Form 10-K
period 2007-12-31
CHIMERA INVESTMENT CORP
filed 2008-03-03
CIK 1409493

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K



                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                       TO

                         COMMISSION FILE NUMBER: 1-13447

                         CHIMERA INVESTMENT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          MARYLAND                                    26-0630461
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation of organization)


       1211 Avenue of the Americas, Suite 2902
              New York, New York                                 10036
      (Address of Principal Executive Offices)                  (Zip Code)

                                 (646) 454-3759
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share              New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.   Yes  X  No
                                                    --    --

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X
                                                       --  --

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                  Yes X  No
                                     --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer _X _ Smaller reporting company __

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No _X_. -

     At November 16, 2007 (the day that trading in the registrant's common stock commenced on the New York Stock Exchange), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $496,666,677 based on the closing sale price on the New York Stock Exchange on that date.

     The number of shares of the Registrant's Common Stock outstanding on February 29, 2008 was 37,744,918.

                       Documents Incorporated by Reference


     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                         CHIMERA INVESTMENT CORPORATION
--------------------------------------------------------------------------------------------
                          2007 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                           PAGE

PART I

ITEM 1.    BUSINESS                                                                          2

ITEM 1A.   RISK FACTORS                                                                     11

ITEM 1B.   UNRESOLVED STAFF COMMENTS                                                        33

ITEM 2.    PROPERTIES                                                                       33

ITEM 3.    LEGAL PROCEEDINGS                                                                33

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              33

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                    33

ITEM 6.    SELECTED FINANCIAL DATA                                                          35

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                            36

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       52

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                      56

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                                             56

ITEM 9A.   CONTROLS AND PROCEDURES                                                          56

ITEM 9B.   OTHER INFORMATION                                                                57

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                           57

ITEM 11.   EXECUTIVE COMPENSATION                                                           57

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS                                                      57

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE                                                                     57

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                                           57

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                       57

FINANCIAL   STATEMENTS                                                                      F-1

SIGNATURES                                                                                  S-1

EXHIBITS                                                                                   II-1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may," "would," "will" or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

o    our business and investment strategy;

o    our projected operating results;

o    our ability to obtain future financing arrangements;

o    general volatility of the securities markets in which we invest;

o    our expected investments;

o interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

o    changes in interest rates and mortgage prepayment rates;

o effects of interest rate caps on our adjustable-rate mortgage-backed securities;

o    rates of default or decreased recovery rates on our investments;

o prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

o the degree to which our hedging strategies may or may not protect us from interest rate volatility;

o    changes in governmental regulations, tax law and rates and similar matters;

o availability of investment opportunities in real estate-related and other securities;

o    availability of qualified personnel;

o estimates relating to our ability to make distributions to our stockholders in the future;

o    our understanding of our competition; and

o market trends in our industry, interest rates, the debt securities markets or the general economy.

      The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption "Risk Factors" in this Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1.     Business

The Company

      We are a real estate investment trust, or REIT, that invests in residential mortgage loans, residential mortgage-backed securities, or RMBS, real estate-related securities and various other asset classes. We are externally managed by Fixed Income Discount Advisory Company, which we refer to as our Manager or FIDAC. Our Manager is a wholly-owned subsidiary of Annaly Capital Management, Inc., or Annaly, a New York Stock Exchange-listed REIT, which has a long track record of managing investments in U.S. government agency mortgage-backed securities. FIDAC is an investment advisor registered with the Securities and Exchange Commission, or SEC.

      Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by investing in a broad class of financial assets to construct an investment portfolio that is designed to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to maintain our exclusion from regulation under the Investment Company Act of 1940, or 1940 Act.

      We were organized in Maryland on June 1, 2007, and commenced operations on November 21, 2007 following the completion of our initial public offering. In our initial public offering, including the exercise of the underwriters' overallotment option, we sold approximately 34.1 million shares of our common stock at $15.00 per share, and raised proceeds of $479.3 million before offering expenses. Concurrent with our initial public offering, in a private offering we sold Annaly approximately 3.6 million shares of our common stock at $15.00 per share for aggregate net proceeds of approximately $54.3 million.

Our Manager

      We are externally managed and advised by FIDAC pursuant to a management agreement. All of our officers are employees of our Manager or one of its affiliates. Our Manager is a fixed-income investment management company specializing in managing investments in U.S. government agency residential mortgage-backed securities, or Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae. Our Manager also has experience in managing investments in non-Agency RMBS and collateralized debt obligations, or CDOs; real estate-related securities; and managing interest rate-sensitive investment strategies. Our Manager commenced active investment management operations in 1994. At December 31, 2007, our Manager was the adviser or sub-adviser for funds with approximately $3.1 billion in net assets and $15.4 billion in gross assets, predominantly Agency RMBS.

      Our Manager is responsible for administering our business activities and day-to-day operations. We have no employees other than our officers. Pursuant to the terms of the management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.

      Our Manager has well-respected and established portfolio management resources for each of our targeted asset classes and a sophisticated infrastructure supporting those resources, including investment professionals focusing on residential mortgage loans, Agency and non-Agency RMBS and other asset-backed securities. We also expect to benefit from our Manager's finance and administration functions, which address legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.

      We do not pay any of our officers any cash compensation. Rather, we pay our Manager a base management fee and incentive compensation based on performance pursuant to the terms of the management agreement.
Our Investment Strategy

      Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to seek to achieve this objective by investing in a diversified investment portfolio of residential mortgage loans, real estate-related securities and real estate loans, as well as various other asset classes, subject to maintaining our REIT status and exemption from registration under the 1940 Act. The residential mortgage backed securities, or RMBS, asset backed securities, or ABS, commercial mortgage backed securities, or CMBS, and CDOs we purchase may include investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

      We will rely on our Manager's expertise in identifying assets within our target asset classes. We expect that our Manager will make investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and our exemption from registration under the 1940 Act.

      Over time, we will modify our investment allocation strategy as market conditions change to seek to maximize the returns from our investment portfolio. We believe this strategy, combined with our Manager's experience, will enable us to pay dividends and achieve capital appreciation throughout changing interest rate and credit cycles and provide attractive long-term returns to investors.

      Our targeted asset classes and the principal investments we expect to make in each are as follows:

              Asset Class                         Principal Investments
              -----------                         ---------------------
Residential Mortgage Loans                 o  Prime mortgage loans, which
                                              are mortgage loans that conform to
                                              the underwriting guidelines of
                                              Fannie Mae and Freddie Mac, which
                                              we refer to as Agency Guidelines;
                                              and jumbo prime mortgage loans,
                                              which are mortgage loans that
                                              conform to the Agency Guidelines
                                              except as to loan size.

                                           o  Alt-A mortgage loans, which are
                                              mortgage loans that may have been
                                              originated using documentation
                                              standards that are less stringent
                                              than the documentation standards
                                              applied by certain other first
                                              lien mortgage loan purchase
                                              programs, such as the Agency
                                              Guidelines, but have one or more
                                              compensating factors such as a
                                              borrower with a strong credit or
                                              mortgage history or significant
                                              assets.
Residential Mortgage-Backed               o   Non-Agency RMBS, including
    Securities                                investment-grade and
                                              non-investment grade classes,
                                              including the BB-rated, B-rated
                                              and non-rated classes.

                                           o  Agency RMBS.
 Other Asset-Backed Securities             o  Debt and equity tranches of
                                              CDOs.

                                           o  Commercial mortgage-backed
                                              securities, or CMBS.

                                           o  Consumer and non-consumer ABS,
                                              including investment-grade and
                                              non-investment grade classes,
                                              including the BB-rated, B-rated
                                              and non-rated classes.

      Since we commenced operations in November 2007, we have focused our investment activities on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks, and non-Agency RMBS. As the diligence and acquisition lead times for residential mortgage loans are longer than for non-Agency RMBS purchases, our investment portfolio at December 31, 2007 was weighted toward non-Agency RMBS. We expect, however, our investment portfolio to become weighted toward residential mortgage loans over the next three to six months. Our investment decisions, however, will depend on prevailing market conditions and will change over time. As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments. We may change our investment strategy and policies without a vote of our stockholders.

      We intend to elect and qualify to be taxed as a REIT and to operate our business so as to be exempt from registration under the 1940 Act, and therefore we will be required to invest a substantial majority of our assets in loans secured by mortgages on real estate and real estate-related assets. Subject to maintaining our REIT qualification and our 1940 Act exemption, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

Investment Portfolio

      The following briefly discusses the principal types of investments that we expect to make:

Residential Mortgage Loans

      We intend to invest in residential mortgage loans (mortgage loans secured by residential real property) primarily through direct purchases from selected high-quality originators. We intend to enter into mortgage loan purchase agreements with a number of primary mortgage loan originators, including mortgage bankers, commercial banks, savings and loan associations, home builders, credit unions and mortgage conduits. We may also purchase mortgage loans on the secondary market. We expect these loans to be secured primarily by residential properties in the United States.

      We intend to invest primarily in residential mortgage loans underwritten to our specifications. The originators will perform the credit review of the borrowers, the appraisal of the properties securing the loan, and maintain other quality control procedures. We expect to generally consider the purchase of loans when the originators have verified the borrowers' income and assets, verified their credit history and obtained appraisals of the properties. We or a third party will perform an independent underwriting review of the processing, underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan. Depending on the size of the loans, we may not review all of the loans in a pool, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower's credit score and other criteria we believe to be important indicators of credit risk. Additionally, before the purchase of loans, we will obtain representations and warranties from each originator stating that each loan is underwritten to our requirements or, in the event underwriting exceptions have been made, we are informed so that we may evaluate whether to accept or reject the loans. An originator who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. As added security, we will use the services of a third-party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping. As a result, all of the original loan collateral documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the third-party document custodian.

      We currently do not intend to originate mortgage loans or provide other types of financing to the owners of real estate. We currently do not intend to establish a loan servicing platform, but expect to retain highly-rated servicers to service our mortgage loan portfolio. We may also purchase certain residential mortgage loans on a servicing-retained basis. In the future, however, we may decide to originate mortgage loans or other types of financing, and we may elect to service mortgage loans and other types of assets.

      We expect that all servicers servicing our loans will be highly rated by the rating agencies. We will also conduct a due diligence review of each servicer before executing a servicing agreement. Servicing procedures will typically follow Fannie Mae guidelines but will be specified in each servicing agreement. All servicing agreements will meet standards for inclusion in highly rated mortgage-backed or asset-backed securitizations. We have entered into a master servicing agreement to assist us with management, servicing oversight, and other administrative duties associated with managing our mortgage loans.

      We expect that the loans we acquire will be first lien, single-family residential traditional fixed-rate, adjustable-rate and hybrid adjustable-rate loans with original terms to maturity of not more than 40 years and are either fully amortizing or are interest-only for up to 10 years, and fully amortizing thereafter. Fixed-rate mortgage loans bear an interest rate that is fixed for the life of the loan. All adjustable-rate and hybrid adjustable-rate residential mortgage loans will bear an interest rate tied to an interest rate index. Most loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. The interest rate on each adjustable-rate mortgage loan resets monthly, semi-annually or annually and generally adjusts to a margin over a U.S. Treasury index or the London Interbank Offering Rate, or LIBOR, index. Hybrid adjustable-rate loans have a fixed rate for an initial period, generally 3 to 10 years, and then convert to adjustable-rate loans for their remaining term to maturity.

       We will acquire residential mortgage loans for our portfolio with the intention of either securitizing them and retaining them in our portfolio as securitized mortgage loans, or holding them in our residential mortgage loan portfolio. To facilitate the securitization or financing of our loans, we expect to generally create subordinate certificates, which provide a specified amount of credit enhancement. We expect to issue securities through securities underwriters and either retain these securities or finance them in the repurchase agreement market. There is no limit on the amount we may retain of these below-investment-grade subordinate certificates. Until we securitize our residential mortgage loans, we expect to finance our residential mortgage loan portfolio through the use of warehouse facilities and repurchase agreements.

Residential Mortgage-Backed Securities

      We intend to invest in RMBS which are typically pass-through certificates created by the securitization of a pool of mortgage loans that are collateralized by residential real estate properties.

      The securitization process is governed by one or more of the rating agencies, including Fitch Ratings, Moody's Investors Service and Standard & Poor's, which determine the respective bond class sizes, generally based on a sequential payment structure. Bonds that are rated from AAA to BBB by the rating agencies are considered "investment grade." Bond classes that are subordinate to the BBB class are considered "below-investment grade" or "non-investment grade." The respective bond class sizes are determined based on the review of the underlying collateral by the rating agencies. The payments received from the underlying loans are used to make the payments on the RMBS. Based on the sequential payment priority, the risk of nonpayment for the investment grade RMBS is lower than the risk of nonpayment for the non-investment grade bonds. Accordingly, the investment grade class is typically sold at a lower yield compared to the non-investment grade classes which are sold at higher yields.

      We may invest in investment grade and non-investment grade RMBS. We expect to evaluate the credit characteristics of these types of securities, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime cap, weighted-average loan-to-value and weighted-average FICO score. Qualifying securities will then be analyzed using base line expectations of expected prepayments and losses from given sectors, issuers and the current state of the fixed-income market. Losses and prepayments are stressed simultaneously based on a credit risk-based model. Securities in this portfolio are monitored for variance from expected prepayments, frequencies, severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments.

      We may invest in net interest margin securities, or NIMs, which are notes that are payable from and secured by excess cash flow that is generated by RMBS or home equity line of credit-backed securities, or HELOCs, after paying the debt service, expenses and fees on such securities. The excess cash flow represents all or a portion of a residual that is generally retained by the originator of the RMBS or HELOCs. The residual is illiquid, thus the originator will monetize the position by securitizing the residual and issuing a NIM, usually in the form of a note that is backed by the excess cash flow generated in the underlying securitization.

      We may invest in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. We refer to these U.S. government agencies as Agencies, and to the mortgage pass-through certificates they issue or guarantee as Agency Mortgage Pass-through Certificates. We may invest in collateralized mortgage obligations issued by the Agencies. We refer to these types of securities as Agency CMOs, and we refer to Agency Mortgage Pass-through Certificates and Agency CMOs as Agency RMBS.

Other Asset-Backed Securities

      We intend to invest in securities issued in various CDO offerings to gain exposure to bank loans, corporate bonds, ABS, mortgages, RMBS and CMBS and other instruments. To avoid any actual or perceived conflicts of interest with our Manager, an investment in any such security structured or managed by our Manager will be approved by a majority of our independent directors. To the extent such securities are treated as debt of the CDO issuer for federal income tax purposes, we will hold the securities directly, subject to the requirements of our continued qualification as a REIT. To the extent the securities represent equity interests in a CDO issuer for federal income tax purposes, we may be required to hold such securities through a taxable REIT subsidiary, or TRS, which would cause the income recognized with respect to such securities to be subject to federal (and applicable state and local) corporate income tax. See "Risk Factors - Tax Risks." We could fail to qualify as a REIT or we could become subject to a penalty tax if the income we recognize from certain investments that are treated or could be treated as equity interests in a foreign corporation exceed 5% of our gross income in a taxable year.

      In general, CDO issuers are special purpose vehicles that hold a portfolio of income-producing assets financed through the issuance of rated debt securities of different seniority and equity. The debt tranches are typically rated based on cash flow structure, portfolio quality, diversification and credit enhancement. The equity securities issued by the CDO vehicle are the "first loss" piece of the CDO vehicle's capital structure, but they are also generally entitled to all residual amounts available for payment after the CDO vehicle's senior obligations have been satisfied. Some CDO vehicles are "synthetic," in which the credit risk to the collateral pool is transferred to the CDO vehicle by a credit derivative such as a credit default swap.

      We also intend to invest in CMBS, which are secured by, or evidence ownership interests in, a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We intend to invest in CMBS that will yield current interest income and where we consider the return of principal to be likely. We intend to acquire CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks and other entities.

      We also intend to invest in consumer ABS. These securities are generally securities for which the underlying collateral consists of assets such as home equity loans, credit card receivables and auto loans. We also expect to invest in non-consumer ABS. These securities are generally secured by loans to businesses and consist of assets such as equipment loans, truck loans and agricultural equipment loans. Issuers of consumer and non-consumer ABS generally are special purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders. We may purchase RMBS and ABS which are denominated in foreign currencies or are collateralized by non-U.S.assets.

Investment Guidelines

      We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition. Our Manager's Investment Committee reviews our compliance with the investment guidelines periodically and our board of directors receives an investment report at each quarter-end in conjunction with its review of our quarterly results. Our board also reviews our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at each regularly scheduled board of directors meeting.

      Our board of directors and our Manager's Investment Committee have adopted the following guidelines for our investments and borrowings:

o No investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

o No investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

o With the exception of real estate and housing, no single industry shall represent greater than 20% of the securities or aggregate risk exposure in our portfolio; and

o Investments in non-rated or deeply subordinated ABS or other securities that are non-qualifying assets for purposes of the 75% REIT asset test will be limited to an amount not to exceed 50% of our stockholders' equity.

      These investment guidelines may be changed by a majority of our board of directors without the approval of our stockholders.

      Our board of directors has also adopted a separate set of investment guidelines and procedures to govern our relationships with FIDAC. We have also adopted detailed compliance policies to govern our interaction with FIDAC, including when FIDAC is in receipt of material non-public information.

Our Financing Strategy

      We use leverage to increase potential returns to our stockholders. We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.

      Subject to our maintaining our qualification as a REIT, we expect to use a number of sources to finance our investments, including the following:

o Repurchase Agreements. We intend to finance certain of our assets through the use of repurchase agreements. We anticipate that repurchase agreements will be one of the sources we will use to achieve our desired amount of leverage for our residential real estate assets. We intend to maintain formal relationships with multiple counterparties to obtain financing on favorable terms.

o Warehouse Facilities. We intend to utilize credit facilities for capital needed to fund our assets. We intend to maintain formal relationships with multiple counterparties to maintain warehouse lines on favorable terms.

o Securitization. We will acquire residential mortgage loans for our portfolio with the intention of securitizing them and retaining the securitized mortgage loans in our portfolio. To facilitate the securitization or financing of our loans, we will generally create subordinate certificates, providing a specified amount of credit enhancement, which we intend to retain in our portfolio.

o Asset-Backed Commercial Paper. We may finance certain of our assets using asset-backed commercial paper, or ABCP, conduits, which are bankruptcy-remote special purpose vehicles that issue commercial paper and the proceeds of which are used to fund assets, either through repurchase or secured lending programs. We may utilize ABCP conduits of third parties or create our own conduit.

o Term Financing CDOs. We may finance certain of our assets using term financing strategies, including CDOs and other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities and corporate debt. Like typical securitization structures, in a CDO:

o the assets are pledged to a trustee for the benefit of the holders of the bonds;
o    one or more classes of the bonds are rated by one or more rating agencies;
     and
o one or more classes of the bonds are marketed to a wide variety of fixed-income investors, which enables the CDO sponsor to achieve a relatively low cost of long-term financing.

      Unlike typical securitization structures, the underlying assets may be sold, subject to certain limitations, without a corresponding pay-down of the CDO, provided the proceeds are reinvested in qualifying assets. As a result, CDOs enable the sponsor to actively manage, subject to certain limitations, the pool of assets. We believe CDO financing structures may be an appropriate financing vehicle for our target asset classes because they will enable us to obtain relatively low, long-term cost of funds and minimize the risk that we may have to refinance our liabilities before the maturities of our investments, while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities.

Our Interest Rate Hedging and Risk Management Strategy

      We may, from time to time, utilize derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Under the federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, although our total gross income from such hedges and other non-qualifying sources must not exceed 25% of our gross income.

      We intend to engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets. The federal income tax rules applicable to REITs may require us to implement certain of these techniques through a TRS that is fully subject to corporate income taxation. Our interest rate management techniques may include:

o    puts and calls on securities or indices of securities;

o    Eurodollar futures contracts and options on such contracts;

o    interest rate caps, swaps and swaptions;

o    U.S. treasury securities and options on U.S. treasury securities; and

o    other similar transactions.

      We expect to attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed-rate assets are financed with fixed-rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. We expect this to allow us to minimize the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

 Compliance with REIT and Investment Company Requirements

      We monitor our investment securities and the income from these securities and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exempt status under the Investment Company Act of 1940, as amended.

Employees

      We are externally managed and advised by our Manager pursuant to a management agreement as discussed below. We have no employees other than our officers, each of whom is also an employee of our Manager or one of its affiliates. Our Manager is not obligated to dedicate certain of its employees exclusively to us, nor is it or its employees obligated to dedicate any specific portion of its time to our business. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

The Management Agreement

      We have entered into a management agreement with our Manager with an initial term ending December 31, 2010, with automatic, one-year renewals at the end of each calendar year following the initial term, subject to approval by our independent directors. Under the management agreement, our Manager implements our business strategy and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions; determining investment criteria in conjunction with our board of directors; sourcing, analyzing and executing investments; asset sales and financings; and performing asset management duties.

      Our independent directors review our Manager's performance annually, and following the initial term, the management agreement may be terminated by us without cause upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock (other than shares held by Annaly or its affiliates), based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us, or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We will provide our Manager with 180-days' prior notice of such termination. Upon termination without cause, we will pay our Manager a substantial termination fee. We may also terminate the management agreement with 30 days' prior notice from our board of directors, without payment of a termination fee, for cause or upon a change of control of Annaly or our Manager, each as defined in the management agreement. Our Manager may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, in which case we would not be required to pay a termination fee. Our Manager may also decline to renew the management agreement by providing us with 180-days' written notice, in which case we would not be required to pay a termination fee.

      We pay our Manager a base management fee quarterly in arrears in an amount equal to 1.75% per annum, calculated quarterly, of our stockholders' equity. For purposes of calculating the base management fee, our stockholders' equity means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, and less any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount is adjusted to exclude one-time events pursuant to changes in generally accepted accounting principles, or GAAP, and certain non-cash charges after discussions between our Manager and our independent directors and approved by a majority of our independent directors. The base management fee will be reduced, but not below zero, by our proportionate share of any CDO base management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs. The base management fee is payable independent of the performance of our investment portfolio.

      In addition to the base management fee, our Manager is entitled to receive quarterly incentive compensation in an amount equal to 20% of the dollar amount by which Core Earnings, on a rolling four-quarter basis and before the incentive management fee, exceeds the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of shares of common stock outstanding in such quarter and (2) 0.50% plus one-fourth of the average of the one month LIBOR rate for such quarter and the previous three quarters. For the initial four quarters following this offering, Core Earnings and the LIBOR rate will be calculated on the basis of each of the previously completed quarters on an annualized basis. Core Earnings and LIBOR rate for the initial quarter will each be calculated from the settlement date of this offering on an annualized basis. Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and approved by a majority of our independent directors. The incentive management fee is reduced, but not below zero, by our proportionate share of any CDO incentive management fees that FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs.

      In addition, we also reimburse our Manager for expenses it incurs related us, including legal, accounting, due diligence and other services, but excluding the salaries and other compensation of our Manager's employees.

Competition

      Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring real estate-related assets, we will compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including a number that have been recently formed, and others that may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

Distributions

      To maintain our qualification as a REIT, we must distribute substantially all of our taxable income to our stockholders for each year. We declared our first quarterly dividend for the period commencing November 21, 2007 and ending December 31, 2007.

Available Information

      Our investor relations website is www.chimerareit.com. We make available on the website under "Financial Information /SEC filings," free of charge, our annual report on Form 10-K and any other reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.

Item 1A.  Risk Factors

      The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

      If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and stockholders may lose some or all of their investment.

Risks Associated With Our Management and Relationship With Our Manager

      We are dependent on our Manager and its key personnel for our success. We have no separate facilities and are completely reliant on our Manager. We have no employees other than our officers. Our officers are also employees of our Manager, which has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager. Our Manager's employees evaluate, negotiate, structure, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the senior managers of our Manager could have a material adverse effect on our performance. In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's principals and professionals. Our management agreement with our Manager only extends until December 31, 2010. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's employees are contractually dedicated to us under our management agreement with our Manager. The only employees of our Manager who are primarily dedicated to our operations are Christian J. Woschenko, our Head of Investments, and William B. Dyer, our Head of Underwriting. There are conflicts of interest in our relationship with our Manager and Annaly, which could result in decisions that are not in the best interests of our stockholders. We are subject to potential conflicts of interest arising out of our relationship with Annaly and our Manager. An Annaly executive officer is our Manager's sole director and two of Annaly's employees are our directors. Specifically, each of our officers also serves as an employee of our Manager or Annaly. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Annaly or our Manager. There may also be conflicts in allocating investments which are suitable both for us and Annaly as well as other FIDAC managed funds. Annaly may compete with us with respect to certain investments which we may want to acquire, and as a result we may either not be presented with the opportunity or have to compete with Annaly to acquire these investments. Our Manager and our officers may choose to allocate favorable investments to Annaly instead of to us. The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us. Further, during turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, other entities for which our Manager also acts as an investment manager will likewise require greater focus and attention, placing our Manager's resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if our Manager did not act as a manager for other entities.

      We pay our Manager substantial management fees regardless of the performance of our portfolio. Our Manager's entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock. Annaly owns approximately 9.6% of our common stock which entitles them to receive quarterly distributions based on financial performance. In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio. Annaly may sell the shares in us at any time after the earlier of (i) November 15, 2010 or (ii) the termination of the management agreement. To the extent Annaly sells some of its shares, its interests may be less aligned with our interests.

Our incentive fee may induce our Manager to make certain investments, including speculative investments.

      In addition to its management fee, our Manager is entitled to receive incentive compensation based, in part, upon our achievement of targeted levels of Core Earnings. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

The management agreement with our Manager was not negotiated on an arm's-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

      Our president, chief financial officer, head of investments, treasurer, controller, secretary and head of underwriting also serve as employees of our Manager. In addition, certain of our directors are employees of our Manager. Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager's performance and the management fees annually, and following the initial term, the management agreement may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock (other than those shares held by Annaly or its affiliates), based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days' prior notice of any such termination. Additionally, upon such termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of (a) the average annual base management fee and (b) the average annual incentive compensation earned by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may adversely affect our ability to terminate our Manager without cause. Our Manager is only contractually committed to serve us until December 31, 2010. Thereafter, the management agreement is renewable on an annual basis, however, our Manager may terminate the management agreement annually upon 180-days' prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Our board of directors approved very broad investment guidelines for our Manager and will not approve each investment decision made by our Manager.

      Our Manager is authorized to follow very broad investment guidelines. Our board of directors periodically reviews our investment guidelines and our investment portfolio, but does not, and is not required to, review all of our proposed investments or any type or category of investment, except that an investment in a security structured or managed by our Manager must be approved by a majority of our independent directors. In addition, in conducting periodic reviews, our board of directors relies primarily on information provided to them by our Manager. Furthermore, our Manager uses complex strategies, and transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad investment guidelines in determining the types of assets it may decide are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments entered into by our Manager may not be in the best interests of our stockholders.

We may change our investment strategy and asset allocation without stockholder consent, which may result in riskier investments.

      We may change our investment strategy or asset allocation at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Form 10-K. A change in our investment strategy may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Form 10-K. These changes could adversely affect the market price of our common stock and our ability to make distributions to you. Our Manager has an incentive to invest our funds in investment vehicles managed by our Manager because of the possibility of generating an additional incremental management fee, which may reduce other investment opportunities available to us.

We may invest in CDOs managed by our Manager, including the purchase or sale of all or a portion of the equity of such CDOs, which may result in an immediate loss in book value and present a conflict of interest between us and our Manager.

      We may invest in securities of CDOs managed by our Manager. If all of the securities of a CDO managed by our Manager were not fully placed as a result of our not investing, our Manager could experience losses due to changes in the value of the underlying investments accumulated in anticipation of the launch of such investment vehicle. The accumulated investments in a CDO transaction are generally sold at the price at which they were purchased and not the prevailing market price at closing. Accordingly, to the extent we invest in a portion of the equity securities for which there has been a deterioration of value since the securities were purchased, we would experience an immediate loss equal to the decrease in the market value of the underlying investment. As a result, the interests of our Manager in our investing in such a CDO may conflict with our interests and that of our stockholders.

Our investment focus is different from those of other entities that are or have been managed by our Manager.

      Our investment focus is different from those of other entities that are or have been managed by our Manager. In particular, entities managed by our Manager have not purchased whole mortgage loans or structured whole loan securitizations. In addition, our Manager has limited experience in managing CDOs and investing in CDOs, non-Agency RMBS, CMBS and other ABS which we may pursue as part of our investment strategy. Accordingly, our Manager's historical returns are not indicative of its performance for our investment strategy and we can offer no assurance that our Manager will replicate the historical performance of the Manager's investment professionals in their previous endeavors. Our investment returns could be substantially lower than the returns achieved by our Manager's investment professionals' previous endeavors.

We compete with investment vehicles of our Manager for access to our Manager's resources and investment opportunities.

      Our Manager provides investment and financial advice to a number of investment vehicles and some of our Manager's personnel are also employees of Annaly and in that capacity are involved in Annaly's investment process. Accordingly, we will compete with our Manager's other investment vehicles and with Annaly for our Manager's resources. Our Manager may sponsor and manage other investment vehicles with an investment focus that overlaps with ours, which could result in us competing for access to the benefits that we expect our relationship with our Manager will provide to us.

                          Risks Related To Our Business

We have little operating history and may not operate successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

      We were organized in June 2007 and commenced operations in November 2007 and have little operating history. The results of our operations depend on many factors, including the availability of opportunities for the acquisition of assets, the level and volatility of interest rates, readily accessible short and long-term financing, conditions in the financial markets and economic conditions.

Failure to procure adequate capital and funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends to our stockholders.

      We depend upon the availability of adequate funding and capital for our operations. We intend to finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, securitizations, commercial paper and CDOs. Our access to capital depends upon a number of factors over which we have little or no control, including:

o    general market conditions;
o    the market's perception of our growth potential;
o our current and potential future earnings and cash distributions; o the market price of the shares of our capital stock; and
o    the market's view of the quality of our assets.

      The current situation in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing. In general, this could potentially increase our financing costs and reduce our liquidity.

      We will use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper and term CDOs. Current market conditions have affected the cost and availability of financing from each of these sources -- and their individual providers -- to different degrees; some sources generally are unavailable, some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing. Non-Agency RMBS have been harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings have been impacted.

       Currently, warehouse facilities to finance whole loan prime residential mortgages are generally available from major banks, but at significantly higher cost and greater margin requirements than previously offered. Many major banks that offer warehouse facilities have also reduced the amount of capital available to new entrants and consequently the size of those facilities offered now are smaller than those previously available.


      It is currently a challenging market to term finance whole loans through securitization or bonds issued by a CDO structure. The highly rated senior bonds in these securitizations and CDO structures currently have liquidity, but at much wider spreads than issues priced earlier this year. The junior subordinate tranches of these structures currently have few buyers and current market conditions have forced issuers to retain these lower rated bonds rather than sell them.

      Certain issuers of asset-backed commercial paper (or ABCP) have been unable to place (or roll) their securities, which has resulted, in some instances, in forced sales of mortgage-backed securities, or MBS, and other securities which has further negatively impacted the market value of these assets. These market conditions are fluid and likely to change over time.

      As a result, the execution of our investment strategy may be dictated by the cost and availability of financing from these different sources.

      If one or more major market participants goes out of business, it could adversely affect the marketability of all fixed income securities and this could negatively impact the value of the securities we acquire, thus reducing our net book value.

      Furthermore, if many of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our securities or residential mortgage loans at an inopportune time when prices are depressed.

      We cannot assure you that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available. Further, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to our stockholders. Moreover, our ability to grow will be dependent on our ability to procure additional funding. To the extent we are not able to raise additional funds through the issuance of additional equity or borrowings, our growth will be constrained.

We operate in a highly competitive market for investment opportunities and more established competitors may be able to compete more effectively for investment opportunities than we can.

      A number of entities compete with us to make the types of investments that we plan to make. We compete with other REITs, public and private funds, commercial and investment banks and commercial finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Loss of our 1940 Act exemption would adversely affect us and negatively affect the market price of shares of our common stock and our ability to distribute dividends and could result in the termination of the management agreement with our Manager.

      We operate our company so that we will not be required to register as an investment company under the 1940 Act because we are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Specifically, our investment strategy is to invest at least 55% of our assets in mortgage loans, RMBS that represent the entire ownership in a pool of mortgage loans and other qualifying interests in real estate and approximately an additional 25% of our assets in other types of mortgages, RMBS, securities of REITs and other real estate-related assets. As a result, we are limited in our ability to make certain investments. If we fail to qualify for this exemption in the future, we could be required to restructure our activities in a manner that or at a time when we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock, the sustainability of our business model, and our ability to make distributions. For example, if the market value of our investments in securities were to increase by an amount that resulted in less than 55% of our assets being invested in mortgage loans or RMBS that represent the entire ownership in a pool of mortgage loans or less than 80% of our assets being invested in real estate-related assets, we might have to sell securities to qualify for exemption under the 1940 Act. The sale could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is acceptable. In addition, there can be no assurance that the laws and regulations governing REITs, including regulations issued by the Division of Investment Management of the SEC, providing more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. A loss of our 1940 Act exemption would allow our Manager to terminate the management agreement with us, which would materially adversely affect our business and operations.

Rapid changes in the values of our residential mortgage loans, RMBS, and other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exemption from the 1940 Act.

      If the market value or income potential of our residential mortgage loans, RMBS, and other real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets to maintain our REIT qualification or our exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

We leverage our investments, which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

      We leverage our investments through borrowings, generally through the use of repurchase agreements, warehouse facilities, credit facilities, securitizations, commercial paper and CDOs. We are not required to maintain any specific debt-to-equity ratio. The amount of leverage we use varies depending on our ability to obtain credit facilities, the lenders' and rating agencies' estimates of the stability of the investments' cash flow, and our assessment of the appropriate amount of leverage for the particular assets we are funding. We are required to maintain minimum average cash balances in connection with borrowings under credit facilities. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from leveraging our investments or increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders, which could adversely affect the price of our common stock. We may not be able to meet our debt service obligations, and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise. The satisfaction of such margin calls may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders may cause the value of our common stock to decline, in some cases, precipitously.

We depend on warehouse and repurchase facilities, credit facilities and commercial paper to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

      Our ability to fund our investments depends to a large extent upon our ability to secure warehouse, repurchase, credit, and commercial paper financing on acceptable terms. Pending the securitization of a pool of mortgage loans, if any, we will fund the acquisition of mortgage loans through borrowings from warehouse, repurchase, and credit facilities and commercial paper. We can provide no assurance that we will be successful in establishing sufficient warehouse, repurchase, and credit facilities and issuing commercial paper. In addition, because warehouse, repurchase, and credit facilities and commercial paper are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing. If we are not able to renew our then existing warehouse, repurchase, and credit facilities and issue commercial paper or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our asset acquisition activities.

       It is possible that the lenders that provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, including our mortgage loans. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the warehouse facilities that they provide to us. Our lenders also may revise their eligibility requirements for the types of residential mortgage loans they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Financing of equity-based lending, for example, may become more difficult in the future. Moreover, the amount of financing we will receive under our warehouse and repurchase facilities will be directly related to the lenders' valuation of the assets that secure the outstanding borrowings. Typically warehouse, repurchase, and credit facilities grant the respective lender the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be forced to sell assets at the same time as others facing similar pressures to sell similar assets, which could greatly exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price.

       The current dislocation in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing. This could potentially increase our financing costs and reduce our liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including Agency and non-Agency RMBS, residential mortgage loans and real estate related securities, and this could negatively impact the value of the securities we acquire, thus reducing our net book value. Furthermore, if many of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

Certain of our financing facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

      Certain of our financing facilities contain extensive restrictions, covenants, and representations and warranties that, among other things, require us to satisfy specified financial, asset quality, loan eligibility and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain of our financing agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. The covenants and restrictions we expect in our financing facilities may restrict our ability to, among other things:

o    incur or guarantee additional debt;
o    make certain investments or acquisitions;
o    make distributions on or repurchase or redeem capital stock;
o    engage in mergers or consolidations;
o    finance mortgage loans with certain attributes;
o    reduce liquidity below certain levels;
o    grant liens;
o    incur operating losses for more than a specified period;
o    enter into transactions with affiliates; and
o    hold mortgage loans for longer than established time periods.

      These restrictions may interfere with our ability to obtain financing, including the financing needed to qualify as a REIT, or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could curtail our investment returns.

The repurchase agreements, warehouse facilities and credit facilities and commercial paper that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

      We will use repurchase agreements, warehouse facilities, credit facilities and commercial paper to finance our investments. If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

If the counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

      When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically 30-90 days. Because the cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities (this difference is referred to as the haircut), if the counterparty defaults on its obligation to resell the securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our stockholders. If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another repurchase dealer in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility.

An increase in our borrowing costs relative to the interest we receive on our assets may adversely affect our profitability, and thus our cash available for distribution to our stockholders.

      As our repurchase agreements and other short-term borrowings mature, we will be required either to enter into new borrowings or to sell certain of our investments. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would adversely affect our returns on our assets that are subject to prepayment risk, including our mortgage-backed securities, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

If we issue senior securities we will be exposed to additional risks.

      If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities.

Our securitizations will expose us to additional risks.

      We expect to securitize certain of our portfolio investments to generate cash for funding new investments. We expect to structure these transactions so that they are treated as financing transactions, and not as sales, for federal income tax purposes. In each such transaction, we would convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to securitize our portfolio could hurt our performance and our ability to grow our business.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

      We expect that the terms of CDOs we may sponsor will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as "over-collateralization." We anticipate that the CDO terms will provide that, if certain delinquencies or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure you of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Given recent volatility in the CDO market, rating agencies may depart from historic practices for CDO financings, making them more costly for us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

      Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

o interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
o available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
o the duration of the hedge may not match the duration of the related liability;
o the amount of income that a REIT may earn from hedging transactions (other than through TRSs) to offset interest rate losses is limited by federal tax provisions governing REITs;
o the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
o the party owing money in the hedging transaction may default on its obligation to pay.

      Our hedging transactions, which are intended to limit losses, may actually limit gains and increase our exposure to losses. As a result, our hedging activity may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

      A substantial portion of our assets are classified for accounting purposes as "available-for-sale" and carried at fair value. Changes in the market values of those assets will be directly charged or credited to other comprehensive income. In addition, a decline in values will reduce the book value of our assets. A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

The lack of liquidity in our investments may adversely affect our business.

      We may invest in securities or other instruments that are not liquid. It may be difficult or impossible to obtain third party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility as a ready market does not exist. In addition, validating third party pricing for illiquid investments may be more subjective than more liquid investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

      Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

We are required to obtain various state licenses in order to purchase mortgage loans in the secondary market and there is no assurance we will be able to obtain or maintain those licenses.

      While we are not required to obtain licenses to purchase mortgage-backed securities, we are required to obtain various state licenses to purchase mortgage loans in the secondary market. We have applied for these licenses and expect this process could take several months. There is no assurance that we will obtain all of the licenses that we desire or that we will not experience significant delays in seeking these licenses. Furthermore, we will be subject to various information and other requirements to maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our investment options and could harm our business.

We are subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.

      Various federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The federal Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as "high cost" loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our mortgaged-related assets, could subject us, as an assignee or purchaser to the related residential mortgage loans, to monetary penalties and could result in the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

      Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our asset-based securities or the securities markets in general. Losses resulting from these types of events are uninsurable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. Adverse economic conditions could harm the value of the property underlying our asset-backed securities or the securities markets in general which could harm our operating results and revenues and may result in the volatility of the value of our securities.

We are subject to the requirements of the Sarbanes-Oxley Act of 2002.

      As we are a public company, our management is required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires an independent registered public accounting firm to deliver an attestation report on the operating effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements beginning with the year ending December 31, 2008. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Sections 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate all material weaknesses in a timely manner. The existence of any material weaknesses in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the trading price of our stock.

                        Risks Related to Our Investments

We might not be able to purchase residential mortgage loans, mortgage-backed securities and other investments that meet our investment criteria or at favorable spreads over our borrowing costs.

      Our net income depends on our ability to acquire residential mortgage loans, mortgage-backed securities and other investments at favorable spreads over our borrowing costs. Our investments are selected by our Manager, and our stockholders will not have input into such investment decisions. Our Manager has conducted due diligence with respect to each investment purchased. However, there can be no assurance that our Manager's due diligence processes will uncover all relevant facts or that any investment will be successful.

We may not realize income or gains from our investments.

      We invest to generate both current income and capital appreciation. The investments we invest in may, however, not appreciate in value and, in fact, may decline in value, and the debt securities we invest in may default on interest or principal payments. Accordingly, we may not be able to realize income or gains from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Our investments may be concentrated and will be subject to risk of default.

      While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our shares and accordingly may reduce our ability to pay dividends to our stockholders.

Increases in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

      We have and will continue to invest in real estate-related assets by investing directly in residential mortgage loans and indirectly by purchasing RMBS, CMBS and CDOs backed by real estate-related assets. Under a normal yield curve, an investment in these assets will decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. A significant risk associated with these investments is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if these assets were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements or other adjustable rate financings we may enter into to finance the purchase of these assets. Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those investments that are subject to prepayment risk and widening of credit spreads.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.

      Our operating results will depend in large part on the differences between the income from our assets, net of credit losses and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit or eliminate our ability to make distributions to our stockholders.

A significant portion of our portfolio investments will be recorded at fair value, as determined in accordance with our pricing policy as approved by our board of directors and, as a result, there will be uncertainty as to the value of these investments.

      A significant portion of our portfolio of investments is in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. It may be difficult or impossible to obtain third party pricing on the investments we purchase. We value these investments quarterly at fair value, as determined in accordance with our pricing policy as approved by our board of directors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and harm our operating results.

      Many of our investments are susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and have an adverse effect on our operating results.

Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

      There are seldom any restrictions on borrowers' abilities to prepay their residential mortgage loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our portfolio of residential mortgage loans, RMBS, and CDOs backed by real estate-related assets and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

      To the extent our investments are purchased at a premium, faster than expected prepayments result in a faster than expected amortization of the premium paid, which would adversely affect our earnings. Conversely, if these investments were purchased at a discount, faster than expected prepayments accelerate our recognition of income.

The mortgage loans we invest in and the mortgage loans underlying the mortgage and asset-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

      Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers' abilities to repay their loans. In addition, we invest in non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest is not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. Asset-backed securities are bonds or notes backed by loans or other financial assets. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the RMBS and CMBS we invest in are subject to all of the risks of the respective underlying mortgage loans.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our earnings.

      If we sell loans, we would be required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements will require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could harm our cash flow, results of operations, financial condition and business prospects.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

      Subject to maintaining our qualification as a REIT, part of our investment strategy will involve entering into derivative contracts that could require us to fund cash payments in certain circumstances. These potential payments will be contingent liabilities and therefore may not appear on our statement of financial condition. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.

Our Manager's due diligence of potential investments may not reveal all of the liabilities associated with such investments and may not reveal other weaknesses in such investments, which could lead to investment losses.

      Before making an investment, our Manager assesses the strengths and weaknesses of the originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Manager relies on resources available to it and, in some cases, an investigation by third parties. This process is particularly important with respect to newly formed originators or issuers with unrated and other subordinated tranches of MBS and ABS because there may be little or no information publicly available about these entities and investments. There can be no assurance that our Manager's due diligence process will uncover all relevant facts or that any investment will be successful.

Our real estate investments are subject to risks particular to real property.

      We own assets secured by real estate and may own real estate directly in the future, either through direct investments or upon a default of mortgage loans. Real estate investments are subject to various risks, including:

o acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
o acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
o    adverse changes in national and local economic and market conditions;
o changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
o costs of remediation and liabilities associated with environmental conditions such as indoor mold; and
o    the potential for uninsured or under-insured property losses.

      If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

We may be exposed to environmental liabilities with respect to properties to which we take title.

      In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

We may in the future invest in RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

      We may in the future invest in RMBS backed by collateral pools of subprime residential mortgage loans. "Subprime" mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

Exchange rate fluctuations may limit gains or result in losses.

      If we directly or indirectly hold assets denominated in currencies other than U.S. dollars, we will be exposed to currency risk that may adversely affect performance. Changes in the U.S. dollar's rate of exchange with other currencies may affect the value of investments in our portfolio and the income that we receive in respect of such investments. In addition, we may incur costs in connection with conversion between various currencies, which may reduce our net income and accordingly may reduce our ability to pay distributions to our stockholders.

                        Risks Related To Our Common Stock

We issued common stock on the New York Stock Exchange on November 16, 2007.

      Our shares of common stock are newly issued securities for which there was no trading market prior to November 2007. The market price of our common stock may be highly volatile and could be subject to wide fluctuations.

      Some of the factors that could negatively affect our share price include:

o    actual or anticipated variations in our quarterly operating results;
o changes in our earnings estimates or publication of research reports about us or the real estate industry;
o increases in market interest rates that may lead purchasers of our shares to demand a higher yield;
o    changes in market valuations of similar companies;
o adverse market reaction to any increased indebtedness we incur in the future;
o    additions or departures of our Manager's key personnel;
o    actions by stockholders;
o    speculation in the press or investment community; and
o    general market and economic conditions.

Common stock eligible for future sale may have adverse effects on our share price.

      We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of the common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for the common stock. At December 31, 2007, we have 37,705,563 shares of common stock issued and outstanding. In addition, Annaly holds 9.6% of our outstanding shares of common stock as of December 31, 2007. Our equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 8% of the issued and outstanding shares of our common stock (on a fully diluted basis and including shares sold to Annaly concurrently with the initial public offering and shares sold pursuant to the underwriters' exercise of their overallotment option) at the time of the award, subject to a ceiling of shares available for issuance under the plan. We, Annaly, and our officers and directors have agreed with the underwriters to a 180-day lock-up period (subject to extensions), meaning that, until the end of the 180-day lock-up period, we and they will not, subject to certain exceptions, sell or transfer any shares of common stock without the prior consent of Merrill Lynch. Merrill Lynch may, in its sole discretion, at any time from time to time and without notice, waive the terms and conditions of the lock-up agreements to which it is a party. Additionally, Annaly has agreed with us to a further lock-up period that will expire at the earlier of (i) November 15, 2010 or (ii) the termination of the management agreement. When the lock-up periods expire, these common shares will become eligible for sale, in some cases subject to the requirements of Rule 144 under the Securities Act of 1933, or the Securities Act. The market price of our common stock may decline significantly when the restrictions on resale by certain of our stockholders lapse. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

There is a risk that our stockholders may not receive distributions or that distributions may not grow over time.

      We intend to make distributions on a quarterly basis out of assets legally available to our stockholders in amounts such that all or substantially all of our REIT taxable income in each year is distributed. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. Among the factors that could adversely affect our results of operations and impair our ability to pay distributions to our stockholders are:

o the profitability of the investment of the net proceeds of the initial public offering:
o    our ability to make profitable investments;
o    margin calls or other expenses that reduce our cash flow;
o    defaults in our asset portfolio or decreases in the value of our portfolio;
     and
o the fact that anticipated operating expense levels may not provide accurate, as actual results may vary from estimates.

      A change in any one of these factors could affect our ability to make distributions. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

Market interest rates may have an effect on the trading value of our shares.

      One of the factors that investors may consider in deciding whether to buy or sell our shares is our distribution rate as a percentage of our share price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market value of our shares. For instance, if interest rates rise, it is likely that the market price of our shares will decrease as market rates on interest-bearing securities, such as bonds, increase.

Investing in our shares may involve a high degree of risk.

      The investments we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, are subject to credit risk, interest rate risk, and market value risks, among others, and therefore an investment in our shares may not be suitable for someone with lower risk tolerance.

Broad market fluctuations could negatively impact the market price of our common stock.

      The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies' operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock.

Future sales of shares may have adverse consequences for investors.

      We may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing shareholders on a pre-emptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issues, which may dilute the existing shareholders' interests in us. Annaly owns 9.6% of our outstanding shares of common stock as of December 31, 2007 and will be permitted, subject to the requirements of Rule 144 under the Securities Act, to sell such shares upon the earlier of (i) November 15, 2010 or (ii) the termination of the management agreement.

Our charter and bylaws contain provisions that may inhibit potential acquisition bids that stockholders may consider favorable, and the market price of our common stock may be lower as a result.

      Our charter and bylaws contain provisions that have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

o There are ownership limits and restrictions on transferability and ownership in our charter. To qualify as a REIT for each taxable year after 2007, not more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals during the second half of any calendar year. In addition, our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year for each taxable year after 2007. To assist us in satisfying these tests, our charter generally prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock. These restrictions may discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders and any shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary, thereby resulting in a forfeiture of the additional shares.

o Our charter permits our board of directors to issue stock with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to amend the charter without stockholder approval to increase the total number of authorized shares of stock or the number of shares of any class or series and to issue common or preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

o Maryland Control Share Acquisition Act. Maryland law provides that "control shares" of a corporation acquired in a "control share acquisition" will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. "Control shares" means voting shares of stock that, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

     If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders' meeting, or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Control Share Acquisition Act, then, subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

o Business Combinations. Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

     o any person who beneficially owns 10% or more of the voting power of the corporation's shares; or

     o an affiliate or associate of the corporation who, at any time within the two-year period before the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

     A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which such person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board. After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

     o 80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

     o two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

     These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution which provides that any business combination between us and any other person is exempted from the provisions of the Maryland Control Share Acquisition Act, provided that the business combination is first approved by the board of directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or the board of directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

     o Staggered board. Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2008, 2009 and 2010, respectively. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

     o Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contains other provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then- prevailing market price.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit stockholder's recourse in the event of actions not in their best interests.

      Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

o actual receipt of an improper benefit or profit in money, property or services; or

o a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated for which Maryland law prohibits such exemption from liability.

      In addition, our charter authorizes us to obligate our company to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present or former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party because of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

                                    Tax Risks

Your investment has various federal income tax risks.

      This summary of certain tax risks is limited to the federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this 10-K and that could affect the federal tax treatment of us or our stockholders. This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Internal Revenue Code, or the Code. We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of federal, state and local income tax law on an investment in common stock and on your individual tax situation.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

      To qualify as a REIT for federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. To meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our investment performance.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

      To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

      If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a "pension-held REIT," (3) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy generate "excess inclusion income," then a portion of the distributions to and, in the case of a stockholder described in clause (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

Classification of a securitization or financing arrangement we enter into as a taxable mortgage pool could subject us or certain of our stockholders to increased taxation.

      We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages or mortgage-backed securities and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as "excess inclusion" income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

o    not be allowed to be offset by a stockholder's net operating losses;
o be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;
o be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and
o be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

      We intend to operate in a manner that is intended to cause us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2007. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

      To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

o    85% of our REIT ordinary income for that year;
o    95% of our REIT capital gain net income for that year; and
o    any undistributed taxable income from prior years.

      We intend to distribute our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT or their stockholders. Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles, or GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

      In order for us to qualify as a REIT for each taxable year after 2007, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with any TRS which we may form or acquire will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

      A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. The TRS that we may form following the completion of this offering would pay federal, state and local income tax on its taxable income, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with taxable REIT subsidiaries to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

We could fail to qualify as a REIT or we could become subject to a penalty tax if income we recognize from certain investments that are treated or could be treated as equity interests in a foreign corporation exceeds 5% of our gross income in a taxable year.

      We may invest in securities, such as subordinated interests in certain CDO offerings, that are treated or could be treated for federal (and applicable state and local) corporate income tax purposes as equity interests in foreign corporations. Categories of income that qualify for the 95% gross income test include dividends, interest and certain other enumerated classes of passive income. Under certain circumstances, the federal income tax rules concerning controlled foreign corporations and passive foreign investment companies require that the owner of an equity interest in a foreign corporation include amounts in income without regard to the owner's receipt of any distributions from the foreign corporation. Amounts required to be included in income under those rules are technically neither actual dividends nor any of the other enumerated categories of passive income specified in the 95% gross income test. Furthermore, there is no clear precedent with respect to the qualification of such income under the 95% gross income test. Due to this uncertainty, we intend to limit our direct investment in securities that are or could be treated as equity interests in a foreign corporation such that the sum of the amounts we are required to include in income with respect to such securities and other amounts of non-qualifying income do not exceed 5% of our gross income. We cannot assure you that we will be successful in this regard. To avoid any risk of failing the 95% gross income test, we may be required to invest only indirectly, through a domestic TRS, in any securities that are or could be considered to be equity interests in a foreign corporation. This, of course, will result in any income recognized from any such investment to be subject to federal income tax in the hands of the TRS, which may, in turn, reduce our yield on the investment.

Liquidation of our assets may jeopardize our REIT qualification.

      To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets in transactions that are considered to be prohibited transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.

      A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we sold or securitized our assets in a manner that was treated as a sale for federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of assets at the REIT level and may securitize assets only in transactions that are treated as financing transactions and not as sales for tax purposes even though such transactions may not be the optimal execution on a pre-tax basis. We could avoid any prohibited tax concerns by engaging in securitization transactions through a TRS, subject to certain limitations described above. To the extent that we engage in such activities through domestic TRSs, the income associated with such activities will be subject to federal (and applicable state and local) corporate income tax.

Characterization of the repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

      We will enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction, which is typically 30-90 days. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

      The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual gross income from qualifying and non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income. In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS, which we intend to form in the future. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

      At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates.

      Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 38.6% to 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Item 1B.  Unresolved Staff Comments

      None.

Item 2.  Properties

      We do not own any property. Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902, New York, New York 10036, telephone (646) 454-3759. We share this office space with Annaly and FIDAC.

Item 3.  Legal Proceedings

      We are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      On November 15, 2007, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-145525) relating to our initial public offering. The offering date was November 15, 2007. The initial public offering was underwritten by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and Deutsche Bank Securities Inc. acting as the representatives of J.P. Morgan Securities Inc., Keefe, Bruyette & Woods, Inc. and Bear, Stearns & Co. Inc. We registered 38,333,334 shares of our common stock, par value $0.01 per share. On November 21, 2007, we sold 34,083,334 of common stock in our initial public offering at a price to the public of $15.00 per share for an aggregate offering price of approximately $51.1 million. In connection with the offering, we paid approximately $31.9 million in underwriting discounts and commissions and incurred approximately $1 million of other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and these other offering expenses, we estimate that the net proceeds from the offering equaled approximately $ 534.3 million.

      In a concurrent private offering, we sold Annaly 3,621,581 shares of our common stock at a price of $15 per share, for aggregate proceeds of approximately $54.3 million. We did not pay any underwriting fees, commissions or discounts with respect to the shares we sold Annaly. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the sale of the shares to Annaly.

      We are investing the net proceeds of these offerings in accordance with our investment objectives and strategies as described in the prospectus comprising a part of the Registration Statement referenced above. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

      Our common stock began trading publicly on November 16, 2007 and is traded on the New York Stock Exchange under the trading symbol "CIM". As of February 19, 2008, we had 37,744,918 shares of common stock issued and outstanding which were held by approximately 5,239 beneficial holders.The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock for the period commencing November 16, 2007 and ending December 31, 2007.

                                                             Stock Prices

                                                          High    Low   Close

November 16, 2007 to December 31, 2007                    17.88  14.10  17.88

                                                         Common Dividends
                                                         Declared Per Share

Period commencing November 21, 2007 and ending
 December 31, 2007                                             $0.025

      We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

                      EQUITY COMPENSATION PLAN INFORMATION

      We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors, employees of our Manager and its affiliates to stimulate their efforts towards our continued success long-term growth and profitability and to attract, reward and retain personnel and other service providers. The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options, or NQSOs, restricted shares and other types of incentive awards. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of our common stock, or 3,016,445 shares, up to a ceiling of 40,000,000 shares. For a description of our Incentive Plan, see Note 8 to the Financial Statements.

      The following table provides information as of December 31, 2007 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

                                Number of Securities   Weighted Average   Number of Securities
                                  to be Issued upon    Exercise Price of   Available for Future
       Plan Category                 Exercise of          Outstanding        Issuance Under
                                 Outstanding Options,  Options, Warrants   Equity Compensation
                                    Warrants and           and Rights             Plans
                                      Rights(1)
------------------------------- --------------------- ------------------- ---------------------
Equity Compensation Plans
 Approved by Stockholders                 -                    -                3,016,445
Equity Compensation Plans Not
 Approved by Stockholders(2)              -                    -                    -
------------------------------- --------------------- ------------------- ---------------------
Total                                     -                    -                3,016,445
=============================== ===================== =================== =====================


(1) The amount does not give effect to the 1,301,000 shares of restricted common stock issued subsequent to December 31, 2007 to our Manager's employees and to our independent directors under our equity incentive plan. Each independent director was granted 3,000 shares of our restricted common stock which fully vested on January 2, 2008. The restricted common stock approved as grants to our officers and other employees of our Manager will vest in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008, or all outstanding unvested shares will fully vest on the death of the individual.

(2) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

      The following selected financial data are derived from our audited financial statements for the period from November 21, 2007 (commencement of operations) through December 31, 2007. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

             Statement of Financial Condition Highlights
            (dollars in thousands, except per share data)

                                          As of December 31, 2007
------------------------------------- --------------------------------
Mortgage-backed securities                                  $1,124,290
Loans held for investment                                     $162,371
Total assets                                                $1,565,636
Repurchase agreements                                         $270,584
Total liabilities                                           $1,026,747
Shareholders' equity                                          $538,889
Book value per share                                            $14.29
Number of shares outstanding                                37,705,563


                 Statement of Operations Highlights
            (dollars in thousands, except per share data)

                                     For the period November 21, 2007
                                            to December 31, 2007
------------------------------------ ---------------------------------
Net interest income                                             $3,077
Net loss                                                      ($2,906)
EPS (basic)                                                    ($0.08)
EPS (diluted)                                                  ($0.08)
Average shares - basic                                      37,401,737
Average shares - diluted                                    37,401,737
Taxable income per share (1)                                     $0.03
Dividend declared per share (2)                                 $0.025

                               Other Data
              (dollars in thousands, except percentages)
                                           For the period November 21,
                                            2007 to December 31, 2007
------------------------------------------ ---------------------------
Average total assets                                        $1,044,355
Average investment securities                                 $399,736
Average borrowings                                            $270,584
Average equity                                                $530,982
Annualized yield on average interest
 earning assets                                                  7.02%
Annualized cost of funds on average
 interest bearing
liabilities                                                      5.08%
Annualized interest rate spread                                  1.94%
Annualized net interest margin (net
 interest
income/average interest earning assets)                          6.85%
Annualized G&A and management fee expense
 as
percentage of average total assets                               1.55%
Annualized G&A and management fee expense
 as
percentage of average equity                                     3.05%
Return on average interest earning assets                      (6.47%)
Return on average equity                                       (4.87%)

(1) See reconciliation of non-GAAP financial measurements to GAAP financial measurements.
(2)  For the applicable period as reported in our earnings announcements.

Reconciliation of non-GAAP financial measurements to GAAP financial measurements

Taxable income per share

      As a REIT, we are required to distribute to our shareholders substantially all of our REIT taxable earnings in the form of dividends. Taxable earnings per share is a meaningful financial measurement for investors and management in assessing our performance. A reconciliation of REIT taxable income per share to GAAP EPS (basic) follows:

           Reconciliation of REIT Taxable Income Per Share to GAAP EP
           ----------------------------------------------------------

                                             For the period November
                                              21, 2007 to December 31,
                                                        2007
-------------------------------------------- -------------------------
GAAP EPS                                                       ($0.08)
   Unrealized loss on interest rate swaps                        $0.11
                                             -------------------------
REIT taxable income per share                                    $0.03
                                             =========================


Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 8 of this Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under "Risk Factors" in this 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Executive Summary

      We are a newly-formed specialty finance company that will invest in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. We are externally managed by FIDAC. We intend to elect and qualify to be taxed as a REIT for federal income tax purposes. Our targeted asset classes and the principal investments we expect to make in each are as follows:

o    Whole mortgage loans, consisting of:

o    Prime mortgage loans

o    Jumbo prime mortgage loans

o    Alt-A mortgage loans

o    RMBS, consisting of:

o Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

o    Agency RMBS

o    ABS, consisting of:

o    Debt and equity tranches of CDOs

o    CMBS

o Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

      We completed our initial public offering on November 21, 2007. In that offering and in a concurrent private offering we raised net proceeds before offering expenses of approximately $533.6 million. We have commenced investing these proceeds, and as of December 31, 2007, have a portfolio of RMBS and whole mortgage loans of approximately $1.3 billion.

      Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by investing in a broad class of financial assets to construct an investment portfolio that is designed to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status.

      Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We will adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time. We believe that our strategy, combined with our Manager's experience, will enable us to pay dividends and achieve capital appreciation throughout changing market cycles. We expect to take a long-term view of assets and liabilities, and our reported earnings and mark-to-market valuations at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

      We use leverage to seek to increase our potential returns and to fund the acquisition of our assets. Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We expect to finance our investments using a variety of financing sources including repurchase agreements, warehouse facilities, securitizations, commercial paper and term financing CDOs. We expect to manage our debt by utilizing interest rate hedges, such as interest rate swaps, to reduce the effect of interest rate fluctuations related to our debt.

      We expect the results of our operations to be affected by various factors, many of which are beyond our control. Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our assets, and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs, and prepayment speeds, which is a measurement of how quickly borrowers pay down the unpaid principal balance on their mortgage loans.

      Prepayment Speeds. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, vary according to interest rates, the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans, and as a result, prepayment speeds tend to decrease. When interest rates fall, prepayment speeds tend to increase. For mortgage loan and RMBS investments purchased at a premium, as prepayment speeds increase, the amount of income we earn decreases because the purchase premium we paid for the bonds amortizes faster than expected. Conversely, decreases in prepayment speeds result in increased income and can extend the period over which we amortize the purchase premium. For mortgage loan and RMBS investments purchased at a discount, as prepayment speeds increase, the amount of income we earn increases because of the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in decreased income and can extend the period over which we accrete the purchase discount into interest income.

      Rising Interest Rate Environment. As indicated above, as interest rates rise, prepayment speeds generally decrease, increasing our interest income. Rising interest rates, however, increase our financing costs which may result in a net negative impact on our net interest income. In addition, if we acquire Agency and non-Agency RMBS collateralized by monthly reset adjustable-rate mortgages, or ARMs, and three- and five-year hybrid ARMs, such interest rate increases should result in decreases in our net investment income, as there could be a timing mismatch between the interest rate reset dates on our RMBS portfolio and the financing costs of these investments. Monthly reset ARMs are ARMs on which coupon rates reset monthly based on indices such as one-month LIBOR. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps.

      With respect to our floating rate investments such as CDO securities, such interest rate increases should result in increases in our net investment income because our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net investment income on fixed-rate investments made by us because our fixed-rate assets would be greater in amount than our fixed-rate liabilities. We expect, however, that our fixed-rate assets would decline in value in a rising interest rate environment and that our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent such assets are financed with floating rate debt.

      Credit Risk. One of our strategic focuses is on acquiring assets which we believe to be of high credit quality. We believe this strategy will keep our credit losses and financing costs low. We retain the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio. Additionally, some of our investments in RMBS may be qualifying interests for purposes of maintaining our exemption from the 1940 Act because we retain a 100% ownership interest in the underlying loans. If we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. Prior to the purchase of these securities, we conduct a due diligence process that allows us to remove loans that do not meet our credit standards based on loan-to-value ratios, borrower's credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk.

      Size of Investment Portfolio. The size of our investment portfolio, as measured by the aggregate unpaid principal balance of our mortgage loans and aggregate principal balance of our mortgage related securities and the other assets we own is also a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of interest income we receive increases. The larger investment portfolio, however, drives increased expenses as we incur additional interest expense to finance the purchase of our assets.

      Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

      Current Environment. While the current situation in the sub-prime mortgage sector may provide us opportunities, the current weakness in the broader mortgage market could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing. In general, this could potentially increase our financing costs and reduce our liquidity. We expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper and term CDOs. Current market conditions have affected the cost and availability of financing from each of these sources--and their individual providers--to different degrees; some sources generally are unavailable, some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing. Non-Agency RMBS have been harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings have been impacted.

      Currently, warehouse facilities to finance whole loan prime residential mortgages are generally available from major banks, but at significantly higher cost and greater margin requirements than previously offered. Many major banks that offer warehouse facilities have also reduced the amount of capital available to new entrants and consequently the size of those facilities offered now are smaller than those previously available.

      It is currently a challenging market to term finance whole loans through securitization or bonds issued by a CDO structure. The highly rated senior bonds in these securitizations and CDO structures currently have liquidity, but at much wider spreads than issues priced in recent history. The junior subordinate tranches of these structures currently have few buyers and current market conditions have forced issuers to retain these lower rated bonds rather than sell them.

      Certain issuers of ABCP have been unable to place (or roll) their securities, which has resulted, in some instances, in forced sales of MBS and other securities which has further negatively impacted the market value of these assets. These market conditions are fluid and likely to change over time. As a result, the execution of our investment strategy may be dictated by the cost and availability of financing from these different sources.

      If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities and this could negatively impact the value of the securities we acquire, thus reducing our net book value. Furthermore, if many of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our securities or residential mortgage loans at an inopportune time when prices are depressed.

      In the current market, it may be difficult or impossible to obtain third party pricing on the investments we purchase. In addition, validating third party pricing for our investments may be more subjective as fewer participants may be willing to provide this service to us. Moreover, the current market is more illiquid than in recent history for some of the investments we purchase. Illiquid investments typically experience greater price volatility as a ready market does not exist. As volatility increases or liquidity decreases we may have greater difficulty financing our investments which may negatively impact our earnings and the execution of our investment strategy.


Critical Accounting Policies

      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements will be based will be reasonable at the time made and based upon information available to us at that time. At each quarter end, we obtain independent pricing on all of our assets and perform a verification of those sources to our own internal estimate of fair market value. We have identified what we believe will be our most critical accounting policies to be the following:


      Loans Held for Investment

      We purchase residential mortgage loans and classify them as loans held for investment on the statement of financial condition. Loans held for investment are intended to be held to maturity and, accordingly, will be reported at the principal amount outstanding, net of provisions for loan losses.

       Loan loss provisions will be examined quarterly and updated to reflect expectations of future probable credit losses based on factors such as originator historical losses, geographic concentration, individual loan characteristics, experienced losses, and expectations of future loan pool behavior. As credit losses occur, the provision for loan losses will reflect that realization.

     When determine that it is probable that contractually due specific amounts are deemed uncollectable, the loan is considered impaired. To measure our impairment, we determine the fair value of the impaired loan the end of each quarter by using estimates provided by independent dealers in the loans and/or third party pricing services, which use information with respect to transactions in such assets, quotations from dealers, market transactions for comparable assets, various relationships between assets and yield to maturity in determining value. If dealers or the independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by our Manager, then the asset will be valued at its fair value as determined in good faith by our Manager based on its model, utilizing observable inputs. If upon completion of the valuation, the fair value of the loan is less than its net carrying value, an allowance will be created with a corresponding charge to the provision for losses. An allowance for mortgage loans would be maintained at a level believed adequate by management to absorb probable losses. We may elect to sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by us that we will no longer hold the loan for investment, we will account for the loan at the lower of amortized cost or estimated fair value. The reclassification of the loan and recognition of impairments could adversely affect our reported earnings.

      Valuations of Available-for-Sale Securities

      We expect our investments in RMBS will be primarily classified as available-for-sale securities that are carried on the statement of financial condition at their fair value. This classification will result in changes in fair values being recorded as statement of financial condition adjustments to accumulated other comprehensive income or loss, which is a component of stockholders' equity.

      We expect our available-for-sale securities will have fair values as determined with reference to price estimates provided by independent pricing services and dealers in the securities. We will perform a validation of the estimates provided by third parties to our internal model. If dealers or the independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by our Manager, then the asset will be valued at its fair value as determined in good faith by our Manager. The pricing is subject to various assumptions which could result in different presentations of value.

      When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we will consider whether there is an other-than-temporary impairment in the value of the security. If, based on our analysis, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

      We will consider the following factors when determining an other-than-temporary impairment for a security:

o The length of time and the extent to which the market value has been less than the amortized cost;

o    Whether the security has been downgraded by a rating agency; and

o Our intent to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

   The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will realize a loss which will negatively impact current income.


      Investment Consolidation

      For each investment we make, we will evaluate the underlying entity that issued the securities we will acquire or to which we will make a loan to determine the appropriate accounting. We will refer to guidance in Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, in performing our analysis. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. In variable interest entities, or VIEs, an entity is subject to consolidation under FIN 46R if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, its expected returns, or both. This determination can sometimes involve complex and subjective analysis.


      Interest Income Recognition

      Interest income on available-for-sale securities and loans held for investment are recognized over the life of the investment using the effective interest method. Interest income on mortgage-backed securities is recognized using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, for securities of high credit quality and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for all other securities. Interest income on loans held for investment is recognized based on the contractual terms of the loan instruments. Income recognition will be suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition will be resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any loan fees or acquisition costs on originated loans or securities will be capitalized and recognized as a component of interest income over the life of the investment using the effective interest method.

      Under SFAS No. 91 and Emerging Issues Task Force No. 99-20, management will estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. As needed, these estimated cash flows will be updated and a revised yield computed based on the current amortized cost of the investment. In estimating these cash flows, there will be a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of the magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management's estimates and our interest income.


      Accounting For Derivative Financial Instruments

      Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We intend to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

      We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders' equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

      In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

      Derivatives will be used for hedging purposes rather than speculation. We will rely on quotations from a third parties to determine fair values. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.


      Reserve for Possible Credit Losses

      The expense for possible credit losses in connection with debt investments is the charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish the provision for possible credit losses by category of asset. When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

      Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.


      Income Taxes

      We intend to elect and qualify to be taxed as a REIT. Accordingly, we will generally not be subject to corporate federal or state income tax to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

      The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using our taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

      We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income taxes.

      While our TRS will generate net income, our TRS can declare dividends to us which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity.


Recent Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. We do not believe that the adoption of SFAS 157 will have a significant impact on the manner in which we estimate fair value, but expect that adoption will increase footnote disclosure to comply with SFAS 157 disclosure requirements for financial statements issued after January 1, 2008.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159 Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 became effective for the Company January 1, 2008. The Company did not elect the fair value option for any existing eligible financial instruments.

      In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3. FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets is readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for fiscal years beginning after November 15, 2008. We are currently evaluating FSP FAS 140-3 but does not expect its application to have a significant impact on its financial reporting.

Financial Condition

      All of our assets at December 31, 2007 were acquired with the net proceeds of our initial public offering and concurrent private offering which were consummated in November 2007, and our use of leverage. At December 31, 2007, our portfolio consisted of $1.1 billion of RMBS and of approximately $162 million of whole mortgage loans.

      The following table summarizes certain characteristics of our portfolio at December 31, 2007.

                                                                    December 31,
                                                                        2007
------------------------------------------------------------------ -------------
Leverage at period-end                                                 0.5:1
Adjustable-rate mortgage-backed securities as % of portfolio           81.8%
Fixed-rate mortgage-backed securities as % of portfolio                5.7%
Adjustable-rate residential mortgage loans as % of portfolio           3.8%
Fixed-rate residential mortgage loans as % of portfolio                8.7%
Notional amount of interest rate swaps as % of portfolio               95.8%
Annualized yield on average earning assets during the period           7.02%
Annualized cost of funds on average repurchase balance during the
 period                                                                5.08%
Weighted average yield on assets at period-end                         6.62%
Weighted average cost of funds at period-end                           5.02%

 Residential Mortgage-Backed Securities

      The table below summarizes our RMBS investments at December 31, 2007:

                                  Residential Mortgage-
                                    Backed Securities
                                 (dollars in thousands)
------------------------------- ------------------------
Amortized cost                                $1,114,137
Unrealized gains                                  10,675
Unrealized losses                                  (522)
                                ------------------------
Fair value                                    $1,124,290
                                ========================

As of December 31, 2007, the RMBS in our portfolio were purchased at a net discount to their par value and our RMBS had a weighted average amortized cost of 98.8.

      The following table summarizes certain characteristics of our RMBS portfolio at December 31, 2007. The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models. Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

                                                  Weighted Averages
                                      ------------------------------------------
                         Estimated
                           Value      Percent of
                        (dollars in     Total                         Constant
                         thousands)      RMBS             Yield to    Prepayment
                             (1)       Portfolio  Coupon   Maturity    Rate(2)

RMBS:
   Non-Agency Prime      $1,124,290    100.00%    6.32%     6.87%      10.13%
   Investment grade          -            -         -         -           -
   Below investment
    grade                    -            -         -         -           -
                       -------------- ---------- -------- ---------- -----------
Total RMBS               $1,124,290    100.00%    6.32%     6.87%      10.13%

(1)  All assets listed in this chart are carried at their fair value.

(2) Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.

 The table below summarizes the credit ratings of our RMBS investments at December 31, 2007:


                       Residential Mortgage-
                          Backed Securities
                     --------------------------
AAA                           100.00%
AA                               -
A                                -
BBB                              -
BB                               -
B                                -
Not rated                        -
                     --------------------------
Total                         100.00%
                     ==========================


      Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of December 31, 2007, the average final contractual maturity of the RMBS portfolio is 29 years.

      The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we expect may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR.

      After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the portfolio is an increase of 1.86% the weighted average maximum increases and decreases for the portfolio are 12.26%.

      The following table summarizes our RMBS according to their estimated weighted average life classifications as of December 31, 2007:

                      Weighted Average Life of Residential
                      ------------------------------------
                      Mortgage-Backed Securities Portfolio
                      ------------------------------------

Weighted Average Life of Residential Mortgage-Backed Securities
                           Portfolio
---------------------------------------------------------------
                                              Fair Value
                                        (dollars in thousands)
Less than one year                                      $45,868
Greater than one year and less than
 five years                                           1,078,422
Greater than or equal to five years                           -
                                        -----------------------
Total                                                $1,124,290
                                        =======================

Whole Mortgage Loan Portfolio Characteristics

      The following tables present certain characteristics of our whole mortgage loan portfolio as of December 31, 2007.

         Whole Mortgage Loan Portfolio Characteristics
---------------------------------------------------------------
                                         (dollars in thousands)
---------------------------------------------------------------
Original loan balance                                  $164,436
Unpaid principal balance                               $161,489
Weighted average coupon rate on loans                     6.33%
Weighted average original term (years)                     29.9
Weighted average remaining term (years)                    29.5

                        Remaining Balance
Geographic Distribution     (dollars in
      Top 5 States           thousands)      % of Loan Portfolio   Loan Count
----------------------- -------------------- ------------------- ---------------
California                    $36,593              22.66%              52
New Jersey                    $14,368               8.90%              25
New York                      $12,061               7.47%              18
Illinois                      $11,330               7.02%              15
Virginia                      $10,517               6.51%              20
                        -------------------- ------------------- ---------------
Total                         $84,869              52.56%              130
                        ==================== =================== ===============

                 Remaining
                   Balance
                  (dollars in % of Loan                                                      % of Loan
Occupancy Status  thousands)   Portfolio    Loan Count        Loan Purpose                   Portfolio
---------------- ------------ ----------- ---------------     -------------------------------------------
  Owner occupied     $148,685      92.07%             236       Purchase                           70.96%
  Second home         $10,401       6.44%              17       Cash out refinance                 14.76%
  Investor             $2,403       1.49%               5       Rate and term refinance            14.28%
                 ------------ ----------- ---------------                                 ---------------
Total                $161,489     100.00%             258     Total                               100.00%
                 ============ =========== ===============                                 ===============

                              % of Loan
Documentation Type             Portfolio                      ARM Loan Type               % of ARM Loans
----------------------------- -----------                     -------------------------------------------
  Full/alternative                 86.43%                       Traditional ARM loans                  -
  Stated income/no ratio           13.57%                       Hybrid ARM loans                  100.00%
                              -----------                                                 ---------------
Total                             100.00%                     Total                               100.00%
                              ===========                                                 ===============


                          Dollars in                                                         % of Loan
Unpaid Principal Balance   Thousands                          FICO Score                     Portfolio
------------------------- ----------                          -------------------------------------------
  $417,000 or less             $3,177                           740 and above                      59.26%
  $417,001 to $650,000        $84,386                           700 to 739                         25.10%
  $650,001 to $1,000,000      $58,613                           660 to 699                         11.87%
  $1,000,001 to $2,000,000    $15,313                           620 to 659                          3.13%
  $2,000,001 to $3,000,000          -                           Below 620                           0.64%
  Over $3,000,001                   -                         Total                               100.00%
                             ---------                                                    ===============
Total                        $161,489
                            ==========                        Weighted Average FICO Score            744

 Original Loan to Value   Dollars in                                                         % of Loan
          Ratio            Thousands            Property Type                                Portfolio
------------------------- ----------           ----------------------------------------------------------
80.01% and above             $16,990              Single-family detached                           61.29%
70.01% to 80.00%            $104,248              Planned urban development-detached               29.28%
60.01% to 70.00%             $21,553              Condominium                                       5.80%
60.00% or less               $18,698              Other residential                                 3.63%
                          ----------                                                      ---------------
Total                       $161,489            Total                                             100.00%
                          ==========                                                      ===============

Weighted Average Original
 Loan to Value Ratio          74.59%



Periodic Cap on Hybrid ARM Loans      % of ARM Loans
----------------------------------- ------------------
3.00% or less                                  100.00%
3.01% to 4.00%                                       -
4.01% to 5.00%                                       -
                                    ------------------
Total                                          100.00%
                                    ==================



      We purchase our whole mortgage loans on a servicing retained basis. As a result, we do not service any loans, or receive any servicing income.

Results of Operations for the Year Ended December 31, 2007

      We commenced operations on November 21, 2007, and therefore do not have any comparable results for prior periods.

      Net Loss Summary

      Our net loss for the period commencing November 21, 2007 and ending December 31, 2007 was $2.9 million, or $0.08 per average share. Our income for this period consisted of interest income. The table below presents the net loss summary for the period ended December 31, 2007:

                                Net Loss Summary
                     (dollars in thousands, except for per share data)
                     -------------------------------------------------


                                             For the Period November 21, 2007
                                                  through December 31, 2007
----------------------------------------- -----------------------------------

Interest income                                                        $3,492
Interest expense                                                          415
                                          -----------------------------------
Net interest income                                                     3,077
                                          -----------------------------------

Unrealized losses on interest rate swaps                              (4,156)
                                          -----------------------------------

Net investment income (expense)                                       (1,079)
                                          -----------------------------------

Expenses
  Management fee                                                        1,217
  General and administrative expenses                                     605
                                          -----------------------------------
     Total expenses                                                     1,822

Loss before income tax                                                (2,901)
Income tax                                                                  5
                                          -----------------------------------

Net loss                                                             ($2,906)
                                          ===================================

Net loss per share - basic and diluted                                ($0.08)
                                          ===================================

Weighted average number of shares
 outstanding - basic and diluted                                   37,401,737
                                          -----------------------------------

Comprehensive Income:
Net loss                                                             ($2,906)
                                          -----------------------------------
Prepayment Risk
Other comprehensive income:
  Unrealized gain on available-for-sale
   securities                                                          10,153
                                          -----------------------------------
Comprehensive income                                                   $7,247
                                          ===================================

      Interest Income and Average Earning Asset Yield

      We had average earning assets of $399.7 million for the period commencing November 21, 2007 and ending December 31, 2007. Our interest income was $3.5 million for the period commencing November 21, 2007 and ending December 31, 2007. The yield on our portfolio was 7.02% for the period.

      Interest Expense and the Cost of Funds

      We had average borrowed funds of $270.6 million and total interest expense of $415,000 for the period commencing November 21, 2007 and ending December 31, 2007. Our average cost of funds was 5.08% for the period commencing November 21, 2007 and ending December 31, 2007.

      The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2007.

                              Average Cost of Funds
                              ---------------------
               (Ratios for the period commencing November 21, 2007 and ending December 31, 2007 have been annualized, dollars in thousands)

                                                                                                         Average
                                                                                            One-Month   Average       Average
                                                                                              LIBOR      Cost of      Cost of
                                                                                             Relative     Funds        Funds
                                                                                   Average      to      Relative   Relative to
                               Average                                   Average     Six-    Average    to Average    Average
                               Borrowed      Interest     Average Cost   One-Month  Month    Six-Month One-Month    Six-Month
                                 Funds         Expense       of Funds      LIBOR     LIBOR     LIBOR      LIBOR        LIBOR
                             ------------- -------------- ------------- ---------- -------- ---------- ----------- -------------
 For the Period Commencing
 November 21, 2007 and Ending
      December 31, 2007        $270,584         $415          5.08%       4.98%     4.84%     0.14%       0.10%        0.24%


      Net Interest Income

      Our net interest income, which equals interest income less interest expense, totaled $3.1 million for the period commencing November 21, 2007 and ending December 31, 2007. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was
1.94 % for the period commencing November 21, 2007 and ending December 31, 2007.

      The table below shows our average assets held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the period commencing November 21, 2007 and ending December 31, 2007.

                               Net Interest Income
                               -------------------
               (Ratios for the period commencing November 21, 2007 and ending December 31, 2007 have been annualized, dollars in thousands)

                                                         Yield on
                                                          Average
                                                          Interest    Average Balance            Average
                      Average Earning Total Interest    Earning      of Repurchase  Interest    Cost of  Net Interest   Net Interest
                        Assets Held       Income         Assets        Agreements     Expense    Funds       Income      Rate Spread
                     --------------- -------------- -------------- --------------- ---------- --------- -------------- -------------
    For the Period
 Commencing November 21,
     2007 and Ending
   December 31, 2007       $399,736         $3,492         7.02%         $270,584        $415      5.08%       $3,077         1.94%

      Gains and Losses on Sales of Assets and Interest Rate Swaps

      We did not sell any assets or realize any gain or loss on interest rate swaps during 2007.

      Management Fee and General and Administrative Expenses

      We paid FIDAC a base management fee of $1.2 million for the period commencing November 21, 2007 and ending December 31, 2007. We did not pay an incentive fee for this period.

      General and administrative (or G&A) expenses were $605,218 for the period commencing November 21, 2007 and ending December 31, 2007.

      Total expenses as a percentage of average total assets were 1.55% for the period commencing November 21, 2007 and ending December 31, 2007.

      Currently, our Manager has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

      The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the period commencing November 21, 2007 and ending December 31, 2007.

          Management Fee and G&A Expenses and Operating Expense Ratios
          ------------------------------------------------------------
      (ratios for the quarters have been annualized, dollars in thousands)

                                                    Total Management   Total Management Fee
                                 Total Management     Fee and G&A           and G&A
                                    Fee and G&A     Expenses/Average    Expenses/Average
                                      Expenses        Total Assets           Equity
                                 ----------------- ------------------ --------------------
   For the Period Commencing
  November 21, 2007 and Ending
        December 31, 2007             $1,822             1.55%               3.05%

      Net Loss and Return on Average Equity

      Our net loss was $2.9 million for the period commencing November 21, 2007 and ending December 31, 2007. The table below shows our net interest income, gain (loss) on sale of RMBS and whole mortgage loans and termination of interest rate swaps, unrealized gains (loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the period commencing November 21, 2007 and ending December 31, 2007.

                     Components of Return on Average Equity
                     --------------------------------------

(Ratios for the period commencing November 21, 2007 and ending December 31, 2007 have been annualized)

                                                     Gain/(Loss) on  Unrealized
                                                    Sale of Asset  Gain/(Loss)
                                                    and Interest   on Interest                                  Return
                                    Net Interest        Rate           Rate           Total          Income        on
                                    Income/Average  Swaps/Average  Swaps/Average  Expenses/Average  Tax/Average  Average
                                        Equity         Equity         Equity           Equity         Equity     Equity
                                   --------------- -------------- -------------- ----------------- ------------ --------
For the Period Commencing November
        21, 2007 and Ending
         December 31, 2007                   5.16%              -        (6.97%)           (3.05%)      (0.01%)  (4.87%)

Liquidity and Capital Resources

      We held cash and cash equivalents of approximately $6.0 million at December 31, 2007.

      Our operating activities used net cash of approximately $0.58 million for the period commencing November 21, 2007 and ending December 31, 2007.

      Our investing activities used net cash of $795.6 million for the period commencing November 21, 2007 and ending December 31, 2007 primarily from the purchase of RMBS and reverse repurchase agreements.

      Our financing activities as of December 31, 2007 consisted of our initial public offering and concurrent private offering, from which we received net proceeds of $533.6 million, and proceeds from repurchase agreements totaling approximately $270.6 million which we used to finance the acquisition of RMBS. We expect to continue to borrow funds in the form of repurchase agreements as well as other types of financing. As of December 31, 2007 we had established seven borrowing arrangements with various investment banking firms, one of which was in use on December 31, 2007. Increases in short-term interest rates could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

      For our short-term (one year or less) and long-term liquidity, which include investing and compliance with collateralization requirements under our repurchase agreements (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral), we also rely on the cash flow from investments, primarily monthly principal and interest payments to be received on our RMBS and whole mortgage loans, cash flow from the sale of securities as well as any primary securities offerings authorized by our board of directors.

      Based on our current portfolio, leverage rate and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities in a common stock offering. If required, the sale of RMBS or whole mortgage loans at prices lower than their carrying value would result in losses and reduced income.

      Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Subject to our maintaining our qualification as a REIT, we expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitization, commercial paper and term financing CDOs. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

      We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2007, our total debt was approximately $270.6 million which represented a debt-to-equity ratio of approximately 0.5:1.

Stockholders' Equity

      During the period ended December 31, 2007, we declared dividends to common shareholders totaling $942,639 or $0.025 per share, all of which was paid on January 25, 2008.

Contractual Obligations and Commitments

      On November 15, 2007 we entered into a management agreement with FIDAC, pursuant to which FIDAC is entitled to receive a base management fee, incentive compensation and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The base management fee is payable quarterly in arrears in an amount equal to 1.75% per annum, calculated quarterly, of our stockholders' equity (as defined in the management agreement). Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. The base management fee will be reduced, but not below zero, by our proportionate share of any CDO base management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs. Our Manager will receive quarterly incentive compensation in an amount equal to 20% of the dollar amount by which Core Earnings, on a rolling four-quarter basis and before the incentive management fee, exceeds the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of shares of common stock outstanding in such quarter and (2) 0.50% plus one-fourth of the average of the one month LIBOR rate for such quarter and the previous three quarters. For the initial four quarters following this offering, Core Earnings and the LIBOR rate will be calculated on the basis of each of the previously completed quarters on an annualized basis. Core Earnings and LIBOR rate for the initial quarter will each be calculated from the settlement date of our initial public offering on an annualized basis. Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and approval by a majority of our independent directors. The incentive management fee will be reduced, but not below zero, by our proportionate share of any CDO incentive management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs. We expect to enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited.

      The following table summarizes our contractual obligations at December 31, 2007.

                                               (dollars in thousands)
                           ----------------------------------------------------------------
                                                                 Greater
                                           One to    Three to     Than or
                            Within One      Three       Five     Equal to
 Contractual Obligations        Year        Years       Years    Five Years      Total
-------------------------- ------------- ----------- ---------- ----------- ---------------
Repurchase agreements           $270,584           -          -           -        $270,584
Interest expense on
 repurchase agreements(1)          1,206           -          -           -           1,206
                           ------------- ----------- ---------- ----------- ---------------
          Total                 $271,790           -          -           -        $271,790
                           ============= =========== ========== =========== ===============

(1)  Interest is based on rates in effect as of December 31, 2007.

     The repurchase agreements for our repurchase facilities generally do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. Repurchase agreements for whole mortgage loans that we entered into subsequent to December 31, 2007 contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations.

Off-Balance Sheet Arrangements

      We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Dividends

      To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our warehouse and repurchase facilities and commercial paper, we must first meet both our operating requirements and scheduled debt service on our warehouse lines and other debt payable.

Inflation

      Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The primary components of our market risk are related to credit risk, interest rate risk, prepayment risk, market value risk and real estate risk. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

      We are subject to credit risk in connection with our investments and face more credit risk on assets we own which are rated below "AAA". The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics. Our Manager will use a comprehensive credit review process. Our Manager's analysis of loans includes borrower profiles, as well as valuation and appraisal data. Our Manager uses compensating factors such as liquid assets, low loan to value ratios and job stability in evaluating loans. Our Manager's resources include a proprietary portfolio management system, as well as third party software systems. Our Manager will utilize a third party due diligence firm to perform an independent underwriting review to insure compliance with existing guidelines. Our Manager will select loans for review predicated on risk-based criteria such as loan-to-value, borrower's credit score(s) and loan size. Our Manager will also outsource underwriting services to review higher risk loans, either due to borrower credit profiles or collateral valuation issues. In addition to statistical sampling techniques, our Manager will create adverse credit and valuation samples, which we individually review. Our Manager will reject loans that fail to conform to our standards. Our Manager will accept only those loans which meet our underwriting criteria. Once we own a loan, our Manager's surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. Additionally, the non-Agency RMBS and other ABS which we will acquire for our portfolio will be reviewed by our Manager to ensure that they satisfy our risk based criteria. Our Manager's review of non-Agency RMBS and other ABS will include utilizing its proprietary portfolio management system. Our Manager's review of non-Agency RMBS and other ABS will be based on quantitative and qualitative analysis of the risk-adjusted returns on non-Agency RMBS and other ABS present.

Interest Rate Risk

      Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally repurchase agreements, warehouse facilities, securitization, commercial paper and term financing CDOs. Our repurchase agreements and warehouse facilities may be of limited duration that are periodically refinanced at current market rates. We intend to mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.

      Interest Rate Effect on Net Interest Income

      Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and repurchase agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. The fixed spread varies depending on the type of underlying asset which collateralizes the financing. Accordingly, the portion of our portfolio which consists of floating interest rate assets will be match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets will not be match-funded. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

      Interest Rate Effects on Fair Value

      Another component of interest rate risk is the effect changes in interest rates will have on the fair value of the assets we acquire. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

      It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

      Interest Rate Cap Risk

      We also invest in adjustable-rate mortgage loans and RMBS. These are mortgages or RMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate mortgage loans and RMBS would effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in an RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate mortgages or RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

      Interest Rate Mismatch Risk

      We intend to fund a substantial portion of our acquisitions of hybrid adjustable-rate mortgages and RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgages and RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on our Manager's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-K.

      Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2007 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                               Projected Percentage      Projected Percentage
Change in Interest Rate             Change in                  Change in
                               Net Interest Income          Portfolio Value
--------------------------------------------------------------------------------

-75 Basis Points                    (9.23%)                     0.72%
-50 Basis Points                    (6.26%)                     0.14%
-25 Basis Points                    (3.06%)                    (0.44%)
Base Interest Rate                    -                           -
+25 Basis Points                     3.54%                     (1.60%)
+50 Basis Points                     7.15%                     (2.18%)
+75 Basis Points                    10.76%                     (2.76%)

Prepayment Risk

      As we receive prepayments of principal on these investments, premiums paid on such investments will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the investments.

Extension Risk

       Our Manager will compute the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage loans or RMBS are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid adjustable-rate assets would remain fixed. This situation may also cause the market value of our hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market Risk

      Market Value Risk

      Our available-for-sale securities will be reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of securities in the portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

      Real Estate Risk

       We own assets secured by real property and may own real property directly in the future. Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Risk Management

      To the extent consistent with maintaining our REIT status, we will seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage our risk by:

o monitoring and adjusting, if necessary, the reset index and interest rate related to our RMBS and our financings;

o attempting to structure our financings agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

o using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our MBS and our borrowings;

o using securitization financing to lower average cost of funds relative to short-term financing vehicles further allowing us to receive the benefit of attractive terms for an extended period of time in contrast to short term financing and maturity dates of the investments included in the securitization; and

o actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our MBS and the interest rate indices and adjustment periods of our financings.

      Our efforts to manage our assets and liabilities are concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

      The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2007. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                     Within 3                 1 Year to 3  Greater than
                                      Months    3-12 Months      Years       3 Years       Total
----------------------------------------------- ------------ ------------ ------------ --------------
                                       (dollars in thousands)
Rate Sensitive Assets:
   Whole Mortgage Loans                      $-           $-           $-     $161,489       $161,489
   RMBS                                       -            -      169,929      958,293     $1,128,222
Rate Sensitive Liabilities:
Repurchase Agreements, with the
 effect of swaps                      (896,296)      256,869      693,211      216,800       $270,584
                                   ------------ ------------ ------------ ------------ --------------

Interest rate sensitivity gap          $896,296   ($256,869)   ($523,282)     $902,982     $1,019,127
                                   ============ ============ ============ ============ ==============

Cumulative rate sensitivity gap        $896,296     $639,427     $116,145   $1,019,127
                                   ============ ============ ============ ============

Cumulative interest rate
 sensitivity gap as
a percentage of total rate-
 sensitive
assets                                      69%          50%           9%          79%
                                   ============ ============ ============ ============


      Our analysis of risks is based on our manager's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this report. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, "Special Note Regarding Forward-Looking Statements."

Item 8.  Financial Statements and Supplementary Data

      Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-13 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

      This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of Registered Public Accounting Firm

      This Annual Report on Form 10-K does not include an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

      There have been no changes in our "internal control over financial reporting" (as defined in rule 13a-15(f) of the Exchange Act) that occurred during the period commencing November 21, 2007 and ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures.

      Not applicable.

Item 9B. Other Information

      None.

Item 10. Directors, Executive Officers and Corporate Governance

      The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007. The information regarding our executive officers required by Item 10 appears in Part I of the Form 10-K. The information required by Item 10 as to our compliance with Section 16 (a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007.

      We have adopted a Code of Business Conduct and Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Business Conduct and Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics is publicly available on our website at www.chimerareit.com. If we make substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we intend to disclose these events on our website.

Item 11.  Executive Compensation

      The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007.

Item 13. Certain Relationships and Related Transactions, and Director
Independence

      The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007.

Item 14. Principal Accountant Fees and Services

      The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007.

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements.

2. Schedules to Financial Statements.

      All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

3.    Exhibits:

                                  EXHIBIT INDEX
Exhibit                            Description
Number
3.1 Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company's
         Registration Statement on Amendment No. 1 to Form S-11 (File
         No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
3.2      Amended and Restated Bylaws of Chimera Investment Corporation
         (filed as Exhibit 3.2 to the Company's Registration Statement on Amendment No. 2 to Form S-11 (File No. 333-145525) filed on November 5, 2007 and incorporated herein by reference)
4.1      Specimen Common Stock Certificate of Chimera Investment
         Corporation (filed as Exhibit 4.1 to the Company's
         Registration Statement on Amendment No. 1 to Form S-11 (File
         No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.1     Form of Management Agreement between Chimera Investment
         Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.1 to the Company's Registration Statement on
         Amendment No. 1 to Form S-11 (File No. 333-145525) filed on
         September 27, 2007 and incorporated herein by reference)
10.2+    Form of Equity Incentive Plan  (filed as Exhibit 10.2 to the
         Company's Registration Statement on Amendment No. 1 to Form
         S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.3+ Form of Restricted Common Stock Award (filed as Exhibit 10.3 to the Company's Registration Statement on Amendment No. 1 to
         Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.4+    Form of Stock Option Grant (filed as Exhibit 10.4 to the
         Company's Registration Statement on Amendment No. 1 to Form
         S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.5     Form of Master Securities Repurchase Agreement  (filed as
         Exhibit 10.5 to the Company's Registration Statement on
         Amendment No. 3 to Form S-11 (File No. 333-145525) filed on
         November 13, 2007 and incorporated herein by reference)
23.1 Master Repurchase Agreement, dated as of January 18, 2008, between Credit Suisse First Boston Mortgage Capital LLC and Chimera Investment Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 24, 2008 and incorporated herein by reference)
23.2 Master Repurchase Agreement, dated as of January 31, 2008, among DB Structured Products, Inc., Deutsche Bank Securities
         Inc., and Chimera Investment Corp. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 4,
         2008 and incorporated herein by reference)
31.1 Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
                 + Represents a management contract or compensatory plan or arrangement.

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                    F-2
Financial Statements for the period ended December 31, 2007
    Statement of Financial Condition                                       F-3
    Statement of Operations and Comprehensive Income (Loss)                F-4
    Statement of Stockholders' Equity                                      F-5
    Statement of Cash Flows                                                F-6
    Notes to Financial Statements                                          F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chimera Investment Corporation
New York, New York

We have audited the accompanying statement of financial condition of Chimera Investment Corporation (the "Company") as of December 31, 2007 and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the period from November 21, 2007 (date operations commenced) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Chimera Investment Corporation as of December 31, 2007, and the results of its operations and its cash flows for the period from November 21, 2007 (date operations commenced) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New York, New York
March 3, 2008

                         CHIMERA INVESTMENT CORPORATION

                        STATEMENT OF FINANCIAL CONDITION
                             (dollars in thousands)
                                                               December 31, 2007
                                                             -------------------
ASSETS
------

Cash and cash equivalents                                       $          6,026
Restricted cash                                                            1,350
Mortgage-Backed Securities, at fair value                              1,124,290
Loans held for investment, net of allowance for loan losses
 of $81                                                                  162,371
Reverse repurchase agreements                                            265,000
Accrued interest receivable                                                6,036
Other assets                                                                 563
                                                             -------------------
Total assets                                                    $      1,565,636
                                                             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Repurchase agreements                                         $        270,584
  Payable for Mortgage-Backed Securities purchased                       748,920
  Accrued interest payable                                                   415
  Dividends payable                                                          943
  Accounts payable and other liabilities                                   1,729
  Interest rate swaps, at fair value                                       4,156
                                                             -------------------
Total liabilities                                                      1,026,747
                                                             -------------------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
 Common stock: par value $.01 per share; 500,000,000 shares
 authorized, 37,705,563 shares issued and outstanding                        377
 Additional paid-in capital                                              532,208
 Accumulated other comprehensive income                                   10,153
 Accumulated deficit                                                     (3,849)
                                                             -------------------
Total stockholders' equity                                               538,889
                                                             -------------------

Total liabilities and stockholders' equity                      $      1,565,636
                                                             ===================


See notes to financial statements.

CHIMERA INVESTMENT CORPORATION

                     STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (dollars in thousands, except per share data)

                                                               For the Period
                                                              November 21, 2007
                                                              (date operations
                                                              commenced) through
                                                              December 31, 2007
                                                             -------------------

Interest income                                                  $         3,492
Interest expense                                                             415
                                                             -------------------
Net interest income                                                        3,077
                                                             -------------------

Unrealized losses on interest rate swaps                                 (4,156)
                                                             -------------------

Net Investment Income (Expense)                                          (1,079)
                                                             -------------------

Expenses
  Management fee                                                           1,217
  General and administrative expenses                                        605
                                                             -------------------
     Total expenses                                                        1,822
                                                             -------------------

Loss before income taxes                                                 (2,901)

  Income tax                                                                   5
                                                             -------------------

Net loss                                                                ($2,906)
                                                             ===================

Net loss per share - basic and diluted                                   ($0.08)
                                                             ===================

Weighted average number of shares outstanding - basic and
 diluted                                                              37,401,737
                                                             ===================

Comprehensive Income:
Net loss                                                                ($2,906)
                                                             -------------------
Other comprehensive income:
  Unrealized gain on available-for-sale securities                        10,153
                                                             -------------------
Comprehensive income                                             $         7,247
                                                             ===================
See notes to financial statements.

CHIMERA INVESTMENT CORPORATION

                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (dollars in thousands)
                                                      Accumulated
                               Common    Additional      Other
                              Stock Par   Paid-in    Comprehensive  Accumulated
                                Value     Capital        Income       Deficit       Total
-------------------------------------------------------------------------------------------
Balance, November 21, 2007    $       -  $        -  $           -  $         -  $       -
 (date operations commenced)
 Proceeds from common stock
  offerings                         377     532,197              -            -    532,574
 Net income                           -           -              -       (2,906)    (2,906)
 Other comprehensive income           -           -         10,153            -     10,153
 Proceeds from direct
  purchases                           -          11              -            -         11
 Common dividends declared,
  $0.025 per share                    -           -              -         (943)      (943)
                              -------------------------------------------------------------
Balance, December 31, 2007    $     377  $  532,208  $      10,153      ($3,849) $ 538,889
                              =============================================================

      See notes to financial statements.

                         CHIMERA INVESTMENT CORPORATION

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)


                                                                 For the period
                                                                 November 21
                                                                (date operations
                                                                    commenced)
                                                                     through
                                                                   December 31,
                                                                       2007
                                                                ----------------
Cash Flows From Operating Activities:
Net loss                                                                ($2,906)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of investments                                               (98)
  Unrealized loss on interest rate swaps                                  4,156
  Allowance for loan losses                                                  81
  Changes in operating assets
      Increase in accrued interest receivable                            (4,337)
      Increase in other assets                                             (563)
  Changes in operating liabilities
      Increase in accounts payable                                        1,437
      Increase in accrued interest payable                                  415
      Increase in other liabilities                                         292
                                                                ----------------
          Net cash used in operating activities                          (1,523)
                                                                ----------------
Cash Flows From Investing Activities:
   Mortgage-backed securities portfolio:
      Purchases                                                        (368,593)
      Principal payments                                                  1,788
   Loans held for investment portfolio:
      Purchases                                                        (162,465)
   Reverse repurchase agreements                                       (265,000)
   Restricted cash                                                       (1,350)
                                                                ----------------
          Net cash used in investing activities                        (795,620)
                                                                ----------------
Cash Flows From Financing Activities:
   Net proceeds from repurchase agreements                              270,584
   Net proceeds from common stock offerings                             532,574
   Net proceeds from direct purchases of common stock                        11
                                                                ----------------
          Net cash provided by financing activities                     803,169
                                                                ----------------
Net increase in cash and cash equivalents                                 6,026
Cash and cash equivalents at beginning of period                              -
                                                                ----------------
Cash and cash equivalents at end of period                               $6,026
                                                                ================

Non cash investing activities
Payable for securities purchased                                       $748,920
                                                                ================
   Net change in unrealized gain on available for sale
    securities                                                          $10,153
                                                                ================
Non cash financing activities
   Dividends declared, not yet paid                                        $943
                                                                ================

      See notes to financial statements

                         CHIMERA INVESTMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                     For the Period Ended December 31, 2007

1.   Organization and Significant Accounting Policies

Chimera Investment Corporation, or the Company, was organized in Maryland on June 1, 2007. The Company commenced operations on November 21, 2007 when it completed its initial public offering. The Company has elected to be taxed as a real estate investment trust or REIT under the Internal Revenue Code of 1986, as amended. As such, the Company is required to distribute substantially all of the income generated from its operations to its stockholders. As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its net income to its stockholders. Annaly Capital Management, Inc., or Annaly, purchased 3,621,581 shares of the Company's common shares in a private offering concurrent with the Company's initial public offering. The Company is managed by Fixed Income Discount Advisory Company, or FIDAC, an investment advisor registered with the Securities and Exchange Commission and a wholly-owned subsidiary of Annaly.

A summary of the Company's significant accounting policies follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market funds.

Restricted Cash

Restricted cash includes cash held by counterparties as collateral for repurchase agreements and interest rate swaps.

Reverse Repurchase Agreements

The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets. These investments will typically be recorded as short term investments, will mature daily, and are referred to as receivables for reverse repurchase agreements in the statement of financial condition. Reverse repurchase agreements are recorded at cost and are collateralized by RMBS.

Mortgage-Backed Securities

The Company invests in mortgage-backed securities representing interests in obligations backed by pools of mortgage loans and carries those securities at fair value which is determined by obtaining independent pricing on the Company's investments and perform a verification of those sources to the Company's own internal estimate of fair market value. In the current market, it may be difficult or impossible to obtain third party pricing on the investments the Company purchases. In addition, validating third party pricing for the Company's investments may be more subjective as fewer participants may be willing to provide this service to the Company. Moreover, the current market is more illiquid than in recent history for some of the investments the Company purchases. Illiquid investments typically experience greater price volatility as a ready market does not exist. As volatility increases or liquidity decreases, the Company may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy.

Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investment securities as either trading investments, available-for-sale investments or held-to-maturity investments. The Company intends to hold most of its residential mortgage-backed securities, or RMBS, as available-for-sale and as such may sell any of its RMBS as part of its overall management of its portfolio. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses included in other comprehensive income.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, (3) credit quality and cash flow performance of the security, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on investment securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the investment securities is adjusted.

Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based on the specific identification method and recorded as a gain (loss) on sale of available for sale securities in the statement of operations. Accretion of discounts or amortization of premiums on available-for-sale securities and mortgage loans is computed using the effective interest yield method and is included as a component of interest income in the statement of operations.

 Residential Mortgage Loans

The Company's residential mortgage loans are comprised of fixed-rate and variable-rate loans. The Company purchases pools of residential mortgage loans through a select group of originators. Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses. Loans are evaluated for credit losses. The Company has created an unallocated provision for loan losses estimated as a percentage of the remaining principal on the loans as of December 31, 2007. Management's estimate is based on historical experience of similarly underwritten loan pools. There were no specific losses as of that date.

Fair Value Disclosure

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of investment securities and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of cash and cash equivalents, accrued interest receivable, reverse repurchase agreements, repurchase agreements with maturities shorter than one year, payables for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of December 31, 2007 due to the short term nature of these financial instruments.

Interest Income

Interest income on available-for-sale securities and loans is recognized over the life of the investment using the effective interest method. Interest income on mortgage-backed securities is recognized using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, for securities of high credit quality and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for all other securities. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Allowance for Loan Losses

The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company's loan portfolio. The estimate is based on a variety of factors including, but not limited to, current economic conditions, industry loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing appreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of the pools of loans, the Company obtained written representations and warranties from the sellers that the Company could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards. While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aided in determining the allowance for loan losses. The Company also performed due diligence procedures on a sample of loans that met its criteria during the purchase process. As of December 31, 2007, the allowance for loan losses was $80,745. The allowance consisted of unallocated loan losses with no provision for specific loans. Management periodically reviews the portfolio of loans for credit worthiness. When it is probable that contractually due specific amounts are deemed uncollectible, the account is considered impaired. Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral, reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses.

Derivative Financial Instruments/Hedging Activity

The Company economically hedges interest rate risk through the use of derivative financial instruments, currently limited to interest rate swaps. Realized and unrealized gains and losses on interest rate swaps are recognized in earnings.

Credit Risk

The Company retains the risk of potential credit losses on all of the residential mortgage loans it holds in its portfolio. Additionally, some of its investments in RMBS may be qualifying interests for purposes of maintaining its exemption from the 1940 Act if it retains a 100% ownership interest in the underlying loans. If the Company purchases all classes of these securitizations, it has the credit exposure on the underlying loans. It intends to mitigate the risk of potential credit losses through its diligence in the asset selection process.

Income Taxes

 The Company qualifies to be taxed as a REIT for the taxable period ended December 31, 2007. Therefore, the Company generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements are met including certain asset, income, distribution and stock ownership tests. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.

Net Income Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted -average number of shares outstanding. The Company had no potentially dilutive securities outstanding during the period presented.

Stock Based Compensation

The Company did not have any stock based compensation for the period ended December 31, 2007.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. The Company does not believe that the adoption of SFAS 157 will have a significant impact on the manner in which it estimates fair value, but expects that adoption will increase footnote disclosure to comply with SFAS 157 disclosure requirements for financial statements issued after January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 became effective for the Company January 1, 2008. The Company did not elect the fair value option for any existing eligible financial instruments.

In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3. FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets is readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating FSP FAS 140-3 but does not expect its application to have a significant impact on its financial reporting.

2.   Mortgage-Backed Securities

 The following table represents the Company's available for sale Mortgage-Backed Securities portfolio as of December 31, 2007 at fair value. All unrealized losses recorded are the result of changes in market conditions and are not the result of any impairment of securities due to credit quality. All
Mortgage-Backed Securities are rated AAA at December 31, 2007.

                             (dollars in thousands)

Mortgage-backed securities, gross       $1,114,137
Gross unrealized gain                       10,675
Gross unrealized loss                        (522)
                                   ---------------
Fair value                              $1,124,290
                                   ===============

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the Company's mortgage-backed securities at December 31, 2007 according to their estimated weighted-average life classifications:

                             (dollars in thousands)
                                                            Weighted Average
Weighted Average Life       Fair Value     Amortized Cost         Coupon
------------------------ ---------------- ----------------- ------------------
Less than one year                $45,868           $46,102              6.31%
Greater than one year
 and less than five
 years                          1,078,422         1,068,035              6.32%
Greater than five years                 -                 -                  -
                         ---------------- ----------------- ------------------
Total                          $1,124,290        $1,114,137              6.32%
                         ================ ================= ==================

The weighted-average lives of the mortgage-backed securities as December 31, 2007 in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

The Company did not sell any mortgage-backed securities during the period ended December 31, 2007.

3. Loans Held For Investment

The following table represents the Company's residential mortgage loans classified as held for investment at December 31, 2007, which are carried at their principal balance outstanding less an allowance for loan losses:

                             (dollars in thousands)

Mortgage loans, at principal balance outstanding     $162,452
Less: allowance for loan losses                          (81)
                                                 ------------
Mortgage loans held for investment                   $162,371
                                                 ============

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the period ended December 31, 2007:

                             (dollars in thousands)

Balance, beginning of period               $-
Provision for loan losses                  81
Charge-offs                                 -
                                     --------
Balance, end of period                    $81
                                     ========

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. Based on this analysis, the Company recorded a provision for loan losses of $80,745 for the period ended December 31, 2007, representing 5 basis points of the Company's mortgage loan portfolio. At December 31, 2007, there were no loans 90 days or more past due and all loans were accruing interest.

The geographic distribution of the Company's loans held for investment was as follows:

                 (dollars in thousands)

State              Number of Loans        Balance
--------------------------------------------------
CA                       52               $36,593
NJ                       25                14,368
NY                       18                12,061
IL                       15                11,330
VA                       20                10,517
WA                       13                 7,111
TX                       12                 6,723
MA                       11                 6,623
FL                       11                 5,795
MD                        7                 5,011
GA                        7                 4,665
CO                        5                 3,686
CT                        4                 3,601
AZ                        5                 3,303
MI                        4                 3,121
UT                        4                 2,783
DC                        4                 2,628
PA                        6                 2,576
NC                        4                 2,487
NH                        4                 2,402
Other states,
individually less
than 1% of
aggregate current        27                14,105
balance
Unamortized
premium                                       963
Provision for
loan losses                                  (81)
                                   ---------------
Total                                    $162,371
                                   ===============


4.  Repurchase Agreements

The Company had outstanding $270.6 million of repurchase agreements with weighted average borrowing rates of 5.02% and weighted average remaining maturities of 22 days as of December 31, 2007. Investment securities pledged as collateral under these repurchase agreements had an estimated fair value of $271.7 million at December 31, 2007.

At December 31, 2007, the repurchase agreements all had the following remaining maturities:

                             (dollars in thousands)

Within 30 days                               $270,584
30 to 59 days                                       -
60 to 89 days                                       -
90 to 119 days                                      -
Greater than or equal to 120 days                   -
                                     ----------------
Total                                        $270,584
                                     ================

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of December 31, 2007.

Currently the sub-prime mortgage sector is experiencing unprecedented losses and there is a weakness in the broader mortgage market that has increased volatility in market valuation of investments and the availability of credit which may adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide it with additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fail, it could negatively impact the marketability of all fixed income securities and this could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide it with additional financing, the Company could be forced to sell its investments at an inopportune time when prices are depressed.

5.  Interest Rate Swaps

In connection with the Company's interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of December 31, 2007, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties. The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements. The Company accounts for interest rate swaps as freestanding derivatives with changes in fair value recorded in earnings.

The table below represents the Company's swaps outstanding at December 31, 2007:

                             (dollars in thousands)

     Notional Amount    Weighted Average Pay    Weighted Average     Net Estimated Fair
                               Rate              Receive Rate      Value/Carrying Value
--------------------- --------------------- --------------------- ----------------------
     $1,235,000               4.04%                 4.94%                ($4,156)

6.  Common Stock

The Company commenced operations on November 21, 2007 following the completion of its initial public in which it sold approximately 34.1 million shares of its common stock and raised proceeds of $479.3 million before offering expenses. Concurrent with its initial public offering, in a private offering the Company sold Annaly approximately 3.6 million shares of its common stock for aggregate net proceeds of approximately $54.3 million. The Company had 37,705,363 shares of common stock outstanding as of December 31, 2007.

7.  Net Loss per Common Share

The following table presents a reconciliation of the net loss and shares used in calculating basic and diluted earnings per share for the period ended December 31, 2007:

                             (dollars in thousands)
Net Loss                                                                ($2,906)
Net loss per weighted average shares of common stock outstanding -
 basic
and diluted                                                              ($0.08)
Weighted average number of shares of common stock outstanding         37,401,737

8.  Long Term Incentive Plan

On November 1, 2007, the Company adopted a long term stock incentive plan to provide incentives to its independent directors, employees of FIDAC and its affiliates, to stimulate their efforts towards our continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers. The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of its common stock, or 3,016,445 shares, up to a ceiling of 40,000,000 shares. No awards had been made as of December 31, 2007 (see note 12).

9.  Income Taxes

As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent differences between book and taxable income. During the period ended December 31, 2007, the Company recorded $4,960 of income tax expense for excise tax. The statutory combined federal, state, and city corporate tax rate is 49.3%. This amount is applied to the amount of estimated REIT taxable income retained (if any, and only up to 10% of ordinary income as all capital gain income is distributed). Thus, as a REIT, the Company's effective tax rate is significantly less as it is allowed to deduct dividend distributions.

10.  Credit Risk and Interest Rate Risk

The Company's primary components of market risk are credit risk and interest rate risk. The Company is subject to credit risk in connection with its investments in residential mortgage loans and credit sensitive mortgage-backed securities rated below AAA. When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities. The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate and adjustable-rate mortgage backed securities and residential mortgage loans. When the Company assumes interest rate risk, it minimizes credit risk through asset selection. The Company's strategy is to purchase loans underwritten to agreed-upon specifications of selected originators in an effort to mitigate credit risk. The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, moderate loan size and moderate loan to value ratio. These factors are considered to be important indicators of credit risk.

11.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with automatic one-year extension options and subject to certain termination rights. The Company pays FIDAC a quarterly management fee equal to 1.75% per annum of the gross Stockholders' Equity (as defined in the management agreement) of the Company. FIDAC is also entitled to a quarterly incentive fee equal to 20% of the dollar amount by which Core Earnings (as defined in the management agreement) on a rolling four-quarter basis and before the incentive management fee, exceeds the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of shares of common stock outstanding in such quarter and (2) 0.50% plus one-fourth of the average of the one month LIBOR rate for such quarter and the previous three quarters. For the initial four quarters following the Company's initial public offering, Core Earnings and the LIBOR rate will be calculated on the basis of each of the previously completed quarters on an annualized basis. Core Earnings and LIBOR rate for the initial quarter will each be calculated from the settlement date of this offering on an annualized basis.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement. In addition, the Company is required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC required for the Company's operations. These expenses are allocated between FIDAC and the Company based on the ratio of the Company's proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end. FIDAC and the Company will modify this allocation methodology, subject to the Company's board of directors' approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC's other funds and accounts). FIDAC has waived its right to request reimbursement from the Company of these expenses until such time as it determines to rescind that waiver. The Company was required to reimburse FIDAC for all costs FIDAC paid on behalf of the Company incurred in connection with the formation, organization and initial public offering of the Company, which amounted to $697,947.

12.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2007.

13.  Subsequent Events

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC's employees and the Company's independent directors. The awards to the independent directors vested on the date of grant, and the awards to FIDAC's employees vest quarterly over a period of 10 years.

On January 18, 2008, the Company entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC. The agreement is a $500 million lending facility of which $200 million is on an uncommitted basis. The agreement terminates January 16, 2009.

On January 31, 2008, the Company entered into a master repurchase agreement with DB Structured Products, Inc. and Deutsche Bank Securities, Inc. The agreement is a $350 million committed lending facility. The agreement terminates January 29, 2010.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                         CHIMERA INVESTMENT CORPORATION


                            By:  /s/ Matthew Lambiase
                                 --------------------
                                 Matthew Lambiase
                                 Chief Executive Officer and President
                                 February 29, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signatures                          Title                         Date
------------------------- --------------------------------------- -------------------

                          Chief Executive Officer, President, and
/s/ Matthew Lambiase       Director (Principal Executive Officer)  February 29, 2008
-------------------------
Matthew Lambiase

                            Chief Financial Officer (Principal
/s/ A. Alexandra Denahan     Financial and Accounting Officer)     February 29, 2008
-------------------------
A. Alexandra Denahan

/s/ Jeremy Diamond                       Director                  February 29, 2008
-------------------------
Jeremy Diamond

/s/ Mark Abrams                          Director                  February 29, 2008
-------------------------
Mark Abrams

/s/ Paul A. Keenan                       Director                  February 29, 2008
-------------------------
Paul A. Keenan

/s/ Paul Donlin                          Director                  February 29, 2008
-------------------------
Paul Donlin