Form 10-Q
period 2008-03-31
CHIMERA INVESTMENT CORP
filed 2008-05-14
CIK 1409493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                         COMMISSION FILE NUMBER: 1-13447

                         CHIMERA INVESTMENT CORPORATION
             (Exact name of Registrant as specified in its Charter)

           MARYLAND                                     26-0630461
 (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                     1211 AVENUE OF THE AMERICAS, SUITE 2902
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

                                      10036
                                   (Zip Code)

                                 (212) 696-0100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X    No
                                      ---     ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer | |     Accelerated filer | |     Non-accelerated filer |X|     Smaller reporting company | |


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes | |    No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

  Class                                            Outstanding at May 14, 2008
Common Stock, $.01 par value                               37,772,450

                         CHIMERA INVESTMENT CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Statements   of  Financial   Condition  at  March  31,  2008                              1
                   (Unaudited)  and  December  31,  2007  (Derived from  the
                   audited financial statements at December 31, 2007)

                   Statements of  Operations  and  Comprehensive  Income (Loss)                              2
                   (Unaudited)  for the  Quarter  Ended  March 31, 2008 and the
                   period from  November 21, 2007 to December 31, 2007 (Derived from the audited financial  statements  at  December,  31,
                   2007)

                   Statement  of  Stockholders'  Equity for the  Quarter  Ended                              3
                   March 31, 2008 (Unaudited)

                   Statements  of Cash Flows for the  Quarter  Ended  March 31,                              4
                   2008  (Unaudited) and the period from November 21, 2007 to
                   December  31,  2007  (Derived  from  the  audited  financial statements at December 31, 2007)

                   Notes to Financial Statements (Unaudited)                                                 6


          Item 2.  Management's Discussion and Analysis of Financial Condition                              17
                   and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               35

          Item 4.  Controls and Procedures                                                                  39


Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                                        40

          Item 1A. Risk Factors                                                                             40

          Item 6.  Exhibits                                                                                 41

SIGNATURES                                                                                                  42

CERTIFICATIONS                                                                                              43

PART I.
ITEM 1.   FINANCIAL STATEMENTS



                         CHIMERA INVESTMENT CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except per share data)

                                                                               March 31, 2008        December 31,
                                                                                (unaudited)            2007(1)
                                                                             ------------------    ----------------

ASSETS
------

Cash and cash equivalents                                                         $     91,370         $     6,026
Restricted cash                                                                        102,834               1,350
Reverse repurchase agreements                                                                -             265,000
Mortgage-Backed Securities, at fair value                                            1,229,780           1,124,290
Loans held for investment, net of allowance for loan losses of $1.3
   million and $81 thousand, respectively                                              361,594             162,371
Receivable for investments sold                                                        113,581                   -
Accrued interest receivable                                                              9,993               6,036
Other assets                                                                               892                 563
                                                                             ------------------    ----------------

Total assets                                                                      $  1,910,044         $ 1,565,636
                                                                             ==================    ================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Repurchase agreements                                                           $  1,439,534         $   270,584
  Payable for investments purchased                                                          -             748,920
  Accrued interest payable                                                               3,207                 415
  Dividends payable                                                                      9,814                 943
  Accounts payable and other liabilities                                                 2,528               1,729
  Interest rate swaps                                                                   35,649               4,156
                                                                             ------------------    ----------------

Total liabilities                                                                    1,490,732           1,026,747
                                                                             ------------------    ----------------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
 Common stock: par value $.01 per share;  500,000,000 shares authorized, 37,744,918 and 37,705,563 shares issued and outstanding,
  respectively                                                                             377                 377
 Additional paid-in capital                                                            532,818             532,208
 Accumulated other comprehensive (loss) income                                         (45,285)             10,153
 Accumulated deficit                                                                   (68,598)             (3,849)
                                                                             ------------------    ----------------

Total stockholders' equity                                                             419,312             538,889
                                                                             ------------------    ----------------

Total liabilities and stockholders' equity                                        $  1,910,044         $ 1,565,636
                                                                             ==================    ================


(1) Derived from the audited financial statements at December 31, 2007. See notes to financial statements.


                         CHIMERA INVESTMENT CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  (dollars in thousands, except per share data)

                                                                                           For the Period
                                                                     For the Quarter        November 21,
                                                                       Ended March          2007 through
                                                                        31, 2008            December 31,
                                                                       (unaudited)            2007(1)
                                                                    -----------------    -----------------

Interest income                                                       $       28,194       $        3,492
Interest expense                                                              14,022                  415
                                                                    -----------------    -----------------
Net interest income                                                           14,172                3,077
                                                                    -----------------    -----------------

Unrealized losses on interest rate swaps                                     (31,493)              (4,156)
Realized losses on sales of investments                                      (32,819)                   -
                                                                    -----------------    -----------------

Net investment expense                                                       (50,140)              (1,079)
                                                                    -----------------    -----------------

Other expenses
  Management fee                                                               2,227                1,217
  General and administrative expenses                                          2,565                  605
                                                                    -----------------    -----------------
     Total expenses                                                            4,792                1,822
                                                                    -----------------    -----------------

Loss before income taxes                                                     (54,932)              (2,901)

  Income taxes                                                                     3                    5
                                                                    -----------------    -----------------

Net loss                                                              $      (54,935)      $       (2,906)
                                                                    =================    =================

Net loss per share - basic and diluted                                $        (1.46)      $        (0.08)
                                                                    =================    =================

Weighted average number of shares outstanding - basic and
   diluted                                                                37,744,486           37,401,737
                                                                    =================    =================

Comprehensive Income (Loss):
Net loss                                                              $      (54,935)      $       (2,906)
Other comprehensive (loss) income:
  Unrealized (loss) gain on available-for-sale securities                    (88,257)              10,153
  Reclassification adjustment for realized losses included
   in net income                                                              32,819                    -
                                                                    -----------------    -----------------
  Other comprehensive (loss) income                                          (55,438)              10,153
                                                                    -----------------    -----------------
Comprehensive (loss) income                                           $     (110,373)      $        7,247
                                                                    =================    =================

(1) Derived from the audited financial statements at December 31, 2007. See notes to financial statements.

                         CHIMERA INVESTMENT CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                             Accumulated
                                            Common                             Other
                                           Stock Par      Additional        Comprehensive      Accumulated
                                            Value       Paid-in Capital      Income (Loss)       Deficit         Total
--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2008                 $        377   $       532,208   $          10,153  $       (3,849) $    538,889
  Net loss                                          -                 -                   -         (54,935)      (54,935)
  Other comprehensive (loss) income                 -                 -             (55,438)              -       (55,438)
  Costs associated with common
   stock offering                                   -               (87)                  -               -           (87)
  Restricted stock grants                           -               697                   -               -           697
  Common dividends declared, $0.26
   per share                                        -                 -                   -          (9,814)       (9,814)
                                         ---------------------------------------------------------------------------------
Balance, March 31, 2008                  $        377   $       532,818   $         (45,285) $      (68,598) $    419,312
                                         =================================================================================


See notes to financial statements.


                         CHIMERA INVESTMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                 For the           For the Period
                                                                              Quarter Ended         November 21,
                                                                                 March 31,          2007 Through
                                                                                   2008              December 31,
                                                                                (unaudited)            2007(1)
                                                                             -------------------------------------

Cash Flows From Operating Activities:
Net loss                                                                      $       (54,935)     $       (2,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Amortization of investment premiums and discounts                                      (615)                (98)
  Unrealized losses on interest rate swaps                                             31,493               4,156
  Realized losses on sale of investments                                               32,819                   -
  Allowance for loan losses                                                             1,179                  81
  Restricted stock grants                                                                 697                   -
  Changes in operating assets
      Increase in accrued interest receivable                                          (5,871)             (4,337)
      Increase in other assets                                                           (329)               (563)
  Changes in operating liabilities
      Increase in accounts payable                                                        837               1,437
      Increase in accrued interest payable                                              2,792                 415
      (Decrease)/increase in other liabilities                                            (38)                292
                                                                             -----------------    ----------------
          Net cash provided by/(used in) operating activities                           8,029              (1,523)
                                                                             -----------------    ----------------

Cash Flows From Investing Activities:
   Mortgage-Backed securities portfolio:
      Purchases                                                                    (1,228,572)           (368,593)
      Sales                                                                           248,014                   -
      Principal payments                                                               49,190               1,788
   Loans held for investment portfolio:
      Purchases                                                                      (329,610)           (162,465)
      Principal payments                                                                6,857                   -
   Reverse repurchase agreements                                                      265,000            (265,000)
   Restricted cash                                                                   (101,484)             (1,350)
                                                                             -----------------    ----------------
          Net cash used in investing activities                                    (1,090,605)           (795,620)
                                                                             -----------------    ----------------

Cash Flows From Financing Activities:
   Net proceeds from repurchase agreements                                          5,448,193             270,584
   Net payments on repurchase agreements                                           (4,279,243)                  -
   Costs associated with/net proceeds from common stock offerings                         (87)            532,574
   Net proceeds from direct purchases of common stock                                       -                  11
   Dividends paid                                                                        (943)                  -
                                                                             -----------------    ----------------
          Net cash provided by financing activities                                 1,167,920             803,169
                                                                             -----------------    ----------------
Net increase in cash and cash equivalents                                              85,344               6,026
Cash and cash equivalents at beginning of period                                        6,026                   -
                                                                             -----------------    ----------------
Cash and cash equivalents at end of period                                    $        91,370      $        6,026
                                                                             =================    ================


Supplemental disclosure of cash flow information
   Interest paid                                                              $        11,230      $            -
                                                                             =================    ================
   Taxes paid                                                                 $            45      $            -


Non cash investing activities
   Receivable for investments sold                                            $       113,581      $            -
                                                                             =================    ================
   Payable for investments purchased                                          $             -      $      748,920
                                                                             =================    ================
   Net change in unrealized gain on available for sale securities             $       (55,438)     $       10,153
                                                                             =================    ================


Non cash financing activities
   Dividends declared, not yet paid                                           $         9,814      $          943
                                                                             =================    ================


(1) Derived from the audited financial statements at December 31, 2007. See notes to financial statements.

                         CHIMERA INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

Chimera Investment Corporation, or the Company, was organized in Maryland on June 1, 2007. The Company commenced operations on November 21, 2007 when it completed its initial public offering. The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. As such, the Company is required to distribute substantially all of the income generated from its operations to its stockholders. As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its taxable net income to its stockholders. The Company is managed by Fixed Income Discount Advisory Company, or FIDAC, an investment advisor registered with the Securities and Exchange Commission. FIDAC is a wholly-owned subsidiary of Annaly Capital Management, Inc., or Annaly.

A summary of the Company's significant accounting policies follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market funds.

Restricted Cash

Restricted cash includes cash held by counterparties as collateral for repurchase agreements and interest rate swaps.

Reverse Repurchase Agreements

The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets. These investments will typically be recorded as short term investments, will mature daily, and are referred to as reverse repurchase agreements in the statement of financial condition. Reverse repurchase agreements are recorded at cost and are collateralized by residential mortgage-backed securities, or RMBS.

Residential Mortgage-Backed Securities

The Company invests in RMBS representing interests in obligations backed by pools of mortgage loans and carries those securities at fair value calculated using a pricing model. Management will review the fair values generated to determine prices are reflective of the current market. Management performs a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by FIDAC, then the asset will be valued at its fair value as determined in good faith by FIDAC. In the current market, it may be difficult or impossible to obtain third party pricing on the investments the Company purchases. In addition, validating third party pricing for the Company's investments may be more subjective as fewer participants may be willing to provide this service to the Company. Moreover, the current market is more illiquid than in recent history for some of the investments the Company purchases. Illiquid investments typically experience greater price volatility as a ready market does not exist. As volatility increases or liquidity decreases, the Company may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy. Please see Note 4 for a discussion of fair value measurement.

Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investment securities as either trading investments, available-for-sale investments or held-to-maturity investments. The Company intends to hold its RMBS as available-for-sale and as such may sell any of its RMBS as part of its overall management of its portfolio. All assets classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses included in other comprehensive income.

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value,
(2) the financial condition and near-term prospects of the issuer, (3) credit quality and cash flow performance of the security, and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on investment securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the investment securities is adjusted.

RMBS transactions are recorded on the trade date. Realized gains and losses from sales of RMBS are determined based on the specific identification method and recorded as a gain (loss) on sale of investments in the statement of operations. Accretion of discounts or amortization of premiums on available-for-sale securities and mortgage loans is computed using the effective interest yield method and is included as a component of interest income in the statement of operations.

Loans Held for Investment

The Company's residential mortgage loans are comprised of fixed-rate and variable-rate loans. The Company purchases pools of residential mortgage loans through a select group of originators. Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses. Loans are evaluated for possible credit losses. The Company has created an unallocated provision for loan losses estimated as a percentage of the remaining principal on the loans. Management's estimate is based on historical experience of similarly underwritten loan pools. There were no allocated losses as of March 31, 2008 or December 31, 2007.

Allowance for Loan Losses

The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company's loan portfolio. The estimate is based on a variety of factors including, but not limited to, current economic conditions, industry loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing appreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of the pools of loans, the Company obtained written representations and warranties from the sellers that the Company could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards. While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses. The Company also performed due diligence procedures on a sample of loans that met its criteria during the purchase process.

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

Fair Value Disclosure

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of investment securities and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of cash and cash equivalents, accrued interest receivable, reverse repurchase agreements, repurchase agreements with maturities shorter than one year, payables for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of the dates presented due to the short term nature of these financial instruments. The estimated fair value of residential mortgage loans approximates carrying value less an allowance for loan losses. The fair value of repurchase agreements with longer dated maturities is generally approximated by cost as the loans reprice frequently to market rates.

Interest Income

Interest income on available-for-sale securities and loans held for investment is recognized over the life of the investment using the effective interest method. Interest income on available for sale securities and loans held for investment is recognized using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, for securities of high credit quality and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for all other securities. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Derivative Financial Instruments/Hedging Activity

The Company economically hedges interest rate risk through the use of derivative financial instruments, currently limited to interest rate swaps. The Company accounts for these interest rate swaps as free-standing derivatives. Accordingly, they are carried at fair value with realized and unrealized gains and losses recognized in earnings.

Income Taxes

The Company qualifies to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company upon inception and its effect was not material for the quarter ended March 31, 2008.

Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The Company had no potentially dilutive securities outstanding during the periods presented.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation, which establishes accounting and disclosure requirements using fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options are recognized over the vesting period of such grants based on the estimated fair value on the grant date.

Stock compensation awards granted to the employees of FIDAC are accounted for in accordance with EITF 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, which requires the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty's performance is complete.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was adopted by the Company on January 1, 2008. SFAS 157 did not significantly impact the manner in which management estimates fair value, but it requires additional disclosures, which are included in Note 4.

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

In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3. FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets is readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for the Company on January 1, 2009. The Company is currently evaluating FSP FAS 140-3 but does not expect its application to have a significant impact on its financial reporting.

2.   Residential Mortgage-Backed Securities

The following table represents the Company's available for sale RMBS portfolio as of March 31, 2008 and December 31, 2007 at fair value.

                                                   March 31,      December 31,
                                                    2008             2007
--------------------------------------------------------------------------------
                                                    (dollars in thousands)
Mortgage-Backed securities, at amortized cost     $1,275,065      $1,114,137
Gross unrealized gain                                      -          10,675
Gross unrealized loss                                (45,285)           (522)
                                                 -------------------------------
Fair value                                        $1,229,780      $1,124,290
                                                 ===============================

The following table presents the gross unrealized losses, and estimated fair value of the Company's Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2008.


                                            Unrealized Loss Position For:
-------------------------------------------------------------------------------------------------------------------
         Less than 12 Months                     12 Months or More                           Total
-------------------------------------------------------------------------------------------------------------------
   Estimated Fair        Unrealized       Estimated Fair       Unrealized       Estimated Fair       Unrealized
      Value                Losses            Value               Losses             Value             Losses
-------------------------------------------------------------------------------------------------------------------
                                                (dollars in thousands)
    $1,229,780           ($45,285)             $ -                $ -            $1,229,780          ($45,285)


The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. The investments are not considered other-than-temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the Company's RMBS at March 31, 2008 and December 31, 2007 according to their estimated weighted-average life classifications:

                                                        March 31, 2008
                                                    (dollars in thousands)
                                                                            Weighted Average
Weighted Average Life                Fair Value         Amortized Cost           Coupon
-----------------------------------------------------------------------------------------------
Less than one year                                 -                    -            -
Greater than one year and
   less than five years                   $1,229,780           $1,275,065         6.27%
Greater than five years                            -                    -            -
                                 --------------------------------------------------------------
Total                                     $1,229,780           $1,275,065         6.27%
                                 ==============================================================




                                                       December 31, 2007
                                                    (dollars in thousands)
                                                                            Weighted Average
Weighted Average Life                Fair Value         Amortized Cost           Coupon
-----------------------------------------------------------------------------------------------
Less than one year                           $45,868              $46,102         6.31%
Greater than one year and
   less than five years                    1,078,422            1,068,035         6.32%
Greater than five years                            -                    -            -
                                 --------------------------------------------------------------
Total                                     $1,124,290           $1,114,137         6.32%
                                 ==============================================================


The weighted-average lives of the mortgage-backed securities in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

During the three months ended March 31, 2008, the Company sold RMBS with a carrying value of $272.3 million for proceeds of $248.0 million realizing a loss of $24.3 million. The Company did not sell any RMBS during the period ended December 31, 2007.

3.  Loans Held for Investment

The following table represents the Company's residential mortgage loans classified as held for investment at March 31, 2008 and December 31, 2007. At March 31, 2008 approximately 10.7% of the Company's investments are adjustable rate mortgage loans and 11.2% are fixed rate mortgage loans. All of the adjustable rate loans held for investment are hybrid ARMs. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps. The loans held for investment are carried at their principal balance outstanding less an allowance for loan losses:


                                                          March 31,      December 31,
                                                            2008             2007
---------------------------------------------------------------------------------------
                                                            (dollars in thousands)
Mortgage loans, at principal balance                        $362,854          $162,452
Less:  allowance for loan losses                              (1,260)              (81)
                                                       --------------------------------
Mortgage loans held for investment                          $361,594          $162,371
                                                       ================================

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the periods ended March 31, 2008 and December 31, 2007:


                                      March 31,      December 31,
                                        2008           2007
--------------------------------------------------------------------
                                         (dollars in thousands)
Balance, beginning of period               $   81               $ -
Provision for loan losses                   1,179                81
Charge-offs                                     -                 -
                                   ---------------------------------
Balance, end of period                     $1,260               $81
                                   =================================

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. Based on this analysis, the Company recorded a provision for loan losses of $1.2 million for the quarter ended March 31, 2008, representing 33 basis points of the Company's mortgage loan portfolio. For the period ended December 31, 2007, the Company recorded a provision for loan losses of $81 thousand representing 5 basis points of the Company's mortgage loan portfolio. At March 31, 2008, there were no loans 60 days or more past due and all loans were accruing interest.

The geographic distribution of the Company's loans held for investment at March 31, 2008 was as follows:

                           (dollars in thousands)
------------------------------------------------------------------------------
                                                           Unpaid Principal
         State                    Number of Loans              Balance
------------------------------------------------------------------------------
          CA                         172                          $124,804
          NJ                          42                            26,121
          NY                          31                            21,215
          FL                          30                            19,671
          IL                          21                            17,587
          WA                          24                            14,888
          AZ                          19                            12,901
          VA                          23                            12,632
          TX                          21                            12,218
          CO                          15                            10,714
          GA                          13                             9,266

          MD                          15                             8,773
          MA                          14                             8,703
          CT                           9                             7,521
          MI                           7                             6,576
          NC                           7                             4,225
          DC                           6                             4,124

Other states, individually
  less than 1% of
  aggregate current
  balance                             58                            36,589

Unamortized premium                                                  3,393
Provision for loan losses                                           (1,260)
                                                        ----------------------
Total*                                                            $360,661
                                                        ======================
*Total varies from Statements of Financial Position due to repayment of residential mortgage loans sold.


During the three months ended March 31, 2008, the Company sold residential mortgage loans with a carrying value of $121.9 million for proceeds of $113.4 million realizing a loss of $8.6 million. The Company did not sell any mortgage loans during the period ended December 31, 2007.

4.  Fair Value Measurement

SFAS 157, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

         Level 1- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets.

         Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

         Level 3 - inputs to the valuation methodology are unobservable and significant to fair value.

Mortgage-Backed Securities and interest rate swaps are valued using a pricing model. The MBS pricing model incorporates such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps, and credit enhancement. Interest rate swaps are modeled by incorporating such factors as the Treasury curve, LIBOR rates, and the pay rate on the interest rate swaps. Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on each investment to validate reasonableness. The dealer quotes will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. The Company's financial assets and liabilities carried at fair value on a recurring basis are valued as follows:


                                                       Level 1          Level 2           Level 3
                                                                 (dollars in thousands)
-------------------------------------------------------------------------------------------------------
Assets:
  Mortgage-Backed Securities                         $       -    $  1,229,780            $      -

Liabilities:
  Interest Rate Swaps                                $       -    $     35,649            $      -

5.   Repurchase Agreements

(A)  Mortgage-Backed Securities

The Company had outstanding $1.0 billion and $270.6 million of repurchase agreements with weighted average borrowing rates of 4.78% and 5.02% and weighted average remaining maturities of 54 and 22 days as of March 31, 2008 and December 31, 2007 respectively. At March 31, 2008, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.1 billion, carrying value of $1.0 billion, including accrued interest, and cash totaling $67.7 million. At December 31, 2007, RMBS pledged as collateral had an estimated fair value of $271.7 million. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly.

At March 31, 2008 and December 31, 2007, the repurchase agreements collateralized by RMBS had the following remaining maturities:


                                        March 31,       December 31,
                                          2008             2007
                                       --------------------------------
                                           (dollars in thousands)
Within 30 days                             $598,168           $270,584
30 to 59 days                               384,964                  -
60 to 89 days                                     -                  -
90 to 119 days                                    -                  -
Greater than or equal to 120 days            24,514                  -
                                       --------------------------------
Total                                    $1,007,646           $270,584
                                       ================================

(B)  Loans Held for Investment

The Company has entered into two master repurchase agreements pursuant to which it finances mortgage loans. One agreement is a $500 million lending facility of which $200 million is on an uncommitted basis. This agreement terminates January 16, 2009. The second agreement is a $350 million committed lending facility. This agreement terminates January 29, 2010. Repurchase agreements for whole mortgage loans contain negative covenants requiring the Company to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations. As of March 31, 2008, the Company had $487.0 million borrowed against these facilities which included $55.2 million of RMBS at an effective rate of 4.41%. The amount borrowed on the loans held for investment at March 31, 2008 was collateralized by mortgage loans with a carrying value of $433.3 million, including accrued interest, and cash totaling $35.2 million. During the quarter, the Company amended one of its financing agreements twice. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at March 31, 2008.

At March 31, 2008, the repurchase agreements collateralized by mortgage loans had the following remaining maturities:


                                               March 31, 2008
                                           ------------------------
                                            (dollars in thousands)
Within 30 days                                            $      -
30 to 59 days                                                    -
60 to 89 days                                                    -
90 to 119 days                                                   -
Greater than or equal to 120 days                          431,888
                                           ------------------------
Total                                                     $431,888
                                           ------------------------

The average days to maturity on the Company's mortgage loans held for investment is 399 days. At December 31, 2007 there were no borrowings outstanding.

The Company had an amount at risk equal to 15% of our equity of with Bear Stearns and 11% of our equity with Credit Suisse as of March 31, 2008. At December 31, 2007 we did not have an amount at risk greater than 10% of equity with any counterparty.

Currently the sub-prime mortgage sector is experiencing unprecedented losses and there is weakness in the broader mortgage market that has increased volatility in market valuation of investments and the availability of credit which may adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide it with additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fail, it could negatively impact the marketability of all fixed income securities and this could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide it with additional financing, the Company could be forced to sell its investments at an inopportune time when prices are depressed.

6.   Interest Rate Swaps

In connection with the Company's interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of March 31, 2008, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements. The Company accounts for interest rate swaps as freestanding derivatives with changes in fair value recorded in earnings.

The table below represents the Company's swaps outstanding at March 31, 2008:


(dollars in thousands)

                                     Weighted Average Pay        Weighted Average Receive         Net Estimated Fair
        Notional Amount                     Rate                          Rate                  Value/Carrying Value
--------------------------------------------------------------------------------------------------------------------------
         $1,626,377                        3.78%                         2.66%                       ($35,649)


7.   Common Stock

During the quarter ended March 31, 2008, the Company declared dividends to common shareholders totaling $9.8 million or $0.26 per share, which were paid on April 30, 2008.

8.   Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors, employees of FIDAC and its affiliates, to stimulate their efforts towards the Company's continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers. The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of its common stock, or 3,019,593 shares, up to a ceiling of 40,000,000 shares.

During the quarter ended March 31, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC's employees and the Company's independent directors. 39,355 shares of restricted stock vested during the quarter ended March 31, 2008. The awards to the independent directors vested on the date of grant, and the awards to FIDAC's employees vest quarterly over a period of 10 years. The Company did not grant any incentive awards during the period ending December 31, 2007.

At March 31, 2008 there are approximately 1.3 million unvested shares of restricted stock issued to employees of FIDAC. For the three months ended March 31, 2008, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $697 thousand.

9.   Income Taxes

As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income. During the quarter ended March 31, 2008, the Company recorded $2,813 of income tax expense related to state and federal tax liabilities on undistributed income for an effective tax rate of .01%.

10.  Credit Risk and Interest Rate Risk

The Company's primary components of market risk are credit risk and interest rate risk. The Company is subject to credit risk in connection with its investments in residential mortgage loans and credit sensitive mortgage-backed securities. When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities. The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate and adjustable-rate mortgage backed securities and residential mortgage loans. When the Company assumes interest rate risk, it minimizes credit risk through asset selection. The Company's strategy is to purchase loans underwritten to agreed-upon specifications of selected originators in an effort to mitigate credit risk. The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, moderate loan size and moderate loan to value ratio. These factors are considered to be important indicators of credit risk.

11.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with automatic one-year extension options and subject to certain termination rights. The Company pays FIDAC a quarterly management fee equal to 1.75% per annum of the gross Stockholders' Equity (as defined in the management agreement) of the Company. FIDAC is also entitled to a quarterly incentive fee equal to 20% of the dollar amount by which Core Earnings (as defined in the management agreement) on a rolling four-quarter basis and before the incentive management fee, exceeds the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of shares of common stock outstanding in such quarter and (2) 0.50% plus one-fourth of the average of the one month LIBOR rate for such quarter and the previous three quarters. For the initial four quarters following the Company's initial public offering, Core Earnings and the LIBOR rate will be calculated on the basis of each of the previously completed quarters on an annualized basis. Core Earnings and LIBOR rate for the initial quarter will each be calculated from the settlement date of the offering on an annualized basis. At March 31, 2008 quarterly management fees in the amount of $2.2 million were accrued and $2.3 million was payable to FIDAC. At December 31, 2007 quarterly management fees in the amount of $1.2 million were accrued and payable to FIDAC.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement. In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC incurred in the operation of the Company. These expenses are allocated between FIDAC and the Company based on the ratio of the Company's proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end. FIDAC and the Company will modify this allocation methodology, subject to the Company's board of directors' approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC's other funds and accounts). For the quarter ending March 31, 2008, FIDAC has waived its right to request reimbursement from the Company for these expenses.

During the quarter ended March 31, 2008, the Company issued shares of restricted stock to FIDAC's employees, as discussed in Note 8.

In March 2008, the Company entered into a RMBS repurchase agreement and a receivables sales agreement with Annaly. These agreements contain customary representations, warranties and covenants contained in such agreements. As of March 31, 2008, the Company did not have any outstanding obligations under either agreement.

12.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2008.

13.  Subsequent Events

On April 24, 2008 the Company completed a $619.7 million securitization, a long-term financing transaction whereby it securitized its then-current inventory of mortgage loans. In this transaction, the Company sold approximately $536.9 million of AAA-rated fixed and floating rate bonds to third party investors, and retained approximately $46.3 million of AAA-rated mezzanine bonds and $36.5 million in subordinated bonds. This transaction will be accounted for as a financing transaction pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Special Note Regarding Forward-Looking Statements

         We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may," "would," "will" or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

         o    our business and investment strategy;

         o    our projected operating results;

         o    our ability to obtain future financing arrangements;

         o    general volatility of the securities markets in which we invest;

         o    our expected investments;

         o interest rate mismatches between our investments and our borrowings used to fund such purchases;

         o    changes in interest rates and mortgage prepayment rates;

         o    effects of interest rate caps on our investments;

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

         The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption "Risk Factors" in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

         We are a specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. We are externally managed by FIDAC. We intend to elect and qualify to be taxed as a REIT for federal income tax purposes. Our targeted asset classes and the principal investments we expect to make in each are as follows:

o        Whole mortgage loans, consisting of:

          o    Prime mortgage loans

          o    Jumbo prime mortgage loans

          o    Alt-A mortgage loans

o        RMBS, consisting of:

          o Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

          o    Agency RMBS

o        Asset Backed Securities, or ABS, consisting of:

          o    Debt and equity tranches of CDOs

          o    CMBS

          o Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

         We completed our initial public offering on November 21, 2007. In that offering and in a concurrent private offering we raised net proceeds before offering expenses of approximately $533.6 million. We have commenced investing these proceeds, and as of March 31, 2008, have a portfolio of RMBS and whole mortgage loans of approximately $1.6 billion.

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

         Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We will adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time. We believe that our strategy, combined with FIDAC's experience, will enable us to pay dividends and achieve capital appreciation throughout changing market cycles. We expect to take a long-term view of assets and liabilities, and our reported earnings and mark-to-market valuations at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

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

Recent Developments

         We commenced operations in November 2007 in the midst of challenging market conditions which affected the cost and availability of financing from the facilities we expected to finance our investments. These instruments included repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper and term CDOs. The liquidity crisis which commenced in August 2007 affected each of these sources--and their individual providers--to different degrees; some sources generally became unavailable, some available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, non-Agency RMBS became harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings were also impacted. At that time, warehouse facilities to finance whole loan prime residential mortgages were generally available from major banks, but at significantly higher cost and greater margin requirements than previously offered. It was also an extremely difficult to term finance whole loans through securitization or bonds issued by a CDO structure. Financing using ABCP froze as issuers became unable to place (or roll) their securities, which has resulted, in some instances, in forced sales of mortgage-backed securities, or MBS, and other securities which has further negatively impacted the market value of these assets.

         Although the credit markets had been undergoing much turbulence, as we started ramping up our portfolio, we noted a slight easing. We entered into a number of repurchase agreements we could use to finance RMBS. In January 2008, we entered into two whole mortgage loan repurchase agreements. As we began to see the availability of financing, we were also seeing better underwriting standards used to originate new mortgages. We commenced buying and financing RMBS as well as entered into agreements to purchase whole mortgage loans. We believed we were purchasing high credit quality assets which we were readily able to finance.

         Beginning mid-February 2008, credit markets experienced a dramatic and sudden adverse change. The severity of the liquidity limitation was largely unanticipated by the markets. Credit once again froze, and in the mortgage market, valuations of non-Agency RMBS and whole mortgage loans came under severe pressure. This credit crisis began in early February 2008, when a heavily leveraged investor announced that it had to de-lever and liquidate a portfolio of approximately $30 billion non-Agency RMBS. Prices of these types of securities dropped dramatically, and lenders started lowering the prices on non-agency mortgage bonds that they held as collateral versus their loans. The subsequent failure of a major investment bank worsened the crisis.

         Like every other participant in the financial markets, we have not been immune to these problems. We have met all margin calls we have received. Sudden declines in the valuation of investments can impair liquidity and make it more difficult to meet future margin calls. To provide flexibility during this market disruption we have amended one of our financing agreements twice to ease liquidity covenants. We are currently and to date have been in compliance with all provisions of our financing agreements.

         Subsequent to March 31, 2008, non-Agency RMBS and whole mortgage loan valuations remain volatile and under severe pressure. Securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. As a result, we expect to operate with a low level of leverage and to continue to take actions that would protect our liquidity.

         On April 24, 2008 the we completed a $619.7 million securitization, a long-term financing transaction whereby we securitized its then-current inventory of mortgage loans. In this transaction, we sold approximately $536.9 million of AAA-rated fixed and floating rate bonds to third party investors, and retained approximately $46.3 million of AAA-rated mezzanine bonds and $36.5 million in subordinated bonds.


Trends

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

         Rising Interest Rate Environment. As indicated above, as interest rates rise, prepayment speeds generally decrease, increasing our interest income. Rising interest rates, however, increase our financing costs which may result in a net negative impact on our net interest income. In addition, if we acquire Agency and non-Agency RMBS collateralized by monthly reset adjustable-rate mortgages, or ARMs, and three- and five-year hybrid ARMs, such interest rate increases could result in decreases in our net investment income, as there could be a timing mismatch between the interest rate reset dates on our RMBS portfolio and the financing costs of these investments. Monthly reset ARMs are ARMs on which coupon rates reset monthly based on indices such as one-month LIBOR. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps.

         With respect to our floating rate investments, such interest rate increases should result in increases in our net investment income because our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net investment income on fixed-rate investments made by us because our fixed-rate assets would be greater in amount than our fixed-rate liabilities. We expect, however, that our fixed-rate assets would decline in value in a rising interest rate environment and that our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent such assets are financed with floating rate debt.

         Credit Risk. One of our strategic focuses is on acquiring assets which we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low. We retain the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio. Additionally, some of our investments in RMBS may be qualifying interests for purposes of maintaining our exemption from the 1940 Act because we retain a 100% ownership interest in the underlying loans. If we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. Prior to the purchase of these securities, we conduct a due diligence process that allows us to remove loans that do not meet our credit standards based on loan-to-value ratios, borrower's credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk.

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

         Certain issuers of asset-backed commercial paper, or ABCP, have been unable to place (or roll) their securities, which has resulted, in some instances, in forced sales of MBS and other securities which has further negatively impacted the market value of these assets. These market conditions are fluid and likely to change over time. As a result, the execution of our investment strategy may be dictated by the cost and availability of financing from these different sources.

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

Critical Accounting Policies

         Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements will be based will be reasonable at the time made and based upon information available to us at that time. At each quarter end, we calculate estimated fair market value using a pricing model. We validate our pricing model by obtaining independent pricing on all of our assets and performing a verification of those sources to our own internal estimate of fair market value. We have identified what we believe will be our most critical accounting policies to be the following:

         Recent Accounting Pronouncements

         On January 1, 2008, we adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

         Level 1- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets.

         Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

         Level 3 - inputs to the valuation methodology are unobservable and significant to fair value.

         Mortgage-Backed Securities and interest rate swaps are valued using a pricing model. The MBS pricing model incorporates such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps, and credit enhancement. Interest rate swaps are modeled by incorporating such factors as the Treasury curve, LIBOR rates, and the receive rate on the interest rate swaps. Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on each investment to validate reasonableness. The dealer quotes will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security.

         Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced. This condition could cause our financial instruments to be reclassified from Level 2 to Level 3 in the future.

         Loans Held for Investment

         We purchase residential mortgage loans and classify them as loans held for investment on the statement of financial condition. Loans held for investment are intended to be held to maturity and, accordingly, are reported at the principal amount outstanding, net of provisions for loan losses.

          Loan loss provisions are examined quarterly and updated to reflect expectations of future probable credit losses based on factors such as originator historical losses, geographic concentration, individual loan characteristics, experienced losses, and expectations of future loan pool behavior. As credit losses occur, the provision for loan losses will reflect that realization.

     When we determine that it is probable that contractually due specific amounts are deemed uncollectable, the loan is considered impaired. To measure our impairment we determine the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses.

           An allowance for mortgage loans is maintained at a level believed adequate by management to absorb probable losses. We may elect to sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by us that we will no longer hold the loan for investment, we will account for the loan at the lower of amortized cost or estimated fair value. The reclassification of the loan and recognition of impairments could adversely affect our reported earnings.

         Valuations of Available-for-Sale Securities

         We expect our investments in RMBS will be primarily classified as available-for-sale securities that are carried on the statement of financial condition at their fair value. This classification will result in changes in fair values being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders' equity.

         Our available-for-sale securities have fair values as determined with reference to fair values calculated using a pricing model. Management reviews the fair values generated to insure prices are reflective of the current market. We perform a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by FIDAC, then the asset will be valued at its fair value as determined in good faith by FIDAC. The pricing is subject to various assumptions which could result in different presentations of value.

         When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. If, based on our analysis, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

         We consider the following factors when determining an other-than-temporary impairment for a security:

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

VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, its expected returns, or both. This determination can sometimes involve complex and subjective analyses.

         Interest Income Recognition

         Interest income on available-for-sale securities and loans held for investment is recognized over the life of the investment using the effective interest method. Interest income on available for sale securities and loans held for investment is recognized using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, for securities of high credit quality and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for all other securities. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

         In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is carried at fair value with the changes in value included in net income.

         Derivatives will be used for hedging purposes rather than speculation. We will rely on quotations from third parties to determine fair values. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

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

Based upon these factors, we establish the provision for possible credit losses by category of asset. When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

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

Financial Condition

     At March 31, 2008, our portfolio consisted of $1.2 billion of RMBS and of approximately $361.6 million of whole mortgage loans.

The following table summarizes certain characteristics of our portfolio at March 31, 2008 and December 31, 2007.



                                                                                       March 31,    December 31,
                                                                                         2008           2007
------------------------------------------------------------------------------------------------------------------
  Leverage at period-end                                                                 3.4:1         0.5:1
  Adjustable-rate mortgage-backed securities as % of portfolio                            74.0%         81.8%
  Fixed-rate mortgage-backed securities as % of portfolio                                  4.1%          5.7%
  Adjustable-rate residential mortgage loans as % of portfolio                            10.7%          3.8%
  Fixed-rate residential mortgage loans as % of portfolio                                 11.2%          8.7%
  Annualized yield on average earning assets during the period                            6.63%         7.02%
  Annualized cost of funds on average repurchase balance during the period                4.23%         5.08%
  Annualized interest rate spread during the period                                       2.40%         1.94%
  Weighted average yield on assets at period-end                                          6.32%         6.62%
  Weighted average cost of funds at period-end                                            4.67%         5.02%


 Residential Mortgage-Backed Securities Characteristics

         The table below summarizes our RMBS investments at March 31, 2008 and December 31, 2007:

                                             March 31,       December 31,
                                               2008             2007
                                                (dollars in thousands)
--------------------------------------------------------------------------------
Amortized cost                                  $1,275,065           $1,114,137
Unrealized gains                                         -               10,675
Unrealized losses                                  (45,285)                (522)
                                         ---------------------------------------
Fair value                                      $1,229,780           $1,124,290
                                         =======================================

         As of March 31, 2008, the RMBS in our portfolio were purchased at a net discount to their par value. Our RMBS had a weighted average amortized cost of
99.4 and 98.8 at March 31, 2008 and December 31, 2007, respectively.

         The following tables summarize certain characteristics of our RMBS portfolio at March 31, 2008 and December 31, 2007.


                                                              Weighted Averages
                                 Estimated Value                               Constant
                                   (dollars in                   Yield to     Prepayment
                                 thousands) (1)       Coupon     Maturity       Rate(2)
-------------------------------------------------------------------------------------------

March 31, 2008                     $1,229,780         6.27%        6.53%          11%
December 31, 2007                  $1,124,290         6.32%        6.87%          10%

(1) All assets listed in this chart are carried at their fair value.
(2) Represents the estimated percentage of principal that will be prepaid over the next three months based on historical principal paydowns.

The table below summarizes the credit ratings of our RMBS investments at March 31, 2008 and December 31, 2007:

                  March 31,        December 31,
                    2008             2007
               ----------------------------------
AAA                100.00%           100.00%
AA                    -                 -
A                     -                 -
BBB                   -                 -
BB                    -                 -
B                     -                 -
Not rated             -                 -
               ----------------------------------
Total              100.00%           100.00%
               ==================================

         Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 40 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of March 31, 2008, the average final contractual maturity of the RMBS portfolio is 31 years, and as of December 31, 2007, it was 29 years. The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models. Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

         The constant prepayment rate, or CPR, reflects the percentage of principal that was prepaid over the prior 3 months. As interest rates rise, the rate of refinancings typically declines, which we expect may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR.

         After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the portfolio is an increase of 1.93% and the weighted average maximum lifetime increases and decreases for the portfolio are 12.18%.

         The following table summarizes our RMBS according to their estimated weighted average life classifications as of March 31, 2008 and December 31, 2007:


                                                                Fair Value
                                                         March 31,       December 31,
                                                          2008              2007
                                                           (dollars in thousands)
                                                    ----------------------------------
Less than one year                                        $        -       $   45,868
Greater than one year and less than five years             1,229,780        1,078,422
Greater than or equal to five years                                -                -
                                                    ----------------------------------
Total                                                     $1,229,780       $1,124,290
                                                    ==================================

Whole Mortgage Loan Portfolio Characteristics

         The following tables present certain characteristics of our whole mortgage loan portfolio as of March 31, 2008.

                                           (dollars in thousands)
------------------------------------------------------------------
Original loan balance                                    $367,640
Unpaid principal balance                                 $358,528
Weighted average coupon rate on loans                        6.11%
Weighted average original term (years)                       29.1
Weighted average remaining term (years)                      28.8


   Geographic Distribution         Remaining Balance
      Top 5 States              (dollars in thousands)     % of Loan Portfolio       Loan Count
---------------------------------------------------------------------------------------------------
CA                                         $124,804                   34.81%                172
NJ                                           26,121                    7.29%                 42
NY                                           21,215                    5.92%                 31
FL                                           19,671                    5.49%                 30
IL                                           17,587                    4.91%                 21
                                --------------------------------------------------------------------
Total                                      $209,398                   58.42%                296
                                ====================================================================


                          Remaining
                           Balance       % of                                                                  % of
                         (dollars in     Loan      Loan                                                        Loan
 Occupancy Status         thousands)   Portfolio   Count                     Loan Purpose                   Portfolio
----------------------------------------------------------                  ------------------------------------------
  Owner occupied            $321,064      89.55%      471                    Purchase                           72.53%
  Second home                 31,467       8.78%       42                    Cash out refinance                 15.47%
  Investor                     5,997       1.67%       14                    Rate and term refinance            12.00%
                        ----------------------------------                                                  ----------
Total                       $358,528     100.00%      527                                                      100.00%
                        ==================================                                                  ==========

                                                                                                              % of
                                      % of Loan                                                                ARM
Documentation Type                    Portfolio                              ARM Loan Type                    Loans
--------------------------------------------------                          --------------------------------------------
  Full/alternative                         83.16%                             Traditional ARM loans                  -
  Stated income/no ratio                   16.84%                             Hybrid ARM loans                  100.00%
                                      ------------                                                          ------------
Total                                     100.00%                           Total                               100.00%
                                      ============                                                          ============


                                    Dollars in                                                                % of Loan
Unpaid Principal Balance            Thousands                               FICO Score                        Portfolio
--------------------------------------------------                         -----------------------------------------------
  $417,000 or less                       $  3,950                            740 and above                         64.10%
  $417,001 to $650,000                    154,704                            700 to 739                            23.02%
  $650,001 to $1,000,000                  131,208                            660 to 699                             9.61%
  $1,000,001 to $2,000,000                 66,235                            620 to 659                             2.15%
  $2,000,001 to $3,000,000                  2,431                            Below 620 or not available             1.12%
                                                                                                           ---------------
  Over $3,000,001                               -                          Total                                  100.00%
                                ------------------                                                         ===============
Total                                    $358,528
                                ==================
                                                                           Weighted Average FICO Score          752

 Original Loan to Value              Dollars in                                                              % of Loan
          Ratio                      Thousands                        Property Type                          Portfolio
--------------------------------------------------                    ----------------------------------------------------
80.01% and above                         $ 49,775                      Single-family                               57.33%
70.01% to 80.00%                          210,594                      Planned urban development                   29.72%
60.01% to 70.00%                           45,692                      Condominium                                  7.69%
60.00% or less                             52,467                      Other residential                            5.26%
                                ------------------                                                         ---------------
Total                                    $358,528                     Total                                       100.00%
                                ==================                                                         ===============

Weighted Average Original                   73.83%
Loan to Value Ratio


                                                   % of ARM
        Periodic Cap on Hybrid ARM Loans           Loans
        -------------------------------------------------------------
        3.00% or less                               100.00%
        3.01% to 4.00%                                   -
        4.01% to 5.00%                                   -
                                               ---------------
        Total                                       100.00%
                                               ===============


         We purchase our whole mortgage loans on a servicing retained basis. As a result, we do not service any loans, or receive any servicing income.

Results of Operations for the Quarter Ended March 31, 2008.

         Net Loss Summary

         Our net loss for the quarter ended March 31, 2008 was $54.9 million, or $1.46 per average share. Our net loss for the period commencing November 21, 2007 and ending December 31, 2007 was $2.9 million, or $0.08 per average share. Our income for each of these periods consisted of interest income. The table below presents the net loss summary for the quarter ended March 31, 2008 and for the period ended December 31, 2007:


Net Loss Summary

                (dollars in thousands, except for per share data)
                -------------------------------------------------

                                                                                              For the
                                                                                              Period
                                                                                             November
                                                                          For the            21, 2007
                                                                          Quarter            through
                                                                        Ended March          December
                                                                         31, 2008            31, 2007
--------------------------------------------------------------------------------------------------------

Interest income                                                           $   28,194          $   3,492
Interest expense                                                              14,022                415
                                                                     ----------------    ---------------
Net interest income                                                           14,172              3,077
                                                                     ----------------    ---------------

Unrealized losses on interest rate swaps                                     (31,493)            (4,156)
Realized losses on sales of investments                                      (32,819)                 -
                                                                     ----------------    ---------------

Net investment expense                                                       (50,140)            (1,079)
                                                                     ----------------    ---------------

Expenses
  Management fee                                                               2,227              1,217
  General and administrative expenses                                          2,565                605
                                                                     ----------------    ---------------
     Total expenses                                                            4,792              1,822
                                                                     ----------------    ---------------

Loss before income taxes                                                     (54,932)            (2,901)
Income taxes                                                                       3                  5
                                                                     ----------------    ---------------

Net loss                                                                  $  (54,935)         $  (2,906)
                                                                     ================    ===============

Net loss per share - basic and diluted                                    $    (1.46)         $   (0.08)
                                                                     ================    ===============

Weighted average number of shares outstanding - basic
     and diluted                                                          37,744,486         37,401,737
                                                                     ================    ===============

Comprehensive Income (Loss):
Net loss                                                                  $  (54,935)         $  (2,906)
                                                                     ----------------    ---------------
Other comprehensive (loss) income:
  Unrealized (loss) gain on available-for-sale securities                    (88,257)            10,153
  Other comprehensive income:
  Reclassification adjustment for realized losses included
      in net income                                                           32,819                  -
                                                                     ----------------    ---------------
  Other comprehensive (loss) income                                          (55,438)            10,153
                                                                     ----------------    ---------------
Comprehensive (loss) income                                               $ (110,373)         $   7,247
                                                                     ================    ===============


         We attribute the net loss primarily to unrealized losses on our interest rate swaps due to fair value adjustments and realized losses on sales of investments during the quarter ended March 31, 2008.

         Interest Income and Average Earning Asset Yield
         We had average earning assets of $1.6 billion for the quarter ended March 31, 2008. Our interest income was $28.2 million for the quarter ended March 31, 2008. The yield on our portfolio was 6.63% for the quarter ended March 31, 2008. We had average earning assets of $399.7 million for the period commencing November 21, 2007 and ending December 31, 2007. Our interest income was $3.5 million for the period commencing November 21, 2007 and ending December 31, 2007. The yield on our portfolio was 7.02% for the period ending December 31, 2007. We attribute the increase in interest income to the increase in interest earning assets during the quarter.

         Interest Expense and the Cost of Funds
         We had average borrowed funds of $1.3 billion and total interest expense of $14.0 million for the quarter ended March 31, 2008. Our average cost of funds was 4.23% for the quarter ended March 31, 2008. We had average borrowed funds of $270.6 million and total interest expense of $415 thousand for the period commencing November 21, 2007 and ending December 31, 2007. Our average cost of funds was 5.08% for the period commencing November 21, 2007 and ending December 31, 2007. We attribute the increase in interest expense to the increase in assets we were financing. The average cost of funds declined during the quarter in response to the cuts in the Federal Funds target rate during the period.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended March 31, 2008 and for the period ending December 31, 2007.


                              Average Cost of Funds
 (Ratios for the quarter ended March 31, 2008 and for the period ending December 31, 2007 have been annualized, dollars in thousands)


                                                                                                            Average
                                                                               Average      Average Cost     Cost of
                                                                               One-Month      of Funds        Funds
                                                           Average               LIBOR       Relative to   Relative to
                           Average                 Average   One-    Average   Relative to     Average       Average
                           Borrowed      Interest  Cost of  Month   Six-Month  Average Six-   One-Month     Six-Month
                            Funds         Expense   Funds   LIBOR     LIBOR    Month LIBOR      LIBOR         LIBOR
                          ------------ ----------- ------- -------- --------- ------------- ------------- --------------
For  the quarter ended     $1,325,156     $14,022  4.23%    3.31%    3.18%       0.13%         0.92%          1.05%
March 31, 2008
------------------------------------------------------------------------------------------------------------------------
For  the period              $270,584        $415  5.08%    4.98%    4.84%       0.14%         0.10%          0.24%
commencing November
21, 2007 and ending
December 31, 2007

         Net Interest Income
         Our net interest income, which equals interest income less interest expense, totaled $14.2 million for the quarter ended March 31, 2008. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.40% for the quarter ended March 31, 2008. Our net interest income totaled $3.1 million for the period commencing November 21, 2007 and ending December 31, 2007. Our net interest spread was 1.94% for the period commencing November 21, 2007 and ending December 31, 2007. We attribute the increase to the increase in interest earning assets in the portfolio and the decrease in our cost of funds.

         The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended March 31, 2008 and for the period commencing November 21, 2007 and ending December 31, 2007.


                               Net Interest Income
 (Ratios for the quarter ended March 31, 2008 and for the period ending December 31, 2007 have been annualized, dollars in thousands)

                                                    Yield on
                                                     Average      Average                                        Net
                            Average     Interest     Interest    Balance of              Average       Net     Interest
                            Earning     Earned on    Earning    Repurchase   Interest    Cost of     Interest    Rate
                          Assets Held    Assets      Assets     Agreements    Expense     Funds      Income     Spread
                          ----------------------------------------------------------------------------------------------
For the Quarter Ended      $1,555,896    $25,790     6.63%      $1,325,156    $14,022    4.23%       $14,172    2.40%
  March 31, 2008
------------------------------------------------------------------------------------------------------------------------
For the Period               $399,736     $3,492     7.02%        $270,584       $415    5.08%        $3,077    1.94%
  Commencing November
  21, 2007 and Ending
  December 31, 2007

         Gains and Losses on Sales of Assets and Interest Rate Swaps
         For the quarter ended March 31, 2008, we sold assets with a carrying value of $394.2 million for an aggregate loss of $32.8 million. We did not sell any assets or realize any gain or loss on interest rate swaps during 2007.

         Management Fee and General and Administrative Expenses
         We paid FIDAC a base management fee of $2.2 million for the quarter ended March 31, 2008. We did not pay an incentive fee for the quarter ended March 31, 2008. We paid FIDAC a base management fee of $1.2 million for the period commencing November 21, 2007 and ending December 31, 2007. We did not pay an incentive fee for this period.

         General and administrative (or G&A) expenses were $2.6 million for the quarter ended March 31, 2008 compared to G&A expenses of $605 thousand for the period commencing November 21, 2007 and ending December 31, 2007. We attribute the increase to a full quarter of expenses being accrued and the additional expense associated with the vesting of restricted stock grants.

         Total expenses as a percentage of average total assets were 1.10% for the quarter ended March 31, 2008 compared to 1.55% for the period commencing November 21, 2007 and ending December 31, 2007. We attribute the decrease to the increase in total assets held in the portfolio.

         Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

         The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarter ended March 31, 2008 and the period commencing November 21, 2007 and ending December 31, 2007.


          Management Fee and G&A Expenses and Operating Expense Ratios
(Ratios for the quarter ended March 31, 2008 and for the period ending December 31, 2007 have been annualized, dollars in thousands)

                                                     Total         Total Management      Total Management
                                                   Management        Fee and G&A           Fee and G&A
                                                  Fee and G&A      Expenses/Average      Expenses/Average
                                                    Expenses         Total Assets             Equity
                                                 -----------------------------------------------------------
For the Quarter ended March 31, 2008                 $4,792             1.10%                 4.00%
------------------------------------------------------------------------------------------------------------
For the Period Commencing November 21, 2007          $1,822             1.55%                 3.05%
and Ending December 31, 2007

         Net Loss and Return on Average Equity
Our net loss was $54.9 million for the quarter ended March 31, 2008 compared to a net loss of $2.9 million for the period commencing November 21, 2007 and ending December 31, 2007. We attribute the increased losses to realized losses on sales of investments and unrealized losses on interest rate swaps. The table below shows our net interest income, gain (loss) on sale of assets, unrealized gains (loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2008 and the period commencing November 21, 2007 and ending December 31, 2007.


                     Components of Return on Average Equity
 (Ratios for the quarter ended March 31, 2008 and for the period ending December 31, 2007 have been annualized)


                                             Gain/(Loss) on   Unrealized
                                                 Sale of     Gain/(Loss) on    Total
                              Net Interest     Investments   Interest Rate   Expenses/    Income     Return on
                             Income/Average     /Average     Swaps/Average     Average   Tax/Average   Average
                                 Equity          Equity         Equity         Equity      Equity      Equity
                             ---------------------------------------------------------------------------------
For the Quarter ended March      11.83%         (27.40%)       (26.29%)      (4.00%)         -      (45.86%)
   31, 2008
--------------------------------------------------------------------------------------------------------------
For the Period Commencing         5.16%              -          (6.97%)      (3.05%)     (0.01%)     (4.87%)
   November 21, 2007 and
   Ending December 31, 2007

Liquidity and Capital Resources

         We held cash and cash equivalents of approximately $91.4 million at March 31, 2008 compared to cash and cash equivalents of approximately $6.0 million at December 31, 2007. We attribute the increase to a reduction in leverage by the Company and the termination of short term investments in reverse repurchase agreements.

         Our operating activities provided net cash of approximately $8.0 million for the quarter ended March 31, 2008 compared to net cash used by operating activities of approximately $1.5 million for the period commencing November 21, 2007 and ending December 31, 2007. We attribute this increase to the longer operating period during the quarter ended March 31, 2008 and larger portfolio we owned during that quarter.

         Our investing activities used net cash of $1.1 billion for the quarter ended March 31, 2008 primarily from the purchase of investments. For the period commencing November 21, 2007 and ending December 31, 2007, our investing activities used net cash of $795.6 million.

         Our financing activities as of March 31, 2008 consisted of proceeds from repurchase agreements. We expect to continue to borrow funds in the form of repurchase agreements as well as other types of financing. As of March 31, 2008 we had established repurchase agreements for RMBS with 12 investment banking firms and an affiliate of ours. We had also established two repurchase agreements for whole mortgage loans as of March 31, 2008.

         To collateralize our RMBS, we had outstanding $1.0 billion in repurchase agreements with weighted average borrowing rates of 4.78% and weighted average remaining maturities of 54 days as of March 31, 2008. The RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.1 billion at March 31, 2008. At December 31, 2007, we collateralized our RMBS with $270.6 million in repurchase agreements with weighted average borrowing rates of 5.02% and weighted average remaining maturities of 22 days. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly.

         At March 31, 2008 and December 31, 2007, the repurchase agreements for RMBS had the following remaining maturities:


                                       March 31, 2008       December 31, 2007
                                               (dollars in thousands)
--------------------------------------------------------------------------------
Within 30 days                               $598,168               $270,584
30 to 59 days                                 384,964                      -
60 to 89 days                                       -                      -
90 to 119 days                                      -                      -
Greater than or equal to 120 days              24,514                      -
                                       -----------------------------------------
Total                                      $1,007,646               $270,584
                                       =========================================

         During the quarter ended March 31, 2008, we entered into two master repurchase agreements pursuant to which we finance whole mortgage loans. One agreement is a $500 million lending facility of which $200 million is on an uncommitted basis. This agreement terminates January 16, 2009. The second agreement is a $350 million committed lending facility. This agreement terminates January 29, 2010. Repurchase agreements for whole mortgage loans contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest rate coverage ratios, leverage ratios and distribution limitations. As of March 31, 2008, we had $487.0 million borrowed against these facilities, which included $55.2 million of RMBS, at an effective rate of 4.41%. The amount borrowed on the loans held for investment at March 31, 2008 was collateralized by mortgage loans with a carrying value of $433.3 million, including accrued interest, and cash totaling $35.2 million. During the quarter, the Company amended one of its financing agreements twice. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at March 31, 2008.

         At March 31, 2008, the repurchase agreements for mortgage loans had the following remaining maturities:

                                          March 31, 2008
                                           (dollars in
                                            thousands)
------------------------------------------------------------
Within 30 days                                     $      -
30 to 59 days                                             -
60 to 89 days                                             -
90 to 119 days                                            -
Greater than or equal to 120 days                   431,888
                                       ---------------------
Total                                              $431,888
                                       =====================

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

         For our short-term (one year or less) and long-term liquidity, which includes investing and compliance with collateralization requirements under our repurchase agreements (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral), we also rely on the cash flow from investments, primarily monthly principal and interest payments to be received on our RMBS and whole mortgage loans, cash flow from the sale of securities as well as any primary securities offerings authorized by our board of directors.

         Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell investments or issue debt or additional equity securities in a common stock offering. If required, the sale of RMBS or whole mortgage loans at prices lower than their carrying value would result in losses and reduced income.

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

         We are not required by our investment guidelines to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. However, our repurchase agreements for whole loans require us to maintain certain debt-to-equity ratios. At March 31, 2008, our total debt was approximately $1.4 billion which represented a debt-to-equity ratio of approximately 3.4:1.

Stockholders' Equity

         During the quarter ended March 31, 2008, we declared dividends to common shareholders totaling $9.8 million, or $0.26 per share, all of which was paid on April 30, 2008. During the period ended December 31, 2007, we declared dividends to common shareholders totaling $943 thousand or $0.025 per share, all of which was paid on January 25, 2008.

Management Agreement and Related Party Transactions

         We have entered into a management agreement with FIDAC, pursuant to which FIDAC is entitled to receive a base management fee, incentive compensation and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The base management fee is payable quarterly in arrears in an amount equal to 1.75% per annum, calculated quarterly, of our stockholders' equity (as defined in the management agreement). FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. The base management fee will be reduced, but not below zero, by our proportionate share of any CDO base management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs. FIDAC will receive quarterly incentive compensation in an amount equal to 20% of the dollar amount by which Core Earnings, on a rolling four-quarter basis and before the incentive management fee, exceeds the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of shares of common stock outstanding in such quarter and (2) 0.50% plus one-fourth of the average of the one month LIBOR rate for such quarter and the previous three quarters. For the initial four quarters following this offering, Core Earnings and the LIBOR rate will be calculated on the basis of each of the previously completed quarters on an annualized basis. Core Earnings and the LIBOR rate for the initial quarter will each be calculated from the settlement date of our initial public offering on an annualized basis. Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between FIDAC and our independent directors and approval by a majority of our independent directors. The incentive management fee will be reduced, but not below zero, by our proportionate share of any CDO incentive management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs. We expect to enter into certain contracts that contain a variety of indemnification obligations, principally with FIDAC, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited.

         In March 2008, we entered into a RMBS repurchase agreement and a receivables sales agreement with Annaly. These agreements contain customary representations, warranties and covenants contained in such agreements. As of March 31, 2008, we did not have any outstanding obligations under either agreement.

         During the quarter ended March 31, 2008, we granted restricted stock awards in the amount of 1,301,000 shares to FIDAC's employees and the Company's independent directors. The awards to the independent directors vested on the date of grant, and the awards to FIDAC's employees vest quarterly over a period of 10 years. We did not grant any incentive awards during the period ended December 31, 2007.

         At March 31, 2008 there are approximately 1.3 million unvested shares of restricted stock issued to employees of FIDAC. For the three months ended March 31, 2008, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $697 thousand.

Contractual Obligations and Commitments

     The following table summarizes our contractual obligations at March 31, 2008.


                                                                      (dollars in thousands)
                                                                       --------------------
                                                                                            Greater
                                                                                            Than or
                                                                 One to       Three to      Equal to
Contractual Obligations                     Within One Year   Three Years    Five Years    Five Years       Total
------------------------------------------------------------------------------------------------------------------------
Repurchase agreements for RMBS                 $    952,490      $  55,156  $           -  $        -       $ 1,007,646
Repurchase agreements for mortgage
   loans                                            309,062        122,826              -           -           431,888
Interest expense on RMBS repurchase
   agreements(1)                                      2,359          1,964              -           -             4,323
Interest expense on mortgage loan
   repurchase agreements(1)                           4,257          3,485              -           -             7,742
                                           -----------------------------------------------------------------------------
Total                                          $  1,268,168      $ 183,431  $           -  $        -       $ 1,451,599
                                           =============================================================================


(1) Interest is based on rates in effect as of March 31, 2008.

         The repurchase agreements for our repurchase facilities generally do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association. Repurchase agreements for whole mortgage loans contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations. The Company is in compliance with all such provisions.

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

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Credit Risk

         We are subject to credit risk in connection with our investments and face more credit risk on assets we own which are rated below "AAA". The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics. FIDAC will use a comprehensive credit review process. FIDAC's analysis of loans includes borrower profiles, as well as valuation and appraisal data. FIDAC uses compensating factors such as liquid assets, low loan to value ratios and job stability in evaluating loans. FIDAC's resources include a proprietary portfolio management system, as well as third party software systems. FIDAC utilizes third party due diligence firms to perform an independent underwriting review to insure compliance with existing guidelines. FIDAC selects loans for review predicated on risk-based criteria such as loan-to-value, borrower's credit score(s) and loan size. FIDAC also outsources underwriting services to review higher risk loans, either due to borrower credit profiles or collateral valuation issues. In addition to statistical sampling techniques, FIDAC creates adverse credit and valuation samples, which we individually review. FIDAC rejects loans that fail to conform to our standards. FIDAC accepts only those loans which meet our underwriting criteria. Once we own a loan, FIDAC's surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. Additionally, the non-Agency RMBS and other ABS which we will acquire for our portfolio are reviewed by FIDAC to ensure that they satisfy our risk based criteria. FIDAC's review of non-Agency RMBS and other ABS includes utilizing its proprietary portfolio management system. FIDAC's review of non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on non-Agency RMBS and other ABS present.

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

         It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.

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

         Interest Rate Mismatch Risk

         We fund a substantial portion of our acquisitions of hybrid adjustable-rate mortgages and RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgages and RMBS. Thus, in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on FIDAC's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-Q.

         Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.

The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2008 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.


                                            Projected Percentage Change in         Projected Percentage Change in
        Change in Interest Rate                   Net Interest Income                      Portfolio Value
----------------------------------------------------------------------------------------------------------------------
-75 Basis Points                                       (16.77%)                                  .24%
-50 Basis Points                                       (11.81%)                                  .05%
-25 Basis Points                                        (6.23%)                                (0.12%)
Base Interest Rate
+25 Basis Points                                         6.35%                                 (0.47%)
+50 Basis Points                                        12.73%                                 (0.64%)
+75 Basis Points                                        19.09%                                 (0.81%)


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

Extension Risk

          FIDAC will compute the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when fixed-rate or hybrid adjustable-rate mortgage loans or RMBS are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related assets. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid adjustable-rate assets would remain fixed. This situation may also cause the market value of our hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

     o    attempting to structure  our  financing  agreements to have a range of
          different   maturities,   terms,   amortizations   and  interest  rate
          adjustment periods;

     o using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our MBS and our borrowings;

     o using securitization financing to lower average cost of funds relative to short-term financing vehicles further allowing us to receive the benefit of attractive terms for an extended period of time in contrast to short term financing and maturity dates of the investments included in the securitization; and

     o actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our investments and the interest rate indices and adjustment periods of our financings.

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2008. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                 Within 3                     1 Year to 3     Greater than
                                                  Months       3-12 Months       Years          3 Years          Total
---------------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Rate Sensitive Assets:
   Investment securities                            $      -        $     -      $  530,415     $ 1,111,627    $ 1,642,042
   Cash equivalents                                   91,370              -               -               -         91,370
Rate Sensitive Liabilities:
Repurchase  Agreements,  with the  effect of
swaps                                               (100,394)        345,623      1,067,805         126,500      1,439,534
                                              -----------------------------------------------------------------------------

Interest rate sensitivity gap                     $  191,764      $ (345,623)    $ (537,390)    $   985,127    $   293,878
                                              =============================================================================

Cumulative rate sensitivity gap                   $  191,764    $ (153,859)     $ (691,249)      $  293,878
                                              ==============================================================

Cumulative interest rate sensitivity gap as
   a percentage of total rate-sensitive
   assets                                                 11%          (9%)           (40%)              17%
                                              ==============================================================

         Our analysis of risks is based on FIDAC's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by FIDAC may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this report. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, "Special Note Regarding Forward-Looking Statements."

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms.

Changes in Internal Controls

         There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item. 1.  LEGAL PROCEEDINGS

         From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. RISK FACTORS

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The weakness in the mortgage market has caused us to expect increased market losses related to our holdings.

         The mortgage market, including the market for prime and alt-A loans, has been severely affected by changes in the lending landscape. The severity of the liquidity limitation was largely unanticipated by the markets. For now and for the foreseeable future, access to mortgages has been substantially limited. While the limitation on financing was initially in the sub-prime mortgage market, the liquidity issues have now also affected prime and alt-a non-Agency lending, with mortgage rates remaining much higher and many product types being severely curtailed. At the margin, this has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. The market deterioration has caused us to expect increased losses related to our holdings.

         For the quarter ended March 31, 2008, we had no impairments on RMBS or whole mortgage loans. Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

         A substantial portion of our assets are classified for accounting purposes as "available-for-sale." Changes in the market values of those assets are directly charged or credited to stockholders' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings. For the quarter ended March 31, 2008, we had no impairment charges on our RMBS and whole mortgage loans.

         All of our repurchase agreements and interest rate swaps are subject to bilateral margin calls in the event that the collateral securing our obligations under those facilities exceeds or does not meet our collateralization requirements. We analyze the sufficiency of our collateralization daily, and as of March 31, 2008, on a net basis, the fair value of the collateral, including restricted cash, securing our obligations under repurchase agreements and interest rate swaps, exceeded the amount of such obligations by approximately $202.5 million. During the quarter ended March 31, 2008, due to the deterioration in the market value of our assets, we received margin calls under our repurchase agreements, which resulted in our having to amend our liquidity covenants. Should we receive additional margin calls, we may not be able to amend the liquidity covenants or obtain other funding. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Item 6.  EXHIBITS

Exhibits:

         The exhibits required by this item are set forth on the Exhibit Index attached hereto
                                  EXHIBIT INDEX
Exhibit       Description
Number
3.1           Articles  of  Amendment  and  Restatement  of Chimera  Investment
              Corporation  (filed as Exhibit 3.1 to the Company's  Registration
              Statement on Amendment  No. 1 to Form S-11 (File No.  333-145525)
              filed on September 27, 2007 and incorporated herein by reference)
3.2           Amended and  Restated  Bylaws of Chimera  Investment  Corporation
              (filed as Exhibit 3.2 to the Company's  Registration Statement on
              Amendment  No. 2 to Form  S-11  (File  No.  333-145525)  filed on
              November 5, 2007 and incorporated herein by reference)
4.1           Specimen   Common  Stock   Certificate   of  Chimera   Investment
              Corporation  (filed as Exhibit 4.1 to the Company's  Registration
              Statement on Amendment  No. 1 to Form S-11 (File No.  333-145525)
              filed on September 27, 2007 and incorporated herein by reference)
10.1          Form  of  Management   Agreement   between   Chimera   Investment
              Corporation and Fixed Income Discount  Advisory Company (filed as
              Exhibit 10.1 to the Company's Registration Statement on Amendment
              No. 1 to Form S-11 (File No.  333-145525)  filed on September 27,
              2007 and incorporated herein by reference)
10.2+         Form of  Equity  Incentive  Plan  (filed as  Exhibit  10.2 to the
              Company's  Registration Statement on Amendment No. 1 to Form S-11
              (File  No.   333-145525)   filed  on   September   27,  2007  and
              incorporated herein by reference)
10.3+         Form of  Restricted  Common Stock Award (filed as Exhibit 10.3 to the Company's  Registration  Statement on Amendment No. 1 to Form
              S-11  (File  No.  333-145525)  filed on  September  27,  2007 and incorporated herein by reference)
10.4+         Form  of  Stock  Option  Grant  (filed  as  Exhibit  10.4  to the
              Company's  Registration Statement on Amendment No. 1 to Form S-11
              (File  No.   333-145525)   filed  on   September   27,  2007  and
              incorporated herein by reference)
10.5          Form of Master Securities  Repurchase Agreement (filed as Exhibit
              10.5 to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-145525) filed on November 13, 2007 and incorporated herein by reference)
23.1          Master  Repurchase  Agreement,  dated  as of  January  18,  2008, between  Credit  Suisse  First  Boston  Mortgage  Capital LLC and
              Chimera  Investment  Corporation  (filed as  Exhibit  10.1 to the
              Company's Current Report on Form 8-K filed on January 24, 2008 and incorporated herein by reference)
23.2          Master Repurchase Agreement,  dated as of January 31, 2008, among
              DB Structured Products,  Inc., Deutsche Bank Securities Inc., and
              Chimera  Investment Corp. (filed as Exhibit 10.1 to the Company's
              Current Report on Form 8-K filed on February 4, 2008 and incorporated herein by reference)
31.1          Certification of Matthew  Lambiase,  Chief Executive  Officer and
              President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2          Certification of A. Alexandra Denahan, Chief Financial Officer of
              the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1          Certification of Matthew  Lambiase,  Chief Executive  Officer and
              President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2          Certification of A. Alexandra Denahan, Chief Financial Officer of
              the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                   CHIMERA INVESTMENT CORPORATION


                   By:    /s/ Matthew Lambiase
                          --------------------
                          Matthew Lambiase
                          Chief Executive Officer and President
                          May 14, 2008


                      By: /s/ A. Alexandra Denahan
                          ------------------------
                          A. Alexandra Denahan
                          Chief Financial Officer (Principal Financial Officer) May 14, 2008