Form 10-Q
period 2008-06-30
CHIMERA INVESTMENT CORP
filed 2008-08-08
CIK 1409493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X]       QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                         COMMISSION FILE NUMBER: 1-13447

                         CHIMERA INVESTMENT CORPORATION
             (Exact name of Registrant as specified in its Charter)

                MARYLAND                              26-0630461
     (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

                     1211 AVENUE OF THE AMERICAS, SUITE 2902
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

                                      10036
                                   (Zip Code)

                                 (646) 454-3759
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                     Yes    [X]     No [_]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer |X| Smaller reporting company [_]

     Indicate by check mark whether the registrant is a shell company (as
     defined in Rule 12b-2 of the Exchange Act). Yes  [_]    No  |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                Class                            Outstanding at August 8, 2008
     Common Stock, $.01 par value                        38,992,543

                                    CHIMERA INVESTMENT CORPORATION

                                               FORM 10-Q

                                           TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

    Item 1. Financial Statements:
       Consolidated Statements of Financial Condition at June 30, 2008 (Unaudited) and
        December 31, 2007 (Derived from the audited statement of financial condition at
        December 31, 2007)                                                                  1

       Consolidated Statements of Operations and Comprehensive Loss for the Quarter and
        Six Months ended June 30, 2008 (Unaudited)                                          2

       Consolidated Statement of Stockholders' Equity for the Quarters Ended March 31,
        2008 and June 30, 2008 (Unaudited)                                                  3

       Consolidated Statements of Cash Flows for the Quarter and Six Months ended June
        30, 2008 (Unaudited)                                                                4

       Notes to Consolidated Financial Statements (Unaudited)                               6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations                                                                            18

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                     36

    Item 4. Controls and Procedures                                                        41


Part II. OTHER INFORMATION

    Item 1. Legal Proceedings                                                              41

    Item 1A. Risk Factors                                                                  41

    Item 4. Submission of Matters to a Vote of Security Holders                            43

    Item 6. Exhibits                                                                       44

SIGNATURES                                                                                 45

CERTIFICATIONS                                                                             46

PART I.
ITEM 1.     FINANCIAL STATEMENTS
                         CHIMERA INVESTMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except per share data)

                                                              June 30, 2008   December 31,
                                                               (unaudited)       2007(1)
                                                             --------------- ---------------
ASSETS
-------------------------------------------------------------
Cash and cash equivalents                                     $       49,889  $        6,026
Restricted cash                                                       29,507           1,350
Reverse repurchase agreements                                              -         265,000
Mortgage-Backed Securities, at fair value                          1,116,586       1,124,290
Loans held for investment, net of allowance for loan losses
 of $546 and $81, respectively                                       150,083         162,371
Securitized loans held for investment, net of allowance for
 loan losses of $698 thousand                                        613,580               -
Accrued interest receivable                                            9,863           6,036
Other assets                                                           1,648             563
                                                             --------------- ---------------

Total assets                                                  $    1,971,156  $    1,565,636
                                                             =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------
Liabilities:
  Repurchase agreements                                       $      909,089  $      270,584
  Securitized debt                                                   504,397               -
  Payable for investments purchased                                  146,824         748,920
  Accrued interest payable                                             3,518             415
  Dividends payable                                                    6,044             943
  Accounts payable and other liabilities                               3,540           1,729
  Interest rate swaps, at fair value                                  10,065           4,156
                                                             --------------- ---------------

Total liabilities                                                  1,583,477       1,026,747
                                                             --------------- ---------------

Commitments and Contingencies (Note 14)

Stockholders' Equity:
 Common stock: par value $.01 per share; 500,000,000 shares
 authorized, 38,999,850 and 37,705,563 shares issued and
  outstanding, respectively                                              378             377
 Additional paid-in capital                                          533,026         532,208
 Accumulated other comprehensive (loss) income                     (104,980)          10,153
 Accumulated deficit                                                (40,745)         (3,849)
                                                             --------------- ---------------

Total stockholders' equity                                           387,679         538,889
                                                             --------------- ---------------

Total liabilities and stockholders' equity                    $    1,971,156  $    1,565,636
                                                             =============== ===============

(1) Derived from the audited statement of financial condition at December 31, 2007.
See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                         For the Quarter   For the Six
                                                         Ended June 30,   Months Ended
                                                              2008        June 30, 2008
                                                        --------------- ----------------

Interest income                                          $       29,951  $        58,145
Interest expense                                                 20,025           34,047
                                                        --------------- ----------------
Net interest income                                               9,926           24,098
                                                        --------------- ----------------

Unrealized gains (losses) on interest rate swaps                 25,584          (5,909)
Realized gains (losses) on sales of investments                   1,644         (31,174)
Realized gains on terminations of interest rate swaps               123              123
                                                        --------------- ----------------
Net investment income (loss)                                     37,277         (12,862)
                                                        --------------- ----------------

Other expenses
  Management fee                                                  2,228            4,455
  General and administrative expenses                             1,152            3,719
                                                        --------------- ----------------
     Total expenses                                               3,380            8,174
                                                        --------------- ----------------

Income (loss) before income taxes                                33,897         (21,036)

  Income tax                                                          -                3
                                                        --------------- ----------------

Net income (loss)                                        $       33,897  $      (21,039)
                                                        =============== ================

Net income (loss) per share - basic and diluted          $         0.87  $        (0.54)
                                                        =============== ================

Weighted average number of shares outstanding - basic
 and diluted                                                 38,999,850       38,995,096
                                                        =============== ================

Comprehensive Loss:
Net income (loss)                                                33,897         (21,039)
                                                        --------------- ----------------
Other comprehensive loss:
  Unrealized loss on available-for-sale securities             (58,051)        (136,154)
  Reclassification adjustment for realized (gains)
   losses included in net income                                (1,644)           31,174
                                                        --------------- ----------------
  Other comprehensive loss                                     (59,695)        (104,980)
                                                        --------------- ----------------
Comprehensive loss                                       $     (25,798)  $     (126,019)
                                                        =============== ================

See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                            Accumulated
                                             Additional        Other
                               Common Stock    Paid-in     Comprehensive   Accumulated
                                 Par Value     Capital      Income (Loss)     Deficit       Total
------------------------------------------------------------------------------------------------------
Balance, January 1, 2008        $       377 $     532,208  $       10,153  $     (3,849) $    538,889

  Net loss                                -             -               -       (54,935)      (54,935)
  Other comprehensive loss                -             -         (55,438)            -       (55,438)
  Costs associated with common
  stock offering                          -           (87)              -             -           (87)
  Restricted stock grants                 -           697               -             -           697
  Common dividends declared,
   $0.26 per share                        -             -               -        (9,814)       (9,814)

                               -----------------------------------------------------------------------
Balance, March 31, 2008                 377       532,818         (45,285)      (68,598)      419,312
                               -----------------------------------------------------------------------


  Net income                              -             -               -        33,897        33,897
  Other comprehensive loss                -             -         (59,695)            -       (59,695)
  Costs associated with common
  stock offering                          -          (129)              -             -          (129)
  Restricted stock grants                 1           337               -             -           338
  Common dividends declared,
   $0.16 per share                        -             -               -        (6,044)       (6,044)

                               -----------------------------------------------------------------------
Balance, June 30, 2008          $       378 $     533,026  $     (104,980) $    (40,745) $    387,679
                               =======================================================================

See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                             For the Quarter     For the Six
                                                                    Ended         Months Ended
                                                               June 30, 2008      June 30, 2008
                                                             ------------------ -----------------
Cash Flows From Operating Activities:

Net income (loss)                                             $         33,897   $       (21,039)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Amortization of investment premiums and discounts                       (318)             (933)
  Unrealized (gains) losses on interest rate swaps                     (25,584)            5,909
  Realized (gains) losses on sale of investments                        (1,644)           31,174
  Allowance for loan losses                                                (15)            1,164
  Restricted stock grants                                                  337             1,035
  Changes in operating assets
      Decrease (increase) in accrued interest receivable                   345            (5,526)
      Increase in other assets                                            (756)           (1,085)
  Changes in operating liabilities
      Increase in accounts payable                                         167             1,004
      Increase in accrued interest payable                                 311             3,103
      Increase in other liabilities                                        845               807
                                                             ------------------ -----------------
          Net cash provided by operating activities                      7,585            15,613
                                                             ------------------ -----------------
Cash Flows From Investing Activities:
   Mortgage-Backed securities portfolio:
      Purchases                                                              -        (1,228,572)
      Sales                                                                  -           248,014
      Principal payments                                                53,922           103,112
   Loans held for investment portfolio:
      Purchases                                                       (258,800)         (588,411)
      Sales                                                             90,733            90,733
      Principal payments                                                15,086            21,943
   Securitized loans
      Principal payments                                                12,656            12,656
   Reverse repurchase agreements                                             -           265,000
   Restricted cash                                                      73,327           (28,157)
                                                             ------------------ -----------------
          Net cash used in investing activities                        (13,076)       (1,103,682)
                                                             ------------------ -----------------
Cash Flows From Financing Activities:
   Proceeds from repurchase agreements                              13,165,133        18,613,326
   Payments on repurchase agreements                               (13,695,578)      (17,974,821)
   Proceeds from securitized debt                                      515,903           515,903
   Payments on securitized debt                                        (11,504)          (11,504)
   Costs associated with common stock offerings                           (129)             (216)
   Dividends paid                                                       (9,814)          (10,756)
                                                             ------------------ -----------------
          Net cash (used in) provided by financing activities          (35,989)        1,131,932
                                                             ------------------ -----------------
Net (decrease) increase in cash and cash equivalents                   (41,480)           43,863
Cash and cash equivalents at beginning of period                        91,369             6,026
                                                             ------------------ -----------------
Cash and cash equivalents at end of period                    $         49,889   $        49,889
                                                             ================== =================

Supplemental disclosure of cash flow information
   Interest paid                                              $         19,714   $        30,944
                                                             ================== =================
   Taxes paid                                                 $              -   $            45
                                                             ================== =================

Non cash investing activities
   Receivable for investments sold                            $       (113,581)  $             -
                                                             ================== =================
   Payable for investments purchased                          $        146,824   $       146,824
                                                             ================== =================
   Net change in unrealized loss on available for sale
    securities                                                $        (59,695)  $      (104,980)
                                                             ================== =================

Non cash financing activities
   Dividends declared, not yet paid                           $          6,044   $         6,044
                                                             ================== =================

See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2008
--------------------------------------------------------------------------------
                  (dollars in thousands, except per share data)
                                   (unaudited)


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

A summary of the Company's significant accounting policies follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, or GAAP. The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Comparative information for the quarter and six months ended June 30, 2007 is not provided because the Company did not commence operations until November 21, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market funds.

Restricted Cash

Restricted cash includes cash held by counterparties as collateral for repurchase agreements and interest rate swaps.

Reverse Repurchase Agreements

The Company may invest its daily available cash balances in reverse repurchase agreements to provide additional yield on its assets. These investments will typically be recorded as short term investments, will mature daily, and are referred to as reverse repurchase agreements in the statement of financial condition. Reverse repurchase agreements are recorded at cost and are collateralized by residential mortgage-backed securities, or RMBS.

Residential Mortgage-Backed Securities

The Company invests in RMBS representing interests in obligations backed by pools of mortgage loans and carries those securities at fair value estimated using a pricing model. Management will review the fair values generated to determine that prices are reflective of the current market. Management performs a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by FIDAC, then the asset will be valued at its fair value as determined in good faith by FIDAC. In the current market, it may be difficult or impossible to obtain third party pricing on the investments the Company purchases. In addition, validating third party pricing for the Company's investments may be more subjective as fewer participants may be willing to provide this service to the Company. Moreover, the current market is more illiquid than in recent history for some of the investments the Company purchases. Illiquid investments typically experience greater price volatility as a ready market does not exist. As volatility increases or liquidity decreases, the Company may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy. Please see Note 5 for a discussion of fair value measurement.

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

Loans Held for Investment and Securitized Loans Held for Investment

The Company's securitized and un-securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans. The Company purchases pools of residential mortgage loans through a select group of originators. Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses. Loans are evaluated for possible credit losses. The Company has created an unallocated provision for loan losses estimated as a percentage of the remaining principal on the loans. Management's estimate is based on historical experience of similarly underwritten loan pools. There were no losses specifically allocated to loans as of June 30, 2008. Residential loan securitizations that are presented as securitized loans and securitized debt are reflected in the consolidated statements of financial position, and are accounted for as a financing pursuant to SFAS 140.

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

When it is probable that contractually due specific amounts are deemed uncollectible, the loan is considered impaired. Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral, reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses.

Securitized Debt

The Company has issued securitized debt to finance a portion of its residential mortgage loan portfolio. The securitized debt is collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and bear interest and principal payments to the debt holders. The Company's securitized debt is accounted for as borrowings and recorded as a liability on the consolidated statement of financial condition.

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

Interest Income

Interest income on available-for-sale securities and loans held for investment is recognized over the life of the investment using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, for securities of high credit quality and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for all other securities. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Derivative Financial Instruments/Hedging Activity

The Company economically hedges interest rate risk through the use of derivative financial instruments, currently limited to interest rate swaps. The Company accounts for these interest rate swaps as free-standing derivatives. Accordingly, they are carried at fair value with realized and unrealized gains and losses recognized in earnings.

Income Taxes

The Company intends to qualify to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company upon inception and its effect was not material.

Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The Company had no potentially dilutive securities outstanding during the periods presented.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation, which establishes accounting and disclosure requirements using fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options is recognized over the vesting period of such grants based on the estimated fair value on the grant date.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was adopted by the Company on January 1, 2008. SFAS 157 did not significantly impact the manner in which management estimates fair value, but it required additional disclosures, which are included in Note 5.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3. FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets is readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for the Company on January 1, 2009. The Company is currently evaluating FSP FAS 140-3 but does not expect its application to have a significant impact on its financial reporting.

In March 2008, the FASB issued SFAS No. 161, or SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. The Company expects that adoption of SFAS 161 will increase footnote disclosure to comply with the disclosure requirements for financial statements issued after January 1, 2009.

2.  Mortgage-Backed Securities

The following table represents the Company's available for sale RMBS portfolio as of June 30, 2008 and December 31, 2007, at fair value.

                                            June 30,       December 31,
                                              2008            2007
-----------------------------------------------------------------------
                                             (dollars in thousands)
Mortgage-Backed securities, at amortized
 cost                                     $   1,221,567  $   1,114,137
Gross unrealized gain                                 -         10,675
Gross unrealized loss                          (104,981)          (522)
                                         ------------------------------
Fair value                                $   1,116,586  $   1,124,290
                                         ==============================

The following table presents the gross unrealized losses, and estimated fair value of the Company's Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2008 and December 31, 2007.

                                            Unrealized Loss Position
                                                       For:
--------------------------------------------------------------------------------------------------
                     Less than 12 Months        12 Months or More                Total
--------------------------------------------------------------------------------------------------
                   Estimated   Unrealized    Estimated   Unrealized  Estimated Fair  Unrealized
                   Fair Value     Losses     Fair Value     Losses        Value         Losses
--------------------------------------------------------------------------------------------------
                                               (dollars in thousands)
June 30, 2008       $1,116,586    ($104,981)           -            -    $1,116,586     ($104,981)
December 31, 2007   $1,124,290        ($522)           -            -    $1,124,290         ($522)


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

The following table summarizes the Company's RMBS at June 30, 2008 and December 31, 2007 according to their estimated weighted-average life classifications:

                                                              June 30, 2008
                                                        (dollars in thousands)
                                                                              Weighted Average
Weighted Average Life                     Fair Value       Amortized Cost           Coupon
-------------------------------------------------------------------------------------------------
Less than one year                                     -                    -          -
Greater than one year and less than
 five years                            $       1,071,852 $          1,171,742       6.30%
Greater than five years                           44,734               49,825       5.72%
                                      -----------------------------------------------------------
Total                                  $       1,116,586 $          1,221,567       6.27%
                                      ===========================================================


                                                          December 31, 2007
                                                        (dollars in thousands)
                                                                             Weighted Average
Weighted Average Life                     Fair Value      Amortized Cost           Coupon
-------------------------------------------------------------------------------------------------
Less than one year                     $          45,868 $           46,102         6.31%
Greater than one year and less than
 five years                                    1,078,422          1,068,035         6.32%
Greater than five years                                -                  -            -
                                      -----------------------------------------------------------
Total                                  $       1,124,290 $        1,114,137         6.32%
                                      ===========================================================

The weighted-average lives of the mortgage-backed securities in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

During the quarter ended June 30, 2008 and the period ended December 31, 2007 the Company did not sell any RMBS.

3.  Loans Held for Investment

The following table represents the Company's residential mortgage loans classified as held for investment at June 30, 2008 and December 31, 2007. At June 30, 2008 approximately 4.6% of the Company's investments are adjustable rate mortgage loans and 3.0% are fixed rate mortgage loans. All of the adjustable rate loans held for investment are hybrid ARMs. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps. The loans held for investment are carried at their principal balance outstanding less an allowance for loan losses:


                                        June 30, 2008  December 31, 2007
------------------------------------------------------------------------
                                            (dollars in thousands)
Mortgage loans, at principal balance   $      150,629   $      162,452
Less: allowance for loan losses                  (546)             (81)
                                      ----------------------------------
Mortgage loans held for investment     $      150,083   $      162,371
                                      ==================================


The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the six months ended June 30, 2008:

                         June 30, 2008
-----------------------------------------
         (dollars in thousands)
Balance, beginning of
 period                    $           81
Provision for loan losses             465
Charge-offs                             -
                         ----------------
Balance, end of period     $          546
                         ================

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. As of June 30, 2008, the Company recorded an allowance for loan losses of $546 thousand representing 36 basis points of the Company's mortgage loan portfolio. As of December 31, 2007, the Company recorded an allowance for loan losses of $81 thousand representing 5 basis points of the Company's mortgage loan portfolio. At June 30, 2008, there were no loans 60 days or more past due and all loans were accruing interest.

The geographic distribution of the Company's loans held for investment at June 30, 2008 was as follows:

                              (dollars in thousands)
--------------------------------------------------------------------------------
               State                  Number of Loans   Unpaid Principal Balance
--------------------------------------------------------------------------------
                 CA                          50           $     35,854
                 IL                          23                 14,947
                 NJ                          18                 11,642
                 SC                          8                   6,968
                 NY                          10                  6,741
                 MA                          7                   5,503
                 AZ                          8                   5,320
                 MN                          8                   5,250
                 WA                          7                   4,903
                 FL                          7                   4,770
                 NH                          7                   4,654
                 NV                          4                   4,327
                 CO                          5                   3,951
                 GA                          6                   3,914
                 VA                          5                   3,843
                 NC                          5                   3,440
                 MD                          5                   3,384
                 MO                          5                   3,380
                 TX                          5                   2,938
                 PA                          4                   2,695
                 CT                          4                   2,550
                 UT                          3                   2,374
Other states, individually
less than 1% of
aggregate current
balance                                      12                  8,981
Unamortized premium/discount                                    (1,700)
Allowance for loan losses                                         (546)
                                                        ------------------------
Total                                                     $    150,083
                                                        ========================


The Company did not sell any mortgage loans during the quarter or six months ended June 30, 2008.

4.  Securitized Loans Held for Investment

The following table represents the Company's securitized residential mortgage loans classified as held for investment at June 30, 2008. The Company did not hold any securitized loans at December 31, 2007. At June 30, 2008 approximately 16.8% of the Company's securitized loans are adjustable rate mortgage loans and 13.7% are fixed rate mortgage loans. All of the adjustable rate loans held for investment are hybrid ARMs. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps. The loans held for investment are carried at their principal balance outstanding less an allowance for loan losses:


                                             June 30, 2008
---------------------------------------------------------------
                                         (dollars in thousands)
Securitized mortgage loans, at principal
 balance                                   $           614,278
Less: allowance for loan losses                           (698)
                                         ----------------------
Securitized mortgage loans held for
 investment                                $           613,580
                                         ======================

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the six months ended June 30, 2008:


                         June 30, 2008
----------------------------------------
                          (dollars in
                            thousands)
Balance, beginning of
 period                   $            -
Provision for loan losses            698
Charge-offs                            -
                         ---------------
Balance, end of period    $          698
                         ===============


On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. At quarter end, the Company recorded an allowance for loan losses of $698 thousand for the quarter ended June 30, 2008, representing 12 basis points of the principal balance of the Company's securitized mortgage loan portfolio. At June 30, 2008, there were no loans 60 days or more past due and all loans were accruing interest.

During the quarter ended June 30, 2008, the Company transferred $619.7 million of its residential mortgage loans held for investment to the PHHMC 2008-CIM1 Trust in a securitization transaction. In this transaction, the Company sold $536.9 million of AAA-rated fixed and floating rate bonds to third party investors and retained $46.3 million of AAA-rated mezzanine bonds and $36.5 million in subordinated bonds which provide credit support to the certificates issued to third parties. The certificates issued by the trust are collateralized by loans held for investment that have been transferred to the PHHMC 2008-CIM1 Trust. The Company incurred approximately $1.3 million in issuance costs that were deducted from the proceeds of the transaction and are being amortized over the life of the bonds. This transaction was accounted for as a financing pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

5.  Fair Value Measurements

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

Mortgage-Backed Securities and interest rate swaps are valued using a pricing model. The MBS pricing model incorporates such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps, and credit enhancement. Interest rate swaps are modeled by incorporating such factors as the Treasury curve, LIBOR rates, and the receive rate on the interest rate swaps. Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on each investment to validate reasonableness of the valuations indicated by the pricing model. The dealer quotes will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at June 30, 2008 as follows:

                                         Level 1       Level 2       Level 3
                                                (dollars in thousands)
--------------------------------------------------------------------------------
Assets:
  Mortgage-Backed Securities           $           - $   1,116,586 $           -

Liabilities:
  Interest Rate Swaps                  $           - $      10,065 $           -

6.  Repurchase Agreements

(A)  Mortgage-Backed Securities

The Company had outstanding $909.1 million and $270.6 million of repurchase agreements with weighted average borrowing rates of 4.85% and 5.02% and weighted average remaining maturities of 23 and 22 days as of June 30, 2008 and December 31, 2007 respectively. At June 30, 2008, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $961.4 million, carrying value of $911.7 million, including accrued interest, and cash totaling $29.5 million. At December 31, 2007, RMBS pledged as collateral had an estimated fair value of $271.7 million. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly.

At June 30, 2008 and December 31, 2007, the repurchase agreements collateralized by RMBS had the following remaining maturities:


                               June 30, 2008      December 31, 2007
                             ---------------------------------------
                                     (dollars in thousands)
Within 30 days                $         539,603   $          270,584
30 to 59 days                           344,972                    -
60 to 89 days                                 -                    -
90 to 119 days                           24,514                    -
Greater than or equal to 120
 days                                         -                    -
                             ---------------------------------------
Total                         $         909,089   $          270,584
                             =======================================

At June 30, 2008 and December 31, 2007, the Company did not have an amount at risk greater than 10% of equity with any counterparty.

(B) Loans Held for Investment

The Company has entered into two master repurchase agreements pursuant to which it finances mortgage loans. One agreement is a $500 million lending facility of which $200 million is on an uncommitted basis. This agreement terminates January 16, 2009. The second agreement is a $350 million committed lending facility. This agreement terminates January 29, 2010. As of June 30, 2008 and December 31, 2007, the Company did not have any amounts borrowed against these facilities. On July 29, 2008, the Company terminated both lending facilities.

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

7.  Securitized Debt

All of the Company's securitized debt is collateralized by residential mortgage loans. For financial reporting purposes, the Company's securitized debt is accounted for as a financing pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Thus, the residential mortgage loans held as collateral are recorded in the assets of the Company as securitized loans and the securitized debt is recorded as a liability in the statement of financial condition.

At June 30, 2008, the securitized debt of the Company was collateralized by residential mortgage loans and has a principal balance of $504.4 million. The debt matures between the years 2023 and 2038. At June 30, 2008 the debt carried a weighted average cost of financing equal to 5.96%. At December 31, 2007 the Company had no securitized debt.


8.  Interest Rate Swaps

In connection with the Company's interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of June 30, 2008, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The Company's swaps are used to lock-in a fixed rate relative to a portion of its current and anticipated future 30-day term repurchase agreements. The Company accounts for interest rate swaps as freestanding derivatives with changes in fair value recorded in earnings.

The table below represents the Company's swaps outstanding:

                                                                      Net Estimated Fair
                                    Weighted AverageWeighted Average    Value/Carrying
                   Notional Amount      Pay Rate       Receive Rate          Value
-----------------------------------------------------------------------------------------
                                          (dollars in thousands)
June 30 ,2008      $       1,008,914           4.10%             2.48%          ($10,065)
December 31, 2007  $       1,235,000           4.04%             4.94%           ($4,156)
9.  Common Stock

During the quarter ended June 30, 2008, the Company declared dividends to common shareholders totaling $6.0 million or $0.16 per share, which were paid on July 31, 2008.

10.  Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors, employees of FIDAC and its affiliates, to stimulate their efforts towards the Company's continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers. The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of its common stock, or 3,119,988 shares, up to a ceiling of 40,000,000 shares.

As of June 30, 2008, the Company has granted restricted stock awards in the amount of 1,301,000 shares to FIDAC's employees and the Company's independent directors. Of these shares, 32,300 shares vested and 4,768 shares were forfeited or cancelled during the quarter ended June 30, 2008. The awards to the independent directors vested on the date of grant, and the awards to FIDAC's employees vest quarterly over a period of 10 years.

At June 30, 2008 there are approximately 1.2 million unvested shares of restricted stock issued to employees of FIDAC. For the three months ended June 30, 2008, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $337 thousand.

11.  Income Taxes

As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income. During the quarter ended June 30, 2008, the Company recorded no income tax expense related to state and federal tax liabilities on undistributed income for an effective tax rate of 0%.

12.  Credit Risk and Interest Rate Risk

The Company's primary components of market risk are credit risk and interest rate risk. The Company is subject to credit risk in connection with its investments in residential mortgage loans and credit sensitive mortgage-backed securities. When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities. The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate and adjustable-rate mortgage backed securities, residential mortgage loans and repurchase agreements. When the Company assumes interest rate risk, it minimizes credit risk through asset selection. The Company's strategy is to purchase loans underwritten to agreed-upon specifications of selected originators in an effort to mitigate credit risk. The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, moderate loan size and moderate loan to value ratio. These factors are considered to be important indicators of credit risk.

13.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with automatic one-year extension options and subject to certain termination rights. The Company pays FIDAC a quarterly management fee equal to 1.75% per annum of the gross Stockholders' Equity (as defined in the management agreement) of the Company. FIDAC is also entitled to a quarterly incentive fee equal to 20% of the dollar amount by which Core Earnings (as defined in the management agreement) on a rolling four-quarter basis and before the incentive management fee, exceeds the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of shares of common stock outstanding in such quarter and (2) 0.50% plus one-fourth of the average of the one month LIBOR rate for such quarter and the previous three quarters. For the initial four quarters following the Company's initial public offering, Core Earnings and the LIBOR rate will be calculated on the basis of each of the previously completed quarters on an annualized basis. Core Earnings and LIBOR rate for the initial quarter will each be calculated from the settlement date of the offering on an annualized basis. At June 30, 2008 quarterly management fees in the amount of $2.2 million were accrued and payable to FIDAC. At December 31, 2007 quarterly management fees in the amount of $1.2 million were accrued and payable to FIDAC.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement. In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC incurred in the operation of the Company. These expenses are allocated between FIDAC and the Company based on the ratio of the Company's proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end. FIDAC and the Company will modify this allocation methodology, subject to the Company's board of directors' approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC's other funds and accounts). For the quarter ending June 30, 2008, FIDAC has waived its right to request reimbursement from the Company for these expenses. The Company was required to reimburse FIDAC for all costs FIDAC paid on behalf of the Company incurred in connection with the formation, organization and initial public offering of the Company, which amounted to $697,947.

During the quarter ended June 30, 2008, 32,300 shares of restricted stock issued by the Company to FIDAC's employees vested, as discussed in Note 10.

In March 2008, the Company entered into a RMBS repurchase agreement and a receivables sales agreement with Annaly. These agreements contain customary representations, warranties and covenants. As of June 30, 2008, the Company was financing $50 million under this agreement. As of August 6, 2008, the Company had $606 million outstanding under this agreement, which constitutes 48% of its financing.

14.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2008.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
     OF OPERATIONS
     -------------

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

Executive Summary

      We are a specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. We are externally managed by FIDAC. We intend to elect and qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2007. Our targeted asset classes and the principal investments we expect to make in each are as follows:

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

o     Asset Backed Securities, or ABS, consisting of:

     o    Debt and equity tranches of CDOs

     o    CMBS

     o Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

      We completed our initial public offering on November 21, 2007. In that offering and in a concurrent private offering we raised net proceeds before offering expenses of approximately $533.6 million. We have commenced investing these proceeds, and as of June 30, 2008, had a portfolio of RMBS and whole mortgage loans of approximately $1.9 billion.

      Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by investing in a broad class of financial assets to construct an investment portfolio that is designed to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status. We expect that over the near term our investment portfolio will continue to be weighted toward non-Agency RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption, which may, depending on the composition of our investment portfolio, require us to purchase Agency RMBS or other qualifying assets. Over time we expect that our investment portfolio will become more weighted toward residential mortgage loans.

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

Recent Developments

      We commenced operations in November 2007 in the midst of challenging market conditions which affected the cost and availability of financing from the facilities with which we expected to finance our investments. These instruments included repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper (ABCP) and term CDOs. The liquidity crisis which commenced in August 2007 affected each of these sources--and their individual providers--to different degrees; some sources generally became unavailable, some available but at a high cost, and some were largely unaffected. For example, in the repurchase agreement market, non-Agency RMBS became harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings were also impacted. At that time, warehouse facilities to finance whole loan prime residential mortgages were generally available from major banks, but at significantly higher cost and had greater margin requirements than previously offered. It was also extremely difficult to term finance whole loans through securitization or bonds issued by a CDO structure. Financing using ABCP froze as issuers became unable to place (or roll) their securities, which resulted, in some instances, in forced sales of mortgage-backed securities, or MBS, and other securities which further negatively impacted the market value of these assets.

      Although the credit markets had been undergoing much turbulence, as we started ramping up our portfolio, we noted a slight easing. We entered into a number of repurchase agreements we could use to finance RMBS. In January 2008, we entered into two whole mortgage loan repurchase agreements. As we began to see the availability of financing, we were also seeing better underwriting standards used to originate new mortgages. We commenced buying and financing RMBS and also entered into agreements to purchase whole mortgage loans. We purchased high credit quality assets which we believed we would be readily able to finance.

      Beginning mid-February 2008, credit markets experienced a dramatic and sudden adverse change. The severity of the limitation on liquidity was largely unanticipated by the markets. Credit once again froze, and in the mortgage market, valuations of non-Agency RMBS and whole mortgage loans came under severe pressure. This credit crisis began in early February 2008, when a heavily leveraged investor announced that it had to de-lever and liquidate a portfolio of approximately $30 billion of non-Agency RMBS. Prices of these types of securities dropped dramatically, and lenders started lowering the prices on non-Agency RMBS that they held as collateral to secure the loans they had extended. The subsequent failure of a major investment bank worsened the crisis. During the past six months, due to the deterioration in the market value of our assets, we received margin calls under our repurchase agreements, amended liquidity and net income covenants in our warehouse facilities, obtained additional funding from third parties, including from Annaly, and took other steps to increase our liquidity.

      The challenges of the first quarter have continued into and subsequent to the second quarter, as financing difficulties have severely pressured liquidity and asset values. Securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. This dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, we have continued to seek funding from Annaly. Under these circumstances, we expect to take actions intended to protect our liquidity, which may include reducing borrowings and disposing of assets.

      During this period of market dislocation, fiscal and monetary policymakers have established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that will address the challenges of mortgage borrowers and lenders. This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems, as well as create a stronger regulator for, and provide economic support to, Fannie Mae and Freddie Mac, institutions that are critical to the liquidity and stability of the mortgage market. Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under very difficult market conditions.

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

      Rising Interest Rate Environment. As indicated above, as interest rates rise, prepayment speeds generally decrease, increasing our interest income. Rising interest rates, however, increase our financing costs which may result in a net negative impact on our net interest income. In addition, if we acquire Agency and non-Agency RMBS collateralized by monthly reset adjustable-rate mortgages, or ARMs, and three- and five-year hybrid ARMs, such interest rate increases could result in decreases in our net investment income, as there could be a timing mismatch between the interest rate reset dates on our RMBS portfolio and the financing costs of these investments. Monthly reset ARMs are ARMs on which coupon rates reset monthly based on indices such as the one-month London Interbank Offering Rate, or LIBOR. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps.

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

      Credit Risk. One of our strategic focuses is acquiring assets which we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low. We retain the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio. Additionally, some of our investments in RMBS may be qualifying interests for purposes of maintaining our exemption from the 1940 Act because we retain a 100% ownership interest in the underlying loans. If we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. Prior to the purchase of these securities, we conduct a due diligence process that allows us to remove loans that do not meet our credit standards based on loan-to-value ratios, borrowers' credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk.

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

      Current Environment. While the current situation in the sub-prime mortgage sector may provide us opportunities, the current weakness in the broader mortgage market could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or require us to post additional collateral. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time. We expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper and term CDOs. Current market conditions have affected the cost and availability of financing from each of these sources and their individual providers to different degrees; some sources generally are unavailable, some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing. Non-Agency RMBS have been harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings have been negatively impacted.

      Currently, warehouse facilities to finance whole loan prime residential mortgages are generally available from major banks, but at significantly higher cost and have greater margin requirements than previously offered. Many major banks that offer warehouse facilities have also reduced the amount of capital available to new entrants and consequently the size of those facilities offered now are smaller than those previously available. We decided to terminate our two whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements.

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

      If one or more major market participants fails or otherwise experiences a major liquidity crisis, as was the case for Bear Stearns & Co. in March 2008, it could negatively impact the marketability of all fixed income securities and this could negatively impact the value of the securities we acquire, thus reducing our net book value. Furthermore, if many of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our securities or residential mortgage loans at an inopportune time when prices are depressed. For example, for the quarter ended March 31, 2008, we sold assets with a carrying value of $369.9 million for an aggregate loss of $31.2 million. We did not sell any assets during the quarter ended June 30, 2008.

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

Critical Accounting Policies

      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based will be reasonable at the time made and based upon information available to us at that time. At each quarter end, we calculate estimated fair value using a pricing model. We validate our pricing model by obtaining independent pricing on all of our assets and performing a verification of those sources to our own internal estimate of fair value. We have identified what we believe will be our most critical accounting policies to be the following:

Valuation of Investments

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

      Mortgage-Backed Securities and interest rate swaps are valued using a pricing model. The MBS pricing model incorporates such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps, and credit enhancement. Interest rate swaps are modeled by incorporating such factors as the Treasury curve, LIBOR rates, and the receive rate on the interest rate swaps. Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on each investment to validate the reasonableness of the valuations indicated by the pricing models. The dealer quotes will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security.

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

      We define the fair value of our RMBS using "Level 2" methodology as described above.

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

      Investment Consolidation

      For each investment we make, we will evaluate the underlying entity that issued the securities we will acquire or to which we will make a loan to determine the appropriate accounting. In performing our analysis, we refer to guidance in Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. In variable interest entities, or VIEs, an entity is subject to consolidation under FIN 46R if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, its expected returns, or both. This determination can sometimes involve complex and subjective analyses.

      Interest Income Recognition

      Interest income on available-for-sale securities and loans held for investment is recognized over the life of the investment using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, for securities of high credit quality and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for all other securities. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

  We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders' equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. We have elected not to qualify for hedge accounting treatment. As a result, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

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

      Derivatives will be used for economic hedging purposes rather than speculation. We will rely on quotations from third parties to determine fair values. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

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

      In the future, we may create subsidiaries and treat them as taxable REIT subsidiaries, or TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income taxes.

      While our TRS will generate net income, our TRS can declare dividends to us which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity.

Financial Condition

      At June 30, 2008, our portfolio consisted of $1.1 billion of RMBS and of approximately $150.0 million of whole mortgage loans.

The following table summarizes certain characteristics of our portfolio at June 30, 2008 and December 31, 2007.

                                                                June 30,     December 31,
                                                                  2008            2007
--------------------------------------------------------------------------------------------

Leverage at period-end                                                3.6:1           0.5:1
Residential mortgage-backed securities as a % of portfolio             61.8%           87.5%
Residential mortgage loans as a % of portfolio                          7.7%           12.5%
Loans collateralizing secured debt as a % of portfolio                 30.5%              -
Fixed-rate investments as % of portfolio                               20.0%           14.4%
Adjustable-rate investments as % of portfolio                          80.0%           85.6%
Fixed-rate investments
    Residential mortgage-backed securities as a % of fixed-
     rate assets                                                       16.0%           39.5%
    Residential mortgage loans as a % of fixed-rate assets             15.2%           60.5%
    Loans collateralizing secured debt as a % of fixed-rate
     assets                                                            68.8%              -
Adjustable-rate investments
    Residential mortgage-backed securities as a % of
     adjustable-rate assets                                            73.2%           95.5%
    Residential mortgage loans as a % of adjustable-rate
     assets                                                             5.8%            4.5%

    Loans collateralizing secured debt as a % of adjustable-
     rate assets                                                       21.0%              -
Annualized yield on average earning assets during the period           6.18%           7.02%
Annualized cost of funds on average repurchase agreements
 balance during the period                                             5.53%           5.08%
Annualized interest rate spread during the period                      0.65%           1.94%
Weighted average yield on assets at period-end                         6.18%           6.62%
Weighted average cost of funds at period-end                           5.35%           5.02%
 Residential Mortgage-Backed Securities

The table below summarizes our RMBS investments at June 30, 2008 and December 31, 2007:

                                  June 30,     December 31, 2007
                                    2008
                                    (dollars in thousands)
----------------------------------------------------------------
Amortized cost                 $     1,221,567  $     1,114,137
Unrealized gains                             -           10,675
Unrealized losses                     (104,981)            (522)
                              ----------------------------------
Fair value                     $     1,116,586  $     1,124,290
                              ==================================

      As of June 30, 2008, the RMBS in our portfolio were purchased at a net discount to their par value. Our RMBS had a weighted average amortized cost of 99.4% and 98.8% at June 30, 2008 and December 31, 2007, respectively.

      The following tables summarize certain characteristics of our RMBS portfolio at June 30, 2008 and December 31, 2007.

                                            Weighted Averages
                    Estimated Value                          Constant
                      (dollars in               Yield to     Prepayment
                     thousands) (1)   Coupon     Maturity      Rate(2)
-------------------------------------------------------------------------

June 30, 2008        $    1,116,586       6.27%       6.53%           13%
December 31, 2007    $    1,124,290       6.32%       6.87%           10%

(1)  All assets listed in this chart are carried at their fair value.
(2) Represents the estimated percentage of principal that will be prepaid over the next three months based on historical principal paydowns.

      All of our RMBS investments June 30, 2008 and December 31, 2007 carried actual or implied AAA credit ratings.

      Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 40 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of June 30, 2008, the average final contractual maturity of the RMBS portfolio is 31 years, and as of December 31, 2007, it was 29 years. The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models. Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

      The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over a period of time. We calculate average CPR on a quarterly basis based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we expect may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR.

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

      The following table summarizes our RMBS according to their estimated weighted average life classifications as of June 30, 2008 and December 31, 2007:


                                                Fair Value
                                          June 30,   December 31,
                                            2008          2007
                                          (dollars in thousands)
                                       ----------------------------
Less than one year                                  - $      45,868
Greater than one year and less than
 five years                             $   1,071,852     1,078,422
Greater than or equal to five years            44,734             -
                                       ----------------------------
Total                                   $   1,116,586 $   1,124,290
                                       ============================

Mortgage Loan Portfolio Characteristics

      The following tables present certain characteristics of our mortgage loan portfolio as of June 30, 2008.

                             (dollars in thousands)
----------------------------------------------------
Original loan balance                 $     153,966
Unpaid principal balance              $     152,315
Weighted average coupon rate on loans          5.77%
Weighted average original term
 (years)                                       28.9
Weighted average remaining term
 (years)                                       28.7


                      Remaining Balance
Geographic Distribution   (dollars in
      Top 5 States         thousands)    % of Loan Portfolio  Loan Count
--------------------------------------------------------------------------
CA                      $          35,854              23.54%           50
IL                                 14,947               9.81%           23
NJ                                 11,642               7.64%           18
SC                                  6,968               4.57%            8
NY                                  6,741               4.43%           10
                       ---------------------------------------------------
Total                   $          76,152              49.99%          109
                       ===================================================


                  Remaining
                   Balance
                 (dollars in  % of Loan                                               % of Loan
Occupancy Status  thousands)   Portfolio Loan Count              Loan Purpose          Portfolio
----------------------------------------------------       ---------------------------------------
  Owner occupied     $137,546      90.30%        196       Purchase                          50.5%
  Second home          14,330       9.41%         19       Cash out refinance                18.1%
  Investor                439        .29%          1       Rate and term refinance           31.4%
                ------------------------------------                                --------------
Total                $152,315     100.00%        216                                        100.0%
                ====================================                                ==============

                              % of Loan
Documentation Type             Portfolio                         ARM Loan Type      % of ARM Loans
-----------------------------------------                  ---------------------------------------
  Full/alternative                 77.13%                    Traditional ARM loans               -
  Stated income/no ratio           22.87%                    Hybrid ARM loans              100.00%
                             ------------                                           --------------
Total                             100.00%                  Total                           100.00%
                             ============                                           ==============


                        Dollars in                                                % of Loan
Unpaid Principal Balance   Thousands                 FICO Score                     Portfolio
--------------------------------------               -------------------------------------------
  $417,000 or less       $         394                 740 and above                      59.50%
  $417,001 to $650,000          66,399                 700 to 739                         25.35%
  $650,001 to $1,000,000        66,471                 660 to 699                         13.30%
  $1,000,001 to                                        620 to 659
   $2,000,000                   19,051                                                      .33%
  $2,000,001 to                                        Below 620 or not available
   $3,000,000                        -                                                     1.52%
                                                                                   -------------
  Over $3,000,001                    -               Total                               100.00%
                        --------------                                             =============
Total                    $     152,315
                        ==============
                                                     Weighted Average FICO Score         748.97

Original Loan to Value   Dollars in                                                % of Loan
          Ratio            Thousands                 Property Type                  Portfolio
--------------------------------------               -------------------------------------------
80.01% and above         $      24,881                Single-family                       62.79%
70.01% to 80.00%                79,330                Planned urban development           27.97%
60.01% to 70.00%                16,794                Condominium                          4.18%
60.00% or less                  31,310                Other residential                    5.06%
                        --------------                                             -------------
Total                    $     152,315               Total                               100.00%
                        ==============                                             =============

Weighted Average
 Original Loan to Value
 Ratio                           72.30


Periodic Cap on Hybrid ARM Loans   % of ARM Loans
--------------------------------------------------
3.00% or less                              100.00%
3.01% to 4.00%                                 --
4.01% to 5.00%                                 --
                                   ---------------
Total                                      100.00%
                                   ===============
Weighted Average
Original Loan to
Value Ratio                 72.30


      We purchase our mortgage loans on a servicing retained basis. As a result, we do not service any loans, or receive any servicing income.

Results of Operations for the Quarter and Six Months Ended June 30, 2008 (No Comparable Information for 2007)

      Net Income/Loss Summary

      Our net income for the quarter ended June 30, 2008 was $33.9 million, or $0.87 per average share. Our income for this quarter consisted primarily of interest income and unrealized gains on interest rate swaps.

      For the six months ended, June 30, 2008, our net loss was $21.0 million, or ($0.54) per average share. We attribute the net loss for the six months ended June 30, 2008 primarily to unrealized losses on our interest rate swaps due to fair value adjustments and realized losses on sales of investments.

      The table below presents the net income/loss summary for the quarter and six months ended June 30, 2008:

      Net Income/Loss Summary
                     (dollars in thousands, except for per share data)
                     -------------------------------------------------


                                                            For the        For the Six
                                                          Quarter Ended    Months Ended
                                                          June 30, 2008    June 30, 2008
-----------------------------------------------------------------------------------------

Interest income                                         $       29,951   $        58,145
Interest expense                                                20,025            34,047
                                                       ---------------- -----------------
Net interest income                                              9,926            24,098
                                                       ---------------- -----------------

Unrealized gains (losses) on interest rate swaps                25,584            (5,909)
Realized gains (losses) on sales of investments                  1,644           (31,175)
Realized gain on terminations of interest rate swaps               123               123
                                                       ---------------- -----------------

Net investment income (loss)                                    37,277           (12,863)
                                                       ---------------- -----------------

Expenses
  Management fee                                                 2,228             4,455
  General and administrative expenses                            1,152             3,718
                                                       ---------------- -----------------
     Total expenses                                              3,380             8,173
                                                       ---------------- -----------------

Gain (loss) before income taxes                                 33,897           (21,036)
Income taxes                                                         -                 3
                                                       ---------------- -----------------

Net income (loss)                                       $       33,897   $       (21,039)
                                                       ================ =================

Net income (loss) per share - basic and diluted         $         0.87   $         (0.54)
                                                       ================ =================

Weighted average number of shares outstanding - basic
 and diluted                                                38,999,850        38,995,096
                                                       ================ =================

Comprehensive Income (Loss):
Net income (loss)                                               33,897           (21,039)
                                                       ---------------- -----------------
Other comprehensive loss:
   Unrealized loss on available-for-sale securities
Other comprehensive income:                                    (58,051)         (136,155)
   Reclassification adjustment for realized (gains)
    losses included
   in net income                                                (1,644)           31,175
                                                       ---------------- -----------------
   Other comprehensive loss                                    (59,695)         (104,980)
                                                       ---------------- -----------------
Comprehensive loss                                      $      (25,798)  $      (126,019)
                                                       ================ =================


      Interest Income and Average Earning Asset Yield

      We had average earning assets of $1.9 billion for the quarter ended June 30, 2008. Our interest income was $30.0 million for the quarter ended June 30, 2008. The yield on our portfolio was 6.18% for the quarter ended June 30, 2008. We had average earning assets of $1.7 billion for the six months ending June 30, 2008. Our interest income for this six month period was $58.1 million. The yield on our portfolio was 6.38% for this six month period.

      Interest Expense and the Cost of Funds
      Our largest expense is the cost of borrowed funds. We had average borrowed funds of $1.5 billion and total interest expense of $20.0 million for the quarter ended June 30, 2008. Our average cost of funds was 5.53% for the quarter ended June 30, 2008. We had average borrowed funds of $1.4 billion and total interest expense of $34.0 million for the six months ending June 30, 2008. Our average cost of funds was 4.91% for the six months ending June 30, 2008. We attribute the increase in interest expense to the increase in our interest rate swap expense and an increase in weighted average rate we paid to finance our assets.

      The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended March 31, 2008 and June 30, 2008, and the period commencing November 21, 2007 (inception) and ending December 31, 2007.


                              Average Cost of Funds
               (Ratios have been annualized, dollars in thousands)

                                                                                                    Average
                                                                                                    One-Month Average    Average
                                                                                                      LIBOR    Cost of   Cost of
                                                                                                     Relative   Funds     Funds
                                                                                                       to      Relative Relative
                                                                                            Average  Average     to         to
                                                                       Average    Average     Six-     Six-    Average    Average
                                             Average       Interest     Cost of   One-Month  Month    Month   One-Month Six-Month
                                           Borrowed Funds    Expense     Funds      LIBOR    LIBOR    LIBOR     LIBOR      LIBOR
----------------------------------------- --------------- ------------ --------- ---------- ------- --------- --------- ----------
For the quarter ended June 30, 2008        $    1,449,567  $    20,025     5.53%      2.59%   2.93%   (0.34%)     2.94%    2.60%
----------------------------------------- --------------- ------------ --------- ---------- ------- --------- --------- ----------
For the quarter ended March 31, 2008       $    1,325,156  $    14,022     4.23%      3.31%   3.18%    0.13%      0.92%    1.05%
----------------------------------------- --------------- ------------ --------- ---------- ------- --------- --------- ----------
For the period ended December 31, 2007     $      270,584  $       415     5.08%      4.98%   4.84%    0.14%      0.10%    0.24%


      Net Interest Income
      Our net interest income, which equals interest income less interest expense, totaled $9.9 million for the quarter ended June 30, 2008. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.65% for the quarter ended June 30, 2008. Our net interest income totaled $24.1 million for the six months ended June 30, 2008. Our net interest spread for this six month period was 1.47%.

      The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended March 31, 2008 and June 30, 2008, and the period commencing November 21, 2007 and ending December 31, 2007.

                               Net Interest Income
               (Ratios have been annualized, dollars in thousands)

                                                         Yield on
                                                          Average                                                        Net
                                           Interest      Interest    Average Balance              Average      Net      Interest
                         Average Earning   Earned on      Earning     of Repurchase   Interest     Cost of    Interest   Rate
                           Assets Held       Assets        Assets       Agreements      Expense     Funds      Income    Spread
------------------------ --------------- ------------- ------------- ---------------- ---------- ----------- --------- ---------
For the Quarter Ended
June 30, 2008             $    1,917,969  $     29,630         6.18%  $     1,449,567  $  20,025       5.53%  $  9,926     0.65%
------------------------ --------------- ------------- ------------- ---------------- ---------- ----------- --------- ---------
For the Quarter Ended
March 31, 2008            $    1,555,896  $     25,790         6.63%  $     1,325,156  $  14,022       4.23%  $ 14,172     2.40%
------------------------ --------------- ------------- ------------- ---------------- ---------- ----------- --------- ---------
For the Period
Ended December 31,
2007                      $      399,736  $      3,492         7.02%  $       270,584  $     415       5.08%  $  3,077     1.94%

      Gains and Losses on Sales of Assets and Interest Rate Swaps
      For the quarter ended June 30, 2008, we did not sell assets. For the six months ended June 30, 2008, we sold assets with a carrying value of $369.9 million for an aggregate loss of $31.2 million.

      Management Fee and General and Administrative Expenses
      We paid FIDAC a base management fee of $2.2 million for the quarter ended June 30, 2008. We did not pay an incentive fee for the quarter ended June 30, 2008. We paid FIDAC a base management fee of $4.5 million for the six months ended June 30, 2008 and did not pay it an incentive fee for this six month period.

      General and administrative (or G&A) expenses were $1.2 million for the quarter ended June 30, 2008 and $3.7 million for the six months ended June 30, 2008.

      Total expenses as a percentage of average total assets were 0.70% for the quarter ended June 30, 2008 and were 0.89% for the six months ended June 30, 2008.

      Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

      The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended March 31, 2008 and June 30, 2008, and the period commencing November 21, 2007 and ending December 31, 2007.

          Management Fee and G&A Expenses and Operating Expense Ratios
               (Ratios have been annualized, dollars in thousands)

                                           Total      Total Management  Total Management
                                         Management      Fee and G&A       Fee and G&A
                                         Fee and G&A  Expenses/Average   Expenses/Average
                                           Expenses      Total Assets         Equity
-----------------------------------------------------------------------------------------
For the Quarter ended June 30, 2008      $      3,380              0.70%            3.35%
-----------------------------------------------------------------------------------------
For the Quarter ended March 31, 2008     $      4,792              1.10%            4.00%
-----------------------------------------------------------------------------------------
For the Period Commencing November 21,
 2007 and Ending December 31, 2007       $      1,822              1.55%            3.05%

      Net Income/Loss and Return on Average Equity
      Our net income (loss) was $33.9 million for the quarter ended June 30, 2008, and ($21.0) million for the six months ended June 30, 2008. We attribute the losses incurred during the six months ended June 30, 2008 to realized losses on sales of investments and unrealized losses on interest rate swaps. The table below shows our net interest income, gain (loss) on sale of assets, unrealized gains (loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2008, March 31, 2008, and the period commencing November 21, 2007 and ending December 31, 2007.

                     Components of Return on Average Equity
                          (Ratios have been annualized)

                                                                         Unrealized
                                                           Gain/(Loss)   Gain/(Loss)
                                                            on Sale of   on Interest
                                            Net Interest    Investments      Rate           Total          Income     Return on
                                            Income/Average   /Average    Swaps/Average  Expenses/Average  Tax/Average  Average
                                                Equity        Equity        Equity           Equity         Equity      Equity
------------------------------------------ --------------- ------------ -------------- ----------------- ------------ ----------
For the Quarter ended June 30, 2008                  9.84%       1.75%         25.36%            (3.35%)          -      33.60%
------------------------------------------ --------------- ------------ -------------- ----------------- ------------ ----------
For the Quarter ended March 31, 2008                11.83%     (27.40%)       (26.29%)           (4.00%)          -     (45.86%)
------------------------------------------ --------------- ------------ -------------- ----------------- ------------ ----------
For the Period Commencing November 21,
 2007
and Ending December 31, 2007                         5.16%          -          (6.97%)           (3.05%)      (0.01%)    (4.87%)

Liquidity and Capital Resources

      We held cash and cash equivalents of approximately $49.9 million at June 30, 2008.

      Our operating activities provided net cash of approximately $7.6 million for the quarter ended June 30, 2008. We generated net cash of approximately $15.6 million from operations for the six months ended June 30, 2008.

      Our investing activities used net cash of $13.1 million for the quarter ended June 30, 2008, and net cash of $1.1 billion for the six months ended June 30, 2008. We used this cash primarily for the purchase of investments.

      Our financing activities as of June 30, 2008 consisted of proceeds from repurchase agreements, as well as the debt obligations of a $619.7 million securitization we completed during the quarter. We expect to continue to borrow funds in the form of repurchase agreements as well as other types of financing. As of June 30, 2008 we had established repurchase agreements for RMBS with 14 counterparties, including Annaly. As of June 30, 2008, we had $50 million outstanding under our repurchase agreement with Annaly. As of August 6, 2008, we had $606 million outstanding under this agreement, which constitutes approximately 48% of our total financing. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions will differ for each of our lenders and will not be determined until we engage in a specific repurchase transaction. We had also established two repurchase agreements for whole mortgage loans as of June 30, 2008, which were terminated subsequent to the end of the quarter.

      We had outstanding $909.0 million in repurchase agreements collateralized by our RMBS with weighted average borrowing rates of 4.85% and weighted average remaining maturities of 23 days as of June 30, 2008. The RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $911.7 million at June 30, 2008. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly.

      At June 30, 2008 and March 31, 2008, the repurchase agreements for RMBS had the following remaining maturities:


                               June 30, 2008    March 31, 2008
                                   (dollars in thousands)
----------------------------------------------------------------
Within 30 days                $        539,603 $         598,168
30 to 59 days                          344,972           384,964
60 to 89 days                                -                 -
90 to 119 days                          24,514                 -
Greater than or equal to 120
 days                                        -            24,514
                             -----------------------------------
Total                         $        909,089 $       1,007,646
                             ===================================

      We had entered into two master repurchase agreements pursuant to which we financed mortgage loans. Subsequent to June 30, 2008, we terminated these agreements in order to avoid paying non-usage fees under those agreements. One agreement was a $500 million lending facility of which $200 million was on an uncommitted basis. The second agreement was a $350 million committed lending facility. As of June 30, 2008, we had no amounts borrowed against these facilities.

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

      Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Subject to our maintaining our qualification as a REIT, we expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitizations, commercial paper and term financing CDOs. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities, if any, and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

      We are not required by our investment guidelines to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. However, our repurchase agreements for whole loans require us to maintain certain debt-to-equity ratios. At June 30, 2008, our total debt was approximately $1.4 billion which represented a debt-to-equity ratio of approximately 3.6:1.


Stockholders' Equity

      During the quarter ended June 30, 2008, we declared dividends to common shareholders totaling $6.0 million, or $0.16 per share, all of which was paid on July 31, 2008.

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

Financing Arrangements with Annaly

      In March 2008, we entered into a RMBS repurchase agreement with Annaly. This agreement contains customary representations, warranties and covenants contained in such agreements. As of June 30, 2008, we had $50 million outstanding under the agreement with a weighted average borrowing rate of 3.96%. As of August 6, 2008, we had $606 million outstanding under this agreement, which constitutes approximately 48% of our total financing. At March 31, 2008, we had no obligation under this agreement.

Restricted Stock Grants

      During the quarter ended June 30, 2008, 32,300 shares of restricted stock we had awarded to our Manager's employees vested and 4,768 shares were forfeited or cancelled. We did not grant any incentive awards during the quarter ended June 30, 2008.

      At June 30, 2008 there are approximately $1.3 million unvested shares of restricted stock issued to employees of FIDAC. For the three months ended June 30, 2008, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $337 thousand.

Contractual Obligations and Commitments

      The following table summarizes our contractual obligations at June 30, 2008.

                                                   (dollars in thousands)
                               ---------------------------------------------------------------
                                                One to                Greater Than
                                  Within One     Three     Three to    or Equal to
Contractual Obligations              Year        Years     Five Years  Five Years      Total
----------------------------------------------------------------------------------------------
Repurchase agreements for RMBS    $  909,089  $        -  $        -  $        -   $  909,089
Securitized debt                      93,635     173,874     105,023     152,939      525,471
Interest expense on RMBS
repurchase agreements(1)                  19           -           -           -           19
Interest expense on securitized
 debt                                 31,333      51,501      30,765     227,994      341,593
                               ---------------------------------------------------------------
Total                             $1,034,076  $  225,375  $  135,788   $ 380,933   $1,776,172
                               ===============================================================

(1) Interest is based on rates in effect as of June 30, 2008.

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

Dividends

      To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our warehouse and repurchase facilities, we must first meet both our operating requirements and scheduled debt service on our warehouse lines and other debt payable.

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

      Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2008 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

    Change in Interest Rate     Projected Percentage    Projected Percentage
                                       Change in               Change in
                                 Net Interest Income       Portfolio Value
-------------------------------------------------------------------------------
-75 Basis Points                                (9.28%)                   1.16%
-50 Basis Points                                (6.34%)                   1.10%
-25 Basis Points                                (3.20%)                   1.02%
Base Interest Rate
+25 Basis Points                                 3.40%                    0.77%
+50 Basis Points                                 6.82%                    0.61%
+75 Basis Points                                10.24%                    0.42%


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

Extension Risk

       FIDAC computes the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when fixed-rate or hybrid adjustable-rate mortgage loans or RMBS are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related assets. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid adjustable-rate assets would remain fixed. This situation may also cause the market value of our hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market Risk

      Market Value Risk

      Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of securities in the portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

      Real Estate Market Risk

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

Risk Management

      To the extent consistent with maintaining our REIT status, we seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage our risk by:

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

      The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2008. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                    Within 3                   1 Year to 3  Greater than
                                       Months     3-12 Months       Years       3 Years       Total
--------------------------------------------------------------------------------------------------------
                                                          (dollars in thousands)
Rate sensitive assets               $          -  $    49,623   $   360,148   $ 1,578,257  $   1,988,028
Cash equivalents                          49,889            -             -             -         49,889
                                   ---------------------------------------------------------------------
Total rate sensitive assets         $     49,889  $    49,623   $   360,148   $ 1,578,257  $   2,037,917
                                   ---------------------------------------------------------------------

Rate sensitive liabilities, with
 the effect
of swaps                                 (19,684)     214,117       598,656       641,471      1,434,560
                                   ---------------------------------------------------------------------

Interest rate sensitivity gap       $     69,573  $  (164,494)  $  (238,508)  $   936,786  $     603,357
                                   =====================================================================

Cumulative rate sensitivity gap     $     69,573  $   (94,921)  $  (333,429)  $   603,357
                                   =======================================================

Cumulative interest rate
 sensitivity gap as
a percentage of total rate-
 sensitive
assets                                         3%          (5%)         (16%)          30%
                                   =======================================================

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

THE WEAKNESS IN THE MORTGAGE MARKET HAS CAUSED US TO EXPECT INCREASED MARKET LOSSES RELATED TO OUR HOLDINGS.

      The mortgage market, including the market for prime and Alt-A loans, has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The severity of the liquidity limitation was largely unanticipated by the markets. For now (and for the foreseeable future), access to mortgages has been substantially limited. While the limitation on financing was initially in the sub-prime mortgage market, the liquidity issues have now also affected prime and Alt-A non-Agency lending, with mortgage rates remaining much higher than previously available in recent periods and many product types being severely curtailed. This has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. The market deterioration has caused us to expect increased losses related to our holdings and to sell assets at a loss.

      For the quarter ended June 30, 2008, we had no impairments on RMBS or whole mortgage loans. However, declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

      A substantial portion of our assets are classified for accounting purposes as "available-for-sale" and carried at fair value. Changes in the market values of those assets are directly charged or credited to other comprehensive income. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings.

      All of our repurchase agreements and interest rate swaps are subject to bilateral margin calls in the event that the collateral securing our obligations under those facilities exceeds or does not meet our collateralization requirements. We analyze the sufficiency of our collateralization daily, and as of June 30, 2008, on a net basis, the fair value of the collateral, including restricted cash, securing our obligations under repurchase agreements and interest rate swaps, exceeded the amount of such obligations by approximately $71.8 million. During the six months ended June 30, 2008, due to the deterioration in the market value of our assets, we received margin calls under our repurchase agreements, which resulted in our having to obtain additional funding from third parties, including from Annaly, and take other steps to increase our liquidity. Additionally, the disruptions during the six months ended June 30, 2008 resulted in us not being in compliance with the net income covenant in one of our whole loan repurchase agreements and the liquidity covenants in our other whole loan repurchase agreement at a time during which we had no amounts outstanding under those facilities. We amended these covenants, and subsequent to June 30, 2008, we terminated those facilities in order to avoid paying non-usage fees. If we were unable to post additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so and such sales may be at a loss. A reduction in credit available may reduce our earnings and, in turn, cash available to us for distribution to stockholders.

      In addition, we rely on the availability of financing to acquire residential mortgage loans, real estate-related securities and real estate loans on a leveraged basis. Institutions from which we will seek to obtain financing may have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

A SIGNIFICANT PORTION OF OUR FINANCING IS FROM ONE LENDER.


      Our ability to fund our investments on a leveraged basis depends to a large extent upon our ability to secure warehouse, repurchase, credit, and/or commercial paper financing on acceptable terms. The current dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, we have entered into a RMBS repurchase agreement with Annaly. This agreement contains customary representations, warranties and covenants contained in such agreements. As of June 30, 2008, we had $50 million outstanding under the repurchase agreement. As of August 6, 2008, we had $606 million outstanding under this agreement, which constitutes approximately 48% of our total financing. We cannot assure you that Annaly will continue to provide us with such financing. If Annaly does not provide us with financing, we cannot assure you that we will be able to replace such financing, and if we are not able to replace this financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

OUR INVESTMENTS IN SUBORDINATED RMBS ARE GENERALLY IN THE "FIRST LOSS" POSITION AND OUR INVESTMENTS IN THE MEZZANINE RMBS ARE GENERALLY IN THE "SECOND LOSS" POSITION AND THEREFORE SUBJECT TO LOSSES.

      In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the issuing trust, and then by the "first loss" subordinated security holder and then by the "second loss" mezzanine holder. In the event of default and the exhaustion of any classes of securities junior to those in which we invest and there is any further loss, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related RMBS, the securities in which we invest may effectively become the "first loss" position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying RMBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of Chimera Investment Corporation was held on May 20, 2008.

(b)      All Class I director nominees were elected.

         Director            Votes For            Votes Withheld
---------------------------------------------------------------------
    Mark Abrams              33,365,297              241,808

    Paul Donlin              33,363,326              243,779

The continuing directors of the Company are Paul A. Keenan, Matthew Lambiase and Jeremy Diamond.

(c) In addition to the election of the Class I directors, the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2008 was approved.


                                     Votes Cast
                           --------------------------------
                                For           Against          Abstain
                           ------------------------------------------------
    Ratification of the
     appointment of
     independent registered
     public accounting firm
     for 2008                33,481,188        88,288           37,629

Item 6.     EXHIBITS

Exhibits:

     The exhibits required by this item are set forth on the Exhibit Index attached hereto

                                 EXHIBIT INDEX

Exhibit  Description
Number
3.1 Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company's
         Registration Statement on Amendment No. 1 to Form S-11 (File
         No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
3.2      Amended and Restated Bylaws of Chimera Investment Corporation
         (filed as Exhibit 3.2 to the Company's Registration Statement on Amendment No. 2 to Form S-11 (File No. 333-145525) filed on November 5, 2007 and incorporated herein by reference)
4.1      Specimen Common Stock Certificate of Chimera Investment
         Corporation (filed as Exhibit 4.1 to the Company's
         Registration Statement on Amendment No. 1 to Form S-11 (File
         No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.1     Form of Management Agreement between Chimera Investment
         Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.1 to the Company's Registration Statement on
         Amendment No. 1 to Form S-11 (File No. 333-145525) filed on
         September 27, 2007 and incorporated herein by reference)
10.2+    Form of Equity Incentive Plan  (filed as Exhibit 10.2 to the
         Company's Registration Statement on Amendment No. 1 to Form
         S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.3+ Form of Restricted Common Stock Award (filed as Exhibit 10.3 to the Company's Registration Statement on Amendment No. 1 to
         Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.4+    Form of Stock Option Grant (filed as Exhibit 10.4 to the
         Company's Registration Statement on Amendment No. 1 to Form
         S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.5     Form of Master Securities Repurchase Agreement  (filed as
         Exhibit 10.5 to the Company's Registration Statement on
         Amendment No. 3 to Form S-11 (File No. 333-145525) filed on
         November 13, 2007 and incorporated herein by reference)
31.1 Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
+ Represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                  CHIMERA INVESTMENT CORPORATION


                     By: /s/ Matthew Lambiase
                     ------------------------
                          Matthew Lambiase
                          Chief Executive Officer and President
                          August 8, 2008


                   By: /s/ A. Alexandra Denahan
                   ----------------------------
                          A. Alexandra Denahan
                          Chief Financial Officer (Principal Financial Officer) August 8, 2008