Form 10-Q
period 2008-09-30
CHIMERA INVESTMENT CORP
filed 2008-11-10
CIK 1409493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                         COMMISSION FILE NUMBER: 1-13447

                         CHIMERA INVESTMENT CORPORATION
             (Exact name of Registrant as specified in its Charter)

                   MARYLAND                               26-0630461
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
               or organization)


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

                                    Yes  X      No
                                       -----       ------

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   |_| Accelerated filer |_| Non-accelerated filer |X|
Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

         Class                                  Outstanding at November 10, 2008
Common Stock, $.01 par value                                177,170,098

                                              CHIMERA INVESTMENT CORPORATION

                                                        FORM 10-Q

                                                    TABLE OF CONTENTS

      Part I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements:

                Consolidated Statements of Financial Condition at September 30, 2008 (Unaudited) and December 31, 2007
                (Derived from the audited statement of financial condition at December 31, 2007)                             1

                Consolidated Statements of Operations and Comprehensive Loss for the Quarter and Nine Months ended
                September 30, 2008 (Unaudited)                                                                               2

                Consolidated Statement of  Stockholders' Equity for the Quarters Ended March 31, 2008, June 30,
                2008 and September 30, 2008 (Unaudited)                                                                      3

                Consolidated  Statements  of Cash Flows for the Quarter and Nine Months  ended  September  30, 2008
                (Unaudited)                                                                                                  4

                Notes to Consolidated Financial Statements (Unaudited)                                                       5

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   18

            Item 3. Quantitative and Qualitative Disclosures about Market Risk                                              37

            Item 4. Controls and Procedures                                                                                 42


      Part II.     OTHER INFORMATION

            Item 1. Legal Proceedings                                                                                       43

            Item 1A. Risk Factors                                                                                           43

            Item 6. Exhibits                                                                                                45

      SIGNATURES                                                                                                            47

      CERTIFICATIONS                                                                                                        48

PART I.
ITEM 1.     FINANCIAL STATEMENTS

                                 CHIMERA INVESTMENT CORPORATION
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (dollars in thousands, except per share data)

                                                              September 30,       December 31,
                                                                   2008               2007(1)
                                                               (unaudited)
                                                             ----------------   ------------------
ASSETS
------
Cash and cash equivalents                                     $        6,167    $           6,026
Restricted cash                                                            -                1,350
Reverse repurchase agreements                                              -              265,000
Mortgage-Backed Securities, at fair value                            759,378            1,124,290
Loans held for investment, net of allowance for loan losses
 of $0 and $81, respectively                                               -              162,371
Securitized loans held for investment, net of allowance for
 loan losses of $681 and $0, respectively                            598,014                    -
Accrued interest receivable                                            8,212                6,036
Other assets                                                             456                  563
                                                             ----------------   ------------------

Total assets                                                  $    1,372,227    $       1,565,636
                                                             ================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Repurchase agreements                                       $      619,657    $         270,584
  Securitized debt                                                   500,688                    -
  Payable for investments purchased                                        -              748,920
  Accrued interest payable                                             2,579                  415
  Dividends payable                                                    6,048                  943
  Accounts payable and other liabilities                               2,313                1,729
  Interest rate swaps, at fair value                                       -                4,156
                                                             ----------------   ------------------

Total liabilities                                                  1,131,285            1,026,747
                                                             ----------------   ------------------

Commitments and Contingencies (Note 14)

Stockholders' Equity:
 Common stock: par value $.01 per share; 500,000,000 shares
 authorized, 38,992,893 and 37,705,563 shares issued and
  outstanding, respectively                                              378                  377
 Additional paid-in capital                                          533,220              532,208
 Accumulated other comprehensive (loss) income                      (138,307)              10,153
 Accumulated deficit                                                (154,349)              (3,849)
                                                             ----------------   ------------------

Total stockholders' equity                                           240,942              538,889
                                                             ----------------   ------------------

Total liabilities and stockholders' equity                    $    1,372,227    $       1,565,636
                                                             ================   ==================

(1) Derived from the audited statement of financial condition at December 31, 2007.
See notes to consolidated financial statements.

                               CHIMERA INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       (dollars in thousands, except per share data)
                                        (unaudited)

                                                        For the Quarter       For the Nine
                                                             Ended           Months Ended
                                                         September 30,        September 30,
                                                              2008                2008
                                                        ----------------    ----------------

Interest income                                          $       23,458      $       81,603
Interest expense                                                 15,543              49,590
                                                        ----------------    ----------------
Net interest income                                               7,915              32,013
                                                        ----------------    ----------------

Unrealized gains on interest rate swaps                          10,065               4,156
Realized losses on sales of investments                        (113,130)           (144,304)
Realized losses on terminations of interest rate
 swaps                                                          (10,460)            (10,337)
                                                        ----------------    ----------------
Net investment expense                                         (105,610)           (118,472)
                                                        ----------------    ----------------

Other expenses
  Management fee                                                  1,681               6,136
  General and administrative expenses                               253               3,972
                                                        ----------------    ----------------
     Total expenses                                               1,934              10,108
                                                        ----------------    ----------------

Loss before income taxes                                       (107,544)           (128,580)

  Income tax                                                         12                  15
                                                        ----------------    ----------------

Net loss                                                 $     (107,556)     $     (128,595)
                                                        ================    ================

Net loss per share - basic and diluted                   $        (2.76)     $        (3.30)
                                                        ================    ================

Weighted average number of shares outstanding - basic
 and diluted                                                 38,992,893          38,994,357
                                                        ================    ================

Comprehensive Loss:
Net loss                                                 $     (107,556)     $     (128,595)
                                                        ----------------    ----------------
Other comprehensive loss:
  Unrealized loss on available-for-sale securities             (146,456)           (282,611)
  Reclassification adjustment for realized losses
  included in net income                                        113,130             144,304
                                                        ----------------    ----------------
  Other comprehensive loss                                      (33,326)           (138,307)
                                                        ----------------    ----------------
Comprehensive loss                                       $     (140,882)     $     (266,902)
                                                        ================    ================

See notes to consolidated financial statements.

                                     CHIMERA INVESTMENT CORPORATION
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (dollars in thousands, except per share data)
                                             (unaudited)

                                                                             Accumulated
                                                  Common                        Other
                                                Stock Par    Additional     Comprehensive    Accumulated
                                                  Value   Paid-in Capital       Loss           Deficit          Total
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2008                        $      377 $      532,208  $        10,153  $      (3,849) $       538,889

  Net loss                                               -              -                -       (128,594)        (128,594)
  Other comprehensive loss                               -              -         (148,460)             -         (148,460)
  Costs associated with common
  stock offering                                         -           (277)               -              -             (277)
  Restricted stock grants                                1           1289                -              -            1,290
  Common dividends declared, $0.16
  per share                                              -              -                -        (21,906)         (21,906)

                                                ---------------------------------------------------------------------------
Balance, September 30, 2008                     $      378 $      533,220  $      (138,307) $    (154,349) $       240,942
                                                ===========================================================================

See notes to consolidated financial statements.

                                CHIMERA INVESTMENT CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (dollars in thousands)
                                         (unaudited)

                                                              For the Quarter   For the Nine
                                                                   Ended        Months Ended
                                                              September 30,     September 30,
                                                                    2008             2008
                                                              ---------------  ---------------
Cash Flows From Operating Activities:
Net loss                                                       $    (107,556)  $     (128,595)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Amortization of investment premiums and discounts                       908              (25)
  Unrealized gains on interest rate swaps                             (10,065)          (4,156)
  Realized losses on sale of investments                              113,130          144,304
  (Benefit) provision for loan losses                                   (563)              600
  Restricted stock grants expense                                         254            1,289
  Changes in operating assets
      Decrease (increase) in accrued interest receivable                1,651          (3,874)
      Decrease in other assets                                          1,192              106
  Changes in operating liabilities
      (Decrease) increase in accounts payable                           (570)              434
      (Decrease) increase in accrued interest payable                   (939)            2,165
      (Decrease) increase in other liabilities                          (657)              150
                                                              ---------------  ---------------
          Net cash provided by (used in) operating
           activities                                                 (3,215)           12,398
                                                              ---------------  ---------------
Cash Flows From Investing Activities:
   Mortgage-Backed securities portfolio:
      Purchases                                                         (708)      (1,229,280)
      Sales                                                           319,441          567,455
      Principal payments                                               41,407          144,519
   Loans held for investment portfolio:
      Purchases                                                     (146,862)        (735,271)
      Sales                                                                 -           90,733
      Principal payments                                                1,172           23,115
   Securitized loans
      Principal payments                                               14,892           27,549
      Purchases                                                         (111)            (111)
   Reverse repurchase agreements                                            -          265,000
   Decrease in restricted cash                                         29,507            1,350
                                                              ---------------  ---------------
          Net cash provided by (used in) investing
           activities                                                 258,738        (844,941)
                                                              ---------------  ---------------
Cash Flows From Financing Activities:
   Net proceeds from repurchase agreements                        30,563,956       49,177,282
   Net payments on repurchase agreements                         (30,853,387)     (48,828,209)
   Costs associated with common stock offerings                          (61)            (277)
   Net proceeds from securitized debt                                  10,314          526,217
   Net payments on securitized debt                                  (14,023)         (25,529)
   Dividends paid                                                     (6,044)         (16,800)
                                                              ---------------  ---------------
          Net cash provided by financing activities                 (299,245)          832,685
                                                              ---------------  ---------------
Net (decrease) increase in cash and cash equivalents                 (43,722)              141
Cash and cash equivalents at beginning of period                       49,889            6,026
                                                              ---------------  ---------------
Cash and cash equivalents at end of period                     $        6,167  $         6,167
                                                              ===============  ===============

Supplemental disclosure of cash flow information
   Interest paid                                               $       16,482  $        47,425
                                                              ===============  ===============
   Taxes paid                                                  $           12  $            33
                                                              ===============  ===============

Non cash investing activities
   Payable for investments purchased                           $    (146,824)  $       146,824
                                                              ===============  ===============
   Transfer from loans held for investment
    to Mortgage-backed securities                              $     146,862   $       146,862
                                                              ===============  ===============
   Net change in unrealized loss on available for sale
    securities                                                 $     (33,326)  $     (138,307)
                                                              ===============  ===============

Non cash financing activities
   Dividends declared, not yet paid                            $        6,048  $         6,048
                                                              ===============  ===============

See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008
                  (dollars in thousands, except per share data)
                                   (unaudited)
--------------------------------------------------------------------------------


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

A summary of the Company's significant accounting policies follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, or GAAP. The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Comparative information for the quarter and nine months ended September 30, 2007 is not provided because the Company did not commence operations until November 21, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

Residential Mortgage-Backed Securities

The Company invests in RMBS representing interests in obligations backed by pools of mortgage loans and carries those securities at fair value estimated using a pricing model. Management reviews the fair values generated to determine that prices are reflective of the current market. Management performs a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by FIDAC, then the asset will be valued at its fair value as determined in good faith by FIDAC. In the current market, it may be difficult or impossible to obtain third party pricing on the investments the Company purchases. In addition, validating third party pricing for the Company's investments may be more subjective as fewer participants may be willing to provide this service to the Company. Moreover, the current market is more illiquid than in recent history for some of the investments the Company purchases. Illiquid investments typically experience greater price volatility as a ready market does not exist. As volatility increases or liquidity decreases, the Company may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy. Please see Note 5 for a discussion of fair value measurement.

Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investment securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its RMBS until maturity, the Company records its RMBS as available-for-sale and as such may sell any of its RMBS as part of its overall management of its portfolio. All assets classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses included in other comprehensive income.

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

The current situation in the mortgage sector and the current weakness in the broader mortgage market could adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities. This could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed.

Loans Held for Investment and Securitized Loans Held for Investment

The Company's securitized and un-securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans. The Company purchases pools of residential mortgage loans through a select group of originators. Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses. Loans are evaluated for possible credit losses. The Company has created an unallocated provision for loan losses estimated as a percentage of the remaining principal on the loans. Management's estimate is based on historical experience of similarly underwritten loan pools. There were no losses specifically allocated to loans as of September 30, 2008. From time to time, the Company may securitize loans held for investment. These transactions are recorded in accordance with FAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as either a "sale" and classified as Mortgage-Backed Securities or as a "secured borrowing" and classified as Securitized loans held for investment on the Company's consolidated statement of financial condition.

Allowance for Loan Losses

The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company's loan portfolio. The estimate is based on a variety of factors including, current economic conditions, industry loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing appreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of the pools of loans, the Company obtained written representations and warranties from the sellers that the Company could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards. While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses. The Company also performed due diligence procedures on a sample of loans that met its criteria during the purchase process.

When it is probable that specific contractually due amounts are uncollectible, the loan is considered impaired. Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral, reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses.

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

Derivative Financial Instruments/Hedging Activity

The Company economically hedges interest rate risk through the use of derivative financial instruments. If the Company hedges using interest rate swaps it accounts for these instruments as free-standing derivatives. Accordingly, they are carried at fair value with realized and unrealized gains and losses recognized in earnings.

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

Net Loss per Share

The Company calculates basic net loss per share by dividing net loss for the period by the weighted-average shares of its common stock outstanding for that period. Diluted net loss per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The Company had no potentially dilutive securities outstanding during the periods presented.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined) and establishes that fair value is based on exit price as of the measurement date. SFAS 157 was effective for the Company on January 1, 2008, see Note 5 for the related disclosure.

Subsequently, on October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157, should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data do not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. The Company does not believe the implementation of FSP 157-3 will have a material effect on the fair value of their assets as the Company intends to continue the methodologies used in previous quarters to value assets as defined under the original SFAS 157.

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

In June 2008, the FASB proposed amending SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), Consolidation of Variable Interest Entities. This was due to increased scrutiny of these accounting pronouncements by the SEC, Congress and financial statement users in the wake of recent deterioration in the credit markets. The proposed amendments would eliminate the Qualified Special Purpose Entity (QSPE) in SFAS 140, and modify the consolidation model in FIN 46(R). QSPEs are utilized extensively by many financial firms in securitizations for off-balance sheet financing for "sale accounting" treatment in the transfer of financial assets. Currently, QSPEs do not have to be consolidated on the issuing firm's financial statements. Should the proposed changes to SFAS 140 become final, enterprises involved with QSPEs will no longer be exempt from applying FIN 46(R), the FASB Interpretation on consolidation; thus, previously unconsolidated entities may have to be consolidated. The revisions will also eliminate the provision in paragraph 9(b) of SFAS 140 that allowed entities to "look-through" to the rights of beneficial interest holders when analyzing control. Further, the revisions will address the derecognition of assets and amend the criteria for said derecognition; and require that the beneficial interests received by a transferor, in connection with a sale of an entire financial asset to an entity that is not consolidated by the transferor, be considered proceeds of the sale and initially measured at fair value.

Both financing and sale treatments have been used for GAAP reporting and tax treatment by the Company. FASB has released their Exposure Draft on the proposed amendments with comments due by November 14, 2008. The Company is currently reviewing the effect of these amendments on the Company.

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

2.  Mortgage-Backed Securities

The following table represents the Company's available for sale RMBS portfolio as of September 30, 2008 and December 31, 2007, at fair value.

                                       September 30, 2008   December 31, 2007
-----------------------------------------------------------------------------
                                               (dollars in thousands)
Mortgage-Backed securities, at
 amortized cost                         $         897,685    $     1,114,137
Gross unrealized gain                               1,858             10,675
Gross unrealized loss                            (140,165)              (522)
                                       --------------------------------------
Fair value                              $         759,378    $     1,124,290
                                       ======================================


During the quarter ended September 30, 2008, the Company had completed sales of assets with a carrying value of $432.6 million in AAA-rated non-Agency RMBS which resulted in net realized losses of approximately $113.1 million.

The following table presents the gross unrealized losses and estimated fair value of the Company's Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007.

                                                Unrealized Loss Position
                                                          For:
-------------------------------------------------------------------------------------------------------
                       Less than 12 Months         12 Months or More                  Total
-------------------------------------------------------------------------------------------------------
                    Estimated     Unrealized    Estimated    Unrealized   Estimated Fair   Unrealized
                    Fair Value      Losses      Fair Value     Losses         Value          Losses
-------------------------------------------------------------------------------------------------------
                                                  (dollars in thousands)
September 30, 2008   $  759,378     ($140,165)            -             -     $  759,378     ($140,165)
December 31, 2007    $1,124,290         ($522)            -             -     $1,124,290         ($522)

The decline in value of these securities is solely due to market conditions and not the credit quality of the assets. The investments are not considered other-than-temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the Company's RMBS at September 30, 2008 and December 31, 2007 according to their estimated weighted-average life classifications:

                                                                            September 30, 2008
                                                                          (dollars in thousands)
                                                                                                      Weighted Average
Weighted Average Life                                  Fair Value             Amortized Cost               Coupon
--------------------------------------------------------------------------------------------------------------------------
Less than one year                                         $          -              $          -            -
Greater than one year and less than five years                  524,663                   623,467          5.92%
Greater than five years                                         234,715                   274,218          6.15%
                                                  ------------------------------------------------------------------------
Total                                                          $759,378                  $897,685          5.99%
                                                  ========================================================================



                                                                             December 31, 2007
                                                                          (dollars in thousands)
                                                                                                      Weighted Average
Weighted Average Life                                  Fair Value             Amortized Cost               Coupon
--------------------------------------------------------------------------------------------------------------------------
Less than one year                                       $       45,868           $        46,102          6.31%
Greater than one year and less than five years                1,078,422                 1,068,035          6.32%
Greater than five years                                               -                         -            -
                                                  ------------------------------------------------------------------------
Total                                                        $1,124,290                $1,114,137          6.32%
                                                  ========================================================================


The weighted-average lives of the mortgage-backed securities in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

3.  Loans Held for Investment

The following table represents the Company's residential mortgage loans classified as held for investment at September 30, 2008 and December 31, 2007. At December 31, 2007, all of the adjustable rate loans held for investment were hybrid ARMs. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps. The loans held for investment were carried at their principal balance outstanding less an allowance for loan losses:

                                                        September 30, 2008      December 31, 2007
-----------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Mortgage loans, at principal balance                             $         -          $      162,452
Less:  allowance for loan losses                                           -                    (81)
                                                       ----------------------------------------------
Mortgage loans held for investment                               $         -          $      162,371
                                                       ==============================================

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the nine months ended September 30, 2008:


                               September 30, 2008
------------------------------------------------------------------
                             (dollars in thousands)
Balance, beginning of period                          $        81
Provision for loan losses                                     465
Reversal of provision for loan losses                       (546)
                                          ------------------------
Balance, end of period                                 $        -
                                          ========================

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. As of September 30, 2008, the Company had no residential mortgage loans held for investment and reversed the allowance for loan losses of $546 thousand. As of December 31, 2007, the Company recorded an allowance for loan losses of $81 thousand representing 5 basis points of the Company's mortgage loan portfolio.

During the quarter ended September 30, 2008, the Company sponsored a $151.2 million securitization accounted for as a sale. In this transaction, the Company retained all securities issued by the securitization trust including approximately $142.4 million of AAA-rated fixed and floating rate senior bonds and $8.8 million in subordinated bonds. On August 28, 2008, the Company sold approximately $74.9 million of the AAA-rated fixed and floating rate bonds related to this securitization to third-party investors, and realized a loss of $11.6 million. The company retained the mezzanine tranche and various subordinate tranches in this transaction and classifies them as mortgage-backed securities, available for sale on its consolidated statement of financial condition.

During the nine months ended September 30, 2008, the Company sold $97.7 million of loans held for investment and realized losses of $6.9 million.

4.  Securitized Loans Held for Investment

During the quarter ended June 30, 2008, the Company transferred $619.7 million of its residential mortgage loans held for investment to the PHHMC 2008 CIM1 Trust in a securitization transaction. In this transaction, the Company sold $536.9 million of AAA-rated fixed and floating rate bonds to third party investors and retained $46.3 million of AAA-rated mezzanine bonds and $36.5 million in subordinated bonds which provide credit support to the certificates issued to third parties. The certificates issued by the trust are collateralized by loans held for investment that have been transferred to the PHHMC 2008-CIM1 Trust. The Company incurred approximately $1.4 million in issuance costs that were deducted from the proceeds of the transaction and are being amortized over the life of the bonds. This transaction was accounted for as a financing pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The following table represents the Company's securitized residential mortgage loans classified as held for investment at September 30, 2008. The Company did not hold any securitized loans at December 31, 2007. At September 30, 2008 approximately 55.5% of the Company's securitized loans are adjustable rate mortgage loans and 44.5% are fixed rate mortgage loans. All of the adjustable rate loans held for investment are hybrid ARMs. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps. The loans held for investment are carried at their principal balance outstanding less an allowance for loan losses:


                                                          September 30, 2008
--------------------------------------------------------------------------------
                                                        (dollars in thousands)
Securitized mortgage loans, at principal balance                 $     598,695
Less:  allowance for loan losses                                          (681)
                                                       -------------------------
Securitized mortgage loans held for investment                   $     598,014
                                                       =========================

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the nine months ended September 30, 2008:


                                     September 30, 2008
----------------------------------------------------------
                                   (dollars in thousands)
Balance, beginning of period                    $       -
Provision for loan losses                             681
                                   -----------------------
Balance, end of period                          $     681
                                   =======================


On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. The Company maintained its allowance for loan losses for the quarter ended September 30, 2008 of $681 thousand, representing 12 basis points of the principal balance of the Company's securitized mortgage loan portfolio. At September 30, 2008, there were no loans 60 days or more past due and all loans were accruing interest.

5.  Fair Value Measurements

SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

         Level 1 - valuation based on quoted prices for identical assets in active markets.

         Level 2 - valuation based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

         Level 3 - inputs to the valuation methodology are unobservable and significant to the overall fair value.

Mortgage-Backed Securities and interest rate swaps are valued using a pricing model. The MBS pricing model incorporates such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps, and credit enhancement. Interest rate swaps are modeled by incorporating such factors as the Treasury curve, LIBOR rates, and the receive rate on the interest rate swaps. Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on investments to validate reasonableness of the valuations indicated by the pricing model. The dealer quotes will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at September 30, 2008 as follows:

                                                      Level 1          Level 2          Level 3
                                                               (dollars in thousands)
          ------------------------------------------------------------------------------------------
          Assets:
            Mortgage-Backed Securities                $     -         $    754,211     $     5,167

For investments classified above as Level 3, the Company recorded costs associated with the purchase of these assets in the amount of $8.7 million and unrealized losses on the investments equal to $3.5 million during the quarter ended September 30, 2008. Unrealized losses on the investments classified as Level 3 by the Company are included in the consolidated statement of operations as a component of other comprehensive income.

As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period. During times of market dislocation, as has been experienced during the recent months, the observability of prices and inputs can be reduced for certain instruments. A condition such as this can cause instruments to be reclassified from level 1 to level 2 or level 2 to level 3.

6.  Repurchase Agreements

(A)  Mortgage-Backed Securities

The Company had outstanding $619.7 million and $270.6 million of repurchase agreements with weighted average borrowing rates of 8.38% and 5.02% and weighted average remaining maturities of 1 and 22 days as of September 30, 2008 and December 31, 2007 respectively. At September 30, 2008, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $736.8 million and a carrying value of $619.8 million, including accrued interest. At December 31, 2007, RMBS pledged as collateral had an estimated fair value of $271.7 million. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly.

At September 30, 2008 and December 31, 2007, the repurchase agreements collateralized by RMBS had the following remaining maturities:

                                        September 30,      December 31,
                                             2008              2007
                                       -----------------------------------
                                             (dollars in thousands)
Within 30 days                                 $619,657          $270,584
30 to 59 days                                         -                 -
60 to 89 days                                         -                 -
90 to 119 days                                        -                 -
Greater than or equal to 120 days                     -                 -
                                       -----------------------------------
Total                                          $619,657          $270,584
                                       ===================================

In March 2008, the Company entered into a RMBS repurchase agreement and a receivables sales agreement with Annaly. These agreements contain customary representations, warranties and covenants. As of September 30, 2008, the Company was financing $619.7 million under the RMBS repurchase agreement.

At September 30, 2008, the Company had approximately 49% of equity at risk with Annaly. At December 31, 2007, the Company did not have an amount at risk greater than 10% of equity with any counterparty.

(B) Loans Held for Investment

The Company entered into two master repurchase agreements pursuant to which it financed mortgage loans. One agreement was a $500 million lending facility of which $200 million was on an uncommitted basis. This agreement was to be terminated January 16, 2009. The second agreement was a $350 million committed lending facility. This agreement was to be terminated January 29, 2010. On July 29, 2008, the Company terminated both lending facilities. As of September 30, 2008 and December 31, 2007, the Company did not have any amounts borrowed against these facilities.

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

At September 30, 2008, the securitized debt of the Company was collateralized by $592.1 million of residential mortgage loans and has a principal balance of $501 million. The debt matures between the years 2023 and 2038. At September 30, 2008 the debt carried a weighted average interest rate equal to 5.58%. At December 31, 2007 the Company had no securitized debt.


8.  Interest Rate Swaps

In connection with the Company's interest rate risk management strategy, the Company economically hedged a portion of its interest rate risk by entering into derivative financial instrument contracts. Generally, such instruments were comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The Company's swaps were used to lock-in a fixed rate relative to a portion of its current and anticipated future 30-day term repurchase agreements. The Company accounted for interest rate swaps as freestanding derivatives with changes in fair value recorded in earnings. During the quarter the Company terminated all of its interest rate swaps.

The table below represents the Company's swaps outstanding:

                                 Notional Amount        Weighted Average       Weighted Average       Net Estimated Fair
                                                            Pay Rate             Receive Rate        Value/Carrying Value
--------------------------------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
September 30, 2008                      -                      -                       -                      -
December 31, 2007                  $1,235,000                4.04%                   4.94%                 ($4,156)

9.  Common Stock

During the quarter ended September 30, 2008, the Company declared dividends to common shareholders totaling $6.0 million or $0.16 per share, which were paid on October 31, 2008.

On October 24, 2008 the Company announced the sale of 110,000,000 shares of common stock in a public offering at $2.25 per share for estimated gross proceeds of approximately $247.5 million. Immediately following the sale of these shares, Annaly Capital Management, Inc. purchased 11,681,415 shares at the same price per share as the public offering, for net proceeds of approximately $26.3 million. In addition, on October 28, 2008 the underwriters exercised the option to purchase up to an additional 16,500,000 shares of common stock to cover overallotments for gross proceeds of approximately $35.8 million. The Company estimates the total net proceeds from these offerings to be $300 million.

10.  Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors and employees of FIDAC and its affiliates, to stimulate their efforts towards the Company's continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers. The incentive plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of the Company's common stock, or 3,119,431 shares, up to a ceiling of 40,000,000 shares.

As of September 30, 2008, the Company has granted restricted stock awards in the amount of 1,301,000 shares to FIDAC's employees and the Company's independent directors. Of these shares, 35,075 shares vested and 6,957 shares were forfeited or cancelled during the quarter ended September 30, 2008. For the nine months ended September 30, 2008, 108,675 shares vested and 13,670 shares were forfeited. The awards to the independent directors vested on the date of grant, and the awards to FIDAC's employees vest quarterly over a period of 10 years.

At September 30, 2008 there are approximately 1.2 million unvested shares of restricted stock issued to employees of FIDAC. For the three months ended September 30, 2008, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $254 thousand. For the nine months ended September 30, 2008 compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $1.3 million.

11.  Income Taxes

As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income. During the quarter ended September 30, 2008, the Company recorded income tax expense of $11,906 related to state and federal tax liabilities on undistributed income. For the nine months ended September 30, 2008, the Company recorded income tax expense of $14,719.

12.  Credit Risk and Interest Rate Risk

The Company's primary components of market risk are credit risk and interest rate risk. The Company is subject to credit risk in connection with its investments in residential mortgage loans and credit sensitive mortgage-backed securities. When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities. The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate and adjustable-rate mortgage backed securities, residential mortgage loans, and repurchase agreements. When the Company assumes interest rate risk, it minimizes credit risk through asset selection. The Company's strategy is to purchase loans underwritten to agreed-upon specifications of selected originators in an effort to mitigate credit risk. The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, moderate loan size and moderate loan to value ratio. These factors are considered to be important indicators of credit risk.

13.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with automatic one-year extension options and subject to certain termination rights. The Company paid FIDAC a quarterly management fee equal to 1.75% per annum of the gross Stockholders' Equity (as defined in the management agreement) of the Company for the quarter ended September 30, 2008. Management fees accrued for the quarter ending September 30, 2008 are $1.7 million. Management fees accrued for the nine months ended September 30, 2008 were $6.1 million. At December 31, 2007 quarterly management fees in the amount of $1.2 million were accrued and subsequently paid to FIDAC.

On October 13, 2008, the Company and FIDAC amended the management agreement to reduce the base management fee from 1.75% per annum to 1.50% per annum of the Company's stockholders' equity and provide that the incentive fees may be in cash or shares of the Company's common stock, at the election of the Company's board of directors.

On October 19, 2008, the Company and FIDAC further amended the management agreement to provide that the incentive fee be eliminated in its entirety and FIDAC receive only the base management fee of 1.50% per annum of the Company's stockholders' equity.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement. In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC incurred in the operation of the Company. These expenses are allocated between FIDAC and the Company based on the ratio of the Company's proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end. FIDAC and the Company will modify this allocation methodology, subject to the Company's board of directors' approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC's other funds and accounts). For the quarter ending September 30, 2008, FIDAC has waived its right to request reimbursement from the Company for these expenses.

During the quarter ended September 30, 2008, 35,075 shares of restricted stock issued by the Company to FIDAC's employees vested, as discussed in Note 10.

In March 2008, the Company entered into a RMBS repurchase agreement and a receivables sales agreement with Annaly. These agreements contain customary representations, warranties and covenants. As of September 30, 2008, the Company was financing $619.7 million under this agreement.

14.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at September 30, 2008.

15.   Subsequent Events

On October 13, 2008, the Company and FIDAC amended the management agreement with FIDAC to reduce the base management fee from 1.75% per annum to 1.50% per annum of the Company's stockholders' equity and provide that the incentive fees may be paid in cash or shares of the Company's common stock, at the election of the Company's board of directors.

On October 19, 2008, the Company and FIDAC further amended the management agreement to provide that the incentive fee be eliminated in its entirety and the Manager receive only the base management fee of 1.50% per annum of the Company's stockholders' equity.

On October 24, 2008 the Company announced the sale of 110,000,000 shares of common stock in a public offering at $2.25 per share for estimated gross proceeds of approximately $247.5 million. Immediately following the sale of these shares, Annaly Capital Management, Inc. purchased 11,681,415 shares at the same price per share as the public offering, for net proceeds of approximately $26.3 million. In addition, on October 28, 2008 the underwriters exercised the option to purchase up to an additional 16,500,000 shares of common stock to cover overallotments for gross proceeds of approximately $35.8 million. The Company estimates the total net proceeds from these offerings to be $300 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

         We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may," "would," "will" or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

     o    our business and investment strategy;

     o    our projected financial and operating results;

     o our ability to maintain existing financing arrangements, obtain future financing arrangements and the terms of such arrangements;

     o    general volatility of the securities markets in which we invest;

     o    our expected investments;

     o    changes in the value of our investments;

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

     o impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

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

Executive Summary

         We are a specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. We are externally managed by FIDAC. We have elected and intend to qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2007. Our targeted asset classes and the principal investments we expect to make in each are as follows:

o        RMBS, consisting of:

     o Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

     o    Agency RMBS

o        Whole mortgage loans, consisting of:

     o    Prime mortgage loans

     o    Jumbo prime mortgage loans

     o    Alt-A mortgage loans

o        Asset Backed Securities, or ABS, consisting of:

     o    CMBS

     o    Debt and equity tranches of CDOs

     o Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes


         We completed our initial public offering on November 21, 2007. In that offering and in a concurrent private offering we raised net proceeds before offering expenses of approximately $533.6 million. We completed a second public offering and second private offering on October 29, 2008. In these offerings we raised proceeds before offering expenses of approximately $309.6 million and we are commencing investing these proceeds.

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

         We use leverage to seek to increase our potential returns and to fund the acquisition of our assets. Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We expect to finance our investments using a variety of financing sources including repurchase agreements, warehouse facilities, securitizations, commercial paper and term financing CDOs. We may manage our debt by utilizing interest rate hedges, such as interest rate swaps, to reduce the effect of interest rate fluctuations related to our debt.

Recent Developments

         We commenced operations in November 2007 in the midst of challenging market conditions which affected the cost and availability of financing from the facilities with which we expected to finance our investments. These instruments included repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper, or ABCP, and term CDOs. The liquidity crisis which commenced in August 2007 affected each of these sources--and their individual providers--to different degrees; some sources generally became unavailable, some remained available but at a high cost, and some were largely unaffected. For example, in the repurchase agreement market, non-Agency RMBS became harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings were also impacted. At that time, warehouse facilities to finance whole loan prime residential mortgages were generally available from major banks, but at significantly higher cost and had greater margin requirements than previously offered. It was also extremely difficult to term finance whole loans through securitization or bonds issued by a CDO structure. Financing using ABCP froze as issuers became unable to place (or roll) their securities, which resulted, in some instances, in forced sales of mortgage-backed securities, or MBS, and other securities which further negatively impacted the market value of these assets.

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

         Beginning in mid-February 2008, credit markets experienced a dramatic and sudden adverse change. The severity of the limitation on liquidity was largely unanticipated by the markets. Credit once again froze, and in the mortgage market, valuations of non-Agency RMBS and whole mortgage loans came under severe pressure. This credit crisis began in early February 2008, when a heavily leveraged investor announced that it had to de-lever and liquidate a portfolio of approximately $30 billion of non-Agency RMBS. Prices of these types of securities dropped dramatically, and lenders started lowering the prices on non-Agency RMBS that they held as collateral to secure the loans they had extended. The subsequent failure in March 2008 of a major investment bank worsened the crisis. During the past nine months, due to the deterioration in the market value of our assets, we received and met margin calls under our repurchase agreements, which resulted in our obtaining additional funding from third parties, including from Annaly, and taking other steps to increase our liquidity. Additionally, the disruptions during the six months ended June 30, 2008 resulted in us not being in compliance with the net income covenant in one of our whole loan repurchase agreements and the liquidity covenants in our other whole loan repurchase agreement at a time during which we had no amounts outstanding under those facilities. We amended these covenants, and on July 29, 2008, we terminated those facilities to avoid paying non-usage fees. Although we made no asset sales during the quarter ended June 30, 2008, for the third quarter of 2008, we sold assets with a carrying value of $432.6 million in AAA-rated non-Agency RMBS for a loss of approximately $113.1 million, which includes a realized loss of $11.6 million related to the August 28, 2008 transaction described below, and terminated $983.4 million in notional interest rate swaps for a loss of approximately $10.5 million, which together resulted in a net realized loss of approximately $123.6 million.

         The challenges of the first quarter of 2008 have continued into the second and third quarters, as financing difficulties have severely pressured liquidity and asset values. In September 2008, Lehman Brothers Holdings, Inc., a major investment bank, experienced a major liquidity crisis and failed. Securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. This dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, we have continued to seek funding from Annaly. Under these circumstances, we expect to take actions intended to protect our liquidity, which may include reducing borrowings and disposing of assets as well as raising capital as we recently did. As a result, we expect to operate with a low level of leverage and to continue to take actions that would support available cash.

         During this period of market dislocation, fiscal and monetary policymakers have established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders. This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems. Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under very difficult market conditions.

         Since June 30, 2008, there have been increased market concerns about Freddie Mac and Fannie Mae's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government. Recently, the government passed the "Housing and Economic Recovery Act of 2008." Fannie Mae and Freddie Mac have recently been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

         In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Department of Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Department of Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the U.S. Department of Treasury has initiated a temporary program to purchase RMBS issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Based upon the further activity of the U.S. government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted.

         The Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

         There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

         On July 25, 2008, we sponsored a $151.2 million securitization whereby we securitized our then-current inventory of mortgage loans. In this transaction, we retained all of the securities issued by the securitization trust including approximately $142.4 million of AAA-rated fixed and floating rate senior bonds and $8.8 million in subordinated bonds. This transaction will be accounted for as a sale. On August 28, 2008, we sold approximately $74.9 million of the AAA-rated fixed and floating rate bonds related to the July 25, 2008 securitization to third-party investors and realized a loss of $11.6 million.

         On September 9, 2008, we declared the third quarter 2008 common stock cash dividend of $0.16 per share of our common stock. This dividend is payable October 31, 2008 to common shareholders of record on September 18, 2008.

         In October 2008, we and FIDAC amended our management agreement to reduce the base management fee from 1.75% per annum to 1.50% per annum of our stockholders' equity and eliminate the incentive fees previously provided for in the management agreement.

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

         Rising Interest Rate Environment. As indicated above, as interest rates rise, prepayment speeds generally decrease, increasing our net interest income. Rising interest rates, however, increase our financing costs which may result in a net negative impact on our net interest income. In addition, if we acquire Agency and non-Agency RMBS collateralized by monthly reset adjustable-rate mortgages, or ARMs, and three- and five-year hybrid ARMs, such interest rate increases could result in decreases in our net investment income, as there could be a timing mismatch between the interest rate reset dates on our RMBS portfolio and the financing costs of these investments. Monthly reset ARMs are ARMs on which coupon rates reset monthly based on indices such as the one-month London Interbank Offering Rate, or LIBOR. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.

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

         Falling Interest Rate Environment. As interest rates fall, prepayment speeds generally increase, decreasing our net interest income. Falling interest rates, however, decrease our financing costs which may result in a net positive impact on our net interest income. In addition, if we acquire Agency and non-Agency RMBS collateralized by monthly reset adjustable-rate mortgages, or ARMs, and three- and five-year hybrid ARMs, such interest rate decreases could result in increases in our net investment income, as there could be a timing mismatch between the interest rate reset dates on our RMBS portfolio and the financing costs of these investments. Monthly reset ARMs are ARMs on which coupon rates reset monthly based on indices such as the one-month London Interbank Offering Rate, or LIBOR. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.

         With respect to our floating rate investments, such interest rate decreases may result in decreases in our net investment income because our floating rate assets may be greater in amount than the related floating rate liabilities. Similarly, such an decrease in interest rates should generally result in an increase in our net investment income on fixed-rate investments made by us because our fixed-rate assets would be greater in amount than our fixed-rate liabilities. We expect, however, that our fixed-rate assets would increase in value in a falling interest rate environment and that our net interest spreads on fixed rate assets could increase in a falling interest rate environment to the extent such assets are financed with floating rate debt.

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

         Current Environment. The current weakness in the broader mortgage markets could adversely affect one or more of our potential lenders or any of our lenders and could cause one or more of our potential lenders or any of our lenders to be unwilling or unable to provide us with financing or require us to post additional collateral. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time. We expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper and term CDOs. Current market conditions have affected the cost and availability of financing from each of these sources and their individual providers to different degrees; some sources generally are unavailable, some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing. Non-Agency RMBS have been harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings have been negatively impacted.

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

         If one or more major market participants fails or otherwise experiences a major liquidity crisis, as was the case for Bear Stearns & Co. in March 2008, and Lehman Brothers Holdings Inc. in September 2008, it could negatively impact the marketability of all fixed income securities and this could negatively impact the value of the securities we acquire, thus reducing our net book value. Furthermore, if many of our potential lenders or any of our lenders are unwilling or unable to provide us with financing, we could be forced to sell our securities or residential mortgage loans at an inopportune time when prices are depressed. For example, for the quarter ended March 31, 2008, we sold assets with a carrying value of $394.2 million for an aggregate loss of $32.8 million. While we did not sell any assets during the quarter ended June 30, 2008, for the third quarter of 2008, we sold assets with a carrying value of $432.6 million in AAA-rated non-Agency RMBS for a loss of approximately $113.1 million and terminated $983.4 million in notional interest rate swaps for a loss of approximately $10.5 million, which together resulted in a net realized loss of approximately $123.6 million.

         As described above, there has been significant government action in the capital markets. However, there can be no assurance that the government's actions with respect to Freddie Mac and Fannie Mae, the EESA, or the TARP will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to these actions, or these actions do not function as intended, our business may not receive the anticipated positive impact from them. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Valuation of Investments

         On January 1, 2008, we adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value, and establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

         Level 1 - valuation based on quoted prices for identical assets in active markets.

         Level 2 - valuation based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

         Level 3 - inputs to the valuation methodology are unobservable and significant to overall fair value.

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

         As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period. During times of market dislocation, as has been experienced during the recent months, the observability of prices and inputs can be reduced for certain instruments. A condition such as this can cause instruments to be reclassified from level 1 to level 2 or level 2 to level
3. At September 30, 2008 we held $5.2 million of investments we classify as Level 3; the remainder of our investments are classified as Level 2.

         Loans Held for Investment and Securitized Loans Held to Maturity

         We purchase residential mortgage loans and classify them as loans held for investment or Securitized loans held to maturity on the statement of financial condition. These investments are intended to be held to maturity and, accordingly, are reported at the principal amount outstanding, net of provisions for loan losses.

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

         When the fair value of an available-for-sale security is less than its amortized cost for an extended period or there is a significant decline in value, we consider whether there is an other-than-temporary impairment in the value of the security. If, based on our analysis, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

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

         In the normal course of business, we may use a variety of derivative financial instruments to economically manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is carried at fair value with the changes in value included in net income.

         Derivatives will be used for economic hedging purposes rather than speculation. We will rely on quotations from third parties to determine fair values. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected. We hold no derivatives at September 30, 2008.

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

         Income Taxes

         The Company has elected and intends to qualify to be taxed as a REIT. Accordingly, we will generally not be subject to corporate federal or state income tax to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

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

Financial Condition

         At September 30, 2008, our portfolio consisted of $759.4 million of RMBS and of approximately $598 million of securitized mortgage loans.

The following table summarizes certain characteristics of our portfolio at September 30, 2008 and December 31, 2007.

                                                                               September 30,         December 31,
                                                                                    2008                 2007
-----------------------------------------------------------------------------------------------------------------
Leverage at period-end                                                                   4.6:1              0.5:1
Residential mortgage-backed securities as a % of portfolio                               60.4%              87.5%
Residential mortgage loans as a % of portfolio                                               -              12.5%
Loans collateralizing secured debt as a % of portfolio                                   39.6%                  -
Fixed-rate investments as % of portfolio                                                 18.4%              14.4%
Adjustable-rate investments as % of portfolio                                            81.6%              85.6%
Fixed-rate investments
    Residential mortgage-backed securities as a % of fixed-rate assets                    4.4%              39.5%
    Residential mortgage loans as a % of fixed-rate assets                                   -              60.5%
    Loans collateralizing secured debt as a % of fixed-rate assets                       95.6%                  -
Adjustable-rate investments
    Residential mortgage-backed securities as a % of adjustable-rate assets              73.0%              95.5%
    Residential mortgage loans as a % of adjustable-rate assets                              -               4.5%
    Loans collateralizing secured debt as a % of adjustable-rate assets                  27.0%                  -
Annualized yield on average earning assets during the period                             5.35%              7.02%
Annualized cost of funds on average repurchase agreements balance during
the period                                                                               4.64%              5.08%
Annualized interest rate spread during the period                                        0.71%              1.94%
Weighted average yield on assets at period-end                                           5.63%              6.62%
Weighted average cost of funds at period-end                                             7.10%              5.02%

 Residential Mortgage-Backed Securities

The table below summarizes our RMBS investments at September 30, 2008 and December 31, 2007:

                                           September 30,        December 31,
                                               2008                  2007
                                                 (dollars in thousands)
--------------------------------------------------------------------------------
Amortized cost                                    $897,685           $1,114,137
Unrealized gains                                     1,858               10,675
Unrealized losses                                (140,165)                (522)
                                         ---------------------------------------
Fair value                                        $759,378           $1,124,290
                                         =======================================

         As of September 30, 2008, the RMBS in our portfolio were purchased at a net discount to their par value. Our RMBS had a weighted average amortized cost of 99.4% and 98.8% at September 30, 2008 and December 31, 2007, respectively.

         The following tables summarize certain characteristics of our RMBS portfolio at September 30, 2008 and December 31, 2007.

                                                              Weighted Averages
                                 Estimated Value                               Constant
                                   (dollars in                   Yield to     Prepayment
                                  thousands) (1)      Coupon     Maturity       Rate(2)
-------------------------------------------------------------------------------------------

September 30, 2008                  $759,378          5.99%        6.23%           9%
December 31, 2007                  $1,124,290         6.32%        6.87%          10%

(1) All assets listed in this chart are carried at their fair value.
(2) Represents the estimated percentage of principal that will be prepaid over the next three months based on historical principal paydowns.

         Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 39 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of September 30, 2008, the average final contractual maturity of the RMBS portfolio is 19 years, and as of December 31, 2007, it was 29 years. The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models. Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

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

         After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the portfolio is an increase of 2.01% and the weighted average maximum lifetime increases and decreases for the portfolio are 6.26%.

         The following table summarizes our RMBS according to their estimated weighted average life classifications as of September 30, 2008 and December 31, 2007:

                                                               Fair Value
                                                     September 30,     December 31,
                                                          2008             2007
                                                         (dollars in thousands)
                                                    ----------------------------------
Less than one year                                          $      -        $  45,868
Greater than one year and less than five years               524,663        1,078,422
Greater than or equal to five years                          234,715                -
                                                    ----------------------------------
Total                                                       $759,378       $1,124,290
                                                    ==================================


Results of Operations for the Quarter and Nine Months Ended September 30, 2008 (No Comparable Information for 2007)

         Net Income/Loss Summary
         Our net loss for the quarter ended September 30, 2008 was $107.6 million, or $2.76 per share. Our loss for this quarter consisted primarily of realized losses on sales of assets.

         For the nine months ended September 30, 2008, our net loss was $128.6 million or $3.30 per share. We attribute the net loss for the nine months ended September 30, 2008 primarily to realized losses on sales of investments.

         The table below presents the net income/loss summary for the quarter and nine months ended September 30, 2008:

         Net Income/Loss Summary

                       (dollars in thousands, except for per share data)
-------------------------------------------------------------------------------------------

                                                             For the          For the Nine
                                                             Quarter             Months
                                                              Ended              Ended
                                                            September          September
                                                             30, 2008           30, 2008
-------------------------------------------------------------------------------------------

Interest income                                         $       23,458      $       81,603
Interest expense                                                15,543              49,590
                                                       ------------------  ----------------
Net interest income                                              7,915              32,013
                                                       ------------------  ----------------

Unrealized gains on interest rate swaps                         10,065               4,156
Realized losses on sales of investments                       (113,130)           (144,304)
Realized losses on terminations of interest
 rate swaps                                                    (10,460)            (10,337)
                                                       ------------------  ----------------

Net investment expense                                        (105,610)           (118,472)
                                                       ------------------  ----------------

Expenses
  Management fee                                                 1,681               6,136
  General and administrative expenses                              253               3,972
                                                       ------------------  ----------------
     Total expenses                                              1,934              10,108
                                                       ------------------  ----------------

Loss before income taxes                                      (107,544)           (128,580)
Income taxes                                                        12                  15
                                                       ------------------  ----------------

Net loss                                                $     (107,556)     $     (128,595)
                                                       ==================  ================

Net loss per share - basic and diluted                  $        (2.76)     $        (3.30)
                                                       ==================  ================

Weighted average number of shares outstanding - basic
 and diluted                                                38,992,893          38,994,357
                                                       ==================  ================

Comprehensive Loss:
Net loss                                               $     (107,556)     $     (128,595)
                                                       ------------------  ----------------
Other comprehensive loss:
   Unrealized loss on available-for-sale securities
Other comprehensive income:                                   (146,456)           (282,611)
   Reclassification adjustment for realized
    losses included
   in net income                                               113,130             144,304
                                                       ------------------  ----------------
   Other comprehensive loss                                    (33,326)           (138,307)
                                                       ------------------  ----------------
Comprehensive loss                                       $    (140,882)   $     (266,902)
                                                       ==================  ================

         Interest Income and Average Earning Asset Yield
         We had average earning assets of $1.8 billion for the quarter ended September 30, 2008. Our interest income was $23.5 million for the quarter ended September 30, 2008. The yield on our portfolio was 5.35% for the quarter ended September 30, 2008. We had average earning assets of $1.7 billion for the nine months ending September 30, 2008. Our interest income for this nine month period was $81.6 million. The yield on our portfolio was 6.03% for this nine month period.

         Interest Expense and the Cost of Funds
         Our largest expense is the cost of borrowed funds. We had average borrowed funds of $1.3 billion and total interest expense of $15.5 million for the quarter ended September 30, 2008. Our average cost of funds was 4.64% for the quarter ended September 30, 2008. We had average borrowed funds of $1.4 billion, total interest expense of $49.6 million, and our average cost of funds was 4.82% for the nine months ending September 30, 2008.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 2008, June 30, 2008, March 31, 2008, and the period commencing November 21, 2007 (inception) and ending December 31, 2007.


                                          Average Cost of Funds
                           (Ratios have been annualized, dollars in thousands)

                                                                                     Average
                                                                                     One-Month
                                                                                       LIBOR     Average      Average
                                                                                     Relative       Cost      Cost of
                                                                                         to      of Funds      Funds
                                                                    Average Average   Average   Relative to Relative to
                                        Average             Average  One-     Six-      Six-      Average     Average
                                        Borrowed  Interest  Cost of  Month    Month    Month     One-Month   Six-Month
                                         Funds     Expense   Funds   LIBOR   LIBOR      LIBOR      LIBOR       LIBOR
-------------------------------------- ---------- --------- ------- ------- -------- ---------- ----------- ------------
For the quarter ended
September 30, 2008                     $1,339,531   $15,543   4.64%   2.62%    3.19%    (0.57%)       2.02%        1.45%
------------------------------------------------------------------------------------------------------------------------
For the quarter ended
June 30, 2008                          $1,449,567   $20,025   5.53%   2.59%    2.93%    (0.34%)       2.94%        2.60%
------------------------------------------------------------------------------------------------------------------------
For the quarter ended
March 31, 2008                         $1,325,156   $14,022   4.23%   3.31%    3.18%      0.13%       0.92%        1.05%
------------------------------------------------------------------------------------------------------------------------
For the period ended
December 31, 2007                        $270,584      $415   5.08%   4.98%    4.84%      0.14%       0.10%        0.24%

         Net Interest Income
         Our net interest income, which equals interest income less interest expense, totaled $7.9 million for the quarter ended September 30, 2008. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.71% for the quarter ended September 30, 2008. Our net interest income totaled $32.0 million for the nine months ended September 30, 2008. Our net interest spread for this nine month period was 1.21%.

         The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended September 30, 2008, June 30, 2008, March 31, 2008, and the period commencing November 21, 2007 and ending December 31, 2007.

                                           Net Interest Income
                           (Ratios have been annualized, dollars in thousands)

                                                   Yield on
                                                    Average      Average                                         Net
                            Average    Interest    Interest    Balance of               Average        Net     Interest
                            Earning    Earned       Earning    Repurchase   Interest    Cost of      Interest   Rate
                          Assets Held  on Assets    Assets     Agreements    Expense     Funds       Income     Spread
------------------------------------------------------------------------------------------------------------------------
For the Quarter ended      $1,751,748    $23,419     5.35%      $1,339,531    $15,543    4.64%        $7,915    0.71%
  September 30, 2008
------------------------------------------------------------------------------------------------------------------------
For the Quarter ended      $1,917,969    $29,630     6.18%      $1,449,567    $20,025    5.53%        $9,926    0.65%
  June 30, 2008
------------------------------------------------------------------------------------------------------------------------
For the Quarter ended      $1,555,896    $25,790     6.63%      $1,325,156    $14,022    4.23%       $14,172    2.40%
  March 31, 2008
------------------------------------------------------------------------------------------------------------------------
For the Period               $399,736     $3,492     7.02%        $270,584       $415    5.08%        $3,077    1.94%
  ended December 31,
  2007

         Gains and Losses on Sales of Assets and Interest Rate Swaps
         During the quarter ended September 30, 2008, we sold assets with a carrying value of $432.6 million in AAA-rated non-Agency RMBS and terminated $983.4 million in interest rate swaps, which resulted in net realized losses of approximately $113.1 million and $10.5 million, respectively.

         Management Fee and General and Administrative Expenses
         We paid FIDAC a base management fee of $1.7 million for the quarter ended September 30, 2008. We did not pay an incentive fee for the quarter ended September 30, 2008. We paid FIDAC a base management fee of $6.1 million for the nine months ended September 30, 2008 and did not pay it an incentive fee for this nine month period.

         General and administrative (or G&A) expenses were $253 thousand for the quarter ended September 30, 2008 and $4.0 million for the nine months ended September 30, 2008.

         Total expenses as a percentage of average total assets were 0.46% for the quarter ended September 30, 2008 and were 0.75% for the nine months ended September 30, 2008.

         Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

         The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended September 30, 2008, June 30, 2008, March 31, 2008, and the period commencing November 21, 2007 and ending December 31, 2007.

                         Management Fee and G&A Expenses and Operating Expense
                      Ratios (Ratios have been annualized, dollars in thousands)

                                                     Total         Total Management      Total Management
                                                   Management        Fee and G&A           Fee and G&A
                                                  Fee and G&A      Expenses/Average      Expenses/Average
                                                    Expenses         Total Assets             Equity
------------------------------------------------------------------------------------------------------------
For the Quarter ended September 30, 2008             $1,934             0.46%                 2.46%
------------------------------------------------------------------------------------------------------------
For the Quarter ended June 30, 2008                  $3,380             0.70%                 3.35%
------------------------------------------------------------------------------------------------------------
For the Quarter ended March 31, 2008                 $4,792             1.10%                 4.00%
------------------------------------------------------------------------------------------------------------
For the Period Commencing November 21,               $1,822             1.55%                 3.05%
  2007 and Ending December 31, 2007

         Net Income/Loss and Return on Average Equity
         Our net loss was $107.6 million for the quarter ended September 30, 2008, and $128.6 million for the nine months ended September 30, 2008. We attribute the losses incurred during the nine months ended September 30, 2008 to realized losses on sales of investments and terminations of interest rate swaps. The table below shows our net interest income, gain (loss) on sale of assets, unrealized gains (loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2008, June 30, 2008 and March 31, 2008, and the period commencing November 21, 2007 and ending December 31, 2007.


                                               Components of Return on Average Equity
                                                  (Ratios have been annualized)

                                                  Net       Gain/(Loss)    Unrealized
                                               Interest      on Sale of  Gain/(Loss) on       Total
                                                Income/     Investments  Interest Rate      Expenses/        Income    Return on
                                                Average       /Average   Swaps/Average       Average      Tax/Average   Average
                                                Equity         Equity        Equity          Equity          Equity     Equity
--------------------------------------------------------------------------------------------------------------------------------
For the Quarter ended September 30, 2008             10.07%    (157.28%)         12.81%       (2.46%)        (0.02%)   (136.88%)
--------------------------------------------------------------------------------------------------------------------------------
For the Quarter ended June 30, 2008                   9.84%        1.75%         25.36%       (3.35%)             -      33.60%
--------------------------------------------------------------------------------------------------------------------------------
For the Quarter ended March 31, 2008                 11.83%     (27.40%)       (26.29%)       (4.00%)             -     (45.86%)
--------------------------------------------------------------------------------------------------------------------------------
For the Period Commencing November 21, 2007
and Ending December 31, 2007                          5.16%            -        (6.97%)       (3.05%)        (0.01%)     (4.87%)


Liquidity and Capital Resources

         We held cash and cash equivalents of approximately $6.2 million at September 30, 2008.

         Our operating activities used net cash of approximately $3.2 million for the quarter ended September 30, 2008. We generated net cash of approximately $12.4 million from operations for the nine months ended September 30, 2008.

         Our investing activities provided net cash of $258.7 million for the quarter ended September 30, 2008, and used net cash of $845 million for the nine months ended September 30, 2008. We used the cash provided by our repurchase financing activities primarily for the purchase of investments.

         Our financing activities as of September 30, 2008 consisted of proceeds from repurchase agreements. We expect to continue to borrow funds in the form of repurchase agreements as well as other types of financing. As of September 30, 2008, we had $619.7 million outstanding under our repurchase agreement with Annaly collateralized by our RMBS with weighted average borrowing rates of 8.38% and weighted average remaining maturities of 1 day. The RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $736.8 million at September 30, 2008. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions will differ for each of our lenders and will not be determined until we engage in a specific repurchase transaction.

         At September 30, 2008, June 30, 2008 and March 31, 2008, the repurchase agreements for RMBS had the following remaining maturities:


                                       September 30, 2008        June 30, 2008         March 31, 2008
                                                              (dollars in thousands)
----------------------------------------------------------------------------------------------------------
Within 30 days                                      $619,657              $539,603               $598,168
30 to 59 days                                              -               344,972                384,964
60 to 89 days                                              -                     -                      -
90 to 119 days                                             -                24,514                      -
Greater than or equal to 120 days                          -                     -                 24,514
                                       -------------------------------------------------------------------
Total                                               $619,657              $909,089             $1,007,646
                                       ===================================================================

         We had entered into two master repurchase agreements pursuant to which we financed mortgage loans. We terminated these agreements during the quarter in order to avoid paying non-usage fees under those agreements. One agreement was a $500 million lending facility of which $200 million was on an uncommitted basis. The second agreement was a $350 million committed lending facility.

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

         We are not required by our investment guidelines to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. However, our repurchase agreements for whole loans require us to maintain certain debt-to-equity ratios. At September 30, 2008, our total debt was approximately $1.1 billion which represented a debt-to-equity ratio of approximately 4.6:1.


Stockholders' Equity

         During the quarter ended September 30, 2008, we declared dividends to common shareholders totaling $6.0 million, or $0.16 per share, all of which was paid on October 31, 2008.

Management Agreement and Related Party Transactions

         We have entered into a management agreement with FIDAC, pursuant to which FIDAC is entitled to receive a base management fee, incentive compensation and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The base management fee is payable quarterly in arrears in an amount equal to 1.75% per annum, calculated quarterly, of our stockholders' equity (as defined in the management agreement). On October 13, 2008, we and FIDAC amended the management agreement to reduce the base management fee from 1.75% per annum to 1.50% per annum of our stockholders' equity and provide that the incentive fees may be paid in cash or shares of the Company's common stock, at the election of the Company's board of directors. On October 19, 2008, we and FIDAC further amended the management agreement to provide that the incentive fee be eliminated in its entirety and FIDAC receive only the base management fee of 1.50% per annum of our stockholders' equity. FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. The base management fee will be reduced, but not below zero, by our proportionate share of any CDO base management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs. We expect to enter into certain contracts that contain a variety of indemnification obligations, principally with FIDAC, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. Management fees accrued and payable for the quarter ending September 30, 2008 are $1.7 million. Management fees accrued for the nine months ended September 30, 2008 were $6.1 million.

Financing Arrangements with Annaly

         In March 2008, we entered into a RMBS repurchase agreement with Annaly. This agreement contains customary representations, warranties and covenants contained in such agreements. As of September 30, 2008, we had $619.7 million outstanding under the agreement with a weighted average borrowing rate of 8.38%.

Restricted Stock Grants

         During the quarter ended September 30, 2008, 35,075 shares of restricted stock we had awarded to our Manager's employees vested and 6,957 shares were forfeited or cancelled. We did not grant any incentive awards during the quarter ended September 30, 2008. For the nine months ended September 30, 2008, 108,675 shares vested and 13,670 shares were forfeited.

         At September 30, 2008 there are approximately $1.2 million unvested shares of restricted stock issued to employees of FIDAC. For the three months ended September 30, 2008, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $254 thousand. For the nine months ended September 30, 2008 compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $1.3 million.

Contractual Obligations and Commitments

         The following table summarizes our contractual obligations at September 30, 2008.

                                                     (dollars in thousands)
                                -------------------------------------------------------------------
                                                                          Greater
                                                                          Than or
                                 Within One     One to      Three to     Equal to
Contractual Obligations             Year      Three Years  Five Years   Five Years       Total
---------------------------------------------------------------------------------------------------
Repurchase agreements for RMBS       $619,657          $-          $-           $-         $619,657
Securitized debt                       78,185     142,964     118,807      183,284          523,240
Interest expense on RMBS
repurchase agreements(1)                    -           -           -            -                -
Interest expense on securitized
 debt(1)                               29,220      49,708      33,740      255,887          368,555
                                -------------------------------------------------------------------
Total                                $727,062    $192,672    $152,547     $439,171       $1,511,452
                                ===================================================================

(1) Interest is based on variable rates in effect as of September 30, 2008.

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

         Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2008 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                            Projected Percentage Change in         Projected Percentage Change in
        Change in Interest Rate                   Net Interest Income                      Portfolio Value
----------------------------------------------------------------------------------------------------------------------
-75 Basis Points                                        (6.88%)                                 0.70%
-50 Basis Points                                        (5.02%)                                 0.52%
-25 Basis Points                                        (3.14%)                                 0.32%
Base Interest Rate
+25 Basis Points                                         1.44%                                 (0.14%)
+50 Basis Points                                         2.62%                                 (0.40%)
+75 Basis Points                                         3.81%                                 (0.68%)


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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2008. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.


                                                 Within 3                     1 Year to 3     Greater than
                                                  Months       3-12 Months       Years          3 Years          Total
---------------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Rate sensitive assets                         $       47,191   $          -  $      139,737   $   1,307,968   $  1,494,896
Cash equivalents                                       6,167              -               -               -          6,167
                                              -----------------------------------------------------------------------------
Total rate sensitive assets                           53,358              -         139,737       1,307,968      1,501,063
                                              -----------------------------------------------------------------------------
Rate sensitive liabilities, with the effect
  of swaps                                           619,657              -               -         523,241      1,142,898
                                              -----------------------------------------------------------------------------
Interest rate sensitivity gap                 $    (566,299)  $           -  $      139,737   $     784,727  $     358,165
                                              =============================================================================
Cumulative rate sensitivity gap               $    (566,299)  $   (566,299)  $    (426,562)   $     358,165
                                              ==============================================================

Cumulative interest rate sensitivity gap as
   a percentage of total rate-sensitive
   assets                                         (38%)           (38%)          (28%)            24%
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

DIFFICULT CONDITIONS IN THE FINANCIAL MARKETS AND THE ECONOMY GENERALLY, HAVE CAUSED US AND MAY CONTINUE TO CAUSE US MARKET LOSSES RELATED TO OUR HOLDINGS, AND WE DO NOT EXPECT THESE CONDITIONS TO IMPROVE IN THE NEAR FUTURE.

         Our results of operations are materially affected by conditions in the mortgage market, the financial markets and the economy generally. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. The mortgage market, including the market for prime and Alt-A loans, has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The severity of the liquidity limitation was largely unanticipated by the markets. For now (and for the foreseeable future), access to mortgages has been substantially limited. While the limitation on financing was initially in the sub-prime mortgage market, the liquidity issues have now also affected prime and Alt-A non-Agency lending, with mortgage rates remaining much higher than previously available in recent periods and many product types being severely curtailed. This has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. The market deterioration has caused us to expect increased losses related to our holdings and to sell assets at a loss.

         Although as of and for the quarter ended September 30, 2008 we sold assets with a carrying value of $432.6 million in AAA-rated non-Agency RMBS for a loss of approximately $113.1 million and terminated $983.4 million in notional interest rate swaps for a loss of approximately $10.5 million, which together resulted in a net realized loss of approximately $123.6 million. Further declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

         A substantial portion of our assets are classified for accounting purposes as "available-for-sale" and carried at fair value. Changes in the fair values of those assets are directly charged or credited to other comprehensive income. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings.

         All of our repurchase agreements and interest rate swap agreements are subject to bilateral margin calls in the event that the collateral securing our obligations under those facilities exceeds or does not meet our collateralization requirements. We analyze the sufficiency of our collateralization daily, and as of September 30, 2008, on a net basis, the fair value of the collateral, including restricted cash, securing our obligations under repurchase agreements and interest rate swaps, exceeded the amount of such obligations by approximately $130.8 million. During the nine months ended June 30, 2008, due to the deterioration in the market value of our assets, we received and met margin calls under our repurchase agreements, which resulted in our obtaining additional funding from third parties, including from Annaly, and taking other steps to increase our liquidity. Additionally, the disruptions during the nine months ended September 30, 2008 resulted in us not being in compliance with the net income covenant in one of our whole loan repurchase agreements and the liquidity covenants in our other whole loan repurchase agreement at a time during which we had no amounts outstanding under those facilities. We amended these covenants, and on July 29, 2008, we terminated those facilities to avoid paying non-usage fees. Should we receive additional margin calls, we may not be able to amend the restrictive covenants or obtain other funding. If we were unable to post additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so and such sales may be at a loss. A reduction in credit available may reduce our earnings and, in turn, cash available to us for distribution to stockholders.

         Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. In addition, we rely on the availability of financing to acquire residential mortgage loans, real estate-related securities and real estate loans on a leveraged basis. Institutions from which we will seek to obtain financing may have owned or financed residential mortgage loans, real estate-related securities and real estate loans, which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

A SIGNIFICANT PORTION OF OUR FINANCING IS FROM ANNALY WHICH IS A SIGNIFICANT SHAREHOLDER OF OURS AND WHICH OWNS OUR MANAGER.

         Our ability to fund our investments on a leveraged basis depends to a large extent upon our ability to secure warehouse, repurchase, credit, and/or commercial paper financing on acceptable terms. The current dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, we have entered into a RMBS repurchase agreement with Annaly. This agreement contains customary representations, warranties and covenants contained in such agreements. As of September 30, 2008, we had approximately $620.0 million outstanding under this agreement, which constitutes approximately 56% of our total financing. Our RMBS repurchase agreement with Annaly is rolled daily at market rates, bears interest at LIBOR plus 150 basis points, and is secured by the RMBS pledged under the agreement. We do not expect to increase significantly the amount of securities pledged to Annaly or significantly increase or decrease the funds we borrow from Annaly. We cannot assure you that Annaly will continue to provide us with such financing. If Annaly does not provide us with financing, we cannot assure you that we will be able to replace such financing, and if we are not able to replace this financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

THE LACK OF LIQUIDITY IN OUR INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS, INCLUDING OUR ABILITY TO VALUE AND SELL OUR ASSETS.

         We have invested and may continue to invest in securities or other instruments that are not liquid. Moreover, turbulent market conditions, such as those currently in effect, could significantly and negatively impact the liquidity of our assets. It may be difficult or impossible to obtain third party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid investments may be more subjective than more liquid investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

THERE CAN BE NO ASSURANCE THAT THE ACTIONS OF THE U.S. GOVERNMENT, FEDERAL RESERVE AND OTHER GOVERNMENTAL AND REGULATORY BODIES FOR THE PURPOSE OF STABILIZING THE FINANCIAL MARKETS, OR MARKET RESPONSE TO THOSE ACTIONS, WILL ACHIEVE THE INTENDED EFFECT, OUR BUSINESS MAY NOT BENEFIT FROM THESE ACTIONS AND FURTHER GOVERNMENT OR MARKET DEVELOPMENTS COULD ADVERSELY IMPACT US.

         In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

         There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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



Item 6.  EXHIBITS

Exhibits:

         The exhibits required by this item are set forth on the Exhibit Index attached hereto

EXHIBIT INDEX

Exhibit       Description
Number
3.1           Articles of Amendment and Restatement of Chimera Investment Corporation  (filed as Exhibit
              3.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.
              333-145525) filed on September 27, 2007 and incorporated herein by reference)
3.2           Amended and Restated Bylaws of Chimera Investment Corporation  (filed as Exhibit 3.2 to the Company's Registration Statement on Amendment No. 2 to Form S-11 (File No. 333-145525)
              filed on November 5, 2007 and incorporated herein by reference)
4.1           Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.
              333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.1          Form of Management Agreement between Chimera Investment Corporation and Fixed Income
              Discount Advisory Company (filed as Exhibit 10.1 to the Company's Registration Statement
              on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.2          Form of Amendment No. 1 to the Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.2 to the Company's
              Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-151403) filed on
              October 14, 2008 and incorporated herein by reference)
10.3          Form of Amendment No. 2 to the Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company  (filed as Exhibit 10.1 to the Company's
              Current Report on Form 8-K filed on October 20, 2008 and incorporated herein by reference)
10.4+         Form of Equity Incentive Plan  (filed as Exhibit 10.2 to the Company's Registration
              Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27,
              2007 and incorporated herein by reference)
10.5+         Form of Restricted Common Stock Award (filed as Exhibit 10.3 to the Company's Registration
              Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27,
              2007 and incorporated herein by reference)
10.6+         Form of Stock Option Grant (filed as Exhibit 10.4 to the Company's Registration Statement
              on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.7          Form of Master Securities Repurchase Agreement  (filed as Exhibit 10.5 to the Company's
              Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-145525) filed on
              November 13, 2007 and incorporated herein by reference)
31.1          Certification of Matthew Lambiase, Chief Executive Officer and
              President of the Registrant, pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
31.2          Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1          Certification of Matthew Lambiase, Chief Executive Officer and President of the
              Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.
32.2          Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.
+ Represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                      CHIMERA INVESTMENT CORPORATION


                      By:  /s/ Matthew Lambiase
                           ------------------------
                           Matthew Lambiase
                           Chief Executive Officer and President
                           November 10, 2008


                      By:  /s/ A. Alexandra Denahan
                           ------------------------
                           A. Alexandra Denahan
                           Chief Financial Officer (Principal Financial Officer) November 10, 2008