Form 10-K
period 2008-12-31
CHIMERA INVESTMENT CORP
filed 2009-03-03
CIK 1409493

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008

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
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation of organization)         Identification Number)

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

                                      None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [_]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_]     Accelerated filer [X]
Non-accelerated filer   [_]     Smaller reporting company [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X].

At June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $307,090,839 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant's Common Stock outstanding on February 27, 2009 was 177,196,945.

                       Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                         CHIMERA INVESTMENT CORPORATION
--------------------------------------------------------------------------------
                          2008 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1. BUSINESS                                                               3

ITEM 1A. RISK FACTORS                                                         13

ITEM 1B. UNRESOLVED STAFF COMMENTS                                            41

ITEM 2. PROPERTIES                                                            41

ITEM 3. LEGAL PROCEEDINGS                                                     41

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   41

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES         41

ITEM 6. SELECTED FINANCIAL DATA                                               42

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                 44

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           67

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           71

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE                                                  71

ITEM 9A. CONTROLS AND PROCEDURES                                              71

ITEM 9B. OTHER INFORMATION                                                    72

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE               73

ITEM 11. EXECUTIVE COMPENSATION                                               73

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS                                          73

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE                                                         73

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                               73

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                           73

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

     o    effects of interest rate caps on our adjustable-rate investments;

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption "Risk Factors" in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business

The Company

     We are a specialty finance company that invests in residential mortgage backed securities, or RMBS, residential mortgage loans, real estate-related securities and various other asset classes. We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ending on December 31, 2007. Therefore, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders. We commenced operations in November 2007.

     We are externally managed by Fixed Income Discount Advisory Company, which we refer to as our Manager or FIDAC. Our Manager is an investment advisor registered with the Securities and Exchange Commission, or SEC. Additionally, our Manager is a wholly-owned subsidiary of Annaly Capital Management, Inc., or Annaly, a New York Stock Exchange-listed REIT, which has a long track record of managing investments in U.S. government agency mortgage-backed securities.

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

Our Manager

     We are externally managed and advised by FIDAC pursuant to a management agreement. All of our officers are employees of our Manager or one of its affiliates. Our Manager is a fixed-income investment management company specializing in managing investments in U.S. government agency residential mortgage-backed securities, or Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae. Our Manager also has experience in managing investments in non-Agency RMBS and collateralized debt obligations, or CDOs; real estate-related securities; and managing credit and interest rate-sensitive investment strategies. Our Manager commenced active investment management operations in 1994. At December 31, 2008 our Manager was the adviser or sub-adviser for funds with approximately $2.5 billion in net assets and $10.7 billion in gross assets, predominantly Agency RMBS.

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

     Our Manager has well-respected and established portfolio management resources for each of our targeted asset classes and a sophisticated infrastructure supporting those resources, including investment professionals focusing on residential mortgage loans, Agency and non-Agency RMBS and other asset-backed securities, or ABS. Additionally, we have benefitted and expect to continue to benefit from our Manager's finance and administration functions, which address legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.

     We do not pay any of our officers any cash compensation. Rather, we pay our Manager a base management fee pursuant to the terms of the management agreement.

Our Investment Strategy

     Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by investing in a diversified investment portfolio of RMBS, residential mortgage loans, real estate-related securities and various other asset classes, subject to maintaining our REIT status and exemption from registration under the 1940 Act. The RMBS, ABS, commercial mortgage backed securities, or CMBS, and CDOs we purchase may include investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

     We rely on our Manager's expertise in identifying assets within our target asset classes. Our Manager makes investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and our exemption from registration under the 1940 Act.

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

     Our targeted asset classes and the principal investments we expect to make in each are as follows:

                  Asset Class                     Principal Investments
                  -----------                     ---------------------

Residential Mortgage-Backed Securities  o   Non-Agency RMBS, including
                                            investment-grade and non-investment
                                            grade classes, including the
                                            BB-rated, B-rated and non-rated
                                            classes.

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

Other Asset-Backed Securities           o   CMBS.

                                        o   Debt and equity tranches of CDOs.

                                        o   Consumer and non-consumer ABS,
                                            including investment-grade and
                                            non-investment grade classes,
                                            including the BB-rated, B-rated and
                                            non-rated classes.

     Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks. Our investment portfolio at December 31, 2008 was weighted toward non-Agency RMBS. We expect that over the near term, our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

     In addition, we have engaged in and anticipate continuing to engage in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS. We may also engage in similar transactions with non-Agency RMBS in which we acquire AAA-rated non-Agency RMBS and immediately re-securitize those securities. We would sell the resulting AAA-rated super senior RMBS and retain the AAA-rated mezzanine RMBS. Our investment decisions, however, will depend on prevailing market conditions and will change over time. As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments. We may change our investment strategy and policies without a vote of our stockholders.

     We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2007 and operate our business to be exempt from registration under the 1940 Act, and therefore we are required to invest a substantial majority of our assets in loans secured by mortgages on real estate and real estate-related assets. Subject to maintaining our REIT qualification and our 1940 Act exemption, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

Investment Portfolio

     The following briefly discusses the principal types of investments that we have made and expect to make:

Residential Mortgage-Backed Securities

     We have invested in and intend to continue to invest in RMBS which are typically pass-through certificates created by the securitization of a pool of mortgage loans that are collateralized by residential real estate properties.

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

     We invest in investment grade and non-investment grade RMBS. We evaluate the credit characteristics of these types of securities, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime cap, weighted-average loan-to-value and weighted-average FICO score. Qualifying securities are then analyzed using base line expectations of expected prepayments and losses from given sectors, issuers and the current state of the fixed-income market. Losses and prepayments are stressed simultaneously based on a credit risk-based model. Securities in this portfolio are monitored for variance from expected prepayments, frequencies, severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments.

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

     We may invest in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. We refer to these U.S. government agencies as Agencies, and to the mortgage pass-through certificates they issue or guarantee as Agency Mortgage Pass-through Certificates. More specifically, Agency Mortgage Pass-through Certificates are securities representing interests in "pools" of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. We may also invest in CMOs issued by the Agencies. CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We refer to these types of securities as Agency CMOs, and we refer to Agency Mortgage Pass-through Certificates and Agency CMOs as Agency RMBS.

     Agency RMBS are collateralized by either fixed-rate mortgage loans, or FRMs, adjustable-rate mortgage loans, or ARMs, or hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps. Our allocation between securities collateralized by FRMs, ARMs or hybrid ARMs will depend on various factors including, but not limited to, relative value, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We take these factors into account when we make these types of investments.

     Recently, the government passed the Housing and Economic Recovery Act of 2008. Fannie Mae and Freddie Mac have recently been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under the Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

     The Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of equity and preferred securities and residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

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

     We anticipate engaging in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS. We may also engage in similar transactions with non-Agency RMBS in which we would acquire AAA-rated non-Agency RMBS and immediately re-securitize those securities. We would sell the resulting AAA-rated super senior RMBS and retain the AAA-rated mezzanine RMBS.

Residential Mortgage Loans

     We have invested and intend to continue to invest in residential mortgage loans (mortgage loans secured by residential real property) primarily through direct purchases from selected high-quality originators. We intend to enter into additional mortgage loan purchase agreements with a number of primary mortgage loan originators, including mortgage bankers, commercial banks, savings and loan associations, home builders, credit unions and mortgage conduits. We may also purchase mortgage loans on the secondary market. We expect these loans to be secured primarily by residential properties in the United States.

     We invest primarily in residential mortgage loans underwritten to our specifications. The originators perform the credit review of the borrowers, the appraisal of the properties securing the loan, and maintain other quality control procedures. We generally consider the purchase of loans when the originators have verified the borrowers' income and assets, verified their credit history and obtained appraisals of the properties. We or a third party perform an independent underwriting review of the processing, underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan. Depending on the size of the loans, we may not review all of the loans in a pool, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower's credit score and other criteria we believe to be important indicators of credit risk. Additionally, before the purchase of loans, we obtain representations and warranties from each originator stating that each loan is underwritten to our requirements or, in the event underwriting exceptions have been made, we are informed so that we may evaluate whether to accept or reject the loans. An originator who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. As added security, we use the services of a third-party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping. As a result, all of the original loan collateral documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the third-party document custodian.

     We currently do not intend to originate mortgage loans or provide other types of financing to the owners of real estate. We currently do not intend to establish a loan servicing platform, but expect to retain highly-rated servicers to service our mortgage loan portfolio. We purchase certain residential mortgage loans on a servicing-retained basis. In the future, however, we may decide to originate mortgage loans or other types of financing, and we may elect to service mortgage loans and other types of assets.

     We expect that all servicers servicing our loans will be highly rated by the rating agencies. We also conduct a due diligence review of each servicer before executing a servicing agreement. Servicing procedures will typically follow Fannie Mae guidelines but will be specified in each servicing agreement. All servicing agreements will meet standards for inclusion in highly rated mortgage-backed or asset-backed securitizations. We have entered into a master servicing agreement with Wells Fargo, N.A. to assist us with management, servicing oversight, and other administrative duties associated with managing our mortgage loans.

     We expect that the loans we acquire will be first lien, single-family residential traditional fixed-rate, adjustable-rate and hybrid adjustable-rate loans with original terms to maturity of not more than 40 years and are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter. Fixed-rate mortgage loans bear an interest rate that is fixed for the life of the loan. All adjustable-rate and hybrid adjustable-rate residential mortgage loans will bear an interest rate tied to an interest rate index. Most loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. The interest rate on each adjustable-rate mortgage loan resets monthly, semi-annually or annually and generally adjusts to a margin over a U.S. Treasury index or the LIBOR index. Hybrid adjustable-rate loans have a fixed rate for an initial period, generally three to ten years, and then convert to adjustable-rate loans for their remaining term to maturity.

     We acquire residential mortgage loans for our portfolio with the intention of either securitizing them and retaining them in our portfolio as securitized mortgage loans, or holding them in our residential mortgage loan portfolio. To facilitate the securitization or financing of our loans, we expect to generally create subordinate certificates, which provide a specified amount of credit enhancement. We expect to issue securities through securities underwriters and either retain these securities or finance them in the repurchase agreement market. There is no limit on the amount we may retain of these below-investment-grade subordinate certificates. Until we securitize our residential mortgage loans, we expect to finance our residential mortgage loan portfolio through the use of warehouse facilities and repurchase agreements.

Other Asset-Backed Securities

     We may invest in securities issued in various CDO offerings to gain exposure to bank loans, corporate bonds, ABS, mortgages, RMBS and CMBS and other instruments. To avoid any actual or perceived conflicts of interest with our Manager, an investment in any such security structured or managed by our Manager will be approved by a majority of our independent directors. To the extent such securities are treated as debt of the CDO issuer for federal income tax purposes, we will hold the securities directly, subject to the requirements of our continued qualification as a REIT. To the extent the securities represent equity interests in a CDO issuer for federal income tax purposes, we may be required to hold such securities through a taxable REIT subsidiary, or TRS, which would cause the income recognized with respect to such securities to be subject to federal (and applicable state and local) corporate income tax. See "Risk Factors - Tax Risks." We could fail to qualify as a REIT or we could become subject to a penalty tax if the income we recognize from certain investments that are treated or could be treated as equity interests in a foreign corporation exceed 5% of our gross income in a taxable year.

     We may invest in CMBS, which are secured by, or evidence ownership interests in, a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We intend to invest in CMBS that will yield current interest income and where we consider the return of principal to be likely. We intend to acquire CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks and other entities.

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

     We also intend to invest in consumer ABS. These securities are generally securities for which the underlying collateral consists of assets such as home equity loans, credit card receivables and auto loans. We also expect to invest in non-consumer ABS. These securities are generally secured by loans to businesses and consist of assets such as equipment loans, truck loans and agricultural equipment loans. Issuers of consumer and non-consumer ABS generally are special purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders. We may purchase RMBS and ABS which are denominated in foreign currencies or are collateralized by non-U.S. assets.

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

     Subject to our maintaining our qualification as a REIT, we may use a number of sources to finance our investments, including the following:

     o Repurchase Agreements. We finance certain of our assets through the use of repurchase agreements. We anticipate that repurchase agreements will be one of the sources we will use to achieve our desired amount of leverage for our residential real estate assets. We maintain formal relationships with multiple counterparties to obtain financing on favorable terms.

     o Warehouse Facilities. We may utilize credit facilities for capital needed to fund our assets. We intend to maintain formal relationships with multiple counterparties to maintain warehouse lines on favorable terms.

     o Securitization. We have and may continue to acquire residential mortgage loans for our portfolio with the intention of securitizing them and retaining the securitized mortgage loans in our portfolio. To facilitate the securitization or financing of our loans, we generally create subordinate certificates, providing a specified amount of credit enhancement, which we intend to retain in our portfolio.

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

Our Interest Rate Hedging and Risk Management Strategy

     We may, from time to time, utilize derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Under the federal income tax laws applicable to REITs, we generally enter into certain transactions to hedge indebtedness that we incur, or plan to incur, to acquire or carry real estate assets, although our total gross income from such hedges and other non-qualifying sources must not exceed 25% of our gross income.

     We engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets. The federal income tax rules applicable to REITs require us to implement certain of these techniques through a taxable REIT subsidiary or "TRS" that is fully subject to corporate income taxation. Our interest rate management techniques may include:

     o    puts and calls on securities or indices of securities;

     o    Eurodollar futures contracts and options on such contracts;

     o    interest rate caps, swaps and swaptions;

     o    U.S. treasury securities and options on U.S. treasury securities; and

     o    other similar transactions.

     We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed-rate assets are financed with fixed-rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. This will allow us to minimize the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

Compliance with REIT and Investment Company Requirements

     We monitor our investment securities and the income from these securities and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exempt status under the 1940 Act.

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

The Management Agreement

     We entered into a management agreement with our Manager with an initial term ending December 31, 2010, with automatic, one-year renewals at the end of each calendar year following the initial term, subject to approval by our independent directors. Under the management agreement, our Manager implements our business strategy and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions; determining investment criteria in conjunction with our board of directors; sourcing, analyzing and executing investments; asset sales and financings; and performing asset management duties.

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

     We pay our Manager a base management fee quarterly in arrears in an amount equal to 1.50% per annum, calculated quarterly, of our stockholders' equity. For purposes of calculating the base management fee, our stockholders' equity means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, and less any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount is adjusted to exclude one-time events pursuant to changes in generally accepted accounting principles, or GAAP, and certain non-cash charges after discussions between our Manager and our independent directors and approved by a majority of our independent directors. The base management fee will be reduced, but not below zero, by our proportionate share of any CDO base management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs. The base management fee is payable independent of the performance of our investment portfolio.

     For the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, our Manager earned base management fees of $8.4 million and $1.2 million, respectively and received expense reimbursement of $0 and $698 thousand, respectively. Currently, our Manager has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. In October 2008, we and FIDAC amended our management agreement to reduce the base management fee from 1.75% per annum to 1.50% per annum of our stockholders' equity and eliminate the incentive fees previously provided for in the management agreement.

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

Distributions

     To maintain our qualification as a REIT, we must distribute substantially all of our taxable income to our stockholders for each year. We have declared and paid regular quarterly dividends in the past and intend to do so in the future.

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

        Risks Associated With Recent Adverse Developments in the Mortgage
                           Finance and Credit Markets

Difficult conditions in the financial markets and the economy generally have caused us and may continue to cause us market value losses related to our holdings, and we do not expect these conditions to improve in the near future.

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

     During the year ended December 31, 2008, in order to reduce our leverage to protect our portfolio from increased market volatility, we sold assets with a carrying value of $802.5 million in non-Agency RMBS and unsecured loans for a loss of approximately $144.3 million and terminated $1.5 billion in notional interest rate swaps for a loss of approximately $10.3 million, which together resulted in a net realized loss of approximately $154.6 million. Further declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

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

     All of our repurchase agreements and interest rate swap agreements are subject to bilateral margin calls in the event that the collateral securing our obligations under those facilities exceeds or does not meet our collateralization requirements. We analyze the sufficiency of our collateralization daily. During 2008, due to the deterioration in the market value of our assets, we received and met margin calls under our repurchase agreements, which resulted in our obtaining additional funding from third parties, including from Annaly (see "Certain Relationships and Related Transactions"), and taking other steps to increase our liquidity. Additionally, the disruptions during the year ended December 31, 2008 resulted in us not being in compliance with the net income covenant in one of our whole loan repurchase agreements and the liquidity covenants in our other whole loan repurchase agreement at a time during which we had no amounts outstanding under those facilities. We amended these covenants, and on July 29, 2008, we terminated those facilities to avoid paying non-usage fees. A reduction in credit available may reduce our earnings and, in turn, cash available to us for distribution to stockholders.

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

     Our ability to fund our investments on a leveraged basis depends to a large extent upon our ability to secure warehouse, repurchase, credit, and/or commercial paper financing on acceptable terms. The current dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, we have entered into a RMBS repurchase agreement with Annaly, which owns approximately 8.6% of our outstanding shares of common stock. This agreement contains customary representations, warranties and covenants contained in such agreements including Annaly having the right to make margin calls if the value of our RMBS collateralizing the agreement falls. As of December 31, 2008, we had $562.1 million outstanding under this agreement which consists of approximately 53% of our total financing. Our RMBS repurchase agreement with Annaly is rolled daily at market rates and is secured by the RMBS pledged under the agreement. We do not expect to increase significantly the amount of securities pledged to Annaly or significantly increase or decrease the funds we borrow from Annaly. We cannot assure you that Annaly will continue to provide us with such financing. If Annaly does not provide us with financing, we cannot assure you that we will be able to replace such financing. If we are not able to replace this financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

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

     We have no separate facilities and are completely reliant on our Manager. We have no employees other than our officers. Our officers are also employees of our Manager, which has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager. Our Manager's employees evaluate, negotiate, structure, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the senior managers of our Manager could have a material adverse effect on our performance. In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's senior managers. Our management agreement with our Manager only extends until December 31, 2010. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager's employees are contractually dedicated to us under our management agreement with our Manager. The only employees of our Manager who are primarily dedicated to our operations are Christian J. Woschenko, our Head of Investments, and William B. Dyer, our Head of Underwriting.

There are conflicts of interest in our relationship with our Manager and Annaly, which could result in decisions that are not in the best interests of our stockholders.

     We are subject to conflicts of interest arising out of our relationship with Annaly and our Manager. An Annaly executive officer is our Manager's sole director, two of Annaly's employees are our directors and several of Annaly's employees are officers of our Manager and us. Specifically, each of our officers also serves as an employee of our Manager or its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Annaly or our Manager. There may also be conflicts in allocating investments which are suitable both for us and Annaly as well as other FIDAC managed funds. Annaly may compete with us with respect to certain investments which we may want to acquire, and as a result we may either not be presented with the opportunity or have to compete with Annaly to acquire these investments. Our Manager and our officers may choose to allocate favorable investments to Annaly instead of to us. The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us. Further, during turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, other entities for which our Manager also acts as an investment manager will likewise require greater focus and attention, placing our Manager's resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that the allocation policy that addresses some of the conflicts relating to our investments, which is described under "Business-Conflicts of Interest," will be adequate to address all of the conflicts that may arise. In addition, we have entered into a repurchase agreement with Annaly, our Manager's parent, to finance our RMBS. This financing arrangement may make us less likely to terminate our Manager, It could also give rise to further conflicts because Annaly may be a creditor of ours. As one of our creditors, Annaly's interests may diverge from the interests of our stockholders.

     We pay our Manager substantial management fees regardless of the performance of our portfolio. Our Manager's entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock. Annaly owns approximately 8.6% of our outstanding shares of common stock which entitles them to receive quarterly distributions. In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio. Annaly may sell the shares in us purchased concurrently with our initial public offering at any time after the earlier of (i) November 15, 2010 or (ii) the termination of the management agreement. Annaly may sell the shares in us purchased immediately after our 2008 secondary offering at any time after the earlier of (i) October 24, 2011 or (ii) the termination of the management agreement. To the extent Annaly sells some of its shares, its interests may be less aligned with our interests.

The management agreement with our Manager was not negotiated on an arm's-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

     Our president, chief financial officer, head of investments, treasurer, controller, secretary and head of underwriting also serve as employees of our Manager. In addition, certain of our directors are employees of our Manager or its affiliates. Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager's performance and the management fees annually, and following the initial term, the management agreement may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock (other than those shares held by Annaly or its affiliates), based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us, or
(ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days' prior notice of any such termination. Additionally, upon such termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual base management fee calculated as of the end of the most recently completed fiscal quarter. These provisions may adversely affect our ability to terminate our Manager without cause. Our Manager is only contractually committed to serve us until December 31, 2010. Thereafter, the management agreement is renewable on an annual basis, however, our Manager may terminate the management agreement annually upon 180-days' prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Our board of directors approved very broad investment guidelines for our Manager and will not approve each investment decision made by our Manager.

     Our Manager is authorized to follow very broad investment guidelines. Our board of directors periodically reviews our investment guidelines and our investment portfolio, but does not, and is not required to review all of our proposed investments or any type or category of investment, except that an investment in a security structured or managed by our Manager must be approved by a majority of our independent directors. In addition, in conducting periodic reviews, our board of directors relies primarily on information provided to them by our Manager. Furthermore, our Manager uses complex strategies, and transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad investment guidelines in determining the types of assets it may decide are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments entered into by our Manager may not be in the best interests of our stockholders.

We may change our investment strategy, asset allocation, or financing plans without stockholder consent, which may result in riskier investments.

     We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Form 10-K. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Form 10-K. These changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

     While investments in investment vehicles managed by our Manager require approval by a majority of our independent directors, our Manager has an incentive to invest our funds in investment vehicles managed by our Manager because of the possibility of generating an additional incremental management fee, which may reduce other investment opportunities available to us. In addition, we cannot assure you that investments in investment vehicles managed by our Manager will prove beneficial to us.

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

                          Risks Related To Our Business

We have a limited operating history and may not continue to operate successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

     We were organized in June 2007, commenced operations in November 2007, and have a limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies described in this Form 10-K. The results of our operations depend on many factors, including the availability of opportunities for the acquisition of assets, the valuation of our assets, the level and volatility of interest rates, readily accessible short and long-term financing and the terms of the financing, conditions in the financial markets and economic conditions.

Failure to procure adequate capital and funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends to our stockholders.

     The capital and credit markets have been experiencing extreme volatility and disruption for more than a year. The volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain lenders. We depend upon the availability of adequate funding and capital for our operations. We intend to finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, securitizations, commercial paper and CDOs. Our access to capital depends upon a number of factors over which we have little or no control, including:

     o    general market conditions;
     o    the market's perception of our growth potential;
     o    our current and potential future earnings and cash distributions;
     o    the market price of the shares of our capital stock; and
     o    the market's view of the quality of our assets.

     The current situation in the mortgage sector and the current weakness in the broader credit markets could adversely affect one or more of our potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

     We have and expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper and term CDOs. Current market conditions have affected the cost and availability of financing from each of these sources -- and their individual providers -- to different degrees; some sources generally are unavailable, some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing. Non-Agency RMBS have been harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings have been negatively impacted.

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

     In addition, the impairment of other financial institutions could negatively affect us. If one or more major market participants fails or otherwise experience a major liquidity crisis, as was the case for Bear Stearns & Co. in March 2008, and Lehman Brothers Holdings Inc. in September 2008, it could adversely affect the marketability of all fixed income securities and this could negatively impact the value of the securities we acquire, thus reducing our net book value.

     Furthermore, if any of our potential lenders or any of our lenders are unwilling or unable to provide us with financing, we could be forced to sell our securities or residential mortgage loans at an inopportune time when prices are depressed.

     Our business, results of operations and financial condition may be materially adversely affected by recent disruptions in the financial markets. We cannot assure you, under such extreme conditions, that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may not be available. Further, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to our stockholders. Moreover, our ability to grow will be dependent on our ability to procure additional funding. To the extent we are not able to raise additional funds through the issuance of additional equity or borrowings, our growth will be constrained.

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

     We operate our company so that we will not be required to register as an investment company under the 1940 Act because we are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Specifically, our investment strategy is to invest at least 55% of our assets in mortgage loans, RMBS that represent the entire ownership in a pool of mortgage loans and other qualifying interests in real estate and approximately 25% of our assets in other types of mortgages, RMBS, securities of REITs and other real estate-related assets. As a result of the 1940 Act, we are limited in our ability to make certain investments. In the absence of specific guidance on the subject from the Division of Investment Management of the SEC, we have determined that accounting principles generally accepted in the United States, or GAAP, is an appropriate method to value our qualifying real estate assets under the 1940 Act. Accordingly, as long as we own all of the equity of an owner trust and the underlying mortgage loans and whole pools held by an owner trust remain our assets under GAAP, we classify each of the whole mortgage loans and all of the whole pools held by such owner trusts as qualifying real estate assets under the 1940 Act.

     If we fail to qualify for this exemption in the future, we could be required to restructure our activities in a manner that or at a time when we would not otherwise choose to do so, which could negatively affect the value of shares of our capital stock, the sustainability of our business model, and our ability to make distributions. For example, if the market value of our investments in securities were to increase by an amount that resulted in less than 55% of our assets being invested in mortgage loans or RMBS that represent the entire ownership in a pool of mortgage loans or less than 80% of our assets being invested in real estate-related assets, we might have to sell securities to qualify for exemption under the 1940 Act. The sale could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is acceptable. In addition, there can be no assurance that the laws and regulations governing REITs, including regulations issued by the Division of Investment Management of the SEC, providing more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. A loss of our 1940 Act exemption would allow our Manager to terminate the management agreement with us, which would materially adversely affect our business and operations.

Rapid changes in the values of our RMBS, residential mortgage loans, and other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exemption from the 1940 Act.

     If the market value or income potential of our RMBS, residential mortgage loans, and other real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets to maintain our REIT qualification or our exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

We leverage our investments, which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

     We leverage our investments through borrowings, generally through the use of repurchase agreements, warehouse facilities, credit facilities, securitizations, commercial paper and CDOs. We are not required to maintain any specific debt-to-equity ratio. The amount of leverage we use varies depending on our ability to obtain credit facilities, the lenders' and rating agencies' estimates of the stability of the investments' cash flow, and our assessment of the appropriate amount of leverage for the particular assets we are funding. Under some credit facilities, we expect to be required to maintain minimum average cash balances in connection with borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from leveraging our investments, require us to decrease our rate of leverage, increase the amount of collateral we post, or increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders, which could adversely affect the price of our common stock. We may not be able to meet our debt service obligations, and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise. The satisfaction of such margin calls may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders or sales of assets at inopportune times or prices may cause the value of our common stock to decline, in some cases, precipitously.

We depend on warehouse and repurchase facilities, credit facilities and commercial paper to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

     Our ability to fund our investments depends to a large extent upon our ability to secure warehouse, repurchase, credit, and commercial paper financing on acceptable terms. We can provide no assurance that we will be successful in establishing sufficient warehouse, repurchase, and credit facilities and issuing commercial paper. In addition, because warehouse, repurchase, and credit facilities and commercial paper are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. During certain periods of the credit cycle, such as recently, lenders may curtail their willingness to provide financing. If we are not able to renew our then existing warehouse, repurchase, and credit facilities and issue commercial paper or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our asset acquisition activities.

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

     The current dislocation and weakness in the broader mortgage markets could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing. This could potentially increase our financing costs and reduce our liquidity. If one or more major market participants fails or otherwise experiences a major liquidity crisis, as was the case for Bear Stearns & Co. in March 2008 and Lehman Brothers Holdings Inc. in September 2008, it could negatively impact the marketability of all fixed income securities, including Agency and non-Agency RMBS, residential mortgage loans and real estate related securities, and this could negatively impact the value of the securities we acquire, thus reducing our net book value. Furthermore, if any of our potential lenders or any of our lenders, including Annaly, are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

     Since June 30, 2008, there have been increased market concerns about Freddie Mac and Fannie Mae's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees. Recently, the government passed the Housing and Economic Recovery Act of 2008. Fannie Mae and Freddie Mac have been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under the Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

Certain financing facilities may contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

     Certain financing facilities we may enter into may contain extensive restrictions, covenants, and representations and warranties that, among other things, require us to satisfy specified financial, asset quality, loan eligibility and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. The covenants and restrictions we expect in our financing facilities may restrict our ability to, among other things:

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

     We will use repurchase agreements, warehouse facilities, credit facilities and commercial paper to finance our investments. We currently have uncommitted repurchase agreements with 13 counterparties, including Annaly, for financing our RMBS. Our repurchase agreements are uncommitted and the counterparty may refuse to advance funds under the agreements to us. If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

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

Our rights under our repurchase agreements are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements.

     In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

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

     We have and expect to continue to securitize certain of our portfolio investments to generate cash for funding new investments. We expect to structure these transactions either as financing transactions or as sales for GAAP pursuant to Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In each such transaction, we convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to securitize our portfolio could hurt our performance and our ability to grow our business.

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

Our hedging strategies may not be successful in mitigating the risks associated with interest rates.

Subject to complying with REIT tax requirements, we have employed and intend to continue to employ techniques that limit, or hedge, the adverse effects of rising interest rates on our short-term repurchase agreements. In general, our hedging strategy depends on our view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our investment portfolio or the market.

     Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include entering into interest rate caps, collars, floors, forward contracts, futures or swap agreements. We may conduct certain hedging transactions through a TRS, which will be subject to federal, state and, if applicable, local income tax.

     There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

     o available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
     o the duration of the hedge may not match the duration of the related liability;
     o as explained in further detail in the risk factor immediately below, the party owing money in the hedging transaction may default on its obligation to pay;
     o the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
     o the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or "mark-to-market losses," would reduce our stockholders' equity.

     Whether the derivatives we acquire achieve hedge accounting treatment under the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, or not, hedging generally involves costs and risks. Our hedging strategies may adversely affect us because hedging activities involve costs that we will incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. Especially if our hedging strategies are not effective, we could incur significant hedging-related costs without any corresponding economic benefits.

We have elected not to qualify for hedge accounting treatment.

     We record derivative and hedge transactions in accordance with SFAS 133. We have elected not to qualify for hedge accounting treatment. As a result, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

Declines in the fair values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

     A substantial portion of our assets are classified for accounting purposes as "available-for-sale" and carried at fair value. Changes in the fair values of those assets will be directly charged or credited to other comprehensive income. In addition, a decline in values will reduce the book value of our assets. A decline in the fair value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

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

     While we are not required to obtain licenses to purchase mortgage-backed securities, we are required to obtain various state licenses to purchase mortgage loans in the secondary market. There is no assurance that we will obtain all of the licenses that we desire or that we will not experience significant delays in seeking these licenses. Furthermore, we will be subject to various information reporting requirements to maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our investment options and could harm our business.

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

     As we are a public company, our management is required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires an independent registered public accounting firm to deliver an attestation report on management's assessment of, and the operating effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements beginning with the year ending December 31, 2008. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Sections 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate all material weaknesses in a timely manner. The existence of any material weaknesses in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the trading price of our stock.

The increasing number of proposed federal, state and local laws may increase our risk of liability with respect to certain mortgage loans, may include judicial modification provisions and could increase our cost of doing business.

     The United States Congress and various state and local legislatures are considering legislation, which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan origination process, and would allow judicial modification of loan principal in the event of personal bankruptcy. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are evaluating the potential impact of these initiatives, if enacted, on our practices and results of operations. As a result of these and other initiatives, we are unable to predict whether federal, state or local authorities will require changes in our practices in the future or in our portfolio. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process, or if the principal amount of loans we own or are in RMBS pools we own are modified in the personal bankruptcy process.

                        Risks Related to Our Investments

We might not be able to purchase residential mortgage loans, mortgage-backed securities and other investments that meet our investment criteria or at favorable spreads over our borrowing costs.

     To the extent we purchase assets using leverage, our net income depends on our ability to acquire residential mortgage loans, mortgage-backed securities and other investments at favorable spreads over our borrowing costs. Our investments are selected by our Manager, and our stockholders will not have input into such investment decisions. Our Manager has conducted due diligence with respect to each investment purchased. However, there can be no assurance that our Manager's due diligence processes will uncover all relevant facts or that any investment will be successful.

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

     We have and will continue to invest in real estate-related assets by acquiring RMBS, residential mortgage loans, CMBS and CDOs backed by real estate-related assets. Under a normal yield curve, an investment in these assets will decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. A significant risk associated with these investments is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if these assets were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements or other adjustable rate financings we may enter into to finance the purchase of these assets. Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those investments that are subject to prepayment risk and widening of credit spreads.

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

Interest rate mismatches between our investments and any borrowings used to fund purchases of these assets may reduce our income during periods of changing interest rates.

     We intend to fund some of our acquisitions of residential mortgage loans, real estate-related securities and real estate loans with borrowings that have interest rates based on indices and repricing terms with shorter maturities than the interest rate indices and repricing terms of our adjustable-rate assets. Accordingly, if short-term interest rates increase, this may harm our profitability.

     Some of the residential mortgage loans, real estate-related securities and real estate loans we acquire are and will be fixed-rate securities. This means that their interest rates will not vary over time based upon changes in a short-term interest rate index. Therefore, the interest rate indices and repricing terms of the assets that we acquire and their funding sources will create an interest rate mismatch between our assets and liabilities. During periods of changing interest rates, these mismatches could reduce our net income, dividend yield and the market price of our stock.

     Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust whereas the interest rates on our fixed-rate assets remain unchanged.

Interest rate caps on our adjustable rate RMBS may adversely affect our profitability.

     Adjustable-rate RMBS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security. Our borrowings typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on our adjustable-rate RMBS. This problem is magnified for hybrid adjustable-rate and adjustable-rate RMBS that are not fully indexed. Further, some hybrid adjustable-rate and adjustable-rate RMBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid adjustable-rate and adjustable-rate RMBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss.

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

     Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers' abilities to repay their loans. In addition, we invest in non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest is not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. The U.S. Department of Treasury and FHFA have also entered into preferred stock purchase agreements between the U.S. Department of Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth. Asset-backed securities are bonds or notes backed by loans or other financial assets. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the RMBS and CMBS we invest in are subject to all of the risks of the respective underlying mortgage loans.

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

     Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in certain circumstances. These potential payments will be contingent liabilities and therefore may not appear on our consolidated statement of financial condition. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.

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

Fannie Mae and Freddie Mac, which guarantee the Agency RMBS in which we may invest, were recently placed into the conservatorship of the Federal Housing Finance Agency.

     The interest and principal payments we expect to receive on some of the mortgage-backed securities in which we intend to invest will be guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The recent economic challenges in the residential mortgage market have affected the financial results and stock values of Fannie Mae and Freddie Mac. In 2008, both Fannie Mae and Freddie Mac reported substantial losses.

     Since June 30, 2008, there have been increased market concerns about Freddie Mac and Fannie Mae's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees. Recently, the government passed the Housing and Economic Recovery Act of 2008. Fannie Mae and Freddie Mac have been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under the Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

     Some of the factors that could negatively affect our share price include:

     o    actual or anticipated variations in our quarterly operating results;
     o changes in our earnings estimates or publication of research reports about us or the real estate industry;
     o increases in market interest rates that may lead purchasers of our shares to demand a higher yield;
     o    changes in market valuations of similar companies;
     o    changes in valuations of our assets;
     o adverse market reaction to any increased indebtedness we incur in the future;
     o    additions or departures of our Manager's key personnel;
     o    actions by stockholders;
     o    speculation in the press or investment community; and
     o    general market and economic conditions.

Common stock eligible for future sale may have adverse effects on our share price.

     We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of the common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for the common stock. At December 31, 2008, we had 177,198,212 shares of common stock issued and outstanding. In addition, Annaly owned approximately 8.6% of our outstanding shares of common stock as of December 31, 2008. Our equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 8% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a ceiling of 40,000,000 shares available for issuance under the plan. On January 2, 2008, our executive officers and other employees of our Manager and our independent directors were granted, as a group, 1,301,000 shares of our restricted common stock. The restricted common stock granted to our executive officers and other employees of our Manager or its affiliates vests in equal installments on the first business day of each fiscal quarter over a period of 10 years beginning on January 2, 2008, of which 140,900 shares vested and 17,880 shares were forfeited during the year ended December 31, 2008. The restricted common stock granted to our executive officers and other employees of our Manager or its affiliates that remain outstanding and are unvested will fully vest on the death of the individual. The 1,160,100 shares of our restricted common stock granted to our executive officers and other employees of our Manager or its affiliates and to our independent directors that remains unvested as of December 31, 2008 represents approximately 0.65% of the issued and outstanding shares of our common stock (on a fully diluted basis). We will not make distributions on shares of restricted stock that have not vested. We, Annaly, and our executive officers and our directors have agreed with the underwriters to a 90-day lock-up period (subject to extensions), meaning that, until the end of the 90-day lock-up period, we and they will not, subject to certain exceptions, sell or transfer any shares of common stock without the prior consent of Merrill Lynch & Co, which we refer to as Merrill Lynch. Merrill Lynch may, in its sole discretion, at any time from time to time and without notice, waive the terms and conditions of the lock-up agreements to which it is a party. Additionally, Annaly has agreed with us to a further lock-up period in connection with the shares purchased by Annaly concurrently with our initial public offering that will expire at the earlier of (i) November 15, 2010 or (ii) the termination of the management agreement. Annaly has further agreed with us to a further lock-up period in connection with the shares purchased by Annaly immediately after our 2008 secondary offering that will expire at the earlier of (i) October 24, 2011 or (ii) the termination of the management agreement. When the lock-up periods expire, these common shares will become eligible for sale, in some cases subject to the requirements of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The market price of our common stock may decline significantly when the restrictions on resale by certain of our stockholders lapse. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

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

     We intend to make distributions on a quarterly basis out of assets legally available to our stockholders in amounts such that all or substantially all of our REIT taxable income in each year is distributed. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. Among the factors that could adversely affect our results of operations and impair our ability to pay distributions to our stockholders are:

     o the profitability of the investments of net proceeds from our equity raises;
     o    our ability to make profitable investments;
     o    margin calls or other expenses that reduce our cash flow;
     o defaults in our asset portfolio or decreases in the value of our portfolio; and
     o the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

     The investments we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, are subject to credit risk, interest rate, and market value risks, among others, and therefore an investment in our shares may not be suitable for someone with lower risk tolerance.

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

     We may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing shareholders on a pre-emptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issues, which may dilute the existing shareholders' interests in us. Annaly owns approximately 8.6% of our shares of common stock excluding unvested shares of restricted stock granted to our executive officers and employees of our Manager or its affiliates. Annaly will be permitted, subject to the requirements of Rule 144 under the Securities Act, to sell such shares upon the earlier of (i) (a) November 15, 2010 with respect to shares acquired concurrently with our initial public offering and (b) October 24, 2011 with respect to shares Annaly acquired immediately after our 2008 secondary offering or (ii) the termination of the management agreement.

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

     o Staggered board. Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2009, 2010 and 2011, respectively. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

     o Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contains other provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

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

     This summary of certain tax risks is limited to the federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the federal tax treatment of us or our stockholders. This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Internal Revenue Code, or the Code. We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of federal, state and local income tax law on an investment in common stock and on your individual tax situation.

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

     To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

     We qualify as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2007. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

     We intend to distribute our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT or their stockholders. Our taxable income may substantially exceed our net income as determined by GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year. Moreover, our ability to distribute cash may be limited by financing facilities we may enter into.

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

     A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. The TRS that we may form would pay federal, state and local income tax on its taxable income, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 25% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 25% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with taxable REIT subsidiaries to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

     A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we sold or securitized our assets in a manner that was treated as a sale for federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of assets at the REIT level and may securitize assets only in transactions that are treated as financing transactions and not as sales for tax purposes even though such transactions may not be the optimal execution on a pre-tax basis. We could avoid any prohibited transactions tax concerns by engaging in securitization transactions through a TRS, subject to certain limitations described above. To the extent that we engage in such activities through domestic TRSs, the income associated with such activities will be subject to federal (and applicable state and local) corporate income tax.

Characterization of the repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

     We have entered into and will enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction, which is typically 30 to 90 days. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

     The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our annual gross income. In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS, which we may form in the future. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock began trading publicly on the New York Stock Exchange under the trading symbol "CIM" on November 16, 2007. As of February 27, 2009, we had 177,196,945 shares of common stock issued and outstanding which were held by approximately 5,702 beneficial holders. The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock for the year ended December 31, 2008 and the period commencing November 16, 2007 and ending December 31, 2007.

                                                          Stock Prices
                                                   High       Low       Close
                                                ---------  ---------  ---------
       Quarter Ended December 31, 2008          $    6.10  $    1.90  $    3.45
       Quarter Ended September 30, 2008         $    9.05  $    4.73  $    6.21
       Quarter Ended June 30, 2008              $   14.17  $    9.01  $    9.01
       Quarter Ended March 31, 2008             $   19.59  $   12.00  $   12.30

       November 16, 2007 to December 31, 2007   $   17.88  $   14.10  $   17.88

                                                           Common Dividends
                                                          Declared Per Share
                                                          ------------------
       Quarter Ended December 31, 2008                         $0.04
       Quarter Ended September 30, 2008                        $0.16
       Quarter Ended June 30, 2008                             $0.16
       Quarter Ended March 31, 2008                            $0.26

       Period commencing November 21, 2007 and ending
       December 31, 2007                                       $0.025

     We pay quarterly dividends and distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments). This enables us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

Sale of Unregistered Securities

     On November 21, 2007, in a private offering we sold Annaly 3,621,581 shares of our common stock at a price of $15 per share, for aggregate proceeds of approximately $54.3 million. We did not pay any underwriting fees, commissions or discounts with respect to the shares we sold Annaly. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the sale of the shares to Annaly. This sale occurred concurrently with our initial public offering which was consummated on the same date.

     On October 29, 2008, in a private offering we sold Annaly 11,681,415 million shares of common stock at a price of $2.25 per share for aggregate proceeds of approximately $26.3 million. We did not pay any underwriting fees, commissions or discounts with respect to the shares we sold Annaly. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the sale of the shares to Annaly. This sale occurred immediately subsequent to our secondary offering which was consummated on the same date.

                      EQUITY COMPENSATION PLAN INFORMATION

     We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors, employees of our Manager and its affiliates to stimulate their efforts towards our continued success long-term growth and profitability and to attract, reward and retain personnel and other service providers. The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options, or NQSOs, restricted shares and other types of incentive awards. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of our common stock, or 14,175,857 shares, up to a ceiling of 40,000,000 shares. For a description of our Incentive Plan, see Note 10 to the Financial Statements.

     The following table provides information as of December 31, 2008 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

                                       Number of
                                    Securities to be                             Number of
                                      Issued upon        Weighted Average       Securities
                                      Exercise of       Exercise Price of      Available for
                                      Outstanding          Outstanding        Future Issuance
                                   Options, Warrants    Options, Warrants      Under Equity
        Plan Category                and Rights(1)          and Rights      Compensation Plans
--------------------------------- --------------------- ------------------- --------------------
Equity Compensation Plans                 1,283,120             -               12,892,737
Approved by Stockholders
Equity Compensation Plans Not             -                     -                        -
Approved by Stockholders(1)
--------------------------------- --------------------- ------------------- --------------------
Total                                     1,283,120             -               12,892,737
================================= ===================== =================== ====================

     (1) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

     The following selected financial data are derived from our audited financial statements for the year ended December 31, 2008 and the period from November 21, 2007 (commencement of operations) through December 31, 2007. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

            Consolidated Statement of Financial Condition Highlights
                  (dollars in thousands, except per share data)

                                          As of December 31,  As of December 31,
                                                  2008               2007
------------------------------------------------------------  ------------------

Mortgage-backed securities                     $    855,467       $  1,124,290
Loans held for investment                                --       $    162,371
Securitized loans held for investment          $    583,346                 --
Total assets                                   $  1,477,501       $  1,565,636
Repurchase agreements                          $    562,119       $    270,584
Securitized debt                               $    488,743                 --
Total liabilities                              $  1,063,046       $  1,026,747
Shareholders' equity                           $    414,455       $    538,889
Book value per share                           $       2.34       $      14.29
Number of shares outstanding                    177,198,212         37,705,563


                    Consolidated Statement of Operations Highlights
                  (dollars in thousands, except per share data)

                                                                For the period
                                             For the year      November 21, 2007
                                            ended December      to December 31,
                                               31, 2008              2007
------------------------------------------------------------    ----------------
Net interest income                                 $44,715             $3,077
Net loss                                          ($119,809)           ($2,906)
Loss per share  - basic and diluted                  ($1.90)            ($0.08)
Average shares - basic and diluted               63,155,878         37,401,737
Taxable income per share (1)                          $0.62              $0.03
Dividends declared per share (2)                      $0.62             $0.025

     (1) See reconciliation of non-GAAP financial measurements to GAAP financial measurements.
     (2)  For applicable period as reported in our earnings announcement.

                                   Other Data
                   (dollars in thousands, except percentages)

                                                                  For the period
                                                                   November 21,
                                                For the year         2007 to
                                               ended December      December 31,
                                                  31, 2008             2007
--------------------------------------------------------------------------------
Average total assets                           $  1,659,313      $   1,044,355
Average investment securities                  $  1,711,705      $     399,736
Average borrowings                             $  1,304,873      $     270,584
Average equity                                 $    400,256      $     530,982
Annualized yield on average interest                   5.96%
   earning assets                                      7.02%
Annualized cost of funds on average interest
   bearing liabilities                                 4.64%             5.08%
Annualized interest rate spread                        1.32%             1.94%
Annualized net interest margin (net interest
   income/average interest earning assets)             2.61%             6.85%
Annualized G&A and management fee expense as
   percentage of average total assets                  0.85%             1.55%
Annualized G&A and management fee expense as
   percentage of average equity                        3.50%             3.05%
Return on average interest earning assets             (7.00%)           (6.47%)
Return on average equity                             (29.93%)           (4.87%)

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

     Reconciliation of REIT Taxable Income Per Share to GAAP Loss per Share
     ----------------------------------------------------------------------

                                                                     For the
                                                                     period
                                                    For the year    November 21,
                                                      ended          2007 to
                                                   December 31,    December 31,
                                                       2008            2007
--------------------------------------------------------------------------------
GAAP loss per share                                  ($1.90)         ($0.08)
    Realized loss on sale of investments              $2.45             -
    Unrealized loss on interest rate swaps            $0.07           $0.11
                                                  --------------- --------------
REIT taxable income per share                         $0.62           $0.03
                                                  =============== ==============


Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 8 of this Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under "Risk Factors" in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Executive Summary

     We are a specialty finance company that invests in residential mortgage-backed securities, residential mortgage loans, real estate related securities and various other asset classes. We are externally managed by FIDAC. We have elected and intend to qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2007. Our targeted asset classes and the principal investments we have made and expect to continue to make in each are as follows:

     o    RMBS, consisting of:

          o Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

          o    Agency RMBS

     o    Whole mortgage loans, consisting of:

          o    Prime mortgage loans

          o    Jumbo prime mortgage loans

          o    Alt-A mortgage loans

     o    ABS, consisting of:

          o    CMBS

          o    Debt and equity tranches of CDOs

          o Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

     We completed our initial public offering on November 21, 2007. In that offering and in a concurrent private offering to Annaly, we raised proceeds before offering expenses of approximately $533.6 million. We completed a secondary offering on October 29, 2008. In that offering and in an immediately subsequent private offering to Annaly, we raised proceeds before offering expenses of approximately $301.0 million. We have invested the proceeds of our initial public offering and concurrent private offering, and have commenced investing proceeds of our October 2008 offerings. As of December 31, 2008, we had a portfolio of approximately $855.5 million of RMBS and approximately $583.3 million in securitized loans.

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

     Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks. Our investment portfolio at December 31, 2008 was weighted toward non-Agency RMBS. We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption. In addition, we have engaged in and anticipate continuing to engage in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS. We may also engage in similar transactions with non-Agency RMBS in which we would acquire AAA-rated non-Agency RMBS and immediately re-securitize those securities. We would sell the resulting AAA-rated super senior RMBS and retain the AAA-rated mezzanine RMBS.

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

     We use leverage to seek to increase our potential returns and to fund the acquisition of our assets. Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We have financed and expect to continue to finance our investments using a variety of financing sources including repurchase agreements, warehouse facilities, securitizations, commercial paper and term financing CDOs. We have managed and expect to continue to manage our debt by utilizing interest rate hedges, such as interest rate swaps, to reduce the effect of interest rate fluctuations related to our debt. As of December 31, 2008, we had outstanding indebtedness of approximately $1.1 billion, which consists of recourse leverage of approximately $562.1 million and non-recourse securitized financing of approximately $488.7 million.

Recent Developments

     We commenced operations in November 2007 in the midst of challenging market conditions which affected the cost and availability of financing from the facilities with which we expected to finance our investments. These instruments included repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper, or ABCP, and term CDOs. The liquidity crisis which commenced in August 2007 affected each of these sources--and their individual providers--to different degrees; some sources generally became unavailable, some remained available but at a high cost, and some were largely unaffected. For example, in the repurchase agreement market, non-Agency RMBS became harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings were also impacted. At that time, warehouse facilities to finance whole loan prime residential mortgages were generally available from major banks, but at significantly higher cost and had greater margin requirements than previously offered. It was also extremely difficult to term finance whole loans through securitization or bonds issued by a CDO structure. Financing using ABCP froze as issuers became unable to place (or roll) their securities, which resulted, in some instances, in forced sales of MBS, and other securities which further negatively impacted the market value of these assets.

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

     Beginning in mid-February 2008, credit markets experienced a dramatic and sudden adverse change. The severity of the limitation on liquidity was largely unanticipated by the markets. Credit once again froze, and in the mortgage market, valuations of non-Agency RMBS and whole mortgage loans came under severe pressure. This credit crisis began in early February 2008, when a heavily leveraged investor announced that it had to de-lever and liquidate a portfolio of approximately $30 billion of non-Agency RMBS. Prices of these types of securities dropped dramatically, and lenders started lowering the prices on non-Agency RMBS that they held as collateral to secure the loans they had extended. The subsequent failure in March 2008 of Bear Stearns & Co. worsened the crisis. As the year progressed deterioration in the fair value of our assets continued, we received and met margin calls under our repurchase agreements, which resulted in our obtaining additional funding from third parties, including from Annaly, and taking other steps to increase our liquidity. To reduce leverage and protect the portfolio from increased market volatility, we sold assets with a carrying value of $802.5 million in non-Agency RMBS and unsecured loans for a loss of approximately $144.3 million and terminated $1.5 billion in notional interest rate swaps for a loss of approximately $10.3 million, which together resulted in a net realized loss of approximately $154.6 million. Additionally, the disruptions during the period resulted in us not being in compliance with the net income covenant in one of our whole loan repurchase agreements and the liquidity covenants in our other whole loan repurchase agreement at a time during which we had no amounts outstanding under those facilities. We amended these covenants, and on July 29, 2008, we terminated those facilities to avoid paying non-usage fees.

     The challenges of the first quarter of 2008 continued throughout the year as financing difficulties have severely pressured liquidity and asset values. In September 2008, Lehman Brothers Holdings, Inc., a major investment bank, experienced a major liquidity crisis and failed. Securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. As a result, we expect to operate with a low level of leverage and to continue to take actions that would support available cash. This dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, we have continued to seek funding from Annaly. Under these circumstances, we expect to take actions intended to protect our liquidity, which may include reducing borrowings and disposing of assets as well as raising capital.

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

     Subsequent to June 30, 2008, there were increased market concerns about Freddie Mac and Fannie Mae's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees. Recently, the government passed the "Housing and Economic Recovery Act of 2008." Fannie Mae and Freddie Mac have been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

     On April 24, 2008 we transferred $619.7 million of our residential mortgage loans held for investment to the PHHMC 2008-CIM1 Trust in a securitization transaction. In this transaction, we sold $536.9 million of AAA-rated fixed and floating rate bonds to third party investors and retained $46.3 million of AAA-rated mezzanine bonds and $36.5 million in subordinated bonds which provide credit support to the certificates issued to third parties. The certificates issued by the trust are collateralized by loans held for investment that have been transferred to the PHHMC 2008-CIM1 Trust. We incurred approximately $1.3 million in issuance costs that were deducted from the proceeds of the transaction and are being amortized over the life of the bonds. This transaction was accounted for as a financing pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, or SFAS 140.

     On July 25, 2008, we transferred $151.2 million of our residential mortgage loans held for investment to the PHHMC 2008-CIM2 Trust in a securitization transaction. In this transaction, we initially retained all securities issued by the securitization trust including approximately $142.4 million of AAA-rated fixed and floating rate senior bonds and $8.8 million in subordinated bonds and classified them as mortgage-backed securities, available for sale on its consolidated statement of financial condition. There was no value assigned to the residual interest. On August 28, 2008, we sold approximately $74.9 million of the AAA-rated fixed and floating rate bonds related to the July 25, 2008 securitization to third-party investors and realized a loss of $11.6 million. This transaction was accounted for as a sale pursuant to SFAS 140, and the related loans held for investment were derecognized from the consolidated statements of financial condition. We have no other continuing interests with the trust.

     In October 2008, we and FIDAC amended our management agreement to reduce the base management fee from 1.75% per annum to 1.50% per annum of our stockholders' equity and to eliminate the incentive fees previously provided for in the management agreement.

     We completed a secondary offering on October 29, 2008. In that offering and in an immediately subsequent private offering to Annaly, we raised proceeds before offering expenses of approximately $301.0 million.

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

     With respect to our floating rate investments, such interest rate increases should result in increases in our net investment income if our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net investment income on fixed-rate investments made by us because our fixed-rate assets would be greater in amount than our fixed-rate liabilities. We expect, however, that our fixed-rate assets would decline in value in a rising interest rate environment and that our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent such assets are financed with floating rate debt.

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

     With respect to our floating rate investments, such interest rate decreases may result in decreases in our net investment income because our floating rate assets may be greater in amount than the related floating rate liabilities. Similarly, such a decrease in interest rates should generally result in an increase in our net investment income on fixed-rate investments made by us because our fixed-rate assets would be greater in amount than our fixed-rate liabilities. We expect, however, that our fixed-rate assets would increase in value in a falling interest rate environment and that our net interest spreads on fixed rate assets could increase in a falling interest rate environment to the extent such assets are financed with floating rate debt.

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

     Current Environment. The current weakness in the broader credit markets could adversely affect one or more of our potential lenders or any of our lenders and could cause one or more of our potential lenders or any of our lenders to be unwilling or unable to provide us with financing or require us to post additional collateral. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time. We expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper and term CDOs. Current market conditions have affected the cost and availability of financing from each of these sources and their individual providers to different degrees; some sources generally are unavailable, some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing. Non-Agency RMBS have been harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings have been negatively impacted.

     Currently, warehouse facilities to finance whole loan prime residential mortgages are generally available from major banks, but at significantly higher cost and have greater margin requirements than previously offered. Many major banks that offer warehouse facilities have also reduced the amount of capital available to new entrants and consequently the size of those facilities offered now are smaller than those previously available

     It is currently a challenging market to term finance whole loans through securitization or bonds issued by a CDO structure. The highly rated senior bonds in these securitizations and CDO structures currently have liquidity, but at much wider spreads than issues priced in recent history. The junior subordinate tranches of these structures currently have few buyers and current market conditions have forced issuers to retain these lower rated bonds rather than sell them.

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

Critical Accounting Policies

     Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements will be based will be reasonable at the time made and based upon information available to us at that time. At each quarter end, we calculate estimated fair value using a pricing model. We validate our pricing model by obtaining independent pricing on all of our assets and perform a verification of those sources to our own internal estimate of fair value. We have identified what we believe will be our most critical accounting policies to be the following:

     Mortgage Loan Sales and Securitizations

     We periodically enter into transactions in which we sell financial assets, such as RMBS, mortgage loans and other assets. Upon a transfer of financial assets, we sometimes retain or acquire senior or subordinated interests in the related assets. In addition, we generally do not acquire servicing rights for mortgage loans we purchase. Gains and losses on such transactions are recognized using the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, or SFAS No 140 which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

     We determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold.

     From time to time, we may securitize loans held for investment. These transactions are recorded in accordance with SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and are accounted for as either a "sale" and the loans held for investment are removed from the consolidated statements of financial condition or as a "financing" and are classified as "Securitized loans held for investment" on the Company's consolidated statements of financial condition, depending upon the structure of the securitization transaction.

     Valuation of Investments

     On January 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

     Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets.

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

     Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced. This condition could cause our financial instruments to be reclassified from Level 2 to Level 3.

As of December 31, 2008, we have classified the valuation of our RMBS as "Level 2" as described above.

     Loans Held for Investment

     We purchase residential mortgage loans and classify them as loans held for investment on the consolidated statement of financial condition. Loans held for investment are intended to be held to maturity and, accordingly, are reported at the principal amount outstanding, net of provisions for loan losses.

     Loan loss provisions are examined quarterly and updated to reflect estimated expectations of future probable credit losses based on factors such as originator historical losses, geographic concentration, individual loan characteristics, experienced losses, and expectations of future loan pool behavior. As credit losses occur, the provision for loan losses will reflect that realization.

     When we determine that it is probable that contractually due specific amounts are deemed uncollectable, the loan is considered impaired. To estimate our impairment, we determine the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses.

     An allowance for mortgage loans would be maintained at an estimated level believed adequate by management to absorb probable losses. We may elect to sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by us that we will no longer hold the loan for investment, we will account for the loan at the lower of amortized cost or estimated fair value. The reclassification of the loan and recognition of impairments could adversely affect our reported earnings.

     Available-for-Sale Securities

     Our investments in RMBS are classified as available-for-sale securities that are carried on the consolidated statement of financial condition at their fair value. This classification results in changes in fair values being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders' equity.

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

     o    The financial condition and near-term prospects of the issuer;

     o    The credit quality and cash flow performance of the security; and

     o Our intent to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

     The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will realize a loss which will negatively impact current income.

     Investment Consolidation

     For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we make a loan to determine the appropriate accounting. In performing our analysis, we refer to guidance in Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, in performing our analysis. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. In variable interest entities, or VIEs, an entity is subject to consolidation under FIN 46R if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, its expected returns, or both. This determination can sometimes involve complex and subjective analyses.

     Interest Income Recognition

     Interest income on available-for-sale securities and loans held for investment is recognized over the life of the investment using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, for securities of high credit quality and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FSP Emerging Issues Task Force No. 99-20-1, for all other securities. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition will be resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

     Under SFAS No. 91 and Emerging Issues Task Force No. 99-20, as amended, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase price. As needed, these estimated cash flows are updated and a revised yield computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of the magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management's estimates and our interest income.

     Accounting For Derivative Financial Instruments

     Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

     We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated statement of financial condition and to measure those instruments at fair value. Additionally, the fair value adjustments affect either other comprehensive income in stockholders' equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     In the normal course of business, we use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

     Derivatives are used for hedging purposes rather than speculation. We rely on quotations from third parties to determine fair values. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

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

Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company commencing January 1, 2008. The Company did not elect the fair value option for any of its financial instruments.

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

     On October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active or FSP 157-3, in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157, should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data do not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. The Company does not believe the implementation of FSP 157-3 will have a material effect on the fair value of their assets as the Company intends to continue the methodologies used in previous quarters to value assets as defined under the original SFAS 157.

     On December 11, 2008 the Financial Accounting Standard Board (FASB) issued a staff position entitled FSP SFAS 140-4 and Fin 46(R)-8 (FSP). The FSP amends both FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public entities to provide additional disclosures about the transfer of financial assets and involvement with variable interest entities (including qualifying special purpose entities or QSPE), respectively. The intent of the disclosure requirements is to provide greater transparency to financial statement users about an enterprises continuing involvement with financial assets after they have been transferred in a securitization or asset-backed financing arrangement (SFAS 140); and to demonstrate how an enterprise's involvement with a variable interest entity (VIE) affects their financial position, financial performance and cash flows (FIN 46(R)). We sponsored two securitizations during 2008. One was a transfer of financial assets accounted for as a financing. The other was a transfer of assets which was accounted for as a sale utilizing a QSPE. The implementation of this FSP will require additional disclosures regarding our assets and liabilities. This FSP is effective for the first reporting period ending after December 15, 2008 which, for us is December 31, 2008.

Financial Condition

     At December 31, 2008 our portfolio consisted of $1.4 billion of RMBS and securitized loans. At December 31, 2007 our portfolio consisted of $1.1 billion of RMBS and loans held for investment.

     The following table summarizes certain characteristics of our portfolio at December 31, 2008 and 2007:

                                                                       December 31,   December 31,
                                                                           2008           2007
--------------------------------------------------------------------------------------------------
Leverage at period-end                                                     2.5:1          0.5:1
Residential mortgage-backed securities as  % of portfolio                  66.2%          87.5%
Residential mortgage loans as  % of portfolio                                -            12.5%
Loans collateralizing secured debt as  % of portfolio                      33.8%            -
Fixed-rate investments as  % of portfolio                                  29.9%          14.4%
Adjustable-rate investments as % of portfolio                              70.1%          85.6%
Fixed rate investments
    Residential mortgage-backed securities as % of fixed-rate assets       49.9%          39.5%
    Residential mortgage loans as % of fixed-rate assets                     -            60.5%
    Loans collateralizing secured debt as a % of fixed-rate assets         50.1%            -
Adjustable-rate investments
    Residential mortgage-backed securities as a % of adjustable-rate
      assets                                                               73.1%          95.5%
    Residential mortgage loans as a % of adjustable-rate assets              -            4.5%
    Loans collateralizing secured debt as a % of adjustable-rate
      assets                                                               26.9%            -
Annualized yield on average earning assets during the period               5.96%          7.02%
Annualized cost of funds on average repurchase agreements balance
  during the period                                                        4.64%          5.08%
Annualized interest rate spread during the period                          1.32%          1.94%
Weighted average yield on assets at period-end                             5.93%          6.62%
Weighted average cost of funds at period-end                               3.39%          5.02%

Residential Mortgage-Backed Securities

     The table below summarizes our RMBS investments at December 31, 2008 and 2007:

                                                              For the period
                                                               November 21,
                                         For the year ended      2007 to
                                            December 31,       December 31,
                                                2008              2007
                                                 (dollars in thousands)

Amortized cost                                $ 1,122,135       $ 1,114,137
Unrealized gains                                    7,700            10,675
Unrealized losses                                (274,368)             (522)
                                              -----------       -----------
Fair value                                    $   855,467       $ 1,124,290
                                              ===========       ===========

     As of December 31, 2008 and 2007, the RMBS in our portfolio were purchased at a net discount to their par value and our RMBS had a weighted average amortized cost of 99.0 and 98.8, respectively.

     The following tables summarize certain characteristics of our RMBS portfolio at December 31, 2008 and 2007. The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models. Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

                                                 December 31, 2008
                                      ------------------------------------------
                                                  Weighted Averages
                                      ------------------------------------------
                          Estimated
                          Value (1)   Percent of                      Constant
                         (dollars in  Total RMBS            Yield to  Prepayment
                          thousands)   Portfolio   Coupon   Maturity  Rate (2)
Non-Agency
   Prime                  $125,640      14.69%     5.57%     8.32%      9.45%
   Alt-A                   487,465      56.98%     6.07%     6.28%     11.93%
   Subprime                     --         --        --        --         --
Agency                     242,362      28.33%     6.69%     6.00%     23.79%
                          --------     ------      ----      ----      -----
Total RMBS                $855,467     100.00%     6.12%     6.55%     14.00%
                          ========     ======      ====      ====      =====

(1)  All assets listed in this table are carried at their fair value.
(2) Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.


                                                 December 31, 2007
                                      ------------------------------------------
                                                  Weighted Averages
                                      ------------------------------------------
                        Estimated
                        Value (1)     Percent of                      Constant
                       (dollars in    Total RMBS            Yield to  Prepayment
                        thousands)    Portfolio   Coupon    Maturity    Rate (2)
Non-Agency
   Prime                $1,124,290     100.00%     6.32%     6.87%     10.13%
   Alt-A                        --         --        --        --         --
   Subprime                     --         --        --        --         --
Agency                          --         --        --        --         --
                        ----------     ------      ----      ----      -----
Total RMBS              $1,124,290     100.00%     6.32%     6.87%     10.13%
                        ==========     ======      ====      ====      =====

(1)  All assets listed in this table are carried at their fair value.
(2) Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.


The table below summarizes the credit ratings of our RMBS investments at December 31, 2008 and 2007:

                                  December 31,   December 31,
                                      2008          2007
                                     ------        ------

                         AAA          97.28%       100.00%
                         AA            0.40%           --
                         A             0.04%           --
                         BBB           0.02%           --
                         BB            0.03%           --
                         B             0.01%           --
                         Not rated     2.22%           --
                                     ------        ------
                         Total       100.00%       100.00%
                                     ======        ======

     Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 39 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of December 31, 2008 and 2007, the average final contractual maturity of the RMBS portfolio was 30 and 29 years, respectively.

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

     After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the RMBS portfolio is an increase of 1.46% and the weighted average maximum increases for the RMBS portfolio is 10.9%.

     The following table summarizes our RMBS according to their estimated weighted average life classifications as of December 31, 2008 and 2007:

                                                     December 31,  December 31,
                                                         2008          2007
                                                      ----------   ----------
                                                       (dollars in thousands)

     Less than one year                               $       --   $   45,868
     Greater than one year and less than five years      768,163    1,078,422
     Greater than or equal to five years                  87,304           --
                                                      ----------   ----------
     Total                                            $  855,467   $1,124,290
                                                      ==========   ==========

Mortgage Loans Held for Investment Portfolio Characteristics

     The following tables present certain characteristics of our whole mortgage loan portfolio as of December 31, 2007. We did not hold whole mortgage loans as of December 31, 2008.

                                                            December 31, 2007
                                                            -----------------
                                                          (dollars in thousands)
     Original loan balance                                       $164,436
     Unpaid principal balance                                    $161,489
     Weighted average coupon rate on loans                          6.33%
     Weighted average original term (years)                          29.9
     Weighted average remaining term (years)                         29.5


                              Remaining Balance
Geographic Distribution         (dollars in          % of Loan
      Top 5 States               thousands)           Portfolio      Loan Count
-------------------------   --------------------   ---------------   ----------
California                       $36,593              22.66%              52
New Jersey                       $14,368               8.90%              25
New York                         $12,061               7.47%              18
Illinois                         $11,330               7.02%              15
Virginia                         $10,517               6.51%              20
                                 -------              ------          -------
Total                            $84,869              52.56%             130
                                 =======              ======          =======

Occupancy Status    Remaining
                    Balance
                    (dollars   % of      Loan                  Loan Purpose              % of
                    in         Loan                                                      Loan
                    thousands) Portfolio Count                                         Portfolio
------------------- ---------- --------- -------               ----------------------  ---------
  Owner occupied     $148,685    92.07%     236                  Purchase                 70.96%
  Second home         $10,401     6.44%      17                  Cash out refinance       14.76%
  Investor             $2,403     1.49%       5                  Rate and term            14.28%
                                                                   refinance
                    ---------- --------- -------                                         --------
Total                $161,489   100.00%     258                Total                     100.00%
                    ========== ========= =======                                         ========
                               % of
                               Loan                                                      % of ARM
Documentation Type             Portfolio                       ARM Loan Type               Loans
------------------------------ ----------                      ------------------------- ----------
  Full/alternative                86.43%                         Traditional ARM loans           -
  Stated income/no ratio          13.57%                         Hybrid ARM loans          100.00%
                               ----------                                                ----------
Total                            100.00%                       Total                       100.00%
                               ==========                                                ==========
Unpaid Principal Balance    Dollars                            FICO Score                   % of
                            in                                                              Loan
                            Thousands                                                       Portfolio
--------------------------- ----------                         ---------------------------- --------
  $417,000 or less             $3,177                            740 and above               59.26%
  $417,001 to $650,000        $84,386                            700 to 739                  25.10%
  $650,001 to $1,000,000      $58,613                            660 to 699                  11.87%
  $1,000,001 to $2,000,000    $15,313                            620 to 659                   3.13%
  $2,000,001 to $3,000,000          -                            Below 620                    0.64%
                                                                                            --------
  Over $3,000,001                   -                          Total                        100.00%
                            ----------                                                      ========
Total                        $161,489
                            ==========
                                                               Weighted Average FICO Score    744
                            Dollars                                                         % of
  Original Loan to Value    in                                                              Loan
          Ratio             Thousands                     Property Type                     Portfolio
--------------------------- ----------                    --------------------------------- --------
80.01% and above              $16,990                       Single-family detached           61.29%
70.01% to 80.00%             $104,248                       Planned urban                    29.28%
                                                              development-detached
60.01% to 70.00%              $21,553                       Condominium                       5.80%
60.00% or less                $18,698                       Other residential                 3.63%
                            ----------                                                      --------
Total                        $161,489                     Total                             100.00%
                            ==========                                                      ========

Weighted Average Original      74.59%
Loan to Value Ratio

                                                         % of ARM
                Periodic Cap on Hybrid ARM Loans          Loans
                -------------------------------------- ------------
                3.00% or less                              100.00%
                3.01% to 4.00%                                   -
                4.01% to 5.00%                                   -
                                                       ------------
                Total                                      100.00%
                                                       ============

     We purchase our whole mortgage loans on a servicing retained basis. As a result, we do not service any loans, or receive any servicing income.

Securitized Debt Portfolio Characteristics

     The following tables present certain characteristics of our loans collateralizing debt portfolio as of December 31, 2008. We did not hold loans collateralizing debt as of December 31, 2007.

                                                  December 31, 2008
                                                  -------------------
                                                     (dollars in
                                                      thousands)
Original loan balance                                       $598,403
Unpaid principal balance                                    $578,996
Weighted average coupon rate on loans                          5.95%
Weighted average original term (years)                            29
Weighted average remaining term (years)                           28


                           Remaining Balance
Geographic Distribution       (dollars in        % of Loan
      Top 5 States            thousands)         Portfolio         Loan Count
------------------------- -------------------- ----------------- ---------------
California                     $190,004                  32.82%             254
New Jersey                      $38,576                   6.66%              57
Florida                         $34,208                   5.91%              46
Illinois                        $34,027                   5.88%              45
New York                        $26,643                   4.60%              42
                          -------------------- ----------------- ---------------
Total                          $323,458                  55.87%             444
                          ==================== ================= ===============

Occupancy Status    Remaining
                    Balance
                    (dollars   % of      Loan                  Loan Purpose             % of
                    in         Loan                                                     Loan
                    thousands) Portfolio Count                                          Portfolio
------------------- ---------- --------- -------               ------------------------ --------
  Owner occupied     $521,212    90.02%     740                  Purchase                 62.96%
  Second home         $47,784     8.25%      65                  Cash out refinance       14.95%
  Investor            $10,000     1.73%      17                  Rate and term            22.09%
                                                                   refinance
                    ---------- --------- -------                                         --------
Total                $578,996   100.00%     822                Total                     100.00%
                    ========== ========= =======                                         ========

                                               % of ARM
                ARM Loan Type                    Loans
                ------------------------------ ----------
                  Traditional ARM loans                -
                  Hybrid ARM loans               100.00%
                                               ----------
                Total                            100.00%
                                               ==========

Unpaid Principal Balance    Dollars                            FICO Score                   % of
                            in                                                              Loan
                            Thousands                                                       Portfolio
--------------------------- ----------                         ---------------------------- --------
  $417,000 or less             $5,486                            740 and above               69.82%
  $417,001 to $650,000       $225,927                            700 to 739                  18.33%
  $650,001 to $1,000,000     $237,625                            660 to 699                   9.28%
  $1,000,001 to $2,000,000   $104,359                            620 to 659                   1.74%
  $2,000,001 to $3,000,000     $5,599                            Below 620                    0.83%
                                                                                            --------
  Over $3,000,001                   -                          Total                        100.00%
                            ----------                                                      ========
Total                        $578,996
                            ==========
                                                               Weighted Average FICO Score    758

                            Dollars                                                         % of
  Original Loan to Value    in                                                              Loan
          Ratio             Thousands                     Property Type                     Portfolio
--------------------------- ----------                    --------------------------------- --------
80.01% and above              $65,320                       Single-family detached           59.60%
70.01% to 80.00%             $321,150                       Planned urban                    31.72%
                                                              development-detached
60.01% to 70.00%              $89,542                       Condominium                       6.60%
60.00% or less               $102,984                       Other residential                 2.08%
                            ----------                                                      --------
Total                        $578,996                     Total                             100.00%
                            ==========                                                      ========

Weighted Average Original      72.51%
Loan to Value Ratio

                                                        % of ARM
                Periodic Cap on Hybrid ARM Loans          Loans
                -------------------------------------- ------------
                3.00% or less                              100.00%
                3.01% to 4.00%                                   -
                4.01% to 5.00%                                   -
                                                       ------------
                Total                                      100.00%
                                                       ============

     We purchase our whole mortgage loans on a servicing retained basis. As a result, we do not service any loans, or receive any servicing income.

Results of Operations for the Year Ended December 31, 2008 and the Period Ended December 31, 2007

     We commenced operations on November 21, 2007, and therefore do not have any comparable results for prior periods.

     Net Loss Summary

     Our net loss for the year ended December 31, 2008 was $119.8 million, or $1.90 per share. Our net loss for the period commencing November 21, 2007 and ending December 31, 2007 was $2.9 million, or $0.08 per average share, respectively. The table below presents the net loss summary for the year ended December 31, 2008 and the period commencing November 21, 2007 and ending December 31, 2007:

                                Net Loss Summary
                (dollars in thousands, except for per share data)

                                                                      For the
                                                                      Period
                                                                      November
                                                 For the Year         21, 2007
                                                     Ended            through
                                                  December 31,        December
                                                      2008            31, 2007
                                                  ------------     ------------

Interest income                                   $    105,259     $      3,492
Interest expense                                        60,544              415
                                                  ------------     ------------
Net interest income                                     44,715            3,077
                                                  ------------     ------------

Unrealized gains (losses) on interest rate
  swaps                                                  4,156           (4,156)
Realized losses on sales of investments               (144,304)              --
Realized losses on terminations of
interest rate swaps                                    (10,337)              --
                                                  ------------     ------------
Net investment expense                                (105,770)          (1,079)
                                                  ------------     ------------

Expenses
  Management fee                                         8,428            1,217
  General and administrative expenses                    5,599              605
                                                  ------------     ------------
     Total expenses                                     14,027            1,822

Loss before income taxes                              (119,797)          (2,901)
Income tax                                                  12                5
                                                  ------------     ------------

Net loss                                          ($   119,809)    ($     2,906)
                                                  ============     ============

Net loss per share - basic and diluted            ($      1.90)    ($      0.08)
                                                  ============     ============

Weighted average number of shares
outstanding - basic and diluted                     63,155,878       37,401,737
                                                  ------------     ------------

Comprehensive (loss) income:
Net loss                                          ($   119,809)    ($     2,906)
                                                  ------------     ------------
Other comprehensive (loss) income:
  Unrealized (loss) gain on
    available-for-sale securities                     (421,125)          10,153
  Reclassification adjustment for realized
    losses included in income                          144,304               --
                                                  ------------     ------------
  Other comprehensive (loss) income                   (276,821)          10,153
                                                  ============     ============
Comprehensive (loss) income                       ($   396,630)    $      7,247
                                                  ============     ============

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $1.7 billion and $399.7 million for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively. Our interest income was $105.3 million and $3.5 million for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively. The yield on our portfolio was 5.96% and 7.02% for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively.

     Interest Expense and the Cost of Funds

     We had average borrowed funds of $1.3 billion and $270.6 million and total interest expense of $60.5 million and $415,000 for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively. Our average cost of funds was 4.64% and 5.08% for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the year ended December 31, 2008 and the period ended December 31, 2007.

                              Average Cost of Funds
        (Ratios for the quarters in 2008 and the period November 21, 2007 to December 31, 2007 have been annualized, dollars in thousands)

                                                                                                 Average
                                                                                     Average     Cost of       Average
                                                                                    One-Month    Funds         Cost of
                                                                                      LIBOR      Relative      Funds
                                                                                     Relative      to         Relative to
                               Average               Average   Average    Average   to Average   Average       Average
                               Borrowed   Interest   Cost of   One-Month  Six-Month  Six-Month   One-Month    Six-Month
                                Funds     Expense     Funds     LIBOR      LIBOR       LIBOR      LIBOR         LIBOR
                              ----------- ---------- --------- --------- --------- ------------ ----------- ------------
For the Year Ended December
  31, 2008                    $1,304,873   $60,544    4.64%     2.68%     3.06%      (0.38%)      1.96%        1.58%
----------------------------- ----------- ---------- --------- --------- --------- ------------ ----------- ------------
For  the quarter ended
  December 31, 2008           $1,105,239   $10,954    3.96%     2.23%     2.94%      (0.71%)      1.73%        1.02%
For  the quarter ended
  September 30, 2008          $1,339,531   $15,543    4.64%     2.62%     3.19%      (0.57%)      2.02%        1.45%
For  the quarter ended June
  30, 2008                    $1,449,567   $20,025    5.53%     2.59%     2.93%      (0.34%)      2.94%        2.60%
For  the quarter ended
  March 31, 2008              $1,325,156   $14,022    4.23%     3.31%     3.18%       0.13%       0.92%        1.05%
For  the Period November
  21, 2007 to December 31,
  2007                        $  270,584   $   415    5.08%     4.98%     4.84%       0.14%       0.10%        0.24%

     Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $44.7 million and $3.1 million for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.32% and 1.94% for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively.

     The table below shows our average assets held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007.

                               Net Interest Income
        (Ratios for quarters in 2008 and the period November 21, 2007 to
          December 31, 2007 have been annualized, dollars in thousands)


                                             Yield
                                              on
                        Average    Interest Average                       Average           Net
                        Earning    Earned   Interest   Average             Cost    Net      Interest
                        Assets     on       Earning    Debt      Interest  of      Interest Rate
                          Held     Assets    Assets    Balance   Expense   Funds   Income   Spread
                        ---------- -------- --------- ---------- -------- -------- -------- ------
For the Year Ended
  December 31, 2008     $1,711,705 $102,093  5.96%    $1,304,873 $60,544   4.64%   $44,715  1.32%
----------------------- ---------- -------- --------- ---------- -------- -------- -------- ------
For the Quarter ended
  December 31, 2008     $1,621,205 $23,254   5.74%    $1,105,239 $10,954   3.96%   $12,702  1.78%
For the Quarter ended
  September 30, 2008    $1,751,748 $23,419   5.35%    $1,339,531 $15,543   4.64%   $7,915   0.71%
For the Quarter ended
  June 30, 2008         $1,917,969 $29,630   6.18%    $1,449,567 $20,025   5.53%   $9,926   0.65%
For the Quarter ended
  March 31, 2008        $1,555,896 $25,790   6.63%    $1,325,156 $14,022   4.23%   $14,172  2.40%
For the Period
  November 21, 2007 to
  December 31,
  2007                  $399,736   $3,492    7.02%    $270,584    $415     5.08%   $3,077   1.94%

     Management Fee and General and Administrative Expenses

     We paid FIDAC a base management fee of $8.4 million and $1.2 million for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively.

     General and administrative (or G&A) expenses were $5.6 million and $605 thousand for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively.

     Total expenses as a percentage of average total assets were 0.85% and 1.55% for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively.

     Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

     The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007.

          Management Fee and G&A Expenses and Operating Expense Ratios
      (Ratios for the quarters in 2008 and the period November 31, 2007 to
                                December 31, 2007
                   have been annualized, dollars in thousands)

                                                           Total             Total
                                           Total       Management Fee    Management Fee
                                         Management       and G&A           and G&A
                                        Fee and G&A   Expenses/Average  Expenses/Average
                                          Expenses      Total Assets         Equity
                                        ------------- ----------------- -----------------
For the Year Ended December 31, 2008      $14,027          0.85%             3.50%
--------------------------------------- ------------- ----------------- -----------------
For the Quarter ended December 31,
2008                                       $3,918          1.10%             4.78%
For the Quarter ended September 30,
2008                                       $1,934          0.46%             2.46%
For the Quarter ended June 30, 2008        $3,380          0.70%             3.35%
For the Quarter ended March 31, 2008       $4,792          1.10%             4.00%
For the Period November 21, 2007 to
December 31, 2007                          $1,822          1.55%             3.05%

     Net Loss and Return on Average Equity

     Our net loss was $119.8 million and $2.9 million for the year ended December 31, 2008 and for the period November 21, 2007 to December 31, 2007, respectively. The table below shows our net interest income, loss on sale of assets and termination of interest rate swaps, unrealized gains (loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively.

                     Components of Return on Average Equity
      (Ratios for the quarters in 2008 and the period November 21, 2007 to
                     December 31, 2007 have been annualized)

                                                                  Unrealized
                                Net          Loss on Sale of    Gain/(Loss) on
                              Interest      Asset and Interest   Interest Rate       Total          Income         Return on
                            Income/Average  Rate Swaps/Average   Swaps/Average   Expenses/Average  Tax/Average      Average
                              Equity            Equity             Equity            Equity          Equity          Equity
                            ------------- -------------------- ----------------- -------------- --------------- --------------
For the Year Ended
  December 31, 2008            11.17%         (38.64%)               1.04%         (3.50%)              --           (29.93%)
------------------------------------------------------------------------------------------------------------------------------
For the Quarter ended
  December 31, 2008            15.50%              --                  --          (4.78%)              --            10.72%
For the Quarter ended
  September 30, 2008           10.07%        (157.28%)              12.81%         (2.46%)          (0.02%)         (136.88%)
For the Quarter ended
  June 30, 2008                 9.84%           1.75%               25.36%         (3.35%)              --            33.60%
For the Quarter ended
  March 31, 2008               11.83%         (27.40%)            (26.29%)         (4.00%)              --           (45.86%)
For the Period
  November 21, 2007 to
  December 31, 2007             5.16%              --              (6.97%)         (3.05%)          (0.01%)          (4.87%)

Liquidity and Capital Resources

     Liquidity measures our ability to meet cash requirements, including ongoing commitments to repay our borrowings, fund and maintain RMBS, mortgage loans and other assets, pay dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings from our investments, borrowings under securitizations, repurchase agreements and other financing facilities, and proceeds from equity offerings. We expect these sources of financing will be sufficient to meet our short-term liquidity needs.

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

     Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, a decline in the value of our collateral or an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities in a common stock offering. If required, the sale of RMBS or whole mortgage loans at prices lower than their carrying value would result in losses and reduced income.

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

     We held cash and cash equivalents of approximately $27.5 million and $6.0 million at December 31, 2008 and 2007, respectively.

     Our operating activities provided net cash of approximately $30.7 million and used cash of approximately $1.5 million for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively.

     Our investing activities provided net cash of $1.0 billion and $795.6 million for the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, respectively, primarily for the purchases of investments and the $151.2 million securitization which was accounted for as a sale.

     Our financing activities as of December 31, 2008 consisted of net proceeds from our October 2008 secondary offerings in which we raised approximately $299.6 million, repurchase agreements, as well as the debt obligations of a $619.7 million securitization which was accounted for as a financing. We currently have established uncommitted repurchase agreements for RMBS with 13 counterparties, including Annaly. As of December 31, 2008, we had $562.1 million outstanding under our repurchase agreement with Annaly, which constitutes approximately 53% of our total financing. Our repurchase agreement with Annaly has weighted average borrowing rates of 1.43% and weighted average remaining maturities of 2 days. This agreement is collateralized by our RMBS which had an estimated fair value of $680.8 million at December 31, 2008. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly.

     At December 31, 2008, the repurchase agreements for RMBS had the following remaining maturities:

                                                      December 31, 2008
                                                         (dollars in
                                                          thousands)
                --------------------------------  ---------------------
                Within 30 days                                $562,119
                30 to 59 days                                        -
                60 to 89 days                                        -
                90 to 119 days                                       -
                Greater than or equal to 120 days                    -
                                                  ---------------------
                Total                                         $562,119
                                                  =====================

     We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2008 and 2007, our total debt was approximately $1.1 billion and $270.6 million, which represented a debt-to-equity ratio of approximately 2.5:1 and 0.5:1, respectively.

Stockholders' Equity

     Our charter provides that we may issue up to 550,000,000 shares of stock, consisting of up to 500,000,000 shares of common stock having a par value of $0.01 per share and up to 50,000,000 shares of preferred stock having a par value of $0.01 per share.

     We consummated a public offering and private offering of our common stock on October 29, 2008. In these offerings we raised proceeds before the underwriter's discount but before offering expenses of approximately $301.0 million.

Management Agreement and Related Party Transactions

Management Agreement

     On November 15, 2007 we entered into a management agreement with FIDAC, pursuant to which FIDAC is entitled to receive a base management fee and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The base management fee is payable quarterly in arrears in an amount equal to 1.50% per annum, calculated quarterly, of our stockholders' equity (as defined in the management agreement). FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. The base management fee will be reduced, but not below zero, by our proportionate share of any CDO base management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs.

Financing Arrangements with Annaly

     In March 2008, we entered into a RMBS repurchase agreement with Annaly. This agreement contains customary representations, warranties and covenants contained in such agreements. As of December 31, 2008, we had $562.1 million outstanding under the agreement with a weighted average borrowing rate of 1.43%.

Restricted Stock Grants

     We granted 1,301,000 shares of restricted stock to our Manager's employees and members of our board of directors during the year ended December 31, 2008. During the year ended December 31, 2008, 140,900 shares of restricted stock we had awarded to FIDAC's employees and our board members vested and 17,880 shares were forfeited or cancelled. At December 31, 2008 there are approximately 1.2 million unvested shares of restricted stock issued to employees of FIDAC. For the year ended December 31, 2008, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $1.7 million.

Contractual Obligations and Commitments

     The following table summarizes our contractual obligations at December 31, 2008.

                                                                    Greater
                                           One to    Three to       Than or
                            Within One     Three       Five        Equal to
                               Year        Years       Years       Five Years     Total
                            ----------   ----------   ----------   ----------   ----------
                                                    (dollars in thousands)
Repurchase agreements       $  562,119   $       --   $       --   $       --   $  562,119
Securitized debt (1)            65,561      112,745       85,955      246,535      510,796
Interest expense on
  repurchase agreements (2)         22           --           --           --           22
Interest expense on
  securitized debt              26,469       42,694       31,965       92,125      193,253
                            ----------   ----------   ----------   ----------   ----------
Total                       $  654,171   $  155,439   $  117,920   $  338,660   $1,266,190
                            ==========   ==========   ==========   ==========   ==========

(1)  Securitized debt is non-recourse.
(2) Interest rates are variable and based on rates in effect as of December 31, 2008.

     The following table summarizes our contractual obligations at December 31, 2007.

                                                    (dollars in thousands)
                                                                        Greater
                                                One to                  Than or
                                 Within One     Three       Three to    Equal to
   Contractual Obligations          Year         Years     Five Years  Five Years     Total
------------------------------- -------------- ----------- ----------- ----------- -------------
Repurchase agreements                $270,584      --         --           --          $270,584
Interest expense on
repurchase agreements(1)                1,206      --         --           --             1,206
                                -------------- ----------- ----------- ----------- -------------
            Total                    $271,790      --         --           --          $271,790
                                ============== =========== =========== =========== =============

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

Dividends

     To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our financing facilities, we must first meet any operating requirements and scheduled debt service on our financing facilities and other debt payable.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The primary components of our market risk are related to credit risk, interest rate risk, prepayment risk, market value risk and real estate market risk. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

     We are subject to credit risk in connection with our investments and face more credit risk on assets we own which are rated below "AAA". The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics. Our Manager uses a comprehensive credit review process. Our Manager's analysis of loans includes borrower profiles, as well as valuation and appraisal data. Our Manager uses compensating factors such as liquid assets, low loan to value ratios and job stability in evaluating loans. Our Manager's resources include a proprietary portfolio management system, as well as third party software systems. Our Manager utilizes a third party due diligence firm to perform an independent underwriting review to insure compliance with existing guidelines. Our Manager selects loans for review predicated on risk-based criteria such as loan-to-value, borrower's credit score(s) and loan size. Our Manager also outsources underwriting services to review higher risk loans, either due to borrower credit profiles or collateral valuation issues. In addition to statistical sampling techniques, our Manager creates adverse credit and valuation samples, which we individually review. Our Manager rejects loans that fail to conform to our standards. Our Manager will accept only those loans which meet our underwriting criteria. Once we own a loan, our Manager's surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. Additionally, the non-Agency RMBS and other ABS which we acquire for our portfolio are reviewed by our Manager to ensure that they satisfy our risk based criteria. Our Manager's review of non-Agency RMBS and other ABS includes utilizing its proprietary portfolio management system. Our Manager's review of non-Agency RMBS and other ABS are based on quantitative and qualitative analysis of the risk-adjusted returns on non-Agency RMBS and other ABS present.

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

     Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2008 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                         Projected Percentage Change Projected Percentage Change
Change in Interest Rate     in Net Interest Income       in Portfolio Value
------------------------ --------------------------- ---------------------------

-75 Basis Points                    (2.10%)                           0.70%
-50 Basis Points                    (1.47%)                           0.36%
-25 Basis Points                    (0.84%)                           0.03%
Base Interest Rate                   -                                -
+25 Basis Points                     0.55%                           (0.62%)
+50 Basis Points                     1.07%                           (0.94%)
+75 Basis Points                     1.58%                           (1.25%)

Prepayment Risk

     As we receive prepayments of principal on these investments, premiums paid on such investments are amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accreted into interest income.

Extension Risk

     Our Manager computes the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when fixed-rate or hybrid adjustable-rate mortgage loans or RMBS are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related assets. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid adjustable-rate assets would remain fixed. This situation may also cause the market value of our hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2008. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                            1 Year to 3      Greater than 3
                                      Within 3 Months     3-12 Months          Years              Years             Total
------------------------------------- ----------------- ----------------- ----------------- ------------------ -----------------
                                                                       (dollars in thousands)
Rate sensitive assets                       $  833,175         $   4,620        $  467,724          $ 406,910        $1,712,429
Cash equivalents                                27,480                 -                 -                  -            27,480
                                      ----------------- ----------------- ----------------- ------------------ -----------------
Total rate sensitive assets                    860,655             4,620           467,724            406,910         1,739,909
                                      ----------------- ----------------- ----------------- ------------------ -----------------

Rate sensitive liabilities,
  with the effect
  of swaps                                     562,119                 -                 -            510,796         1,072,915
                                      ----------------- ----------------- ----------------- ------------------ -----------------

Interest rate sensitivity gap             $    298,536         $   4,620        $  467,724        ($ 103,886)        $  666,994
                                      ================= ================= ================= ================== =================

Cumulative rate sensitivity gap
                                          $    298,536    $      303,156      $    770,880         $  666,994
                                      ================= ================= ================= ==================

Cumulative interest rate sensitivity
  gap as a percentage of total
  rate-sensitive assets                            17%               17%               44%                38%
                                      ================= ================= ================= ==================

     Our analysis of risks is based on our manager's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this Form 10-K. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, "Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

     Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-24 of this Form 10-K.

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

Management's Annual Report on Internal Control over Financial Reporting

Dated:  February 27, 2009

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

          o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

          o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

          o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As a result, even systems determined to be effective can provide only reasonable assurance regarding the preparation and presentation of financial statements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on management's assessment, the Company's management believes that, as of December 31, 2008, the Company's internal control over financial reporting was effective based on those criteria.

     The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting. This report appears on page F-2 of this annual report on Form 10-K.

Changes in Internal Controls

     There have been no changes in our "internal control over financial reporting" (as defined in rule 13(a)-15(f) of the Exchange Act) that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures.

     Not applicable.

Item 9B.  Other Information

     None.

Item 10. Directors, Executive Officers and Corporate Governance

     The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

     The information regarding our executive officers required by Item 10 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

     The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

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

     The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008.

Item 11.  Executive Compensation

     The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director
         Independence

     The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

Item 14. Principal Accountant Fees and Services

     The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

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

3.   Exhibits:

                                  EXHIBIT INDEX
Exhibit                            Description
Number

3.1 Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
3.2 Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company's Registration Statement on Amendment No. 2 to Form S-11 (File No. 333-145525) filed on November 5, 2007 and incorporated herein by reference)
4.1 Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.1 Form of Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.2 Form of Amendment No. 1 to the Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.2 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-151403) filed on October 14, 2008 and incorporated herein by reference)
10.3 Form of Amendment No. 2 to the Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 20, 2008 and incorporated herein by reference)
10.4+ Form of Equity Incentive Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.5+ Form of Restricted Common Stock Award (filed as Exhibit 10.3 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.6+ Form of Stock Option Grant (filed as Exhibit 10.4 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)
10.7 Form of Master Securities Repurchase Agreement (filed as Exhibit 10.5 to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-145525) filed on November 13, 2007 and incorporated herein by reference)
10.8 Master Repurchase Agreement, dated as of January 18, 2008, between Credit Suisse First Boston Mortgage Capital LLC and Chimera Investment Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 24, 2008 and incorporated herein by reference)
10.9 Master Repurchase Agreement, dated as of January 31, 2008, among DB Structured Products, Inc., Deutsche Bank Securities Inc., and Chimera Investment Corp. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 4, 2008 and incorporated herein by reference)
10.10 Amendment No. 1, dated as of March 14, 2008, to the Master Repurchase Agreement, dated as of January 31, 2008, among DB Structured Products, Inc., Deutsche Bank Securities Inc., and Chimera Investment Corp. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2008 and incorporated herein by reference)
10.11 Amendment No. 2, dated as of March 26, 2008, to the Master Repurchase Agreement, dated as of January 31, 2008, among DB Structured Products, Inc., Deutsche Bank Securities Inc., and Chimera Investment Corp. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2008 and incorporated herein by reference)
23.3      Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit                            Description
Number

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

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-2
Consolidated Financial Statements for the year ended December 31, 2008 and the period ended December 31, 2007
    Consolidated Statements of Financial Condition                           F-3
    Consolidated Statements of Operations and Comprehensive Loss             F-4
    Consolidated Statements of Stockholders' Equity                          F-5
    Consolidated Statements of Cash Flows                                    F-6
    Notes to Consolidated Financial Statements                               F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chimera Investment Corporation
New York, New York

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation and its subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2008 and the period from November 21, 2007 (date operations commenced) to December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report On Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chimera Investment Corporation and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from November 21, 2007 (date operations commenced) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP


New York, New York

February 27, 2009

                         CHIMERA INVESTMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                                December 31,   December 31,
                                                                    2008          2007
                                                                -----------    -----------
ASSETS

Cash and cash equivalents                                       $    27,480    $     6,026
Restricted cash                                                          --          1,350
Residential Mortgage-Backed Securities, at fair value               855,467      1,124,290
Mortgage loans held for investment, net of allowance for loan losses of $0 and $81
  thousand, respectively                                                 --        162,371
Securitized loans held for investment, net of allowance for
loan losses of
  $1.6 million and $0, respectively                                 583,346             --
Reverse repurchase agreements                                            --        265,000
Accrued interest receivable                                           9,951          6,036
Other assets                                                          1,257            563
                                                                -----------    -----------
Total assets                                                    $ 1,477,501    $ 1,565,636
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                         $   562,119    $   270,584
  Securitized debt                                                  488,743             --
  Payable for investments purchased                                      --        748,920
  Accrued interest payable                                            2,465            415
  Dividends payable                                                   7,040            943
  Accounts payable and other liabilities                              2,679          1,729
  Interest rate swaps, at fair value                                     --          4,156
                                                                -----------    -----------
Total liabilities                                                 1,063,046      1,026,747
                                                                -----------    -----------

Commitments and Contingencies (Note 14)

Stockholders' Equity:
 Common stock: par value $.01 per share;  500,000,000 shares authorized, 177,198,212 and 37,705,563 shares issued and
outstanding                                                           1,760            377
 Additional paid-in capital                                         831,966        532,208
 Accumulated other comprehensive (loss) income                     (266,668)        10,153
 Accumulated deficit                                               (152,603)        (3,849)
                                                                -----------    -----------
Total stockholders' equity                                          414,455        538,889
                                                                -----------    -----------

Total liabilities and stockholders' equity                      $ 1,477,501    $ 1,565,636
                                                                ===========    ===========


                 See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  (dollars in thousands, except per share data)

                                                                                For the Period
                                                                                 November 21,
                                                                For the Year      2007 to
                                                                Ended December   December 31,
                                                                  31, 2008         2007
                                                                ------------    ------------
Interest income                                                 $    105,259    $      3,492
Interest expense                                                      60,544             415
                                                                ------------    ------------
Net interest income                                                   44,715           3,077
                                                                ------------    ------------

Unrealized gains (losses) on interest rate swaps                       4,156          (4,156)
Realized losses on sales of investments                             (144,304)             --
Realized losses on terminations of interest rate swaps               (10,337)             --
                                                                ------------    ------------
Net investment expense                                              (105,770)         (1,079)
                                                                ------------    ------------

Expenses
  Management fee                                                       8,428           1,217
  General and administrative expenses                                  5,599             605
                                                                ------------    ------------
     Total expenses                                                   14,027           1,822
                                                                ------------    ------------

Loss before income taxes                                            (119,797)         (2,901)

  Income tax expense                                                      12               5
                                                                ------------    ------------

Net loss                                                        ($   119,809)   ($     2,906)
                                                                ============    ============

Net loss per share - basic and diluted                          ($      1.90)   ($      0.08)
                                                                ============    ============

Weighted average number of shares outstanding - basic and
diluted                                                           63,155,878      37,401,737
                                                                ============    ============

Comprehensive (loss) income:
Net loss                                                        ($   119,809)   ($     2,906)
                                                                ------------    ------------
Other comprehensive (loss) income:
  Unrealized (loss) gain on available-for-sale securities           (421,125)         10,153
  Reclassification adjustment for realized losses included in
    income                                                           144,304              --
                                                                ------------    ------------
Other comprehensive (loss) income                               ($   276,821)   $     10,153
                                                                ------------    ------------
Comprehensive (loss) income                                     ($   396,630)   $      7,247
                                                                ============    ============


                 See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                        Accumulated
                                 Common     Additional     Other
                                Stock Par    Paid-in   Comprehensive  Accumulated
                                  Value      Capital      Income       Deficit      Total
                                ---------   ---------   ---------    ---------    ---------
Balance, November 21, 2007
  (date operations commenced)   $      --   $      --   $      --    $      --    $      --
  Net loss                             --          --          --       (2,906)      (2,906)
  Other comprehensive income           --          --      10,153           --       10,153
  Net proceeds from common
    stock offerings                   377     532,197          --           --      532,574
  Net proceeds from direct
   purchases                           --          11          --           --           11
  Common dividends declared,
    $0.025 per share                   --          --          --         (943)        (943)
-----------------------------   ---------   ---------   ---------    ---------    ---------
Balance, December 31, 2007      $     377   $ 532,208   $  10,153    ($  3,849)   $ 538,889
-----------------------------   ---------   ---------   ---------    ---------    ---------
 Net loss                              --          --          --     (119,809)    (119,809)
 Other comprehensive loss              --          --    (276,821)          --     (276,821)
 Net proceeds from common
   stock offerings                  1,382     298,202          --           --      299,584
 Net proceeds from direct
   purchases                           --          97          --           --           97
 Restricted stock grants                1       1,459          --           --        1,460
Common dividends declared,
   $0.62 per share                     --          --     (28,945)     (28,945)
-----------------------------   ---------   ---------   ---------    ---------    ---------
Balance, December 31, 2008      $   1,760   $ 831,966   ($266,668)   ($152,603)   $ 414,455
=============================   =========   =========   =========    =========    =========


                       See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                         For the
                                                                                         Period
                                                                       For the Year    November 21,
                                                                      Ended December   to December
                                                                         31, 2008       31, 2007
                                                                      ------------    ------------
Cash Flows From Operating Activities:
Net loss                                                              ($   119,809)   ($     2,906)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Amortization of investments                                                  294             (98)
  Unrealized (gains) losses on interest rate swaps                          (4,156)          4,156
  Realized loss on sale of investments                                     144,304              --
  Realized loss on termination of interest rate swaps                      (10,337)             --
  Allowance for loan losses                                                  1,540              81
  Restricted stock grants                                                    1,460              --
  Changes in operating assets
      Increase in accrued interest receivable                               (5,613)         (4,337)
      Increase in other assets                                                (694)           (563)
  Changes in operating liabilities
      (Decrease) increase in accounts payable and other liabilities            950           1,729

      Increase in accrued interest payable                                   2,050             415
                                                                      ------------    ------------
          Net cash provided by (used in) operating activities               30,663          (1,523)
                                                                      ------------    ------------
Cash Flows From Investing Activities:
   Residential mortgage-backed securities portfolio:
      Purchases                                                         (1,483,416)       (368,593)
      Sales                                                                567,455              --
      Principal payments                                                   174,449           1,788
   Loans held for investment portfolio:
      Purchases                                                           (735,271)       (162,465)
      Sales                                                                 90,732              --
      Principal payments                                                    23,115              --
  Loans collateralizing debt
      Purchases                                                               (111)             --
      Principal payments                                                    40,714              --
   Reverse repurchase agreements                                           265,000        (265,000)
   Restricted cash                                                           1,350          (1,350)
                                                                      ------------    ------------
          Net cash used in investing activities                         (1,055,983)       (795,620)
                                                                      ------------    ------------
Cash Flows From Financing Activities:
   Net proceeds from reverse repurchase agreements                      85,585,116         270,584
   Net payments on reverse repurchase agreements                       (85,293,581)             --
   Net proceeds from common stock offerings                                299,584         532,574
   Net proceeds from securitized debt borrowing                            526,716              --
   Net payments on securitized debt borrowing                              (37,973)             --
   Net proceeds from direct purchases of common stock                           97              11
   Net payments on termination of interest rate swaps                      (10,337)             --
 Dividends paid                                                            (22,848)             --
                                                                      ------------    ------------
          Net cash provided by financing activities                      1,046,774         803,169
                                                                      ------------    ------------
Net increase in cash and cash equivalents                                   21,454           6,026
Cash and cash equivalents at beginning of period                             6,026              --
                                                                      ------------    ------------
Cash and cash equivalents at end of period                            $     27,480    $      6,026
                                                                      ============    ============

Supplemental disclosure of cash flow information
   Interest paid                                                      $     58,493    $         --
                                                                      ============    ============
   Taxes paid                                                         $         33    $         --
                                                                      ============    ============
Non cash investing activities
   Payable for securities purchased                                   $         --    $    748,920
                                                                      ============    ============
   Transfer from loans held for investment to securitization
     trust                                                            $    735,271    $         --
                                                                      ============    ============
   Net change in  unrealized  (loss) gain on  available  for sale
     securities                                                       ($   276,821)   $     10,153
                                                                      ============    ============
Non cash financing activities
   Dividends declared, not yet paid                                   $      7,040    $        943
                                                                      ============    ============


                 See notes to consolidated financial statements

                         CHIMERA INVESTMENT CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the
       Year Ended December 31, 2008 and the Period Ended December 31, 2007

1.   Organization and Significant Accounting Policies

Chimera Investment Corporation, or the Company, was organized in Maryland on June 1, 2007. The Company commenced operations on November 21, 2007 when it completed its initial public offering. The Company has elected to be taxed as a real estate investment trust or REIT under the Internal Revenue Code of 1986, as amended. As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its taxable net income to its stockholders. During July 2008, the Company formed Chimera Securities Holding, LLC, a wholly owned subsidiary. Chimera Securities Holding, LLC is a qualified REIT subsidiary used to hold residential mortgage-backed securities ("RMBS") for certain of the Company's securitizations. Annaly Capital Management, Inc., or Annaly, currently owns 8.6% of the Company's common shares. The Company is managed by Fixed Income Discount Advisory Company, or FIDAC, an investment advisor registered with the Securities and Exchange Commission. FIDAC is a wholly-owned subsidiary of Annaly.

A summary of the Company's significant accounting policies follows:

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Chimera Securities Holding, LLC. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
Cash and cash equivalents include cash in bank and money market funds.

Restricted Cash
Restricted cash includes cash held by counterparties as collateral for repurchase agreements and interest rate swaps.

Reverse Repurchase Agreements
The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets. These investments will typically be recorded as short term investments, will mature daily, and are referred to as reverse repurchase agreements in the consolidated statement of financial condition. Reverse repurchase agreements are recorded at cost and are collateralized by residential mortgage-backed securities, or RMBS.

Residential Mortgage-Backed Securities
The Company invests in RMBS representing interests in obligations backed by pools of mortgage loans and carries those securities at fair value estimated using a pricing model. Management reviews the fair values generated by this model to determine that prices are reflective of the current market. Management performs a validation of the fair value calculated by this model by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by FIDAC, then the asset will be valued at its fair value as determined in good faith by FIDAC. In the current market, it may be difficult or impossible to obtain third party pricing on certain of the investments the Company purchases. In addition, validating third party pricing for the Company's investments may be more subjective as fewer participants may be willing to provide this service to the Company. Moreover, the current market is more illiquid than in recent history for some of the investments the Company purchases. Illiquid investments typically experience greater price volatility as a ready market does not exist. As volatility increases or liquidity decreases, the Company may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy. See
Note 5.

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

RMBS transactions are recorded on the trade date. Realized gains and losses from RMBS transactions are determined based on the specific identification method and recorded as a gain (loss) on sale of available for sale securities in the consolidated statement of operations. Accretion of discounts or amortization of premiums on available-for-sale securities and mortgage loans is computed using the effective interest yield method and is included as a component of interest income in the consolidated statement of operations.

The current situation in the mortgage sector and the current weakness in the broader credit markets could adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fail, it could negatively impact the marketability of all fixed income securities, including government mortgage securities. This could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its investment securities at an inopportune time when prices are depressed.

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

Allowance for Loan Losses
The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company's loan portfolio. The estimate is based on a variety of factors including, but not limited to, current economic conditions, industry loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing appreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of the pools of loans, the Company obtains written representations and warranties from the sellers that the Company could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards. While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aided in determining the allowance for loan losses. The Company also performed due diligence procedures on a sample of loans that met its criteria during the purchase process. The Company has created an unallocated provision for possible loan losses estimated as a percentage of the remaining principal on the loans. Management's estimate is based on historical experience of similar underwritten pools.

When it is probable that contractually due specific amounts are deemed uncollectible, the account is considered impaired. Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral, reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses. There were no losses specifically allocated to loans as of December 31, 2008 and 2007.

Securitized Debt
The Company has securitized debt to finance a portion of its residential mortgage loan portfolio. The securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and bear interest and principal payments to the debt holders. The Company's securitizations which are accounted for as financings under SFAS 140 are recorded as an asset called "Securitized loans" and the corresponding debt as "Securitized debt" in the consolidated statement of financial condition.

Fair Value Disclosure
SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of mortgage backed securities and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. Securitized loans are carried at amortized cost. The estimated fair value of cash and cash equivalents, accrued interest receivable, reverse repurchase agreements, repurchase agreements with maturities shorter than one year, payables for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of December 31, 2008 and 2007 due to the short term nature of these financial instruments.

Interest Income
Interest income on RMBS and loans held for investment is recognized over the life of the investment using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, for securities of high credit quality and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FSP Emerging Issues Task Force No. 99-20-1, for all other securities. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Derivative Financial Instruments/Hedging Activity
The Company hedges interest rate risk through the use of derivative financial instruments, currently interest rate swaps. The Company accounts for these instruments as free-standing derivatives. Accordingly, they are carried at fair value with realized and unrealized gains and losses recognized in earnings.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated statement of financial condition and to measure those instruments at fair value. Additionally, the fair value adjustments affect either other comprehensive income in stockholders' equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

Mortgage Loan Sales and Securitizations

     The Company periodically enters into transactions in which it sells financial assets such as RMBS, mortgage loans and other assets. Upon a transfer, the Company sometimes retains or acquires senior or subordinated interests in the related assets. In addition, the Company generally does not acquire servicing rights for mortgage loans it purchases. Gains and losses on such transactions are recognized using the guidance in SFAS No. 140," Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125" or SFAS No. 140, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The gain or loss on sale is determined by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained based on their fair values.

The Company determines the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold.

From time to time, the Company may securitize loans held for investment. These transactions are recorded in accordance with SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and are accounted for as either a "sale" and the loans held for investment are removed from the consolidated statements of financial condition or as a "financing" and are classified as "Securitized loans held for investment" on the Company's consolidated statements of financial condition, depending upon the structure of the securitization transaction.

Income Taxes
The Company qualifies to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements including certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company upon inception and its effect was not material.

Net Loss Per Share
The Company calculates basic net loss per share by dividing net loss for the period by weighted-average shares of its common stock outstanding for that period. Diluted net loss per share takes into account the effect of dilutive instruments, such as stock options but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The Company had no potentially dilutive securities outstanding during the periods presented.

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

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles or (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Subsequently, on October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data do not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. The Company does not believe the implementation of FSP 157-3 will have a material effect on the fair value of its assets as the Company intends to continue the methodologies used in previous quarters to value assets as defined under the original SFAS 157.

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

In February 2008, FASB issued FASB Staff Position No. SFAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, ("FSP SFAS 140-3"). FSP SFAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS 133 Accounting for Derivative Instruments and Hedging Activities. FSP SFAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for the Company on January 1, 2009. The Company is currently evaluating FSP SFAS 140-3 but does not expect its application to have a significant impact on its financial reporting.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133. SFAS 161 attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for SFAS Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and of gains and losses on derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. The Company expects that adoption of SFAS 161 will increase footnote disclosure to comply with the disclosure requirements for financial statements issued after January 1, 2009.

In June 2008, the FASB proposed amending SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), Consolidation of Variable Interest Entities. The proposed amendments would eliminate the Qualified Special Purpose Entity (QSPE) in SFAS 140, and modify the consolidation model in FIN 46(R). QSPEs are utilized extensively by many financial firms in securitizations for off-balance sheet financing for "sale accounting" treatment in the transfer of financial assets. Currently, QSPEs do not have to be consolidated on the issuing firm's financial statements. Should the proposed changes to SFAS 140 become final, enterprises involved with QSPEs will no longer be exempt from applying FIN 46(R), the FASB Interpretation on consolidation; thus, previously unconsolidated entities may have to be consolidated. The revisions will also eliminate the provision in paragraph 9(b) of SFAS 140 that allowed entities to "look-through" to the rights of beneficial interest holders when analyzing control. Further, the revisions will address the derecognition of assets and amend the criteria for said derecognition; and require that the beneficial interests received by a transferor, in connection with a sale of an entire financial asset to an entity that is not consolidated by the transferor, be considered proceeds of the sale and initially measured at fair value. The Company does not have any QSPEs at December 31, 2008 or December 31, 2007.

On December 11, 2008 the Financial Accounting Standard Board (FASB) issued a staff position entitled FSP SFAS 140-4 and Fin 46(R)-8 (FSP). The FSP amends both FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public entities to provide additional disclosures about the transfer of financial assets and involvement with variable interest entities (including qualifying special purpose entities or QSPE), respectively. The intent of the disclosure requirements is to provide greater transparency to financial statement users about an enterprises continuing involvement with financial assets after they have been transferred in a securitization or asset-backed financing arrangement (SFAS 140); and to demonstrate how an enterprise's involvement with a variable interest entity (VIE) affects its financial position, financial performance and cash flows (FIN 46(R)). The Company sponsored two securitizations during 2008. One was a transfer of financial assets accounted for as a financing. The other was a transfer of assets which was accounted for as a sale utilizing a QSPE. Additionally, the Company is involved in asset-backed financing arrangements in the form of repurchase agreements and reverse repurchase agreements; therefore it is directly affected by the FSP. The implementation of this FSP will require additional disclosures regarding the Company's assets and liabilities. This FSP is effective for the first reporting period ending after December 15, 2008. Required disclosures under FSP SFAS 140-4 and FIN 46(R)-8 have been incorporated into this Form 10-K.

In January, 2009, the FASB issued Emerging Issues Task Force (EITF) Staff Position No EITF 99-20-01, "Amendments to the Impairment Guidance of EITF Issue 99-20". EITF 99-20-01 was issued in an effort to provide a more consistent determination on whether an other-than-temporary impairment has occurred for certain beneficial interests in securitized financial assets. Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flow and its impact reflected in current earnings. The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected. For debt securities that are not within the scope of EITF 99-20-01, Statement 115 continues to apply. The objective of other-than-temporary impairment analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security. Factors to consider when making an other-than-temporary impairment decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor. This EITF became effective for the Company for December 31, 2008.

2.   Mortgage-Backed Securities

The following table represents the Company's available for sale RMBS portfolio as of December 31, 2008 and December 31, 2007 at fair value.

                                           (dollars in thousands)

                                         December 31,   December 31,
                                             2008           2007
                                         -----------    -----------
           Mortgage-backed securities,   $ 1,122,135    $ 1,114,137
             gross
           Gross unrealized gain               7,700         10,675
           Gross unrealized loss            (274,368)          (522)
                                         -----------    -----------
           Fair value                    $   855,467    $ 1,124,290
                                         ===========    ===========

During the year ended December 31, 2008, the Company completed sales of RMBS with a carrying value of $704.9 million which resulted in net realized losses of approximately $137.4 million. The Company did not sell any RMBS during the period from November 21, 2007 to December 31, 2007.

The following table presents the gross unrealized losses, and estimated fair value of the Company's RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2008 and December 31, 2007.

                                   Unrealized Loss Position For:
-----------------------------------------------------------------------------------------------------
                           Less than 12 Months         12 Months or More              Total

                         Estimated     Unrealized    Estimated    Unrealized  Estimated   Unrealized
                        Fair Value       Losses      Fair Value     Losses    Fair Value   Losses
-----------------------------------------------------------------------------------------------------
                                       (dollars in thousands)
December 31, 2008          $ 855,467    ($274,368)        $    -      $    -   $ 855,467  ($274,368)
December 31, 2007          $1,124,290      ($ 522)        $    -      $    -  $1,124,290     ($ 522)

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

The following table summarizes the Company's mortgage-backed securities at December 31, 2008 according to their weighted-average life classifications:

                                          (dollars in thousands)
                                                                  Weighted
  Weighted Average Life       Fair Value      Amortized Cost   Average Coupon
--------------------------- ---------------- ----------------- ----------------
Less than one year                 $      -        $        -               -
Greater than one year and
less than five years                768,163           975,835            6.05%
Greater than five years              87,304           146,300            6.56%
                            ---------------- ----------------- ----------------
Total                              $855,467        $1,122,135            6.12%
                            ================ ================= ================

The following table summarizes the Company's mortgage-backed securities at December 31, 2007 according to their estimated weighted-average life classifications:

                                          (dollars in thousands)
                                                                  Weighted
Weighted Average Life         Fair Value     Amortized Cost    Average Coupon
--------------------------- ---------------- ---------------- -----------------
Less than one year               $   45,868       $   46,102             6.31%
Greater than one year and
less than five years              1,078,422        1,068,035             6.32%
Greater than five years                   -                -                 -
                            ---------------- ---------------- -----------------
Total                            $1,124,290       $1,114,137             6.32%
                            ================ ================ =================

The weighted-average lives of the mortgage-backed securities as of December 31, 2008 and December 31, 2007 in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

3.   Loans Held for Investment

The Company did not have any loans held for investment as of December 31, 2008. The following table represents the Company's residential mortgage loans classified as held for investment at December 31, 2008 and December 31, 2007, which are carried at their principal balance outstanding less an allowance for loan losses:


                                         December 31, 2008   December 31, 2007
                                        ------------------- -------------------
                                                (dollars in thousands)
Mortgage loans, at principal balance           $         -            $162,452
outstanding
Less:  allowance for loan losses                         -                (81)
                                        ------------------- -------------------
Mortgage loans held for investment             $         -            $162,371
                                        =================== ===================

During the year ended December 31, 2008, the Company completed sales of residential mortgage loans with a carrying value of $97.7 million which resulted in net realized losses of approximately $6.9 million. The Company did not sell any residential mortgage loans during the period ended December 31, 2007.

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the year ended December 31, 2008 and the period ended December 31, 2007:

                                                                  For the
                                                                   Period
                                                 For the Year     November
                                                    Ended       21, 2007 to
                                                 December 31,     December
                                                     2008         31, 2007
                                                --------------- -------------
                                                   (dollars in thousands)
        Balance, beginning of period                   $ 81           $ -
        Provision for loan losses                       (81)           81
        Charge-offs                                       -             -
                                                --------------- -------------
        Balance, end of period                         $  -           $81
                                                =============== =============

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. Based on this analysis, the Company recorded a provision for loan losses of $80,745 for the period ended December 31, 2007, representing 5 basis points of the Company's mortgage loan portfolio. At December 31, 2007, there were no loans 90 days or more past due and all loans were accruing interest. The Company did not have any loans held for investment as of December 31, 2008.

4.   Securitized Loans Held for Investment

The following table represents the Company's securitized residential mortgage loans classified as held for investment at December 31, 2008. The Company did not hold any securitized loans at December 31, 2007. At December 31, 2008, approximately 55.7% of the Company's securitized loans are adjustable rate mortgage loans and 44.3% are fixed rate mortgage loans. All of the adjustable rate loans held for investment are hybrid ARMs. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps. The estimated fair value of the securitized loans held for investment is $585.0 million at December 31, 2008. The loans held for investment are carried at their principal balance outstanding less an allowance for loan losses:

                                                      December 31,  December 31,
                                                           2008        2007
                                                         --------     -----
                                                       (dollars in thousands)
Securitized mortgage loans, at principal balance         $584,967     $  --
Less: allowance for loan losses                             1,621        --
                                                         --------     -----
Securitized mortgage loans held for investment           $583,346     $  --
                                                         ========     =====

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the year ended December 31, 2008 and the period ended December 31, 2007:

                                                    December 31,    December 31,
                                                        2008            2007
                                                        ------          ----
                                                     (dollars in thousands)
Balance, beginning of period                            $  --           $ --
Provision for loan losses                               1,621             --
Charge-offs                                                --             --
                                                        ------          ----
Balance, end of period                                  $1,621          $ --
                                                        ======          ====

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. The Company recorded an allowance for loan losses of $1.6 million for the year ended December 31, 2008, representing 28 basis points of the principal balance of the Company's securitized mortgage loan portfolio. At December 31, 2008, there were no loans more than 60 days past due and all loans were accruing interest.

During the year ended December 31, 2008 the Company completed two securitizations of loans held for investment in its residential mortgage loan portfolio.

In the first transaction, the Company transferred $619.7 million of its residential mortgage loans held for investment to the PHHMC 2008-CIM1 Trust in a securitization transaction. In this transaction, the Company sold $536.9 million of AAA-rated fixed and floating rate bonds to third party investors and retained $46.3 million of AAA-rated mezzanine bonds and $36.5 million in subordinated bonds which provide credit support to the certificates issued to third parties. The certificates issued by the trust are collateralized by loans held for investment that have been transferred to the PHHMC 2008-CIM1 Trust. The Company incurred approximately $1.3 million in issuance costs that were deducted from the proceeds of the transaction and are being amortized over the life of the bonds. This transaction was accounted for as a financing pursuant to SFAS 140, and the related loans held for investment were reclassified as securitized loans held for investment on the consolidated statements of financial condition.

In the second transaction, the Company transferred $151.2 million of its residential mortgage loans held for investment to the PHHMC 2008-CIM2 Trust in a securitization transaction. In this transaction, the Company initially retained all securities issued by the securitization trust including approximately $142.4 million of AAA-rated fixed and floating rate senior bonds and $8.8 million in subordinated bonds and classified them as mortgage-backed securities, available for sale on its consolidated statement of financial condition. There was no value assigned to the residual interest. On August 28, 2008, the Company sold approximately $74.9 million of the AAA-rated fixed and floating rate bonds related to the July 25, 2008 securitization to third-party investors and realized a loss of $11.6 million. This transaction was accounted for as a sale pursuant to SFAS 140 and the related loans held for investment were derecognized from the consolidated statements of financial condition. The Company has no other continuing interests with the trust.

5.   Fair Value Measurement

SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defines as follows:

     Level 1- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets.

     Level 2- inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

     Level 3- inputs to the valuation methodology are unobservable and significant to fair value.

Mortgage-backed securities and interest rate swaps are valued using a pricing model. The MBS pricing model incorporates such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps, and credit enhancement. Interest rate swaps are modeled by incorporating such factors as the Treasury curve, LIBOR rates, and the receive rate on the interest rate swaps. Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on each investment to validate the reasonableness of the valuations indicated by the pricing models. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security.

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we continue to refine our valuation methodologies. The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

As of December 31, 2008, the Company has classified its RMBS as "Level 2".


The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at December 31, 2008 as follows:

                          Level 1            Level 2              Level 3
                      ---------------- -------------------- --------------------
                                      (dollars in thousands)
Assets:
   Mortgage-Backed        $ -               $855,467                $ -
     Securities

The following is a summary of changes in balance sheet line items measured using Level 3 inputs:

                                                    Year Ended December 31, 2008
--------------------------------------------------------------------------------
                                                                       RMBS
                                                                ----------------
                                                                    (dollars in
                                                                    thousands)
Assets:
   Balance December 31, 2007                                        $      -
   Total (losses) gains
      Included in earnings                                                 -
      Included in other comprehensive income                       ($  3,920)
   Purchase, issuances and settlements Transfers to RMBS:
      Level 2                                                       $  5,167
      Level 3                                                      ($  5,167)
                                                                ----------------
   Balance December 31, 2008                                        $      -
                                                                ================
Changes in unrealized (losses) gains relating to assets
  still held at December 31, 2008                                   $      -
                                                                ================

As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period. During times of market dislocation, as has been experienced during the recent months, the observability of prices and inputs can be reduced for certain instruments. A condition such as this can cause instruments to be reclassified from level 1 to level 2 to level 3 when the Company is unable to obtain third party pricing verification. The Company had classified certain securities that are subordinate pieces of its non-agency portfolio initially as level 3 assets. However, due to the subsequent availability of market prices and quotes for these assets, the assets were transferred to level 2.

6.   Repurchase Agreements

Residential Mortgage-Backed Securities
--------------------------------------
The Company had outstanding $562.1 million and $270.6 million of RMBS repurchase agreements with weighted average borrowing rates of 1.43% and 5.02% and weighted average remaining maturities of 2 days and 22 days as of December 31, 2008 and December 31, 2007, respectively. Investment securities pledged as collateral under these repurchase agreements had an estimated fair value of $680.8 million and $271.7 million at December 31, 2008 and December 31, 2007, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly.

At December 31, 2008 and 2007, the repurchase agreements all had the following remaining maturities:

                                           December 31,  December 31,
                                               2008          2007
                                          ------------- -------------
                                                     (dollars in thousands)
        Within 30 days                       $562,119      $270,584
        30 to 59 days                               -             -
        60 to 89 days                               -             -
        90 to 119 days                              -             -
        Greater than or equal to 120 days           -             -
                                          ------------- -------------
        Total                                 $562,119      $270,584
                                          ============= =============

At December 31, 2008 the Company had an amount at risk of approximately 29% of its equity with Annaly Capital Management, Inc., an affiliate. At December 31, 2007 the Company did not have an amount at risk of greater than 10% of the equity of the Company with any counterparty.

Loans Held for Investment
-------------------------

The Company entered into two master repurchase agreements pursuant under which it financed mortgage loans. One agreement was a $500 million lending facility of which $200 million is on an uncommitted basis. This agreement was due to terminate January 16, 2009. The second agreement was a $350 million committed lending facility. This agreement was due to terminate January 29, 2010. On July 29, 2008, the Company terminated both lending facilities. On December 31, 2008 and December 31, 2007, the Company did not have any amounts borrowed against these facilities.

Market Risk
-----------

Currently the mortgage sector is experiencing unprecedented losses and there is weakness in the broader mortgage market that has increased volatility in market valuation of investments and the availability of credit which may adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide it with additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fail, it could negatively impact the marketability of all fixed income securities and this could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide it with additional financing, the Company could be forced to sell its investments at an inopportune time when prices are depressed.

7.  Securitized Debt

All of the Company's securitized debt is collateralized by residential mortgage loans. For financial reporting purposes, the Company's securitized debt is accounted for as a financing pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Thus, the residential mortgage loans held as collateral are recorded in the assets of the Company as securitized loans and the securitized debt is recorded as a liability in the consolidated statement of financial condition.


        The following table presents the estimated principal repayment schedule of the securitized debt held in bankruptcy remote entities outstanding at December 31, 2008.

                                                        Greater
                                  One to    Three to    Than or
                  Within One      Three       Five      Equal to
                     Year         Years       Years    Five Years     Total
                 -------------- ----------- ---------- ------------ ------------
                                     (dollars in thousands)
Securitized debt      $ 65,561    $112,745   $ 85,955     $246,534   $  510,795
                 -------------- ----------- ---------- ------------ ------------
Total                 $654,171    $155,439   $117,920     $338,659   $1,266,189
                 ============== =========== ========== ============ ============

Maturities of the Company's securitized debt are dependent upon cash flows received from the underlying loans receivable. The estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

The following table presents the carrying amount and estimated fair value of the Company's securitized debt at December 31, 2008.

                                     Carrying Amount   Estimated Fair
                                                       Value
------------------------------------ ----------------- ----------------
Securitized debt                     $488,743          $510,796
                                     ----------------- ----------------
Total                                $488,743          $510,796
                                     ================= ================

As of December 31, 2008 the Company had no off balance sheet credit risk.

At December 31, 2008, securitized debt collateralized by residential mortgage loans had a principal balance of $488.7 million. The debt matures between the years 2023 and 2038. At December 31, 2008, the debt carried a weighted average cost of financing equal to 5.55% of which approximately 44% of the remaining principal balance is a fixed rate at 5.65% and 66% of the remaining principal balance is a variable rate of 6.33%. At December 31, 2007, the Company had no securitized debt.

8.   Interest Rate Swaps

In connection with the Company's interest rate risk management strategy, the Company may hedge a portion of its interest rate risk by entering into derivative financial instrument contracts. Typically such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps. The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements. The Company accounts for interest rate swaps as freestanding derivatives with changes in fair value recorded in earnings. During the year, the Company terminated all of its interest rate swaps for a net realized loss of $10.3 million. As of December 31, 2008, the Company had no interest rate swaps outstanding. As of December 31, 2007, the Company had $1.2 million in notional interest rate swaps which paid a fixed rate and received a floating rate indexed to one month LIBOR.

The table below represents the Company's interest rate swaps outstanding:

                    Notional Amount    Weighted Average    Weighted Average    Net Estimated Fair
                                           Pay Rate          Receive Rate     Value/Carrying Value
------------------- ----------------- ------------------- ------------------- ---------------------
                                               (dollars in thousands)
December 31, 2008      $        -              -                   -                      -
December 31, 2007      $1,235,000           4.04%               4.94%               ($4,156)

9.   Common Stock

The Company's charter provides that it may issue up to 550,000,000 shares of stock, consisting of up to 500,000,000 shares of common stock having a par value of $0.01 per share and up to 50,000,000 shares of preferred stock having a par value of $0.01 per share.

On October 24, 2008 the Company announced the sale of 110,000,000 shares of common stock in a public offering at $2.25 per share for gross proceeds of approximately $247.5 million. Immediately following the sale of these shares, Annaly purchased 11,681,415 shares at the same price per share as the public offering, for net proceeds of approximately $26.3 million. In addition, on October 28, 2008 the underwriters exercised the option to purchase up to an additional 16,500,000 shares of common stock to cover overallotments for gross proceeds of approximately $37.1 million. The Company's total net proceeds from these offerings to be approximately $299.6 million.

During the year ended December 31, 2008, the Company declared dividends to common shareholders totaling $28.9 million or $0.62 per share.

10.  Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors, employees of FIDAC and its affiliates, to stimulate their efforts towards the Company's continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers. The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of the Company's common stock, or 14,175,857 shares, up to a ceiling of 40,000,000 shares.

As of December 31, 2008, the Company has granted restricted stock awards in the amount of 1,301,000 shares to FIDAC's employees and the Company's independent directors. Of these shares, 140,900 shares vested and 17,880 shares were forfeited or cancelled during the year ended December 31, 2008. At December 31, 2008, the Company had outstanding 1,160,100 shares of unvested restricted common stock. The awards to the independent directors vested on the date of grant, and the awards to FIDAC's employees vest quarterly over a period of 10 years.

     A summary of the status of the Company's non-vested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

                                                            Weighted Average
           Non-vested                     Shares         Grant Date Fair Value
---------------------------------- --------------------- -----------------------

 Non-vested at January 1, 2008                        -               $   -
            Granted                           1,301,000              $17.72
             Vested                             140,900              $11.65
           Forfeited                             17,880              $10.15
                                   ---------------------
Non-vested at December 31, 2008               1,160,100              $17.72
                                   =====================

     As of December 31, 2008, there was $20.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the long term incentive plan. That cost is expected to be recognized over a weighted-average period of 9 years. The total fair value of shares vested during the year ended December 31, 2008 was $1.6 million. There were no shares that vested during the period November 21, 2007 to December 31, 2007.

11.  Income Taxes

As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income. During the year ended December 31, 2008 and the period November 21, 2007 to December 31, 2007, the Company recorded $12,431 and $4,960 of income tax expense related to state and federal tax liabilities on undistributed income, respectively for an effective tax rate of 0%.

12.  Credit Risk and Interest Rate Risk

The Company's primary components of market risk are credit risk and interest rate risk. The Company is subject to credit risk in connection with its investments in residential mortgage loans and credit sensitive mortgage-backed securities. When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities. The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate and adjustable-rate mortgage backed securities, residential mortgage loans and borrowings under repurchase agreements. When the Company assumes interest rate risk, it minimizes credit risk through asset selection. The Company's strategy is to purchase loans underwritten to agreed-upon specifications of selected originators in an effort to mitigate credit risk. The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, moderate loan size and moderate loan to value ratio. These factors are considered to be important indicators of credit risk.

13.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with automatic one-year extension options and subject to certain termination rights. The Company pays FIDAC a quarterly management fee equal to 1.75% per annum of the gross Stockholders' Equity (as defined in the management agreement) of the Company. Management fees paid to FIDAC for the year ended December 31, 2008 and period ended December 31, 2007 were $8.4 million and $1.2 million, respectively.

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

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement. In addition, the management agreement permits FIDAC to require the Company to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC incurred in the operation of the Company. These expenses are allocated between FIDAC and the Company based on the ratio of the Company's proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end. FIDAC and the Company will modify this allocation methodology, subject to the Company's board of directors' approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC's other funds and accounts). FIDAC has waived its right to request reimbursement from the Company of these expenses until such time as it determines to rescind that waiver. The Company was required to reimburse FIDAC for all costs FIDAC paid on behalf of the Company incurred in connection with the formation, organization and initial public offering of the Company, which amounted to $697,947.

During the year ended December 31, 2008, 140,900 shares of restricted stock issued by the Company to FIDAC's employees vested, as discussed in Note 10.

In March 2008, the Company entered into a RMBS repurchase agreement and a receivables sales agreement with Annaly. These agreements contain customary representations, warranties and covenants. As of December 31, 2008, the Company was borrowing $562.1 million under this repurchase agreement.

14.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2008.

15.  Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the year ended December 31, 2008 and the period November 21, 2007 (commencement of operations) to December 31, 2007.

                                                                                                                For the Period
                                                        For the Quarter                                        November 21, 2007
                                      For the Quarter   Ended September    For the Quarter   For the Quarter   (date operations
                                    Ended December 31,    30, 2008         Ended June 30,    Ended March 31,   commenced) through
                                     2008 (unaudited)    (unaudited)       2008 (unaudited)  2008 (unaudited)  December 31, 2007 (1)
                                     ---------------    ---------------    --------------    --------------    ---------------
Interest income                      $        23,656    $        23,458    $       29,951    $       28,194    $         3,492
Interest expense                              10,954             15,543            20,025            14,022                415
                                     ---------------    ---------------    --------------    --------------    ---------------

Net interest income                           12,702              7,915             9,926            14,172              3,077
                                     ---------------    ---------------    --------------    --------------    ---------------

Unrealized gains (losses) on
  Interest rate swaps                             --             10,065            25,584           (31,493)            (4,156)
Realized gains (losses) on
  sales of investments                            --           (113,130)            1,644           (32,819)                --
Realized gains (losses) on
  terminations of interest rate
  swaps                                           --            (10,460)              123                --                 --
                                     ---------------    ---------------    --------------    --------------    ---------------

Net investment income
   (expense)                                  12,702           (105,610)           37,277           (50,140)            (1,079)
                                     ---------------    ---------------    --------------    --------------    ---------------

Expenses
  Management fee                               2,292              1,681             2,228             2,227              1,217
  General and administrative
    expenses                                   1,626                253             1,152             2,565                605
                                     ---------------    ---------------    --------------    --------------    ---------------
     Total expenses                            3,918              1,934             3,380             4,792              1,822
                                     ---------------    ---------------    --------------    --------------    ---------------

Income (loss) before
  income taxes                                 8,784           (107,544)           33,897           (54,932)            (2,901)
                                     ---------------    ---------------    --------------    --------------    ---------------

  Income tax                                      (3)                12                --                 3                  5
                                     ---------------    ---------------    --------------    --------------    ---------------

Net income (loss)                    $         8,787    ($      107,556)   $       33,897    ($      54,935)   ($        2,906)
                                     ===============    ===============    ==============    ==============    ===============

Net income (loss) per share
   - basic and diluted               $          0.07    ($         2.76)   $         0.87    ($        1.46)   ($         0.08)
                                     ===============    ===============    ==============    ==============    ===============

Weighted average number
  of shares outstanding -
  basic and diluted                      135,115,190         38,992,893        38,999,850        37,744,486         37,401,737
                                     ===============    ===============    ==============    ==============    ===============

Net income (loss)                    $         8,787    ($      107,556)   $       33,897    ($      54,935)   ($        2,906)
                                     ---------------    ---------------    --------------    --------------    ---------------
Other comprehensive (loss) income:
  Unrealized (loss) gain on
  available-for-sale securities             (128,361)          (146,456)          (58,051)          (88,257)            10,153
  Reclassification adjustment
  for realized (gains) losses
  included in income                              --            113,130            (1,644)           32,819                 --
                                     ---------------    ---------------    --------------    --------------    ---------------
  Other comprehensive (loss)                (128,361)           (33,326)          (59,695)          (55,438)            10,153
  income
                                     ---------------    ---------------    --------------    --------------    ---------------
Comprehensive (loss) income          ($      119,574)   ($      140,882)   ($      25,798)   ($     110,373)   $         7,247
                                     ===============    ===============    ==============    ==============    ===============

(1)  Derived from the audited financial statements at December 31, 2007.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                                       CHIMERA INVESTMENT CORPORATION


                                       By: /s/ Matthew Lambiase
                                           --------------------
                                           Matthew Lambiase
                                           Chief Executive Officer and President
                                           February 27, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signatures                       Title                           Date
     ----------                       -----                           ----

                           Chief Executive Officer, President,
                           and Director (Principal Executive
/s/ Matthew Lambiase       Officer)                            February 27, 2009
-------------------------
Matthew Lambiase

                           Chief Financial Officer (Principal
/s/ A. Alexandra Denahan   Financial and Accounting Officer)   February 27, 2009
-------------------------
A. Alexandra Denahan


/s/ Jeremy Diamond                      Director               February 27, 2009
-------------------------
Jeremy Diamond


/s/ Mark Abrams                         Director               February 27, 2009
-------------------------
Mark Abrams


/s/ Paul A. Keenan                      Director               February 27, 2009
-------------------------
Paul A. Keenan


/s/ Paul Donlin                         Director               February 27, 2009
-------------------------
Paul Donlin