Form 10-Q
period 2009-03-31
CHIMERA INVESTMENT CORP
filed 2009-05-07
CIK 1409493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009

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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                 Yes |_| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_| Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

        Class                                         Outstanding at May 7, 2009
Common Stock, $.01 par value                                  472,401,769

                         CHIMERA INVESTMENT CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.     FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

      Consolidated Statements of Financial Condition at March 31, 2009 (Unaudited) and December 31, 2008
      (Derived from the audited consolidated statement of financial condition at December 31, 2008)             1

      Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters ended
      March 31, 2009 and 2008 (Unaudited)                                                                       2

      Consolidated Statement of Stockholders' Equity for the quarter ended March 31, 2009 (Unaudited)           3

      Consolidated Statements of Cash Flows for the quarters ended March 31, 2009 and 2008 (Unaudited)          4

      Notes to Consolidated Financial Statements (Unaudited)                                                    6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                21

  Item 3. Quantitative and Qualitative Disclosures about Market Risk                                           42

  Item 4. Controls and Procedures                                                                              47


Part II.     OTHER INFORMATION

  Item 1. Legal Proceedings                                                                                    48

  Item 1A. Risk Factors                                                                                        48

  Item 6. Exhibits                                                                                             51

SIGNATURES                                                                                                     52

CERTIFICATIONS                                                                                                 53

PART I.
ITEM 1.     FINANCIAL STATEMENTS

                         CHIMERA INVESTMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (dollars in thousands, except share and per share data)

                                                                                 March 31, 2009          December 31,
                                                                                  (unaudited)               2008(1)
                                                                                -----------------      -----------------
ASSETS
Cash and cash equivalents                                                       $         12,200       $          27,480
Mortgage-Backed Securities, at fair value                                              1,085,792                 855,467
Securitized loans held for investment, net of allowance for loan losses of
   $1.9 million and $1.6 million, respectively                                           565,895                 583,346
Accrued interest receivable                                                               11,212                   9,951
Other assets                                                                                 949                   1,257
                                                                                -----------------      -----------------

Total assets                                                                    $      1,676,048       $       1,477,501
                                                                                =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Repurchase agreements                                                         $        559,926       $         562,119
  Securitized debt                                                                       473,168                 488,743
  Payable for investments purchased                                                      193,973                       -
  Accrued interest payable                                                                 2,468                   2,465
  Dividends payable                                                                       10,566                   7,040
  Accounts payable and other liabilities                                                   3,121                   2,679
                                                                                -----------------      -----------------

Total liabilities                                                                      1,243,222               1,063,046
                                                                                -----------------      -----------------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
 Common stock: par value $.01 per share;  500,000,000 shares authorized, and 177,196,945 and 177,198,212 shares issued and outstanding,
    respectively                                                                           1,761                   1,760
 Additional paid-in capital                                                              832,070                 831,966
 Accumulated other comprehensive loss                                                   (256,705)               (266,668)
 Accumulated deficit                                                                    (144,300)               (152,603)
                                                                                -----------------      -----------------

Total stockholders' equity                                                               432,826                 414,455
                                                                                -----------------      -----------------

Total liabilities and stockholders' equity                                      $      1,676,048       $       1,477,501
                                                                                =================      =================

(1) Derived from the audited consolidated statement of financial condition at December 31, 2008.

See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             (dollars in thousands, except share and per share data)
                                   (unaudited)

                                                                                For the Quarter        For the Quarter
                                                                                Ended March 31,        Ended March 31,
                                                                                     2009                    2008
                                                                                -----------------      -----------------

Interest income                                                                 $         28,007       $          28,194
Interest expense                                                                           9,042                  14,022
                                                                                -----------------      -----------------
Net interest income                                                                       18,965                  14,172
                                                                                -----------------      -----------------
Unrealized loss on interest rate swaps                                                         -                 (31,493)
Realized gains (losses) on sales of investments                                            3,627                 (32,819)
                                                                                -----------------      -----------------
Net investment income (expense)                                                           22,592                 (50,140)
                                                                                -----------------      -----------------
Other expenses
  Management fee                                                                           2,583                   2,227
  General and administrative expenses                                                      1,139                   2,565
                                                                                -----------------      -----------------
     Total expenses                                                                        3,722                   4,792

Income (loss) before income taxes                                                         18,870                 (54,932)

  Income tax                                                                                   1                       3
                                                                                -----------------      -----------------
Net income (loss)                                                               $         18,869       $         (54,935)
                                                                                =================      =================

Net income (loss) per share - basic and diluted                                 $           0.11       $           (1.46)
                                                                                =================      =================
Weighted average number of shares outstanding - basic and
   diluted                                                                           177,196,959              37,744,486
                                                                                =================      =================
Comprehensive Income (Loss):
Net income (loss)                                                               $         18,869       $         (54,935)
                                                                                -----------------      -----------------
Other comprehensive income (loss):
  Unrealized gain (loss) on available-for-sale securities                                 13,590                 (88,257)
  Reclassification adjustment for realized (gains) losses included
    in net income                                                                         (3,627)                 32,819
                                                                                -----------------      -----------------
  Other comprehensive income (loss)                                                        9,963                 (55,438)
                                                                                -----------------      -----------------
Comprehensive income (loss)                                                     $         28,832       $        (110,373)
                                                                                =================      =================

See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                             Accumulated
                                                                                Other
                                         Common Stock      Additional       Comprehensive     Accumulated
                                           Par Value    Paid-in Capital         Loss            Deficit         Total
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2008                     $ 1,760         $ 831,966          ($266,668)      ($152,603)     $414,455

  Net income                                         -                 -                  -          18,869        18,869
  Other comprehensive income                         -                 -              9,963               -         9,963
  Proceeds from restricted stock
    grants                                           1               104                  -               -           105
  Common dividends declared, $0.06
    per share                                        -                 -                  -         (10,566)      (10,566)
                                         ---------------------------------------------------------------------------------
Balance, March 31, 2009                        $ 1,761         $ 832,070          ($256,705)      ($144,300)     $432,826
                                         =================================================================================

See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                For the Quarter        For the Quarter
                                                                                Ended March 31,        Ended March 31,
                                                                                     2009                   2008
                                                                                -----------------      -----------------
Cash Flows From Operating Activities:
Net income (loss)                                                               $         18,869       $         (54,935)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Amortization of investment discounts                                                    (1,254)                   (615)
  Unrealized loss on interest rate swaps                                                       -                  31,493
  Realized (gain) loss on sale of investments                                             (3,627)                 32,819
  Provision for loan losses                                                                  234                   1,179
  Restricted stock grant expense                                                             104                     697
  Changes in operating assets:
      Increase in accrued interest receivable                                             (1,261)                 (5,871)
      Decrease (increase) in other assets                                                    309                    (329)
  Changes in operating liabilities:
      Increase in accounts payable and other liabilities                                     442                     799
      Increase in accrued interest payable                                                     4                   2,792
                                                                                -----------------      -----------------
          Net cash provided by operating activities                                       13,820                   8,029

Cash Flows From Investing Activities:
   Mortgage-Backed securities portfolio:
      Purchases                                                                         (607,798)             (1,228,572)
      Sales                                                                              548,433                 248,014
      Principal payments                                                                  38,557                  49,190
   Loans held for investment portfolio:
      Purchases                                                                                -                (329,610)
      Sales                                                                                    -                       -
      Principal payments                                                                       -                   6,857
   Securitized loans:
      Purchases                                                                                -                       -
      Principal payments                                                                  16,911                       -
   Reverse repurchase agreements                                                               -                 265,000
   Decrease in restricted cash                                                                 -                (101,484)
                                                                                -----------------      -----------------
          Net cash used in investing activities                                           (3,897)             (1,090,605)

Cash Flows From Financing Activities:
   Proceeds from repurchase agreements                                                29,325,631               5,448,193
   Payments on repurchase agreements                                                 (29,327,824)             (4,279,243)
   Costs associated with common stock offerings                                                -                     (87)
   Net payments on securitized debt                                                      (15,970)                      -

                         CHIMERA INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (dollars in thousands)
                                   (unaudited)

   Common dividends paid                                                                  (7,040)                   (943)
                                                                                -----------------      -----------------
          Net cash (used in) provided by financing activities                            (25,203)              1,167,920
                                                                                -----------------      -----------------

Net (decrease) increase in cash and cash equivalents                                     (15,280)                 85,344
Cash and cash equivalents at beginning of period                                          27,480                   6,026
                                                                                -----------------      -----------------
Cash and cash equivalents at end of period                                      $         12,200       $          91,370
                                                                                =================      =================

Supplemental disclosure of cash flow information
   Interest paid                                                                $          9,039       $          11,230
                                                                                =================      =================
   Taxes paid                                                                   $              -       $              45
                                                                                =================      =================

Non cash investing activities
   Payable for investments purchased                                            $        193,973       $               -
                                                                                =================      =================
   Receivable for investments sold                                              $              -       $         113,581
                                                                                =================      =================
   Net change in unrealized gain (loss) on available for sale securities        $          9,963       $         (55,438)
                                                                                =================      =================

Non cash financing activities
   Common dividends declared, not yet paid                                      $         10,566       $          9,814
                                                                                =================      =================

See notes to consolidated financial statements.

                         CHIMERA INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2009
--------------------------------------------------------------------------------
                                   (unaudited)


1.  Organization and Significant Accounting Policies

Chimera Investment Corporation, or the Company, was organized in Maryland on June 1, 2007. The Company commenced operations on November 21, 2007 when it completed its initial public offering. The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its taxable net income to its stockholders. In July 2008, the Company formed Chimera Securities Holdings, LLC, a wholly-owned subsidiary. Chimera Securities Holdings, LLC is a qualified REIT subsidiary used to hold residential mortgage-backed securities, or RMBS, for certain of the Company's securitizations. Annaly Capital Management, Inc., or Annaly, owns 8.6% of the Company's common shares. The Company is managed by Fixed Income Discount Advisory Company, or FIDAC, an investment advisor registered with the Securities and Exchange Commission. FIDAC is a wholly-owned subsidiary of Annaly.

A summary of the Company's significant accounting policies follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, or GAAP. The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Chimera Securities Holdings, LLC. All intercompany balances and transactions have been eliminated.

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

Residential Mortgage-Backed Securities

The Company invests in RMBS representing interests in obligations backed by pools of mortgage loans and carries those securities at fair value estimated using a pricing model. Management reviews the fair values generated by the model to determine whether prices are reflective of the current market. Management performs a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by FIDAC, then the asset will be valued at its fair value as determined in good faith by FIDAC. In the current market, it may be difficult or impossible to obtain third party pricing on certain of the Company's investments. In addition, validating third party pricing for the Company's investments may be more subjective as fewer participants may be willing to provide this service to the Company. Moreover, the current market is more illiquid than in recent history for some of the investments the Company owns. Illiquid investments typically experience greater price volatility as a ready market does not exist. As volatility increases or liquidity decreases, the Company may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy. Please see Note 4 for a discussion of fair value measurement.

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

Management evaluates the Company's assets for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, (3) credit quality and cash flow performance of the security, and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on assets that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the assets is adjusted.

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

Securitized Loans Held for Investment

The Company's securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans. The Company purchases pools of residential mortgage loans through a select group of originators. Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses.

Allowance for Loan Losses

The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company's loan portfolio. The estimate is based on a variety of factors including current economic conditions, industry loss experience, the loan originator's loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing appreciation or depreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of the pools of loans, the Company obtained written representations and warranties from the sellers that the Company could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards. While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses. The Company also performed due diligence procedures on a sample of loans that met its criteria during the purchase process. The Company has created an unallocated provision for possible loan losses estimated as a percentage of the remaining principal on the loans. Management's estimate is based on historical experience of similarly underwritten pools.

When the Company determines it is probable that specific contractually due amounts are uncollectible, the amount is considered impaired. Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral, reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses.

Securitized Debt

The Company has issued securitized debt to finance a portion of its residential mortgage loan portfolio. The securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal payments to the debt holders of that securitization. The Company's securitizations which are accounted for as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 140"), are recorded as an asset called "Securitized loans" and the corresponding debt as "Securitized debt" in the consolidated statement of financial condition.

Fair Value Disclosure

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of mortgage-backed securities and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. Securitized loans are carried at amortized cost. The estimated fair value of cash and cash equivalents, accrued interest receivable, reverse repurchase agreements, mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost due to the short term nature of these financial instruments.

Interest Income

Interest income on RMBS and loans held for investment is recognized over the life of the investment using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, for securities of high credit quality and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by Staff Position ("FSP") EITF No. 99-20-1, for all other securities. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Derivative Financial Instruments/Hedging Activity

The Company may hedge interest rate risk through the use of derivative financial instruments such as interest rate swaps. If the Company hedges using interest rate swaps it accounts for these instruments as free-standing derivatives. Accordingly, they are carried at fair value with realized and unrealized gains and losses recognized in earnings.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended and interpreted. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated statement of financial condition and to measure those instruments at fair value. Additionally, the fair value adjustments affect either other comprehensive income in stockholders' equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Credit Risk

The Company retains the risk of potential credit losses on all of the non-Agency residential mortgage loans it owns as well as the residential mortgage loans which collateralize the RMBS it owns. The Company attempts to mitigate the risk of potential credit losses through its diligence in the asset selection process.

Mortgage Loan Sales and Securitizations

The Company periodically enters into transactions in which it sells financial assets, such as RMBS, mortgage loans and other assets. It may also securitize and re-securitize financial assets. These transactions are recorded in accordance with SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and are accounted for as either a "sale" and the loans held for investment are removed from the consolidated statements of financial condition or as a "financing" and are classified as "Securitized loans held for investment" on the Company's consolidated statements of financial condition, depending upon the structure of the securitization transaction. In these securitizations and re-securitizations the Company sometimes retains or acquires senior or subordinated interests in the securitized or re-securitized assets. Gains and losses on such securitizations or re-securitizations are recognized using the guidance in SFAS No. 140 which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

Net Income/Loss per Share

The Company calculates basic net income/loss per share by dividing net income/loss for the period by the weighted-average shares of its common stock outstanding for that period. Diluted net income/loss per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The Company had no potentially dilutive securities outstanding during the periods presented.

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

Stock compensation awards granted by Chimera to the employees of FIDAC are accounted for in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, which requires the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty's performance is complete.

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

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board ("FASB") issued FSP No. SFAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, ("FSP SFAS 140-3"). FSP SFAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS 133. FSP SFAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply:
(1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for the Company as of January 1, 2009. The Company meets the requirements of this FSP to treat repurchase financings as non-linked transactions and this FSP has no effect on financial reporting.

In June 2008, the FASB proposed amending SFAS 140 and FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46R"). This was due to increased scrutiny of these accounting pronouncements by the Securities and Exchange Commission (the "SEC"), Congress and financial statement users in the wake of recent deterioration in the credit markets. The proposed amendments would eliminate the Qualified Special Purpose Entity (QSPE) in SFAS 140, and modify the consolidation model in FIN 46(R). QSPEs are utilized extensively by many financial firms in securitizations for off-balance sheet financing for "sale accounting" treatment in the transfer of financial assets. Currently, QSPEs do not have to be consolidated on the issuing firm's financial statements. Should the proposed changes to SFAS 140 become final, enterprises involved with QSPEs will no longer be exempt from applying FIN 46(R), the FASB Interpretation on consolidation; thus, previously unconsolidated entities may have to be consolidated. The revisions will also eliminate the provision in paragraph 9(b) of SFAS 140 that allowed entities to "look-through" to the rights of beneficial interest holders when analyzing control. Further, the revisions will address the de-recognition of assets and amend the criteria for said de-recognition; and require that the beneficial interests received by a transferor, in connection with a sale of an entire financial asset to an entity that is not consolidated by the transferor, be considered proceeds of the sale and initially measured at fair value. This amendment is currently being redeliberated by the FASB.

In December 2008, the FASB issued a staff position entitled FSP SFAS 140-4 and FIN 46(R)-8 (FSP). The FSP amends both SFAS 140 and FIN 46R, to require public entities to provide additional disclosures about the transfer of financial assets and involvement with variable interest entities (including qualifying special purpose entities or QSPE), respectively. The intent of the disclosure requirements is to provide greater transparency to financial statement users about an enterprise's continuing involvement with financial assets after they have been transferred in a securitization or asset-backed financing arrangement (SFAS 140); and to demonstrate how an enterprise's involvement with a variable interest entity (VIE) affects its financial position, financial performance and cash flows (FIN 46(R)). The Company sponsored two securitizations during 2008 and two during the first quarter of 2009. The first was accounted for as a financing, and all other securitizations were accounted for as sales. Additionally, the Company is involved in asset-backed financing arrangements in the form of repurchase agreements and reverse repurchase agreements; therefore it is directly affected by the FSP. The implementation of this FSP increased disclosures regarding the Company's assets and liabilities, which are included in Note 4. This FSP was effective for the Company on December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was adopted by the Company on January 1, 2008. SFAS 157 did not significantly impact the manner in which management estimates fair value, but it required additional disclosures, which are included in Note 4.

In October 2008, FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157, should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data do not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 was effective upon issuance including prior periods for which financial statements have not been issued. The implementation of FSP 157-3 did not have a material effect on the fair value of the Company's assets as the Company intends to continue the methodologies used in previous quarters to value assets as defined under the original SFAS 157.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards. The SEC provided its study to the US Congress on December 30, 2008. Part of the recommendations within the study indicated that "fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets". As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or

Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). The FSP gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with Statement 157. The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions. FSP 157-4 is effective for the Company for interim and annual reporting periods ending after June 15, 2009. The Company does not foresee FSP 157-4 having a material impact on the manner in which the Company estimates fair value, nor does it expect material increases in current disclosures.

Additionally, in conjunction with FSP 157-4, the FASB issued FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (OTTI) on debt and equity securities in financial statements. This, too, was as a result of the SEC mark-to-market study mandated under the EESA. The SEC's recommendation was to "evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments." The new guidance revises the OTTI evaluation methodology. Previously the analytical focus was on whether the entity had the "intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value." Now the focus is on whether the entity has the "intent to sell the debt security or, more likely than not, will be required to sell the debt security before its anticipated recovery." Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). If the company does not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (OCI). If the company intends to sell the security, or will be required to sell the security before its anticipated recovery, the full OTTI will be recognized in the statement of earnings. FAS 115-2 and FAS 124-2 are effective for the Company for all interim and annual periods ending after June 15, 2009. We expect that adoption of these rules will increase footnote disclosure and may result in a cumulative effect adjustment to retained earnings in the period of adoption. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 became effective for the Company January 1, 2008. The Company did not elect the fair value option for any existing eligible financial instruments.

In March 2008, the FASB issued SFAS No. 161, ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 was effective and adopted by the Company on January 1, 2009. The adoption of SFAS 161 will increase footnote disclosure when the Company engages in hedging activities.

In January 2009, the FASB issued EITF Staff Position No EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue 99-20". EITF 99-20-1 was issued in an effort to provide a more consistent determination on whether an other-than-temporary impairment has occurred for certain beneficial interests in securitized financial assets. Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flow and its impact reflected in current earnings. The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected. For debt securities that are not within the scope of EITF 99-20-1, Statement 115 continues to apply. The objective of other-than-temporary impairment analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security. Factors to consider when making an other-than-temporary impairment decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor. The Company's non-Agency RMBS investments fall under the guidance of this EITF and as such the Company assesses each security for other-than-temporary impairments based on estimated future cash flows. This EITF became effective for the Company on December 31, 2008.

On April 9, 2009, the FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This will be effective for the Company June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 will increase footnote disclosure.

2.  Mortgage-Backed Securities

The following table represents the Company's available for sale RMBS portfolio as of March 31, 2009 and December 31, 2008, at fair value.

                                                       March 31, 2009         December 31, 2008
--------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)

Mortgage-Backed securities, at amortized cost                   $1,342,497             $1,122,135
Gross unrealized gain                                                9,504                  7,700
Gross unrealized loss                                             (266,209)              (274,368)
                                                   ------------------------ ----------------------
Fair value                                                      $1,085,792            $   855,467
                                                   ======================== ======================

During the quarter ended March 31, 2009, the Company completed sales of RMBS with a carrying value of $544.8 million which resulted in a realized gain of approximately $3.6 million. During the quarter ended December 31, 2008 the Company had no sales of investments.

The following table presents the gross unrealized losses and estimated fair value of the Company's RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008.

                                                          Unrealized Loss Position For:
                               Less than 12 Months              12 Months or More                      Total
                            Estimated      Unrealized      Estimated       Unrealized     Estimated Fair     Unrealized
                           Fair Value        Losses        Fair Value        Losses            Value           Losses
--------------------------------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)

March 31, 2009              $238,249       ($ 58,308)       $470,978       ($207,901)        $709,227        ($266,209)
December 31, 2008           $855,467       ($274,368)       $      -        $      -         $855,467        ($274,368)

The Company's investments are not considered other-than-temporarily impaired because the Company has assessed the securities using cash flow modeling to determine if principal impairment has occurred and the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following tables summarize the Company's RMBS at March 31, 2009 and December 31, 2008 according to their estimated weighted-average life classifications:

                                                                              March 31, 2009
                                                                          (dollars in thousands)
                                                                                                      Weighted Average
Weighted Average Life                                  Fair Value             Amortized Cost               Coupon
--------------------------------------------------------------------------------------------------------------------------
Less than one year                                           $        -                $        -            -
Greater than one year and less than five years                  909,005                 1,116,722          6.07%
Greater than five years                                         176,787                   225,775          6.03%
                                                  ------------------------------------------------------------------------
Total                                                        $1,085,792                $1,342,497          6.07%
                                                  ========================================================================


                                                                             December 31, 2008
                                                                          (dollars in thousands)
                                                                                                      Weighted Average
Weighted Average Life                                  Fair Value             Amortized Cost               Coupon
--------------------------------------------------------------------------------------------------------------------------
Less than one year                                             $      -                $        -            -
Greater than one year and less than five years                  768,163                   975,835          6.05%
Greater than five years                                          87,304                   146,300          6.56%
                                                  ------------------------------------------------------------------------
Total                                                          $855,467                $1,122,135          6.12%
                                                  ========================================================================

The weighted-average lives of the mortgage-backed securities as of March 31, 2009 and December 31, 2008 in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

In March 2009, the Company sponsored a $281.9 million re-securitization whereby it re-securitized certain residential mortgage-backed securities it owned. In this transaction, the Company initially retained all of the securities issued by the securitization trust including approximately $89.4 million in subordinated bonds and $192.5 million of AAA-rated fixed and hybrid senior bonds. Pursuant to FAS 140, this transaction was accounted for as a sale.

In January 2009, the Company sponsored a $140.4 million re-securitization whereby it re-securitized certain residential mortgage-backed securities it owned. Concurrent with the settlement of this transaction, the Company sold approximately $139.4 million of the AAA-rated fixed senior bonds to third-party investors and retained approximately $1.0 million in AAA-rated fixed senior bonds and a fixed rate IO. Pursuant to FAS 140, the transaction with the third party was accounted for as a sale.

3.  Securitized Loans Held for Investment

The following table represents the Company's securitized residential mortgage loans classified as held for investment at March 31, 2009 and December 31, 2008. At March 31, 2009 approximately 56.0% of the Company's securitized loans are adjustable rate mortgage loans and 44.0% are fixed rate mortgage loans. All of the adjustable rate loans held for investment are hybrid ARMs. Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps. The loans held for investment are carried at their principal balance outstanding less an allowance for loan losses:

                                                            March 31, 2009          December 31, 2008
----------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)

Securitized mortgage loans, at principal balance                       $567,750                  $584,967
Less:  allowance for loan losses                                          1,855                     1,621
                                                       ---------------------------------------------------
Securitized mortgage loans held for investment                         $565,895                  $583,346
                                                       ===================================================

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the quarters ended March 31, 2009 and December 31, 2008:

                                   March 31, 2009      December 31, 2008
                                          (dollars in thousands)
Balance, beginning of period                  $1,621                 $ 681
Provision for loan losses                        234                   940
Charge-offs                                        -                     -
                                   ---------------------------------------
Balance, end of period                        $1,855                $1,621
                                   =======================================

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. The Company's allowance for loan losses for the quarter ended March 31, 2009 was $1.9 million, representing 33 basis points of the principal balance of the Company's securitized mortgage loan portfolio. The Company's allowance for loan losses was $1.6 million for the year ended December 31, 2008, representing 28 basis points of the principal balance of the Company's securitized loan portfolio.

4.  Fair Value Measurements

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

Mortgage-Backed Securities and interest rate swaps are valued using a pricing model. The MBS pricing model incorporates such factors as coupons, prepayment speeds, spread to the US Department of Treasury, or the Treasury, and swap curves, convexity, duration, periodic and life caps, and credit enhancement. Interest rate swaps are modeled by incorporating such factors as the Treasury curve, LIBOR rates, and the receive rate on the interest rate swap. Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on investments to validate reasonableness of the valuations indicated by the pricing model. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security.


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

At March 31, 2009 and December 31, 2008, the Company has classified its RMBS as "Level 2".

The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at March 31, 2009 as follows:

                                                      Level 1          Level 2          Level 3
                                                               (dollars in thousands)
          ------------------------------------------------------------------------------------------
          Assets:
            Mortgage-Backed Securities                   -            $1,085,792           -

As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period. During times of market dislocation, as has been experienced during the recent months, the observability of prices and inputs can be reduced for certain instruments. A condition such as this can cause instruments to be reclassified from level 1 to level 2 or level 2 to level 3 when the Company is unable to obtain third party pricing verification. As of the quarter ended March 31, 2009, the Company was able to obtain third party pricing verification for all assets classified as level 2. The classification of assets and liabilities by level remains unchanged at March 31, 2009, when compared to the previous quarter.

5.  Repurchase Agreements

Residential Mortgage-Backed Securities
--------------------------------------

The Company had outstanding $559.9 million and $562.1 million of repurchase agreements with weighted average borrowing rates of 1.78% and 1.43% and weighted average remaining maturities of 5 and 2 days as of March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $645.1 million and $680.8 million, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and re-price accordingly.

At March 31, 2009 and December 31, 2008, the repurchase agreements collateralized by RMBS had the following remaining maturities:

                                         March 31, 2009     December 31, 2008
                                       -----------------------------------------
                                                (dollars in thousands)

Within 30 days                                   $559,926              $562,119
30 to 59 days                                           -                     -
60 to 89 days                                           -                     -
90 to 119 days                                          -                     -
Greater than or equal to 120 days                       -                     -
                                       -----------------------------------------
Total                                            $559,926              $562,119
                                       =========================================

At March 31, 2009, and December 31, 2008 the Company had an amount at risk of approximately 18% and 29%, respectively, of its equity with Annaly, an affiliate.

6.  Securitized Debt

All of the Company's securitized debt is collateralized by residential mortgage loans. For financial reporting purposes, the Company's securitized debt is accounted for as a financing pursuant to SFAS 140. Thus, the residential mortgage loans held as collateral are recorded in the assets of the Company as securitized loans and the securitized debt is recorded as a liability in the statement of financial condition.

The following table presents the estimated principal repayment schedule of the securitized debt held in bankruptcy remote entities outstanding at March 31, 2009 and December 31, 2008:

                                         March 31, 2009     December 31, 2008
                                         ------------------------------------
    Within One Year                             $49,232               $65,561
    One to Three Years                           85,945               112,745
    Three to Five Years                          70,371                85,955
    Greater Than or Equal to Five Years         289,278               246,535
                                         ------------------------------------
    Total                                      $494,826              $510,796
                                         ====================================

Maturities of the Company's securitized debt are dependent upon cash flows received from the underlying loans receivable. The estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

The following table presents the carrying amount and estimated fair value of the Company's securitized debt at March 31, 2009 and December 31, 2008:

                                       March 31, 2009                         December 31, 2008
                           -------------------------------------------------------------------------------
                             Carrying Amount      Estimated Fair      Carrying Amount     Estimated Fair
                                                       Value                                   Value
                           -------------------------------------------------------------------------------
Securitized Debt                       $473,168           $494,826             $488,743           $510,796
                           -------------------------------------------------------------------------------
Total                                  $473,168           $494,826             $488,743           $510,796
                           ===============================================================================

As of March 31, 2009 and December 31, 2008, the Company had no off balance sheet credit risk.

At March 31, 2009, the securitized debt collateralized by residential mortgage loans had a principal balance of $473.2 million. The debt matures between the years 2023 and 2038. At March 31, 2009, the debt carried a weighted average cost of financing equal to 5.58%, of which approximately 44% of the remaining principal balance is a fixed rate at 6.32% and 56% of the remaining principal balance is at a variable rate of 5.65%. At December 31, 2008, securitized debt collateralized by residential mortgage loans had a principal balance of $488.7 million. At December 31, 2008, the debt carried a weighted average cost of financing equal to 5.55%, of which approximately 44% of the remaining principal balance is a fixed rate at 6.33% and 56% of the remaining principal balance at a variable rate of 5.65%.

7.  Common Stock

The Company's charter provides that it may issue up to 550,000,000 shares of stock, consisting of up to 500,000,000 shares of common stock having a par value of $0.01 per share and up to 50,000,000 shares of preferred stock having a par value of $0.01 per share. During the quarter ended March 31, 2009, the Company declared dividends to common shareholders totaling $10.6 million or $0.06 per share, which were paid on April 29, 2009.

On April 15, 2009 the Company announced the sale of 235,000,000 shares of common stock at $3.00 per share for estimated proceeds, less the underwriters' discount and offering expenses, of $674.8 million. Immediately following the sale of these shares Annaly purchased 24,955,752 shares at the same price per share as the public offering, for proceeds of approximately $74.9 million. In addition, on April 16, 2009 the underwriters exercised the option to purchase up to an additional 35,250,000 shares of common stock to cover over-allotments for proceeds, less the underwriters' discount, of approximately $101.3 million. These sales were completed on April 21, 2009. In all, the Company raised net proceeds of approximately $851.0 in these offerings.

There was no preferred stock issued or outstanding as of March 31, 2009 or December 31, 2008.

8.  Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors and employees of FIDAC and its affiliates, to stimulate their efforts towards the Company's continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers. The incentive plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards. The incentive plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of the Company's common stock, or 14,175,776 shares, up to a ceiling of 40,000,000 shares.

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC's employees and the Company's independent directors. The awards to the independent directors vested on the date of grant and the awards to FIDAC's employees vest quarterly over a period of 10 years. Of these shares, as of March 31, 2009, 173,125 shares have vested and 19,147 shares were forfeited or cancelled. During the three months ended March 31, 2009, 32,225 shares vested and 1,267 shares were forfeited.

A summary of the status of the Company's non-vested shares as of March 31, 2009, and changes during the quarter ended March 31, 2009, is presented below:

                                                          Weighted Average Grant
Non-vested                             Shares                  Date Fair Value
--------------------------------------------------------------------------------

Non-vested at December 31, 2008               1,160,100                 $ 17.72
Granted                                               -                       -
Vested                                           32,225                   $3.36
Forfeited                                         1,267                   $3.36
                                    --------------------------------------------
Non-vested at March 31, 2009                  1,127,875                  $17.72
                                    ============================================

As of March 31, 2009, there was $20.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the long term incentive plan. That cost is expected to be recognized over a weighted-average period of 9 years. The total fair value of shares vested during the quarter ended March 31, 2009 was $108,276.

9.  Income Taxes

As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income. During the quarters ended March 31, 2009 and 2008, respectively, the Company recorded income tax expense of $1,200 and $2,813 related to state and federal tax liabilities on undistributed income.

10. Credit Risk and Interest Rate Risk

The Company's primary components of market risk are credit risk and interest rate risk. The Company is subject to credit risk in connection with its investments in residential mortgage loans and credit sensitive mortgage-backed securities. When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities. The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate and adjustable-rate mortgage-backed securities, residential mortgage loans, and borrowings under repurchase agreements. The Company attempts to minimize credit risk through due diligence and asset selection. The Company's strategy is to purchase loans underwritten to agreed-upon specifications of selected originators in an effort to mitigate credit risk. The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan to value ratio. These factors are considered to be important indicators of credit risk.

11. Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with automatic one-year extension options and subject to certain termination rights. The Company pays FIDAC a quarterly management fee equal to 1.75% per annum of the gross Stockholders' Equity (as defined in the management agreement) of the Company. Management fees accrued and subsequently paid to FIDAC for the quarter ending March 31, 2009 was $2.6 million. At December 31, 2008, quarterly management fees in the amount of $2.3 million were accrued and subsequently paid to FIDAC.

On October 13, 2008, the Company and FIDAC amended the management agreement to reduce the base management fee from 1.75% per annum to 1.50% per annum of the Company's stockholders' equity and provide that the incentive fees may be in cash or shares of the Company's common stock, at the election of the Company's board of directors.

On October 19, 2008, the Company and FIDAC further amended the management agreement to provide that the incentive fee be eliminated in its entirety and FIDAC receive only the management fee of 1.50% per annum of the Company's stockholders' equity.

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

During the quarter ended March 31, 2009, 32,225 shares of restricted stock issued by the Company to FIDAC's employees vested, as discussed in Note 8.

In March 2008, the Company entered into a RMBS repurchase agreement and a receivables sales agreement with Annaly. These agreements contain customary representations, warranties and covenants. As of March 31, 2009, the Company was financing $452.5 million under this agreement.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2009.

13. Subsequent Events

On April 15, 2009 the Company announced the sale of 235,000,000 shares of common stock at $3.00 per share for estimated proceeds, less the underwriters' discount and offering expenses, of $674.8 million. Immediately following the sale of these shares Annaly purchased 24,955,752 shares at the same price per share as the public offering, for proceeds of approximately $74.9 million. In addition, on April 16, 2009 the underwriters exercised the option to purchase up to an additional 35,250,000 shares of common stock to cover over-allotments for proceeds, less the underwriters' discount, of approximately $101.3 million. These sales were completed on April 21, 2009. In all, the Company raised net proceeds of approximately $851.0 million in these offerings.

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

    o the implementation, timing and impact of, and changes to, various government programs, including the US Department of the Treasury's plan to buy Agency residential mortgage-backed securities, the Term Asset-Backed Securities Loan Facility and the Public-Private Investment Program;

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

Executive Summary

    We are a specialty finance company that invests in residential mortgage-backed securities, or RMBS, residential mortgage loans, real estate related securities and various other asset classes. We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC. FIDAC is a fixed-income investment management company specializing in managing investments in Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae.

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

        o   Commercial mortgage-backed securities, or CMBS

        o   Debt and equity tranches of CDOs

        o Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes


    We completed our initial public offering on November 21, 2007. In that offering and in a concurrent private offering we raised net proceeds of approximately $533.6 million. We completed a second public offering and second private offering on October 29, 2008. In these offerings we raised net proceeds of approximately $301.0 million and we completed investing these proceeds during the first quarter of 2009. We completed a third public offering and third private offering on April 21, 2009. In these offerings we raised net proceeds of approximately $851.0 and we have commenced investing these proceeds.

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

    Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks. Our investment portfolio at March 31, 2009 was weighted toward non-Agency RMBS. We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption. In addition, we have engaged in and depending on market conditions, anticipate continuing to engage in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS. We may also engage in similar transactions with non-Agency RMBS in which we would acquire AAA-rated non-Agency RMBS and immediately re-securitize those securities. We would sell the resulting AAA-rated super senior RMBS and retain the AAA-rated mezzanine RMBS.

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

    Although the credit markets had been undergoing much turbulence, as we started ramping up our portfolio in late 2007, we noted a slight easing. We entered into a number of repurchase agreements we could use to finance RMBS. In January 2008, we entered into two whole mortgage loan repurchase agreements. As we began to see the availability of financing, we were also seeing better underwriting standards used to originate new mortgages. We commenced buying and financing RMBS and also entered into agreements to purchase whole mortgage loans. We purchased high credit quality assets which we believed we would be readily able to finance.

    Beginning in mid-February 2008, credit markets experienced a dramatic and sudden adverse change. The severity of the limitation on liquidity was largely unanticipated by the markets. Credit once again froze, and in the mortgage market, valuations of non-Agency RMBS and whole mortgage loans came under severe pressure. This credit crisis began in early February 2008, when a heavily leveraged investor announced that it had to de-lever and liquidate a portfolio of approximately $30 billion of non-Agency RMBS. Prices of these types of securities dropped dramatically, and lenders started lowering the prices on non-Agency RMBS that they held as collateral to secure the loans they had extended. The subsequent failure in March 2008 of Bear Stearns & Co. worsened the crisis. As the year progressed, deterioration in the fair value of our assets continued, we received and met margin calls under our repurchase agreements, which resulted in our obtaining additional funding from third parties, including from Annaly, and taking other steps to increase our liquidity.

    The challenges of the first half of 2008 have continued throughout 2008 and so far into 2009, as financing difficulties have severely pressured liquidity and asset values. In September 2008, Lehman Brothers Holdings, Inc., a major investment bank, experienced a major liquidity crisis and failed. Securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. This dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, we have continued to seek funding from Annaly. Under these circumstances, we expect to take actions intended to protect our liquidity, which may include reducing borrowings and disposing of assets as well as raising capital.

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

    Subsequent to June 30, 2008, there were increased market concerns about Freddie Mac and Fannie Mae's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government. In September 2008 Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

    In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac,
(i) the U.S. Department of Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury, or the Treasury, and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the Treasury has initiated a temporary program to purchase RMBS issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Based upon the further activity of the U.S. government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted.

    The Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of equity or preferred securities, residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

    In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement. Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset-backed securities but not residential mortgage-backed securities. In addition, on March 23, 2009 the government announced that the Treasury in conjunction with the Federal Deposit Insurance Corporation, or FDIC, and the Federal Reserve, would create the Public-Private Investment Program, or PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds. The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing. As these programs are still in early stages of development, it is not possible for us to predict how these programs will impact our business.

    Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under very difficult market conditions. As a result, there can be no assurance that the EESA, the TARP, the TALF, PPIP or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

    As described above, there has been significant government action in the capital markets. However, there can be no assurance that the government's actions with respect to Freddie Mac and Fannie Mae, the EESA, the TARP, the TALF, the PPIP or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to these actions, or these actions do not function as intended, our business may not receive the anticipated positive impact from them. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Critical Accounting Policies

    Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based will be reasonable at the time made and based upon information available to us at that time. At each quarter end, we calculate estimated fair value using a pricing model. We validate our pricing model by obtaining independent pricing on all of our assets and performing a verification of those sources to our own internal estimate of fair value. We have identified what we believe will be our most critical accounting policies to be the following:

Mortgage Loan Sales and Securitizations

    We periodically enter into transactions in which we sell financial assets, such as RMBS, mortgage loans and other assets. We also securitize and re-securitize financial assets. These transactions are recorded in accordance with SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and are accounted for as either a "sale" and the loans held for investment are removed from the consolidated statements of financial condition or as a "financing" and are classified as "Securitized loans held for investment" on the Company's consolidated statements of financial condition, depending upon the structure of the securitization transaction. In these securitizations and re-securitizations we sometimes retain or acquire senior or subordinated interests in the securitized or re-securitized assets. Gains and losses on such securitizations or re-securitizations are recognized using the guidance in SFAS No. 140 which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

    As of March 31, 2009 and December 31, 2008, we have classified the valuation of our RMBS as "Level 2" as described above.

Securitized Loans Held for Investment

    Our securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans. We purchase pools of residential mortgage loans through a select group of originators. Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses.

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

    o   and the financial condition and near-term prospects of the issuer;

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

Investment Consolidation

    For each investment we make, we evaluate the underlying entity that issued the securities we will acquire or to which we will make a loan to determine the appropriate accounting treatment. In performing our analysis, we refer to guidance in Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. In variable interest entities, or VIEs, an entity is subject to consolidation under FIN 46R if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, its expected returns, or both. This determination can sometimes involve complex and subjective analyses.

Interest Income Recognition

    Interest income on available-for-sale securities and loans held for investment is recognized over the life of the investment using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, for securities of high credit quality and EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, for all other securities. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

    Under SFAS No. 91 and EITF No. 99-20, management will estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. As needed, these estimated cash flows will be updated and a revised yield computed based on the current amortized cost of the investment. In estimating these cash flows, there will be a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of the magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management's estimates and our interest income.

Accounting For Derivative Financial Instruments

    Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We intend to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

    We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended and interpreted. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders' equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

    Reserve for Possible Credit Losses

    The expense for possible credit losses in connection with debt investments is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses by category of asset. When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

    Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.

    Income Taxes

    We have elected and intend to qualify to be taxed as a REIT. Accordingly, we will generally not be subject to corporate federal or state income tax to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

    The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using our taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

    In the future, we may create and elect to treat certain of our subsidiaries as taxable REIT subsidiaries, or TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income taxes.

    While our TRS will generate net income, our TRS can declare dividends to us which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity.

Financial Condition

    At March 31, 2009, our portfolio consisted of $1.1 billion of RMBS and of approximately $565.9 million of securitized mortgage loans.

    The following table summarizes certain characteristics of our portfolio at March 31, 2008 and December 31, 2008.

                                                                               March 31, 2009   December 31, 2008
----------------------------------------------------------------------------------------------------------------
Leverage at period-end                                                                  2.4:1          2.5:1
Residential mortgage-backed securities as a % of portfolio                              71.6%          66.2%
Residential mortgage loans as a % of portfolio                                            -              -
Loans collateralizing secured debt as a % of portfolio                                  28.4%          33.8%
Fixed-rate investments as % of portfolio                                                35.8%          29.9%
Adjustable-rate investments as % of portfolio                                           64.2%          70.1%
Fixed-rate investments
    Residential mortgage-backed securities as a % of fixed-rate assets                  65.1%          49.9%
    Residential mortgage loans as a % of fixed-rate assets                                -              -
    Loans collateralizing secured debt as a % of fixed-rate assets                      34.9%          50.1%
Adjustable-rate investments
    Residential mortgage-backed securities as a % of adjustable-rate assets             75.2%          73.1%
    Residential mortgage loans as a % of adjustable-rate assets                           -              -
    Loans collateralizing secured debt as a % of adjustable-rate assets                 24.8%          26.9%
Annualized yield on average earning assets during the period                            6.44%          5.74%
Annualized cost of funds on average repurchase agreements balance                       3.48%          3.96%
    during the period
Annualized interest rate spread during the period                                       2.96%          1.78%
Weighted average yield on assets at period-end                                          7.21%          5.93%
Weighted average cost of funds at period-end                                            3.57%          3.39%

Residential Mortgage-Backed Securities

The table below summarizes our RMBS investments at March 31, 2009 and December 31, 2008:

                                             March 31,       December 31,
                                               2009             2008
                                                 (dollars in thousands)
--------------------------------------------------------------------------
Amortized cost                                  $1,342,497      $1,122,135
Gross unrealized gains                               9,504           7,700
Gross unrealized losses                          (266,209)       (274,368)
                                         ---------------------------------
Fair value                                      $1,085,792        $855,467
                                         =================================

    As of March 31, 2009, the RMBS in our portfolio were purchased at a net discount to their par value. Our RMBS had a weighted average amortized cost of 94.8% and 99.0% at March 31, 2009 and December 31, 2008, respectively.

    The following table summarizes certain characteristics of our RMBS portfolio at March 31, 2009 and December 31, 2008.

                                                     Weighted Averages
                        Estimated Value                               Constant
                          (dollars in                   Yield to     Prepayment
                        thousands) (1)     Coupon       Maturity        Rate(2)
------------------------------------------------------------------------------

March 31, 2009            $1,085,792         6.07%        8.00%         12.4%
December 31, 2008           $855,467         6.12%        6.55%         13.0%

    (1) All assets listed in this chart are carried at their fair value.

    (2) Represents the estimated percentage of principal that will be prepaid over the next three months based on historical principal paydowns.

    Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 38 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of March 31, 2009, the average final contractual maturity of the RMBS portfolio is 29 years, and as of December 31, 2008, it was 30 years. The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models. Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

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

    After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the portfolio is an increase of 1.3% and the weighted average maximum lifetime increases and decreases for the portfolio are 10.2%.

    The following table summarizes our RMBS according to their estimated weighted average life classifications as of March 31, 2009 and December 31, 2008:

                                                          Fair Value
                                                    March 31,       December 31,
                                                      2009             2008
                                                    (dollars in thousands)
                                                   ----------------------------
Less than one year                                  $        -         $      -
Greater than one year and less than five years         909,005          768,163
Greater than or equal to five years                    176,787           87,304
                                                   ----------------------------
Total                                               $1,085,792         $855,467
                                                   ============================


Results of Operations for the Quarters Ended March 31, 2009 and March 31, 2008.

    Net Income/Loss Summary

    Our net income for the quarter ended March 31, 2009 was $18.9 million, or $0.11 per share. Our net income was generated primarily by interest income on our portfolio. Our net loss for the quarter ended March 31, 2008 was $54.9 million, or $1.46 per share. We attribute the net loss for the quarter ended March 31, 2008 to realized losses on sales of assets and unrealized losses on interest rate swaps that were recorded during the quarter.

    The table below presents the net income/loss summary for the quarter ended March 31, 2009 and 2008:

                             Net Income/Loss Summary
           (dollars in thousands, except for share and per share data)

                                                                              For the                For the
                                                                           Quarter Ended          Quarter Ended
                                                                           March 31, 2009         March 31, 2008
-----------------------------------------------------------------------------------------------------------------

Interest income                                                         $          28,007      $          28,194
Interest expense                                                                    9,042                 14,022
                                                                        ------------------     ------------------
Net interest income                                                                18,965                 14,172
                                                                        ------------------     ------------------

Unrealized losses on interest rate
swaps                                                                                   -                (31,493)
Realized gains (losses) on sales of investments                                     3,627                (32,819)
                                                                        ------------------     ------------------

Net investment income (expense)                                                    22,592                (50,140)
                                                                        ------------------     ------------------

Expenses
  Management fee                                                                    2,583                  2,227
  General and administrative expenses                                               1,139                  2,565
                                                                        ------------------     ------------------
     Total expenses                                                                 3,722                  4,792
                                                                        ------------------     ------------------

Income (loss) before income taxes                                                  18,870                (54,932)
Income taxes                                                                            1                      3
                                                                        ------------------     ------------------

Net income (loss)                                                       $          18,869      $         (54,935)
                                                                        ==================     ==================

Net Income (loss) per share - basic and diluted                         $            0.11      $           (1.46)
                                                                        ==================     ==================

Weighted average number of shares outstanding - basic and diluted             177,196,959             37,744,486
                                                                        ==================     ==================

Comprehensive Income (loss):
Net income (loss)                                                       $          18,869      $         (54,935)
                                                                        ------------------     ------------------
Other comprehensive income (loss):
   Unrealized loss on available-for-sale securities                                13,590                (88,257)
  Other comprehensive income:
   Reclassification adjustment for realized (gains) losses included
      in net income                                                                (3,627)                32,819
                                                                        ------------------     ------------------
   Other comprehensive income (loss)                                                9,963                (55,438)
                                                                        ------------------     ------------------
Comprehensive income (loss)                                             $          28,832      $        (110,373)
                                                                        ==================     ==================

    Interest Income and Average Earning Asset Yield

    We had average earning assets of $1.7 billion and $1.6 billion for the quarters ended March 31, 2009 and 2008, respectively. Our interest income was $28.0 million and $28.2 million for the quarters ended March 31, 2009 and 2008, respectively. Our interest income remained relatively unchanged even though we increased our capital due to the deleveraging of the interest earning assets in our portfolio subsequent to the quarter ended March 31, 2008. The annualized yield on our portfolio was 6.44% and 6.63% for the quarters ended March 31, 2009 and 2008, respectively. The decline in the annualized yield is attributed to a decrease in leverage on our portfolio of interest earning assets.

    Interest Expense and the Cost of Funds

    Our largest expense is the cost of borrowed funds. We had average borrowed funds of $1.0 billion and $1.3 billion and total interest expense of $9.0 million and $14.0 million for the quarters ended March 31, 2009 and 2008, respectively. Our annualized cost of funds was 3.48% and 4.23% for the quarters ended March 31, 2009 and 2008, respectively. The decline in interest expense is related to a decrease in the borrowing rates for the quarter ended March 31, 2009 versus March 31, 2008 and the subsequent termination of interest rate swaps that were in the portfolio for the period ended March 31, 2008.

         The table below shows our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the quarter ended March 31, 2009, year ended December 31, 2008, and the four quarters in 2008.

                              Average Cost of Funds
               (Ratios have been annualized, dollars in thousands)

                                                                                Average      Average        Average
                                                                               One-Month      Cost          Cost of
                                                                                 LIBOR       of Funds       Funds
                                                  Average  Average  Average   Relative to   Relative to   Relative to
                           Average                 Cost     One-     Six-      Average       Average       Average
                           Borrowed     Interest    of     Month     Month     Six-Month     One-Month     Six-Month
                            Funds       Expense    Funds   LIBOR     LIBOR       LIBOR        LIBOR         LIBOR
------------------------- ------------ ----------- ------- -------- --------- ------------- ------------- --------------
For the quarter ended      $1,038,460      $9,042  3.48%    0.46%    1.74%      (1.28%)        3.02%          1.74%
March 31, 2009
------------------------------------------------------------------------------------------------------------------------
For the year ended         $1,304,873     $60,544  4.64%    2.68%    3.06%      (0.38%)        1.96%          1.58%
December 31, 2008
------------------------------------------------------------------------------------------------------------------------
For the quarter ended      $1,105,239     $10,954  3.96%    2.23%    2.94%      (0.71%)        1.73%          1.02%
December 31, 2008
------------------------------------------------------------------------------------------------------------------------
For  the quarter ended     $1,339,531     $15,543  4.64%    2.62%    3.19%      (0.57%)        2.02%          1.45%
September 30, 2008
------------------------------------------------------------------------------------------------------------------------
For  the quarter ended     $1,449,567     $20,025  5.53%    2.59%    2.93%      (0.34%)        2.94%          2.60%
June 30, 2008
------------------------------------------------------------------------------------------------------------------------
For  the quarter ended     $1,325,156     $14,022  4.23%    3.31%    3.18%       0.13%         0.92%          1.05%
March 31, 2008
------------------------------------------------------------------------------------------------------------------------

         Net Interest Income

    Our net interest income, which equals interest income less interest expense, totaled $19.0 million and $14.2 million for the quarters ended March 31, 2009 and 2008, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.96% and 2.40% for the quarters ended March 31, 2009 and 2008, respectively. We attribute the increase in net interest income and net interest spread to a decline in our interest expense and the interest rates at which we borrow.

    The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended March 31, 2009, the year ended December 31, 2008 and the four quarters in 2008.

                               Net Interest Income
               (Ratios have been annualized, dollars in thousands)

                                                   Yield on
                                                    Average                                                    Net
                            Average    Interest    Interest      Average               Average      Net       Interest
                            Earning    Earned       Earning       Debt       Interest  Cost of     Interest    Rate
                          Assets Held  on Assets    Assets       Balance     Expense     Funds      Income     Spread
------------------------- ------------ ---------- ------------ ------------ ---------- ----------- ---------- ----------
For the quarter ended      $1,739,767    $28,007     6.44%      $1,038,460     $9,042    3.48%       $18,965    2.96%
March 31, 2009
------------------------------------------------------------------------------------------------------------------------
For the year ended         $1,711,705   $102,093     5.96%      $1,304,873    $60,544    4.64%       $44,715    1.32%
December 31, 2008
------------------------------------------------------------------------------------------------------------------------
For the quarter ended      $1,621,205    $23,254     5.74%      $1,105,239    $10,954    3.96%       $12,702    1.78%
December 31, 2008
------------------------------------------------------------------------------------------------------------------------
For the quarter ended      $1,751,748    $23,419     5.35%      $1,339,531    $15,543    4.64%        $7,915    0.71%
September 30, 2008
------------------------------------------------------------------------------------------------------------------------
For the quarter ended      $1,917,969    $29,630     6.18%      $1,449,567    $20,025    5.53%        $9,926    0.65%
June 30, 2008
------------------------------------------------------------------------------------------------------------------------
For the quarter ended      $1,555,896    $25,790     6.63%      $1,325,156    $14,022    4.23%       $14,172    2.40%
March 31, 2008
------------------------------------------------------------------------------------------------------------------------

    Gains and Losses on Sales of Assets and Interest Rate Swaps

    During the quarter ended March 31, 2009, we sold assets with a carrying value of $544.8 million which resulted in a net gain of approximately $3.6 million. During the quarter ended March 31, 2008, we sold assets and terminated interest rate swaps with a carrying value of $394.2 million for an aggregate loss of $32.8 million.

    Management Fee and General and Administrative Expenses

    We paid FIDAC a management fee of $2.6 million and $2.2 million for the quarters ended March 31, 2009 and 2008, respectively. The management fee is based on stockholder's equity and the increase in the management fee for the quarter ended March 31, 2009 resulted from the increase in the Company's stockholders equity subsequent to its completion of the October 2008 secondary offerings.

    General and administrative (or G&A) expenses were $1.1 million and $2.6 million for the quarters ended March 31, 2009 and 2008, respectively. We attribute the decline in G&A expense to a decrease in the loan loss provision recorded for the quarter ended March 31, 2009 relative to the quarter ended March 31, 2008.

    Total expenses as a percentage of average total assets were 0.94% and 1.10% for the quarters ended March 31, 2009 and 2008, respectively. The decline in total expenses as a percentage of average total assets is the result of a greater average asset base at March 31, 2009.

    Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

    The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarter ended March 31, 2009, for the year ended December 31, 2008, and the four quarters in 2008.

          Management Fee and G&A Expenses and Operating Expense Ratios
               (Ratios have been annualized, dollars in thousands)

                                                     Total         Total Management      Total Management
                                                   Management        Fee and G&A           Fee and G&A
                                                  Fee and G&A      Expenses/Average      Expenses/Average
                                                    Expenses         Total Assets             Equity
------------------------------------------------------------------------------------------------------------
For the quarter ended March 31, 2009                 $3,722             0.94%                 3.51%
------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2008                $14,027             0.85%                 3.50%
------------------------------------------------------------------------------------------------------------
For the quarter ended December 31, 2008              $3,918             1.10%                 4.78%
------------------------------------------------------------------------------------------------------------
For the quarter ended September 30, 2008             $1,934             0.46%                 2.46%
------------------------------------------------------------------------------------------------------------
For the quarter ended June 30, 2008                  $3,380             0.70%                 3.35%
------------------------------------------------------------------------------------------------------------
For the quarter ended March 31, 2008                 $4,792             1.10%                 4.00%
------------------------------------------------------------------------------------------------------------

    Net Income/Loss and Return on Average Equity

    Our net income was $18.9 million for the quarter ended March 31, 2009. Our net loss was $54.9 million for the quarter ended March 31, 2008. The table below shows our net interest income, gain (loss) on sale of assets, unrealized gains
(loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2009, the year ended December 31, 2008 and the four quarters in 2008. Our return on average equity increased from (45.86%) for the quarter ended March 31, 2008 to 17.82% for the quarter ended March 31, 2009 primarily due to the absence of realized losses on sales of assets and unrealized losses on interest rate swaps that were recorded in the quarter ended March 31, 2008.

                     Components of Return on Average Equity
                          (Ratios have been annualized)

                                              Net     Gain/(Loss)   Unrealized
                                            Interest   on Sale of   Gain/(Loss) on  Total
                                            Income/    Investments  Interest Rate  Expenses/   Income      Return on
                                            Average    /Average     Swaps/Average  Average    Tax/Average   Average
                                             Equity     Equity         Equity       Equity      Equity       Equity
----------------------------------------------------------------------------------------------------------------------
For the quarter ended March 31, 2009         17.91%      3.42%           -          (3.51%)        -         17.82%
----------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2008         11.17%    (38.64%)        1.04%        (3.50%)        -        (29.93%)
----------------------------------------------------------------------------------------------------------------------
For the quarter ended December 31, 2008      15.50%        -             -          (4.78%)        -         10.72%
----------------------------------------------------------------------------------------------------------------------
For the quarter ended September 30, 2008     10.07%    (157.28%)       12.81%       (2.46%)     (0.02%)    (136.88%)
----------------------------------------------------------------------------------------------------------------------
For the quarter ended June 30, 2008          9.84%       1.75%         25.36%       (3.35%)        -         33.60%
----------------------------------------------------------------------------------------------------------------------
For the quarter ended March 31, 2008         11.83%    (27.40%)       (26.29%)      (4.00%)        -        (45.86%)
----------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

    Liquidity measures our ability to meet cash requirements, including ongoing commitments to repay our borrowings, fund and maintain RMBS, mortgage loans and other assets, pay dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, and proceeds from equity offerings. We expect these sources of financing will be sufficient to meet our short-term liquidity needs.

    We expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions will differ for each of our lenders and will not be determined until we engage in a specific repurchase transaction.

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

    Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Subject to our maintaining our qualification as a REIT as well as market conditions, we expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitization, commercial paper and term financing CDOs. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

    We held cash and cash equivalents of approximately $12.2 and $91.4 million at March 31, 2009 and March 31, 2008, respectively. Our cash and cash equivalents declined as we no longer have cash posted as collateral to secure repurchase agreements and interest rate swaps.

    Our operating activities provided net cash of approximately $13.8 million and $8.0 million for the quarter s ended March 31, 2009 and March 31, 2008, respectively.

    Our investing activities used net cash of $3.9 million and $1.1 billion for the quarters ended March 31, 2009 and March 31, 2008, respectively. During the quarter ended March 31, 2009 proceeds from asset purchases were largely offset by proceeds from asset sales that utilized approximately $59.4 million as compared to asset purchases less asset sales utilizing approximately $1.3 billion for the quarter ended March 31, 2008.

    Our financing activities used net cash of $25.2 million during the quarter ended March 31, 2009 and provided net cash of $1.2 billion for the quarter ended March 31, 2008 primarily from the use of repurchase agreements. We expect to continue to borrow funds in the form of repurchase agreements as well as other types of financing. As of March 31, 2009, we had $452.5 million outstanding under our repurchase agreement with Annaly collateralized by our RMBS with weighted average borrowing rates of 2.01% and weighted average remaining maturities of 1 day. The RMBS pledged as collateral under the repurchase agreement with Annaly had an estimated fair value of $532.1 million at March 31, 2009. The interest rates of the repurchase agreements with Annaly are generally indexed to the one-month LIBOR rate and reprice accordingly.

    At March 31, 2009 and 2008, the repurchase agreements for RMBS had the following remaining maturities:

                                     March 31, 2009          March 31, 2008
                                             (dollars in thousands)
--------------------------------------------------------------------------------
Within 30 days                                 $559,926                $598,168
30 to 59 days                                         -                 384,964
60 to 89 days                                         -                       -
90 to 119 days                                        -                       -
Greater than or equal to 120 days                     -                  24,514
                                     ------------------- -----------------------
Total                                          $559,926              $1,007,646
                                     ==========================================

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

    We are not required by our investment guidelines to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. However, our master repurchase agreements require us to maintain certain debt-to-equity ratios. At March 31, 2009, our total debt was approximately $1.0 billion which represented a debt-to-equity ratio of 2.4:1.

    Stockholders' Equity

    During the quarter ended March 31, 2009, we declared dividends to common shareholders totaling $10.6 million, or $0.06 per share, all of which was paid on April 29, 2009.

    On April 15, 2009 we announced the sale of 235,000,000 shares of common stock at $3.00 per share for estimated proceeds, less the underwriters' discount and offering expenses, of $674.8 million. Immediately following the sale of these shares Annaly purchased 24,955,752 shares at the same price per share as the public offering, for proceeds of approximately $74.9 million. In addition, on April 16, 2009 the underwriters exercised the option to purchase up to an additional 35,250,000 shares of common stock to cover over-allotments for proceeds, less the underwriters' discount, of approximately $101.3 million. These sales were completed on April 21, 2009. In all, we raised net proceeds of approximately $851.0 in these offerings.

Related Party Transactions

    Management Agreement

    On November 15, 2007, we entered into a management agreement with FIDAC, pursuant to which FIDAC is entitled to receive a management fee and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The management fee is payable quarterly in arrears in an amount equal to 1.50% per annum, calculated quarterly, of our stockholders' equity (as defined in the management agreement). FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. The management fee will be reduced, but not below zero, by our proportionate share of any CDO management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs.

    Financing Arrangements with Annaly

    In March 2008, we entered into a RMBS repurchase agreement with Annaly. This agreement contains customary representations, warranties and covenants contained in such agreements. As of March 31, 2009, we had $452.5 million outstanding under the agreement with a weighted average borrowing rate of 2.01%.

    Restricted Stock Grants

    During the quarter ended March 31, 2009, 32,225 shares of restricted stock we had awarded to our Manager's employees vested and 1,267 shares were forfeited or cancelled. We did not grant any incentive awards during the quarter ended March 31, 2009.

    At March 31, 2009 there are approximately 1.1 million unvested shares of restricted stock issued to employees of FIDAC. For the quarter ended March 31, 2009, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $104 thousand.

Contractual Obligations and Commitments

    The following table summarizes our contractual obligations at March 31, 2009.

                                                                             (dollars in thousands)
                                                                                                 Greater
                                                                        One to                   Than or
                                                            Within      Three       Three to     Equal to
Contractual Obligations                                    One Year     Years       Five Years  Five Years      Total

Repurchase agreements for RMBS                              $559,926       $   -       $   -       $   -      $559,926
Securitized debt                                              49,232      85,945      70,371     289,278       494,826
Interest expense on RMBS repurchase agreements(1)                 89           -           -           -            89
Interest expense on securitized debt(1)                       25,933      44,168      35,820     130,904       236,825
                                                           -----------------------------------------------------------
Total                                                       $635,180    $130,113    $106,191    $420,182    $1,291,666
                                                           ===========================================================

(1) Interest is based on variable rates in effect as of March 31, 2009.

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

Capital Resources

    At March 31, 2009, we had no material commitments for capital expenditures.

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

Credit Risk

    We are subject to credit risk in connection with our investments and face more credit risk on assets we own which are rated below "AAA". The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics. FIDAC uses a comprehensive credit review process. FIDAC's analysis of loans includes borrower profiles, as well as valuation and appraisal data. FIDAC uses compensating factors such as liquid assets, low loan to value ratios and job stability in evaluating loans. FIDAC's resources include a proprietary portfolio management system, as well as third party software systems. FIDAC utilizes a third party due diligence firm to perform an independent underwriting review to insure compliance with existing guidelines. FIDAC selects loans for review predicated on risk-based criteria such as loan-to-value, borrower's credit score(s) and loan size. FIDAC also outsources underwriting services to review higher risk loans, either due to borrower credit profiles or collateral valuation issues. In addition to statistical sampling techniques, FIDAC creates adverse credit and valuation samples, which we individually review. FIDAC rejects loans that fail to conform to our standards. FIDAC accepts only those loans which meet our underwriting criteria. Once we own a loan, FIDAC's surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. Additionally, the non-Agency RMBS and other ABS which we acquire for our portfolio are reviewed by FIDAC to ensure that they satisfy our risk based criteria. FIDAC's review of non-Agency RMBS and other ABS includes utilizing its proprietary portfolio management system. FIDAC's review of non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on non-Agency RMBS and other ABS present.

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

    Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2009 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                               Projected Percentage Change in     Projected Percentage Change in
    Change in Interest Rate          Net Interest Income                  Portfolio Value
----------------------------------------------------------------------------------------------------
-75 Basis Points                                2.10%                             (2.42%)
-50 Basis Points                                1.71%                             (2.86%)
-25 Basis Points                                1.31%                             (3.28%)
Base Interest Rate                                -                                  -
+25 Basis Points                               (0.04%)                            (4.11%)
+50 Basis Points                                0.10%                             (4.52%)
+75 Basis Points                                0.24%                             (4.91%)

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

Market Risk

    Market Value Risk

    Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, prepayment speeds, market liquidity, credit quality, and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of securities in the portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

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

    o using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our investments and our borrowings;

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

    The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2009. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                              1 Year to
                                                 Within 3                      3 Years        Greater than
                                                  Months       3-12 Months                      3 Years          Total
                                              -----------------------------------------------------------------------------
                                                                         (dollars in thousands)

Rate sensitive assets                               $586,122         $3,133        $500,492        $888,838      1,978,585
Cash equivalents                                      12,200              -               -               -         12,200
                                              -----------------------------------------------------------------------------
Total rate sensitive assets                          598,322          3,133         500,492         888,838      1,990,785
                                              -----------------------------------------------------------------------------

Rate sensitive liabilities, with the effect
  of swaps                                           559,926              -               -         494,826      1,054,752
                                              -----------------------------------------------------------------------------

Interest rate sensitivity gap                       $ 38,396         $3,133        $500,492        $394,012       $936,033
                                              =============================================================================

Cumulative rate sensitivity gap                     $ 38,396        $41,529        $542,021        $936,033
                                              ==============================================================

Cumulative interest rate sensitivity gap as
   a percentage of total rate-sensitive
   assets                                           2%             2%             27%             47%
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

Item 1.  LEGAL PROCEEDINGS

    From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. RISK FACTORS

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

MORTGAGE LOAN MODIFICATION PROGRAMS, FUTURE LEGISLATIVE ACTION AND CHANGES IN THE REQUIREMENTS NECESSARY TO QUALIFY FOR REFINANCING A MORTGAGE WITH FANNIE MAE, FREDDIE MAC OR GINNIE MAE MAY ADVERSELY AFFECT THE VALUE OF, AND THE RETURNS ON, THE ASSETS IN WHICH WE INVEST.

    During the second half of 2008 and in early 2009, the U.S. government, through the Federal Housing Administration, or FHA, and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans. The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. Members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, the RMBS, residential mortgage loans, real estate-related securities and various other asset classes in which we invest. Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any modification.

THE CONSERVATORSHIP OF FANNIE MAE AND FREDDIE MAC AND RELATED EFFORTS, ALONG WITH ANY CHANGES IN LAWS AND REGULATIONS AFFECTING THE RELATIONSHIP BETWEEN FANNIE MAE AND FREDDIE MAC AND THE FEDERAL GOVERNMENT, MAY ADVERSELY AFFECT OUR BUSINESS.

    Due to increased market concerns about Fannie Mae and Freddie Mac's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, on July 30, 2008, the government passed the Housing and Economic Recovery Act of 2008, or the HERA. Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae's and Freddie Mac's debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of this new legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of Agency RMBS to a modest amount through the end of 2009. It is currently planned for Fannie Mae and Freddie Mac to reduce gradually their Agency RMBS portfolios beginning in 2010.

    In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury has taken three additional actions: (i) the Treasury and FHFA have entered into preferred stock purchase agreements between the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and
(iii) the Treasury has initiated a temporary program to purchase Agency RMBS issued by Fannie Mae and Freddie Mac.

    Although the Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency RMBS and could have broad adverse market implications.

    On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in Agency RMBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, and are meant to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008, and the purchases of Agency RMBS began in early January 2009. The Federal Reserve has announced an expansion of this program to purchase another $750 million in Agency RMBS. The Federal Reserve's program to purchase Agency RMBS could cause an increase in the price of Agency RMBS, which could help the value of assets in our portfolio but may negatively impact the net interest margin with respect to new Agency RMBS we may purchase.

    The size and timing of the federal government's Agency RMBS purchase program is subject to the discretion of the Treasury and the Federal Reserve. Purchases under these programs have already begun, but there is no certainty that they will continue. It is possible that a change in the Treasury's and the Federal Reserve's commitment to purchase Agency RMBS in the future could negatively affect the pricing of Agency RMBS that we seek to acquire. Given the highly fluid and evolving nature of events, it is unclear how our business may be impacted. Further activity of the U.S. Government or market response to developments at Fannie Mae and Freddie Mac could adversely impact our business.

THE ACTIONS OF THE U.S. GOVERNMENT, FEDERAL RESERVE AND TREASURY, INCLUDING THE ESTABLISHMENT OF THE TALF AND THE PPIP, MAY ADVERSELY AFFECT OUR BUSINESS.

    The TALF was first announced by the Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement. Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset backed securities but not RMBS or CMBS. Currently, TALF loans: have three-year terms, have interest due monthly, are exempt from mark-to-market rules and margin calls related to a decrease in the underlying collateral value, are pre-payable in whole or in part, and prohibit the substitution of any underlying collateral. It is expected that the TALF loans will require that any payments of principal on the underlying collateral reduce the principal amount of the TALF loan pro rata based upon the original loan-to-value ratio. The nature of the eligible assets has been expanded several times. The Treasury has stated that through its expansion of the TALF, non-recourse loans will be made available to investors to certain fund purchases of legacy securitization assets. Eligible assets are expected to include certain non-Agency RMBS that were originally rated AAA and CMBS and ABS that are rated AAA. The eligibility criteria and terms of these loans have not yet been determined. Additionally, certain terms of the TALF loans may be modified.

    On March 23, 2009, the Treasury in conjunction with the FDIC, and the Federal Reserve, announced the PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds. The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing. The PPIP is expected to be $500 billion to $1 trillion in size and has two primary components: a loan purchase program and a securities purchase program.

    These programs are still in early stages of development, and it is not possible to predict how the TALF, the PPIP, or other recent U.S. government actions will impact the financial markets, including current significant levels of volatility, or our current or future investments. To the extent the market does not respond favorably to these initiatives or they do not function as intended, our business may not receive the anticipated positive impact from this legislation. We are currently actively evaluating these programs to determine if they are appropriate in light of our investment strategy. However, we can provide no assurance that we will be eligible to use these programs or, if eligible, will be able to utilize them successfully.

    In addition, the U.S. government, Federal Reserve, Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

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



                                CHIMERA INVESTMENT CORPORATION


                                By: /s/ Matthew Lambiase
                                    --------------------
                                    Matthew Lambiase
                                    Chief Executive Officer and President
                                    May 7, 2009


                                By: /s/ A. Alexandra Denahan
                                    ------------------------
                                    A. Alexandra Denahan
                                    Chief Financial Officer (Principal Financial
                                    Officer)
                                    May 7, 2009