Form 10-Q
period 2009-06-30
CHIMERA INVESTMENT CORP
filed 2009-08-10
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2009

OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

COMMISSION FILE NUMBER:  1-13447

CHIMERA INVESTMENT CORPORATION
(Exact name of Registrant as specified in its Charter)

MARYLAND	26-0630461
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1211 AVENUE OF THE AMERICAS, SUITE 2902
NEW YORK, NEW YORK
(Address of principal executive offices)

10036
 (Zip Code)

(646) 454-3759
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 7, 2009
Common Stock, $.01 par value	670,324,854

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition at June 30, 2009 (Unaudited) and December 31, 2008 (Derived from the audited consolidated statement of financial condition at December 31, 2008)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters and Six Months ended June 30, 2009 and 2008 (Unaudited)	2

Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	50

Item 4. Controls and Procedures	54

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 4. Submission of Matters to a Vote of Security Holders	57

Item 6. Exhibits	58

SIGNATURES	59

CERTIFICATIONS	60

i.

PART I.
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(1)
Assets:
Cash and cash equivalents	$13,121	$27,480
Non-Agency Mortgage-Backed Securities, at fair value	1,746,543	613,105
Agency Mortgage-Backed Securities, at fair value	1,889,550	242,362
Securitized loans held for investment, net of allowance for loan losses of $3.0 million and $1.6 million, respectively	530,638	583,346
Accrued interest receivable	27,055	9,951
Other assets	798	1,257
Total assets	$4,207,705	$1,477,501

Liabilities:
Repurchase agreements	$1,377,148	$-
Repurchase agreements with affiliates	123,483	562,119
Securitized debt	442,782	488,743
Payable for investments purchased	270,735	-
Accrued interest payable	2,801	2,465
Dividends payable	37,705	7,040
Accounts payable and other liabilities	487	387
Investment management fees payable to affiliate	5,955	2,292
Total liabilities	$2,261,096	$1,063,046

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock: par value $.01 per share; 1,000,000,000 shares authorized, 670,325,786 and 177,198,212 shares issued and outstanding, respectively	$6,692	$1,760
Additional paid-in capital	2,290,308	831,966
Accumulated other comprehensive loss	(220,030)	(266,668)
Accumulated deficit	(130,361)	(152,603)
Total stockholders’ equity	$1,946,609	$414,455
Total liabilities and stockholders’ equity	$4,207,705	$1,477,501

(1) Derived from the audited consolidated statement of financial condition at December 31, 2008.
See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net Interest income:
Interest income	$65,077	$29,951	$93,084	$58,145
Interest expense	8,313	20,025	17,355	34,047
Net interest income	56,764	9,926	75,729	24,098

Other-than-temporary impairments:
Total other-than-temporary credit impairment losses	(8,575)	-	(8,575)	-
Non-credit portion of loss recognized in other comprehensive income	2,080	-	2,080	-
Net other-than-temporary impairment losses included in income	(6,495)	-	(6,495)	-

Other gains (losses):
Unrealized gains (losses) on interest rate swaps	-	25,584	-	(5,909)
Realized gains (losses) on sales of investments, net	9,321	1,644	12,948	(31,174)
Realized gains on terminations of interest rate swaps	-	123	-	123
Total other gains (losses)	9,321	27,351	12,948	(36,960)

Net investment income (expense)	59,590	37,277	82,182	(12,862)

Other expenses:
Management fee	5,955	2,228	8,539	4,455
Provision for loan losses	1,130	(15)	1,363	1,164
General and administrative expenses	861	1,167	1,766	2,555
Total other expenses	7,946	3,380	11,668	8,174

Income (loss) before income taxes	51,644	33,897	70,514	(21,036)
Income tax	-	-	1	3
Net income (loss)	$51,644	$33,897	$70,513	$(21,039)

Net income (loss) per share – basic and diluted	$0.10	$0.87	$0.21	$(0.54)
Weighted average number of shares outstanding – basic and diluted	503,110,132	38,999,850	341,053,858	38,995,096

Comprehensive income (loss):
Net income (loss)	$51,644	$33,897	$70,513	$(21,039)
Other comprehensive income (loss):
Unrealized gain (loss) on available- for-sale securities	39,501	(58,051)	53,092	(146,308)
Reclassification adjustment for net losses included in net income for other-than- temporary impairments	6,495	-	6,495	-
Reclassification adjustment for realized (gains) losses included in net income	(9,321)	(1,644)	(12,948)	31,174
Other comprehensive income (loss)	36,675	(59,695)	46,639	(115,134)
Comprehensive income (loss)	$88,319	$(25,798)	$117,152	$(136,173)

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total
Balance, December 31, 2008	$1,760	$831,966	$(266,668)	$(152,603)	$414,455
Net income	-	-	-	70,513	70,513
Other comprehensive income	-	-	46,638	-	46,638
Proceeds from common stock offerings	4,931	1,458,130	-	-	1,463,061
Proceeds from restricted stock grants	1	212	-	-	213
Common dividends declared, $0.14 per share	-	-	-	(48,271)	(48,271)
Balance, June 30, 2009	$6,692	$2,290,308	$(220,030)	$(130,361)	$1,946,609

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash Flows From Operating Activities:
Net income (loss)	$70,513	$(21,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of investment discounts	(14,863)	(933)
Unrealized (gain) loss on interest rate swaps	-	5,909
Realized (gain) loss on sale of investments	(12,948)	31,174
Other-than-temporary credit impairments	6,495	-
Provision for loan losses	1,363	1,164
Restricted stock grants	212	1,035
Changes in operating assets:
(Increase) decrease in accrued interest receivable	(17,104)	(5,526)
Decrease (increase) in other assets	459	(1,085)
Changes in operating liabilities:
Increase in accounts payable and other liabilities	2,683	799
Increase in investment management fee payable to affiliate	1,080	1,012
Increase in accrued interest payable	336	3,103
Net cash provided by operating activities	$38,226	$15,613

Cash Flows From Investing Activities:
Mortgage-Backed securities portfolio:
Purchases	$(3,202,744)	$(1,228,572)
Sales	633,027	248,014
Principal payments	130,072	103,112
Loans held for investment portfolio:
Purchases	-	(588,411)
Sales	-	90,733
Principal payments	-	21,943
Securitized loans:
Principal payments	50,752	12,656
Reverse repurchase agreements	-	265,000
Restricted cash	-	(28,157)
Net cash used in investing activities	$(2,388,893)	$(1,103,682)

Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$44,457,324	$18,613,326
Payments on repurchase agreements	(43,518,812)	(17,974,821)
Net proceeds from common stock offerings	1,463,061	(216)
Proceeds from collateralized mortgage debt borrowings	-	515,903
Payments on collateralized mortgage debt borrowings	(47,659)	(11,504)
Dividends paid	(17,606)	(10,756)
Net cash provided by (used in) financing activities	$2,336,308	$1,131,932

Net increase (decrease) in cash and cash equivalents	$(14,359)	$43,863
Cash and cash equivalents at beginning of period	27,480	6,026
Cash and cash equivalents at end of period	$13,121	$49,889

Supplemental disclosure of cash flow information:
Interest paid	$17,020	$30,944
Taxes paid	$-	$45

Non cash investing activities:
Payable for investments purchased	$270,735	$146,824
Net change in unrealized gain (loss) on available–for-sale securities	$46,639	$(115,134)

Non cash financing activities:
Common dividends declared, not yet paid	$37,705	$6,044

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2009
 (Unaudited)

1. Organization

Chimera Investment Corporation (“Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its taxable net income to its stockholders.  In July 2008, the Company formed Chimera Securities Holdings, LLC, a wholly-owned subsidiary.  In June 2009, the Company formed Chimera Asset Holding, LLC and Chimera Holding, LLC, both wholly-owned subsidiaries.  Chimera Securities Holdings, LLC, Chimera Asset Holding, LLC and Chimera Holding, LLC are qualified REIT subsidiaries.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 6.7% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows have been included.   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.  The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Chimera Securities Holdings, LLC, Chimera Asset Holding, LLC and Chimera Holding, LLC.  All intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and money market funds with original maturities less than 90 days.

(c) Non-Agency and Agency Residential Mortgage-Backed Securities
The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans.   Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), requires the Company to classify its investment securities as either “trading”, “available-for-sale,” or “held-to-maturity.” The Company holds its RMBS as available-for-sale, records investments at estimated fair value as described in Note 5 of these consolidated financial statements, and unrealized gains and losses are included in other comprehensive income in the consolidated statement of operations and comprehensive income (loss).  From time to time, as part of the overall management of its portfolio, the Company may sell any of its RMBS investments and recognize a realized gain or loss as a component of earnings in the consolidated statement of operations and comprehensive income (loss) utilizing the specific identification method.

Interest income on RMBS is computed on the remaining principal balance of the investment security.  Premiums or discounts on investment securities that are guaranteed as to principal and/or interest repayment as is with agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac, or Fannie Mae (“Agency RMBS”) are recognized over the life of the investment using the effective interest method as described in SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”).  Premiums or discounts amortization/accretion on non-Agency RMBS is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”), as amended by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“EITF 99-20-1”).  For non-Agency RMBS, the Company estimates at the time of purchase expected future cash flows, prepayment speeds, credit losses, loss severity, and loss timing based on the Company’s observation of available market data, its experience, and the collective judgment of its management team to determine the effective interest rate on the RMBS.  Not less than quarterly, the Company reevaluates, and if necessary, makes adjustments to its analysis utilizing internal models, external market research and sources in conjunction with it view on performance in the non-Agency RMBS sector.  Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income.  Changes to assumptions that decrease expected future cash flows may result in other-than-temporary impairment.

Fair value of RMBS is determined in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), utilizing a pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  The Company validates the fair value determined by the pricing model with quotes provided by independent dealers and/or pricing services.  Material differences between the fair values determined by the Company and third party sources are disclosed in Note 5 of the consolidated financial statements.

If the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for other-than-temporary impairment in accordance FSP FAS No. 115-2 and FAS No. 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2 and FAS 124-2”), adopted by the Company April 1, 2009 and EITF 99-20-1.  Management evaluates the Company’s RMBS for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery in fair value, (4) and the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered other-than-temporary impairments are recognized in income and the cost basis of the assets is adjusted.

(d) Securitized Loans Held for Investment
The Company's securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans.  The Company purchases pools of residential mortgage loans through a select group of originators.   Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts, less allowances for loan losses.  Interest income on loans held for investment is recognized over the life of the investment using the effective interest method as described by SFAS 91 and EITF 99-20 and amended by EITF 99-20-1.  Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  The Company estimates fair value of securitized loans as described in Note 5 of these consolidated financial statements.

(e) Allowance for Loan Losses
The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company's loan portfolio.  The estimate is based on a variety of factors including current economic conditions, industry loss experience, the loan originator’s loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing  appreciation or depreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of the pools of loans, the Company obtained written representations and warranties from the sellers that the Company could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards.  While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses.  The Company also performed due diligence procedures on a sample of loans that met its criteria during the purchase process.  The Company has created an unallocated provision for possible loan losses estimated as a percentage of the remaining principal on the loans.  Management’s estimate is based on historical experience of similarly underwritten pools.

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

(f) Reverse Repurchase Agreements
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

(g) Repurchase Agreements
The Company may finance the acquisition of its investment securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

(h) Securitized Debt
The Company has issued securitized debt to finance a portion of its residential mortgage loan portfolio.  The securitizations are collateralized by residential adjustable or fixed rate mortgage loans or RMBS that have been placed in a trust and pay interest and principal payments to the debt holders of that securitization.  The Company’s securitizations which are accounted for as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”), are recorded as an asset called “Securitized loans held for investment” on the consolidated statement of financial condition and the corresponding debt as “Securitized debt” in the consolidated statement of financial condition.  The Company estimates fair value of securitized debt as described in Note 5 to these consolidated financial statements.

(i) Fair Value Disclosure
SFAS No. 107, Disclosure About Fair Value of Financial Instruments (“SFAS 107”), requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value.  A complete discussion of the methodology utilized by the Company to fair value its financial instruments is included in Note 5 to the consolidated financial statements.

(j) Derivative Financial Instruments and Hedging Activity
The Company may hedge interest rate risk through the use of derivative financial instruments such as interest rate swaps.   If the Company hedges using interest rate swaps it accounts for these instruments as free-standing derivatives.  Accordingly, they are carried at fair value with realized and unrealized gains and losses recognized in earnings.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted.  SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated statement of financial condition and to measure those instruments at fair value.  Additionally, the fair value adjustments affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

(k) Credit Risk
The Company retains the risk of potential credit losses on all of the non-Agency residential mortgage loans it owns as well as the residential mortgage loans which collateralize the RMBS it owns.  The Company attempts to mitigate the risk of potential credit losses through its diligence in the asset selection process.

(l) Mortgage Loan Sales and Securitizations
The Company periodically enters into transactions in which it sells financial assets, such as RMBS, mortgage loans and other assets.  It may also securitize and re-securitize financial assets.  These transactions are recorded in accordance with SFAS 140 and are accounted for as either a “sale” and the loans held for investment are removed from the consolidated statements of financial condition or as a “financing” and are classified as “Securitized loans held for investment” on the Company’s consolidated statements of financial condition, depending upon the structure of the securitization transaction.  In these securitizations and re-securitizations the Company sometimes retains or acquires senior or subordinated interests in the securitized or re-securitized assets.  Gains and losses on such securitizations or re-securitizations are recognized using the guidance in SFAS 140 which is based on a financial components approach that focuses on control.  Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

The Company determines the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained based on their fair values, calculated as disclosed in Note 5 to these financial statements.  The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold.

(m) Income Taxes
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

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was effective for the Company upon inception and its effect continues to not be material.

(n) Net Income (Loss) per Share
The Company calculates basic net income (loss) per share by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for that period.  Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.  The Company had no potentially dilutive securities outstanding during the periods presented.

(o) Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS 123R”), which establishes accounting and disclosure requirements using fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options is recognized over the vesting period of such grants based on the estimated fair value on the grant date.

Stock compensation awards granted by the Company to the employees of FIDAC are accounted for in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”), which requires the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty's performance is complete.

(p) Use of Estimates
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

(q) Recent Accounting Pronouncements
 In February 2008 FASB issued FSP SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, (“SFAS 140-3”).  SFAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives under SFAS 133.  SFAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply:  (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full  recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This FSP was effective for the Company as of January 1, 2009.  The Company meets the requirements of this FSP to treat repurchase financings as non-linked transactions and this FSP has no effect on financial reporting.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165").  SFAS 165 establishes general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted SFAS 165 effective June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, which is August 10, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), which amends the de-recognition guidance in SFAS 140.  SFAS 166 eliminates the concept of a Qualified Special Purpose Entity (“QSPE”) and eliminates the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”) to QSPE’s.   Additionally, this Statement clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor has surrendered control over transferred financial assets.   That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer.   This Statement modifies the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Under this statement, when the transfer of financial assets are accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer.  This includes any retained beneficial interest.  The implementation of this standard materially affects the securitization process in general, as it eliminates off-balance sheet transactions when an entity retains any interest in or control over assets transferred in this process.  However, the Company does not believe the implementation of this standard will materially affect the Company’s reporting as it has no off-balance sheet transactions nor any unconsolidated QSPEs.  This is effective for the Company on January 1, 2010.

In conjunction with SFAS 166, the FASB issued SFAS No. 167, Amendments to FIN 46R (“SFAS 167”).  This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”).  The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.   With the removal of the QSPE exemption, established QSPE’s must be evaluated for consolidation under this statement.  This statement requires enhanced disclosures to provide users of financial statements with more transparent information about and enterprises involvement in a VIE.  The Company is not, currently, the primary beneficiary of any unconsolidated VIEs.  Further, this statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  Should the Company treat securitizations or re-securitizations as sales, it will analyze the transactions under the guidelines of SFAS 167 for consolidation.  This is effective for the Company on January 1, 2010.  Upon implementation and, as required by the standard, on an ongoing basis, the Company shall assess the applicability of this standard to its holdings and report accordingly.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  This is a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  The objective of this Statement is to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB.  After the effective date of this Statement, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  SFAS 168 revises the framework for selecting the accounting principles to be used in the preparation of consolidated financial statements that are presented in conformity with GAAP.  In doing so, the Codification will require the references within the Company’s consolidated financial statements be modified.  Additionally, although it is not the FASB’s intent to alter any guidance, certain modifications in verbiage may, indeed, require the Company to evaluate whether such modification would need to be accounted for as an “accounting change” or as a “correction of an error” in accordance with SFAS No. 154, Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”).  The Company shall assess the effect of this Standard which is effective for the Company’s interim and annual financial statements on September 30, 2009.

In October 2008, FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”), in response to the deterioration of the credit markets.  This FSP provides guidance clarifying how SFAS 157, should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  FAS 157-3 was effective upon issuance including prior periods for which financial statements have not been issued.  The implementation of FAS 157-3 did not have a material effect on the fair value of the Company’s assets as the Company intends to continue the methodologies used in previous quarters to value assets as defined under the original SFAS 157.

In October 2008 the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets”.  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”).  FAS 157-4 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  FAS 157-4 gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with SFAS 157.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  FAS 157-4 became effective for the Company on June 30, 2009.  FAS 157-4 had no material impact on the fair valuation of the investment securities owned by the Company.

Additionally, in conjunction with FAS 157-4, the FASB issued FAS 115-2 and FAS 124-2.  The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This, too, was as a result of the SEC mark-to-market study mandated under the EESA.  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The new guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity has the “intent to sell the debt security or, more likely than not, will be required to sell the debt security before its anticipated recovery.”  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the company does not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (“OCI”).  If the company intends to sell the security, or will be required to sell the security before its anticipated recovery, the full OTTI will be recognized in the statement of earnings.  FAS 115-2 and FAS 124-2 became effective for the Company on June 30, 2009.  The adoption of these rules did not result in a cumulative effect adjustment to retained earnings in the period of adoption but changed the manner that the Company evaluates investment securities for other-than-temporary impairments.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  SFAS 161 was effective and adopted by the Company on January 1, 2009.   The adoption of SFAS 161will increase footnote disclosure if the Company engages in hedging activities.

In January 2009, the FASB issued EITF 99-20-1 in an effort to provide a more consistent determination on whether other-than-temporary impairment has occurred for certain beneficial interests in securitized financial assets.  Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  For debt securities that are not within the scope of EITF 99-20-1, SFAS 115 continues to apply.  The objective of other-than-temporary impairment analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making other-than-temporary impairment decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  The Company’s non-Agency RMBS investments fall under the guidance of this EITF and as such, the Company assesses each security for other-than-temporary impairments based on estimated future cash flows.  This EITF became effective for the Company on December 31, 2008.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FAS 107-1 and APB 28-1”). The FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.   The adoption of FAS 107-1 and APB 28-1 increased footnote disclosure.  This FSP became effective for the Company on June 30, 2009.

3. Mortgage-Backed Securities

The following table represents the Company’s available-for-sale RMBS portfolio as of June 30, 2009 and December 31, 2008, at fair value.

	June 30, 2009		December 31, 2008
	Non-Agency RMBS	Agency RMBS	Non-Agency RMBS	Agency RMBS
	(dollars in thousands)
Principal value	$2,947,419	$1,827,573	$899,456	$233,976
Unamortized premium	2,253	65,890	2,105	6,350
Unamortized discount	(987,013)	-	(19,753)	-
Gross unrealized gain	34,560	8,306	5,665	2,036
Gross unrealized loss	(250,676)	(12,219)	(274,368)	-
Fair value	$1,746,543	$1,889,550	$613,105	$242,362

During the quarter ended June 30, 2009, the Company completed sales of RMBS with a carrying value of $75.3 million which resulted in a realized gain of approximately $9.3 million. During the quarter ended June 30, 2008 the Company had no sales of investments.

The following table presents the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Non-Agency RMBS	$671,557	$(82,411)	$483,190	$(168,265)	$1,154,747	$(250,676)
Agency RMBS	1,103,840	(12,219)	-	-	1,103,840	(12,219)
Total, June 30, 2009	$1,775,397	$(94,630)	$483,190	$(168,265)	$2,258,587	$(262,895)

Non-Agency RMBS	$595,112	$(274,368)	$-	$-	$595,112	$(274,368)
Agency RMBS	-	-	-	-	-
Total, December 31, 2008	$595,112	$(274,368)	$-	$-	$595,112	$(274,368)

The Company recorded a $6.5 million other-than-temporary impairment during the quarter on investments where the expected future cash flows of certain subordinated non-Agency RMBS were less than their amortized cost basis requiring credit impairment pursuant to EITF 99-20-1.  The OTTI charge was attributed to eight subordinate securities with an aggregate amortized cost prior to the impairment of $10.2 million.  Seven of the eight subordinate securities belong to one non-Agency pool that has recorded no delinquencies on the assets collateralizing the pool from its inception.  All securities for which OTTI impairment was recorded during the period are cash flowing as expected.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables summarize the Company’s RMBS at June 30, 2009 and December 31, 2008 according to their estimated weighted-average life classifications:

	June 30, 2009
	(dollars in thousands)
	Non-Agency RMBS		Agency RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$18,224	$16,871	$-	$-
Greater than one year and less than five years	1,037,971	1,210,743	1,761,731	1,765,541
Greater than five years	690,348	735,045	127,819	127,922
Total	$1,746,543	$1,962,659	$1,889,550	$1,893,463

	December 31, 2008
	(dollars in thousands)
	Non-Agency RMBS		Agency RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$-	$-	$-	$-
Greater than one year and less than five years	525,801	735,508	242,362	240,326
Greater than five years	87,304	146,300	-	-
Total	$613,105	$881,808	$242,362	$240,326

The weighted-average lives of the mortgage-backed securities at June 30, 2009 and December 31, 2008 in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security.  The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

The RMBS portfolio has the following characteristics at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Non-Agency RMBS	Agency RMBS	Non-Agency RMBS	Agency RMBs

Weighted average cost basis	66.59	103.61	98.01	102.71
Weighted average fair value	59.26	103.39	68.16	103.58
Weighted average coupon	5.84%	5.52%	5.97%	6.69%
Fixed-rate % of portfolio	20.8%	34.5%	1.3%	13.7%
Adjustable-rate % of portfolio	34.7%	-	51.2%	-
Weighted average yield on assets at period-end	14.85%	4.39%	6.69%	6.00%
Weighted average cost of funds at period-end	1.79%	0.49%	1.64%	0.55%
Weighted average 3 month CPR at period-end	16.0%	24.3%	12.5%	14.5%

The non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The investment securities contained in this portion of the portfolio have the following collateral characteristics at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008

Number of securities in portfolio		87		30
Weighted average loan age in months		29.7		22.1
Weighted average amortized loan to value		73.8%		74.2%
Weighted average FICO		714.7		717.5
Weighted average loan balance (in thousands)		439.4		394.3
Weighted average % owner occupied		81.6%		77.8%
Weighted average % single family residence		61.4%		54.8%
Weighted average current credit enhancement		16.0%		25.4%
Weighted average geographic concentration	CA	56.4%	CA	53.0%
	FL	14.4%	FL	10.6%
	NY	6.3%	AZ	8.2%
	AZ	5.2%	NV	5.6%
	NJ	4.1%	NJ	4.1%

4.  Securitized Loans Held for Investment

The following table represents the Company's securitized residential mortgage loans classified as held for investment at June 30, 2009 and December 31, 2008.  At June 30, 2009 approximately 56% of the Company’s securitized loans are adjustable rate mortgage loans and 44% are fixed rate mortgage loans.  All of the adjustable rate loans held for investment are hybrid ARMs.  Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.  The loans held for investment are carried at their principal balance outstanding less an allowance for loan losses:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Securitized mortgage loans, at principal balance	$533,623	$584,967
Less: allowance for loan losses	2,985	1,621
Securitized mortgage loans held for investment	$530,638	$583,346

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the quarter ended June 30, 2009 and the year ended December 31, 2008:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Balance, beginning of period	$1,855	$-
Provision for loan losses	1,130	1,621
Charge-offs	-	-
Balance, end of period	$2,985	$1,621

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses for the quarter ended June 30, 2009 was $3.0 million, representing 57 basis points of the principal balance of the Company’s securitized mortgage loan portfolio. The Company’s allowance for loan losses was $1.6 million for the year ended December 31, 2008, representing 28 basis points of the principal balance of the Company’s securitized loan portfolio.  At June 30, 2009, 1.05% of the securitized loans held for investment were greater than 60 days delinquent and 0.49% were in some stage of foreclosure.  As of December 31, 2008, 0.12% of the securitized loans held for investment were greater than 60 days delinquent and no loans were in foreclosure.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to fair value.

The following discussion describes the methodologies utilized by the Company to fair value its financial instruments by instrument class.

Short-term Instruments
The carrying value of cash and cash equivalents, accrued interest receivable, dividends payable, accounts payable, and accrued interest payable generally approximates estimated fair value due to the short term nature of these financial instruments.

Non-Agency and Agency RMBS
The Company determines the fair value of its investment securities utilizing a pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management performs a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.

During times of market dislocation, as has been experienced for some time, the observability of prices and inputs can be reduced for certain instruments.  If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined in good faith by the Company.  In addition, validating third party pricing for the Company’s investments may be more subjective as fewer participants may be willing to provide this service to the Company.  Illiquid investments typically experience greater price volatility as a ready market does not exist.  As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period.  A condition such as this can cause instruments to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 when the Company is unable to obtain third party pricing verification.

If at the valuation date, the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for other-than-temporary impairment in accordance FAS 115-2 and FAS 124-2, adopted by the Company April 1, 2009 and EITF 99-20-1.  Management evaluates the Company’s RMBS for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery, (4) and the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered other-than-temporary impairments are recognized in income and the cost basis of the assets is adjusted.

At June 30, 2009 and December 31, 2008, the Company has classified its RMBS as “Level 2”.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued at June 30, 2009 as follows:

	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency mortgage-backed securities	-	$1,746,543	-
Agency mortgage-backed securities	-	$1,889,550

As of the quarter ended June 30, 2009, the Company was able to obtain third party pricing verification for all assets classified as Level 2.  The classification of assets and liabilities by level remains unchanged at June 30, 2009, when compared to the previous quarter.   In the aggregate, the Company’s fair valuation of RMBS investments were 0.05% lower than the aggregated dealer marks.

Securitized Loans Held for Investment
The Company records securitized loans held for investment when it securitizes or re-securitizes assets and records the transaction as a “financing” pursuant to SFAS 140.  The Company carries securitized loans held for investment at principal value, plus premiums or discounts paid, less an allowance for loan losses.  The Company fair values its securitized loans held for investment by estimating future cash flows of the underlying assets.  The Company models each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

Repurchase Agreements
The Company records repurchase agreements at their contractual amounts including accrued interest payable.  Repurchase agreements are collateralized financing transactions utilized by the Company to acquire investment securities.  Due to the short term nature of these financial instruments the Company estimated the fair value of these repurchase agreements to be the contractual obligation plus accrued interest payable at maturity.

Securitized Debt
The Company records securitized debt for certificates or notes sold in securitization or re-securitization transactions treated as “financings” pursuant to SFAS 140.  The Company carries securitized debt at the principal balance outstanding on non-retained notes associated with its securitized loans held for investment plus premiums or discounts recorded with the sale of the notes to third parties.  The premiums or discounts associated with the sale of the notes or certificates are amortized over the life of the instrument.  The Company estimates the fair value of securitized debt by estimating the future cash flows associated with underlying assets collateralizing the secured debt outstanding.  The Company models each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Non-Agency RMBS	$1,962,659	$1,746,543	$881,808	$613,105
Agency RMBS	1,893,463	1,889,550	240,326	242,362
Securitized loans held for investment	530,638	489,376	583,346	577,893
Repurchase agreements	1,500,631	1,530,631	562,119	562,119
Securitized debt	442,782	463,136	488,743	510,796

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent the Company continues to refine its valuation methodologies. The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

6.  Repurchase Agreements

The Company had outstanding $1.5 billion and $562.1 million of repurchase agreements with weighted average borrowing rates of 0.59% and 1.43% and weighted average remaining maturities of 17 and 2 days as of June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009 and December 31, 2008, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.6 billion and $680.8 million, respectively.  The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and re-price accordingly.

At June 30, 2009 and December 31, 2008, the repurchase agreements collateralized by RMBS had the following remaining maturities:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Overnight	$-	$-
1 to 30 days	1,427,482	562,119
30 to 59 days	73,149	-
60 to 89 days	-	-
90 to 119 days	-	-
Greater than or equal to 120 days	-	-
Total	$1,500,631	$562,119

At June 30, 2009, the Company did not have an amount at risk greater than 10% of its equity with any counterparty.  At December 31, 2008 the Company had an amount at risk of approximately 29% of its equity with Annaly, an affiliate.

7.  Securitized Debt

All of the Company’s securitized debt is collateralized by residential mortgage loans.  For financial reporting purposes, the Company’s securitized debt is accounted for as a financing pursuant to SFAS 140.  Thus, the residential mortgage loans held as collateral are recorded in the assets of the Company as securitized loans held for investment and the securitized debt is recorded as a liability in the statement of financial condition.

The following table presents the estimated principal repayment schedule of the securitized debt held by the Company outstanding at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Within One Year	$40,344	$65,561
One to Three Years	74,818	112,745
Three to Five Years	38,335	85,955
Greater Than or Equal to Five Years	309,639	246,535
Total	$463,136	$510,796

Maturities of the Company’s securitized debt are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

As of June 30, 2009 and December 31, 2008, the Company had no off balance sheet credit risk.

At June 30, 2009, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $442.8 million.  The debt matures between the years 2016 and 2038.  At June 30, 2009, the debt carried a weighted average cost of financing equal to 5.64%, that is secured by residential mortgage loans of which approximately 44% of the remaining principal balance pays a fixed rate of 6.33% and 56% of the remaining principal balance pays at a variable rate of 5.64%.  At December 31, 2008, securitized debt collateralized by residential mortgage loans had a principal balance of $488.7 million.  At December 31, 2008, the debt carried a weighted average cost of financing equal to 5.55%, of which approximately 44% of the remaining principal balance is a fixed rate at 6.32% and 56% of the remaining principal balance at a variable rate of 5.65%.

8.  Common Stock

On May 27, 2009, the Company announced the sale of 168,000,000 shares of common stock at $3.22 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $519.3 million.  Immediately following the sale of these shares Annaly purchased 4,724,017 shares at the same price per share as the public offering, for proceeds of approximately $15.2 million. In addition, on June 1, 2009 the underwriters exercised the option to purchase up to an additional 25,200,000 shares of common stock to cover over-allotments for proceeds, less the underwriters’ discount, of approximately $77.9 million. These sales were completed on June 2, 2009.  In all, the Company raised net proceeds of approximately $612.4 million in these offerings.

On May 22, 2009, the Company filed an amendment to its Articles of Incorporation.  The Company’s Articles of Incorporation previously allowed the Company to issue up to a total of 550,000,000 shares of capital stock, par value $0.01 per share.  As of May 22, 2009, the Company had 472,401,769 shares of common stock issued and outstanding. To retain the ability to issue additional shares of capital stock, the Company has increased the number of shares it is authorized to issue to 1,100,000,000 shares consisting of 1,000,000,000 shares of common stock, $0.01 par value per common share, and 100,000,000 shares of preferred stock, $0.01 par value per preferred share.

On May 21, 2009, the Company declared dividends to common shareholders totaling $37.7 million or $0.08 per share, which were paid on July 31, 2009.

On April 15, 2009, the Company announced the sale of 235,000,000 shares of common stock at $3.00 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $674.8 million.  Immediately following the sale of these shares Annaly purchased 24,955,752 shares at the same price per share as the public offering, for proceeds of approximately $74.9 million. In addition, on April 16, 2009 the underwriters exercised the option to purchase up to an additional 35,250,000 shares of common stock to cover over-allotments for proceeds, less the underwriters’ discount, of approximately $101.3 million. These sales were completed on April 21, 2009.  In all, the Company raised net proceeds of approximately $850.9 in these offerings.

On October 24, 2008, the Company announced the sale of 110,000,000 shares of common stock at $2.25 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $237.9 million.  Immediately following the sale of these shares, Annaly purchased 11,681,415 shares at the same price per share as the public offering, for proceeds of approximately $26.3 million.  In addition, on October 28, 2008 the underwriters exercised the option to purchase up to an additional 16,500,000 shares of common stock to cover over-allotments for proceeds, less the underwriters’ discount, of approximately $35.8 million.  These sales were completed on October 29, 2008.  In all, the Company’s raised net proceeds of approximately $299.9 million.

There was no preferred stock issued or outstanding as of June 30, 2009 or December 31, 2008.

9.  Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors and employees of FIDAC and its affiliates, to stimulate their efforts towards the Company's continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The incentive plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards.  The specific award granted to each individual was based upon, in part, the individual’s position with FIDAC, the individual’s position with the Company, his or her contribution to the Company’s performance, market practices, as well as the recommendations of FIDAC.  The incentive plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of the Company’s common stock up to a ceiling of 53,626,063 shares.  There have been no additional incentive awards granted since January 2, 2008.

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of June 30, 2009, 205,350 shares have vested and 20,075 shares were forfeited or cancelled.  During the three months ended June 30, 2009, 32,225 shares vested and 928 shares were forfeited.

As of June 30, 2009, there was $19.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the long term incentive plan. That cost is expected to be recognized over a weighted-average period of 8.5 years. The total fair value of shares vested during the quarter ended June 30, 2009 was $111,176.

10.  Income Taxes

As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders and most states recognize REIT status as well.  During the quarter ended June 30, 2009 and year ended December 31, 2008, respectively, the Company recorded no income tax expense related to state and federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  During the quarter ended June 30, 2009 and the year ended December 31, 2008, the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income.

11.  Credit Risk and Interest Rate Risk

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

12.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.75% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC for the quarter ending June 30, 2009 and 2008 were $6.0 million and $2.2 million, respectively.

On October 13, 2008, the Company and FIDAC amended the management agreement to reduce the base management fee from 1.75% per annum to 1.50% per annum of the Company’s stockholders’ equity and provide that the incentive fees may be in cash or shares of the Company’s common stock, at the election of the Company’s board of directors.

On October 19, 2008, the Company and FIDAC further amended the management agreement to provide that the incentive fee be eliminated in its entirety and FIDAC receive only the management fee of 1.50% per annum of the Company’s stockholders’ equity.  From the Company’s inception to termination of the incentive fee in October 2008, the Company had not paid incentive fees.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC incurred in the operation of the Company.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.   FIDAC and the Company will modify this allocation methodology, subject to the Company’s board of directors’ approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  FIDAC has waived its right to request reimbursement from the Company of these expenses until such time as it determines to rescind that waiver.

During the quarter ended June 30, 2009, 32,225 shares of restricted stock issued by the Company to FIDAC’s employees vested, as discussed in Note 9.

In March 2008, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  As of June 30, 2009, the Company was financing $123.5 million under this agreement.  The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

13.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at June 30, 2009.

14.   Subsequent Events

On July 30, 2009, the Company transferred $1.5 billion in principal value of its RMBS to the JPMRT 2009-7 Trust in a re-securitization transaction.  In this transaction, the Company sold $166.3 million of AAA-rated fixed and floating rate bonds to third party investors and realized a gain on the sale of approximately $8.5 million.  The Company retained $690.6 million of AAA-rated bonds, $665.5 million in subordinated bonds and the owner trust certificate which provide credit support to the AAA-rated bonds, and intends to retain a substantial amount of these bonds and the owner trust certificate.  The bonds issued by the trust are collateralized by RMBS that have been transferred to the JPMRT 2009-7 Trust.  The Company has no remaining interests or obligation with regard to the underlying RMBS transferred to the trust and as such, has recorded in its Consolidated Statement of Financial Condition only the bonds and owner trust certificate it received at the close of the re-securitization.  The Company incurred approximately $4.0 million in issuance costs that were deducted from the proceeds of the transaction.  The Company intends to account for this transaction as a sale pursuant to SFAS 140.

As of August 7, 2009, under the Master Repurchase Agreement with Annaly, an affiliate, the Company was financing $389.7 million.  See Note 12 for a more detailed discussion of this agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	our projected financial and operating results;

•	our ability to maintain existing financing arrangements, obtain future financing arrangements and the terms of such arrangements;

•	general volatility of the securities markets in which we invest;

•
the implementation, timing and impact of, and changes to, various government programs, including the US Department of the Treasury’s plan to buy Agency residential mortgage-backed securities, the Term Asset-Backed Securities Loan Facility and the Public-Private Investment Program;

•	our expected investments;

•	changes in the value of our investments;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	rates of default or decreased recovery rates on our investments;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	availability of investment opportunities in real estate-related and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, the debt securities markets or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have elected and intend to qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2007.  Our targeted asset classes and the principal investments we expect to make in each are as follows:

•	RMBS, consisting of:

o	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

o	Agency RMBS

•	Whole mortgage loans, consisting of:

o	Prime mortgage loans

o	Jumbo prime mortgage loans

o	Alt-A mortgage loans

•	Asset Backed Securities, or ABS, consisting of:

o	Commercial mortgage-backed securities, or CMBS

o	Debt and equity tranches of CDOs

o	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

We completed our initial public offering on November 21, 2007.  In that offering and in a concurrent private offering we raised net proceeds of approximately $533.6 million.  We completed a second public offering and second private offering on October 29, 2008.  In these offerings we raised net proceeds of approximately $301.0 million.  During the second quarter 2009, we completed a third public offering and third private offering on April 21, 2009, and a fourth public offering and fourth private offering June 2, 2009.  In these offerings we raised net proceeds of approximately $851.0 million and $612.4 million, respectively, and we have completed investing these proceeds.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation.  We intend to achieve this objective by investing in a broad class of financial assets to construct an investment portfolio that is designed to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to maintain our exemption from the Investment Company Act of 1940, as amended, or the 1940 Act.

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio is weighted toward non-Agency RMBS.  We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.  In addition, we have engaged in and depending on market conditions, anticipate continuing to engage in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS.  We may also engage in similar transactions with non-Agency RMBS in which we would acquire AAA-rated non-Agency RMBS and re-securitize those securities.  We would sell some or all of the resulting AAA-rated RMBS and retain some of the AAA-rated RMBS and other subordinate bonds and interests.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment.  We will adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time.  We believe that our strategy, combined with FIDAC’s experience, will enable us to pay dividends and achieve capital appreciation throughout changing market cycles.  We expect to take a long-term view of assets and liabilities, and our reported earnings and mark-to-market valuations at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

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

Recent Developments

We commenced operations in November 2007 in the midst of challenging market conditions which affected the cost and availability of financing from the facilities with which we expected to finance our investments.  These instruments included repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper, (“ABCP”), and term CDOs.  The liquidity crisis which commenced in August 2007 affected each of these sources—and their individual providers—to different degrees; some sources generally became unavailable, some remained available but at a high cost, and some were largely unaffected.  For example, in the repurchase agreement market, non-Agency RMBS became harder to finance, depending on the type of assets collateralizing the RMBS.  The amount, term and margin requirements associated with these types of financings were also impacted.  At that time, warehouse facilities to finance whole loan prime residential mortgages were generally available from major banks, but at significantly higher cost and had greater margin requirements than previously offered.  It was also extremely difficult to term finance whole loans through securitization or bonds issued by a CDO structure.  Financing using ABCP froze as issuers became unable to place (or roll) their securities, which resulted, in some instances, in forced sales of mortgage-backed securities, or MBS, and other securities which further negatively impacted the market value of these assets.

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

Beginning in mid-February 2008, credit markets experienced a dramatic and sudden adverse change.  The severity of the limitation on liquidity was largely unanticipated by the markets.   Credit once again froze, and in the mortgage market, valuations of non-Agency RMBS and whole mortgage loans came under severe pressure.  This credit crisis began in early February 2008, when a heavily leveraged investor announced that it had to de-lever and liquidate a portfolio of approximately $30 billion of non-Agency RMBS.  Prices of these types of securities dropped dramatically, and lenders started lowering the prices on non-Agency RMBS that they held as collateral to secure the loans they had extended.  The subsequent failure in March 2008 of Bear Stearns & Co. worsened the crisis.  As the year progressed, deterioration in the fair value of our assets continued, we received and met margin calls under our repurchase agreements, which resulted in our obtaining additional funding from third parties, including from Annaly Capital Management, Inc., (“Annaly”), an affiliate, and taking other steps to increase our liquidity.

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

Subsequent to June 30, 2008, there were increased market concerns about Freddie Mac and Fannie Mae’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government.  In September 2008 Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.   A primary focus of this new legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of mortgage-backed securities to a modest amount through the end of 2009. It is currently planned for Fannie Mae and Freddie Mac to reduce gradually their mortgage-backed securities portfolios beginning in 2010.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Department of Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury, or the Treasury, and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the Treasury has initiated a temporary program to purchase RMBS issued by Fannie Mae and Freddie Mac.  Although the Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably diminished. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Mortgage-Backed Securities and could have broad adverse market implications.

Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted.  Based upon the further activity of the U.S. government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted.

The Emergency Economic Stabilization Act of 2008, or EESA, was enacted in October 2008.  The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of equity or preferred securities, residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress.  The EESA also provides for a program that would allow companies to insure their troubled assets.

The U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement.   Under the TALF, the Federal Reserve Bank of New York, or the FRBNY, provides non-recourse loans to borrowers to fund their purchase of eligible assets, which currently includes certain ABS but not RMBS or CMBS. On March 23, 2009, the U.S. Treasury announced preliminary plans to expand the TALF to include non-Agency RMBS and CMBS. On May 1, 2009, the Federal Reserve provided more of the details as to how TALF is to be expanded to newly issued CMBS and explained that beginning in June 2009, up to $100 billion of TALF loans will be available to finance purchases of CMBS created on or after January 1, 2009. In addition to the ability of newly issued CMBS to become collateral under the TALF, on May 19, 2009, the Federal Reserve provided details on the types of legacy CMBS that is eligible to become collateral under the TALF. To become eligible collateral under the TALF, the legacy CMBS must issued before January 1, 2009 and must be senior in payment priority to all other interests in the underlying pool of commercial mortgages meet certain other criteria designed to protect the Federal Reserve and the U.S. Treasury from credit risk. Both newly issued CMBS and legacy CMBS must have at least two triple-A ratings from DBRS, Fitch Ratings, Moody’s Investors Service, Realpoint, or Standard Poor’s and must not have a rating below triple-A from any of these rating agencies to become eligible collateral under the TALF. To date, neither the FRBNY nor the U.S. Treasury has announced how the TALF will be expanded to cover non-Agency RMBS.

In addition, on March 23, 2009, the U.S. Treasury, in conjunction with the Federal Deposit Insurance Corporation, or FDIC, and the Federal Reserve, announced the establishment of the Public-Private Investment Program, or PPIP. The PPIP is designed to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy. The PPIP is expected to be $500 billion to $1 trillion in size and has two primary components: the Legacy Securities Program and the Legacy Loan Program. Under the Legacy Securities Program, Legacy Securities Public-Private Investment Funds, or PPIFs, will be established to purchase from financial institutions certain non-Agency RMBS and CMBS that were originally rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. Under the Legacy Loan Program, Legacy Loan PPIFs will be established to purchase troubled loans (including residential and commercial mortgage loans) from insured depository institutions.

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

Credit Risk.  One of our strategic focuses is acquiring assets which we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low.  We retain the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio.  Additionally, some of our investments in RMBS may be qualifying interests for purposes of maintaining our exemption from the 1940 Act because we retain a 100% ownership interest in the underlying loans.  If we purchase all classes of these securitizations, we have the credit exposure on the underlying loans.  Prior to the purchase of these securities, we conduct a due diligence process that allows us to remove loans that do not meet our credit standards based on loan-to-value ratios, borrowers’ credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk.

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

As described above, there has been significant government action in the capital markets.  However, there can be no assurance that the government’s actions with respect to Freddie Mac and Fannie Mae, the EESA, the TARP, the TALF, the PPIP or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility.  To the extent the market does not respond favorably to these actions, or these actions do not function as intended, our business may not receive the anticipated positive impact from them.  In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  These accounting principles may require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our consolidated financial statements are based will be reasonable at the time made and based upon information available to us at that time.  At each quarter end, we calculate estimated fair value of the investment portfolio using a pricing model.  We validate our pricing model by obtaining independent pricing on all of our assets and performing a verification of those sources to our own internal estimate of fair value.  The following are our most critical accounting policies:

Mortgage Loan Sales and Securitizations

We periodically enter into transactions in which we sell financial assets, such as RMBS, mortgage loans and other assets.  We also securitize and re-securitize financial assets.  These transactions are recorded in accordance with Statement of Financial Account Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”) and are accounted for as either a “sale” and the loans held for investment are removed from the consolidated statements of financial condition or as a “financing” and are classified as “Securitized loans held for investment” on the Company’s consolidated statements of financial condition, depending upon the structure of the securitization transaction.  In these securitizations and re-securitizations we sometimes retain or acquire senior or subordinated interests in the securitized or re-securitized assets.  Gains and losses on such securitizations or re-securitizations are recognized using the guidance in SFAS 140 which is based on a financial components approach that focuses on control.  Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

We determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values.  The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, (“SFAS 140-3”).  SFAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives under SFAS 133.  SFAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply:  (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full  recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This FSP was effective for us as of January 1, 2009.  We meet the requirements of this FSP to treat repurchase financings as non-linked transactions and this FSP has no effect on financial reporting.

Valuation of Investments

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to overall fair value.

Non-Agency and Agency Mortgage-Backed Securities are valued using a pricing model.  The MBS pricing model incorporates such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps, and credit enhancement.  Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on each investment to validate the reasonableness of the valuations indicated by the pricing models.  The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security.

Although we utilize a pricing model to compute the fair value of the securities in our portfolio, we validate our fair values by seeking indications of fair value from third-party dealers and/or pricing services. The variability of fair value among dealers and pricing services can be wide at this time as full liquidity for the non-Agency market has yet to return.  In addition, there are fewer participants in the RMBS sector available to fair value investments.  For June 30, 2009, we received dealer marks on all of our securities.   In the aggregate, our internal valuations of the securities on which we received dealer marks were 0.05% lower than the aggregated dealer marks.

In October 2008, FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”), in response to the deterioration of the credit markets.  This FSP provides guidance clarifying how SFAS 157, should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  FAS 157-3 was effective upon issuance including prior periods for which financial statements have not been issued.  The implementation of FAS 157-3 did not have a material effect on the fair value of our assets as we intend to continue the methodologies used in previous quarters to value assets as defined under the original SFAS 157.

In October 2008 the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the US Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets”.  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”).  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The FSP gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with SFAS 157.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  FAS 157-4 became effective for us on June 30, 2009.

Additionally, in conjunction with FAS 157-4, the FASB issued FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition and Presentation of Other Than Temporary Impairments (“FAS 115-2 and FAS 124-2”).  The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (OTTI) on debt and equity securities in financial statements.  This, too, was as a result of the SEC mark-to-market study mandated under the EESA.  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The new guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity has the “intent to sell the debt security or, more likely than not, will be required to sell the debt security before its anticipated recovery.”  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If we do not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (OCI).  If we intend to sell the security, or will be required to sell the security before its anticipated recovery, the full OTTI will be recognized in the statement of earnings.  FAS 115-2 and FAS 124-2 became effective for us on June 30, 2009.  The adoption of these rules did not result in a cumulative effect adjustment to retained earnings in the period of adoption but changed the manner that we evaluate investment securities for other-than-temporary impairments.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”). The FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.   The adoption of FSP FAS 107-1 and APB 28-1 increased footnote disclosure.  This FSP became effective for us on June 30, 2009.

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

As of June 30, 2009 and December 31, 2008, we have classified the valuation of our RMBS as “Level 2” as described above.  There were no transfers between Levels 1, 2 and 3 between December 31, 2008 and June 30, 2009.

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

Non-Agency and Agency Residential Mortgage-Backed Securities

We invest in RMBS representing interests in obligations backed by pools of mortgage loans and carry those securities at fair value estimated using a pricing model.  Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management performs a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.  If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by FIDAC, then the asset will be valued at its fair value as determined in good faith by FIDAC.  In the current market, it may be difficult or impossible to obtain third party pricing on certain of our investments.   In addition, validating third party pricing for our investments may be more subjective as fewer participants may be willing to provide this service to us.  Moreover, the current market is more illiquid than in recent history for some of the investments we own.  Illiquid investments typically experience greater price volatility as a ready market does not exist.  As volatility increases or liquidity decreases, we may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), requires us to classify its investment securities as either trading investments, available-for-sale investments or held-to-maturity investments. We intend to hold its RMBS as available-for-sale and as such may sell any of its RMBS as part of its overall management of its portfolio.  All assets classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses included in other comprehensive income.

When the fair value of an available-for-sale security is less than its amortized cost for an extended period or there is a significant decline in value, we consider whether there is other-than-temporary impairment in the value of the security.  If, based on our analysis, a credit portion of other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment).  The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

We consider the following factors when determining other-than-temporary impairment for a security:

•	the length of time and the extent to which the market value has been less than the amortized cost;

•	and the financial condition and near-term prospects of the issuer;

•	the credit quality and cash flow performance of the security; and

•	whether we will be more likely than not required to sell the investment before the expected recovery.

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

In June 2009, the FASB issued SFAS No.166, Accounting for Transfers of Financial Assets (“SFAS 166”), which amends the de-recognition guidance in SFAS 140.  SFAS 166 eliminates the concept of a Qualified Special Purpose Entity (“QSPE”) and eliminates the exception from applying FIN 46R.   Additionally, this Statement clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor has surrendered control over transferred financial assets.   That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer.   This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Under this statement, when the transfer of financial assets are accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer.  This includes any retained beneficial interest.  The implementation of this standard materially affects the securitization process in general, as it eliminates off-balance sheet transactions when an entity retains any interest in or control over assets transferred in this process.  However, we do not believe the implementation of this standard will materially affect our reporting as we have no off-balance sheet transactions nor any unconsolidated QSPEs.  The effective date for SFAS 166 is January 1, 2010.

In conjunction with SFAS 166, FASB issued SFAS No. 167, Amendments to FIN 46R (“SFAS 167”).  This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.   With the removal of the QSPE exemption, established QSPE’s must be evaluated for consolidation under this statement.  This statement requires enhanced disclosures to provide users of financial statements with more transparent information about and enterprises involvement in a VIE.  We are not, currently, the primary beneficiary of any unconsolidated VIEs.  Further, this statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  Should we treat securitizations as sales in the future, we will analyze the transactions under the guidelines of SFAS 167 for consolidation.  The effective date for SFAS 167 is January 1, 2010.  Upon implementation and, as required by the standard, on an ongoing basis, we shall assess the applicability of this standard to our holdings and report accordingly.

Interest Income

Interest income on RMBS and loans held for investment is recognized over the life of the investment using the effective interest method as described by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), for securities of high credit quality and Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FSP EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue 99-20 (“EITF 99-20-1”), for all other securities.  Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

In January 2009, the FASB issued EITF 99-20-1. EITF 99-20-1 was issued in an effort to provide a more consistent determination on whether an other-than-temporary impairment has occurred for certain beneficial interests in securitized financial assets.  Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flow and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  For debt securities that are not within the scope of EITF 99-20-1, SFAS 115 continues to apply.  The objective of other-than-temporary impairment analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making an other-than-temporary impairment decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  Our non-Agency RMBS investments fall under the guidance of this EITF and as such we assess each security for other-than-temporary impairments based on estimated future cash flows.  This EITF became effective for us on December 31, 2008.

Accounting For Derivative Financial Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We intend to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. If we hedge using interest rate swaps we account for these instruments as free-standing derivatives.  Accordingly, they are carried at fair value with realized and unrealized gains and losses recognized in earnings.

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  SFAS 161 was effective and adopted by us on January 1, 2009.   The adoption of SFAS 161 will increase footnote disclosure if we engage in hedging activities.

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

Allowance for Probable Credit Losses

We have established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent probable losses related to our loan portfolio.  The estimate is based on a variety of factors including current economic conditions, industry loss experience, the loan originator’s loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing  appreciation or depreciation and whether specific geographic areas where we have significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of the pools of loans, we obtained written representations and warranties from the sellers that we could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards.  While we have little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses.  We also performed due diligence procedures on a sample of loans that met its criteria during the purchase process.  We have created an unallocated provision for probable loan losses estimated as a percentage of the remaining principal on the loans.  Management’s estimate is based on historical experience of similarly underwritten pools.

When we determine it is probable that specific contractually due amounts are uncollectible, the amount is considered impaired.  Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral, reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses.

Income Taxes

We have elected and intend to qualify to be taxed as a REIT.  Therefore we will generally not be subject to corporate federal or state income tax to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests.

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

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using our taxable income as opposed to net income reported on the consolidated financial statements.  Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was effective for us upon inception and its effect continues not to be material.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165").  SFAS 165 establishes general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. We adopted SFAS 165 effective June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements. We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, which is August 10, 2009.

Financial Condition

At June 30, 2009, our portfolio consisted of $1.7 billion of non-Agency RMBS, $1.9 billion of Agency RMBS and $530.6 million of securitized mortgage loans.

The following table summarizes certain characteristics of our portfolio at the quarters ended June 30, 2009 and 2008 and quarter ended March 31, 2009.

	For the Quarter Ended June 30, 2009	For the Quarter Ended June 30, 2008	For the Quarter Ended March 31, 2009
	(dollars in thousands)

Interest earning assets at period-end	$4,166,730	$1,880,249	$1,651,687
Interest bearing liabilities at period-end	$1,943,413	$1,413,486	$1,033,094
Leverage at period-end	1.0:1	3.6:1	2.4:1

Portfolio Composition:
Non-Agency MBS	55.5%	61.8%	54.2%
Agency MBS	34.5%	-	17.4%
Residential mortgage	-	7.7%	-
Loans collateralizing secured debt	10.0%	30.5%	28.4%
Fixed-rate % of portfolio	59.7%	20.0%	35.8%
Adjustable-rate % of portfolio	40.3%	80.0%	64.2%
Annualized yield on average earning assets during the period	6.83%	6.18%	6.44%
Annualized cost of funds on average borrowed funds during the period	2.40%	5.53%	3.48%
Weighted average yield on assets at period-end	10.29%	6.18%	7.21%
Weighted average cost of funds at period-end	1.78%	5.35%	3.57%

The following tables summarize certain characteristics of each asset class in our portfolio at June 30, 2009 and December 31, 2008:

June 30, 2009	Non-Agency Mortgage- Backed Securities	Agency Mortgage-Backed Securities	Secured Loans

Weighted average cost basis	66.59	103.61	101.02
Weighted average fair value (1)	59.26	103.39	101.02
Weighted average coupon	5.84%	5.52%	5.94%
Fixed-rate % of portfolio	20.8%	34.5%	4.4%
Adjustable-rate % of portfolio	34.7%	-	5.6%
Weighted average yield on assets at period-end	14.85%	4.39%	5.24%
Weighted average cost of funds at period-end	1.79%	0.49%	5.64%
Weighted average 3 month CPR at period-end (2)	16.0%	24.3%	21.2%

December 31, 2008	Non-Agency Mortgage- Backed Securities	Agency Mortgage-Backed Securities	Secured Loans

Weighted average cost basis	98.01	102.71	101.03
Weighted average fair value (1)	68.16	103.58	101.03
Weighted average coupon	5.97%	6.69%	5.95%
Fixed-rate % of portfolio	1.3%	13.7%	15.0%
Adjustable-rate % of portfolio	51.2%	-	18.8%
Weighted average yield on assets at period-end	6.69%	6.00%	4.73%
Weighted average cost of funds at period-end	1.64%	0.55%	5.55%
Weighted average 3 month CPR at period-end (2)	12.5%	14.5%	7.8%
(1)   Secured loans are carried at amortized cost.
(2)   Represents the estimated percentage of principal that will be prepaid over the next three months based on historical principal paydowns.

The table below summarizes our RMBS investments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Non-agency RMBS	Agency RMBS	Non-agency RMBS	Agency RMBS
	(dollars in thousands)
Principal value	$2,947,419	$1,827,573	$899,456	$233,976
Unamortized premium	2,253	65,890	2,105	6,350
Unamortized discount	(987,013)	-	(19,753)	-
Gross unrealized gain	34,560	8,306	5,665	2,036
Gross unrealized loss	(250,676)	(12,219)	(274,368)	-
Fair value	$1,746,543	$1,889,550	$613,105	$242,362

As of June 30, 2009, the RMBS in our portfolio were purchased at a net discount to their par value.  Our RMBS had a weighted average amortized cost of 80.8% and 99.0% at June 30, 2009 and December 31, 2008, respectively.

Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 38 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of June 30, 2009, the average final contractual maturity of the RMBS portfolio is 29 years, and as of December 31, 2008, it was 30 years.  The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models.  Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over a period of time.  We calculate average CPR on a quarterly basis based on historical principal paydowns. As interest rates rise, the rate of re-financings typically declines, which we expect may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of re-financings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR.

After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the portfolio is an increase of 0.8% and the weighted average maximum lifetime increases and decreases for the portfolio are 8.2%.

The following tables summarize our RMBS according to their estimated weighted average life classifications at June 30, 2009 and December 31, 2008:

	June 30, 2009
	(dollars in thousands)
	Non-Agency RMBS		Agency RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$18,224	$16,871	$-	$-
Greater than one year and less than five years	1,037,971	1,210,743	1,761,731	1,765,541
Greater than five years	690,348	735,045	127,819	127,922
Total	$1,746,543	$1,962,659	$1,889,550	$1,893,463

	December 31, 2008
	(dollars in thousands)
	Non-Agency RMBS		Agency RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$-	$-	$-	$-
Greater than one year and less than five years	525,801	735,508	242,362	240,326
Greater than five years	87,304	146,300	-	-
Total	$613,105	$881,808	$242,362	$240,326

Results of Operations for the Quarters and Six Months Ended June 30, 2009 and 2008.

Net Income/Loss Summary

           Our net income for the quarter ended June 30, 2009 was $51.6 million, or $0.10 per share. Our net income was generated primarily by interest income on our portfolio.  Our net income for the quarter ended June 30, 2008 was $33.9 million, or $0.87 per share.  We attribute the decrease in our net income per share for the quarter ended June 30, 2009 as compared to June 30, 2008 to the unrealized gain on our interest rate swaps recorded during the second quarter 2008.  Our income for the second quarter 2008 consisted primarily of interest income and unrealized gains on interest rate swaps.

Our net income for the six months ended June 30, 2009 was $70.5 million, or $0.21 per share.  Our net income was generated primarily by interest income on our portfolio.  Our net loss for the six months ended June 30, 2008 was $21.0 million or ($0.54) per share.  We attribute the net loss for the six months ended June 30, 2008 primarily to unrealized losses on our interest rate swaps due to fair value adjustments and realized losses on sales of investments.

The table below presents the net income/loss summary for the quarters and six months ended June 30, 2009 and 2008:

Net Income/Loss Summary
(dollars in thousands, except for share and per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net Interest income:
Interest income	$65,077	$29,951	$93,084	$58,145
Interest expense	8,313	20,025	17,355	34,047
Net interest income	56,764	9,926	75,729	24,098

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(8,575)	-	(8,575)	-
Non-credit portion of loss recognized in other comprehensive income	2,080	-	2,080	-
Net other-than-temporary impairment losses included in income	(6,495)	-	(6,495)	-

Other gains (losses):
Unrealized gains (losses) on interest rate swaps	-	25,584	-	(5,909)
Realized gains (losses) on sales of investments, net	9,321	1,644	12,948	(31,174)
Realized gains on terminations of interest rate swaps	-	123	-	123
Total other gains (losses)	9,321	27,351	12,948	(36,960)

Net investment income (expense)	59,590	37,277	82,182	(12,862)

Other expenses:
Management fee	5,955	2,228	8,539	4,455
Provision for loan losses	1,130	(15)	1,363	1,164
General and administrative expenses	861	1,167	1,766	2,555
Total other expenses	7,946	3,380	11,668	8,174

Income (loss) before income taxes	51,644	33,897	70,514	(21,036)
Income tax	-	-	1	3
Net income (loss)	$51,644	$33,897	$70,513	$(21,039)

Net income (loss) per share – basic and diluted	$0.10	$0.87	$0.21	$(0.54)
Weighted average number of shares outstanding – basic and diluted	503,110,132	38,999,850	341,053,858	38,995,096

Comprehensive income (loss):
Net income (loss)	$51,644	$33,897	$70,513	$(21,039)
Other comprehensive income (loss):
Unrealized gain (loss) on available- for-sale securities	39,501	(58,051)	53,092	(146,308)
Reclassification adjustment for net losses included in net income for other-than- temporary impairments	6,495	-	6,495	-
Reclassification adjustment for realized (gains) losses included in net income	(9,321)	(1,644)	(12,948)	31,174
Other comprehensive income (loss)	36,675	(59,695)	46,639	(115,134)
Comprehensive income (loss)	$88,319	$(25,798)	$117,152	$(136,173)

See notes to consolidated financial statements.

Interest Income and Average Earning Asset Yield

We had average earning assets of $3.8 billion and $1.9 billion for the quarters ended June 30, 2009 and 2008, and $2.8 billion and $1.7 billion for the six months ended June 30, 2009 and 2008, respectively.  Our interest income was $65.1 million and $30.0 million for the quarters ended June 30, 2009 and 2008 and $93.1 million and $58.1 million for the six months ended June 30, 2009 and 2008, respectively.  Our interest income increase resulted from the increase in our interest earning assets which followed our 2009 secondary offerings.  The annualized yield on our portfolio was 6.83% and 6.18% for the quarters ended June 30, 2009 and 2008 and 6.70% and 6.38% for the six months ended June 30, 2009 and 2008, respectively.  The increase in the annualized yield is attributed to the purchase of higher yielding assets with the proceeds from our 2009 secondary offerings.

Interest Expense and the Cost of Funds

Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $1.4 billion and $1.5 billion and total interest expense of $8.3 million and $20.0 million for the quarters ended June 30, 2009 and 2008, respectively.  We had average borrowed funds of $1.2 billion and $1.4 billion and total interest expense of $17.4 million and $34.0 million for the six months ended June 30, 2009 and 2008, respectively.  Our annualized cost of funds was 2.40% and 5.53% for the quarters ended June 30, 2009 and 2008, and 2.86% and 4.91% for the six months ended June 30, 2009 and 2008, respectively.  The decline in interest expense is related to a decrease in the borrowing rates for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008, the decrease in borrowed funds, and the termination of interest rate swaps.

The table below shows our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the quarters ended June 30, 2009, March 31, 2009, year ended December 31, 2008, the quarters ended December 31, 2008, September 30, 2008, and June 30, 2008.

Average Cost of Funds
(Ratios have been annualized, dollars in thousands)

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six-Month LIBOR	Average One- Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR
For the quarter ended June 30, 2009	$1,386,535	$8,313	2.40%	0.37%	1.39%	(1.02%)	2.03%	1.01%
For the quarter ended March 31, 2009	$1,038,460	$9,042	3.48%	0.46%	1.74%	(1.28%)	3.02%	1.74%
For the year ended December 31, 2008	$1,304,873	$60,544	4.64%	2.68%	3.06%	(0.38%)	1.96%	1.58%
For the quarter ended December 31, 2008	$1,105,239	$10,954	3.96%	2.23%	2.94%	(0.71%)	1.73%	1.02%
For the quarter ended September 30, 2008	$1,339,531	$15,543	4.64%	2.62%	3.19%	(0.57%)	2.02%	1.45%
For the quarter ended June 30, 2008	$1,449,567	$20,025	5.53%	2.59%	2.93%	(0.34%)	2.94%	2.60%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $56.8 million and $9.9 million for the quarters ended June 30, 2009 and 2008, and $75.7 million and $24.1 million for the six months ended June 30, 2009 and 2008, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 4.43% and 0.65% for the quarters ended June 30, 2009 and 2008 and 3.84% and 1.47% for the six months ended June 30, 2009 and 2008, respectively.  We attribute the increase in net interest income and net interest spread to the decline in the interest rates at which we borrow funds, the purchase of higher yielding assets following our 2009 secondary offerings, and the termination of interest rate swaps.

The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended June 30, 2009, March 31, 2009, the year ended December 31, 2008, the quarter ended December 31, 2008, September 31, 2008 and June 30, 2008.

Net Interest Income
(Ratios have been annualized, dollars in thousands)

	Average Earning Assets Held	Interest Earned on Assets	Yield on Average Interest Earning Assets	Average Debt Balance	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
For the quarter ended June 30, 2009	$3,812,897	$65,077	6.83%	$1,386,535	$8,313	2.40%	$56,764	4.43%
For the quarter ended March 31, 2009	$1,739,767	$28,007	6.44%	$1,038,460	$9,042	3.48%	$18,965	2.96%
For the year ended December 31, 2008	$1,711,705	$102,093	5.96%	$1,304,873	$60,544	4.64%	$44,715	1.32%
For the quarter ended December 31, 2008	$1,621,205	$23,254	5.74%	$1,105,239	$10,954	3.96%	$12,702	1.78%
For the quarter ended September 30, 2008	$1,751,748	$23,419	5.35%	$1,339,531	$15,543	4.64%	$7,915	0.71%
For the quarter ended June 30, 2008	$1,917,969	$29,630	6.18%	$1,449,567	$20,025	5.53%	$9,926	0.65%

Gains and Losses on Sales of Assets

During the quarter ended June 30, 2009, we sold assets with a carrying value of $84.6 million which resulted in a net gain of approximately $9.3 million.  For the quarter ended June 30, 2008, there were no asset sales.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $6.0 million and $2.2 million for the quarters ended June 30, 2009 and 2008, and $8.5 million and $4.5 million for the six months ended June 30, 2009 and 2008, respectively.  The management fee is based on stockholder’s equity and the increase in the management fee for the quarter ended June 30, 2009 resulted from the increase in the Company’s stockholders’ equity at the completion of its secondary offerings of common stock during the period.

General and administrative (or G&A) expenses were $2.0 million and $1.2 million for the quarters ended June 30, 2009 and 2008 and $3.1million and $3.7 million for the six months ended June 30, 2009 and 2008, respectively.   G&A expenses increased during the period due to an increase in the Company’s loan loss provision.

Total expenses as a percentage of average total assets were 1.08% and 0.70% for the quarters ended June 30, 2009 and 2008 and 1.03% and 0.84% for the six months ended June 30, 2009 and 2008, respectively.  The increase in total expenses as a percentage of average total assets is the result of an increase in the loan loss provision recorded and an increase in the investment management fee at June 30, 2009.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended June 30, 2009, March 31, 2009, for the year ended December 31, 2008, the quarters ended December 31, 2008, September 30, 2008, and June 30, 2008.

Management Fee and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Average Total Assets	Total Management Fee and G&A Expenses/Average Equity
For the quarter ended June 30, 2009	$7,946	1.08%	2.67%
For the quarter ended March 31, 2009	$3,722	0.94%	3.51%
For the year ended December 31, 2008	$14,027	0.85%	3.50%
For the quarter ended December 31, 2008	$3,918	1.10%	4.78%
For the quarter ended September 30, 2008	$1,934	0.46%	2.46%
For the quarter ended June 30, 2008	$3,380	0.70%	3.35%

Net Income (Loss) and Return on Average Equity

Our net income was $51.6 million and $33.9 million and $70.5 million for the quarters ended June 30, 2009 and June 30, 2008 and the six months ended June 30, 2009, respectively.   Our net loss was $21.0 million for the six months ended June 30, 2008.  The table below shows our net interest income, gain (loss) on sale of assets, unrealized gains (loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarter ended June 30, 2009, March 31, 2009, the year ended December 31, 2008, the quarter ended December 31, 2008, September 31, 2008 and June 30, 2008.  Our return on average equity decreased from 33.60% for the quarter ended June 30, 2008 to 17.36% for the quarter ended June 30, 2009 primarily due to the absence of unrealized gains on interest rate swaps that were recorded in the first quarter of 2008.

Components of Return on Average Equity
(Ratios have been annualized)

	Net Interest Income/ Average Equity	Gain/(Loss) on Sale of Investments and Other Than- Temporary Impairments /Average Equity	Unrealized Gain/(Loss) on Interest Rate Swaps/Average Equity	Total Expenses/ Average Equity	Income Tax/Average Equity	Return on Average Equity
For the quarter ended June 30, 2009	19.08%	3.13%	0.00%	(2.67%)	-	17.36%
For the quarter ended March 31, 2009	17.91%	3.42%	0.00%	(3.51%)	-	17.82%
For the year ended December 31, 2008	11.17%	(38.64%)	1.04%	(3.50%)	-	(29.93%)
For the quarter ended December 31, 2008	15.50%	-	-	(4.78%)	-	10.72%
For the quarter ended September 30, 2008	10.07%	(157.28%)	12.81%	(2.46%)	(0.02%)	(136.88%)
For the quarter ended June 30, 2008	9.84%	1.75%	25.36%	(3.35%)	-	33.60%

REIT Taxable Income Per Share

Reconciliation of non-GAAP financial measurements to GAAP financial measurements

As a REIT, we are required to distribute to our shareholders substantially all of our REIT taxable earnings in the form of dividends. Taxable earnings per share is a meaningful financial measurement for investors and management in assessing our performance. A reconciliation of REIT taxable income per share to GAAP EPS (basic) follows:

GAAP net income per share is the measure that is most directly related to REIT taxable income per share.  REIT taxable income per share is a non-GAAP measurement that adjusts GAAP net income per share for items excluded from REIT taxable income.  As a REIT, we are required to distribute to our shareholders substantially all of our REIT taxable income in the form of dividends.  Since it relates to the dividends we are required to declare, we believe REIT taxable earnings per share is a meaningful financial measurement for investors and management in assessing our performance.  Items that are typically included in GAAP net income that are excluded from REIT taxable income are unrealized gains and losses included in net income, losses on sales of investments to the extent they exceed gains on sales of investments, and book versus tax amortization adjustments.

A reconciliation of REIT taxable income per share to GAAP EPS (basic) follows:

	For the quarter ended June 30, 2009	For the year ended December 31, 2008
GAAP income (loss) per share	$0.10	$(1.90)
Realized (gain) loss on sale of investments	(0.02)	2.45
Unrealized loss on interest rate swaps	-	0.07
Other-than-temporary credit impairments	0.01	-
REIT taxable income per share	$0.09	$0.62

The computation of realized gains and losses per share is the quotient of realized gains and losses on sales of investments and the weighted average number of shares outstanding-basic and diluted as presented in the Consolidated Statements of Operations and Comprehensive Income.

The computation of unrealized gains and losses on interest swaps per share is the quotient of unrealized gains and losses on interest rate swaps and the weighted average number of shares outstanding-basic and diluted as presented in the Consolidated Statements of Operations and Comprehensive Income.

The computation of other-than-temporary credit impairments per share is the quotient of other-than-temporary credit impairments and the weighted average number of shares outstanding-basic and diluted as presented in the Consolidated Statements of Operations and Comprehensive Income

The taxable earnings per share computation does not include the impact of realized losses on sales of investments to the extent they exceed realized gains on sales of investments.  This exclusion may not fully represent the results of all operations during the period.

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

We held cash and cash equivalents of approximately $13.1 million and $27.5 million at June 30, 2009 and December 31, 2008, respectively.  Our cash and cash equivalents declined as we utilized cash balances to repay short term repurchase agreements.

Our operating activities provided net cash of approximately $24.4 million and $7.6 million for the quarters ended June 30, 2009 and 2008 and $38.2 million and $15.6 million for the six months ended June 30, 2009 and 2008, respectively.

Our investing activities used net cash of $2.4 billion and $13.1 million for the quarters ended June 30, 2009 and June 30, 2008 and $2.4 billion and $1.1 billion for the six months ended June 30, 2009 and 2008, respectively.   During the quarter ended June 30, 2009 we utilized cash to purchase $2.6 billion in RMBS and which were offset by proceeds from asset sales that provided approximately $84.6 million as compared to the purchase of $258.8 million of residential mortgage loans offset by residential mortgage loan sales that provided approximately $90.7 million for the quarter ended June 30, 2008.

Our financing activities provided net cash of $2.4 billion and utilized $36.0 million for the quarters ended June 30, 2009 and June 30, 2008.  Our financing activities provided net cash of $2.4 billion and $1.1 billion for the six months ended June 30, 2009 and June 30, 2008. We expect to continue to borrow funds in the form of repurchase agreements as well as other types of financing.  As of June 30, 2009, we had $123.5 million outstanding under our repurchase agreement with Annaly collateralized by our RMBS with weighted average borrowing rates of 1.78% and weighted average remaining maturities of 7 days.  The RMBS pledged as collateral under the repurchase agreement with Annaly had an estimated fair value of $183.0 million at June 30, 2009.  The interest rates of the repurchase agreement with Annaly are generally indexed to the one-month LIBOR rate and re-price accordingly.

At June 30, 2009 and 2008, the repurchase agreements for RMBS had the following remaining maturities:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Overnight	$-	$-
1 to 30 days	1,427,482	562,119
30 to 59 days	73,149	-
60 to 89 days	-	-
90 to 119 days	-	-
Greater than or equal to 120 days	-	-
Total	$1,500,631	$562,119

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

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  However, our master repurchase agreements may require us to maintain certain debt-to-equity ratios.  At June 30, 2009, our total debt was approximately $1.9 billion which represented a debt-to-equity ratio of 1.0:1.

Stockholders’ Equity

During the quarter ended June 30, 2009, we declared dividends to common shareholders totaling $37.7 million, or $0.08 per share, all of which were paid on July 31, 2009.  During the year ended December 31, 2008, we declared dividends to common shareholders totaling $28.9 million, or $0.62 per share.

On April 15, 2009, we announced the sale of 235,000,000 shares of common stock at $3.00 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $674.8 million.  Immediately following the sale of these shares Annaly purchased 24,955,752 shares at the same price per share as the public offering, for proceeds of approximately $74.9 million. In addition, on April 16, 2009 the underwriters exercised the option to purchase up to an additional 35,250,000 shares of common stock to cover over-allotments for proceeds, less the underwriters’ discount, of approximately $101.3 million. These sales were completed on April 21, 2009.  In all, we raised net proceeds of approximately $850.9 in these offerings.

On May 27, 2009, we announced the sale of 168,000,000 shares of common stock at $3.22 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $519.3 million.  Immediately following the sale of these shares Annaly purchased 4,724,017 shares at the same price per share as the public offering, for proceeds of approximately $15.2 million. In addition, on June 1, 2009 the underwriters exercised the option to purchase up to an additional 25,200,000 shares of common stock to cover over-allotments for proceeds, less the underwriters’ discount, of approximately $77.9 million. These sales were completed on June 2, 2009.  In all, we raised net proceeds of approximately $612.4 million in these offerings.

There was no preferred stock issued or outstanding as of June 30, 2009 or December 31, 2008.

Related Party Transactions

Management Agreement

On November 15, 2007, we entered into a management agreement with FIDAC, pursuant to which FIDAC is entitled to receive a management fee and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement.  Such fees and expenses do not have fixed and determinable payments.  The management fee is payable quarterly in arrears in an amount equal to 1.50% per annum, calculated quarterly, of our stockholders’ equity (as defined in the management agreement).  FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.  The management fee will be reduced, but not below zero, by our proportionate share of any CDO management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs.

Financing Arrangements with Annaly

In March 2008, we entered into a RMBS repurchase agreement with Annaly.  This agreement contains customary representations, warranties and covenants contained in such agreements.  As of June 30, 2009, we had $123.5 million outstanding under the agreement with a weighted average borrowing rate of 1.78%.

Restricted Stock Grants

During the quarter ended June 30, 2009, 32,225 shares of restricted stock we had awarded to our Manager’s employees vested and 928 shares were forfeited or cancelled.  We did not grant any incentive awards during the quarter ended June 30, 2009.

At June 30, 2009 there are approximately 1.1 million unvested shares of restricted stock issued to employees of FIDAC.  For the quarter ended June 30, 2009, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $111,176.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2009.

	(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$1,500,631	$-	-	-	$1,500,631
Securitized debt	40,344	74,818	38,335	309,639	463,136
Interest expense on RMBS repurchase agreements(1)	384	-	-	-	384
Interest expense on securitized debt(1)	24,458	42,531	35,087	129,802	231,878
Total	$1,565,817	$117,349	$73,422	$439,441	$2,196,029
(1) Interest is based on variable rates in effect as of June 30, 2009.

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

Capital Resources

At June 30, 2009, we had no material commitments for capital expenditures.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Credit Risk

We are subject to credit risk in connection with our investments and face more credit risk on assets we own which are rated below ‘‘AAA’’. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics. FIDAC uses a comprehensive credit review process. FIDAC’s analysis of loans includes borrower profiles, as well as valuation and appraisal data. FIDAC uses compensating factors such as liquid assets, low loan to value ratios and job stability in evaluating loans.  FIDAC’s resources include a proprietary portfolio management system, as well as third party software systems. FIDAC utilizes a third party due diligence firm to perform an independent underwriting review to insure compliance with existing guidelines. FIDAC selects loans for review predicated on risk-based criteria such as loan-to-value, borrower’s credit score(s) and loan size. FIDAC also outsources underwriting services to review higher risk loans, either due to borrower credit profiles or collateral valuation issues. In addition to statistical sampling techniques, FIDAC creates adverse credit and valuation samples, which we individually review. FIDAC rejects loans that fail to conform to our standards. FIDAC accepts only those loans which meet our underwriting criteria. Once we own a loan, FIDAC’s surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. Additionally, the non-Agency RMBS and other ABS which we acquire for our portfolio are reviewed by FIDAC to ensure that they satisfy our risk based criteria. FIDAC’s review of non-Agency RMBS and other ABS includes utilizing its proprietary portfolio management system. FIDAC’s review of non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on non-Agency RMBS and other ABS present.

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

Interest Rate Cap Risk

We also invest in adjustable-rate mortgage loans and RMBS. These are mortgages or RMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate mortgage loans and RMBS would effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in an RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate mortgages or RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisitions of hybrid adjustable-rate mortgages and RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and RMBS. Thus, in most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-Q.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2009 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
-75 Basis Points	6.88%	(14.28%)
-50 Basis Points	5.15%	(15.29%)
-25 Basis Points	3.44%	(16.30%)
Base Interest Rate	-	-
+25 Basis Points	(0.97%)	(18.30%)
+50 Basis Points	(1.58%)	(19.30%)
+75 Basis Points	(2.19%)	(20.30%)

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

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS 115. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, prepayment speeds, market liquidity, credit quality, and other factors.  Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.  As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted.  If we are unable to readily obtain independent pricing to validate our estimated fair value of securities in the portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

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

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage our risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our RMBS and our financings;

•	attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our investments and our borrowings;

•
using securitization financing to lower average cost of funds relative to short-term financing vehicles further allowing us to receive the benefit of attractive terms for an extended period of time in contrast to short term financing and maturity dates of the investments included in the securitization; and

•
actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our investments and the interest rate indices and adjustment periods of our financings.

           Our efforts to manage our assets and liabilities are concerned with the timing and magnitude of the re-pricing of assets and liabilities.  We attempt to control risks associated with interest rate movements.  Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity “gap”, which is the difference  between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities.  A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.  Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2009.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
	(dollars in thousands)
Rate sensitive assets	$3,488,353	$32,523	$1,055,163	$727,197	$5,303,236
Cash equivalents	13,121	-	-	-	13,121
Total rate sensitive assets	3,501,474	32,523	1,055,163	727,197	5,316,357

Rate sensitive liabilities, with the effect of swaps	1,500,631	-	-	463,136	1,963,767

Interest rate sensitivity gap	$2,000,843	$32,523	$1,055,163	$264,061	$3,352,590

Cumulative rate sensitivity gap	$2,000,843	$2,033,366	$3,088,529	$3,352,590

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	38%	38%	58%	63%

Our analysis of risks is based on FIDAC’s experience, estimates, models and assumptions.  These analyses rely on models which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by FIDAC may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this report.  These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continued adverse developments in the broader residential mortgage market may adversely affect the value of the assets in which we invest.

In 2008 and so far in 2009, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with RMBS, residential mortgage loans, real estate-related securities and various other asset classes in which we invest. As a result, values for RMBS, residential mortgage loans, real estate-related securities and various other asset classes in which we invest have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of our investments.

Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The RMBS in which we invest are classified for accounting purposes as available-for-sale. All assets classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, a decline in fair values may reduce the book value of our assets. Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings. If market conditions result in a decline in the fair value of our RMBS, our financial position and results of operations could be adversely affected.

The lack of liquidity in our investments may adversely affect our business.

We may invest in securities or other instruments that are not liquid. It may be difficult or impossible to obtain third party pricing on the investments we purchase. Turbulent market conditions, such as those currently in effect, could significantly and negatively impact the liquidity of our assets. Illiquid investments typically experience greater price volatility as a ready market does not exist and can be more difficult to value. In addition, validating third party pricing for illiquid investments may be more subjective than more liquid investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Item 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of Chimera Investment Corporation was held on May 29, 2009.

(b)	All Class II director nominees were elected.

Director	Votes For	Votes Withheld
Matthew Lambiase	166,452,142	4,350,150

Paul Keenan	168,641,671	2,160,621

The continuing directors of the Company are Mark Abrams, Jeremy Diamond, and Paul Donlin.

(c)	In addition to the election of the Class II directors, the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009 was approved.

Proposals and Vote Tabulations

	Votes Cast
	For	Against	Abstain
Ratification of the appointment of independent registered public accounting firm for 2009	170,650,016	106,734	45,542

Item 6.                      EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto
EXHIBIT INDEX
Exhibit Number	Description
3.1
Articles of Amendment and Restatement of Chimera Investment Corporation  (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

3.2	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-5 filed on May 28, 2009 and incorporated herein by reference)
3.3
Amended and Restated Bylaws of Chimera Investment Corporation  (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 2 to Form S-11 (File No. 333-145525) filed on November 5, 2007 and incorporated herein by reference)

4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

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

CHIMERA INVESTMENT CORPORATION

By:    /s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
August 10, 2009

By: /s/ A. Alexandra Denahan
A. Alexandra Denahan
Chief Financial Officer (Principal Financial Officer)
August 10, 2009