Form 10-Q
period 2009-09-30
CHIMERA INVESTMENT CORP
filed 2009-11-09
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2009

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

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 6, 2009
Common Stock, $.01 par value	670,323,926

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition at September 30, 2009 (Unaudited) and December 31, 2008 (Derived from the audited consolidated statements of financial condition at December 31, 2008)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters and Nine Months ended September 30, 2009 and 2008 (Unaudited)	2

Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	48

Item 4. Controls and Procedures	53

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	54

Item 6. Exhibits	55

SIGNATURES	56

CERTIFICATIONS	57

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
Assets:	(Unaudited)	(1)

Cash and cash equivalents	$21,023	$27,480
Non-Agency Mortgage-Backed Securities, at fair value	1,996,460	613,105
Agency Mortgage-Backed Securities, at fair value	1,823,308	242,362
Securitized loans held for investment, net of allowance for loan
losses of $3.0 million and $1.6 million, respectively	498,915	583,346
Accrued interest receivable	29,444	9,951
Other assets	330	1,257
Total assets	$4,369,480	$1,477,501

Liabilities:
Repurchase agreements	1,444,243	-
Repurchase agreements with affiliates	153,076	562,119
Securitized debt	414,339	488,743
Payable for investments purchased	73,460	-
Accrued interest payable	3,199	2,465
Dividends payable	80,311	7,040
Accounts payable and other liabilities	752	387
Investment management fees payable to affiliate	9,071	2,292
Total liabilites	$2,178,451	$1,063,046

Commitments and Contingencies (Note 13)

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,000,000,000 shares authorized, 670,324,854 and 177,198,212 shares issued and
outstanding, respectively	$6,693	$1,760
Additional paid-in-capital	2,290,328	831,966
Accumulated other comprehensive loss	(53,322)	(266,668)
Accumulated deficit	(52,670)	(152,603)
Total stockholders' equity	$2,191,029	$414,455
Total liabilities and stockholders' equity	$4,369,480	$1,477,501

(1) Derived from the audited consolidated statements of financial condition at December 31, 2008.
See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Interest Income:
Interest income	$104,690	$23,458	$197,774	$81,603
Interest expense	9,197	15,543	26,552	49,590
Net interest income	95,493	7,915	171,222	32,013
Other-than-temporary impairments:
Total other-than-temporary credit impairment losses	(6,209)	-	(14,784)	-
Non-credit portion of loss recognized in other comprehensive income	4,024	-	6,104	-
Net other-than-temporary impairment losses	(2,185)	-	(8,680)	-
Other gains (losses):
Unrealized gains on interest rate swaps	-	10,065	-	4,156
Realized gains (losses) on sales of investments, net	74,508	(113,130)	87,456	(144,304)
Realized losses on principal write-downs	(61)	-	(61)	-
Realized losses on terminations of interest rate swaps	-	(10,460)	-	(10,337)
Total other gains (losses)	74,447	(113,525)	87,395	(150,485)
Net investment income (expense)	167,755	(105,610)	249,937	(118,472)
Other expenses:
Management fee	8,649	1,681	17,188	6,136
Provision for loan losses	47	(563)	1,410	600
General and administrative expenses	1,057	816	2,823	3,372
Total other expenses	9,753	1,934	21,421	10,108
Income (loss) before income taxes	158,002	(107,544)	228,516	(128,580)
Income taxes	-	12	1	15
Net income (loss)	$158,002	$(107,556)	$228,515	$(128,595)

Net income (loss) per share-basic and diluted	$0.24	$(2.76)	$0.51	$(3.30)
Weighted average number of shares outstanding-basic and diluted	670,324,864	38,992,893	452,016,981	38,994,357
Comprehensive income (loss):
Net income (loss)	$158,002	$(107,556)	$228,515	$(128,595)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	238,969	(146,456)	292,061	(282,611)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	2,185	-	8,680	-
Reclassification adjustment for realized (gains) losses included in net income	(74,447)	113,130	(87,395)	144,304
Other comprehensive income (loss):	166,707	(33,326)	213,346	(138,307)
Comprehensive income (loss)	$324,709	$(140,882)	$441,861	$(266,902)

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, December 31, 2008	$1,760	$831,966	$(266,668)	$(152,603)	$414,455
Net income	-	-	-	228,515	228,515
Other comprehensive income	-	-	213,346	-	213,346
Proceeds from common stock offerings	4,635	1,368,259	-	-	1,372,894
Proceeds from common stock offerings
to affiliate	297	89,782	-	-	90,079
Proceeds from restricted stock grants	1	321	-	-	322
Common dividends declared,
$0.26 per share	-	-	-	(128,582)	(128,582)
Balance, September 30, 2009	$6,693	$2,290,328	$(53,322)	$(52,670)	$2,191,029

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activites:
Net income (loss)	$228,515	$(128,595)
Adjustments to reconcile net income (loss) to net cash provided by operating activites:
Accretion of investment discounts	(38,539)	(25)
Unrealized gain on interest rate swaps	-	(4,156)
Realized (gain) loss on sale of investments	(87,456)	144,304
Realized losses on principal write-downs	61	-
Other-than-temporary credit impairments	8,680	-
Provision for loan losses	1,410	600
Restricted stock grants	322	1,289
Changes in operating assets:
Increase in accrued interest receivable	(19,493)	(3,874)
Decrease in other assets	927	106
Changes in operating liabilities:
Increase in accounts payable and other liabilities	365	584
Increase in investment management fee payable to affiliate	6,779	-
Increase in accrued interest payable	734	2,165
Net cash provided by operating activities	$102,305	$12,398
Cash Flows From Investing Activities:
Mortgage-Backed Securities portfolio:
Purchases	$(4,505,426)	$(1,229,280)
Sales	1,627,996	567,455
Principal payments	321,095	144,519
Loans held for investment portfolio:
Purchases	-	(735,271)
Sales	-	90,733
Principal payments	-	23,115
Securitized loans:
Principal payments	82,090	27,549
Purchases	-	(111)
Reverse repurchase agreements	-	265,000
Restricted cash	-	1,350
Net cash used in investing activities	$(2,474,245)	$(844,941)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$52,976,287	$49,177,282
Payments on repurchase agreements	(51,941,087)	(48,828,209)
Net proceeds from common stock offerings	1,372,894	(277)
Net proceeds from common stock offerings to affiliates	90,079	-
Proceeds from collateralized mortgage debt borrowings	-	526,217
Payments on collateralized mortgage debt borrowings	(77,379)	(25,529)
Dividends paid	(55,311)	(16,800)
Net cash provided by financing activities	$2,365,483	$832,684
Net (decrease) increase in cash and cash equivalents	$(6,457)	$141
Cash and cash equivalents at beginning of period	27,480	6,026
Cash and cash equivalents at end of period	$21,023	$6,167

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Supplemental disclosure of cash flow information:
Interest paid	$25,958	$47,425
Taxes paid	$-	$33

Non cash investing activities:
Payable for investments purchased	$73,460	$146,824
Net change in unrealized gain (loss) on available-for-sale securities	$213,346	$(138,307)

Non cash financing activities:
Common dividends declared, not yet paid	$80,311	$6,048

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
 (Unaudited)

1.   Organization

Chimera Investment Corporation (“Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its taxable net income to its stockholders.  In July 2008, the Company formed Chimera Securities Holdings, LLC, a wholly-owned subsidiary.  In June 2009, the Company formed Chimera Asset Holding LLC and Chimera Holding LLC, both wholly-owned subsidiaries.  Chimera Securities Holdings LLC, Chimera Asset Holding LLC and Chimera Holding, LLC are qualified REIT subsidiaries.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 6.7% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements are unaudited; however, in the opinion of the Company’s management, all adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows have been included.   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full year.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Chimera Securities Holdings, LLC, Chimera Asset Holding LLC and Chimera Holding LLC.  All intercompany balances and transactions have been eliminated.

 (b) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and money market funds with original maturities less than 90 days.

(c) Non-Agency and Agency Residential Mortgage-Backed Securities
The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans.   The Company classifies its investment securities as either “trading,” “available-for-sale,” or “held-to-maturity.”   The Company holds its RMBS as available-for-sale, records investments at estimated fair value as described in Note 5 of these consolidated financial statements, and unrealized gains and losses are included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).  From time to time, as part of the overall management of its portfolio, the Company may sell any of its RMBS investments and recognize a realized gain or loss as a component of earnings in the consolidated statements of operations and comprehensive income (loss) utilizing the specific identification method.

Interest income on RMBS is computed on the remaining principal balance of the investment security.  Premiums or discounts on investment securities that are guaranteed as to principal and/or interest repayment as is with agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac, or Fannie Mae (“Agency RMBS”) are recognized over the life of the investment using the effective interest method.  Premiums or discounts amortization/accretion on non-Agency RMBS is recognized in accordance with Accounting Standards Codification (“ASC”) 325, Investment-Other, Beneficial Interests in Securitized Financial Assets, Subsequent Measurement.  For non-Agency RMBS, the Company estimates at the time of purchase expected future cash flows, prepayment speeds, credit losses, loss severity, and loss timing based on the Company’s observation of available market data, its experience, and the collective judgment of its management team to determine the effective interest rate on the RMBS.  Not less than quarterly, the Company reevaluates, and if necessary, makes adjustments to its analysis utilizing internal models, external market research and sources in conjunction with its view on performance in the non-Agency RMBS sector.  Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income.  Changes to assumptions that decrease expected future cash flows may result in other-than-temporary impairment.

Fair value of RMBS is determined  utilizing a pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  The Company validates the fair value determined by the pricing model with quotes provided by independent dealers and/or pricing services.    Material differences and the impact of the differences between the fair values determined by the Company and third party sources are disclosed in Note 5 of the consolidated financial statements.

If the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for other-than-temporary impairment.  Management evaluates the Company’s RMBS for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery in fair value, (4) and the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered other-than-temporary impairments are recognized in income and the cost basis of the assets are adjusted.

(d) Securitized Loans Held for Investment
The Company’s securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans.  The Company purchases pools of residential mortgage loans through a select group of originators.   Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts, less allowances for loan losses.  Interest income on loans held for investment is recognized over the life of the investment using the effective interest method.  Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  The Company estimates fair value of securitized loans as described in Note 5 of these consolidated financial statements.

(e) Allowance for Loan Losses
The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company’s loan portfolio.  The estimate is based on a variety of factors including current economic conditions, industry loss experience, the loan originator’s loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing  appreciation or depreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of the pools of loans, the Company obtained written representations and warranties from the sellers that the Company could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards.  While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses.  The Company also performed due diligence procedures on a sample of loans that met its criteria during the purchase process.  The Company has created an unallocated provision for possible loan losses estimated as a percentage of the remaining principal on the loans.  Management’s estimate is based on historical experience of similarly underwritten pools.

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

(f) Repurchase Agreements
The Company may finance the acquisition of its investment securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

(g) Securitized Debt
The Company has issued securitized debt to finance a portion of its residential mortgage loan portfolio.  The securitizations are collateralized by residential adjustable or fixed rate mortgage loans or RMBS that have been placed in a trust and pay interest and principal payments to the debt holders of that securitization.  The Company’s securitizations, which are accounted for as financings, are recorded as an asset called “Securitized loans held for investment” on the consolidated statements of financial condition and the corresponding debt as “Securitized debt” in the consolidated statements of financial condition.  The Company estimates fair value of securitized debt as described in Note 5 to these consolidated financial statements.

(h) Fair Value Disclosure
A complete discussion of the methodology utilized by the Company to fair value its financial instruments is included in Note 5 to these consolidated financial statements.

(i) Derivative Financial Instruments and Hedging Activity
The Company may hedge interest rate risk through the use of derivative financial instruments such as interest rate swaps.   If the Company hedges using interest rate swaps it accounts for these instruments as free-standing derivatives.  Accordingly, they are carried at fair value with realized and unrealized gains and losses recognized in earnings.

The Company accounts for derivative financial instruments by recognizing all derivatives as either assets or liabilities in the consolidated statements of financial condition and measuring those instruments at fair value.  Additionally, the fair value adjustments affect either other comprehensive income (loss) in stockholders’ equity until the hedged item is recognized in earnings depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

(j) Credit Risk
The Company retains the risk of potential credit losses on all of the non-Agency residential mortgage loans it owns as well as the residential mortgage loans which collateralize the RMBS it owns.  The Company attempts to mitigate the risk of potential credit losses through its due diligence in the asset selection process.

(k) Mortgage Loan Sales and Securitizations
The Company periodically enters into transactions in which it sells financial assets, such as RMBS, mortgage loans and other assets.  It may also securitize and re-securitize financial assets.  These transactions are accounted for as either a “sale” and the loans held for investment are removed from the consolidated statements of financial condition or as a “financing” and are classified as “Securitized loans held for investment” on the Company’s consolidated statements of financial condition, depending upon the structure of the securitization transaction.  In these securitizations and re-securitizations the Company sometimes retains or acquires senior or subordinated interests in the securitized or re-securitized assets.  Gains and losses on such securitizations or re-securitizations are recognized using a financial components approach that focuses on control.  Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

The Company determines the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained based on their fair values, as disclosed in Note 5 to these consolidated financial statements.  The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold, net of transaction costs.

(l) Income Taxes
The Company qualifies to be taxed as a REIT, and therefore it generally will not be subject to corporate, federal, or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.

(m) Net Income (Loss) per Share
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

(n) Stock-Based Compensation
The Company accounts for stock-based compensation using fair value based methods which require the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.  Compensation expense related to grants of stock and stock options is recognized over the vesting period of such grants based on the estimated fair value on the grant date.

 (o) Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and reporting period. Actual results could differ from those estimates.

(p) Recent Accounting Pronouncements

General Principles

Generally Accepted Accounting Principles (ASC 105)
In September 2009, the Financial Accounting Standards Board (“FASB”) updated The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”).  The objective of the standard is to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB.  Codification is effective for the Company for this September 30, 2009 Form 10-Q.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company will not reference specific sections of the ASC but will use broad topic references.

The Company’s recent accounting pronouncements section has been reformatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as it is released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This was result of the SEC mark-to-market study mandated under the EESA.  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The new guidance revises the OTTI evaluation methodology.  Previously, the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity has the “intent to sell the debt security or, more likely than not, will be required to sell the debt security before recovery of its amortized cost basis.”  Further, the security is analyzed for credit losses (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the company does not intend to sell the debt security, nor will it be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (“OCI”).  If the company intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the full OTTI will be recognized in the statement of earnings.  This guidance became effective for the Company on June 30, 2009.  The adoption of this standard did not result in a cumulative effect adjustment to retained earnings in the period of adoption but changed the manner that the Company evaluates investment securities for other-than-temporary impairments.

Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of other-than-temporary impairment analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making other-than-temporary impairment decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of the guarantor.  The Company’s non-Agency RMBS investments fall under this guidance and as such, the Company assesses each security for other-than-temporary impairments based on estimated future cash flows.  This guidance became effective for the Company on December 31, 2008.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning non-controlling interests in consolidated financial statements, which requires the Company to make certain changes to the presentation of its consolidated financial statements. This guidance requires the Company to classify non-controlling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of non-controlling interests as part of stockholders’ equity. Similarly, in its presentation of stockholders’ equity, the Company distinguishes between equity amounts attributable to controlling interest and amounts attributable to the non-controlling interests – previously classified as minority interest outside of stockholders’ equity. For the quarter ended September 30, 2009, the Company does not have any consolidated noncontrolling interests. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to non-controlling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.

FASB amended the consolidation standards in June 2009 by issuing SFAS No. 167, Amendments to FASB Interpretation No 46(R).  This standard has an effective date of January 1, 2010.  This standard has not yet been incorporated into the ASC.  While this remains non-authoritative until incorporated into the ASC, this standard removes the Qualified Special Purpose Entity (QSPE) exemption from the Variable Interest Entity (VIE) consolidation guidance and therefore may have a material effect on the consolidation of the Company’s securitized assets.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009 and adopted by the Company prospectively, the FASB issued additional guidance attempting  to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective June 30, 2009.  The implementation this guidance did not have a material effect on the fair value of the Company’s assets as the Company continued the methodologies used in previous quarters to value assets as defined under the original Fair Value standards.

In October 2008 the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets”.  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  This guidance became effective for the Company on June 30, 2009 and had no material impact on the fair valuation of the investment securities owned by the Company.

In August 2009, FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value, regarding the fair value measurement of liabilities.  The standards update states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This standards update was effective for the Company on October 1, 2009 and has no material effect on the fair valuation of the Company’s liabilities.

Financial Instruments (ASC 825)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The effective date of this guidance was for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

Subsequent Events (ASC 855)

General standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued were established in May 2009.  ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date.  The Company evaluated subsequent events through November 6, 2009.

Transfers and Servicing (ASC 860)

In February 2008, FASB issued guidance addressing whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives.  This guidance requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply:  (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full  recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This guidance was effective for the Company on January 1, 2009 and the implementation did not have a material effect on the consolidated financial statements of the Company.

The accounting standards governing the transfer and servicing of financial assets were amended in June 2009, to be effective beginning January 1, 2010.  This amendment will update the existing standard and eliminate the concept of a Qualified Special Purpose Entity (“QSPE”); clarify the surrendering of control to effect sale treatment; and modify the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest.  At this time, the Company continues to evaluate the effect of this update on future financial reporting.

3.  Mortgage-Backed Securities

The following table represents the Company’s available-for-sale RMBS portfolio as of September 30, 2009 and December 31, 2008, at fair value.

	September 30, 2009		December 31, 2008
	Non-Agency RMBS	Agency RMBS	Non-Agency RMBS	Agency RMBS
	(dollars in thousands)
Principal value	$3,809,666	$1,740,406	$899,456	$233,976
Unamortized premium	2,677	61,104	2,105	6,350
Unamortized discount	(1,740,734)	(29)	(19,753)	-
Gross unrealized gain	130,632	23,319	5,665	2,036
Gross unrealized loss	(205,781)	(1,492)	(274,368)	-
Fair value	$1,996,460	$1,823,308	$613,105	$242,362

The following table presents the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	September 30, 2009
	(dollars in thousands)
	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency	$342,939	$(78,611)	$543,159	$(140,703)	$886,098	$(219,314)
Agency	4,300	(1,492)	-	-	4,300	(1,492)
Total	$347,239	$(80,103)	$543,159	$(140,703)	$890,398	$(220,806)

	December 31, 2008
	(dollars in thousands)
	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency	$855,467	$(274,368)	$-	$-	$855,467	$(274,368)
Agency	-	-	-	-	-	-
Total	$855,467	$(274,368)	$-	$-	$855,467	$(274,368)

The Company recorded a $2.2 million other-than-temporary impairment during the quarter on investments where the expected future cash flows of certain subordinated non-Agency RMBS were less than their amortized cost basis requiring credit impairment.  The OTTI charge was attributed to ten subordinate securities with an aggregate amortized cost prior to the impairment of $12.3 million.  Seven of the ten subordinate securities belong to one non-Agency pool that has recorded one 30-day delinquency on the assets collateralizing the pool from its inception.  All securities for which OTTI impairment was recorded during the period are cash flowing as expected.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables summarize the Company’s RMBS at September 30, 2009 and December 31, 2008 according to their estimated weighted-average life classifications:

	September 30, 2009
	(dollars in thousands)
	Non-Agency RMBS		Agency RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$443,313	$411,658	$2,536	$2,470
Greater than one year and less than five years	1,283,237	1,354,241	598,162	584,945
Greater than five years	269,910	305,710	1,222,610	1,214,066
Total	$1,996,460	$2,071,609	$1,823,308	$1,801,481

	December 31, 2008
	(dollars in thousands)
	Non-Agency RMBS		Agency RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$-	$-	$-	$-
Greater than one year and less than five years	525,801	735,508	242,362	240,326
Greater than five years	87,304	146,300	-	-
Total	$613,105	$881,808	$242,362	$240,326

The weighted-average lives of the mortgage-backed securities at September 30, 2009 and December 31, 2008 in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security.  The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

The RMBS portfolio has the following characteristics at September 30, 2009 and December 31, 2008.

September 30, 2009	Non-Agency RMBS	Agency RMBS	Secured Loans
Weighted average cost basis	$54.38	$103.51	$101.01
Weighted average fair value (1)	$52.41	$104.76	$101.01
Weighted average coupon	5.39%	5.51%	6.11%
Fixed-rate percentage of portfolio	26.67%	28.78%	3.50%
Adjustable-rate percentage of portfolio	35.48%	0.00%	4.70%
Weighted average 3 month CPR at period-end (2)	17.34%	15.27%	20.98%

December 31, 2008	Non-Agency RMBS	Agency RMBS	Secured Loans
Weighted average cost basis	$98.01	$102.71	$101.03
Weighted average fair value (1)	$68.16	$103.58	$101.03
Weighted average coupon	5.97%	6.69%	5.95%
Fixed-rate percentage of portfolio	1.30%	13.70%	15.00%
Adjustable-rate percentage of portfolio	51.20%	0.00%	18.80%
Weighted average 3 month CPR at period-end (2)	12.50%	14.50%	7.80%

(1) Secured loans are carried at amortized cost.
(2) Represents the estimated percentage of principal that will be prepaid over the next three months based on historical principal paydowns.

The non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The investment securities contained in this portion of the portfolio have the following collateral characteristics at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
Number of securities in portfolio		179.0		30.0
Weighted average loan age in months		29.7		22.1
Weighted average amortized loan to value		73.8%		74.2%
Weighted average FICO		715.6		717.5
Weighted average loan balance (in thousands)		429.0		394.3
Weighted average percentage owner occupied		83.0%		77.8%
Weighted average percentage single family residence		60.5%		54.8%
Weighted average current credit enhancement		20.8%		25.4%
Weighted average geographic concentration	CA	57.7%	CA	53.0%
	FL	13.4%	FL	10.6%
	NY	4.6%	AZ	8.2%
	MD	4.0%	NV	5.6%
	NJ	3.5%	NJ	4.1%

On July 30, 2009, the Company transferred $1.5 billion in principal value of its RMBS to the JPMRT 2009-7 Trust in a re-securitization transaction.  In this transaction, the Company sold $166.3 million of AAA-rated fixed and floating rate bonds to third party investors and realized a gain on the sale of approximately $7.3 million.  The Company retained $690.6 million of AAA-rated bonds, $665.5 million in subordinated bonds and the owner trust certificate.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that have been transferred to the JPMRT 2009-7 Trust.  Subsequent to the closing date of this re-securitization and prior to September 30, 2009, the Company sold an additional $589.7 million of the AAA-rated bonds and realized a gain on the sale of approximately $59.4 million.

On September 30, 2009, the Company transferred $1.7 billion in principal value of its RMBS to the CMSC 2009-12R Trust in a re-securitization transaction.  In this transaction, the Company sold $260.6 million of AAA-rated fixed and floating rate bonds to third party investors and realized a gain on sale of approximately $5.2 million.  The Company retained $655.0 million of AAA-rated bonds, $815.1 million in subordinated bonds and the owner trust certificate.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that have been transferred to the CSMC 2009-12R Trust.

During the quarter ended September 30, 2009, the Company sold RMBS with a carrying value of $32.1 million for realized gains of $2.4 million.  During the quarter ended September 30, 2008, the Company sold RMBS with a carrying value of $432.6 million for realized losses of approximately $113.1 million and terminated interest rate swaps with a notional value of $983.4 million, for realized losses of approximately $10.5 million.  During the quarter ended June 30, 2009, the Company sold RMBS with a carrying value of $84.6 million for realized gains of $9.3 million.

4.  Securitized Loans Held for Investment

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at September 30, 2009 and December 31, 2008.  At September 30, 2009, approximately 57% of the Company’s securitized loans are adjustable rate mortgage loans and 43% are fixed rate mortgage loans.  All of the adjustable rate loans held for investment are hybrid adjustable rate mortgages (“ARMs”).  Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.  The loans held for investment are carried at their principal balance outstanding less an allowance for loan losses:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Securitized mortgage loans, at principal balance	$501,946	$584,967
Less: allowance for loan losses	3,031	1,621
Securitized loans held for investment	$498,915	$583,346

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the nine months ended September 30, 2009 and September 30, 2008:

	September 30, 2009	September 30, 2008
	(dollars in thousands)
Balance, beginning of period	$1,621	$81
Provision for loan losses	1,410	600
Charge-offs	-	-
Balance, end of period	$3,031	$681

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses for the nine months ended September 30, 2009 was $3.0 million, representing 61 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The Company’s allowance for loan losses was $0.7 million for the nine months ended September 30, 2008, representing 12 basis points of the principal balance of the Company’s securitized loan portfolio.  At September 30, 2009, 0.60% of the securitized loans held for investment were greater than 60 days delinquent and 1.37% were in some stage of foreclosure.  As of December 31, 2008, 0.12% of the securitized loans held for investment were greater than 60 days delinquent and no loans were in foreclosure.

5.  Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

If at the valuation date, the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for other-than-temporary impairment.  Management evaluates the Company’s RMBS for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery, (4) and the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered other-than-temporary impairments are recognized in earnings and the cost basis of the assets are adjusted.

At September 30, 2009 and December 31, 2008, the Company has classified its RMBS as “Level 2”.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued at September 30, 2009 as follows:

	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency mortgage-backed securities	$-	$1,996,460	$-
Agency mortgage-backed securities	$-	$1,823,308	$-

As of the quarter ended September 30, 2009, the Company was able to obtain third party pricing verification for all assets classified as Level 2.  The classification of assets and liabilities by level remains unchanged at September 30, 2009, when compared to the previous quarter.   In the aggregate, the Company’s fair valuation of RMBS investments were 0.78% higher than the aggregated dealer marks.

Securitized Loans Held for Investment

The Company records securitized loans held for investment when it securitizes loans and records the transaction as a “financing.”  The Company carries securitized loans held for investment at principal value, plus premiums or discounts paid, less an allowance for loan losses.  The Company fair values its securitized loans held for investment by estimating future cash flows of the underlying assets.  The Company models each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

Repurchase Agreements
The Company records repurchase agreements at their contractual amounts including accrued interest payable.  Repurchase agreements are collateralized financing transactions utilized by the Company to acquire investment securities.  Due to the short term nature of these financial instruments, the Company estimated the fair value of these repurchase agreements to be the contractual obligation plus accrued interest payable at maturity.

Securitized Debt
The Company records securitized debt for certificates or notes sold in securitization or re-securitization transactions treated as “financings” pursuant to ASC 860.  The Company carries securitized debt at the principal balance outstanding on non-retained notes associated with its securitized loans held for investment plus premiums or discounts recorded with the sale of the notes to third parties.  The premiums or discounts associated with the sale of the notes or certificates are amortized over the life of the instrument.  The Company estimates the fair value of securitized debt by estimating the future cash flows associated with underlying assets collateralizing the secured debt outstanding.  The Company models each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Non-Agency RMBS	$2,071,609	$1,996,460	$881,808	$613,105
Agency RMBS	1,801,480	1,823,308	240,326	242,362
Securitized loans held for investment	498,915	496,892	583,346	577,893
Repurchase agreements	1,597,319	1,598,780	562,119	562,164
Securitized debt	414,339	433,418	488,743	510,796

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

6.  Repurchase Agreements

The Company had outstanding $1.6 billion and $562.1 million of repurchase agreements with weighted average borrowing rates of 0.57% and 1.43% and weighted average remaining maturities of 16 and 2 days as of September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009 and December 31, 2008, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.6 billion and $680.8 million, respectively.   The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and re-price accordingly.

At September 30, 2009 and December 31, 2008, the repurchase agreements collateralized by RMBS had the following remaining maturities:

	September 30, 2009		December 31, 2008
	(dollars in thousands)
Overnight	$153,076	(1)	$-
1-30 days	1,444,243		562,119	(1)
30 to 59 days	-		-
60 to 89 days	-		-
90 to 119 days	-		-
Greater than or equal to 120 days	-		-
Total	$1,597,319		$562,119
(1) Repurchase agreements with affiliate.

At September 30, 2009, the Company did not have an amount at risk greater than 10% of its equity with any counterparty.  At December 31, 2008 the Company had an amount at risk of approximately 29% of its equity with Annaly, an affiliate.

7.  Securitized Debt

All of the company’s securitized debt is collateralized by residential mortgage loans.  For financial reporting purposes, the Company’s securitized debt is accounted for as a financing.   Thus, the residential mortgage loans held as collateral are recorded in the assets of the Company as securitized loans held for investment and the securitized debt is recorded as a liability in the statements of financial condition.

The following table presents the estimated principal repayment schedule of the securitized debt held by the Company outstanding at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Within One Year	$4,054	$65,561
One to Three Years	8,929	112,745
Three to Five Years	10,110	85,955
Greater Than or Equal to Five Years	410,325	246,535
Total	$433,418	$510,796

Maturities of the Company’s securitized debt are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

As of September 30, 2009 and December 31, 2008, the Company had no off balance sheet credit risk.

At September 30, 2009, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $414.3 million.  The debt matures between the years 2015 and 2038.  At September 30, 2009, the debt carried a weighted average cost of financing equal to 5.63%, that is secured by residential mortgage loans of which approximately 43% of the remaining principal balance pays a fixed rate of 6.33% and 57% of the remaining principal balance pays a variable rate of 5.64%.  At December 31, 2008, securitized debt collateralized by residential mortgage loans had a principal balance of $488.7 million.  At December 31, 2008, the debt carried a weighted average cost of financing equal to 5.55%, of which approximately 44% of the remaining principal balance is a fixed rate at 6.32% and 56% of the remaining principal balance at a variable rate of 5.65%.

8.  Common Stock

On September 24, 2009, the Company adopted a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of the Company’s common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of its common stock as well as to make optional cash payments to purchase shares of its common stock. Persons who are not already stockholders may also purchase the Company’s common stock under the plan through optional cash payments.   The DRSPP is administered by the Administrator, The Bank of New York Mellon.  To date there have been no transactions under the DRSPP.

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

There was no preferred stock issued or outstanding as of September 30, 2009 or December 31, 2008.

During the quarter ended September 30, 2009, the Company declared dividends to common shareholders totaling $80.3 million or $0.12 per share, which were paid on October 30, 2009.  During the nine months ended September 30, 2009, the Company declared dividends to common shareholders totaling $128.6 million or $0.26 per share.

9.  Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors and employees of FIDAC and its affiliates, to stimulate their efforts towards the Company’s continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The incentive plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards.  The specific award granted to each individual was based upon, in part, the individual’s position within FIDAC, the individual’s position within the Company, his or her contribution to the Company’s performance, market practices, as well as the recommendations of FIDAC.  The incentive plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of the Company’s common stock up to a ceiling of 53,625,988 shares.

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of September 30, 2009, 237,575 shares have vested and 21,007 shares were forfeited or cancelled.  During the three months ended September 30, 2009, 32,225 shares vested and 928 shares were forfeited.  There have been no incentive awards granted since January 2, 2008.

As of September 30, 2009, there was $19.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the long term incentive plan. That cost is expected to be recognized over a weighted-average period of 8.0 years. The total fair value of shares vested during the quarter ended September 30, 2009 was $123,100.

10.  Income Taxes

As a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status as well.  During the quarter ended September 30, 2009, the Company recorded no income tax expense related to state and federal tax liabilities on undistributed income.  During the year ended December 31, 2008, the Company recorded $12,431 in income tax expense related to state and federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  During the quarter ended September 30, 2009 the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income.  For the quarter ended September 30, 2008, all income distributed in the form of dividends was characterized as ordinary income.

11.  Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk.  The Company is subject to credit risk in connection with its investments in residential mortgage loans and credit sensitive mortgage-backed securities.  When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate and adjustable-rate mortgage-backed securities, residential mortgage loans, and borrowings under repurchase agreements.  The Company attempts to minimize credit risk through due diligence and asset selection.  The Company’s strategy is to purchase loans underwritten to agreed-upon specifications of selected originators in an effort to mitigate credit risk.  The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan to value ratio.  These factors are considered to be important indicators of credit risk.

12.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.75% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC for the quarter ending September 30, 2009 and 2008 were $8.6 million and $1.7 million, respectively.

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

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in the operation of the Company.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.   FIDAC and the Company will modify this allocation methodology, subject to the Company’s board of directors’ approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  FIDAC has waived its right to request reimbursement from the Company of these expenses until such time as it determines to rescind that waiver.

During the quarter ended September 30, 2009, 32,225 shares of restricted stock issued by the Company to FIDAC’s employees vested, as discussed in Note 9.

In March 2008, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  As of September 30, 2009, the Company was financing $153.1 million under this agreement at a weighted average rate of 1.74%.  At December 31, 2008, the Company was financing $562.1 million under this agreement at a weighted average rate of 1.43%.  The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

13.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at September 30, 2009.

14.  Subsequent Events

There were no material recognized or unrecognized subsequent events through November 6, 2009, the date our consolidated financial statements were available to be released.

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
\
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

We have elected and intend to qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2007.  Our targeted asset classes and the principal investments we expect to make in each are as follows:

•	RMBS, consisting of:

o	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

o	Agency RMBS

•	Whole mortgage loans, consisting of:

o	Prime mortgage loans

o	Jumbo prime mortgage loans

o	Alt-A mortgage loans

•	Asset Backed Securities, or ABS, consisting of:

o	Commercial mortgage-backed securities, or CMBS

o	Debt and equity tranches of collateralized debt obligations, or CDOs

o	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

We completed our initial public offering on November 21, 2007.  In that offering and in a concurrent private offering we raised net proceeds of approximately $533.6 million.  We completed a second public offering and second private offering on October 29, 2008.  In these offerings we raised net proceeds of approximately $301.0 million.  During the second quarter 2009, we completed a third public offering and third private offering on April 21, 2009, and a fourth public offering and fourth private offering June 2, 2009.  In these offerings, we raised net proceeds of approximately $851.0 million and $612.4 million, respectively, and we have completed investing these proceeds.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation.  We intend to achieve this objective by investing in a broad class of financial assets to construct an investment portfolio that is designed to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to maintain our exemption from the Investment Company Act of 1940, or the 1940 Act.

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

Beginning in mid-February 2008, credit markets experienced a dramatic and sudden adverse change.  The severity of the limitation on liquidity was largely unanticipated by the markets.   Credit once again froze, and in the mortgage market, valuations of non-Agency RMBS and whole mortgage loans came under severe pressure.  This credit crisis began in early February 2008, when a heavily leveraged investor announced that it had to de-lever and liquidate a portfolio of approximately $30 billion of non-Agency RMBS.  Prices of these types of securities dropped dramatically, and lenders started lowering the prices on non-Agency RMBS that they held as collateral to secure the loans they had extended.  The subsequent failure in March 2008 of Bear Stearns & Co. worsened the crisis.  As the year progressed, deterioration in the fair value of our assets continued, we received and met margin calls under our repurchase agreements, which resulted in our obtaining additional funding from third parties, including from Annaly Capital Management, Inc. (“Annaly”), an affiliate, and taking other steps to increase our liquidity.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  These accounting principles may require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our consolidated financial statements are based will be reasonable at the time made and based upon information available to us at that time.  At each quarter end, we calculate estimated fair value of the investment portfolio using a pricing model.  We validate our pricing model by obtaining independent pricing on all of our assets and performing a verification of those sources to our own internal estimate of fair value.  The following are our most critical accounting policies:

Mortgage Loan Sales and Securitizations

We periodically enter into transactions in which we sell financial assets, such as RMBS, mortgage loans and other assets.  We also securitize and re-securitize financial assets.  These transactions are recorded as either a “sale” and the loans held for investment are removed from the consolidated statements of financial condition or as a “financing” and are classified as “Securitized loans held for investment” on our consolidated statements of financial condition, depending upon the structure of the securitization transaction.  In these securitizations and re-securitizations we sometimes retain or acquire senior or subordinated interests in the securitized or re-securitized assets.  Gains and losses on such securitizations or re-securitizations are recognized using a financial components approach that focuses on control.  Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

Although we utilize a pricing model to compute the fair value of the securities in our portfolio, we validate our fair values by seeking indications of fair value from third-party dealers and/or pricing services. The variability of fair value among dealers and pricing services can be wide at this time as full liquidity for the non-Agency market has yet to return.  In addition, there are fewer participants in the RMBS sector available to fair value investments.     In the aggregate, our internal valuations of the securities on which we received dealer marks were 0.78% higher than the aggregated dealer marks.

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

Other-than-Temporary Impairments

FASB issued new guidance to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities.  We analyze our non-Agency RMBS portfolio as these investments fall under this new guidance.  The security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If we do not intend to sell nor are required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in the statement of earnings, while the balance of impairment related to other factors is recognized in Other Comprehensive Income (“OCI”).  If we intend to sell the debt security, or will be required to sell the security before its anticipated recovery, the full OTTI is recognized in the statement of earnings.  Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flow and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.

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

Our investment securities are classified as either trading investments, available-for-sale investments or held-to-maturity investments. We intend to hold our RMBS as available-for-sale and as such may sell any of our RMBS as part of our overall management of our portfolio.  All assets classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses included in other comprehensive income.

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

We recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

The FASB issued additional guidance that attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance requires the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items, and (3) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.

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

Recent Accounting Pronouncements
General Principles

Generally Accepted Accounting Principles (ASC 105)
In September 2009, the Financial Accounting Standards Board (FASB) updated The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (GAAP).  The objective of the standard is to establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB.  Codification is effective for the Company for this September 30, 2009 Form 10-Q.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company will not reference specific sections of the ASC but will use broad topic references.

The Company’s recent accounting pronouncements section has been reformatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as it is released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This was as a result of the SEC mark-to-market study mandated under the EESA.  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The new guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity has the “intent to sell the debt security or, more likely than not, will be required to sell the debt security before recovery of its amortized cost basis.”  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the company does not intend to sell the debt security, nor will be required to sell the debt security prior to recovery of its amortized cost basis, the credit loss, if any, will be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (“OCI”).  If the company intends to sell the security, or will be required to sell the security before its anticipated recovery, the full OTTI will be recognized in the statement of earnings.  This guidance became effective for the Company on June 30, 2009.  The adoption of this standard did not result in a cumulative effect adjustment to retained earnings in the period of adoption but changed the manner that the Company evaluates investment securities for other-than-temporary impairments.

Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of other-than-temporary impairment analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making other-than-temporary impairment decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  The Company’s non-Agency RMBS investments fall under this guidance and as such, the Company assesses each security for other-than-temporary impairments based on estimated future cash flows.  This guidance became effective for the Company on December 31, 2008.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning, non-controlling interests in consolidated financial statements, which requires the Company to make certain changes to the presentation of its consolidated financial statements. This guidance requires the Company to classify non-controlling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of non-controlling interests as part of stockholders’ equity. Similarly, in its presentation of stockholders’ equity, the Company distinguishes between equity amounts attributable to controlling interest and amounts attributable to the non-controlling interests – previously classified as minority interest outside of stockholders’ equity. For the quarter ended September 30, 2009, the Company does not have any consolidated non-controlling interests. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to non-controlling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.

FASB amended the consolidation standards in June, 2009 by issuing FAS 167, Amendment to FASB Interpretation No 46(R).  This standard had an effective date of January 1, 2010.  It has not, as yet been incorporated into the ASC.  While this remains non-authoritative until incorporated in the ASC, removes the Qualified Special Purpose Entity (QSPE) exemption from the Variable Interest Entity (VIE) consolidation guidance and therefore will have a material effect on the consolidation of the Company’s securitized assets.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009 and adopted by the Company prospectively, the FASB issued additional guidance attempting  to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  While the Company discontinued hedge accounting the adoption of this guidance increases footnote disclosure if the Company engages in hedging activities

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation this guidance did not have a material effect on the fair value of the Company’s assets as the Company continued the methodologies used in previous quarters to value assets as defined under the original Fair Value standards.

In October 2008 the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets”.  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  This guidance became effective for the Company on June 30, 2009 and had no material impact on the fair valuation of the investment securities owned by the Company.

In August 2009, FASB provided further guidance Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value” regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance is effective for the Company on October 1, 2009 and has no material effect on the fair valuation of the Company’s liabilities.

Financial Instruments (ASC 825)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The effective date of this guidance is for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

Subsequent Events (ASC 855)

In May 2009, the FASB established general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted effective June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through November 6, 2009.

Transfers and Servicing (ASC 860)

In February 2008 FASB issued guidance addressing whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives.  This guidance requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply:  (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full  recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This guidance was effective for the Company on January 1, 2009 and the implementation did not have a material effect on the consolidated financial statements of the Company.

The accounting standards governing the transfer and servicing of financial assets were amended in June 2009, to be effective beginning January 1, 2010.  This amendment will update the existing standard and eliminate the concept of a Qualified Special Purpose Entity (“QSPE”); clarify the surrendering of control to effect sale treatment; and modify the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest.  At this time, the Company continues to evaluate the effect of this update on future financial reporting.

Financial Condition

At September 30, 2009, our portfolio consisted of $2.0 billion of non-Agency RMBS, $1.8 billion of Agency RMBS and $498.9 million of securitized mortgage loans.

The following table summarizes certain characteristics of our portfolio at the quarters ended September 30, 2009 and 2008 and quarter ended June 30, 2009.

	For the Quarters Ended
	September 30, 2009	September 30, 2008	June 30, 2009
	(dollars in thousands)
Interest earning assets at period-end	$4,318,683	$1,357,392	$4,166,730
Interest bearing liabilities at period-end	$2,011,658	$1,120,345	$1,943,413
Leverage at period-end	0.9:1	4.6:1	1.0:1
Portfolio Composition:
Non-Agency MBS	63.0%	60.4%	55.5%
Agency MBS	28.8%	-	34.5%
Loans collateralizing secured debt	8.2%	39.6%	10.0%
Fixed-rate percentage of portfolio	59.0%	18.5%	59.7%
Adjustable-rate percentage of portfolio	41.0%	81.6%	40.3%
Annualized yield on average earning assets
during the period	7.71%	5.35%	6.83%
Annualized cost of funds on average borrowed
funds during the period	1.67%	4.64%	2.40%

The following tables summarize certain characteristics of each asset class in our portfolio at September 30, 2009 and December 31, 2008:

September 30, 2009	Non-Agency RMBS	Agency RMBS	Secured Loans
Weighted average cost basis	$54.38	$103.51	$101.01
Weighted average fair value (1)	$52.41	$104.76	$101.01
Weighted average coupon	5.39%	5.51%	6.11%
Fixed-rate percentage of portfolio	26.67%	28.78%	3.50%
Adjustable-rate percentage of portfolio	35.48%	0.00%	4.70%
Weighted average 3 month CPR at period-end (2)	17.34%	15.27%	20.98%

December 31, 2008	Non-Agency RMBS	Agency RMBS	Secured Loans
Weighted average cost basis	$98.01	$102.71	$101.03
Weighted average fair value (1)	$68.16	$103.58	$101.03
Weighted average coupon	5.97%	6.69%	5.95%
Fixed-rate percentage of portfolio	1.30%	13.70%	15.00%
Adjustable-rate percentage of portfolio	51.20%	0.00%	18.80%
Weighted average 3 month CPR at period-end (2)	12.50%	14.50%	7.80%

(1) Secured loans are carried at amortized cost.
(2) Represents the estimated percentage of principal that will be prepaid over the next three months based on historical principal paydowns.

The table below summarizes our RMBS investments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Non-Agency RMBS	Agency RMBS	Non-Agency RMBS	Agency RMBS
	(dollars in thousands)
Principal value	$3,809,666	$1,740,406	$899,456	$233,976
Unamortized premium	2,677	61,104	2,105	6,350
Unamortized discount	(1,740,734)	(29)	(19,753)	-
Gross unrealized gain	130,632	23,319	5,665	2,036
Gross unrealized loss	(205,781)	(1,492)	(274,368)	-
Fair value	$1,996,460	$1,823,308	$613,105	$242,362

As of September 30, 2009, the RMBS in our portfolio were purchased at a net discount to their par value.  Our RMBS had a weighted average amortized cost of 69.8% and 99.0% at September 30, 2009 and December 31, 2008, respectively.

Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The remaining stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 37 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of September 30, 2009, the average final contractual maturity of the RMBS portfolio is 29 years, and as of December 31, 2008, it was 30 years.   The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models.   Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

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

After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the portfolio is an increase of 0.7% and the weighted average maximum lifetime increases and decreases for the portfolio are 7.7%.

The following tables summarize our RMBS according to their estimated weighted average life classifications at September 30, 2009 and December 31, 2008:

	September 30, 2009
	(dollars in thousands)
	Non-Agency RMBS		Agency RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$443,313	$411,658	$2,536	$2,470
Greater than one year and less than five years	1,283,237	1,354,241	598,162	584,945
Greater than five years	269,910	305,710	1,222,610	1,214,066
Total	$1,996,460	$2,071,609	$1,823,308	$1,801,481

	December 31, 2008
	(dollars in thousands)
	Non-Agency RMBS		Agency RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$-	$-	$-	$-
Greater than one year and less than five years	525,801	735,508	242,362	240,326
Greater than five years	87,304	146,300	-	-
Total	$613,105	$881,808	$242,362	$240,326

On July 30, 2009, we transferred $1.5 billion in principal value of its RMBS to the JPMRT 2009-7 Trust in a re-securitization transaction.  In this transaction, we sold $166.3 million of AAA-rated fixed and floating rate bonds to third party investors and realized a gain on the sale of approximately $7.3 million.  We retained $690.6 million of AAA-rated bonds, $665.5 million in subordinated bonds and the owner trust certificate.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that have been transferred to the JPMRT 2009-7 Trust.  Subsequent to the closing date of this re-securitization and prior to September 30, 2009, we sold an additional $589.7 million of the AAA-rated bonds and realized a gain on the sale of approximately $59.4 million.

On September 30, 2009, we transferred $1.7 billion in principal value of its RMBS to the CMSC 2009-12R Trust in a re-securitization transaction.  In this transaction, we sold $260.6 million of AAA-rated fixed and floating rate bonds to third party investors and realized a gain on sale of approximately $5.2 million.  We retained $655.0 million of AAA-rated bonds, $815.1 million in subordinated bonds and the owner trust certificate.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that have been transferred to the CSMC 2009-12R Trust.

Results of Operations for the Quarters and Nine Months Ended September 30, 2009 and 2008.

Net Income/Loss Summary

Our net income for the quarter ended September 30, 2009 was $158.0 million, or $0.24 per share. Our net income was generated primarily by interest income on our portfolio and realized gains on sales of investments.  Our net loss for the quarter ended September 30, 2008 was $107.6 million, or $2.76 per share.  We attribute the increase in our net income per share for the quarter ended September 30, 2009 as compared to September 30, 2008 to the realized gain on sales of investments and an increase in interest income.  Our loss for the third quarter 2008 consisted primarily of realized losses on sales of assets.

Our net income for the nine months ended September 30, 2009 was $228.5 million, or $0.51 per share.  Our net income was generated primarily by interest income on our portfolio and realized gains on sales of investments.  Our net loss for the nine months ended September 30, 2008 was $128.6 million or $3.30 per share.  We attribute the net loss for the nine months ended September 30, 2008 primarily to realized losses on sales of investments.

The table below presents the net income/loss summary for the quarters and nine months ended September 30, 2009 and 2008:

Net Income/Loss Summary
(dollars in thousands, except for share and per share data)
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Interest Income:
Interest income	$104,690	$23,458	$197,774	$81,603
Interest expense	9,197	15,543	26,552	49,590
Net interest income	95,493	7,915	171,222	32,013
Other-than-temporary impairments:
Total other-than-temporary credit impairment losses	(6,209)	-	(14,784)	-
Non-credit portion of loss recognized in other comprehensive income	4,024	-	6,104	-
Net other-than-temporary impairment losses	(2,185)	-	(8,680)	-
Other gains (losses):
Unrealized gains on interest rate swaps	-	10,065	-	4,156
Realized gains (losses) on sales of investments, net	74,508	(113,130)	87,456	(144,304)
Realized losses on principal write-downs	(61)	-	(61)	-
Realized losses on terminations of interest rate swaps	-	(10,460)	-	(10,337)
Total other gains (losses)	74,447	(113,525)	87,395	(150,485)
Net investment income (expense)	167,755	(105,610)	249,937	(118,472)
Other expenses:
Management fee	8,649	1,681	17,188	6,136
Provision for loan losses	47	(563)	1,410	600
General and administrative expenses	1,057	816	2,823	3,372
Total other expenses	9,753	1,934	21,421	10,108
Income (loss) before income taxes	158,002	(107,544)	228,516	(128,580)
Income taxes	-	12	1	15
Net income (loss)	$158,002	$(107,556)	$228,515	$(128,595)

Net income (loss) per share-basic and diluted	$0.24	$(2.76)	$0.51	$(3.30)
Weighted average number of shares outstanding-basic and diluted	670,324,864	38,992,893	452,016,981	38,994,357
Comprehensive income (loss):
Net income (loss)	$158,002	$(107,556)	$228,515	$(128,595)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	238,969	(146,456)	292,061	(282,611)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	2,185	-	8,680	-
Reclassification adjustment for realized (gains) losses included in net income	(74,447)	113,130	(87,395)	144,304
Other comprehensive income (loss):	166,707	(33,326)	213,346	(138,307)
Comprehensive income (loss)	$324,709	$(140,882)	$441,861	$(266,902)

Interest Income and Average Earning Asset Yield

We had average earning assets of $5.4 billion and $1.8 billion for the quarters ended September 30, 2009 and 2008, and $3.7 billion and $1.7 billion for the nine months ended September 30, 2009 and 2008, respectively.  Our interest income was $104.7 million and $23.5 million for the quarters ended September 30, 2009 and 2008 and $197.8 million and $81.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Our interest income increase resulted from the increase in our interest earning assets which followed our 2009 secondary offerings.  The annualized yield on our portfolio was 7.71% and 5.35% for the quarters ended September 30, 2009 and 2008 and 7.20% and 6.03% for the nine months ended September 30, 2009 and 2008, respectively.  The increase in the annualized yield is attributed to the purchase of higher yielding assets with the proceeds from our 2009 secondary offerings.

Interest Expense and the Cost of Funds

We had average borrowed funds of $2.2 billion and $1.3 billion and total interest expense of $9.2 million and $15.5 million for the quarters ended September 30, 2009 and 2008, respectively.  We had average borrowed funds of $1.5 billion and $1.4 billion and total interest expense of $26.6 million and $49.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Our annualized cost of funds was 1.67% and 4.64% for the quarters ended September 30, 2009 and 2008, and 2.29% and 4.82% for the nine months ended September 30, 2009 and 2008, respectively.  The decline in interest expense is related to a decrease in the borrowing rates for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008, the decrease in borrowed funds, and the termination of interest rate swaps.

The table below shows our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the quarters ended September 30, 2009, June 30, 2009, and March 31, 2009, year ended December 31, 2008, the quarters ended December 31, 2008, and September 30, 2008.

Average Cost of Funds
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One- Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For the quarter ended
September 30, 2009	$2,207,441	$9,197	1.67%	0.27%	0.84%	-0.57%	1.40%	0.83%
For the quarter ended
June 30, 2009	$1,386,535	$8,313	2.40%	0.37%	1.39%	-1.02%	2.03%	1.01%
For the quarter ended
March 31, 2009	$1,038,460	$9,042	3.48%	0.46%	1.74%	-1.28%	3.02%	1.74%
For the year ended
December 31, 2008	$1,304,873	$60,544	4.64%	2.68%	3.06%	-0.38%	1.96%	1.58%
For the quarter ended
December 31, 2008	$1,105,239	$10,954	3.96%	2.23%	2.94%	-0.71%	1.73%	1.02%
For the quarter ended
September 30, 2008	$1,339,531	$15,543	4.64%	2.62%	3.19%	-0.57%	2.02%	1.45%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $95.5 million and $7.9 million for the quarters ended September 30, 2009 and 2008, and $171.2 million and $32.0 million for the nine months ended September 30, 2009 and 2008, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 6.04% and 0.71% for the quarters ended September 30, 2009 and 2008 and 4.91% and 1.21% for the nine months ended September 30, 2009 and 2008, respectively.  We attribute the increase in net interest income and net interest spread to the decline in the interest rates at which we borrow funds and the purchase of higher yielding assets following our 2009 secondary offerings.

The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended September 30, 2009, June 30, 2009, and March 31, 2009, the year ended December 31, 2008, the quarters ended December 31, 2008, and September 31, 2008.

Net Interest Income

	Average Earning Assets Held	Interest Earned on Assets	Yield on Average Interest Earning Assets	Average Debt Balance	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)
For the quarter ended
September 30, 2009	$5,433,321	$104,690	7.71%	$2,207,441	$9,197	1.67%	$95,493	6.04%
For the quarter ended
June 30, 2009	$3,812,897	$65,077	6.83%	$1,386,535	$8,313	2.40%	$56,764	4.43%
For the quarter ended
March 31, 2009	$1,739,767	$28,007	6.44%	$1,038,460	$9,042	3.48%	$18,965	2.96%
For the year ended
December 31, 2008	$1,711,705	$105,259	5.96%	$1,304,873	$60,544	4.64%	$44,715	1.32%
For the quarter ended
December 31, 2008	$1,621,205	$23,656	5.74%	$1,105,239	$10,954	3.96%	$12,702	1.78%
For the quarter ended
September 30, 2008	$1,751,748	$23,458	5.35%	$1,339,531	$15,543	4.64%	$7,915	0.71%

Gains and Losses on Sales of Assets

During the quarter ended September 30, 2009, we sold assets with a carrying value of $924.5 million which resulted in a net gain of approximately $74.5 million.  For the quarter ended September 30, 2008, we sold assets with a carrying value of $432.6 million and terminated $983.4 million in interest rate swaps, which resulted in net realized losses of approximately $113.1 million and $10.5 million, respectively.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $8.7 million and $1.7 million for the quarters ended September 30, 2009 and 2008, and $17.2 million and $6.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The management fee is based on stockholder’s equity and the increase in the management fee for the quarter ended September 30, 2009 resulted from a full quarter of increased equity due to the completion of two secondary offerings of common stock during the last quarter.

General and administrative (or G&A) expenses, including the provision for loan losses, were $1.1 million and $253 thousand for the quarters ended September 30, 2009 and 2008 and $4.2 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively.   G&A expenses increased during the period due primarily to an increase in the investment management fees.

Total expenses as a percentage of average total assets were 0.91% and 0.46% for the quarters ended September 30, 2009 and 2008 and 0.97% and 0.75% for the nine months ended September 30, 2009 and 2008, respectively.  The increase in total expenses as a percentage of average total assets is the result of an increase in investment management fees at September 30, 2009.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended September 30, 2009, June 30, 2009, March 31, 2009, for the year ended December 31, 2008, the quarters ended December 31, 2008, September 30, 2008.

Management Fees and G&A Expenses and Operating Expense Ratios

	Total Management Fee and G&A Expenses	Management Fee and G&A Expenses/Total Assets	Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the quarter ended September 30, 2009	$9,753	0.91%	1.89%
For the quarter ended June 30, 2009	$7,946	1.08%	2.67%
For the quarter ended March 31, 2009	$3,722	0.94%	3.51%
For the year ended December 31, 2008	$14,027	0.85%	3.50%
For the quarter ended December 31, 2008	$3,918	1.10%	4.78%
For the quarter ended September 30, 2008	$1,934	0.46%	2.46%

Net Income (Loss) and Return on Average Equity

Our net income was $158.0 million and $228.5 million for the quarter and nine months ended September 30, 2009, respectively.   Our net loss was $107.6 million and $128.6 million for the quarter and nine months ended September 30, 2008.  The table below shows our net interest income, gain (loss) on sale of assets and other OTTI charges, unrealized gains (loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarter ended September 30, 2009, June 30, 2009, and March 31, 2009, the year ended December 31, 2008, the quarters ended December 31, 2008, and September 31, 2008.  Our return on average equity increased from (136.88%) for the quarter ended September 30, 2008 to 30.55% for the quarter ended September 30, 2009 primarily due to realized gains on sales of investments.

Components of Return on Average Equity
	Net Interest Income/Average Equity	Realized Gain (Loss) on Sales and OTTI/Average Equity	Unrealized Gain (Loss) on Interest Rate Swaps/Average Equity	Total Expenses/ Average Equity	Income Tax/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For the quarter ended September 30, 2009	18.47%	13.97%	0.00%	-1.89%	0.00%	30.55%
For the quarter ended June 30, 2009	19.08%	0.95%	0.00%	-2.67%	0.00%	17.36%
For the quarter ended March 31, 2009	17.91%	3.42%	0.00%	-3.51%	0.00%	17.82%
For the year ended December 31, 2008	11.17%	-38.64%	1.04%	-3.50%	0.00%	-29.93%
For the quarter ended December 31, 2008	15.50%	0.00%	0.00%	-4.78%	0.00%	10.72%
For the quarter ended September 30, 2008	10.07%	-157.28%	12.81%	-2.46%	-0.02%	-136.88%

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

We held cash and cash equivalents of approximately $21.0 million and $27.5 million at September 30, 2009 and December 31, 2008, respectively.  Our cash and cash equivalents declined as we utilized cash balances to repay short term repurchase agreements.

Our operating activities provided net cash of approximately $64.1 million and used net cash of $3.2 million for the quarters ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, our operating activities provided net cash of $102.3 million and $12.4 million, respectively.

Our investing activities used net cash of $85.4 million and provided net cash of $258.7 million for the quarters ended September 30, 2009 and 2008 and used net cash of $2.5 billion and $844.9 million for the nine months ended September 30, 2009 and 2008, respectively.   During the quarter ended September 30, 2009 we utilized cash to purchase $1.3 billion in RMBS and which were offset by proceeds from asset sales that provided approximately $995.0 million as compared to the purchase of $700 thousand of RMBS offset by RMBS sales that provided approximately $319.4 million for the quarter ended September 30, 2008.

Our financing activities provided net cash of $29.2 billion and utilized $299.2 million for the quarters ended September 30, 2009 and 2008, respectively.  Our financing activities provided net cash of $2.4 billion and $832.7 million for the nine months ended September 30, 2009 and 2008, respectively.  We expect to continue to borrow funds in the form of repurchase agreements as well as other types of financing.  As of September 30, 2009, we had $153.1 million outstanding under our repurchase agreement with Annaly collateralized by our RMBS with weighted average borrowing rates of 1.74% and weighted average remaining maturities of 1 day.  The RMBS pledged as collateral under the repurchase agreement with Annaly had an estimated fair value of $216.9 million at September 30, 2009.  The interest rates of the repurchase agreement with Annaly are generally indexed to the one-month LIBOR rate and re-price accordingly.

At September 30, 2009 and 2008, the repurchase agreements for RMBS had the following remaining maturities:

	September 30, 2009		December 31, 2008
	(dollars in thousands)
Overnight	$153,076	(1)	$-
1-30 days	1,444,243		562,119	(1)
30 to 59 days	-		-
60 to 89 days	-		-
90 to 119 days	-		-
Greater than or equal to 120 days	-		-
Total	$1,597,319		$562,119
(1) Repurchase agreements with affiliates.

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

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  However, our master repurchase agreements may require us to maintain certain debt-to-equity ratios.  At September 30, 2009, our total debt was approximately $2.0 billion which represented a debt-to-equity ratio of 0.9:1.

At September 30, 2009, we had no material commitments for capital expenditures.

Stockholders’ Equity

During the quarter ended September 30, 2009, we declared dividends to common shareholders totaling $80.3 million, or $0.12 per share, all of which were paid on October 30, 2009.  During the year ended December 31, 2008, we declared dividends to common shareholders totaling $28.9 million, or $0.62 per share.

On September 24, 2009, we adopted a dividend reinvestment and share purchase plan, or DRSPP  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.   The DRSPP is administered by the Administrator, The Bank of New York Mellon.  To date there have been no transactions under the DRSPP.

There was no preferred stock issued or outstanding as of September 30, 2009 or December 31, 2008.

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

Financing Arrangements with Annaly

In March 2008, we entered into a RMBS repurchase agreement with Annaly.  This agreement contains customary representations, warranties and covenants contained in such agreements.  As of September 30, 2009, we had $153.1 million outstanding under the agreement with a weighted average borrowing rate of 1.74%.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

Restricted Stock Grants

During the quarter ended September 30, 2009, 32,225 shares of restricted stock we had awarded to our Manager’s employees vested and 932 shares were forfeited or cancelled.  We did not grant any incentive awards during the quarter ended September 30, 2009.

At September 30, 2009 there are approximately 1.1 million unvested shares of restricted stock issued to employees of FIDAC.  For the quarter ended September 30, 2009, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $112,465.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2009.

Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS (1)	$1,597,319	$-	$-	$-	$1,597,319
Securitized debt	4,054	8,929	10,110	410,325	433,418
Interest expense on RMBS repurchase
agreements (2)	321	-	-	-	321
Interest expense on securitized debt (2)	23,722	46,664	46,672	371,686	488,744
Total	$1,625,416	$55,593	$56,782	$782,011	$2,519,802
(1) Repurchase agreements with affiliates for $153.1 million are included in balance.
(2) Interest is based on variable rates in effect as of September 30, 2009.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2009 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income %	Projected Percentage Change in Portfolio Value %
-75 Basis Points	11.57%	3.31%
-50 Basis Points	8.62%	2.21%
-25 Basis Points	5.71%	1.10%
Base Interest Rate	-	-
+25 Basis Points	-1.61%	-1.10%
+50 Basis Points	-2.64%	-2.20%
+75 Basis Points	-3.66%	-3.31%

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

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, prepayment speeds, market liquidity, credit quality, and other factors.  Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.  As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted.  If we are unable to readily obtain independent pricing to validate our estimated fair value of securities in the portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2009.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$3,906,846	$94,434	$1,349,548	$696,373	$6,047,201
Cash equivalents	21,023	-	-	-	21,023
Total rate sensitive assets	3,927,869	94,434	1,349,548	696,373	6,068,224

Rate sensitive liabilities, with the the effect of swaps	1,597,319	-	-	433,418	2,030,737
Interest rate sensitivity gap	$2,330,550	$94,434	$1,349,548	$262,955	$4,037,487

Cumulative rate sensitivity gap	$2,330,550	$2,424,984	$3,774,532	$4,037,487	$4,037,487
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	38%	40%	62%	67%

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2008 and our subsequent quarterly reports on Form 10-Q.  The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or subsequent Form 10-Qs or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.

Item 6.                      EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

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
November 6, 2009

By:	/s/ A. Alexandra Denahan
A. Alexandra Denahan
Chief Financial Officer (Principal Financial Officer)
November 6, 2009