Form 10-K
period 2009-12-31
CHIMERA INVESTMENT CORP
filed 2010-02-26
CIK 1409493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                       TO

COMMISSION FILE NUMBER:  1-33796

CHIMERA INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	26-0630461
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1211 Avenue of the Americas, Suite 2902	10036
New York, New York (Address of Principal Executive Offices)	(Zip Code)

(646) 454-3759
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

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
 Yes X_                      No   ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes___ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  X  Accelerated filer   __   Non-accelerated filer  __  Smaller reporting company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes __   No   X .

At June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,177,976,715 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on February 25, 2010 was 670,371,002.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

CHIMERA INVESTMENT CORPORATION

2009 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

ii

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

•	our expected investments;

•	changes in the value of our investments;

•	interest rate mismatches between our investments and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate investments;

•	rates of default or decreased recovery rates on our investments;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	availability of investment opportunities in real estate-related and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, the debt securities markets or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.                      Business

The Company

We are a specialty finance company that invests, either directly or indirectly through our subsidiaries, in residential mortgage-backed securities, or RMBS, residential mortgage loans, real estate-related securities and various other asset classes.  We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ending on December 31, 2007.  Therefore, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.  We were incorporated in Maryland in June 2007 and commenced operations in November 2007.  We listed our common stock on the New York Stock Exchange, or NYSE, in November 2007 and trade under the symbol “CIM”.

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

Our Manager

We are externally managed and advised by FIDAC, a fixed-income management company, pursuant to a management agreement.  All of our officers are employees of our Manager or one of its affiliates.  We believe our relationship with our Manager enables us to leverage our Manager’s well-respected and established portfolio management resources for each of our targeted asset classes and its sophisticated infrastructure supporting those resources, including investment professionals focusing on residential mortgage loans, U.S. government agency residential mortgage-backed securities, or Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, non-Agency RMBS and other asset-backed securities, or ABS.  Additionally, we have benefitted and expect to continue to benefit from our Manager’s finance and administration functions, which address legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.  Our Manager commenced active investment management operations in 1994.  At December 31, 2009 our Manager was the adviser or sub-adviser for investment vehicles, including us and CreXus Investment Corp. (a NYSE-listed commercial mortgage REIT), with approximately $6.0 billion in net assets and $13.6 billion in gross assets.

Our Manager is responsible for administering our business activities and day-to-day operations.  Pursuant to the terms of the management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel.  Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.

Our Investment Strategy

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation.  We intend to achieve this objective by investing in a diversified investment portfolio of RMBS, residential mortgage loans, real estate-related securities and various other asset classes, subject to maintaining our REIT status and exemption from registration under the 1940 Act.  The RMBS, ABS, commercial mortgage backed securities, or CMBS, and collateralized debt obligations, or CDOs, we purchase may include investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

We rely on our Manager’s expertise in identifying assets within our target asset classes.  Our Manager makes investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and our exemption from registration under the 1940 Act.

Over time, we will modify our investment allocation strategy as market conditions change to seek to maximize the returns from our investment portfolio.  We believe this strategy, combined with our Manager’s experience, will enable us to pay dividends and achieve capital appreciation throughout changing interest rate and credit cycles and provide attractive long-term returns to investors.

Our targeted asset classes and the principal investments we expect to make in each are as follows:

Asset Class		Principal Investments

Residential Mortgage-Backed Securities	•	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

	•	Agency RMBS.

Residential Mortgage Loans	•
Prime mortgage loans, which are mortgage loans that conform to the underwriting guidelines of Fannie Mae and Freddie Mac, which we refer to as Agency Guidelines; and jumbo prime mortgage loans, which are mortgage loans that conform to the Agency Guidelines except as to loan size.

	•	Alt-A mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than the documentation standards applied by certain other first lien mortgage loan purchase programs, such as the Agency Guidelines, but have one or more compensating factors such as a borrower with a strong credit or mortgage history or significant assets.

Other Asset-Backed Securities	•	CMBS.

	•	Debt and equity tranches of CDOs.

	•	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at December 31, 2009 was weighted toward non-Agency RMBS.   At December 31, 2009, approximately 67.7% of our investment portfolio was non-Agency RMBS, 25.0% of our investment portfolio was Agency RMBS, and 7.3% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2008, approximately 52.5% of our investment portfolio was non-Agency RMBS, 13.7% of our investment portfolio was Agency RMBS, and 33.8% of our investment portfolio was securitized residential mortgage loans. We expect that over the near term, our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

In addition, we have engaged in and anticipate continuing to engage in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS.  We may also engage in similar transactions with non-Agency RMBS in which we acquire AAA-rated non-Agency RMBS and immediately re-securitize those securities.  We may sell the resulting AAA-rated super senior RMBS and retain the AAA-rated mezzanine RMBS.  Our investment decisions, however, will depend on prevailing market conditions and will change over time.  As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments.  We may change our investment strategy and policies without a vote of our stockholders.

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

The securitization process is governed by one or more of the rating agencies, including Fitch Ratings, Moody’s Investors Service and Standard & Poor’s, which determine the respective bond class sizes, generally based on a sequential payment structure.  Bonds that are rated from AAA to BBB by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class are considered “below-investment grade” or “non-investment grade.”  The respective bond class sizes are determined based on the review of the underlying collateral by the rating agencies.  The payments received from the underlying loans are used to make the payments on the RMBS.  Based on the sequential payment priority, the risk of nonpayment for the investment grade RMBS is lower than the risk of nonpayment for the non-investment grade bonds.  Accordingly, the investment grade class is typically sold at a lower yield compared to the non-investment grade classes which are sold at higher yields.

We invest in investment grade and non-investment grade RMBS.  We evaluate the credit characteristics of these types of securities, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime cap, weighted-average loan-to-value and weighted-average FICO score.  Qualifying securities are then analyzed using base line expectations of expected prepayments and losses from given sectors, issuers and the current state of the fixed-income market.  Losses and prepayments are stressed simultaneously based on a credit risk-based model.  Securities in this portfolio are monitored for variance from expected prepayments, severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments.

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

We may invest in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.  We refer to these U.S. government agencies as Agencies, and to the mortgage pass-through certificates they issue or guarantee as Agency Mortgage Pass-through Certificates.  More specifically, Agency Mortgage Pass-through Certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities.  We may also invest in CMOs issued by the Agencies.  CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates.  Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired.  We refer to these types of securities as Agency CMOs, and we refer to Agency Mortgage Pass-through Certificates and Agency CMOs as Agency RMBS.

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

We anticipate engaging in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS.  We may also engage in similar transactions with non-Agency RMBS in which we would acquire AAA-rated non-Agency RMBS and immediately re-securitize those securities.  We may sell the resulting AAA-rated super senior RMBS and retain the AAA-rated mezzanine RMBS.

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

We invest primarily in residential mortgage loans underwritten to our specifications.  The originators perform the credit review of the borrowers, the appraisal of the properties securing the loan, and maintain other quality control procedures.  We generally consider the purchase of loans when the originators have verified the borrowers’ income and assets, verified their credit history and obtained appraisals of the properties.  We or a third party perform an independent underwriting review of the processing, underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan.  Depending on the size of the loans, we may not review all of the loans in a pool, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk.  Additionally, before the purchase of loans, we obtain representations and warranties from each originator stating that each loan is underwritten to our requirements or, in the event underwriting exceptions have been made, we are informed so that we may evaluate whether to accept or reject the loans.  An originator who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us.  As added security, we use the services of a third-party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping.  As a result, all of the original loan collateral documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the third-party document custodian.

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

Other Asset-Backed Securities

We may invest in securities issued in various CDO offerings to gain exposure to bank loans, corporate bonds, ABS, mortgages, RMBS and CMBS and other instruments.  To avoid any actual or perceived conflicts of interest with our Manager, an investment in any such security structured or managed by our Manager will be approved by a majority of our independent directors.  To the extent such securities are treated as debt of the CDO issuer for federal income tax purposes, we will hold the securities directly, subject to the requirements of our continued qualification as a REIT.  To the extent the securities represent equity interests in a CDO issuer for federal income tax purposes, we may be required to hold such securities through a taxable REIT subsidiary, or TRS, which would cause the income recognized with respect to such securities to be subject to federal (and applicable state and local) corporate income tax.  See “Risk Factors – Tax Risks.”  We could fail to qualify as a REIT or we could become subject to a penalty tax if the income we recognize from certain investments that are treated or could be treated as equity interests in a foreign corporation exceed 5% of our gross income in a taxable year.

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

In general, CDO issuers are special purpose vehicles that hold a portfolio of income-producing assets financed through the issuance of rated debt securities of different seniority and equity.  The debt tranches are typically rated based on cash flow structure, portfolio quality, diversification and credit enhancement.  The equity securities issued by the CDO vehicle are the “first loss” piece of the CDO vehicle’s capital structure, but they are also generally entitled to all residual amounts available for payment after the CDO vehicle’s senior obligations have been satisfied.  Some CDO vehicles are “synthetic,” in which the credit risk to the collateral pool is transferred to the CDO vehicle by a credit derivative such as a credit default swap.

We also may invest in consumer ABS.  These securities are generally securities for which the underlying collateral consists of assets such as home equity loans, credit card receivables and auto loans.  We also expect to invest in non-consumer ABS.  These securities are generally secured by loans to businesses and consist of assets such as equipment loans, truck loans and agricultural equipment loans.  Issuers of consumer and non-consumer ABS generally are special purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders.  We may purchase RMBS and ABS which are denominated in foreign currencies or are collateralized by non-U.S. assets.

Investment Guidelines

We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition.  Our Manager’s Investment Committee reviews our compliance with the investment guidelines periodically and our board of directors receives an investment report at each quarter-end in conjunction with its review of our quarterly results.  Our board also reviews our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at each regularly scheduled board of directors meeting.

Our board of directors and our Manager’s Investment Committee have adopted the following guidelines for our investments and borrowings:

•	No investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	No investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•	With the exception of real estate and housing, no single industry shall represent greater than 20% of the securities or aggregate risk exposure in our portfolio; and

•
Investments in non-rated or deeply subordinated ABS or other securities that are non-qualifying assets for purposes of the 75% REIT asset test will be limited to an amount not to exceed 50% of our stockholders’ equity.

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2009, our ratio of debt-to-equity was 1.1:1. For purposes of calculating this ratio, our equity is equal to the total stockholders’ equity on our consolidated statements of financial condition.  Our debt consists of repurchase agreements and securitized debt.   As part of our borrowing, we have entered into a RMBS repurchase agreement with Annaly, which owns approximately 6.7% of our outstanding shares of common stock.  As of December 31, 2009, we had outstanding under this agreement $259.0 million which consists of approximately 13% of our total financing.

Subject to our maintaining our qualification as a REIT, we may use a number of sources to finance our investments, including the following:

•
Repurchase Agreements.  We finance certain of our assets through the use of repurchase agreements.  We anticipate that repurchase agreements will be one of the sources we will use to achieve our desired amount of leverage for our residential real estate assets.  We maintain formal relationships with multiple counterparties to obtain financing on favorable terms.

•
Warehouse Facilities.  We may utilize credit facilities for capital needed to fund our assets.  We intend to maintain formal relationships with multiple counterparties to maintain warehouse lines on favorable terms.

•
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

•
Asset-Backed Commercial Paper.  We may finance certain of our assets using asset-backed commercial paper, or ABCP, conduits, which are bankruptcy-remote special purpose vehicles that issue commercial paper and the proceeds of which are used to fund assets, either through repurchase or secured lending programs.  We may utilize ABCP conduits of third parties or create our own conduit.

•
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

We engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.  The federal income tax rules applicable to REITs require us to implement certain of these techniques through a TRS that is fully subject to corporate income taxation.  Our interest rate management techniques may include:

•	puts and calls on securities or indices of securities;

•	Eurodollar futures contracts and options on such contracts;

•	interest rate caps, swaps and swaptions;

•	U.S. treasury securities and options on U.S. treasury securities; and

•	other similar transactions.

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

Our independent directors review our Manager’s performance annually, and following the initial term, the management agreement may be terminated by us without cause upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock (other than shares held by Annaly or its affiliates), based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us, or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors.  We will provide our Manager with 180-days’ prior notice of such termination.  Upon termination without cause, we will pay our Manager a substantial termination fee.  We may also terminate the management agreement with 30 days’ prior notice from our board of directors, without payment of a termination fee, for cause or upon a change of control of Annaly or our Manager, each as defined in the management agreement. Our Manager may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, in which case we would not be required to pay a termination fee.  Our Manager may also decline to renew the management agreement by providing us with 180-days’ written notice, in which case we would not be required to pay a termination fee.

We pay our Manager a management fee quarterly in arrears in an amount equal to 1.50% per annum, calculated quarterly, of our stockholders’ equity.  For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of such quarter  (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, and less any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income, or OCI, or loss, or in net income).  This amount is adjusted to exclude one-time events pursuant to changes in generally accepted accounting principles, or GAAP, and certain non-cash charges after discussions between our Manager and our independent directors and approved by a majority of our independent directors.  The management fee will be reduced, but not below zero, by our proportionate share of any CDO base management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs.  The management fee is payable independent of the performance of our investment portfolio.

For the years ended December 31, 2009 and 2008 and the period November 21, 2007 to December 31, 2007, our Manager earned management fees of $25.7 million, $8.4 million and $1.2 million, respectively and received expense reimbursement of $0, $0 and $698 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

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

Available Information

Our investor relations website is www.chimerareit.com.  We make available on the website under "Financial Information/SEC filings," free of charge, our annual report on Form 10-K and any other reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

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

Our results of operations are materially affected by conditions in the mortgage market, the financial markets and the economy generally. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. The mortgage market, including the market for prime and Alt-A loans, has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The severity of the liquidity limitation was largely unanticipated by the markets. For now (and for the foreseeable future), access to mortgages has been substantially limited. This has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. The market deterioration has caused us to expect increased losses related to our holdings and, during 2008, to sell assets at a loss.  Continued market deterioration may once again force us to sell assets at a loss.

A substantial portion of our assets are classified for accounting purposes as “available-for-sale” and carried at fair value. Changes in the fair values of those assets are directly charged or credited to OCI. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings.

All of our repurchase agreements and interest rate swap agreements are subject to bilateral margin calls in the event that the collateral securing our obligations under those facilities exceeds or does not meet our collateralization requirements.   For example, during 2008, due to the deterioration in the market value of our assets, we received and met margin calls under our repurchase agreements, which required us to obtain additional funding from third parties, including from Annaly, and taking other steps to increase our liquidity. Additionally, the disruptions during 2008 resulted in us not being in compliance with the net income covenant in one of our whole loan repurchase agreements and the liquidity covenants in our other whole loan repurchase agreement at a time during which we had no amounts outstanding under those facilities. We amended these covenants, and on July 29, 2008, we terminated those facilities to avoid paying non-usage fees.  We can provide no assurances that such events will not occur again and at a time when we cannot find additional funding which may result in us having to dispose of assets at an inopportune time when prices are depressed.

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

Mortgage loan modification programs, future legislative action and changes in the requirements necessary to qualify for refinancing a mortgage may adversely affect the value of, and the returns on, the assets in which we invest.

During the second half of 2008, in 2009, and so far in 2010, the U.S. government, through the Federal Housing Administration, or FHA, and the FDIC, implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans and the Home Affordable Modification Program, or HAMP, which provides a detailed, uniform model for one-time modification of eligible residential mortgage loans.  The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings.  These loan modification programs, including future legislative or regulatory actions and amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage may adversely affect the value of, and the returns on, our non-Agency RMBS and Agency RMBS.  Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any modification.

The U.S. Government's pressing for refinancing of certain loans may affect prepayment rates for mortgage loans in mortgage-backed securities.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans in mortgage-backed securities.  In connection with government-related securities, in February 2009 President Obama unveiled the Homeowner Affordability and Stability Plan, which, in part, calls upon Fannie Mae and Freddie Mac to loosen their eligibility criteria for the purchase of loans in order to provide access to low-cost refinancing for borrowers who are current on their mortgage payments but who cannot otherwise qualify to refinance at a lower market rate.  The major change was to permit an increase in the loan-to-value, or LTV, ratio of a refinancing loan eligible for sale up to 105%.  In July 2009, the FHFA authorized Fannie Mae and Freddie Mac to raise the present LTV ratio ceiling of 105% to 125%.  The charters governing the operations of Fannie Mae and Freddie Mac prohibit purchases of loans with loan to value ratios in excess of 80% unless the loans have mortgage insurance (or unless other types of credit enhancement are provided in accordance with the statutory requirements).  The FHFA, which regulates Fannie Mae and Freddie Mac, determined that new mortgage insurance will not be required on the refinancing if the applicable entity already owns the loan or guarantees the related mortgage-backed securities.  Additionally, the Treasury reports that in some cases a new appraisal will not be necessary upon refinancing.  The Treasury estimates that up to 5,000,000 homeowners with loans owned or guaranteed by Fannie Mae or Freddie Mac may be eligible for this refinancing program, which is scheduled to terminate in June 2010.

The HERA authorized a voluntary FHA mortgage insurance program called HOPE for Homeowners, or H4H Program, designed to refinance certain delinquent borrowers into new FHA-insured loans.  The H4H Program targets delinquent borrowers under conventional mortgage loans, as well as under government-insured or -guaranteed mortgage loans, that were originated on or before January 1, 2008.  Holders of existing mortgage loans being refinanced under the H4H Program must accept a write-down of principal and waive all prepayment fees.  While the use of the program has been extremely limited to date, Congress continues to amend the program to encourage its use.  The H4H Program is effective through September 30, 2011.

To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in mortgage-backed securities, that could potentially harm our income and operating results, particularly in connection with loans or mortgage-backed securities purchased at a premium or our interest-only securities.

The actions of the U.S. government, Federal Reserve and Treasury, including the establishment of the TALF and the PPIP, may adversely affect our business.

The TALF was first announced by the Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement.  Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset backed securities but not RMBS.  The nature of the eligible assets has been expanded several times.  The Treasury has stated that through its expansion of the TALF, non-recourse loans will be made available to investors to certain fund purchases of legacy securitization assets.  On March 23, 2009, the Treasury in conjunction with the FDIC, and the Federal Reserve, announced the PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds.  The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.

It is not possible to predict how the TALF, the PPIP, or other recent U.S. Government actions will impact the financial markets, including current significant levels of volatility, or our current or future investments.  To the extent the market does not respond favorably to these initiatives or they do not function as intended, our business may not receive any benefits from this legislation.  In addition, the U.S. government, Federal Reserve, Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

There can be no assurance that the actions of the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, including the establishment of the TALF and the PPIP, or market response to those actions, will achieve the intended effect, that our business will benefit from these actions or that further government or market developments will not adversely impact us.

In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken action to attempt to stabilize the financial markets.  Significant measures include the enactment of the Economic Stabilization Act of 2008, or the EESA, to, among other things, establish the Troubled Asset Relief Program, or the TARP; the enactment of the HERA, which established a new regulator for Fannie Mae and Freddie Mac; the establishment of the TALF; and the establishment of the PPIP.

There can be no assurance that the EESA, HERA, TALF, PPIP or other recent U.S. Government actions will have a beneficial impact on the financial markets, including on current levels of volatility.  To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation.  There can also be no assurance that we will be eligible to participate in any programs established by the U.S. Government such as the TALF or the PPIP or, if we are eligible, that we will be able to utilize them successfully or at all.  In addition, because the programs are designed, in part, to provide liquidity to restart the market for certain of our targeted assets, the establishment of these programs may result in increased competition for attractive opportunities in our targeted assets.  It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. Government. In addition, the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government, on July 30, 2008, Congress passed the Housing and Economic Recovery Act of 2008, or the HERA.  Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac.  On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and Agency RMBS.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of this new legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of mortgage-backed securities to a modest amount through the end of 2009. It is currently planned for Fannie Mae and Freddie Mac to reduce gradually their mortgage-backed securities portfolios beginning in 2010.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and FHFA have entered into Preferred Stock Purchase Agreements (PSPAs) between the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth. On December 24, 2009, the U.S. Treasury amended the terms of the U.S. Treasury’s  PSPAs with Fannie Mae and Freddie Mac to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The U.S. Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

Although the Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably diminished. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse market implications and severe adverse consequences to our business.

Such consequences to us may include an inability to use Agency RMBS as collateral for our financings under our repurchase agreements since any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions, or to maintain our exemption under the 1940 Act.  Further, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on these securities and the cost of financing them.  All of the foregoing as well as unforeseen consequences resulting from the foregoing could materially and adversely affect our business, operations and financial condition.

A significant portion of our financing is from Annaly which is a significant shareholder of ours and which owns our Manager.

Our ability to fund our investments on a leveraged basis depends to a large extent upon our ability to secure warehouse, repurchase, credit, and/or commercial paper financing on acceptable terms. The current dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, commencing in 2008, we entered into a RMBS repurchase agreement with Annaly, which owns approximately 6.7% of our outstanding shares of common stock. This agreement contains customary representations, warranties and covenants contained in such agreements including Annaly having the right to make margin calls if the value of our RMBS collateralizing the agreement falls.  As of December 31, 2009, we had $259.0 million outstanding under this agreement which consists of approximately 13% of our total financing.  Our RMBS repurchase agreement with Annaly is at market rates and is secured by the RMBS pledged under the agreement and is callable by Annaly on a weekly basis. We do not expect to increase significantly the amount of securities pledged to Annaly or significantly increase or decrease the funds we borrow from Annaly. We cannot assure you that Annaly will continue to provide us with such financing. If Annaly does not provide us with financing, we cannot assure you that we will be able to replace such financing.  If we are not able to replace this financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

Risks Associated With Our Management and Relationship With Our Manager

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. We have no employees other than our officers.  Our officers are also employees of our Manager, which has significant discretion as to the implementation of our investment and operating policies and strategies.   Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager.  Our Manager’s employees evaluate, negotiate, structure, close and monitor our investments; therefore, our success will depend on their continued service.  The departure of any of the senior managers of our Manager could have a material adverse effect on our performance.  In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s senior managers.  Our management agreement with our Manager only extends until December 31, 2010.  If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.  Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s employees are contractually dedicated to us under our management agreement with our Manager.  The only employees of our Manager who are primarily dedicated to our operations are Christian J. Woschenko, our Head of Investments, and William B. Dyer, our Head of Underwriting.

There are conflicts of interest in our relationship with our Manager and Annaly, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Annaly and our Manager.  An Annaly executive officer is our Manager’s sole director, two of Annaly’s employees are our directors and several of Annaly’s employees are officers of our Manager and us.   Specifically, each of our officers also serves as an employee of our Manager or its affiliates.   As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Annaly or our Manager.   There may also be conflicts in allocating investments which are suitable both for us and Annaly as well as other FIDAC managed investment vehicles, including CreXus Investment Corp., or CreXus, a public specialty finance company that acquires, manages, and finances, directly or through its subsidiaries, commercial mortgage loans and other commercial real estate debt, CMBS, and other commercial real estate-related assets.  Annaly owns approximately 4.5 million shares of common stock of CreXus.  Annaly and CreXus    may compete with us with respect to certain investments which we may want to acquire, and as a result we may either not be presented with the opportunity or have to compete with Annaly to acquire these investments.   Our Manager and our officers may choose to allocate favorable investments to Annaly or CreXus instead of to us.   The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us.   Further, during turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, other entities for which our Manager also acts as an investment manager will likewise require greater focus and attention, placing our Manager’s resources in high demand.   In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if our Manager did not act as a manager for other entities.   There is no assurance that the allocation policy that addresses some of the conflicts relating to our investments will be adequate to address all of the conflicts that may arise.  In addition, we have entered into a repurchase agreement with Annaly, our Manager’s parent, to finance our RMBS.  This financing arrangement may make us less likely to terminate our Manager.  It could also give rise to further conflicts because Annaly may be a creditor of ours.  As one of our creditors, Annaly’s interests may diverge from the interests of our stockholders.

We pay our Manager substantial management fees regardless of the performance of our portfolio.   Our Manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.   This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.  Annaly owns approximately 6.7% of our outstanding shares of common stock which entitles them to receive quarterly distributions.  In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital.  Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.  Annaly may sell the shares in us purchased concurrently with our initial public offering at any time after the earlier of (i) November 15, 2010 or (ii) the termination of the management agreement.  Annaly may sell the shares in us purchased immediately after our 2008 secondary offering at any time after the earlier of (i) October 24, 2011 or (ii) the termination of the management agreement.  Annaly may sell the shares in us that it purchased immediately after our April 15, 2009 secondary offering at any time after the earlier of (i) April 15, 2012 or (ii) the termination of the management agreement. Annaly may sell the shares in us that it purchased immediately after our May 27, 2009 secondary offering at any time after the earlier of (i) May 27, 2012 or (ii) the termination of the management agreement.  To the extent Annaly sells some of its shares, its interests may be less aligned with our interests.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our president, chief financial officer, head of investments, treasurer, controller, secretary and head of underwriting also serve as employees of our Manager.   In addition, certain of our directors are employees of our Manager or its affiliates.   Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually, and following the initial term, the management agreement may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock (other than those shares held by Annaly or its affiliates), based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. Additionally, upon such termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual base management fee calculated as of the end of the most recently completed fiscal quarter.   These provisions may adversely affect our ability to terminate our Manager without cause. Our Manager is only contractually committed to serve us until December 31, 2010.   Thereafter, the management agreement is renewable on an annual basis, however, our Manager may terminate the management agreement annually upon 180-days’ prior notice.   If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

Our investment focus is different from those of other entities that are or have been managed by our Manager. In particular, entities managed by our Manager have not purchased whole mortgage loans or structured whole loan securitizations. In addition, our Manager has limited experience in managing CDOs and investing in CDOs, non-Agency RMBS, CMBS and other ABS which we may pursue as part of our investment strategy. Accordingly, our Manager’s historical returns are not indicative of its performance for our investment strategy and we can offer no assurance that our Manager will replicate the historical performance of the Manager’s investment professionals in their previous endeavors. Our investment returns could be substantially lower than the returns achieved by our Manager’s investment professionals’ previous endeavors.

We compete with investment vehicles of our Manager for access to our Manager’s resources and investment opportunities.

Our Manager provides investment and financial advice to a number of investment vehicles, including CreXus, and some of our Manager’s personnel are also employees of Annaly and in that capacity are involved in Annaly’s investment process. Accordingly, we will compete with our Manager’s other investment vehicles and with Annaly for our Manager’s resources. Our Manager may sponsor and manage other investment vehicles with an investment focus that overlaps with ours, which could result in us competing for access to the benefits that we expect our relationship with our Manager will provide to us.

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than a year.  The volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain lenders.  We depend upon the availability of adequate funding and capital for our operations.  We intend to finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, securitizations, commercial paper and CDOs.  Our access to capital depends upon a number of factors over which we have little or no control, including:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current and potential future earnings and cash distributions;
•	the market price of the shares of our capital stock; and
•	the market’s view of the quality of our assets.

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

We have and expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper and term CDOs. Current market conditions have affected the cost and availability of financing from each of these sources — and their individual providers — to different degrees; some sources generally are unavailable, some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing. Non-Agency RMBS have been harder to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings have been negatively impacted.

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

Certain issuers of ABCP, have been unable to place (or roll) their securities, which has resulted, in some instances, in forced sales of MBS, and other securities which has further negatively impacted the market value of these assets.  These market conditions are fluid and likely to change over time.

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

Our business, results of operations and financial condition may be materially adversely affected by disruptions in the financial markets.  We cannot assure you, under such extreme conditions, that these markets will remain an efficient source of long-term financing for our assets.  If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may not be available.  Further, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments.  We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.  If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to our stockholders.  Moreover, our ability to grow will be dependent on our ability to procure additional funding.  To the extent we are not able to raise additional funds through the issuance of additional equity or borrowings, our growth will be constrained.

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

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Because we are a holding company that will conduct its businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act, the rules and regulations promulgated under the 1940 Act and SEC staff interpretative guidance, which may adversely affect our performance.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

We expect Chimera Asset Holding LLC and certain subsidiaries that we may form in the future to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of each of their portfolios must be comprised of qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. If the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) which excludes from the definition of “investment company” any company primarily engaged, directly or through majority-owned subsidiaries, in a business, among others, described in Section 3(c)(5)(C) of the 1940 Act (from which not less than 25% of such company's gross income during its last fiscal year was derived) together with an additional business or additional businesses other than investing, reinvesting, owning, holding or trading in securities. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

We expect certain of our subsidiaries we may form in the future, including subsidiaries we may form for the purpose of borrowing under TALF, to rely on Section 3(c)(7) for their 1940 Act exemption and, therefore our interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether we pass the 40% test.

We may in the future, however, organize one or more subsidiaries, including subsidiaries we may form for the purpose of borrowing under TALF, that seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7.  If we organize subsidiaries that rely on Rule 3a-7 for an exemption from the 1940 Act, these subsidiaries will also need to comply with the restrictions described in “Business—Operating and Regulatory Structure—1940 Act Exemption.” In general, Rule 3a-7 exempts from the 1940 Act issuers that limit their activities as follows:

•           the issuer issues securities the payment of which depends primarily on the cash flow from “eligible assets” that by their terms convert into cash within a finite time period;

•           the securities sold are fixed income securities rated investment grade by at least one rating agency (fixed income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer);

•           the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued, (2) so that the acquisition or disposition does not result in a downgrading of the issuer’s fixed income securities and (3) the eligible assets are not acquired or disposed of for the primary purpose of recognizing gains or decreasing losses resulting from market value changes; and

•           unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

Any subsidiary also would need to be structured to comply with any guidance that may be issued by the Division of Investment Management of the SEC on how the subsidiary must be organized to comply with the restrictions contained in Rule 3a-7. Compliance with Rule 3a-7 may require that the indenture governing the subsidiary include additional limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur. In light of the requirements of Rule 3a-7, our ability to manage assets held in a special purpose subsidiary that complies with Rule 3a-7 will be limited and we may not be able to purchase or sell assets owned by that subsidiary when we would otherwise desire to do so, which could lead to losses. Initially, we will limit the aggregate value of our interests in our subsidiaries that may in the future seek to rely on Rule 3a-7 to 20% or less of our total assets on an unconsolidated basis, as we continue to discuss with the SEC staff the use of subsidiaries that rely on Rule 3a-7 to finance our operations.

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company of which 50% or more of the outstanding voting securities are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

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

We leverage our investments through borrowings, generally through the use of repurchase agreements, warehouse facilities, credit facilities, securitizations, commercial paper and CDOs. We are not required to maintain any specific debt-to-equity ratio. The amount of leverage we use varies depending on our ability to obtain credit facilities, the lenders’ and rating agencies’ estimates of the stability of the investments’ cash flow, and our assessment of the appropriate amount of leverage for the particular assets we are funding. Under some credit facilities, we expect to be required to maintain minimum average cash balances in connection with borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from leveraging our investments, require us to decrease our rate of leverage, increase the amount of collateral we post, or increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders, which could adversely affect the price of our common stock. We may not be able to meet our debt service obligations, and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise. The satisfaction of such margin calls may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders or sales of assets at inopportune times or prices may cause the value of our common stock to decline, in some cases, precipitously.

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

 It is possible that the lenders that provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, including our mortgage loans. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the warehouse facilities that they provide to us. Our lenders also may revise their eligibility requirements for the types of residential mortgage loans they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Financing of equity-based lending, for example, may become more difficult in the future. Moreover, the amount of financing we will receive under our warehouse and repurchase facilities will be directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Typically warehouse, repurchase, and credit facilities grant the respective lender the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be forced to sell assets at the same time as others facing similar pressures to sell similar assets, which could greatly exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price.

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

Beginning in mid-February 2008, credit markets experienced a dramatic and sudden adverse change.  The severity of the limitation on liquidity was largely unanticipated by the markets.   Credit once again froze, and in the mortgage market, valuations of non-Agency RMBS and whole mortgage loans came under severe pressure.  This credit crisis began in early February 2008, when a heavily leveraged investor announced that it had to de-lever and liquidate a portfolio of approximately $30 billion of non-Agency RMBS.  Prices of these types of securities dropped dramatically, and lenders started lowering the prices on non-Agency RMBS that they held as collateral to secure the loans they had extended.  The subsequent failure in March 2008 of Bear Stearns & Co. worsened the crisis.  As the year progressed, deterioration in the fair value of our assets continued, we received and met margin calls under our repurchase agreements, which resulted in our obtaining additional funding from third parties, including from Annaly, an affiliate, and taking other steps to increase our liquidity.

The challenges of 2008 and 2009 have continued as financing difficulties have severely pressured liquidity and asset values.  In September 2008, Lehman Brothers Holdings, Inc., a major investment bank, experienced a major liquidity crisis and failed.  Securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news.  This dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms.   As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements.  In addition, we have continued to seek funding from Annaly.  Under these circumstances, we expect to take actions intended to protect our liquidity, which may include reducing borrowings and disposing of assets as well as raising capital.

During this period of market dislocation, fiscal and monetary policymakers have established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders.  It is not possible for us to predict how these actions will impact our business.  Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under very difficult market conditions.  As a result, there can be no assurance that the EESA, the TARP, the TALF, PPIP or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Certain financing facilities we may enter into may contain extensive restrictions, covenants, and representations and warranties that, among other things, require us to satisfy specified financial, asset quality, loan eligibility and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. The covenants and restrictions we expect in our financing facilities may restrict our ability to, among other things:

•	incur or guarantee additional debt;
•	make certain investments or acquisitions;
•	make distributions on or repurchase or redeem capital stock;
•	engage in mergers or consolidations;
•	finance mortgage loans with certain attributes;
•	reduce liquidity below certain levels;
•	grant liens;
•	incur operating losses for more than a specified period;
•	enter into transactions with affiliates; and
•	hold mortgage loans for longer than established time periods.

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

We will use repurchase agreements, warehouse facilities, credit facilities and commercial paper to finance our investments. We currently have uncommitted repurchase agreements with 18 counterparties, including Annaly, for financing our RMBS.  Our repurchase agreements are uncommitted and the counterparty may refuse to advance funds under the agreements to us.  If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

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

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

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

We have and expect to continue to securitize certain of our portfolio investments to generate cash for funding new investments. We expect to structure these transactions either as financing transactions or as sales for GAAP.  In each such transaction, we convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to securitize our portfolio could hurt our performance and our ability to grow our business.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

We expect that the terms of CDOs we may sponsor will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as ‘‘over-collateralization.’’ We anticipate that the CDO terms will provide that, if certain delinquencies or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure you of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Given recent volatility in the CDO market, rating agencies may depart from historic practices for CDO financings, making them more costly for us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

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

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	the amount of income that a REIT may earn from hedging transactions (other than through TRSs) to offset interest rate losses is limited by federal tax provisions governing REITs;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•	the party owing money in the hedging transaction may default on its obligation to pay.

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

There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	as explained in further detail in the risk factor immediately below, the party owing money in the hedging transaction may default on its obligation to pay;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•
the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

Whether the derivatives we acquire achieve hedge accounting treatment or not, hedging generally involves costs and risks. Our hedging strategies may adversely affect us because hedging activities involve costs that we will incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. Especially if our hedging strategies are not effective, we could incur significant hedging-related costs without any corresponding economic benefits.

We have elected not to qualify for hedge accounting treatment.

We record derivative and hedge transactions in accordance with GAAP.  We have elected not to qualify for hedge accounting treatment.  As a result, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

Declines in the fair values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A substantial portion of our assets are classified for accounting purposes as “available-for-sale” and carried at fair value.  Changes in the fair values of those assets will be directly charged or credited to OCI.  In addition, a decline in values will reduce the book value of our assets. A decline in the fair value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

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

As we are a public company, our management is required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires an independent registered public accounting firm to deliver an attestation report on management’s assessment of, and the operating effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements beginning with the year ending December 31, 2008. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging.  We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Sections 302 and 404 of the Sarbanes-Oxley Act.  The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting.  Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate all material weaknesses in a timely manner.  The existence of any material weaknesses in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the trading price of our stock.

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

Our investments in subordinated RMBS are generally in the “first loss” position and our investments in the mezzanine RMBS are generally in the “second loss” position and therefore subject to losses.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the issuing trust, and then by the “first loss” subordinated security holder and then by the “second loss” mezzanine holder.  In the event of default and the exhaustion of any classes of securities junior to those in which we invest and there is any further loss, we will not be able to recover all of our investment in the securities we purchase.  In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related RMBS, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.  The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.  A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying RMBS to make principal and interest payments may be impaired.  In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

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

There are seldom any restrictions on borrowers’ abilities to prepay their residential mortgage loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our portfolio of residential mortgage loans, RMBS, and CDOs backed by real estate-related assets and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

To the extent our investments are purchased at a premium, faster than expected prepayments result in a faster than expected amortization of the premium paid, which would adversely affect our earnings.  Conversely, if these investments were purchased at a discount, faster than expected prepayments accelerate our recognition of income.  On February 10, 2010, Fannie Mae and Freddie Mac announced their intention to significantly increase their purchases of delinquent loans from the pools of mortgages collateralizing their Agency MBS beginning in March 2010, which could materially impact the rate of principal prepayments on our Agency MBS guaranteed by these two government sponsored enterprises or GSEs.

The mortgage loans we invest in and the mortgage loans underlying the mortgage and asset-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In addition, we invest in non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest is not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. The U.S. Department of Treasury and FHFA have also entered into preferred stock purchase agreements between the U.S. Department of Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.  Asset-backed securities are bonds or notes backed by loans or other financial assets. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the RMBS and CMBS we invest in are subject to all of the risks of the respective underlying mortgage loans.

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

Our Manager’s due diligence of potential investments may not reveal all of the liabilities associated with such investments and may not reveal other weaknesses in such investments, which could lead to investment losses.

Before making an investment, our Manager assesses the strengths and weaknesses of the originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Manager relies on resources available to it and, in some cases, an investigation by third parties. This process is particularly important with respect to newly formed originators or issuers with unrated and other subordinated tranches of MBS and ABS because there may be little or no information publicly available about these entities and investments. There can be no assurance that our Manager’s due diligence process will uncover all relevant facts or that any investment will be successful.

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate and may own real estate directly in the future, either through direct investments or upon a default of mortgage loans. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	adverse changes in national and local economic and market conditions;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and
•	the potential for uninsured or under-insured property losses.

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

We may in the future invest in RMBS backed by collateral pools of subprime residential mortgage loans. ‘‘Subprime’’ mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

Our Manager will utilize analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our investments and strategies, our Manager must rely heavily on analytical models (both net present value based loss mitigation models and those supplied by third-parties) and information and data supplied by third-parties, or Models and Data.  Models and Data will be used to value investments or potential investments and also in connection with hedging our investments.  When Models and Data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on Models and Data, especially valuation models, our Manager may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether.  Similarly, any hedging based on faulty Models and Data may prove to be unsuccessful.  Furthermore, any valuations of our investments that are based on valuation models may prove to be incorrect.

Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as MBS. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

Some of the analytical models used by our Manager, such as mortgage prepayment models or mortgage default models, are predictive in nature.  The use of predictive models has inherent risks.  For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain investments than actual market prices.  Furthermore, since predictive models are usually constructed based on historical data supplied by third-parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods.

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities.

Exchange rate fluctuations may limit gains or result in losses.

If we directly or indirectly hold assets denominated in currencies other than U.S. dollars, we will be exposed to currency risk that may adversely affect performance. Changes in the U.S. dollar’s rate of exchange with other currencies may affect the value of investments in our portfolio and the income that we receive in respect of such investments. In addition, we may incur costs in connection with conversion between various currencies, which may reduce our net income and accordingly may reduce our ability to pay distributions to our stockholders.

Regulatory and Legal Risks

Violations of federal, state and local laws by the originator, the servicer, or may result in rescission of the loans or penalties that may adversely impact our income.

Violations of certain provisions of federal, state and local laws by the originator, the servicer or us, as well as actions by governmental agencies, authorities and attorneys general, may limit our or the servicer’s ability to collect all or part of the principal of, or interest on, the residential mortgage loans we purchase and hold, and loans that serve as security for the MBS we purchase and hold.  Violations could also subject the entity that made or modified the loans to damages and administrative enforcement (including disgorgement of prior interest and fees paid).  In particular, a loan seller’s failure to comply with certain requirements of federal and state laws could subject the seller (and other assignees of the mortgage loans) to monetary penalties and result in the obligors’ rescinding the mortgage loans against the seller and any subsequent holders of the mortgage loans, even if the assignee was not responsible for and was unaware of those violations.  These adverse consequences vary depending on the applicable law and may vary depending on the type or severity of the violation, but they typically include:

•	the ability of the homeowner to rescind, or cancel, the loan;

•	the inability of the holder of the loan to collect all of the principal and interest otherwise due on the loan;

•	the right of the homeowner to a refund of amounts previously paid (which may include amounts financed by the loan), or to set off those amounts against his or her future loan obligations; and

•	the liability of the servicer and the owner of the loan for actual damages, statutory damages and punitive damages, civil or criminal penalties, costs and attorneys’ fees.

The terms of the documents under which we intend to purchase loans, and the terms of the documents used to create the MBS we intend to purchase, may entitle the holders of the loans and the special purpose vehicles that hold loans in MBS to contractual indemnification against these liabilities.  For example, the sellers of loans placed in an MBS typically represent that each mortgage loan was made in compliance with applicable federal and state laws and regulations at the time it was made.  If there is a material breach of that representation, the seller may be contractually obligated to cure the breach or repurchase or replace the affected mortgage loan.  If the seller is unable or otherwise fails to satisfy these obligations, the yield on the loans and MBS might be materially and adversely affected.  Due to the well publicized recent deterioration in the housing and commercial property markets, many of the sellers that issued these indemnifications are no longer in business or are unable to financially respond to their indemnification obligations.  Consequently, holders of interests in the loans and MBS may ultimately have to absorb the losses arising from the sellers’ violations.  While we attempt to take these factors into account in the prices we pay for loans and MBS, we can offer no assurances concerning the validity of the assumptions we use in our pricing decisions.

Furthermore, the volume of new and modified laws and regulations at both the federal and state levels has increased in recent years.  For example, H.R. 1105, which was signed into law in March 2009, gives the Federal Trade Commission, or FTC, authority to issue rules under which it will define what constitutes unfair and deceptive practices relating to mortgage lending and loan servicing and which gives enforcement authority to state attorneys general.  There is also an increased risk that the both we and the servicer of loans we purchase or that are held in MBS we purchase may be involved in litigation over violations or alleged violations of recently enacted and proposed laws.  It is possible that these laws might result in additional significant costs and liabilities, which could further adversely affect the results of our operations.  Any litigation would increase our expenses and reduce funds available for distribution to our stockholders.

Some local municipalities also have enacted laws that impose potentially significant penalties on loan servicing activities related to abandoned properties or real estate owned properties.

Any of these preceding could result in delays and/or reductions in receipts of amounts due on the loans we intend to purchase or on the loans held in MBS we intend to purchase, harming our income and operating results.

We may be subject to liability for potential violations of predatory lending and other laws, which could adversely impact our results of operations, financial condition and business.

Various federal, state and local laws have been enacted that are designed to discourage predatory lending practices and more are currently proposed. The federal Home Ownership and Equity Protection Act of 1994, commonly known as HOEPA, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures before origination.  Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA.  In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower.  This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan we hold, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied.

Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our mortgage-related assets, could subject us, as an assignee or purchaser of the related residential mortgage loans or RMBS, to monetary penalties and could result in the borrowers rescinding the affected residential mortgage loans.  Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law.  Named defendants in these cases have included numerous participants in the secondary mortgage market.  If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.

There is the potential for limitations on our ability to finance purchases of loans and MBS, and for losses on the loans and MBS we purchase, as a result of violations of law by the originating lenders.

In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services.  The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held it liable for 10% of the plaintiff’s damages.  This instance of liability is the first case we know of in which an investment bank was held partly responsible for violations committed by a mortgage lender customer.  Shortly after the announcement of the jury verdict in the California case, the Florida Attorney General filed suit against the same financial institution, seeking an injunction to prevent it from financing mortgage loans within Florida, as well as damages and civil penalties, based on theories of unfair and deceptive trade practices and fraud.  The suit claimed that this financial institution aided and abetted the same lender involved in the California case in its commission of fraudulent representations in Florida.

In December of 2008, the Massachusetts Supreme Judicial Court upheld a lower court’s order entered against a lender that enjoined the lender from foreclosing, without court approval, on certain mortgage loans secured by the borrower’s principal dwelling that the court considered “presumptively unfair.”

In May of 2009, another securitizer of residential mortgage loans entered into a settlement agreement with the Commonwealth of Massachusetts stemming from its investigation of subprime lending and securitization markets.  The securitizer agreed to provide loan restructuring (including significant principal write-downs) valued at approximately $50 million to Massachusetts subprime borrowers and to make a $10 million payment to the Commonwealth.
If other courts or regulators take similar actions, investment banks and investors in residential and commercial mortgage loans and MBS (such as us) might face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies or securitizers with which they do business or they might be prohibited from foreclosing on loans they purchased.  Some investment banks may charge more for warehouse lending and reduce the prices they pay for loans to build in the costs of this potential litigation or exit the business entirely, thereby increasing our cost of borrowing.  Any such actions by courts and regulators, and any such increases in our costs of borrowing, could, in turn, have a material adverse effect on our results of operations, financial condition, and business prospects.

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

The federal government’s pressing for refinancing of certain loans may affect prepayment rates for mortgage loans in MBS.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the federal government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans in MBS.  In connection with government-related securities, in February 2009 President Obama unveiled the Homeowner Affordability and Stability Plan, which, in part, calls upon Fannie Mae and Freddie Mac to loosen their eligibility criteria for the purchase of loans in order to provide access to low-cost refinancing for borrowers who are current on their mortgage payments but who cannot otherwise qualify to refinance at a lower market rate.  The major change is to permit an increase in the LTV ratio of a refinancing loan eligible for sale up to 105%.  The charters governing the operations of Fannie Mae and Freddie Mac prohibit purchases of loans with loan to value ratios in excess of 80% unless the loans have mortgage insurance (or unless other types of credit enhancement are provided in accordance with the statutory requirements).  The FHFA, which regulates Fannie Mae and Freddie Mac, determined that new mortgage insurance will not be required on the refinancing if the applicable entity already owns the loan or guarantees the related MBS.  Additionally, the U.S. Treasury reports that in some cases a new appraisal will not be necessary upon refinancing.  The U.S. Treasury estimates that up to 5,000,000 homeowners with loans owned or guaranteed by Fannie Mae or Freddie Mac may be eligible for this refinancing program, which is scheduled to terminate in June 2010.

In connection with all RMBS, the HERA authorized a voluntary FHA mortgage insurance program called HOPE for Homeowners, or H4H Program, designed to refinance certain delinquent borrowers into new FHA-insured loans.  The H4H Program targets delinquent borrowers under conventional mortgage loans, as well as under government-insured or -guaranteed mortgage loans, that were originated on or before January 1, 2008.  Holders of existing mortgage loans being refinanced under the H4H Program must accept a write-down of principal and waive all prepayment fees.  While the use of the program has been extremely limited to date, Congress continues to amend the program to encourage its use.  The H4H Program is effective through September 30, 2011.

To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in RMBS, that could potentially harm our income and operating results, particularly in connection with loans or MBS purchased at a premium or our interest-only securities.

Federal and state agencies have taken enforcement actions and enacted regulations and government programs  that require government sponsored enterprises (such as Fannie Mae and Freddie Mac), insured depository institutions, and state regulated loan servicers to engage in loss mitigation activities relating to residential mortgage loans.

Federal and state agencies have taken enforcement actions and enacted regulations that require government sponsored enterprises (such as Fannie Mae and Freddie Mac), insured depository institutions, and state regulated loan servicers to engage in loss mitigation activities relating to residential mortgage loans.  Other agencies have published policies that strongly recommend these entities to engage in loss mitigation activities.  These loss mitigation activities may include, for example, loan modifications that significantly reduce interest and payments, deferrals of payments, and reductions of principal balances.

On March 4, 2009, the U.S. Treasury announced HAMP, which is intended to enable borrowers to retain their homes when feasible.  Eligibility for relief initially is limited to owner occupant borrowers with loans of less than $729,000 that were in existence as of January 1, 2009.  HAMP requires eligibility criteria and modification terms that may be more favorable to the borrower than an investor or the servicer may otherwise choose to use.  As the modification plan applies to owner occupied residential mortgage loans in default or imminent default, absent a modification the loans may be subject to foreclosure.  Nevertheless, an increase in loans that take advantage of the modification opportunities may result in the repurchase of pooled loans in RMBS, thereby terminating our rights to earn interest on those loans.

There is litigation currently pending that challenges prior loss mitigation activities on the premise that they are contrary to the terms of the agreements under which established residential mortgage securities were formed. Nevertheless, the recent enactment of the HFSTH Act provides a safe harbor in some circumstances from these types of lawsuits for servicers entering into “qualified loss mitigation plans” with respect to residential mortgages originated before the act was enacted.  A servicer’s duty to any investor or other party to maximize the net present value of any mortgage being modified will be construed to apply to all investors and other parties and will be deemed satisfied when the following criteria are met:  (a) a default on the payment of the mortgage has occurred, is imminent, or is reasonably foreseeable, (b) the mortgagor occupies the property securing the mortgage as his or her principal residence and (c) the servicer reasonably determined that the application of such qualified loss mitigation plan will likely provide an anticipated recovery on the outstanding principal mortgage debt that will exceed the anticipated recovery through foreclosure.  Any servicer that is deemed to be acting in the best interests of all investors and parties is relieved of liability to any party owed a duty as discussed above and shall not be subject to any injunction, stay or other equitable relief to such party based solely upon the implementation by the servicer of a qualified loss mitigation plan.  The act further provides that any person, including a trustee, issuer and loan originator, shall not be liable for monetary damages or subject to an injunction, stay or other equitable relief based solely upon that person’s cooperation with a servicer in implementing a qualified loss mitigation program that meets the criteria set forth above.   By protecting servicers from such liabilities, this safe harbor may encourage loan modifications and servicers may not be able to service the mortgage loans in accordance with their prior practices.  As a result of the enactment of the HFSTH Act, loss mitigation activities may result in even more significant reductions in the returns on loans and RMBS we purchase, potentially harming our income and operating results.

Proposed Congressional legislation (H.R. 3126) supported by President Obama would, if passed, create a Consumer Financial Protection Agency (“CFPA”).  The bill has undergone numerous changes since its introduction, and there are reports about broad revisions to the bill.  The bill would establish a new federal agency whose principal purpose would be to regulate the provision of financial services and products.  As proposed, the bill would grant the CFPA sweeping and broad powers and provide the CFPA authority to both mandate and limit the financial products offered to consumers.  It is possible the CFPA could significantly limit our ability to offer products and services, and impose requirements on us as to what financial services and products we offer and the manner in which we market our services and products.  Because of the uncertainty concerning whether the bill will be passed, and its coverage, it is difficult to predict the impact it will have on our operations, income and expenses.

We will likely be subject to civil liability if we fail to make required disclosures to consumers.

Purchasers of consumer purpose, residential mortgage loans have affirmative disclosure obligations to consumers under the HFSTH Act, which Congress enacted in May 2009 with an immediate effective date.  This new statutory obligation will subject purchasers of mortgage loans to civil liability if they fail to make the required disclosures. Specifically, section 404 of the HFSTH Act amends the Truth in Lending Act to provide that a creditor that purchases or is assigned a mortgage loan must notify the borrower in writing of a sale or transfer of his or her mortgage loan, not later than 30 days after the transaction’s completion.  The notice must include how to reach an agent or party having authority to act on behalf of the new creditor, the location of the place where the transfer of ownership is recorded and any other relevant information about the new creditor.  This disclosure would be in addition to any transfer of servicing notice required under the Real Estate Settlement Procedures Act.  Federal consumer credit law does not typically impose responsibility on assignees to communicate directly with mortgagors, and the statutory language is ambiguous.

Litigation alleging inability to foreclose may limit our ability to recover on some of the loans we purchase or that are held in RMBS.

In October 2007, a judge in the U.S. District Court for the Northern District of Ohio dismissed 14 cases in which plaintiffs sought to foreclose mortgages held in securitization trusts by ruling that those plaintiffs lacked standing to sue.  In each case, the judge found that the plaintiff was not the owner of the note and mortgage on the date the foreclosure complaint was filed in court.  Similar actions have been initiated in other states.  These actions arise as a result of the common practice in the mortgage industry of mortgage loan sellers providing the loan purchasers unrecorded assignments of the mortgage in blank (i.e., the assignments do not name the assignee).  Some courts have held that before a note holder may initiate a foreclosure, the note holder must show proof to the court that the mortgage itself has been properly assigned to the purchaser each time the mortgage loan has been sold.  It is sometimes difficult to obtain and then record originals of each successive assignment.  It is still unclear whether higher courts will uphold the requirements imposed by these lower courts.

Until the issue is settled, investors in mortgage loans are at risk of being unable to foreclose on defaulted loans, or at a minimum will be subject to delays until all assignments in the chain of the loan’s title are properly recorded.  Thus, we may not be able to recover on some of the loans we purchase or that are held in the RMBS we purchase, or we may suffer delays in foreclosure, all of which could result in a lower return on our loans and RMBS.

In addition, some legislatures are also instituting stringent proof of ownership requirements that a servicer must satisfy before commencing a foreclosure action. By way of example, the New York State Assembly earlier this year amended state law to require that any foreclosure complaint contain an affirmative allegation that the plaintiff is the owner and holder of the note and mortgage at issue or has been delegated the authority to institute the foreclosure action by the owner and holder of the subject mortgage and note.  Again, laws of this type may limit our ability to recover on some of the loans we purchase or that are held in the RMBS we purchase, and may result in delays in the foreclosure process, all of which could result in a lower return on our loans and RMBS.

Legislative action to provide mortgage relief and foreclosure moratoriums may negatively impact our business.

As delinquencies and defaults in residential mortgages have recently increased, there has been an increasing amount of legislative action that might restrict our ability to foreclose and resell the property of a customer in default.  For example, some recently enacted state laws may require the lender to deliver a notice of intent to foreclose, provide borrowers additional time to cure or reinstate their loans, impose mandatory settlement conference and mediation requirements, require lenders to offer loan modifications, and prohibit initiation of foreclosure until the borrower has been provided time to consult with foreclosure counselors.

Alternatively, new federal legislation and some legislatures provide a subsidy to a customer to permit the customer to continue to make payments during a period of hardship.  In the case of a subsidy, it is possible that we might be required to forego a portion of the amount otherwise due on the loan for a temporary period.

Finally, some state legislatures are requiring foreclosing lenders to give special notices to tenants in properties that the lenders are foreclosing on, or to permit the tenants to remain in the property for a period of time following the foreclosure.

These laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans, or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans on behalf of the holders of MBS.   Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs.  Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms is likely to negatively impact our business, financial condition, liquidity and results of operations.

United States military operations may increase risk of Servicemembers Civil Relief Act shortfalls.

Under the federal Service members Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the note holder is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status.  Several states also have enacted or are considering similar laws with varying applicability and effect.  As a result of military operations in Afghanistan and Iraq, the United States has placed a substantial number of armed forces reservists and members of the National Guard on active duty status.  It is possible that the number of reservists and members of the National Guard placed on active duty status may remain at high levels for an extended time.  To the extent that a member of the military, or a member of the armed forces reserves or National Guard who is called to active duty, is a mortgagor on a loan underlying RMBS we may purchase, the interest rate limitation of the Servicemembers Civil Relief Act, and any comparable state law, will apply.  An increase in the number of borrowers taking advantage of those laws may increase servicing expenses for loans underlying RMBS we may purchase, and may also reduce cash flow and the interest payments collected from those borrowers.  In the event of default, the laws may result in delaying or preventing the loan servicer from exercising otherwise available remedies for default.  If these events occur, they may result in interest shortfalls on the loans in underlying RMBS we may purchase that will be borne by holders of those RMBS.

Risks Related To Our Common Stock

The market price and trading volume of our shares of common stock may be volatile.

At December 31, 2009, we had 670,371,587 shares of common stock issued and outstanding.  The market price of shares of our common stock may be highly volatile and could be subject to wide fluctuations.  In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Risk Factors” and “A Warning About Forward-Looking Statements” and in the information incorporated and deemed to be incorporated by reference herein, as well as:

•	actual or anticipated variations in our quarterly operating results or business prospects;
•	changes in our earnings estimates or publication of research reports about us or the real estate industry;
•	an inability to meet or exceed securities analysts' estimates or expectations;
•	increases in market interest rates;
•	hedging or arbitrage trading activity in our shares of common stock;
•	capital commitments;
•	changes in market valuations of similar companies;
•	changes in valuations of our assets;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of management personnel;
•	actions by institutional shareholders;
•	speculation in the press or investment community;
•	changes in our distribution policy;
•	regulatory changes affecting our industry generally or our business;
•	general market and economic conditions; and
•	future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

Common stock eligible for future sale may have adverse effects on our share price.

If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of the common stock.  Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for the common stock.  At December 31, 2009, we had 670,371,587 shares of common stock issued and outstanding.  Annaly owned approximately 6.7% of our outstanding shares of common stock as of December 31, 2009.  Our equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 8% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a ceiling of 40,000,000 shares available for issuance under the plan.  On January 2, 2008, our executive officers and other employees of our Manager and our independent directors were granted, as a group, 1,301,000 shares of our restricted common stock.  The restricted common stock granted to our executive officers and other employees of our Manager or its affiliates vests in equal installments on the first business day of each fiscal quarter over a period of 10 years beginning on January 2, 2008, of which 269,800 shares vested and 21,955 shares were forfeited as of December 31, 2009.  The restricted common stock granted to our executive officers and other employees of our Manager or its affiliates that remain outstanding and are unvested will fully vest on the death of the individual.  The 1,031,200 shares of our restricted common stock granted to our executive officers and other employees of our Manager or its affiliates and to our independent directors that remains unvested as of December 31, 2009 represents approximately 0.15% of the issued and outstanding shares of our common stock (on a fully diluted basis).  We will not make distributions on shares of restricted stock that have not vested.

Annaly has agreed with us to a further lock-up period in connection with the shares purchased by Annaly concurrently with our initial public offering that will expire at the earlier of (i) November 15, 2010 or (ii) the termination of the management agreement.  Annaly has agreed with us to a further lock-up period in connection with the shares purchased by Annaly immediately after our 2008 secondary offering that will expire at the earlier of (i) October 24, 2011 or (ii) the termination of the management agreement.  Annaly has agreed with us to a further lock-up period in connection with the shares purchased by Annaly immediately after our April 15, 2009 secondary offering that will expire at the earlier of (i) April 15, 2012 or (ii) the termination of the management agreement. Annaly has agreed with us to a further lock-up period in connection with the shares purchased by Annaly immediately after our May 27, 2009 secondary offering that will expire at the earlier of (i) May 27, 2012 or (ii) the termination of the management agreement. When the lock-up periods expire, these common shares will become eligible for sale, in some cases subject to the requirements of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.   The market price of our common stock may decline significantly when the restrictions on resale by certain of our stockholders lapse.  Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

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

We intend to make distributions on a quarterly basis out of assets legally available to our stockholders in amounts such that all or substantially all of our REIT taxable income in each year is distributed. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein.  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. Among the factors that could adversely affect our results of operations and impair our ability to pay distributions to our stockholders are:

•	the profitability of the investments of net proceeds from our equity raises;
•	our ability to make profitable investments;
•	margin calls or other expenses that reduce our cash flow;
•	defaults in our asset portfolio or decreases in the value of our portfolio; and
•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock.

Future sales of shares may have adverse consequences for investors.

We may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing shareholders on a pre-emptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issues, which may dilute the existing shareholders’ interests in us. Annaly owns approximately 6.7% of our shares of common stock excluding unvested shares of restricted stock granted to our executive officers and employees of our Manager or its affiliates.  Annaly will be permitted, subject to the requirements of Rule 144 under the Securities Act, to sell such shares upon the earlier of (i) (a) November 15, 2010 with respect to shares acquired concurrently with our initial public offering and (b) October 24, 2011 with respect to shares Annaly acquired immediately after our 2008 secondary offering (c) April 15, 2012 with respect to shares Annaly acquired immediately after our April 2009 secondary offering (d) May 27, 2012 with respect to shares Annaly acquired immediately after our May 2009 secondary offering or (ii) the termination of the management agreement.

Our charter and bylaws contain provisions that may inhibit potential acquisition bids that stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter and bylaws contain provisions that have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

•
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

•
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

•
Maryland Control Share Acquisition Act. Maryland law provides that ‘‘control shares’’ of a corporation acquired in a ‘‘control share acquisition’’ will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. ‘‘Control shares’’ means voting shares of stock that, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A ‘‘control share acquisition’’ means the acquisition of control shares, subject to certain exceptions.

If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Control Share Acquisition Act, then, subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

•
Business Combinations. Under Maryland law, ‘‘business combinations’’ between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

o	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.  The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.  Our board of directors has adopted a resolution which provides that any business combination between us and any other person is exempted from the provisions of the Maryland Control Share Acquisition Act, provided that the business combination is first approved by the board of directors.  This resolution, however, may be altered or repealed in whole or in part at any time.  If this resolution is repealed, or the board of directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

•
Staggered board. Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2010, 2011 and 2012 respectively. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

•
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

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated

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

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualifying real estate assets, and stock in one or more TRSs) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs.  If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a ‘‘pension-held REIT,’’ or (3) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, then a portion of the distributions to and, in the case of a stockholder described in clause (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

Classification of a securitization or financing arrangement we enter into as a taxable mortgage pool could subject us or certain of our stockholders to increased taxation.

We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages or mortgage-backed securities and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as ‘‘excess inclusion’’ income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;
•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;
•
be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•
be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt organizations not subject to tax on unrelated business income, including governmental organizations).

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

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (excluding certain items of non-cash income in excess of a specified threshold), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our REIT ordinary income for that year;
•	95% of our REIT capital gain net income for that year; and
•	any undistributed taxable income from prior years.

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

In order for us to qualify as a REIT for each taxable year after 2007, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. ‘‘Individuals’’ for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with any TRS which we may form or acquire will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any TRS that we may form would pay federal, state and local income tax on its taxable income, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 25% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 25% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with taxable REIT subsidiaries to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

We could fail to qualify as a REIT or we could become subject to a penalty tax if income we recognize from certain investments that are treated or could be treated as equity interests in a foreign corporation exceeds 5% of our gross income in a taxable year.

We may invest in securities, such as subordinated interests in certain CDO offerings, that are treated or could be treated for federal (and applicable state and local) corporate income tax purposes as equity interests in foreign corporations. Categories of income that qualify for the 95% gross income test include dividends, interest and certain other enumerated classes of passive income. Under certain circumstances, the federal income tax rules concerning controlled foreign corporations and passive foreign investment companies require that the owner of an equity interest in a foreign corporation include amounts in income without regard to the owner’s receipt of any distributions from the foreign corporation. Amounts required to be included in income under those rules are technically neither actual dividends nor any of the other enumerated categories of passive income specified in the 95% gross income test. Furthermore, there is no clear precedent with respect to the qualification of such income under the 95% gross income test. Due to this uncertainty, we intend to limit our direct investment in securities that are or could be treated as equity interests in a foreign corporation such that the sum of the amounts we are required to include in income with respect to such securities and other amounts of non-qualifying income do not exceed 5% of our gross income. We cannot assure you that we will be successful in this regard. To avoid any risk of failing the 95% gross income test, we may be required to invest only indirectly, through a domestic TRS, in any securities that are or could be considered to be equity interests in a foreign corporation. This, of course, will result in any income recognized from any such investment to be subject to federal income tax in the hands of the TRS, which may, in turn, reduce our yield on the investment.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we sold or securitized our assets in a manner that was treated as a sale for federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of assets at the REIT level and may securitize assets only in transactions that are treated as financing transactions and not as sales for tax purposes even though such transactions may not be the optimal execution on a pre-tax basis.  We could avoid any prohibited transactions tax concerns by engaging in securitization transactions through a TRS, subject to certain limitations described above. To the extent that we engage in such activities through domestic TRSs, the income associated with such activities will be subject to federal (and applicable state and local) corporate income tax.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the New York Stock Exchange under the trading symbol “CIM” on November 16, 2007.  As of February 17, 2010, we had 670,371,002 shares of common stock issued and outstanding which were held by approximately 81,155 beneficial holders. The following tables set forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	Stock Price
	High	Low	Close

Quarter Ended December 31, 2009	$4.14	$3.49	$3.88
Quarter Ended September 30, 2009	$4.30	$3.20	$3.82
Quarter Ended June 30, 2009	$3.78	$3.04	$3.49
Quarter Ended March 31, 2009	$3.60	$2.49	$3.36

Quarter Ended December 31, 2008	$6.10	$1.90	$3.45
Quarter Ended September 30, 2008	$9.05	$4.73	$6.21
Quarter Ended June 30, 2008	$14.17	$9.01	$9.01
Quarter Ended March 31, 2008	$19.59	$12.00	$12.30

Common Dividends Declared Per Share

Quarter Ended December 31, 2009	$0.17
Quarter Ended September 30, 2009	$0.12
Quarter Ended June 30, 2009	$0.08
Quarter Ended March 31, 2009	$0.06

Quarter Ended December 31, 2008	$0.04
Quarter Ended September 30, 2008	$0.16
Quarter Ended June 30, 2008	$0.16
Quarter Ended March 31, 2008	$0.26

We pay quarterly dividends and distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This enables us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from November 15, 2007, the day our common stock commenced trading on the NYSE, to December 31, 2009 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on November 15, 2007.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	11/15/2007	12/31/2007	12/31/2008	12/31/2009
Chimera	100	119	27	33
S&P 500 Index	100	101	64	81
BBG REIT Index	100	105	65	78

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

The share performance graph and table shall not be deemed, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the Securities and Exchange Commission, except to the extent that we specifically incorporates such share performance graph and table by reference.

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors, employees of our Manager and its affiliates to stimulate their efforts towards our continued success long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options, or NQSOs, restricted shares and other types of incentive awards.  The Incentive Plan authorizes the granting of options or other awards for an aggregate of 40,000,000 shares of common stock.  For a description of our Incentive Plan, see Note 9 to the Consolidated Financial Statements.

The following table provides information as of December 31, 2009 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	1,031,200	-	38,968,800
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	1,031,200	-	38,968,800
(1) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

The following selected financial data are derived from our audited consolidated financial statements for the years ended December 31, 2009 and 2008.  The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and  “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)
	December 31,	December 31,
	2009	2008
Non-Agency Mortgage-Backed securities	$2,398,865	$613,105
Agency Mortgage-Backed securities	$1,690,029	$242,362
Securitized loans held for investment	$470,533	$583,346
Total assets	$4,618,328	$1,477,501
Repurchase agreements	$1,716,398	$-
Repurchase agreements with affiliates	$259,004	$562,119
Securitized debt	$390,350	$488,743
Total liabilities	$2,491,766	$1,063,046
Shareholders' equity	$2,126,562	$414,455
Book value per share	$3.17	$2.34
Number of shares outstanding	670,371,587	177,198,212

Consolidated Statement of Operations Highlights
(dollars in thousands, except share and per share data)

	For the	For the	For the period
	year ended	year ended	November 21, 2007 to
	December 31, 2009	December 31, 2008	December 31, 2007
Net interest income	$263,456	$44,715	$3,077
Net income (loss)	$323,983	$(119,809)	$(2,906)
Income (loss) per share-basic and diluted	$0.64	$(1.90)	$(0.08)
Average shares-basic and diluted	507,042,421	63,155,878	37,401,737
Dividends declared per share (1)	$0.43	$0.62	$0.025

(1) For applicable period as reported in our earnings announcements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Result of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 8 of this Form 10-K.  The discussion may contain certain forward-looking statements that involve risks and uncertainties.  Forward-looking statements are those that are not historical in nature.  As a result of many factors, such as those set forth under “Risk Factors” in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Executive Summary

We are a specialty finance company that invests, either directly or indirectly through our subsidiaries, in residential mortgage-backed securities, or RMBS, residential mortgage loans, real estate related securities and various other asset classes.  We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.  FIDAC is a fixed-income investment management company that is registered as an investment adviser with the Securities and Exchange Commission, or SEC.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.  FIDAC has a broad range of experience in managing investments in Agency RMBS, non-Agency RMBS, collateralized debt obligations, or CDOs, and other real estate related investments including managing CreXus Investment Corp., a publicly traded REIT.

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

We completed our initial public offering on November 21, 2007.  In that offering and in a concurrent private offering we raised net proceeds of approximately $533.6 million.  We completed a second public offering and second private offering on October 29, 2008.  In these offerings we raised net proceeds of approximately $301.0 million.  During the second quarter 2009, we completed a third public offering and third private offering on April 21, 2009, and a fourth public offering and fourth private offering June 2, 2009.  In these offerings, we raised net proceeds of approximately $850.9 million and $612.4 million.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio is weighted toward non-Agency RMBS.  At December 31, 2009, approximately 67.7% of our investment portfolio was non-Agency RMBS, 25.0% of our investment portfolio was Agency RMBS, and 7.3% of our investment portfolio was secured residential mortgage loans.  At December 31, 2008, approximately 52.5% of our investment portfolio was non-Agency RMBS, 13.7% of our investment portfolio was Agency RMBS, and 33.8% of our investment portfolio was secured residential mortgage loans.  We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.  In addition, we have engaged in and depending on market conditions, anticipate continuing to engage in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS.  We may also engage in similar transactions with non-Agency RMBS in which we would acquire AAA-rated non-Agency RMBS and re-securitize those securities.  We would sell some or all of the resulting AAA-rated RMBS and retain some of the AAA-rated RMBS and other subordinate bonds and interests.

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

We use leverage to seek to increase our potential returns and to fund the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We expect to finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities, securitizations, commercial paper and term financing CDOs.  We may manage our debt by utilizing interest rate hedges, such as interest rate swaps, to reduce the effect of interest rate fluctuations related to our debt.

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

Beginning in mid-February 2008, credit markets experienced a dramatic and sudden adverse change.  The severity of the limitation on liquidity was largely unanticipated by the markets.   Credit once again froze, and in the mortgage market, valuations of non-Agency RMBS and whole mortgage loans came under severe pressure.  This credit crisis began in early February 2008, when a heavily leveraged investor announced that it had to de-lever and liquidate a portfolio of approximately $30 billion of non-Agency RMBS.  Prices of these types of securities dropped dramatically, and lenders started lowering the prices on non-Agency RMBS that they held as collateral to secure the loans they had extended.  The subsequent failure in March 2008 of Bear Stearns & Co. worsened the crisis.  As the year progressed, deterioration in the fair value of our assets continued, we received and met margin calls under our repurchase agreements, which resulted in our obtaining additional funding from third parties, including from Annaly Capital Management, Inc., or Annaly, an affiliate, and taking other steps to increase our liquidity.

The challenges of the first half of 2008 continued throughout 2008 and 2009, as financing difficulties have severely pressured liquidity and asset values.  In September 2008, Lehman Brothers Holdings, Inc., a major investment bank, experienced a major liquidity crisis and failed.  Securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news.  This dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms.   As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements.  In addition, we have continued to seek funding from Annaly.  Under these circumstances, we expect to take actions intended to protect our liquidity, which may include reducing borrowings and disposing of assets as well as raising capital.

Subsequent to June 30, 2008, there were increased market concerns about Freddie Mac and Fannie Mae’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government.  In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and FHFA have entered into Preferred Stock Purchase Agreements, or PSPAs between the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.  On December 24, 2009, the U.S. Treasury amended the terms of the U.S. Treasury’s  PSPAs with Fannie Mae and Freddie Mac to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The U.S. Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

The Emergency Economic Stabilization Act of 2008, or EESA, was also enacted.  The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of equity or preferred securities, residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress.  The EESA also provides for a program that would allow companies to insure their troubled assets.

In addition, the U.S. Government, the Board of Governors of the Federal Reserve System, or Federal Reserve, and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the U.S. Department of Treasury, or the Treasury, on November 25, 2008, and has been expanded in size and scope since its initial announcement.  Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset-backed securities but not residential mortgage-backed securities.    On March 23, 2009, the U.S. Treasury announced preliminary plans to expand the TALF beyond non-mortgage ABS to include legacy securitization assets, including non-Agency RMBS and CMBS that were originally rated AAA and issued prior to January 1, 2009.  On May 1, 2009, the Federal Reserve published the terms for the expansion of TALF to CMBS and announced that, beginning in June 2009, up to $100 billion of TALF loans would be available to finance purchases of CMBS.  The Federal Reserve has also announced that, beginning in July 2009, eligible legacy CMBS may also be purchased under the TALF.  Many legacy CMBS, however, have had their ratings downgraded, and at least one rating agency, S&P, has announced that further downgrades are likely in the future as property values have declined.  These downgrades may significantly reduce the quantity of legacy CMBS that are TALF eligible.  There can be no assurance that we will be able to utilize this program successfully or at all.

In addition, on March 23, 2009 the government announced that the Treasury in conjunction with the Federal Deposit Insurance Corporation, or FDIC, and the Federal Reserve, would create the Public-Private Investment Program, or PPIP.  The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds.  The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.  As these programs are still in early stages of operations, it is not possible for us to predict how these programs will impact our business.

There can be no assurance that the EESA, TALF, PPIP or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

The liquidity crisis could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing.  This could potentially increase our financing costs and reduce liquidity.  If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including mortgage securities, and this could negatively impact the value of the securities in our portfolio, thus reducing its net book value.  Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

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

Rising Interest Rate Environment. As indicated above, as interest rates rise, prepayment speeds generally decrease.  Rising interest rates, however, increase our financing costs which may result in a net negative impact on our net interest income.  In addition, if we acquire Agency and non-Agency RMBS collateralized by monthly reset adjustable-rate mortgages, or ARMs, and three- and five-year hybrid ARMs, such interest rate increases could result in decreases in our net investment income, as there could be a timing mismatch between the interest rate reset dates on our RMBS portfolio and the financing costs of these investments.  We expect, however, that our fixed-rate assets would decline in value in a rising interest rate environment and that our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent such assets are financed with floating rate debt.

Falling Interest Rate Environment. As interest rates fall, prepayment speeds generally increase.  Falling interest rates, however, decrease our financing costs which may result in a net positive impact on our net interest income.  In addition, if we acquire Agency and non-Agency RMBS collateralized by monthly reset adjustable-rate mortgages, or ARMs, and three- and five-year hybrid ARMs, such interest rate decreases could result in increases in our net investment income, as there could be a timing mismatch between the interest rate reset dates on our RMBS portfolio and the financing costs of these investments.  We expect, however, that our fixed-rate assets would increase in value in a falling interest rate environment and that our net interest spreads on fixed rate assets could increase in a falling interest rate environment to the extent such assets are financed with floating rate debt.

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

As described above, there has been significant government action in the capital markets.  However, there can be no assurance that the government’s actions with respect to Freddie Mac and Fannie Mae, the EESA, the TARP, the TALF, the PPIP or other policy initiatives will have a beneficial impact on the financial markets.  To the extent the market does not respond favorably to these actions, or these actions do not function as intended, our business may not receive the anticipated positive impact from them.  In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Valuation of Investments

FASB establishes a framework for measuring fair value, and establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Non-Agency and Agency MBS are valued using a pricing model.  The MBS pricing model incorporates such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps, and credit enhancement.  Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on each investment to validate the reasonableness of the valuations indicated by the pricing models.  The dealer quotes incorporate common market pricing methods, including spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security.

Although we utilize a pricing model to compute the fair value of the securities in our portfolio, we validate our fair values by seeking indications of fair value from third-party dealers and/or pricing services. The variability of fair value among dealers and pricing services can be wide at this time as full liquidity for the non-Agency RMBS market has yet to return.  In addition, there are fewer participants in the RMBS sector available to fair value investments.  In the aggregate, our internal valuations of the securities on which we received dealer marks were 1.05% lower than the aggregated dealer marks.

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

Other-than-Temporary Impairments

FASB issued new guidance to improve the recognition, presentation and disclosure of other-than-temporary impairments, or OTTI, on debt and equity securities.  We evaluate each investment in our RMBS portfolio for OTTI quarterly or more often if market conditions warrant.  The amortized cost of each investment in an unrealized loss position is compared to the present value of expected future cash flows of the position.  If the amortized cost of the security is less than the present value of its expected future cash flows, an other-than-temporary credit impairment has occurred.  If we do not intend to sell nor are required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in the statement of earnings, while the balance of impairment related to other factors is recognized in OCI.  If we intend to sell the debt security, or will be required to sell the security before its anticipated recovery, the full OTTI is recognized in the statement of earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.

Securitized Loans Held for Investment

Our securitized residential mortgage loans are comprised of fixed-rate and adjustable-rate loans.  Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses.

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

Our investment securities are classified as either trading investments, available-for-sale investments or held-to-maturity investments. We intend to hold our RMBS as available-for-sale and as such may sell any of our RMBS as part of our overall management of our portfolio.  All assets classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses included in other comprehensive income (loss).

When the fair value of an available-for-sale security is less than its amortized cost for an extended period or there is a significant decline in value, we consider whether there is OTTI in the value of the security.  If, based on our analysis, a credit portion of OTTI exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of OTTI).  The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

We consider the following factors when determining OTTI for a security:

•	the length of time and the extent to which the market value has been less than the amortized cost;

•	our intent not to sell;

•	and the financial condition and near-term prospects of the issuer;

•	the credit quality and cash flow performance of the security; and

•	whether we will be more likely than not required to sell the investment before the expected recovery.

The determination of OTTI is made at least quarterly.  If we determine an impairment to be other than temporary we will realize a loss which will negatively impact current income.

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

Accounting For Derivative Financial Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We intend to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. If we hedge using interest rate swaps we account for these instruments as either assets or liabilities in the consolidated statement of financial condition, and measure the derivatives at fair value with realized and unrealized gains and losses recognized in earnings.

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

We use derivatives for economic hedging purposes rather than speculation. We will rely on quotations from third parties to determine fair values.  If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

Allowance for Loan Losses

We have established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent probable losses related to our loan portfolio.  The estimate is based on a variety of factors including current economic conditions, industry loss experience, the loan originator’s loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing appreciation or depreciation and whether specific geographic areas where we have significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of the pools of loans, we obtained written representations and warranties from the sellers that we could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards.  Since we have little history of our own to establish loan trends, we use delinquency trends of the originators and the current market conditions in determining the allowance for loan losses.  We also performed due diligence procedures on a sample of loans that met our criteria during the purchase process.  We have created an unallocated provision for probable loan losses estimated as a percentage of the remaining principal on the loans.  Management’s estimate is based on historical experience of similarly underwritten pools.

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

Recent Accounting Pronouncements
General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board or FASB issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or Codification which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles or GAAP.  The objective of the Codification is to establish the FASB Accounting Standards Codification, or ASC as the source of authoritative accounting principles recognized by the FASB.  Codification was effective for us as of September 30, 2009.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification was superseded and deemed non-authoritative.  Codification requires any references within our consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), we do not reference specific sections of the ASC but will use broad topic references.

           Our recent accounting pronouncements section has been reformatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This guidance was the result of the Securities and Exchange Commission, or SEC mark-to-market study mandated under the EESA.  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the company (1) has the intent to sell the investment securities, (2) is more likely than not that it will be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, is then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in OCI.  If the entity intends to sell the security, or will be required to sell the security before its anticipated recovery, the full OTTI will be recognized in the statement of operations.

OTTI has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of OTTI analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making OTTI decisions include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  Our non-Agency RMBS and Agency RMBS investments fall under this guidance and as such, we will assess each security for OTTI based on estimated future cash flows.  This guidance became effective for us on June 30, 2009.

Broad Transactions

Business Combinations (ASC 805)

This guidance establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any non-controlling interest in a business combination at their fair value at acquisition date.  ASC 805 alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits.  ASC 805 is effective for business combinations closed in fiscal years beginning after December 15, 2008 and is applicable to business acquisitions completed after January 1, 2009.  We did not make any business acquisitions during the year ended December 31, 2009. The adoption of ASC 805 did not have a material impact on our consolidated financial statements.

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning non-controlling interests in consolidated financial statements.  This guidance required us to classify non-controlling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of non-controlling interests as part of stockholders’ equity.  Similarly, in its presentation of stockholders’ equity, we distinguish between equity amounts attributable to controlling interest and amounts attributable to the non-controlling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to non-controlling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of consolidated subsidiary results in a loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity or QSPE.    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, or VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary on a VIE are required.  We expect that we will be required to consolidate RMBS re-securitization transactions previously recorded during the year ended December 31, 2009 as sales for GAAP beginning with the effective date of this ASU.  We expect consolidation of these transactions to increase our non-Agency portfolio by including approximately $1.3 billion in principal value of AAA senior securities.  In addition, we expect to record a corresponding increase of $1.3 billion in principal value of non-recourse liabilities, for which we have no continuing obligations, in our consolidated financial statements.  The consolidation is expected to reverse approximately $98.1 million in previously recorded GAAP gains on sales of assets related to the re-securitizations undertaken in 2009.  The reversal of this gain will be accreted into interest income over the remaining life of the re-securitized assets.  We are currently considering the complete impact of this ASU on our consolidated financial statements.

On January 27, 2010, the FASB voted to indefinitely defer the effective date of ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).   This deferral is expected to most significantly affect reporting entities in the investment management industry and therefore, as it stands, has no material impact on our consolidated financial statements.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009 and adopted prospectively, the FASB issued additional guidance attempting to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  The adoption of this ASC had no material effect on our consolidated financial statements.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how fair value measurements should be applied when valuing securities in markets that are not active.  The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.  It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material effect on the fair value of our assets.

In October 2008 the EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets.”  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  This guidance became effective for the June 30, 2009 reporting period.  The adoption did not have a material impact on the manner in which we estimate fair value, nor did it have any impact on our financial statement disclosures.

In August 2009, FASB provided further guidance in ASU 2009-05 regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance had no material effect on the fair valuation of our liabilities.

In September 2009, FASB issued guidance in ASU 2009-12 on measuring the fair value of certain alternative investments.  This guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value or NAV per share.  If an investment falls within the scope of the ASU, the reporting entity is permitted, but not required to use the investment’s NAV to estimate its fair value.  This guidance had no material effect on the fair valuation of our assets, as we do not hold any assets qualifying under this guidance.

In January 2010, FASB issues guidance in ASU 2010-06, which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for all interim and annual reporting periods after December 15, 2009. The guidance also requires that the disclosure on any Level 3 assets is presented separately information for purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective until December 15, 2010.  Adoption of this guidance results in increased footnote disclosure.

Financial Instruments (ASC 820)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance became effective June 30, 2009.  The adoption did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

Subsequent Events (ASC 855)

ASC 855 provides general standards governing accounting for and disclosures of events that occur after the balance sheet date through the date of issuance of the consolidated financial statements but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. We adopted this ASC effective June 30, 2009, and adoption had no impact on our consolidated financial statements.  The were no material subsequent events through the date of issuance of this Annual Report on Form 10-K.

Transfers and Servicing (ASC 860)

In February 2008, FASB issued guidance addressing whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives.  This guidance requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This guidance was effective on January 1, 2009 and the implementation did not have a material effect on our consolidated financial statements.

On June 12, 2009, the FASB issued ASU 2009-16 an amendment update to the accounting standards governing the transfer and servicing of financial assets. This amendment updates the existing standard and eliminates the concept of a QSPE clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010 and is not expected to have a material impact on our consolidated financial statements.

Financial Condition

At December 31, 2009, and 2008 our portfolio consisted of $4.6 billion and $1.4 billion of RMBS and securitized loans, respectively.

The following table summarizes certain characteristics of our portfolio at December 31, 2009, and 2008:

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)
	December 31,	December 31,
	2009	2008
Non-Agency Mortgage-Backed securities	$2,398,865	$613,105
Agency Mortgage-Backed securities	$1,690,029	$242,362
Securitized loans held for investment	$470,533	$583,346
Total assets	$4,618,328	$1,477,501
Repurchase agreements	$1,716,398	$-
Repurchase agreements with affiliates	$259,004	$562,119
Securitized debt	$390,350	$488,743
Total liabilities	$2,491,766	$1,063,046
Shareholders' equity	$2,126,562	$414,455
Book value per share	$3.17	$2.34
Number of shares outstanding	670,371,587	177,198,212

The following tables summarize certain characteristics of our RMBS portfolio at December 31, 2009 and 2008.  The CPR presented is the actual experience of the asset class.

	Non-Agency RMBS
December 31, 2009	Senior	Subordinated	Agency RMBS	Securitized Loans
Weighted average cost basis	$77.27	$23.93	$103.41	$101.09
Weighted average fair value (1)	$73.35	$23.30	$104.55	$101.09
Weighted average coupon	5.74%	5.90%	5.50%	5.49%
Fixed-rate percentage of portfolio	12.97%	11.58%	25.02%	3.14%
Adjustable-rate percentage of portfolio	29.71%	13.44%	0.00%	4.14%
Weighted average 3 month CPR at period-end (2)	17.34%	15.25%	22.78%	18.86%

	Non-Agency RMBS
December 31, 2008	Senior	Subordinated	Agency RMBS	Securitized Loans
Weighted average cost basis	$98.13	$93.83	$102.71	$101.03
Weighted average fair value (1)	$68.44	$55.08	$103.58	$101.03
Weighted average coupon	5.98%	5.35%	6.69%	5.95%
Fixed-rate percentage of portfolio	0.48%	0.78%	13.70%	15.00%
Adjustable-rate percentage of portfolio	50.95%	0.29%	0.00%	18.80%
Weighted average 3 month CPR at period-end (2)	12.57%	6.80%	14.50%	7.80%

(1) Securitized loans are carried at amortized cost.
(2) Represents the estimated percentage of principal that will be prepaid over the next three months based on historical principal paydowns.

After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the RMBS portfolio is 0.92% and the weighted average maximum increases for the RMBS portfolio is 5.27%.

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

The following table summarizes certain characteristics of our non-Agency portfolio at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Number of securities in portfolio		209		30
Weighted average maturity (years)		28.5		22.1
Weighted average amortized loan to value		73.8%		74.2%
Weighted average FICO		715.7		717.5
Weighted average loan balance (in thousands)		415.9		394.3
Weighted average percentage owner occupied		82.8%		77.8%
Weighted average percentage single family residence		59.9%		54.8%
Weighted average current credit enhancement		12.2%		25.4%
Weighted average geographic concentration	CA	44.8%	CA	53.0%
	FL	17.3%	FL	10.6%
	NY	7.5%	AZ	8.2%
	MD	4.9%	NV	5.6%
	NJ	4.4%	NJ	4.1%

Residential Mortgage-Backed Securities

The tables below summarize our RMBS investments at December 31, 2009 and 2008:

December 31, 2009
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$2,757,212	$1,536	$(628,209)	$83,946	$(192,079)	$2,022,406
Subordinated	1,616,031	10,346	(1,239,769)	65,996	(76,145)	376,459
Agency RMBS	1,616,450	55,081	(29)	20,767	(2,240)	1,690,029
Total	$5,989,693	$66,963	$(1,868,007)	$170,709	$(270,464)	$4,088,894

December 31, 2008
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$881,111	$1,858	$(18,372)	$3,457	$(265,052)	$603,002
Subordinated	18,345	247	(1,381)	2,208	(9,316)	10,103
Agency RMBS	233,976	6,350	-	2,036	-	242,362
Total	$1,133,432	$8,455	$(19,753)	$7,701	$(274,368)	$855,467

As of December 31, 2009 and 2008, the RMBS in our portfolio were purchased at a net discount to their par value and our RMBS had a weighted average amortized cost of 69.9 and 99.0, respectively.

The table below summarizes the credit ratings of our RMBS investments at December 31, 2009 and 2008:

	RMBS Portfolio
	December 31, 2009	December 31, 2008
AAA	39.41%	97.28%
AA	0.75%	0.40%
A	0.55%	0.04%
BBB	1.07%	0.02%
BB	1.77%	0.03%
B	2.18%	0.01%
Below B or not rated	54.27%	2.22%
Total	100.00%	100.00%

The tables below summarize our RMBS according to their estimated weighted average life classifications as of December 31, 2009 and 2008:

December 31, 2009
(dollars in thousands)

Weighted Average Life	Non-Agency Senior RMBS Fair Value	Non-Agency Subordinated RMBS Fair Value	Agency RMBS Fair Value	Non-Agency Senior RMBS Amortized Cost	Non-Agency Subordinated RMBS Amortized Cost	Agency RMBS Amortized Cost
Less than one year	$20,533	$137	$-	$20,549	$76	$-
Greater than one year and less than five years	1,520,809	204,481	1,690,029	1,631,461	244,937	1,671,502
Greater than five years	481,065	171,840	-	478,530	141,594	-
Total	$2,022,407	$376,458	$1,690,029	$2,130,540	$386,607	$1,671,502

December 31, 2008
(dollars in thousands)

Weighted Average Life	Non-Agency Senior RMBS Fair Value	Non-Agency Subordinated RMBS Fair Value	Agency RMBS Fair Value	Non-Agency Senior RMBS Amortized Cost	Non-Agency Subordinated RMBS Amortized Cost	Agency RMBS Amortized Cost
Less than one year	$-	$-	$-	$-	$-	$-
Greater than one year and less than five years	520,733	5,068	242,362	729,495	6,013	240,326
Greater than five years	82,269	5,035	-	135,102	11,198	-
Total	$603,002	$10,103	$242,362	$864,597	$17,211	$240,326

Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 39 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of December 31, 2009 and 2008, the average final contractual maturity of the RMBS portfolio was 29 and 30 years, respectively.

Securitized Loan Portfolio Characteristics

The following tables present certain characteristics of our securitized loans portfolio as of December 31, 2009 and 2008.

	(dollars in thousands)
	December 31, 2009	December 31, 2008
Original loan balance	$500,016	$598,403
Unpaid principal balance	$469,976	$578,996
Weighted average coupon rate on loans	5.93%	5.95%
Weighted average original term (years)	29	29
Weighted average remaining term (years)	27	28

December 31, 2009
Geographic Distribution	Remaining Balance
Top 5 States	(dollars in thousands)	% of Loan Portfolio	Loan Count
California	$158,812	33.79%	218
Florida	29,945	6.37%	41
New Jersey	29,688	6.32%	43
Illinois	28,243	6.01%	38
Virginia	22,553	4.80%	37
Total	$269,241	57.29%	377

December 31, 2008
Geographic Distribution	Remaining Balance
Top 5 States	(dollars in thousands)	% of Loan Portfolio	Loan Count
California	$190,004	32.82%	254
New Jersey	38,576	6.66%	57
Florida	34,208	5.91%	46
Illinois	34,027	5.88%	45
New York	26,643	4.60%	42
Total	$323,458	55.87%	444

	December 31, 2009			December 31, 2008
	Remaining			Remaining
	Balance	% of		Balance	% of
	(dollars in	Loan	Loan	(dollars in	Loan	Loan
Occupancy Status	thousands)	Portfolio	Count	thousands)	Portfolio	Count
Owner occupied	$427,022	90.86%	611	$521,212	90.02%	740
Second home	35,087	7.47%	55	47,784	8.25%	65
Investor	7,867	1.67%	15	10,000	1.73%	17
Total	$469,976	100.00%	681	$578,996	100.00%	822

	% of Loan Portfolio
Loan Purpose	December 31, 2009	December 31, 2008
Purchase	62.78%	62.96%
Cash out refinance	21.53%	14.95%
Rate and term refinance	15.69%	22.09%
Total	100.00%	100.00%

	% of ARM Loans
ARM Loan Type	December 31, 2009	December 31, 2008
Traditional ARM loans	-	-
Hybrid ARM loans	100.00%	100.00%
Total	100.00%	100.00%

	December 31, 2009	December 31, 2008
Unpaid Principal Balance	(dollars in thousands)
$417,000 or less	$4,664	$5,486
$417,001 to $650,000	186,157	225,927
$650,001 to $1,000,000	188,743	237,625
$1,000,001 to $2,000,000	84,846	104,359
$2,000,001 to $3,000,000	5,566	5,599
Over $3,000,001	-	-
Total	$469,976	$578,996

	% of Loan Portfolio
FICO Score	December 31, 2009	December 31, 2008
740 and above	69.55%	69.82%
700 to 739	17.42%	18.33%
660 to 699	10.01%	9.28%
620 to 659	2.13%	1.74%
Below 620	0.89%	0.83%
Total	100%	100%

Weighted average FICO score	756	758

	December 31, 2009	December 31, 2008
Original Loan to Value Ratio	(dollars in thousands)
80.01% and above	$54,844	$65,320
70.01 to 80.00%	$267,353	$321,150
60.01% to 70.00%	$72,058	$89,542
60.00% or less	$75,721	$102,984
Total	$469,976	$578,996

Weighted Average Original
Loan to Value Ratio	73.02%	72.51%

	% of Loan Portfolio
Property Type	December 31, 2009	December 31, 2008
Single-family detached	60.01%	59.60%
Planned urban development-detached	31.31%	31.72%
Condominium	6.39%	6.60%
Other residential	2.29%	2.08%
Total	100.00%	100.00%

	% of ARM Loans
Periodic Cap on Hybrid ARM Loans	December 31, 2009	December 31, 2008
3.00% or less	100.00%	100.00%
3.01% to 4.00%	-	-
4.01% to 5.00%	-	-
Total	100.00%	100.00%

Results of Operations for the Years Ended December 31, 2009, 2008 and the Period Ended December 31, 2007

We commenced operations on November 21, 2007, and therefore do not have any comparable results for prior periods.

Net Income (Loss) Summary

Our net income for the year ended December 31, 2009 was $324.0 million, or $0.64 per average share.  Our net loss for the year ended December 31, 2008 was $119.8 million, or $1.90 per average share.  Our net loss for the period commencing November 21, 2007 and ending December 31, 2007 was $2.9 million, or $0.08 per average share.

Net income per share increased by $2.54 per share and total net income increased by $443.8 million for the year ending December 31, 2009, when compared to the year ending December 31, 2008.  We attribute the increase in net income in part to realized gains on sales of investments equal to $103.6 million for the year ending December 31, 2009 as compared to realized losses on sales of investments equal to $144.3 million for the year ending December 31, 2008.  Net income for the year ending December 31, 2009 also increased in part due to the 355 basis point increase in interest rate spread on the portfolio of assets for the year ending December 31, 2009, when compared to the year ending December 31, 2008.

Net loss per share increased by $1.82 per share and total net loss increased by $116.9 million for the year ending December 31, 2008, when compared to the period November 21, 2007 to December 31, 2007.  We attribute the increase in net loss per share to the realized losses on sale of investments of $144.3 million recorded during the year ending December 31, 2008.  There were no gains or losses on sales of investments during the period November 21, 2007 to December 31, 2007.

The table below presents the net income (loss) summary for the years ended December 31, 2009 and 2008 and the period commencing November 21, 2007 to December 31, 2007:

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period November 21, to December 31, 2007
Net Interest Income:
Interest income	$298,539	$105,259	$3,492
Interest expense	35,083	60,544	415
Net interest income	263,456	44,715	3,077
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(16,264)	-	-
Non-credit portion of loss recognized in other comprehensive income (loss)	6,268	-	-
Net other-than-temporary credit impairment losses	(9,996)	-	-
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	-	4,156	(4,156)
Realized gains (losses) on sales of investments, net	103,646	(144,304)	-
Realized losses on principal write-downs of non-Agency RMBS	(255)	-	-
Realized losses on terminations of interest rate swaps	-	(10,337)	-
Total other gains (losses)	103,391	(150,485)	(4,156)
Net investment income (expense)	356,851	(105,770)	(1,079)
Other expenses:
Management fee	25,704	8,428	1,217
Provision for loan losses	3,102	1,540	81
General and administrative expenses	4,061	4,059	524
Total other expenses	32,867	14,027	1,822
Income (loss) before income taxes	323,984	(119,797)	(2,901)
Income taxes	1	12	5
Net income (loss)	$323,983	$(119,809)	$(2,906)

Net income (loss) per share-basic and diluted	$0.64	$(1.90)	$(0.08)
Weighted average number of shares outstanding-basic and diluted	507,042,421	63,155,878	37,401,737
Comprehensive income (loss):
Net income (loss)	$323,983	$(119,809)	$(2,906)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	260,309	(421,125)	10,153
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	9,996	-	-
Reclassification adjustment for realized (gains) losses included in net income (loss)	(103,391)	144,304	-
Other comprehensive income (loss):	166,914	(276,821)	10,153
Comprehensive income (loss)	$490,897	$(396,630)	$7,247

We had average earning assets of $4.3 billion, $1.7 billion and $399.7 million for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.  Our primary source of income is interest income earned on our assets.  Our interest income was $298.5 million, $105.3 million and $3.5 million for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.  The yield on our portfolio was 6.90%, 5.96% and 7.02% for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.  The prepayment speeds increased to an average of 17% CPR for the year ended December 31, 2009 from a 10% CPR for the year ended December 31, 2008 and 9% for the period November 21, 2007 to December 31, 2007.  For the year ended December 31, 2009 as compared to the year ended December 31, 2008, interest income increased by $193.3 million due to the increase in the yield on average earning assets of 94 basis points.  Interest income for the year ended December 31, 2008 increased as compared to the period November 21, 2007 to December 31, 2007 due to the shortened period for our initial year of operations.

Interest Expense and the Cost of Funds

Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $1.7 billion, $1.3 billion and $270.6 million and total interest expense of $35.1 million, $60.5 million and $415,000 for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.  Our average cost of funds was 2.03%, 4.64% and 5.08% for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.   The average cost of funds rate declined by 261 basis points and the average borrowed funds increased by $419.8 million during the year ended December 31, 2009, when compared to the year ended December 31, 2008.  We attribute the decline in our interest expense to the decline in the average cost of funds.

The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2009 and 2008 and the quarters ended December 31, 2008 through December 31, 2009.

Average Cost of Funds
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
(Ratios have been annualized, dollars in thousands)
For the year ended
December 31, 2009	$1,724,698	$35,083	2.03%	0.33%	1.12%	(0.79%)	1.70%	0.91%
For the quarter ended
December 31, 2009	$2,266,357	$8,530	1.51%	0.24%	0.52%	(0.28%)	1.27%	0.99%
For the quarter ended
September 30, 2009	$2,207,441	$9,197	1.67%	0.27%	0.84%	(0.57%)	1.40%	0.83%
For the quarter ended
June 30, 2009	$1,386,535	$8,313	2.40%	0.37%	1.39%	(1.02%)	2.03%	1.01%
For the quarter ended
March 31, 2009	$1,038,460	$9,042	3.48%	0.46%	1.74%	(1.28%)	3.02%	1.74%
For the year ended
December 31, 2008	$1,304,873	$60,544	4.64%	2.68%	3.06%	(0.38%)	1.96%	1.58%
For the quarter ended
December 31, 2008	$1,105,239	$10,954	3.96%	2.23%	2.94%	(0.71%)	1.73%	1.02%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $263.5 million, $44.7 million and $3.1 million for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 4.87%, 1.32% and 1.94% for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.  Our net interest income increased by $218.8 million for the year ended December 31, 2009, when compared to the year ended December 31, 2008 due to the 355 basis point increase in our net interest spread.  Our net interest income increased by $41.6 million for the year ended December 31, 2008 as compared to the period November 21, 2007 to December 31, 2007.  We attribute the increase in net interest income during the year ended December 31, 2008, when compared to the period November 21, 2007 to December 31, 2007, to the shortened operating history for 2007.

The table below shows our average assets held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the years ended December 31, 2009 and 2008 and the quarters ended December 31, 2008 through December 31, 2009.

Net Interest Income
	Average Earning Assets Held	Interest Earned on Assets	Yield on Average Interest Earning Assets	Average Debt Balance	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
(Ratios have been annualized, dollars in thousands)
For the year ended
December 31, 2009	$4,328,892	$298,539	6.90%	$1,724,698	$35,083	2.03%	$263,456	4.87%
For the quarter ended
December 31, 2009	$6,329,585	$100,765	6.37%	$2,266,357	$8,530	1.51%	$92,235	4.86%
For the quarter ended
September 30, 2009	$5,433,321	$104,690	7.71%	$2,207,441	$9,197	1.67%	$95,493	6.04%
For the quarter ended
June 30, 2009	$3,812,897	$65,077	6.83%	$1,386,535	$8,313	2.40%	$56,764	4.43%
For the quarter ended
March 31, 2009	$1,739,767	$28,007	6.44%	$1,038,460	$9,042	3.48%	$18,965	2.96%
For the year ended
December 31, 2008	$1,711,705	$105,259	5.96%	$1,304,873	$60,544	4.64%	$44,715	1.32%
For the quarter ended
December 31, 2008	$1,621,205	$23,656	5.74%	$1,105,239	$10,954	3.96%	$12,702	1.78%

Management Fee, Loan Loss Provision and General and Administrative Expenses

We paid FIDAC a management fee of $25.7 million, $8.4 million and $1.2 million for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.  We attribute the $17.3 million increase in management fees recorded during the year ended December 31, 2009, when compared to the year ended December 31, 2008, to the increase in stockholders equity resulting from our April and May 2009 secondary offerings.  Our management fee increased by $7.2 million for the period ending December 31, 2008, when compared to the period November 21, 2007 to December 31, 2007.  The increase in management fees reflects the increase in stockholder’s equity from our October 2008 secondary offering and our short operating history for the period November 21, 2007 to December 31, 2007.

The loan loss provision was $3.1 million, $1.5 million and $81,000 for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.  Our loan loss provision increased by $1.6 million for the year ending December 31, 2009, when compared to the year ending December 31, 2008 due to management’s estimate of the effect that increasing rates of delinquencies, foreclosure and bankruptcy activities specific to our securitized loans and the broader mortgage market as a whole will have on the realizable value our securitized loan portfolio.  The loan loss provision for the year ending December 31, 2008 increased by $1.5 million when compared to the period November 21, 2007 to December 31, 2007.  This increase in the provision is attributable to the increase in the principal value of the loan portfolio.

General and administrative expenses, or G&A, were $4.1 million, $4.1 million and $524,000 for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.  G&A remained relatively unchanged for the year ending December 31, 2009, when compared to the year ending December 31, 2008.  Our G&A expenses increased by $3.5 million for the year ended December 31, 2008, when compared to the period November 21, 2007 to December 31, 2007, largely due to the short period of our operating history during 2007.

Total expenses as a percentage of average total assets were 0.99%, 0.85% and 1.55% for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.

From our inception through 2009, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee, loan loss provision and G&A expenses as compared to average total assets and average equity for the years ended December 31, 2009 and 2008 and the quarters ended December 31, 2008 through December 31, 2009.

Management Fees, Loan Loss Provision and G&A Expenses and Operating Expense Ratios

	Total Management Fee, Loan Loss Provision and G&A Expenses	Management Fee, Loan Loss Provision and G&A Expenses/Total Assets	Management Fee, Loan Loss Provision and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the year ended December 31, 2009	$32,867	0.99%	2.25%
For the quarter ended December 31, 2009	$11,446	1.02%	2.12%
For the quarter ended September 30, 2009	$9,753	0.91%	1.89%
For the quarter ended June 30, 2009	$7,946	1.08%	2.67%
For the quarter ended March 31, 2009	$3,722	0.94%	3.51%
For the year ended December 31, 2008	$14,027	0.85%	3.50%
For the quarter ended December 31, 2008	$3,918	1.10%	4.78%

 Net Income (Loss) and Return on Average Equity

Our net income was $324.0 million for the year ended December 31, 2009.  Our net loss was $119.8 million and $2.9 million for the year ended December 31, 2008 and for the period November 21, 2007 to December 31, 2007, respectively.  We attribute the $443.8 million increase in net income for the year ended December 31, 2009, when compared to the year ended December 31, 2008 to realized gains on sales of investments equal to $103.6 million during 2009 and realized losses on sales of investments totaling $144.3 million during 2008.  In addition, our net interest income increased by $218.7 million for the year ending December 31, 2009, when compared to December 31, 2008.  The table below shows our net interest income, loss on sale of assets and termination of interest rate swaps, unrealized gains (loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the years ended December 31, 2009 and 2008 and the quarters ended December 31, 2008 through December 31, 2009.

Components of Return on Average Equity
	Net Interest Income/Average Equity	Realized Gain (Loss) on Sales, Credit Losses and OTTI/Average Equity	Unrealized Gain (Loss) on Interest Rate Swaps/Average Equity	Total Expenses/ Average Equity	Income Tax/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For the year ended December 31, 2009	18.03%	6.41%	0.00%	(2.25%)	0.00%	22.19%
For the quarter ended December 31, 2009	17.09%	2.72%	0.00%	(2.12%)	0.00%	17.69%
For the quarter ended September 30, 2009	18.47%	13.97%	0.00%	(1.89%)	0.00%	30.55%
For the quarter ended June 30, 2009	19.08%	0.95%	0.00%	(2.67%)	0.00%	17.36%
For the quarter ended March 31, 2009	17.91%	3.42%	0.00%	(3.51%)	0.00%	17.82%
For the year ended December 31, 2008	11.17%	(38.64%)	1.04%	(3.50%)	0.00%	(29.93%)
For the quarter ended December 31, 2008	15.50%	0.00%	0.00%	(4.78%)	0.00%	10.72%

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

We expect to continue to borrow funds in the form of repurchase agreements as well as other types of financing.  The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions.  These provisions will differ for each of our lenders and will not be determined until we engage in a specific repurchase transaction.

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

We held cash and cash equivalents of approximately $24.3 million, $27.5 million and $6.0 million at December 31, 2009, 2008 and 2007, respectively.

Our operating activities provided net cash of approximately $168.7 million and $30.7 million and used cash of approximately $1.5 million for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively.

Our investing activities used net cash of $2.8 billion, $1.1 billion and $795.6 million for the years ended December 31, 2009, 2008 and the period November 21, 2007 to December 31, 2007, respectively, primarily for the purchases of investments and the securitizations which were accounted for as sales.

Our financing activities as of December 31, 2009 consisted of net proceeds from our April and May, 2009 secondary offerings in which we raised approximately $1.5 billion, repurchase agreements, and payments received on our securitizations.  We currently have established uncommitted repurchase agreements for RMBS with 18 counterparties, including Annaly. As of December 31, 2009, we had $259.0 million outstanding under our repurchase agreement with Annaly, which constituted 10.95% of our total financing.  As of December 31, 2009, our repurchase agreement with Annaly has weighted average borrowing rates of 1.72% and weighted average remaining maturities of 5 days.  This agreement is collateralized by our RMBS which had an estimated fair value of $314.3 million at December 31, 2009.  The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly.

Our financing activities as of December 31, 2008 consisted of net proceeds from our October 2008 secondary offerings in which we raised approximately $299.6 million, repurchase agreements, and the debt obligations of a $619.7 million securitization which was accounted for as a financing.  As of December 31, 2008 we had established uncommitted repurchase agreements for RMBS with 13 counterparties, including Annaly.  As of December 31, 2008, we had $562.1 million outstanding under our repurchase agreement with Annaly, which constituted approximately 53% of our total financing.  At December 31, 2008, our repurchase agreement with Annaly had weighted average borrowing rates of 1.43% and weighted average remaining maturities of 2 days.  This agreement is collateralized by our RMBS which had an estimated fair value of $680.8 million at December 31, 2008.  The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly.

At December 31, 2009 and 2008, the repurchase agreements for RMBS had the following remaining maturities:

	December 31, 2009	December 31, 2008
	(dollars in thousands)
Overnight	$-	$-
1-30 days (1)	1,772,662	562,119
30 to 59 days	62,243	-
60 to 89 days	-	-
90 to 119 days	-	-
Greater than or equal to 120 days	140,497	-
Total	$1,975,402	$562,119
(1) Repurchase agreements with affiliates totalled $259.0 million and $562.1 million for the years ended December 31, 2009 and 2008, respectively.

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2009, 2008 and 2007, our total debt was approximately $2.4 billion, $1.1 billion and $270.6 million, which represented a debt-to-equity ratio of approximately 1.1:1, 2.5:1 and 0.5:1, respectively.

Stockholders’ Equity

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

On October 24, 2008, we announced the sale of 110,000,000 shares of common stock at $2.25 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $238.8 million.  Immediately following the sale of these shares Annaly purchased 11,681,415 shares at the same price per share as the public offering, for proceeds of approximately $26.3 million. In addition, on October 28, 2008 the underwriters exercised the option to purchase up to an additional 16,500,000 shares of common stock to cover over-allotments for proceeds, less the underwriters’ discount, of approximately $26.2 million. These sales were completed on October 29, 2008.  In all, we raised net proceeds of approximately $301.0 million in these offerings.

On September 24, 2009, we adopted a dividend reinvestment and share purchase plan, or DRSPP.  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.   The DRSPP is administered by the Administrator, The Bank of New York Mellon.  To date no shares were issued under the DRSPP.

During the year ended December 31, 2009, we declared dividends to common shareholders totaling $242.4 million, or $0.43 per share.  During the year ended December 31, 2008, we declared dividends to common shareholders totaling $28.9 million, or $0.62 per share.

There was no preferred stock issued or outstanding as of December 31, 2009 and 2008.

Our charter provides that we may issue up to 1,100,000,000 shares of stock, consisting of up to 1,000,000,000 shares of common stock having a par value of $0.01 per share and up to 100,000,000 shares of preferred stock having a par value of $0.01 per share.  On May 22, 2009, we filed an amendment to our Articles of Incorporation.  Our Articles of Incorporation previously allowed us to issue up to a total of 550,000,000 shares of capital stock, par value $0.01 per share.  As of May 22, 2009, we had 472,401,769 shares of common stock issued and outstanding.  To retain the ability to issue additional shares of capital stock, we have increased the number of shares are authorized to issue to 1,100,000,000 shares consisting of 1,000,000,000 shares of common stock, $0.01 par value per common share, and 100,000,000 shares of preferred stock, $0.01 par value per preferred share.

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

Financing Arrangements with Annaly

In March 2008, we entered into a RMBS repurchase agreement with Annaly.  This agreement contains customary representations, warranties and covenants contained in such agreements.  As of December 31, 2009 and 2008, we had $259.0 million, $562.1 million outstanding under the agreement with a weighted average borrowing rate of 1.72% and 1.43%.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to our Manager’s employees and members of our board of directors during the year ended December 31, 2008.   During the years ended December 31, 2009 and 2008, 128,900 and 140,900 shares of restricted stock we had awarded to FIDAC’s employees and our board members vested and 4,075 and 17,880 shares were forfeited or cancelled, respectively.  At December 31, 2009 and 2008 there are approximately 1.0 million and 1.2 million unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the years ended December 31, 2009 and 2008, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $451,150 and $1.7 million, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2009 and 2008.

December 31, 2009
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS (1)	$1,975,402	$-	$-	$-	$1,975,402
Securitized debt	37,192	70,885	59,382	240,945	408,404
Interest expense on RMBS repurchase
agreements (2)	1,050	-	-	-	1,050
Interest expense on securitized debt (2)	19,708	36,826	30,306	132,418	219,258
Total	$2,033,352	$107,711	$89,688	$373,363	$2,604,114
(1) Repurchase agreements with affiliates for $259.0 million are included in balance.
(2) Interest is based on variable rates in effect as of December 31, 2009.

December 31, 2008
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS (1)	$562,119	$-	$-	$-	$562,119
Securitized debt	65,561	112,745	85,955	246,535	510,796
Interest expense on RMBS repurchase
agreements (2)	22	-	-	-	22
Interest expense on securitized debt (2)	26,469	42,694	31,965	92,125	193,253
Total	$654,171	$155,439	$117,920	$338,660	$1,266,190
(1) Repurchase agreements with affiliates represents entire balance.
(2) Interest is based on variable rates in effect as of December 31, 2008.

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

Subsequent Events

On January 28, 2010, we formed Chimera Special Holdings LLC, a Delaware limited liability company, as a wholly owned subsidiary of Chimera Asset Holding LLC, which is a wholly owned subsidiary of Chimera Investment Corporation.

On January 29, 2010, we transferred $1.7 billion in principal value of our RMBS to the CSMC 2010-1R Trust in a re-securitization transaction.  In this transaction, we sold $128.1 million of AAA-rated fixed rate bonds to third party investors for net proceeds of $127.7 million.  We retained $563.6 million of AAA-rated bonds, $1.0 billion in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $1.6 billion.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-1R Trust.

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

Credit Risk

We are subject to credit risk in connection with our investments and face more credit risk on assets we own which are rated below ‘‘AAA’’. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics. Our Manager uses a comprehensive credit review process. Our Manager’s analysis of loans includes borrower profiles, as well as valuation and appraisal data. Our Manager uses compensating factors such as liquid assets, low loan to value ratios and job stability in evaluating loans.  Our Manager’s resources include a proprietary portfolio management system, as well as third party software systems. Our Manager utilizes a third party due diligence firm to perform an independent underwriting review to insure compliance with existing guidelines. Our Manager selects loans for review predicated on risk-based criteria such as loan-to-value, borrower’s credit score(s) and loan size. Our Manager  also outsources underwriting services to review higher risk loans, either due to borrower credit profiles or collateral valuation issues. In addition to statistical sampling techniques, our Manager creates adverse credit and valuation samples, which we individually review. Our Manager rejects loans that fail to conform to our standards. Our Manager will accept only those loans which meet our underwriting criteria. Once we own a loan, our Manager’s surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. Additionally, the non-Agency RMBS and other ABS which we acquire for our portfolio are reviewed by our Manager to ensure that they satisfy our risk based criteria. Our Manager’s review of non-Agency RMBS and other ABS includes utilizing its proprietary portfolio management system. Our Manager’s review of non-Agency RMBS and other ABS are based on quantitative and qualitative analysis of the risk-adjusted returns on non-Agency RMBS and other ABS present.

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

Interest Rate Mismatch Risk

We intend to fund a substantial portion of our acquisitions of hybrid adjustable-rate mortgages and RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgages and RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-K.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at December 31, 2009 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income %	Projected Percentage Change in Portfolio Value %
-75 Basis Points	8.05%	4.59%
-50 Basis Points	6.00%	3.05%
-25 Basis Points	2.93%	1.52%
Base Interest Rate
+25 Basis Points	(4.62%)	(1.51%)
+50 Basis Points	(6.51%)	(3.01%)
+75 Basis Points	(8.40%)	(4.50%)

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

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI.  The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors.  Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.  As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted.  If we are unable to readily obtain independent pricing to validate our estimated fair value of securities in the portfolio, the fair value gains or losses recorded in OCI may be adversely affected.

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

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage our risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our RMBS and our financings;

•	attempting to structure our financings agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our MBS and our borrowings;

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2009.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$3,465,428	$212,743	$1,682,238	$1,099,493	$6,459,902
Cash equivalents	24,279	-	-	-	24,279
Total rate sensitive assets	3,489,707	212,743	1,682,238	1,099,493	6,484,181

Rate sensitive liabilities	2,243,309	140,497	-	-	2,383,806
Interest rate sensitivity gap	$1,246,398	$72,246	$1,682,238	$1,099,493	$4,100,375

Cumulative rate sensitivity gap	$1,246,398	$1,318,644	$3,000,882	$4,100,375
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	19%	20%	46%	63%

Our analysis of risks is based on our manager’s experience, estimates, models and assumptions.  These analyses rely on models which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this Form 10-K.  These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-26 of this Form 10-K.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to affect its internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

                  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

                The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

                Based on management’s assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  This report appears on page F-1 of this annual report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

The information regarding our executive officers required by Item 10 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

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

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

Item 11.  Executive Compensation

 The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

 The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

PART IV

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

3.2	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)
3.3
Amended and Restated Bylaws of Chimera Investment Corporation  (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 2 to Form S-11 (File No. 333-145525) filed on November 5, 2007 and incorporated herein by reference)

4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.1
Form of Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.2
Form of Amendment No. 1 to the Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-151403) filed on October 14, 2008 and incorporated herein by reference)

10.3
Form of Amendment No. 2 to the Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2008 and incorporated herein by reference)

10.4†
Form of Equity Incentive Plan  (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.5†
Form of Restricted Common Stock Award (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.6†
Form of Stock Option Grant (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.7
Form of Master Securities Repurchase Agreement  (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-145525) filed on November 13, 2007 and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Registrant
23.3	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Represents a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chimera Investment Corporation
New York, New York

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009, December 31, 2008, and for the period November 21, 2007 to December 31, 2007.  We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting at Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chimera Investment Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, December 31, 2008, and for the period November 21, 2007 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 25, 2010

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	December 31, 2009	December 31, 2008
Assets:

Cash and cash equivalents	$24,279	$27,480
Non-Agency Mortgage-Backed Securities, at fair value	2,398,865	613,105
Agency Mortgage-Backed Securities, at fair value	1,690,029	242,362
Securitized loans held for investment, net of allowance for loan losses of $4.6 million and $1.6 million, respectively	470,533	583,346
Accrued interest receivable	33,128	9,951
Other assets	1,494	1,257
Total assets	$4,618,328	$1,477,501

Liabilities:
Repurchase agreements	$1,716,398	$-
Repurchase agreements with affiliates	259,004	562,119
Securitized debt	390,350	488,743
Accrued interest payable	3,235	2,465
Dividends payable	113,788	7,040
Accounts payable and other liabilities	472	387
Investment management fees payable to affiliate	8,519	2,292
Total liabilites	$2,491,766	$1,063,046

Commitments and Contingencies (Note 13)	-	-

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,000,000,000 shares authorized, 670,371,587 and 177,198,212 shares issued and outstanding, respectively	$6,693	$1,760
Additional paid-in-capital	2,290,614	831,966
Accumulated other comprehensive loss	(99,754)	(266,668)
Accumulated deficit	(70,991)	(152,603)
Total stockholders' equity	$2,126,562	$414,455
Total liabilities and stockholders' equity	$4,618,328	$1,477,501

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period November 21, to December 31, 2007
Net Interest Income:
Interest income	$298,539	$105,259	$3,492
Interest expense	35,083	60,544	415
Net interest income	263,456	44,715	3,077
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(16,264)	-	-
Non-credit portion of loss recognized in other comprehensive income (loss)	6,268	-	-
Net other-than-temporary credit impairment losses	(9,996)	-	-
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	-	4,156	(4,156)
Realized gains (losses) on sales of investments, net	103,646	(144,304)	-
Realized losses on principal write-downs of non-Agency RMBS	(255)	-	-
Realized losses on terminations of interest rate swaps	-	(10,337)	-
Total other gains (losses)	103,391	(150,485)	(4,156)
Net investment income (expense)	356,851	(105,770)	(1,079)
Other expenses:
Management fee	25,704	8,428	1,217
Provision for loan losses	3,102	1,540	81
General and administrative expenses	4,061	4,059	524
Total other expenses	32,867	14,027	1,822
Income (loss) before income taxes	323,984	(119,797)	(2,901)
Income taxes	1	12	5
Net income (loss)	$323,983	$(119,809)	$(2,906)

Net income (loss) per share-basic and diluted	$0.64	$(1.90)	$(0.08)
Weighted average number of shares outstanding-basic and diluted	507,042,421	63,155,878	37,401,737
Comprehensive income (loss):
Net income (loss)	$323,983	$(119,809)	$(2,906)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	260,309	(421,125)	10,153
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	9,996	-	-
Reclassification adjustment for realized (gains) losses included in net income (loss)	(103,391)	144,304	-
Other comprehensive income (loss):	166,914	(276,821)	10,153
Comprehensive income (loss)	$490,897	$(396,630)	$7,247

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, November 21, 2007	$-	$-	$-	$-	$-
(date operations commenced)
Net loss	-	-	-	(2,906)	(2,906)
Other comprehensive income	-	-	10,153	-	10,153
Proceeds from direct purchase	-	11	-	-	11
Proceeds from common stock offerings	341	477,910	-	-	478,251
Proceeds from common stock offerings
to affiliate	36	54,287	-	-	54,323
Common dividends declared,
$0.025 per share	-	-	-	(943)	(943)
Balance, December 31, 2007	$377	$532,208	$10,153	$(3,849)	$538,889
Net loss	-	-	-	(119,809)	(119,809)
Other comprehensive loss	-	-	(276,821)	-	(276,821)
Proceeds from direct purchase	-	97	-	-	97
Proceeds from common stock offerings	1,265	272,036	-	-	273,301
Proceeds from common stock offerings
to affiliate	117	26,166	-	-	26,283
Proceeds from restricted stock grants	1	1,459	-	-	1,460
Common dividends declared,
$0.62 per share	-	-	-	(28,945)	(28,945)
Balance, December 31, 2008	$1,760	$831,966	$(266,668)	$(152,603)	$414,455
Net income	-	-	-	323,983	323,983
Other comprehensive income	-	-	166,914	-	166,914
Proceeds from direct purchase	-	50	-	-	50
Proceeds from common stock offerings	4,635	1,368,246	-	-	1,372,881
Proceeds from common stock offerings
to affiliate	296	89,782	-	-	90,078
Proceeds from restricted stock grants	2	570	-	-	572
Common dividends declared,					-
$0.43 per share	-	-	-	(242,371)	(242,371)
Balance, December 31, 2009	$6,693	$2,290,614	$(99,754)	$(70,991)	$2,126,562

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	For The Period November 21, 2007 to December 31, 2007
Cash Flows From Operating Activites:
Net income (loss)	$323,983	$(119,809)	$(2,906)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
(Accretion) amortization of investment discounts	(49,249)	294	(98)
Unrealized (gains) losses on interest rate swaps	-	(4,156)	4,156
Realized loss on termination of interest rate swaps	-	10,337	-
Realized (gain) loss on sale of investments	(103,646)	144,304	-
Realized losses on principal write-downs of non-Agency RMBS	255	-	-
Net other-than-temporary credit impairment losses	9,996	-	-
Provision for loan losses	3,102	1,540	81
Restricted stock grants	572	1,460	-
Changes in operating assets:
Increase in accrued interest receivable	(23,177)	(5,613)	(4,337)
Increase in other assets	(237)	(694)	(563)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	85	(126)	512
Increase in investment management fees payable to affiliate	6,227	1,076	1,217
Increase in accrued interest payable	770	2,050	415
Net cash provided by (used in) operating activities	$168,681	$30,663	$(1,523)
Cash Flows From Investing Activities:
Mortgage-Backed Securities portfolio:
Purchases	(5,324,267)	(1,483,416)	(368,593)
Sales	1,857,210	567,455	-
Principal payments	548,048	174,449	1,788
Loans held for investment portfolio:
Purchases	-	(735,271)	(162,465)
Sales	-	90,732	-
Principal payments	-	23,115	-
Securitized loans:
Purchases	-	(111)	-
Principal payments	108,850	40,714	-
Reverse repurchase agreements	-	265,000	(265,000)
Restricted cash	-	1,350	(1,350)
Net cash used in investing activities	$(2,810,159)	$(1,055,983)	$(795,620)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	59,370,624	85,585,116	270,584
Payments on repurchase agreements	(57,957,341)	(85,293,581)	-
Net proceeds from common stock offerings	1,372,881	273,301	478,250
Net proceeds from common stock offerings to affiliates	90,078	26,283	54,324
Proceeds from collateralized mortgage debt borrowings	-	526,716	-
Payments on collateralized mortgage debt borrowings	(102,393)	(37,973)	-
Net proceeds from direct purchases of common stock	50	97	11
Net payments on termination of interest rate swaps	-	(10,337)	-
Common dividends paid	(135,622)	(22,848)	-
Net cash provided by financing activities	$2,638,277	$1,046,774	$803,169
Net (decrease) increase in cash and cash equivalents	(3,201)	21,454	6,026
Cash and cash equivalents at beginning of period	27,480	6,026	-
Cash and cash equivalents at end of period	$24,279	$27,480	$6,026

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$34,452	$58,493	$-
Taxes paid	$1	$33	$-

Net cash investing activities:
Payable for investments purchased	$-	$-	$748,920
Transfer from loans held for investment to
mortgage-backed securities	$-	$735,271	$-
Net change in unrealized gain (loss) on available-
for-sale securities	$166,914	$(276,821)	$10,153
Net cash financing activities:
Common dividends declared, not yet paid	$113,788	$7,040	$943

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008 and the Period November 21, 2007 to December 31, 2007

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

(b) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds.

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

Interest income on RMBS is computed on the remaining principal balance of the investment security.  Premiums or discounts on investment securities that are guaranteed as to principal and/or interest repayment as is with agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac, or Fannie Mae (“Agency RMBS”) are recognized over the life of the investment using the effective interest method.  Premiums or discount amortization/accretion on non-Agency RMBS is recognized in accordance with Accounting Standards Codification (“ASC”) 325, Investment-Other.  For non-Agency RMBS the Company estimates at the time of purchase expected future cash flows, prepayment speeds, credit losses, loss severity, and loss timing based on the Company’s observation of available market data, its experience, and the collective judgment of its management team to determine the effective interest rate on the RMBS.  Not less than quarterly, the Company reevaluates, and if necessary, makes adjustments to its analysis utilizing internal models, external market research and sources in conjunction with its view on performance in the non-Agency RMBS sector.  Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income.  Changes to assumptions that decrease expected future cash flows may result in other-than-temporary impairment.

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

If the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for other-than-temporary impairment.  Management evaluates the Company’s RMBS for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery in fair value, (4) and the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered other-than-temporary credit impairments are recognized in income and the cost basis of the asset is adjusted.

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

(e) Allowance for Loan Losses

The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company’s loan portfolio.  The estimate is based on a variety of factors including current economic conditions, industry loss experience, the loan originator’s loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing  appreciation or depreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of a pool of loans, the Company obtains written representations and warranties from the sellers that the Company could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards.  While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses.  The Company also performed due diligence procedures on a sample of loans that met its criteria during the purchase process.  The Company has created an unallocated provision for probable loan losses estimated as a percentage of the remaining unpaid principal balance on the loans.  Management’s estimate is based on historical experience of similarly underwritten pools.

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

(i) Derivative Financial Instruments and Hedging Activity

The Company’s policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. The Company intends to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. If the Company hedges using interest rate swaps these instruments are accounted for as either assets or liabilities in the consolidated statement of financial condition, are measured at fair value with realized and unrealized gains and losses recognized in earnings.

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

In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is carried at fair value with the changes in value included in net income.

The Company uses derivatives for economic hedging purposes rather than speculation and will rely on quotations from third parties to determine fair values.  If our hedging activities do not achieve our desired results, the Company’s reported earnings may be adversely affected.

(j) Mortgage Loan Sales and Securitizations

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

 (k) Income Taxes

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

(l) Net Income (Loss) per Share

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

(m) Stock-Based Compensation

The Company accounts for stock based compensation awards granted to the employees of FIDAC in accordance with GAAP guidance for compensation to non-employees.  GAAP requires the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty's performance is complete.  Compensation expense related to the grants of stock and stock options is recognized over the vesting period of such grants based on the estimated fair value.

 (n) Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and reporting period. The most significant estimates are related to the following: all assets classified as available-for-sale and are reported at their estimated fair value; all investment securities are amortized/accreted based on yields that incorporate management’s assumptions as to the expected performance of the investment over time; loan loss provisions reflect management estimates with regard to expected losses of the securitized loan portfolio.  Actual results could differ from those estimates.

(o) Recent Accounting Pronouncements

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles “Codification” which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”).  The objective of the Codification is to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB.  Codification was effective for the Company as of September 30, 2009.   In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification was superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, as recommended in the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company does not reference specific sections of the ASC but will use broad topic references.

           The Company’s recent accounting pronouncements section has been reformatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This guidance was the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the company (1) has the intent to sell the investment securities, (2) is more likely than not that it will be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, is then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (“OCI”).  If the entity intends to sell the security, or will be required to sell the security before its anticipated recovery, the full OTTI will be recognized in the statement of operations.

OTTI has occurred if there has been an adverse change in future estimated cash flows and its impact is reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of OTTI analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making OTTI decisions include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  The Company’s non-Agency RMBS and Agency RMBS investments fall under this guidance and as such, the Company will assess each security for OTTI based on estimated future cash flows.  This guidance became effective for the Company on June 30, 2009.

Broad Transactions

Business Combinations (ASC 805)

This guidance establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date.  ASC 805 alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits.  ASC 805 was effective for business combinations closed in fiscal years beginning after December 15, 2008.  The Company did not make any business acquisitions during the year ended December 31, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning noncontrolling interests in consolidated financial statements, which required the Company to make certain changes to the presentation of its consolidated financial statements.  This guidance requires classification of noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and including the accumulated amount of noncontrolling interests as part of stockholders’ equity.  Further, this guidance requires distinction between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provided for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries would be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation.  Any retained ownership interests are re-measured with the gain or loss reported in net earnings.

Effective January 1, 2010, the consolidation standards have been amended to update the existing standard and eliminate the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  We expect that we will be required to consolidate RMBS re-securitization transactions previously recorded during the year ended December 31, 2009 as sales for GAAP beginning with the effective date of this ASU.  We expect consolidation of these transactions to increase our non-Agency portfolio by including approximately $1.3 billion in principal value of AAA senior securities.  In addition, we expect to record a corresponding increase of $1.3 billion in principal value of non-recourse liabilities, for which we have no continuing obligations, in our consolidated financial statements.  The consolidation is expected to reverse approximately $98.1 million in previously recorded GAAP gains on sales of assets related to the re-securitizations undertaken in 2009.  The reversal of this gain will be accreted into interest income over the remaining life of the re-securitized assets.  The Company is currently considering the complete impact of this ASU on its March 31, 2010 consolidated financial statements.

On January 27, 2010, the FASB voted to indefinitely defer the effective date of ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).   This deferral is expected to most significantly affect reporting entities in the investment management industry and therefore, as it stands, has no material impact on the Company’s consolidated financial statements.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009 and adopted by the Company prospectively, the FASB issued additional guidance attempting  to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  The adoption of this ASC had no material impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how fair value measurements should be applied when valuing securities in markets that are not active.  The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.  It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material impact on the fair value of the Company’s assets as the Company’s methodologies previously employed to value assets complied with the new guidance.

In October 2008 EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets.”  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  This guidance became effective for the Company’s June 30, 2009 reporting period.  The adoption did not have a material impact on the manner in which the Company estimates fair value, nor did it have any impact on our financial statement disclosures.

In August 2009, FASB provided further guidance (in ASU 2009-05) regarding the fair value measurement of liabilities.  The guidance stated that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset renders the fair value measurement of the liability a lower level measurement.  This guidance had no material effect on the fair valuation of the Company’s liabilities.

In September 2009, FASB issued guidance (in ASU 2009-12) on measuring the fair value of certain alternative investments.  This guidance offered investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value (“NAV”) per share.  If an investment falls within the scope of the ASU, the reporting entity is permitted, but not required to use the investment’s NAV to estimate its fair value.  This guidance had no material effect on the fair valuation of the Company’s assets, as the Company does not hold any assets qualifying under this guidance.

In January 2010, FASB issues guidance (in ASU 2010-06) to increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for the Company beginning January 1, 2010. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective until January 1, 2011.  Adoption of this guidance will result in increased financial statement disclosure for the Company.

Financial Instruments (ASC 820)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance became effective for the Company June 30, 2009.  The adoption did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

Subsequent Events (ASC 855)

ASC 855 provides general standards governing accounting for and disclosure of events that occur after the balance sheet date through the date of issuance of the consolidated financial statements.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted this ASC effective June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements.  There were no material subsequent events through the date of issuance of this Annual Report on Form 10-K except as disclosed in Note 14.

Transfers and Servicing (ASC 860)

In February 2008 FASB issued guidance addressing whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives.  This guidance requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This guidance was effective for the Company on January 1, 2009 and the implementation did not have a material impact on the consolidated financial statements of the Company.

On June 12, 2009, the FASB issued (in ASU 2009-16) an amendment update to the accounting standards governing the transfer and servicing of financial assets.  This amendment  updated the existing standard and eliminates the concept of a QSPE clarified the surrendering of control to effect sale treatment; and modified the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defined the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment required enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010.   The Company has determined the amendment has no material impact on the consolidated financial statements.  See discussion under Consolidation (ASC 810) above.

3.  Mortgage-Backed Securities

The following tables represent the Company’s available-for-sale RMBS portfolio as of December 31, 2009 and December 31, 2008, at fair value.  The Company classifies its non-Agency RMBS into senior and subordinated interests.  Senior interests in non-Agency RMBS are considered to be entitled first to principal repayments in their prorata ownership interests.

December 31, 2009
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$2,757,212	$1,536	$(628,209)	$83,946	$(192,079)	$2,022,406
Subordinated	1,616,031	10,346	(1,239,769)	65,996	(76,145)	376,459
Agency RMBS	1,616,450	55,081	(29)	20,767	(2,240)	1,690,029
Total	$5,989,693	$66,963	$(1,868,007)	$170,709	$(270,464)	$4,088,894

December 31, 2008
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$881,111	$1,858	$(18,372)	$3,457	$(265,052)	$603,002
Subordinated	18,345	247	(1,381)	2,208	(9,316)	10,103
Agency RMBS	233,976	6,350	-	2,036	-	242,362
Total	$1,133,432	$8,455	$(19,753)	$7,701	$(274,368)	$855,467

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

December 31, 2009
(dollars in thousands)
Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$539,579	$(38,466)	$489,670	$(153,613)	$1,029,249	$(192,079)
Subordinated	179,226	(72,438)	5,862	(3,707)	185,088	(76,145)
Agency	682,681	(2,240)	-	-	682,681	(2,240)
Total	$1,401,486	$(113,144)	$495,532	$(157,320)	$1,897,018	$(270,464)

December 31, 2008
(dollars in thousands)
Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$587,611	$(265,052)	$-	$-	$587,611	$(265,052)
Subordinated	267,856	(9,316)	-	-	267,856	(9,316)
Agency	-	-	-	-	-	-
Total	$855,467	$(274,368)	$-	$-	$855,467	$(274,368)

The Company recorded a $10.0 million other-than-temporary credit impairment during the year on investments where the expected future cash flows of certain subordinated non-Agency RMBS were less than their amortized cost basis.  The Company evaluates each investment in our RMBS portfolio for OTTI quarterly or more often if market conditions warrant.  The amortized cost of each investment in an unrealized loss position is compared to the present value of expected future cash flows of the position.  If the amortized cost of the security is less than the present value of its expected future cash flows, an other-than-temporary credit impairment has occurred.  If the Company does not intend to sell nor are required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in the statement of operations, while the balance of impairment related to other factors is recognized in Other Comprehensive Income (“OCI”).  If we intend to sell the debt security, or will be required to sell the security before its anticipated recovery, the full OTTI is recognized in the statement of operations.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables summarize the Company’s RMBS at December 31, 2009 and 2008 according to their estimated weighted-average life classifications:

The weighted-average lives of the mortgage-backed securities at December 31, 2009 and 2008 in the tables below are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security.  The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

December 31, 2009
(dollars in thousands)

Weighted Average Life	Non-Agency Senior RMBS Fair Value	Non-Agency Subordinated RMBS Fair Value	Agency RMBS Fair Value	Non-Agency Senior RMBS Amortized Cost	Non-Agency Subordinated RMBS Amortized Cost	Agency RMBS Amortized Cost
Less than one year	$20,533	$137	$-	$20,549	$76	$-
Greater than one year and less than five years	1,520,809	204,481	1,690,029	1,631,461	244,937	1,671,502
Greater than five years	481,065	171,840	-	478,530	141,594	-
Total	$2,022,407	$376,458	$1,690,029	$2,130,540	$386,607	$1,671,502

December 31, 2008
(dollars in thousands)

Weighted Average Life	Non-Agency Senior RMBS Fair Value	Non-Agency Subordinated RMBS Fair Value	Agency RMBS Fair Value	Non-Agency Senior RMBS Amortized Cost	Non-Agency Subordinated RMBS Amortized Cost	Agency RMBS Amortized Cost
Less than one year	$-	$-	$-	$-	$-	$-
Greater than one year and less than five years	520,733	5,068	242,362	729,495	6,013	240,326
Greater than five years	82,269	5,035	-	135,102	11,198	-
Total	$603,002	$10,103	$242,362	$864,597	$17,211	$240,326

The RMBS portfolio has the following characteristics at December 31, 2009 and 2008:

	Non-Agency RMBS
December 31, 2009	Senior	Subordinated	Agency RMBS	Securitized Loans
Weighted average cost basis	$77.27	$23.93	$103.41	$101.09
Weighted average fair value (1)	$73.35	$23.30	$104.55	$101.09
Weighted average coupon	5.74%	5.90%	5.50%	5.49%
Fixed-rate percentage of portfolio	12.97%	11.58%	25.02%	3.14%
Adjustable-rate percentage of portfolio	29.71%	13.44%	0.00%	4.14%
Weighted average 3 month CPR at period-end (2)	17.34%	15.25%	22.78%	18.86%

	Non-Agency RMBS
December 31, 2008	Senior	Subordinated	Agency RMBS	Securitized Loans
Weighted average cost basis	$98.13	$93.83	$102.71	$101.03
Weighted average fair value (1)	$68.44	$55.08	$103.58	$101.03
Weighted average coupon	5.98%	5.35%	6.69%	5.95%
Fixed-rate percentage of portfolio	0.48%	0.78%	13.70%	15.00%
Adjustable-rate percentage of portfolio	50.95%	0.29%	0.00%	18.80%
Weighted average 3 month CPR at period-end (2)	12.57%	6.80%	14.50%	7.80%

(1) Securitized loans are carried at amortized cost.
(2) Represents the estimated percentage of principal that will be prepaid over the next three months based on historical principal paydowns.

The non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The investment securities contained in this portion of the portfolio have the following collateral characteristics at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
Number of securities in portfolio		209		30
Weighted average maturity (years)		28.5		22.1
Weighted average amortized loan to value		73.8%		74.2%
Weighted average FICO		715.7		717.5
Weighted average loan balance (in thousands)		415.9		394.3
Weighted average percentage owner occupied		82.8%		77.8%
Weighted average percentage single family residence		59.9%		54.8%
Weighted average current credit enhancement		12.2%		25.4%
Weighted average geographic concentration	CA	44.8%	CA	53.0%
	FL	17.3%	FL	10.6%
	NY	7.5%	AZ	8.2%
	MD	4.9%	NV	5.6%
	NJ	4.4%	NJ	4.1%

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

During the year ended December 31, 2009, the Company sold RMBS with a carrying value of $1.8 billion for realized gains of $103.6 million.  During the year ended December 31, 2008, the Company sold RMBS with a carrying value of $704.9 million for realized losses of approximately $137.4 million and terminated interest rate swaps with a notional value of $983.4 million, for realized losses of approximately $10.5 million.

4.  Securitized Loans Held for Investment

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at December 31, 2009 and 2008.  At December 31, 2009, approximately 57% of the Company’s securitized loans are adjustable rate mortgage loans and 43% are fixed rate mortgage loans.  All of the adjustable rate loans held for investment are hybrid adjustable rate mortgages (“ARM”).  Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.  The periodic cap on all hybrid ARMS in the securitized loan portfolio range from 0.00% to 3.00% for the years ended December 31, 2009 and 2008.  The securitized loans held for investment are carried at their principal balance outstanding less an allowance for loan losses:

	December 31, 2009	December 31, 2008
	(dollars in thousands)
Securitized mortgage loans, at principal balance	$475,084	$584,967
Less: allowance for loan losses	4,551	1,621
Securitized loans held for investment	$470,533	$583,346

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008	December 31, 2007
	(dollars in thousands)
Balance, beginning of period	$1,621	-	$-
Provision for loan losses	3,101	1,621	-
Charge-offs	(171)	-	-
Balance, end of period	$4,551	$1,621	$-

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses for the year ended December 31, 2009 was $4.6 million, representing 97 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The Company’s allowance for loan losses was $1.6 million for the year ended December 31, 2008, representing 28 basis points of the principal balance of the Company’s securitized loan portfolio.  At December 31, 2009, 1.82% of the securitized loans held for investment were greater than 60 days delinquent and 0.89% were in some stage of foreclosure.  As of December 31, 2008, 0.12% of the securitized loans held for investment were greater than 60 days delinquent and no loans were in foreclosure.

5.  Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methods used to produce a fair value calculation may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

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

If at the valuation date, the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for OTTI.  Management evaluates the Company’s RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery, (4) and the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered OTTI due to credit are recognized in earnings and the cost basis of the assets are adjusted.

At December 31, 2009 and 2008, the Company has classified its RMBS as “Level 2”.  The Company’s financial assets carried at fair value on a recurring basis are valued at December 31, 2009 and 2008 as follows:

December 31, 2009
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency mortgage-backed securities	$-	$2,398,865	$-
Agency mortgage-backed securities	$-	$1,690,029	$-

December 31, 2008
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency mortgage-backed securities	$-	$613,105	$-
Agency mortgage-backed securities	$-	$242,362	$-

As of the years ended December 31, 2009 and 2008, the Company was able to obtain third party pricing verification for all assets classified as Level 2.  The classification of assets and liabilities by level remains unchanged at December 31, 2009, when compared to the previous year.  In the aggregate, the Company’s fair valuation of RMBS investments were 1.05% and 0.03% lower than the aggregated dealer marks for the years ended December 31, 2009 and 2008.

Securitized Loans Held for Investment

The Company records securitized loans held for investment when it securitizes or re-securitizes assets and records the transaction as a “financing.”  The Company carries securitized loans held for investment at principal value, plus premiums or discounts paid, less an allowance for loan losses.  The Company fair values its securitized loans held for investment by estimating future cash flows of the underlying assets.  The Company models each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

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

The following table presents the carrying value and estimated fair value, as described above, of the Company’s financial instruments at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Non-Agency RMBS	$2,517,147	$2,398,865	$881,808	$613,105
Agency RMBS	1,671,502	1,690,029	240,326	242,362
Securitized loans held for investment	470,533	453,388	583,346	577,893
Repurchase agreements	1,975,402	1,977,664	562,119	562,164
Securitized debt	390,350	408,404	488,743	510,796

6.  Repurchase Agreements

The Company had outstanding $2.0 billion and $562.1 million of repurchase agreements with weighted average borrowing rates of 0.60% and 1.43% and weighted average remaining maturities of 26 and 2 days as of December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $2.0 billion and $680.8 million, respectively.   The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and re-price accordingly.

At December 31, 2009 and 2008, the repurchase agreements collateralized by RMBS had the following remaining maturities:

	December 31, 2009	December 31, 2008
	(dollars in thousands)
Overnight	$-	$-
1-30 days (1)	1,772,662	562,119
30 to 59 days	62,243	-
60 to 89 days	-	-
90 to 119 days	-	-
Greater than or equal to 120 days	140,497	-
Total	$1,975,402	$562,119
(1) Repurchase agreements with affiliates totalled $259.0 million and $562.1 million for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company did not have an amount at risk greater than 10% of its equity with any counterparty.  At December 31, 2008 the Company had an amount at risk of approximately 29% of its equity with Annaly, an affiliate.

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

At December 31, 2009, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $390.4 million.  The debt matures between the years 2015 and 2038.  At December 31, 2009, the debt carried a weighted average cost of financing equal to 5.50%, that is secured by residential mortgage loans of which approximately 43% of the remaining principal balance pays a fixed rate of 6.33% and 57% of the remaining principal balance pays a variable rate of 5.63%.  At December 31, 2008, securitized debt collateralized by residential mortgage loans had a principal balance of $488.7 million.  At December 31, 2008, the debt carried a weighted average cost of financing equal to 5.55%, of which approximately 44% of the remaining principal balance is a fixed rate at 6.32% and 56% of the remaining principal balance at a variable rate of 5.65%.

The following table presents the estimated principal repayment schedule of the securitized debt held by the Company outstanding at December 31, 2009 and 2008, based on expected cashflows of the loans collateralizing the debt:

	December 31, 2009	December 31, 2008
	(dollars in thousands)
Within One Year	$37,192	$65,561
One to Three Years	70,885	112,745
Three to Five Years	59,382	85,955
Greater Than or Equal to Five Years	240,945	246,535
Total	$408,404	$510,796

Maturities of the Company’s securitized debt are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

As of December 31, 2009 and 2008, the Company had no off balance sheet credit risk.

8.  Common Stock

On September 24, 2009, the Company adopted a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.   The DRSPP is administered by the Administrator, The Bank of New York Mellon.  To date no shares were issued under the DRSPP.

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

There was no preferred stock issued or outstanding as of December 31, 2009 or 2008.

During the year ended December 31, 2009, the Company declared dividends to common shareholders totaling $242.4 million or $0.43 per share.  During the year ended December 31, 2008, the Company declared dividends to common shareholders totaling $28.9 million or $0.62 per share.

9.  Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors and employees of FIDAC and its affiliates, to stimulate their efforts towards the Company’s continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The incentive plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards.  The specific award granted to an individual is based upon, in part, the individual’s position within FIDAC, the individual’s position within the Company, his or her contribution to the Company’s performance, market practices, as well as the recommendations of FIDAC.  The incentive plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of the Company’s common stock up to a ceiling of 40,000,000 shares.

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of December 31, 2009, 269,800 shares have vested and 21,955 shares were forfeited or cancelled.  There have been no incentive awards granted since January 2, 2008.

As of December 31, 2009, there was $18.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the long term incentive plan. That cost is expected to be recognized over a weighted-average period of 8.0 years. The total fair value of shares vested during the year ended December 31, 2009 was $451,150.

10.  Income Taxes

As a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status as well.  During the year ended December 31, 2009, the Company recorded $1,000 in income tax expense related to state and federal tax liabilities on undistributed income.  During the year ended December 31, 2008, the Company recorded $12,431 in income tax expense related to state and federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  During the year ended December 31, 2009 the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income.  For the year ended December 31, 2008, all income distributed in the form of dividends was characterized as ordinary income.

11.  Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk.  The Company is subject to credit risk and interest rate risk in connection with its investments in non-Agency residential mortgage loans and credit sensitive mortgage-backed securities.  When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate and adjustable-rate mortgage-backed securities, residential mortgage loans, and borrowings under repurchase agreements.  The Company attempts to minimize credit risk through due diligence and asset selection by purchasing loans underwritten to agreed-upon specifications of selected originators.  The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan to value ratio.  These factors are considered to be important indicators of credit risk

12.  Management Agreement and Related Party Transactions

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

Management fees accrued and paid to FIDAC for the year ended December 31, 2009 and 2008 were $25.7 million and $8.4 million, respectively.

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

During the year ended December 31, 2009 and 2008, 128,900 and 140,900 shares of restricted stock issued by the Company to FIDAC’s employees vested, as discussed in Note 9.

In March 2008, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  As of December 31, 2009, the Company was financing $259.0 million under this agreement at a weighted average rate of 1.72%.  At December 31, 2008, the Company financed $562.1 million under this agreement at a weighted average rate of 1.43%.  The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

13.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at December 31, 2009.

14.  Subsequent Events

On January 28, 2010, we formed Chimera Special Holdings LLC, a Delaware limited liability company, as a wholly owned subsidiary of Chimera Asset Holding LLC, which is a wholly owned subsidiary of Chimera Investment Corporation.

On January 29, 2010, the Company transferred $1.7 billion in principal value of its RMBS to the CSMC 2010-1R Trust in a re-securitization transaction.  In this transaction, the Company sold $128.1 million of AAA-rated fixed rate bonds to third party investors for net proceeds of $127.7 million.  The Company retained $563.6 million of AAA-rated bonds, $1.0 billion in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $1.6 billion.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-1R Trust.

There were no material recognized or unrecognized subsequent events through the date our consolidated financial statements were available to be issued.

15.  Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net Interest Income:
Interest income	$100,765	$104,690	$65,077	$28,007
Interest expense	8,530	9,197	8,313	9,042
Net interest income	92,235	95,493	56,764	18,965
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,480)	(6,209)	(8,575)	-
Non-credit portion of loss recognized in other comprehensive income (loss)	164	4,024	2,080	-
Net other-than-temporary credit impairment losses	(1,316)	(2,185)	(6,495)	-
Other gains:
Realized gains on sales of investments, net	16,191	74,508	9,321	3,627
Realized losses on principal write-downs on non-Agency RMBS	(195)	(61)	-	-
Total other gains	15,996	74,447	9,321	3,627
Net investment income	106,915	167,755	59,590	22,592
Other expenses:
Management fee	8,516	8,649	5,955	2,583
Provision for loan losses	1,692	47	1,130	234
General and administrative expenses	1,238	1,057	861	905
Total other expenses	11,446	9,753	7,946	3,722
Income before income taxes	95,469	158,002	51,644	18,870
Income taxes	-	-	-	1
Net income	$95,469	$158,002	$51,644	$18,869

Net income per share-basic and diluted	$0.14	$0.24	$0.10	$0.11
Weighted average number of shares outstanding-basic and diluted	670,324,435	670,324,854	503,110,132	177,196,959
Comprehensive income:
Net income	$95,469	$158,002	$51,644	$18,869
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(31,753)	238,969	39,501	13,590
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	1,316	2,185	6,495	-
Reclassification adjustment for realized gains included in net income	(15,996)	(74,447)	(9,321)	(3,627)
Other comprehensive (loss) income:	(46,433)	166,707	36,675	9,963
Comprehensive income	$49,036	$324,709	$88,319	$28,832

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008.

	For the Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net Interest Income:
Interest income	$23,656	$23,458	$29,951	$28,194
Interest expense	10,954	15,543	20,025	14,022
Net interest income	12,702	7,915	9,926	14,172
Other (losses) gains:
Unrealized gains (losses) on interest rate swaps	-	10,065	25,584	(31,493)
Realized (losses) gains on sales of investments, net	-	(113,130)	1,644	(32,819)
Realized (losses) gains on termination of interest rate swaps	-	(10,460)	123	-
Total other (losses) gains	-	(113,525)	27,351	(64,312)
Net investment income	12,702	(105,610)	37,277	(50,140)
Other expenses:
Management fee	2,292	1,681	2,228	2,227
Provision for/reduction of loan losses	940	(563)	(15)	1,179
General and administrative expenses	686	816	1,167	1,386
Total other expenses	3,918	1,934	3,380	4,792
Income (loss) before income taxes	8,784	(107,544)	33,897	(54,932)
Income taxes	(3)	12	-	3
Net income (loss)	$8,787	$(107,556)	$33,897	$(54,935)

Net income (loss) per share-basic and diluted	$0.07	$(2.76)	$0.87	$(1.46)
Weighted average number of shares outstanding-basic and diluted	135,115,190	38,992,893	38,999,950	37,744,486
Comprehensive loss:
Net income (loss) per share-basic and diluted	$8,787	$(107,556)	$33,897	$(54,935)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(128,361)	(146,456)	(58,051)	(88,257)
Reclassification adjustment for realized gains (losses) included in net income (loss)	-	113,130	(1,644)	32,819
Other comprehensive loss:	(128,361)	(33,326)	(59,695)	(55,438)
Comprehensive loss	$(119,574)	$(140,882)	$(25,798)	$(110,373)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CHIMERA INVESTMENT CORPORATION

By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 25, 2010
Matthew Lambiase

/s/ A. Alexandra Denahan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2010
A. Alexandra Denahan

/s/ Jeremy Diamond	Director	February 25, 2010
Jeremy Diamond

/s/ Mark Abrams	Director	February 25, 2010
Mark Abrams

/s/ Paul A. Keenan	Director	February 25, 2010
Paul A. Keenan

/s/ Paul Donlin	Director	February 25, 2010
Paul Donlin

S-1