Form 10-Q
period 2010-03-31
CHIMERA INVESTMENT CORP
filed 2010-05-10
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2010

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at May 10, 2010
Common Stock, $.01 par value	768,122,737

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition at March 31, 2010 (Unaudited) and December 31, 2009 (Derived from the audited consolidated statements of financial condition at December 31, 2009)	1

Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	2

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	52

Item 4. Controls and Procedures	57

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	58

Item 6. Exhibits	59

SIGNATURES	60

CERTIFICATIONS

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2010	December 31, 2009 (1)
Assets:
Cash and cash equivalents	$44,200	$24,279
Non-Agency Mortgage-Backed Securities, at fair value
Senior	1,429,530	2,022,406
Subordinated	947,963	376,459
Senior, non-retained	1,646,087	-
Agency Mortgage-Backed Securities, at fair value	1,558,795	1,690,029
Securitized loans held for investment, net of allowance for loan losses of $4.6 million and $4.6 million, respectively	441,347	470,533
Receivable for investments sold	47,185	-
Accrued interest receivable	39,637	33,128
Other assets	1,451	1,494
Total assets	$6,156,195	$4,618,328

Liabilities:
Repurchase agreements	$1,538,820	$1,716,398
Repurchase agreements with affiliates	147,417	259,004
Securitized debt	364,665	390,350
Securitized debt, non-retained	1,636,437	-
Payable for investments purchased	41,822	-
Accrued interest payable	9,691	3,235
Dividends payable	113,793	113,788
Accounts payable and other liabilities	489	472
Investment management fees payable to affiliate	8,114	8,519
Total liabilities	$3,861,248	$2,491,766

Commitments and Contingencies (Note 14)	-	-

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,000,000,000 shares authorized, 670,371,002 and 670,371,587 shares issued and outstanding, respectively	$6,694	$6,693
Additional paid-in-capital	2,290,636	2,290,614
Accumulated other comprehensive income	144,978	(99,754)
Accumulated deficit	(147,361)	(70,991)
Total stockholders' equity	$2,294,947	$2,126,562
Total liabilities and stockholders' equity	$6,156,195	$4,618,328

(1) Derived from the audited consolidated financial statements at December 31, 2009.
See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(unaudited)

	For the quarters ended
	March 31, 2010	March 31, 2009
Net Interest Income:
Interest income	$128,984	$28,007
Interest expense	7,374	9,042

Interest income, non-retained	50,861	-
Interest expense, non-retained	33,830	-
Net interest income	138,641	18,965
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(22,687)	-
Non-credit portion of loss recognized in other comprehensive income	20,143	-
Net other-than-temporary credit impairment losses	(2,544)	-
Other (losses) gains:
Realized gains on sales of investments, net	342	3,627
Realized losses on principal write-downs of non-Agency RMBS	(949)	-
Total other (losses) gains	(607)	3,627
Net investment income	135,490	22,592
Other expenses:
Management fee	8,114	2,583
Provision for loan losses	606	234
General and administrative expenses	1,160	905
Total other expenses	9,880	3,722
Income before income taxes	125,610	18,870
Income taxes	-	1
Net income	$125,610	$18,869

Net income per share-basic and diluted	$0.19	$0.11
Weighted average number of shares outstanding-basic and diluted	670,371,022	177,196,959
Comprehensive income:
Net income	$125,610	$18,869
Other comprehensive income:
Unrealized gains on available-for-sale securities, net	241,581	13,590
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	2,544	-
Reclassification adjustment for realized losses (gains) included in net income	607	(3,627)
Other comprehensive income:	244,732	9,963
Comprehensive income	$370,342	$28,832

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2008	$1,760	$831,966	$(266,668)	$(152,603)	$414,455
Net income	-	-	-	18,869	18,869
Other comprehensive income	-	-	9,963	-	9,963
Proceeds from restricted stock grants	1	104	-	-	105
Common dividends declared, $0.06 per share	-	-	-	(10,566)	(10,566)
Balance, March 31, 2009	$1,761	$832,070	$(256,705)	$(144,300)	$432,826

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2009	$6,693	$2,290,614	$(99,754)	$(70,991)	$2,126,562
Net income	-	-	-	125,610	125,610
Cumulative effect of change in accounting principle				(88,187)	(88,187)
Other comprehensive income	-	-	244,732	-	244,732
Proceeds from common stock offerings	-	(100)	-	-	(100)
Proceeds from restricted stock grants	1	122	-	-	123
Common dividends declared, $0.17 per share	-	-	-	(113,793)	(113,793)
Balance, March 31, 2010	$6,694	$2,290,636	$144,978	$(147,361)	$2,294,947

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	For the Quarter Ended March 31, 2010	For the Quarter Ended March 31, 2009
Cash Flows From Operating Activites:
Net income	$125,610	$18,869
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment discounts	(53,842)	(1,254)
Realized gain on sale of investments	(342)	(3,627)
Realized losses on principal write-downs of non-Agency RMBS	949	-
Net other-than-temporary credit impairment losses	2,544	-
Provision for loan losses	606	234
Restricted stock grants	123	104
Changes in operating assets:
Increase in accrued interest receivable	(6,509)	(1,261)
Decrease in other assets	43	309
Changes in operating liabilities:
Increase in accounts payable and other liabilities	17	151
(Decrease) increase in investment management fees payable to affiliate	(405)	291
Increase in accrued interest payable	6,456	4
Net cash provided by operating activities	$75,250	$13,820
Cash Flows From Investing Activities:
Mortgage-Backed Securities portfolio:
Purchases	$(442,919)	$(607,798)
Sales	44,211	548,433
Principal payments	184,831	38,557
Mortgage-Backed Securities portfolio, non-retained:
Principal payments	145,421	-
Securitized loans:
Principal payments	28,666	16,911
Net cash used in investing activities	$(39,790)	$(3,897)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$6,776,126	$29,325,631
Payments on repurchase agreements	(7,065,291)	(29,327,824)
Net expenses from common stock offerings	(100)	-
Payments on securitized debt borrowings	(26,572)	(15,970)
Proceeds from securitized debt borrowings, non-retained	498,720	-
Payments on securitized debt borrowings, non-retained	(84,634)	-
Common dividends paid	(113,788)	(7,040)
Net cash used in financing activities	$(15,539)	$(25,203)
Net increase (decrease) in cash and cash equivalents	$19,921	$(15,280)
Cash and cash equivalents at beginning of period	24,279	27,480
Cash and cash equivalents at end of period	$44,200	$12,200

Supplemental disclosure of cash flow information:
Interest paid	$34,748	$9,039
Taxes paid	$-	$-

Non cash investing activities:
Payable for investments purchased	$41,822	$193,973
Net change in unrealized gain on available-for sale securities	$241,581	$13,590
Non cash financing activities:
Common dividends declared, not yet paid	$113,793	$10,566

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010
 (Unaudited)

1.   Organization

Chimera Investment Corporation (“Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its taxable net income to its stockholders.  In July 2008, the Company formed Chimera Securities Holdings, LLC, a wholly-owned subsidiary.  In June 2009, the Company formed Chimera Asset Holding LLC and Chimera Holding LLC, both wholly-owned subsidiaries.  In January 2010, the Company formed Chimera Special Holding, LLC which is a wholly-owned subsidiary of Chimera Asset Holding, LLC.  Chimera Securities Holdings LLC, Chimera Asset Holding LLC, Chimera Holding, LLC, and Chimera Special Holding, LLC are qualified REIT subsidiaries.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 6.7% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Chimera Securities Holdings, LLC, Chimera Holding LLC, Chimera Asset Holding LLC and its wholly-owned subsidiary, Chimera Special Holding, LLC.  All intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds.

(c) Non-Agency and Agency Residential Mortgage-Backed Securities
The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans.   The Company classifies its investment securities as either “trading,” “available-for-sale,” or “held-to-maturity.”   In addition, the Company delineates between Agency, non-Agency, and non-Agency, non-retained securities.  Non-Agency, non-retained securities are further detailed in Note 8 to these consolidated financial statements.

The Company holds its RMBS as available-for-sale, records investments at estimated fair value as described in Note 5 of these consolidated financial statements, and includes unrealized gains and losses in other comprehensive income in the consolidated statements of operations and comprehensive income.  From time to time, as part of the overall management of its portfolio, the Company may sell any of its RMBS investments and recognize a realized gain or loss as a component of earnings in the consolidated statements of operations and comprehensive income utilizing the specific identification method.

Interest income on RMBS is computed on the remaining principal balance of the investment security.  Premium or discount amortization/accretion on RMBS that is guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae (“Agency RMBS”) is recognized over the life of the investment using the effective interest method.  Premium or discount amortization/accretion on non-Agency RMBS is recognized in accordance with Accounting Standards Codification (“ASC”) 325, Investment-Other.  For non-Agency RMBS the Company estimates at the time of purchase expected future cash flows, prepayment speeds, credit losses, loss severity, and loss timing based on the Company’s observation of available market data, its experience, and the collective judgment of its management team to determine the effective interest rate on the RMBS.  Not less than quarterly, the Company reevaluates, and if necessary, makes adjustments to its analysis utilizing internal models, external market research and sources in conjunction with its view on performance in the non-Agency RMBS sector.  Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income.  Changes to assumptions that decrease expected future cash flows may result in other-than-temporary impairment.

The Company fair values it RMBS.  Please see Note 5 to these consolidated financial statements for a discussion of the Company’s fair valuation methods.

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

(e) Allowance for Loan Losses
The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company’s loan portfolio.  The estimate is based on a variety of factors including current economic conditions, industry loss experience, the loan originator’s loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing  appreciation or depreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of a pool of loans, the Company obtains written representations and warranties from the sellers that the Company could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards.  While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses.  The Company also performs due diligence procedures on a sample of loans that met its criteria during the purchase process.  The Company has created an unallocated provision for probable loan losses estimated as a percentage of the remaining unpaid principal balance on the loans.  Management’s estimate is based on historical experience of similarly underwritten pools.

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

(g) Securitized Debt and Securitized Debt-Non Retained
The Company has issued securitized debt to finance a portion of its residential mortgage loan portfolio and has re-securitized RMBS to finance its portfolio.  Certain transactions involving residential mortgage loans are accounted for as financings, and are recorded as an asset called “Securitized loans held for investment” and the corresponding debt as “Securitized debt” in the consolidated statements of financial condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal payments to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, non-retained” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as“Non-Agency Mortgage-Backed Securities Senior, non-retained” that pay interest and principal payments to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company are accounted for as financings pursuant to the adoption of ASC 810. The debt holders of securitized debt and securitized debt, non-retained have no recourse to the Company.  The Company estimates fair value of securitized debt as described in Note 5 to these consolidated financial statements.

(h) Fair Value Disclosure
A complete discussion of the methodology utilized by the Company to fair value its financial instruments is included in Note 5 to these consolidated financial statements.

(i) Derivative Financial Instruments and Hedging Activity
The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. The Company intends to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. If the Company hedges using interest rate swaps these instruments are accounted for as either assets or liabilities in the consolidated statement of financial condition, and are measured at fair value with realized and unrealized gains and losses recognized in earnings.

The FASB issued additional guidance that attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.

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

The Company uses derivatives for economic hedging purposes rather than speculation and relies on quotations from third parties to determine fair values.  If the Company’s hedging activities do not achieve its desired results, the Company’s reported earnings may be adversely affected.

(j) Sales and Securitizations
The Company periodically enters into transactions in which it sells financial assets, such as RMBS, mortgage loans and other assets.  Gains and losses on sales of assets are computed on the specific identification method whereby the Company records a gain or loss on the difference between the carrying value of the asset and the proceeds from the sale.  In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets.  These transactions may be recorded as either a sale and the assets contributed to the securitization are removed from the consolidated statements of financial condition and a gain or loss is recognized, or as a financing whereby the assets contributed to the securitization are not derecognized but rather the liabilities issued by the securitization are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations the Company sometimes retains or acquires senior or subordinated interests in the securitized or re-securitized assets.

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

(l) Net Income per Share
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

(m) Stock-Based Compensation
The Company accounts for stock based compensation awards granted to the employees of FIDAC and its affiliates in accordance with GAAP guidance for compensation to non-employees.  GAAP requires the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.  Compensation expense related to the grants of stock and stock options is recognized over the vesting period of such grants based on the fair value of the stock on the vesting date.

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

(o) Recent Accounting Pronouncements

Generally Accepted Accounting Principles (ASC 105)

           In June 2009, the Financial Accounting Standards Board (FASB) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles “Codification” which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (GAAP).  The objective of the Codification is to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB.  Codification was effective for the Company as of September 30, 2009.   In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification was superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, as recommended in the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company does not reference specific sections of the ASC but will use broad topic references.

           The Company’s recent accounting pronouncements section has been formatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Receivables (ASC 310)
In April 2010, the FASB issued ASU 2010-18, which addresses the effect of a loan modification when a loan is part of a pool accounted for as a single asset. This update clarifies the treatment of a troubled debt restructuring.  This guidance allows acquired assets, which have evidence of credit deterioration upon acquisition and common risk characteristics, to be accounted for in the aggregate as a pool.  Upon establishment of the pool, the pool becomes the unit of accounting.  Any purchase discount is not allocated to individual loans, thus all of the loans in the pool accrete at a single pool rate based on cash flow projections for the pool.  Likewise, impairment analysis is performed on the pool as a whole, not on individual loans.  Modifications to loans, even if those modifications are considered troubled debt restructuring, do not result in a loan being removed from the pool.  This treatment is consistent with the current accounting practices of the Company and therefore has no material effect on the Company’s consolidated financial statements.

Investments in Debt and Equity Securities (ASC 320)
New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (OTTI) on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This guidance was the result of the Securities and Exchange Commission (SEC) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (EESA).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the company (1) has the intent to sell the investment securities, (2) is more likely than not to be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (OCI).  If the entity intends to sell the security, they will be required to sell the security before its anticipated recovery, or does not expect to recover the entire amortized cost basis of the security, the full OTTI will be recognized in the statement of operations.

OTTI has occurred if there has been an adverse change in future estimated cash flows and its impact is reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of an OTTI analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when assessing for OTTI includes information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  The Company’s non-Agency RMBS and Agency RMBS investments fall under this guidance and as such, the Company assesses each security for OTTI based on estimated future cash flows.  This guidance became effective for the Company on June 30, 2009.

Broad Transactions

Consolidation (ASC 810)
On January 1, 2009, FASB amended the guidance concerning noncontrolling interests in consolidated financial statements.  This guidance requires classification of noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and including the accumulated amount of noncontrolling interests as part of stockholders’ equity.  Further, this guidance requires distinction between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provided for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in controlling financial interests in consolidated subsidiaries are reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.   For the quarter ended March 31, 2010, the Company did not have any non-controlling interests.

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity (QSPE).  The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  The Company determined it is the primary beneficiary on a number of VIE’s formed through re-securitizations.  The Company was required to consolidate RMBS re-securitization transactions previously recorded during the year ended December 31, 2009 as sales for GAAP beginning with the effective date of this ASU.  Consolidation of these transactions altered the presentation of the consolidated financial statements by increasing its non-Agency portfolio and increasing the value of non-recourse liabilities for which it has no continuing obligation.   The consolidation has reversed previously recorded GAAP gains on sales of assets related to the re-securitizations undertaken in 2009.  The reversal of this gain will be accreted over the remaining life of the re-securitized assets.  The adoption of this guidance has resulted in material changes to the format and content of the Company’s consolidated financial statements, as well as enhanced disclosures.  Please refer to the discussion in Note 8.

Effective January 1, 2010,  FASB amended the consolidation standard with ASU 2010-10 which indefinitely defers the effective date of  ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).   This deferral is expected to most significantly affect reporting entities in the investment management industry.  This amendment has no effect on the Company’s consolidated financial statements.

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

The FASB issued ASU 2010-8 in February 2010.  ASU 2010-8 provided technical corrections to ASC 815.  This update provides a four step analysis to determine whether call or put options that can accelerate the settlement of debt instruments should be considered clearly and closely related to the debt host contract.  If it is determined that such option is closely related to the host contract, bifurcation of the host contract from the derivative instrument is not necessary.  If an existing hybrid instrument requires bifurcation under this update, a one-time election can be made to utilize the Fair Value Option for the entire contract.   This update is effective for the Company January 1, 2010 and has no effect on the consolidated financial statements.

ASU 2010-11 was issued in March 2010 and defined a scope exception for embedded derivative features which involve only the transfer of credit risk that is only in the form of subordination of one financial instrument to another.  Such instruments would not be subject to bifurcation under ASC 815.  This guidance is effective for the first quarter beginning after June 15, 2010, however early adoption for the first fiscal quarter is allowed.  The Company elected to adopt for the first quarter of 2010.  Adoption has no effect on the consolidated financial statements.

Fair Value Measurements and Disclosures (ASC 820)
In response to the deterioration of the credit markets, FASB issued guidance clarifying how fair value measurements should be applied when valuing securities in markets that are not active.  The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data does not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.  It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material impact on the fair value of the Company’s assets as the Company’s historical valuation methodologies complied with the new guidance.

In October 2008 EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets.”  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  This guidance became effective for the Company’s June 30, 2009 reporting period.  The adoption did not have a material impact on the manner in which the Company estimates fair value, nor did it have any impact on the footnote disclosures.

In August 2009, FASB issued ASU 2009-05 regarding the fair value measurement of liabilities.  The guidance stated that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset renders the fair value measurement of the liability a lower level measurement.  This guidance had no material effect on the fair valuation of the Company’s liabilities as the Company does not fair value its liabilities.

In September 2009, FASB issued ASU 2009-12 on measuring the fair value of certain alternative investments.  This guidance offered investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value (NAV) per share.  If an investment falls within the scope of the ASU, the reporting entity is permitted, but not required to use the investment’s NAV to estimate its fair value.  This guidance had no material effect on the fair valuation of the Company’s assets, as the Company does not hold any assets qualifying under this guidance.

In January 2010, FASB issued ASU 2010-06 which increases disclosures regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for the Company beginning January 1, 2010. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective for the Company until January 1, 2011.  Adoption of this guidance results in increased footnote disclosure in the Company’s consolidated financial statements.

Financial Instruments (ASC 825)
On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance became effective for the Company June 30, 2009.  The adoption increased footnote disclosure in the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09 as an amendment to ASC 855.  This update eliminated the requirement to provide a specific date through which subsequent events were evaluated.  The purpose of this update was to alleviate potential conflicts between ASC 855 and SEC reporting requirements.  The update was effective upon issuance.  The Company evaluated subsequent events through date of issuance of this Quarterly Report on Form 10Q.

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

On June 12, 2009, the FASB issued ASU 2009-16, an amendment update to the accounting standards governing the transfer and servicing of financial assets.  This amendment updated the existing standard and eliminated the concept of a QSPE, clarified the surrendering of control to effect sale treatment and modified the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defined the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment required enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective beginning January 1, 2010.   The Company has determined the amendment has a material impact on the consolidated financial statements.  See discussion under Consolidation (ASC 810) above.

3.  Mortgage-Backed Securities

The following tables present the Company’s available-for-sale RMBS portfolio as of March 31, 2010 and December 31, 2009, at fair value.  The RMBS portfolio is composed of Agency and non-Agency RMBS collateralized by residential mortgage loans.  The Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae.  The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to risk as to the repayment of principal, or credit risk.  The Company classifies its non-Agency RMBS into senior and subordinated interests.  Senior interests in non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests.  Securities identified as Senior, non-retained have been consolidated pursuant to the adoption of ASC 810.  Please see Note 8 of these consolidated financial statements for a detailed discussion.

Following is a table presenting the principal value, unamortized premium, unamortized discount, gross unrealized gains, gross unrealized losses, and fair value of the Company’s RMBS portfolio by asset class.

March 31, 2010
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$1,608,772	$102,268	$(113,398)	$33,007	$(201,117)	$1,429,532
Subordinated	2,648,170	2,528	(1,882,232)	223,042	(43,545)	947,963
Senior, non-retained	1,698,318	7,737	(168,340)	108,535	(165)	1,646,085
Agency RMBS	1,482,478	51,096	-	25,945	(724)	1,558,795
Total	$7,437,738	$163,629	$(2,163,970)	$390,529	$(245,551)	$5,582,375

December 31, 2009
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$2,757,212	$1,536	$(628,209)	$83,946	$(192,079)	$2,022,406
Subordinated	1,616,031	10,346	(1,239,769)	65,996	(76,145)	376,459
Agency RMBS	1,616,450	55,081	(29)	20,767	(2,240)	1,690,029
Total	$5,989,693	$66,963	$(1,868,007)	$170,709	$(270,464)	$4,088,894

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.  The securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in the paragraphs following these tables.  All of the unrealized loss related to the non-Agency senior RMBS securities that have been in a continuous unrealized loss position greater than twelve months is related to seven securities held in the portfolio since prior to March 31, 2008.  These seven securities are performing in line with the Company’s expectations at the time of their purchase, have expected future cash flows in excess of their amortized cost, but have suffered significant market value declines consistent with similar asset classes as a result of the credit crisis.

March 31, 2010
(dollars in thousands)

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$520,521	$(49,778)	$419,057	$(151,339)	$939,578	$(201,117)
Subordinated	143,241	(19,700)	20,238	(23,845)	163,479	(43,545)
Senior, non-retained	9,601	(165)	-	-	9,601	(165)
Agency	165,635	(724)	-	-	165,635	(724)
Total	$838,998	$(70,367)	$439,295	$(175,184)	$1,278,293	$(245,551)

December 31, 2009
(dollars in thousands)

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$539,579	$(38,466)	$489,670	$(153,613)	$1,029,249	$(192,079)
Subordinated	179,226	(72,438)	5,862	(3,707)	185,088	(76,145)
Agency	682,681	(2,240)	-	-	682,681	(2,240)
Total	$1,401,486	$(113,144)	$495,532	$(157,320)	$1,897,018	$(270,464)

The Company recorded a $2.5 million other-than-temporary credit impairment during the quarter ending March 31, 2010 on investments where the expected future cash flows of certain non-Agency RMBS were less than their amortized cost basis.  The Company evaluates each investment in its RMBS portfolio for OTTI quarterly or more often if market conditions warrant.  The amortized cost of each investment in an unrealized loss position is compared to the present value of expected future cash flows of the position.  In estimating future cash flows, the Company evaluated the non-Agency RMBS for other-than-temporary impairment by considering delinquencies, credit losses, loss severities, prepayment speeds, geographic data, borrower characteristics, loan to value ratios, seasoning and credit support in conjunction with broader macroeconomic expectations such as home price depreciation, expectations of future delinquencies and loss severities and the ability of the borrow to refinance or modify their loans.  If after determining the expected future cash flows of the position, the amortized cost of the security is less than the present value of its expected future cash flows, an other-than-temporary credit impairment has occurred.  If the Company does not intend to sell nor are more likely than not required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in the statement of operations, while the balance of impairment related to other factors is recognized in Other Comprehensive Income (“OCI”).  If the Company intends to sell the debt security, or will be more likely than not required to sell the security before its anticipated recovery, the full OTTI is recognized in the statement of operations.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  A summary of the OTTI included in earnings for the quarter ending March 31, 2010 and March 31, 2009 is presented below:

	For the Quarter Ending
	March 31, 2010	March 31, 2009
	(dollars in thousands)
Cumulative credit loss beginning balance	$9,996	$-
Additions:
Other-than-temporary impairments not previously recognized	2,462	-
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	82	-
Cumulative credit loss ending balance	$12,540	$-

The impairment recorded during the quarter ending March 31, 2010 was related to seven securities.  Five of the seven securities are subordinated securitized or re-securitized IOs with underlying collateral that had increasing prepayment speeds which eroded the expected future cash flows.  One security recorded a significant increase in the severity of losses recorded in the current period and as such the Company increased severity expectations over the life of the security.  The seventh security is nearing final payment of the principal balance and the Company expects final settlement of the security to have increased losses.  In the quarter ending March 31, 2010, these securities recorded loss severities ranging from 38% to 82% Constant Default Rate, three month prepayments speeds between 7 and 19 CPR, 60+ day delinquencies between 18% and 45% of the pool balance, despite having weighted average FICO scores on the pools between 692 and 735.  There was no impairment recorded for the quarter ending March 31, 2009.

The Company’s investment guidelines place no restrictions on the credit rating of the assets the Company is able to hold in its portfolio.  The portfolio is most heavily weighted to contain RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

	March 31, 2010	December 31, 2009
AAA	40.85%	39.41%
AA	0.72%	0.75%
A	0.00%	0.55%
BBB	0.17%	1.07%
BB	1.00%	1.77%
B	1.05%	2.18%
Below B or not rated	56.21%	54.27%
Total	100.00%	100.00%

The AAA rated assets in the RMBS portfolio are predominantly Agency RMBS.  As the Company securitizes or re-securitizes assets, it expects the Below B or not rated percentages in the portfolio to increase as the Company typically retains the subordinated tranches of these types of transactions.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables summarize the Company’s RMBS at March 31, 2010 and December 31, 2009 according to their estimated weighted-average life classifications.  The weighted-average lives of the mortgage-backed securities at March 31, 2010 and December 31, 2009 in the tables below are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security.  The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

March 31, 2010
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$128,499	$576,586	$724,447	$1,429,532
Subordinated	1,410	40,825	905,728	947,963
Senior, non-retained	153,632	1,492,453	-	1,646,085
Agency RMBS	-	1,181,114	377,681	1,558,795
Total fair value	$283,541	$3,290,978	$2,007,856	$5,582,375
Amortized cost
Non-Agency RMBS
Senior	$133,408	$570,855	$893,379	$1,597,642
Subordinated	1,588	41,422	725,456	768,466
Senior, non-retained	149,774	1,387,941	-	1,537,715
Agency RMBS	-	1,162,171	371,403	1,533,574
Total amortized cost	$284,770	$3,162,389	$1,990,238	$5,437,397

December 31, 2009
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$20,533	$1,520,809	$481,065	$2,022,407
Subordinated	137	204,481	171,840	376,458
Agency RMBS	-	1,690,029	-	1,690,029
Total fair value	$20,670	$3,415,319	$652,905	$4,088,894
Amortized cost
Non-Agency RMBS
Senior	$20,549	$1,631,461	$478,530	$2,130,540
Subordinated	76	244,937	141,594	386,607
Agency RMBS	-	1,671,502	-	1,671,502
Total amortized cost	$20,625	$3,547,900	$620,124	$4,188,649

The non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The non-Agency RMBS portfolio is collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when we purchase the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be when the 60+ day delinquency bucket of the pool is greater than 5% and weighted average FICO scores are greater than 650 at origination.  At March 31, 2010, 98% of the non-Agency RMBS are Alt-A collateral.  At December 31, 2009, 89% of the non-Agency RMBS were Alt-A collateral.  The investment securities contained in this portion of the portfolio have the following collateral characteristics at March 31, 2010 and December 31, 2009.

The table below presents origination year for the Company's portfolio of non-Agency RMBS at March 31, 2010:

Origination Year as a Percentage of Outstanding Principal Balance	March 31, 2010
2005	8.3%
2006	36.8%
2007	52.1%
2008	1.6%
2009	1.2%
Total	100.0%

	March 31, 2010		December 31, 2009
Number of securities in portfolio		346		209
Weighted average maturity (years)		28.2		28.5
Weighted average amortized loan to value		73.7%		73.8%
Weighted average FICO		716.2		715.7
Weighted average loan balance (in thousands)		425.8		415.9
Weighted average percentage owner occupied		83.4%		82.8%
Weighted average percentage single family residence		60.7%		59.9%
Weighted average current credit enhancement		21.6%		12.2%
Weighted average geographic concentration	CA	57.4%	CA	44.8%
	FL	13.8%	FL	17.3%
	NY	6.7%	NY	7.5%
	NJ	3.9%	MD	4.9%
	MD	3.5%	NJ	4.4%

On January 29, 2010, the Company transferred $1.7 billion in principal value of its RMBS to the CSMC 2010-1R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, the Company financed through the transaction $271.6 million of AAA-rated fixed rate bonds to third party investors for net proceeds of $268.1 million.  The Company has retained $391.9 million of AAA-rated bonds, $1.0 billion in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $1.6 billion.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-1R Trust.  The assets classified as non-agency MBS under the subheading “Senior, non-retained” in the Company's consolidated financial statements were financed by selling AAA-rated bonds to third parties.  The liability related to the financing is reflected in the Company's consolidated financial statements as “Securitized debt, non-retained.”  Secured borrowings under GAAP do not reflect a gain or loss on the sale of the bonds over their cost basis but rather amortize or accrete the gains over the life of the bonds.  The Company has no continuing involvement with the transferred assets except for its right to receive principal and interest cash flows from the bonds it has retained.

During the quarter ended March 31, 2010, the Company sold RMBS with a carrying value of $89.6 million for net realized gains of $342 thousand.  Of the four securities sold during the quarter, two of the securities had realized losses on the sale amounting to $1.8 million.  These sales were effected for opportunistic repositioning of the portfolio into higher yielding assets.  During the quarter ended December 31, 2009, the Company sold RMBS with a carrying value of $213.0 million for realized gains of approximately $16.2 million.

4.  Securitized Loans Held for Investment

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at March 31, 2010 and December 31, 2009.  At March 31, 2010, approximately 56% of the Company’s securitized loans are adjustable rate mortgage loans and 44% are fixed rate mortgage loans.  All of the adjustable rate loans held for investment are hybrid adjustable rate mortgages (“ARMs”).  Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.  The periodic cap on all hybrid ARMs in the securitized loan portfolio range from 0.00% to 3.00% for the quarters ended March 31, 2010 and December 31, 2009.  The securitized loans held for investment are carried at their principal balance outstanding, plus premiums or discounts, less an allowance for loan losses:

	March 31, 2010	December 31, 2009
	(dollars in thousands)

Securitized loans, at principal balance	$445,901	$475,084
Less: allowance for loan losses	4,554	4,551
Securitized loans held for investment	$441,347	$470,533

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 54% were originated during 2008 and 44% were originated during 2007.  A summary of key characteristics of these loans follows:

	March 31, 2010		December 31, 2009
Number of loans		636		681
Weighted average maturity (years)		27		27
Weighted average amortized loan to value		73.5%		73.0%
Weighted average FICO		757		756
Weighted average loan balance (in thousands)		692.9		690.1
Weighted average percentage owner occupied		90.5%		90.9%
Weighted average percentage single family residence		59.5%		60.0%
Weighted average geographic concentration	CA	33.4%	CA	33.8%
	FL	6.7%	FL	6.4%
	IL	6.0%	NJ	6.3%
	NJ	6.0%	IL	6.0%
	VA	4.9%	VA	4.8%

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the quarters ended March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Balance, beginning of period	$4,551	$1,621
Provision for loan losses	606	3,101
Charge-offs	(603)	(171)
Balance, end of period	$4,554	$4,551

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses at March 31, 2010 was $4.6 million, representing 104 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The Company’s allowance for loan losses was $4.6 million at December 31, 2009, representing 101 basis points of the principal balance of the Company’s securitized loan portfolio.  At March 31, 2010, 2.4% of the securitized loans held for investment were greater than 60 days delinquent and 1.0% were in some stage of foreclosure.  At December 31, 2009, 1.82% of the securitized loans held for investment were greater than 60 days delinquent and 0.89% were in some stage of foreclosure.

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

Non-Agency and Agency RMBS
The Company determines the fair value of its investment securities utilizing a pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management performs a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.  The Company believes the observable inputs used in its model in conjunction with dealer and/or third party pricing services meets the criteria for classification as Level 2.

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

Non-Agency Non-Retained RMBS
The non-Agency, non-retained securities reflected in the consolidated financial statements are securities consolidated pursuant to the Company’s adoption of ASC 860 and ASC 810 on January 1, 2010.  These assets have been financed with third parties without recourse to the Company the normal course of the Company’s portfolio optimization strategy.  The Company classifies these assets as Level 3 as the fair valuation of these securities is not based on observable inputs.  The Company fair values these assets at the actual sale price obtained in the financing of the debt to the third party as any current or future appreciation or depreciation of the assets in not realizable by the Company.  Please see Note 8 to these consolidated financial statements for a detailed discussion of these securities.

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

If at the valuation date, the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for OTTI.  Management evaluates the Company’s RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not be required to sell the investment before the expected recovery, and (4) the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered OTTI due to credit are recognized in earnings and the cost basis of the assets are adjusted.

At March 31, 2010 and December 31, 2009, the Company has classified a portion of its assets as “Level 2” and a portion as “Level 3.”  The Company’s financial assets carried at fair value on a recurring basis are valued at March 31, 2010 and December 31, 2009 as follows:

March 31, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$1,429,530	$-
Subordinated	-	947,963	-
Senior, non-retained	-	-	1,646,087
Agency mortgage-backed securities	-	1,558,795	-

December 31, 2009
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$2,022,406	$-
Subordinated	-	376,459	-
Senior, non-retained	-	-	-
Agency mortgage-backed securities	-	1,690,029	-

The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s consolidated financial statements.  All of the assets classified as Level 3 as of the period ended March 31, 2010 have been added to this classification with the adoption of ASC 860 and ASC 810 as of January 1, 2010.  A discussion of the method of fair valuing these assets is included above in Non-Agency Non-Retained RMBS.  Unrealized gains on the assets are included in other comprehensive income.

Fair Value Reconciliation, Level 3
(dollars in thousands)

March 31, 2010
Non-Agency RMBS
Senior, non-retained
Beginning balance Level 3 assets	$-
Transfers in to Level 3	1,537,715
Total unrealized gains included in OCI	108,370
Ending balance Level 3 assets	$1,646,085

As of the quarters ended March 31, 2010 and December 31, 2009, the Company was able to obtain third party pricing verification for all assets classified as Level 2.  In the aggregate, the Company’s fair valuation of RMBS investments were 0.76% higher than the aggregated dealer marks for the quarter ended March 31, 2010 and 1.05% lower than the aggregated dealer marks for the quarter ended December 31, 2009.

Securitized Loans Held for Investment
The Company records securitized loans held for investment when it securitizes loan and records the transaction as a “financing.”  The Company carries securitized loans held for investment at principal value, plus premiums or discounts paid, less an allowance for loan losses.  The Company fair values its securitized loans held for investment by estimating future cash flows of the underlying assets.  The Company models each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

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

Securitized Debt
The Company records securitized debt for certificates or notes financed without recourse to the Company in securitization or re-securitization transactions treated as “financings” pursuant to ASC 860.  The Company carries securitized debt at the principal balance outstanding on non-retained notes associated with its securitized loans held for investment plus premiums or discounts recorded with the sale of the notes to third parties.  The premiums or discounts associated with the sale of the notes or certificates are amortized over the life of the instrument.  The Company estimates the fair value of securitized debt by estimating the future cash flows associated with underlying assets collateralizing the secured debt outstanding.  The Company models each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

The following table presents the carrying value and estimated fair value, as described above, of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Non-Agency RMBS	$4,023,580	$4,023,580	$2,398,865	$2,398,865
Agency RMBS	1,558,795	1,558,795	1,690,029	1,690,029
Securitized loans held for investment	441,347	419,791	470,533	453,388
Repurchase agreements	1,686,237	1,876,393	1,975,402	1,977,664
Securitized debt	364,665	381,832	390,350	408,404
Securitized debt, non-retained	1,636,437	1,638,374	-	-

6.  Repurchase Agreements

The Company had outstanding $1.7 billion and $2.0 billion of repurchase agreements with weighted average borrowing rates of 0.49% and 0.60% and weighted average remaining maturities of 28 and 26 days as of March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010 and December 31, 2009, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.9 billion and $2.0 billion, respectively.   The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and re-price accordingly.

At March 31, 2010 and December 31, 2009, the repurchase agreements collateralized by RMBS had the following remaining maturities:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Overnight	$203,616	$-
1-30 days (1)	1,278,672	1,772,662
30 to 59 days	140,497	62,243
60 to 89 days	-	-
90 to 119 days	-	-
Greater than or equal to 120 days	63,452	140,497
Total	$1,686,237	$1,975,402
(1) Repurchase agreements with affiliates totalled $147.4 million and $259.0 million for the quarters ended March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010 and December 31, 2009, the Company did not have an amount at risk greater than 10% of its equity with any counterparty.

7.  Securitized Debt

All of the Company’s securitized debt is collateralized by residential mortgage loans or residential mortgage-backed securities.  For financial reporting purposes, the Company’s securitized debt is accounted for as a financing.  Thus, the residential mortgage loans or RMBS held as collateral are recorded in the assets of the Company as securitized loans held for investment or RMBS and the securitized debt is recorded as a liability in the statements of financial condition.

At March 31, 2010, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $381.8 million.  The debt matures between the years 2015 and 2038.  At March 31, 2010, the debt carried a weighted average cost of financing equal to 5.56%, that is secured by residential mortgage loans of which approximately 44% of the remaining principal balance pays a fixed rate of 6.33% and 56% of the remaining principal balance pays a variable rate of 5.60%.  At December 31, 2009, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $390.4 million.  At December 31, 2009, the debt carried a weighted average cost of financing equal to 5.50%, that is secured by residential mortgage loans of which approximately 43% of the remaining principal balance pays a fixed rate of 6.33% and 57% of the remaining principal balance pays a variable rate of 5.63%.

At March 31, 2010, the Company’s securitized debt collateralized by RMBS has a principal balance of $1.7 billion.  The debt matures between the years 2035and 2047.  At March 31, 2010, the debt carried a weighted average cost of financing equal to 5.92%.  At December 31, 2009 the Company did not have securitized debt collateralized by RMBS.

The following table presents the estimated principal repayment schedule of the securitized debt held by the Company outstanding at March 31, 2010 and December 31, 2009, based on expected cash flows of the loans collateralizing the debt:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Within One Year	$858,127	$37,192
One to Three Years	1,255,603	70,885
Three to Five Years	514,613	59,382
Greater Than or Equal to Five Years	1,540,066	240,945
Total	$4,168,409	$408,404

The significant debt reflected above reflects the Company’s adoption of ASC 810 on January 1, 2010.  Please see Note 8 for a more detailed discussion.

Maturities of the Company’s securitized debt are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.  Please see Note 4 for a more detailed discussion of the loans collateralizing the securitized debt.

8.  Consolidation

In June 2009, the FASB issued two new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIE’s (ASC 860 and ASC 810, respectively).  The primary affect of these standards was to eliminate the concept of a QPSE when transferring assets and to remove the exemption of a QSPE when applying the consolidation standard.  The Company adopted these new accounting standards as of January 1, 2010.

The Company uses securitization trusts or variable interest entities in our securities issuance process.  Prior to January 1, 2010, these variable interest entities met the definition of QSPE’s and as such, were not subject to consolidation.  Effective January 1, 2010, all such variable interest entities must be considered for consolidation based on the criteria in ASC 810.

Per ASC 810, an entity shall consolidate a VIE when that entity has a variable interest that provides the reporting entity with a controlling financial interest.  The assessment of the characteristics of the reporting entity’s VIE shall consider the VIE’s purpose and design.  A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Since the Company’s inception, there have been seven securitization trust VIE’s commenced for the purpose of securitizing whole mortgage loans or re-securitizing MBS and obtaining term financing. The Company evaluated its interest in each securitization trust VIE to determine our primary beneficiary status.  The Company found that five trusts, one of which had been consolidated since its inception, met the requirements of consolidation.  The Company found that in five of the seven securitizations, based on holding all of the subordinate interests, it maintains the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE.  In addition, the Company had the power to direct activities of the trust or was determined to have the ability to control the trust due to our contribution in the purpose and design of the structure.  The remaining two trusts evaluated did not meet the requirements to consolidate due to the inability to control one of the trusts and the lack of obligation to absorb losses on the remaining trust.

VIE’s for which we are the Primary Beneficiary
Based on our consolidation evaluation, the Company has consolidated three VIE’s as of January 1, 2010 that were not previously consolidated.  Our retained beneficial interest is, minimally, the subordinate tranche of these re-securitizations. In some cases we hold interests in additional tranches.  As of January 1, 2010, we have consolidated these trusts and recognized the assets and liabilities at their carrying value.  The effect in the current quarter is the inclusion of assets of $1.6 billion of non-Agency mortgage-backed securities at fair value no longer retained by the Company, the inclusion in our liabilities of $1.6 billion of non-recourse securitized debt associated with these mortgage-backed securities and the de-recognition of gains on sales of bonds during 2009 associated with re-securitizations. These accounting changes had no economic effect on us.

On an ongoing basis, our retained beneficial interests will be fair valued as Level 2 assets.  The consolidated third-party owned interests will be fair valued as Level 3 assets using the sale price as fair value.  This is due to the fact that we have no control over the third-party interests and will not receive any future value from them.  Line items pertaining to the third-party owned interests are separately stated within our consolidated financial statements and labeled as “Non-Retained”.

The trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The assets and other instruments held by the securitization entities are restricted and can only be used to fulfill the obligations of the securitization entity.  Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated subsidiaries, nor to Chimera as the primary beneficiary.  The Company’s risks associated with its involvement with these VIE’s is limited to its risks and rights as a certificate holder of the bonds it has retained.

The securitization entities newly consolidated by the Company are similar in nature to the portfolio as a whole.  The securitization entities are all composed of RMBS of the quality and characteristics of assets reflected in the RMBS classifications found in the Company’s consolidated financial statements.  Please see Note 3 for a discussion of the securities characteristics of the portfolio.

The table below presents the assets and liabilities of consolidated entities as of January 1, 2010:

Carrying Value (1)
(dollars in thousands)
Assets
Non-Agency RMBS
Senior, non-retained	$1,114,034
Liabilities
Securitized debt, non-retained	1,202,221
Net assets and liabilities of newly consolidated entities	(88,187)
Cumulative effect adjustment to retained earnings upon adoption	$(88,187)

(1) Carrying value represents the amount the assets would have been recorded at in the consolidated financial statements at January 1, 2010 had they been recorded in the consolidated financial statements on the date the Company first met the conditions for consolidation.

The cumulative effect of adopting ASC 810 on January 1, 2010 on a based on the shares outstanding on that date was to reduce the beginning book value of the Company by $0.13 per share.

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to the newly consolidated securitization entities for the period ended March 31, 2010.

March 31, 2010
(dollars in thousands)
Assets
Non-Agency RMBS
Senior, non-retained	$1,646,087
Liabilities
Securitized debt, non-retained	$1,636,437

The consolidation of these securitization entities increases both the recorded assets and liabilities of the Company.  The assets of the trust associated with each securitization entity can only be used to settle the obligations of each respective trust.  In addition, the securitization entities consolidated have no recourse to the credit of the Company.  Please see Note 5 for a discussion of the fair value measurement of the assets and liabilities.

The consolidation of these securitization entities increases both the income and expense recorded in the consolidated statement of operations for the Company as detailed in the table below.

For the Quarter Ended March 31, 2010
(dollars in thousands)
Interest income, non-retained	$50,861
Interest expense, non-retained	33,830
Net interest income, non-retained	$17,031

A discussion of the significant accounting policies of the Company to record income and expense is included in Note 2 to these consolidated financial statements.  The effect of adopting ASC 810 based on the weighted average shares outstanding was to increase the net interest income of the Company by approximately $0.03 per share in the quarter ending March 31, 2010.

The consolidation of these securitization entities increases the cash flows recorded with respect to the companies financing activities as detailed in the table below.

For the Quarter Ended March 31, 2010
(dollars in thousands)
Proceeds from securitized debt borrowings, non-retained	$498,720
Payments on securitized debt borrowings, non-retained	(84,634)
Increase in accrued interest receivable	(7,841)
Increase in accrued interest payable	8,142
Net cash flows, non-retained	$414,387

VIE’s for which we are not the Primary Beneficiary
The table below represents the carrying amounts and classification of assets recorded on our consolidated financial statements related to our variable interests in non-consolidated VIE’s, as well as our maximum exposure to loss as a result of our involvement with these VIE’s.

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$-	$-	$47,998	$46,047
Subordinated	9,505	8,572	9,701	7,081
Agency RMBS	4,295	4,978	4,730	4,720
Total	$13,800	$13,550	$62,429	$57,848

Our involvement with VIE’s for which we are not the primary beneficiary generally are in the form of purchasing an investment in these entities.  Our maximum exposure to loss in these entities is represented by the fair value of these assets.  This amount does not include OTTI or other write-downs that we previously recognized through earnings.

9.  Common Stock

On September 24, 2009, the Company implemented a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.   The DRSPP is administered by the Administrator, The Bank of New York Mellon.  To date, no shares have been issued under the DRSPP.

On March 31, 2010 the Company announced the sale of 85,000,000 shares of common stock at $3.61 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $306.7 million.  In addition, on April 1, 2010, the underwriters exercised the option to purchase up to an additional 12,750,000 shares of common stock to cover over-allotments for proceeds, less the underwriters’ discount, of approximately $46.0 million. This sale was completed on April 7, 2010.  In all, the Company raised net proceeds of approximately $352.7 million in these offerings.

There was no preferred stock issued or outstanding as of March 31, 2010 and December 31, 2009.

During the quarter ended March 31, 2010, the Company declared dividends to common shareholders totaling $113.8 million or $0.17 per share.  During the quarter ended December 31, 2009, the Company declared dividends to common shareholders totaling $113.8 million or $0.17 per share.

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of March 31, 2010, 302,025 shares have vested and 22,540 shares were forfeited or cancelled.

On December 22, 2009, the Compensation Committee awarded each independent director $45,000 in common stock which vested on December 31, 2009.

As of March 31, 2010, there was $17.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on closing price of the shares on the grant date. That cost is expected to be recognized over a weighted-average period of 7.8 years. The total fair value of shares vested during the quarter ended March 31, 2010 was $125,033, based on the closing price of the stock on the vesting date.

11.  Income Taxes

As a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status as well.  During the quarter ended March 31, 2010, the Company recorded no income tax expense related to state and federal tax liabilities on undistributed income.  During the quarter ended December 31, 2009, the Company recorded no income tax expense related to state and federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the quarters ended March 31, 2010 and December 31, 2009 the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income.

12.  Credit Risk and Interest Rate Risk

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

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.

Management fees accrued and paid to FIDAC for the quarters ended March 31, 2010 and 2009 were $8.1 million and $2.6 million, respectively.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in the operation of the Company.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.   FIDAC and the Company will modify this allocation methodology, subject to the Company’s board of directors’ approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  FIDAC has waived its right to request reimbursement from the Company of these expenses until such time as it determines to rescind that waiver.  The amount waived by FIDAC is not material to the consolidated financial statements.

During the quarters ended March 31, 2010 and December 31, 2009, 32,225 and 32,225 shares of restricted stock issued by the Company to FIDAC’s employees vested, as discussed in Note 10.

In April 2009, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCAP Securities, Inc., an affiliate.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  As of March 31, 2010, the Company was financing $147.4 million under this agreement at a weighted average rate of 1.22%. The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

In March 2008, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  At March 31, 2010, the Company had no financing under this agreement.  At December 31, 2009, the Company financed $259.0 million under this agreement at a weighted average rate of 1.72%.  The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

14.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at March 31, 2010.

15.  Subsequent Events

On April 30, the Company transferred $566.6 million in principal value of its RMBS to the CSMC 2010-11R Trust in a re-securitization transaction.  In this transaction, the Company term financed $138.8 million of AAA-rated fixed rate bonds financing without recourse to the Company with third party investors for net proceeds of $137.4 million.  The Company retained $427.8 million in subordinated non-rated bonds and the owner trust certificate, and inverse interest only bonds with a notional value of $566.8 million.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-11R Trust.  This re-securitization will be consolidated pursuant to ASC 810.

On March 31, 2010 the Company announced the sale of 85,000,000 shares of common stock at $3.61 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $306.7 million.  In addition, on April 1, 2010, the underwriters exercised the option to purchase up to an additional 12,750,000 shares of common stock to cover over-allotments for proceeds, less the underwriters’ discount, of approximately $46.0 million. This sale was completed on April 7, 2010.  In all, the Company raised net proceeds of approximately $352.7 million in these offerings.

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

Executive Summary

We are a specialty finance company that invests, either directly or indirectly through our subsidiaries, in residential mortgage-backed securities, or RMBS, residential mortgage loans, real estate related securities and various other asset classes.  We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.  FIDAC is a fixed-income investment management company that is registered as an investment adviser with the Securities and Exchange Commission, or SEC.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.  FIDAC has a broad range of experience in managing investments in Agency RMBS, which are mortgage pass-through collateralized mortgage obligations, or CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, non-Agency RMBS, debt obligations, or CDOs, and other real estate related investments, including managing CreXus Investment Corp., a publicly traded REIT.

We have elected and intend to qualify to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ending on December 31, 2007.  Our targeted asset classes and the principal investments we expect to make in each are as follows:

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

We completed our initial public offering on November 21, 2007.  In that offering and in a concurrent private offering we raised net proceeds of approximately $533.6 million.  We completed a second public offering and second private offering on October 29, 2008.  In these offerings we raised net proceeds of approximately $301.0 million.  During the second quarter 2009, we completed a third public offering and third private offering on April 21, 2009, and a fourth public offering and fourth private offering June 2, 2009.  In these offerings, we raised net proceeds of approximately $850.9 million and $612.4 million.  We completed a fifth public offering April 7, 2010.  In this offering we raised net proceeds of approximately $352.7 million.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio is weighted toward non-Agency RMBS.  At March 31, 2010, approximately 76% of our investment portfolio was non-Agency RMBS, 15% of our investment portfolio was Agency RMBS, and 9% of our investment portfolio was secured residential mortgage loans.  At December 31, 2009, approximately 68% of our investment portfolio was non-Agency RMBS, 25% of our investment portfolio was Agency RMBS, and 7% of our investment portfolio was secured residential mortgage loans.  We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.  In addition, we have engaged in and depending on market conditions, anticipate continuing to engage in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS.  We may also engage in similar transactions with non-Agency RMBS in which we would acquire non-Agency RMBS and re-securitize those securities.  We would sell some or all of the resulting AAA-rated RMBS and may retain some of the AAA-rated RMBS and other subordinate bonds and interests.

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

The challenges of the first half of 2008 have continued through the first quarter of 2010, as financing difficulties have severely pressured liquidity and asset values.  In September 2008, Lehman Brothers Holdings, Inc., a major investment bank, experienced a major liquidity crisis and failed.  Securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news.  This dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms.   As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements.  In addition, we have continued to seek funding from Annaly and/or RCAP Securities, Inc.  Under these circumstances, we expect to take actions intended to protect our liquidity, which may include reducing borrowings and disposing of assets as well as raising capital.

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

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Department of Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury, or the Treasury, and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which was available through December 2009; and (iii) the Treasury has initiated a temporary program to purchase RMBS issued by Fannie Mae and Freddie Mac.  Although the Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably diminished. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Mortgage-Backed Securities and could have broad adverse market implications.

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

The U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement.   Under the TALF, the Federal Reserve Bank of New York, or the FRBNY, provides non-recourse loans to borrowers to fund their purchase of eligible assets.  The FRBNY has stopped accepting applications for credit under the TALF program for all collateral except for newly issued commercial mortgage-backed securities, for which it has extended the time period of accepting applications to June 30, 2010.

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

Sales and Securitizations

We periodically enter into transactions in which we sell financial assets, such as RMBS, mortgage loans and other assets.  Gains and losses on sales of assets are computed on the specific identification method whereby we record a gain or loss on the difference between the carrying value of the asset and the proceeds from the sale.  In addition, we may from time to time securitize or re-securitize assets and sell tranches in the newly securitized assets.  These transactions may be recorded as either a sale and the assets contributed to the securitization are removed from the consolidated statements of financial condition and a gain or loss is recognized, or as a financing whereby the assets contributed to the securitization are not derecognized but rather the liabilities issued by the securitization are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations we sometimes retain or acquire senior or subordinated interests in the securitized or re-securitized assets.

Valuation of Investments
 ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value, and establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Other-than-Temporary Impairments
FASB issued new guidance to improve the presentation and disclosure of other-than-temporary impairments, or OTTI, on debt and equity securities.  We analyze our non-Agency RMBS portfolio as these investments fall under this new guidance.  The security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If we do not intend to sell nor are required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in the statement of earnings, while the balance of impairment related to other factors is recognized in Other Comprehensive Income, or OCI.  If we intend to sell the debt security, or will be required to sell the security before its anticipated recovery, the full OTTI is recognized in the statement of earnings.  Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flow and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.

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

We consider the following factors when determining OTTI for a security:

•	the length of time and the extent to which the market value has been less than the amortized cost;

•	the financial condition and near-term prospects of the issuer;

•	the credit quality and cash flow performance of the security; and

•	whether we will be more likely than not required to sell the investment before the expected recovery.

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

The FASB issued additional guidance that attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance requires the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.

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

           Our recent accounting pronouncements section has been formatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Receivables (ASC 310)
In April, 2010, the FASB issued ASU 2010-18, which addresses the effect of a loan modification when a loan is part of a pool accounted for as a single asset. This update clarifies the treatment of a troubled debt restructuring.  This guidance allows acquired assets, which have evidence of credit deterioration upon acquisition and common risk characteristics, to be accounted for in the aggregate as a pool.  Upon establishment of the pool, the pool becomes the unit of accounting.  Any purchase discount is not allocated to individual loans, thus all of the loans in the pool accrete at a single pool rate based on cash flow projections for the pool.  Likewise, impairment analysis is performed on the pool as a whole, not on individual loans.  Modifications to loans, even if those modifications are considered troubled debt restructuring, do not result in a loan being removed from the pool.  This treatment is consistent with our current accounting practices and therefore has no material effect on our consolidated financial statements.

Investments in Debt and Equity Securities (ASC 320)
New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This guidance was the result of the Securities and Exchange Commission, or SEC mark-to-market study mandated under the EESA.  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the company (1) has the intent to sell the investment securities, (2) is more likely than not  to be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, is then recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in OCI.  If the entity intends to sell the security, they will be required to sell the security before its anticipated recovery, or does not expect to recover the entire amortized cost basis of the security, the full OTTI will be recognized in the statement of operations.

OTTI has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of an OTTI analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when assessing for OTTI includes information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  Our non-Agency RMBS and Agency RMBS investments fall under this guidance and as such, we will assess each security for OTTI based on estimated future cash flows.  This guidance became effective for us on June 30, 2009.

Broad Transactions

Consolidation (ASC 810)
On January 1, 2009, FASB amended the guidance concerning non-controlling interests in consolidated financial statements.  This guidance requires classification of non-controlling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of non-controlling interests as part of stockholders’ equity.  Further, this guidance requires distinction between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provided for significant changes in accounting related to non-controlling interests; specifically, increases and decreases in controlling financial interests in consolidated subsidiaries are reported in equity similar to treasury stock transactions. If a change in ownership of consolidated subsidiary results in a loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings. For the quarter ended March 31, 2010, we did not have any non-controlling interests.

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity or QSPE.  The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, or VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  We have determined we are the primary beneficiary on a number of VIE’s formed through re-securitizations.  We were required to consolidate RMBS re-securitization transactions previously recorded during the year ended December 31, 2009 as sales for GAAP beginning with the effective date of this ASU.  Consolidation of these transactions altered the presentation of the consolidated financial statements by increasing our non-Agency portfolio and increasing the value of non-recourse liabilities for which we have no continuing obligation.   The consolidation has reversed previously recorded GAAP gains on sales of assets related to the re-securitizations undertaken in 2009.  The reversal of this gain will be accreted over the remaining life of the re-securitized assets.  The adoption of this guidance has resulted in material changes to the format and content of our consolidated financial statements, as well as enhanced disclosures.  Please refer to the discussion in Note 8 to the consolidated financial statements.

Effective January 1, 2010,  FASB amended the consolidation standard with ASU 2010-10 which indefinitely defers the effective date of  ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).   This deferral is expected to most significantly affect reporting entities in the investment management industry.  This amendment has no effect on our consolidated financial statements.

Derivatives and Hedging (ASC 815)
Effective January 1, 2009 and adopted prospectively, the FASB issued additional guidance attempting to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  The adoption of this ASC had no effect on our consolidated financial statements.

The FASB issued ASU 2010-8 in February 2010.  ASU 2010-8 provided technical corrections to ASC 815.  This update provides a four step analysis to determine whether call or put options that can accelerate the settlement of debt instruments should be considered clearly and closely related to the debt host contract.  If it is determined that such option is closely related to the host contract, bifurcation of the host contract from the derivative instrument is not necessary.  If an existing hybrid instrument requires bifurcation under this update, a one-time election can be made to utilize the Fair Value Option for the entire contract.   This update is effective for us January 1, 2010 and has no material effect on our consolidated financial statements.

 ASU 2010-11 was issued in March 2010 and defined a scope exception for embedded derivative features which involve only the transfer of credit risk that is only in the form of subordination of one financial instrument to another.  Such instruments would not be subject to bifurcation under ASC 815.  This guidance is effective for the first quarter beginning after June 15, 2010, however early adoption for the first fiscal quarter is allowed.  We elected to adopt for the first quarter of 2010.  Adoption has no effect on our consolidated financial statements.

Fair Value Measurements and Disclosures (ASC 820)
In response to the deterioration of the credit markets, FASB issued guidance clarifying how fair value measurements should be applied when valuing securities in markets that are not active.  The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data does not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.  It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material effect on the fair value of our assets as our historical valuation methodologies complied with the new guidance.

In October 2008 the EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets.”  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  This guidance became effective for the June 30, 2009 reporting period.  The adoption did not have a material impact on the manner in which we estimate fair value, nor did it have any impact on our footnote disclosures.

In August 2009, FASB issued ASU 2009-05 regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance had no material effect on the fair valuation of our liabilities as we do not fair value our liabilities.

In September 2009, FASB issued ASU 2009-12 on measuring the fair value of certain alternative investments.  This guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value or NAV per share.  If an investment falls within the scope of the ASU, the reporting entity is permitted, but not required to use the investment’s NAV to estimate its fair value.  This guidance had no material effect on the fair valuation of our assets, as we do not hold any assets qualifying under this guidance.

In January 2010, FASB issued ASU 2010-06, which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for all interim and annual reporting periods after December 15, 2009. The guidance also requires that the disclosure on any Level 3 assets is presented separately information for purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance becomes effective for all interim and annual reporting periods beginning after December 15, 2010.  Adoption of this guidance results in increased footnote disclosure in our consolidated financial statements.

Financial Instruments (ASC 825)
On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance became effective June 30, 2009.  The adoption increase footnote disclosure in the consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09 as an amendment to ASC 855.  This update eliminated the requirement to provide a specific date through which subsequent events were evaluated.  The purpose of this update was to alleviate potential conflicts between ASC 855 and SEC reporting requirements.  The update was effective upon issuance.  We have evaluated subsequent events through date of issuance of this Quarterly Report on Form 10Q.

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

On June 12, 2009, the FASB issued ASU 2009-16 an amendment update to the accounting standards governing the transfer and servicing of financial assets. This amendment updates the existing standard and eliminated the concept of a QSPE, clarifies the surrendering of control to effect sale treatment, and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective beginning January 1, 2010 and had a material impact on our consolidated financial statements.   See discussion under Consolidation (ASC 810) above.

Financial Condition

At March 31, 2010, our portfolio consisted of $4.0 billion of non-Agency RMBS, $1.6 billion of Agency RMBS and $441.3 million of securitized mortgage loans.

The following table summarizes certain characteristics of our portfolio at the quarters ended March 31, 2010 and 2009 and quarter ended December 31, 2009.

	March 31, 2010	March 31, 2009	December 31, 2009

Interest earning assets at period-end, at fair value	$6,023,722	$1,651,687	$4,559,427
Interest bearing liabilities at period-end	$3,687,339	$1,033,094	$2,365,752
Leverage at period-end	1.6:1	2.4:1	1.1:1
Leverage at period-end (recourse)	0.7:1	1.3:1	0.9:1
Portfolio Composition, at principal value
Non-Agency RMBS	76.5%	54.2%	67.7%
Senior	31.3%	48.8%	42.7%
Subordinated	28.6%	5.4%	25.0%
Senior, non-retained	16.6%	0.0%	0.0%
Agency RMBS	15.3%	17.4%	25.0%
Securitized loans	8.1%	28.4%	7.3%
Fixed-rate percentage of portfolio	66.2%	64.2%	52.7%
Adjustable-rate percentage of portfolio	33.8%	35.8%	47.3%
Annualized yield on average earning assets during the period	10.04%	6.44%	6.37%
Annualized cost of funds on average borrowed funds during the period	4.50%	3.48%	1.51%

As of March 31, 2010, the RMBS in our portfolio were purchased at a net discount to their par value.  Our RMBS had a weighted average amortized cost of 73.2% and 69.9% at March 31, 2010 and December 31, 2009, respectively.

March 31, 2010
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$1,608,772	$102,268	$(113,398)	$33,007	$(201,117)	$1,429,532
Subordinated	2,648,170	2,528	(1,882,232)	223,042	(43,545)	947,963
Senior, non-retained	1,698,318	7,737	(168,340)	108,535	(165)	1,646,085
Agency RMBS	1,482,478	51,096	-	25,945	(724)	1,558,795
Total	$7,437,738	$163,629	$(2,163,970)	$390,529	$(245,551)	$5,582,375

December 31, 2009
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$2,757,212	$1,536	$(628,209)	$83,946	$(192,079)	$2,022,406
Subordinated	1,616,031	10,346	(1,239,769)	65,996	(76,145)	376,459
Agency RMBS	1,616,450	55,081	(29)	20,767	(2,240)	1,690,029
Total	$5,989,693	$66,963	$(1,868,007)	$170,709	$(270,464)	$4,088,894

Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The remaining stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 37 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of March 31, 2010, the average final contractual maturity of the RMBS portfolio is 28 years, and as of December 31, 2009, it was 29 years.   The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models.   Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

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

After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the portfolio is an increase of 0.7% and the weighted average maximum lifetime increases and decreases for the portfolio are 5.78%.

The following tables summarize our RMBS according to their estimated weighted average life classifications at March 31, 2010 and December 31, 2009:

March 31, 2010
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$128,499	$576,586	$724,447	$1,429,532
Subordinated	1,410	40,825	905,728	947,963
Senior, non-retained	153,632	1,492,453	-	1,646,085
Agency RMBS	-	1,181,114	377,681	1,558,795
Total fair value	$283,541	$3,290,978	$2,007,856	$5,582,375
Amortized cost
Non-Agency RMBS
Senior	$133,408	$570,855	$893,379	$1,597,642
Subordinated	1,588	41,422	725,456	768,466
Senior, non-retained	149,774	1,387,941	-	1,537,715
Agency RMBS	-	1,162,171	371,403	1,533,574
Total amortized cost	$284,770	$3,162,389	$1,990,238	$5,437,397

December 31, 2009
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$20,533	$1,520,809	$481,065	$2,022,407
Subordinated	137	204,481	171,840	376,458
Agency RMBS	-	1,690,029	-	1,690,029
Total fair value	$20,670	$3,415,319	$652,905	$4,088,894
Amortized cost
Non-Agency RMBS
Senior	$20,549	$1,631,461	$478,530	$2,130,540
Subordinated	76	244,937	141,594	386,607
Agency RMBS	-	1,671,502	-	1,671,502
Total amortized cost	$20,625	$3,547,900	$620,124	$4,188,649

Results of Operations for the Three Months Ended March 31, 2010 and 2009.

Net Income/Loss Summary

           Our net income for the quarter ended March 31, 2010 was $125.6 million, or $0.19 per share. Our net income was generated primarily by interest income on our portfolio of investments.  Our net income for the quarter ended March 31, 2009 was $18.9 million, or $0.11 per share.  We attribute the increase in our net income per share for the quarter ended March 31, 2010 as compared to March 31, 2009 to a $4.3 billion increase in interest earning assets  in our portfolio of investments.

The table below presents the net income/loss summary for the three months ended March 31, 2010 and 2009:

Net Income/Loss Summary
(dollars in thousands, except for share and per share data)
(unaudited)

	For the quarters ended
	March 31, 2010	March 31, 2009
Net Interest Income:
Interest income	$128,984	$28,007
Interest expense	7,374	9,042

Interest income, non-retained	50,861	-
Interest expense, non-retained	33,830	-
Net interest income	138,641	18,965
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(22,687)	-
Non-credit portion of loss recognized in other comprehensive income	20,143	-
Net other-than-temporary credit impairment losses	(2,544)	-
Other (losses) gains:
Realized gains on sales of investments, net	342	3,627
Realized losses on principal write-downs of non-Agency RMBS	(949)	-
Total other (losses) gains	(607)	3,627
Net investment income	135,490	22,592
Other expenses:
Management fee	8,114	2,583
Provision for loan losses	606	234
General and administrative expenses	1,160	905
Total other expenses	9,880	3,722
Income before income taxes	125,610	18,870
Income taxes	-	1
Net income	$125,610	$18,869

Net income per share-basic and diluted	$0.19	$0.11
Weighted average number of shares outstanding-basic and diluted	670,371,022	177,196,959
Comprehensive income:
Net income	$125,610	$18,869
Other comprehensive income:
Unrealized gains on available-for-sale securities	241,581	13,590
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	2,544	-
Reclassification adjustment for realized losses (gains) included in net income	607	(3,627)
Other comprehensive income:	244,732	9,963
Comprehensive income	$370,342	$28,832

Net Interest Income and Average Earning Asset Yield

We had average earning assets of $7.2 billion and $1.7 billion for the quarters ended March 31, 2010 and 2009, respectively.  Our interest income was $179.7 million and $28.0 million for the quarters ended March 31, 2010 and 2009, respectively.  Our interest income increase resulted from the increase in our interest earning assets which followed our 2009 and 2010 secondary offerings.  The annualized yield on our portfolio was 10.04% and  6.44% for the quarters ended March 31, 2010 and 2009, respectively.  The increase in the annualized yield is attributed to accretion on assets purchased at significant discounts to par with the proceeds from our secondary offerings.

Our net interest income, which equals interest income less interest expense, totaled $138.6 million and  $19.0 million for the quarters ended March 31, 2010 and 2009,  respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 5.54% and 2.96% for the quarters ended March 31, 2010 and 2009, respectively.  We attribute the increase in net interest income and net interest spread to the increase in higher yielding interest earning assets following our secondary offerings.

The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009, and the year ended December 31, 2009.

Net Interest Income
	Average Earning Assets Held	Interest Earned on Assets	Yield on Average Interest Earning Assets	Average Debt Balance	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)

For the quarter ended March 31, 2010	$7,162,943	$179,845	10.04%	$3,660,334	$41,204	4.50%	$138,641	5.54%
For the year ended December 31, 2009	$4,328,892	$298,539	6.90%	$1,724,698	$35,083	2.03%	$263,456	4.87%
For the quarter ended December 31, 2009	$6,329,585	$100,765	6.37%	$2,266,357	$8,530	1.51%	$92,235	4.86%
For the quarter ended September 30, 2009	$5,433,321	$104,690	7.71%	$2,207,441	$9,197	1.67%	$95,493	6.04%
For the quarter ended June 30, 2009	$3,812,897	$65,077	6.83%	$1,386,535	$8,313	2.40%	$56,764	4.43%
For the quarter ended March 31, 2009	$1,739,767	$28,007	6.44%	$1,038,460	$9,042	3.48%	$18,965	2.96%

Interest Expense and the Cost of Funds

We had average borrowed funds of $3.7 billion and $1.0 billion and total interest expense of $41 million and $9.0 million for the quarters ended March 31, 2010 and 2009, respectively.  Our annualized cost of funds was 4.50% and 3.48% for the quarters ended March 31, 2010 and 2009, respectively.  The increase in interest expense is related to an increase in the secured debt, non-retained, that we recorded with the adoption on January 1, 2010 of ASC Topic 810 as compared to the quarter ended March 31, 2009.

The table below shows our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the quarters ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009, and the year ended December 31, 2009.

Average Cost of Funds
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Realtive to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One- Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR
(Ratios have been annualized, dollars in thousands)

For the quarter ended March 31, 2010	$3,660,334	$41,204	4.50%	0.23%	0.40%	(0.17%)	4.27%	4.10%
For the year ended December 31, 2009	$1,724,698	$35,083	2.03%	0.33%	1.12%	(0.79%)	1.70%	0.91%
For the quarter ended December 31, 2009	$2,266,357	$8,530	1.51%	0.24%	0.52%	(0.28%)	1.27%	0.99%
For the quarter ended September 30, 2009	$2,207,441	$9,197	1.67%	0.27%	0.84%	(0.57%)	1.40%	0.83%
For the quarter ended June 30, 2009	$1,386,535	$8,313	2.40%	0.37%	1.39%	(1.02%)	2.03%	1.01%
For the quarter ended March 31, 2009	$1,038,460	$9,042	3.48%	0.46%	1.74%	(1.28%)	3.02%	1.74%

Gains and Losses on Sales of Assets

During the quarter ended March 31, 2010, we sold assets with a carrying value of $89.6 million which resulted in a net gain of approximately $342 thousand.  During the quarter ended March 31, 2009 we sold assets with a carrying value of $544.8 million which resulted in a net gain of approximately $3.6 million in the quarter ended March 31, 2009.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $8.1 million and $2.6 million for the quarters ended March 31, 2010 and 2009, respectively.  The management fee is based on stockholder’s equity and the increase in the management fee for the quarter ended March 31, 2010 resulted from the increased equity due to the completion of secondary offerings of common stock during 2009.

General and administrative (or G&A) expenses, including the provision for loan losses, were $1.8 million and $1.1 million for the quarters ended March 31, 2010 and 2009, respectively.   G&A expenses increased during the period due primarily to an increase in the provision for loan losses.

Total expenses as a percentage of average total assets were 0.73% and 0.94% for the quarters ended March 31, 2010 and 2009, respectively.  The decrease in total expenses as a percentage of average total assets is the result of an increase in the asset base due to the completion of two secondary offerings of common stock during 2009.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, March 31, 2009, and for the year ended December 31, 2009.

Management Fees, Loan Loss Provision and G&A Expenses and Operating Expense Ratios

	Total Management Fee, Loan Loss Provision and G&A Expenses	Total Management Fee, Loan Loss Provision and G&A Expenses/Total Assets	Total Management Fee, Loan Loss Provision and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)

For the quarter ended March 31, 2010	$9,880	0.73%	1.79%
For the year ended December 31, 2009	$32,867	0.99%	2.25%
For the quarter ended December 31, 2009	$11,446	1.02%	2.12%
For the quarter ended September 30, 2009	$9,753	0.91%	1.89%
For the quarter ended June 30, 2009	$7,946	1.08%	2.67%
For the quarter ended March 31, 2009	$3,722	0.94%	3.51%

Net Income (Loss) and Return on Average Equity

Our net income was $125.6 million and $18.9 million for the quarters ended March 31, 2010 and 2009, respectively.   The table below shows our net interest income, gain (loss) on sale of assets, unrealized gains (loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarters ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009, and the year ended December 31, 2009.  Our return on average equity increased from 17.82% for the quarter ended March 31, 2009 to 22.73% for the quarter ended March 31, 2010 due to increased net income on average equity and a reduction in total administrative and operating expenses relative to average equity.

Components of Return on Average Equity
	Net Interest Income/Average Equity	Realized Gain (Loss) on Sales and OTTI/Average Equity	Unrealized Gain (Loss) on Interest Rate Swaps/Average Equity	Total Expenses/ Average Equity	Income Tax/Average Equity	Return on Average Equity
(Ratios have been annualized)

For the quarter ended March 31, 2010	25.09%	(0.57%)	0.00%	(1.79%)	0.00%	22.73%
For the year ended December 31, 2009	18.03%	6.41%	0.00%	(2.25%)	0.00%	22.19%
For the quarter ended December 31, 2009	17.09%	2.72%	0.00%	(2.12%)	0.00%	17.69%
For the quarter ended September 30, 2009	18.47%	13.97%	0.00%	(1.89%)	0.00%	30.55%
For the quarter ended June 30, 2009	19.08%	0.95%	0.00%	(2.67%)	0.00%	17.36%
For the quarter ended March 31, 2009	17.91%	3.42%	0.00%	(3.51%)	0.00%	17.82%

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

We held cash and cash equivalents of approximately $44.2 million and $12.2 million at March 31, 2010 and March 31, 2009, respectively.  Our cash and cash equivalents increased due to the receipt of principal repayments on the last day of the quarter for our RMBS portfolio.

Our operating activities provided net cash of approximately $75.3 million and $13.8 million for the quarters ended March 31, 2010 and March 31, 2009.   The cash provided by operating activities increased due to the increase in net interest income earned by the portfolio.   The portfolio of interest earning assets has increased to $5.6 billion in investments at March 31, 2010 as compared to $1.1 billion at March 31, 2009.

Our investing activities used net cash of $39.8 million and $3.9 million for the quarters ended March 31, 2010 and March 31, 2009.   During the quarter ended March 31, 2010 we utilized cash to purchase $442.9 million in securities which were offset by proceeds from asset sales that provided approximately $44.2 million and principal repayments of $358.9 million.  During the quarter ended March 31, 2009 we utilized cash to purchase $607.8 million in securities and sold $548.4 million and received principal repayments of $55.5 million.  The larger portfolio at March 31, 2010 as compared to March 31, 2009 increased principal prepayments while the sales of assets during the quarter ended March 31, 2009 to reduce our leverage provided significantly more cash flow than opportunistic sales of assets completed during the quarter ended March 31, 2010.

Our financing activities used net cash of $15.5 million and $25.2 million for the quarters ended March 31, 2010 and March 31, 2009, respectively.  The quarter ended March 31, 2010 reflected net cash used for repurchase agreements of $289.2 million as compared to net cash used of $2.2 million for the quarter ended March 31, 2009.  The use of cash to fund repurchase agreements during the quarter ended March 31, 2010 was offset by $498.7 million in proceeds from securitized debt borrowings.  During the quarter ended March 31, 2009 we had no proceeds from securitized debt borrowings.  Payments on securitized used net cash of $111.2 million and $16.0 in the quarters ended March 31, 2010 and March 31, 2009, respectively.  This increase is related to the adoption of ASC 860 and ASC 810 on January 1, 2010 which required the Company to consolidate certain re-securitization transactions completed during 2009 that were previously recorded as sales of investments.  Lastly, the payment of dividends for the quarter ended March 31, 2010 increased over the payment of dividends for the quarter ended March 31, 2009 by $106.7 million due to an increased number of shares outstanding and the increase in the dividend per share declared by the Company.

At March 31, 2010 and December 31, 2009, the repurchase agreements for RMBS had the following remaining maturities:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Overnight	$203,616	$-
1-30 days (1)	1,278,672	1,772,662
30 to 59 days	140,497	62,243
60 to 89 days	-	-
90 to 119 days	-	-
Greater than or equal to 120 days	63,452	140,497
Total	$1,686,237	$1,975,402
(1) Repurchase agreements with affiliates totalled $147.4 million and $259.0 million for the quarters ended March 31, 2010 and December 31, 2009, respectively.

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

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  However, our master repurchase agreements may require us to maintain certain debt-to-equity ratios.  At March 31, 2010, our total recourse debt was approximately $1.7 billion which represented a recourse debt-to-equity ratio of 0.7:1.

At March 31, 2010, we had no material commitments for capital expenditures.

Stockholders’ Equity

On September 24, 2009, the Company adopted a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.   The DRSPP is administered by the Administrator, The Bank of New York Mellon.  During the quarters ended March 31, 2010 and December 31, 2009 there were no transactions under the DRSPP.

During the quarter ended March 31, 2010, we declared dividends to common shareholders totaling $113.8 million, or $0.17 per share, all of which was paid on April 30, 2010.  During the quarter ended December 31, 2009, we declared dividends to common shareholders totaling $113.8 million, or $0.17 per share.

There was no preferred stock issued or outstanding as of March 31, 2010 or December 31, 2009.

On April 1, 2010, we announced the sale of 85,000,000 shares of common stock at a price of $3.61 per share in a public offering.  In addition, the underwriter exercised the option to purchase an additional 12,750,000 shares of common stock to cover overallotments.  The aggregate net proceeds we received before expenses in these sales was approximately $352.9 million.  These sales were completed April 7, 2010.

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

Financing Arrangements with Affiliates

In April 2009, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCAP Securities, Inc, an affiliate.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  As of March 31, 2010, we were financing $147.4 million under this agreement at a weighted average rate of 1.22%. We have been in compliance with all covenants of this agreement since we entered into this agreement.

In March 2008, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  At March 31, 2010 we had no financing under this agreement.  At December 31, 2009, the Company financed $259.0 million under this agreement at a weighted average rate of 1.72%.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

Restricted Stock Grants

During the quarter ended March 31, 2010, 32,225 shares of restricted stock we had awarded to our Manager’s employees vested and 585 shares were forfeited or cancelled.  We did not grant any incentive awards during the quarter ended March 31, 2010.

At March 31, 2010 there are approximately 999 thousand unvested shares of restricted stock issued to employees of FIDAC.  For the quarter ended March 31, 2010, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $125,033.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2010.

March 31, 2010
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS (1)	$1,686,237	$-	$-	$-	$1,686,237
Securitized debt	858,127	1,255,603	514,613	1,540,066	4,168,409
Interest expense on RMBS repurchase agreements (2)	945	-	-	-	945
Interest expense on securitized debt (2)	273,072	408,851	272,709	933,733	1,888,365
Total	$2,818,381	$1,664,454	$787,322	$2,473,799	$7,743,956
(1) Repurchase agreements with affiliates for $147.4 million are included in balance.
(2) Interest is based on variable rates in effect as of March 31, 2010.

December 31, 2009
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS (1)	$1,975,402	$-	$-	$-	$1,975,402
Securitized debt	37,192	70,885	59,382	240,945	408,404
Interest expense on RMBS repurchase
agreements (2)	1,050	-	-	-	1,050
Interest expense on securitized debt (2)	19,708	36,826	30,306	132,418	219,258
Total	$2,033,352	$107,711	$89,688	$373,363	$2,604,114
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

Capital Resources

At March 31, 2010, we had no material commitments or capital expenditures.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

	March 31, 2010
Change in Interest Rate	Projected Percentage Change in Net Interest Income %	Projected Percentage Change in Portfolio Value %
-75 Basis Points	12.59%	4.01%
-50 Basis Points	9.19%	2.67%
-25 Basis Points	5.86%	1.33%
Base Interest Rate
+25 Basis Points	(2.05%)	(1.32%)
+50 Basis Points	(3.57%)	(2.64%)
+75 Basis Points	(5.08%)	(3.94%)

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2010.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$2,841,614	$1,187,795	$4,132,813	$2,092,369	$10,254,591
Cash equivalents	44,200	-	-	-	44,200
Total rate sensitive assets	2,885,814	1,187,795	4,132,813	2,092,369	10,298,791

Rate sensitive liabilities	3,702,935	63,452	-	-	3,766,387
Interest rate sensitivity gap	$(817,121)	$1,124,343	$4,132,813	$2,092,369	$6,532,404

Cumulative rate sensitivity gap	$(817,121)	$307,222	$4,440,035	$6,532,404
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	-8%	3%	43%	63%

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

Changes in Internal Controls

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our most recent annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q.  The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or subsequent Form 10-Qs or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
May 10, 2010

By:	/s/ A. Alexandra Denahan
A. Alexandra Denahan
Chief Financial Officer (Principal Financial Officer)
May 10, 2010