Form 10-Q
period 2010-06-30
CHIMERA INVESTMENT CORP
filed 2010-08-06
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2010

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
Yes ☑ No ☐

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 6, 2010
Common Stock, $.01 par value	883,161,353

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at June 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited consolidated financial statements at December 31, 2009)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2010 and 2009 (Unaudited)	2

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	51

Item 4. Controls and Procedures	55

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 6. Exhibits	58

SIGNATURES	59

CERTIFICATIONS

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	June 30, 2010 (unaudited)	December 31, 2009 (1)
Assets:
Cash and cash equivalents	$236,214	$24,279
Non-Agency Mortgage-Backed Securities, at fair value
Senior	817,736	2,022,406
Subordinated	1,465,905	376,459
Senior, non-retained	2,133,486	-
Agency Mortgage-Backed Securities, at fair value	1,761,732	1,690,029
Securitized loans held for investment, net of allowance for loan losses of $5.6 million and $4.6 million, respectively	416,504	470,533
Accrued interest receivable	45,682	33,128
Other assets	923	1,494
Total assets	$6,878,182	$4,618,328

Liabilities:
Repurchase agreements	$1,337,805	$1,716,398
Repurchase agreements with affiliates	-	259,004
Securitized debt	342,819	390,350
Securitized debt, non-retained	2,120,861	-
Accrued interest payable	12,145	3,235
Dividends payable	130,420	113,788
Accounts payable and other liabilities	679	472
Investment management fees payable to affiliate	9,357	8,519
Interest rate swaps, at fair value	11,237	-
Total liabilities	$3,965,323	$2,491,766

Commitments and Contingencies (Note 15)	-	-

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,000,000,000 shares authorized, 883,151,028 and 670,371,587 shares issued and outstanding, respectively	$8,822	$6,693
Additional paid-in-capital	3,056,566	2,290,614
Accumulated other comprehensive income (loss)	673	(99,754)
Accumulated deficit	(153,202)	(70,991)
Total stockholders' equity	$2,912,859	$2,126,562
Total liabilities and stockholders' equity	$6,878,182	$4,618,328

(1) Derived from the audited consolidated financial statements at December 31, 2009.
See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Interest Income:
Interest income	$133,522	$65,077	$262,506	$93,084
Interest expense	7,198	8,313	14,572	17,355

Interest income, non-retained	49,829	-	100,690	-
Interest expense, non-retained	21,421	-	55,251	-
Net interest income	154,732	56,764	293,373	75,729
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(24,746)	(8,575)	(47,433)	(8,575)
Non-credit portion of loss recognized in other comprehensive income (loss)	17,853	2,080	37,996	2,080
Net other-than-temporary credit impairment losses	(6,893)	(6,495)	(9,437)	(6,495)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(11,237)	-	(11,237)	-
Realized gains (losses) on sales of investments, net	-	9,321	342	12,948
Realized losses on principal write-downs of non-Agency RMBS	(326)	-	(1,275)	-
Total other gains (losses)	(11,563)	9,321	(12,170)	12,948
Net investment income (loss)	136,276	59,590	271,766	82,182
Other expenses:
Management fee	9,263	5,955	17,377	8,539
Provision for loan losses	1,024	1,130	1,630	1,363
General and administrative expenses	1,409	861	2,569	1,766
Total other expenses	11,696	7,946	21,576	11,668
Income (loss) before income taxes	124,580	51,644	250,190	70,514
Income taxes	1	-	1	1
Net income (loss)	$124,579	$51,644	$250,189	$70,513

Net income (loss) per share-basic and diluted	$0.16	$0.10	$0.35	$0.21
Weighted average number of shares outstanding-basic and diluted	765,475,340	503,110,132	718,185,900	341,053,858
Comprehensive income (loss):
Net income (loss)	$124,579	$51,644	$250,189	$70,513
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(151,524)	39,501	90,057	53,092
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	6,893	6,495	9,437	6,495
Reclassification adjustment for realized losses (gains) included in net income	326	(9,321)	933	(12,948)
Other comprehensive income (loss):	(144,305)	36,675	100,427	46,639
Comprehensive income (loss)	$(19,726)	$88,319	$350,616	$117,152

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2008	$1,760	$831,966	$(266,668)	$(152,603)	$414,455
Net income (loss)	-	-	-	70,513	70,513
Other comprehensive income (loss)	-	-	46,639	-	46,639
Net proceeds from common stock offerings	4,931	1,458,130	-	-	1,463,061
Restricted stock grants	1	211	-	-	212
Common dividends declared, $0.14 per share	-	-	-	(48,271)	(48,271)
Balance, June 30, 2009	$6,692	$2,290,307	$(220,029)	$(130,361)	$1,946,609

Balance, December 31, 2009	$6,693	$2,290,614	$(99,754)	$(70,991)	$2,126,562
Net income (loss)	-	-	-	250,189	250,189
Cumulative effect of change in accounting principle	-	-	-	(88,187)	(88,187)
Other comprehensive income (loss)	-	-	100,427	-	100,427
Net proceeds from direct purchase and dividend reinvestment	-	123	-	-	123
Net proceeds from common stock offerings	2,128	765,584	-	-	767,712
Restricted stock grants	1	245	-	-	246
Common dividends declared, $0.34 per share	-	-	-	(244,213)	(244,213)
Balance, June 30, 2010	$8,822	$3,056,566	$673	$(153,202)	$2,912,859

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Cash Flows From Operating Activities:
Net income	$250,189	$70,513
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment discounts	(118,811)	(14,863)
Unrealized losses (gains) on interest rate swaps	11,237	-
Realized losses (gains) on sales of investments	(342)	(12,948)
Realized losses on principal write-downs of non-Agency RMBS	1,275	-
Net other-than-temporary credit impairment losses	9,437	6,495
Provision for loan losses	1,630	1,363
Restricted stock grants	246	212
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(12,554)	(17,104)
Decrease (increase) in other assets	571	459
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	207	2,683
Increase (decrease) in investment management fees payable to affiliate	838	1,080
Increase (decrease) in accrued interest payable	8,910	336
Net cash provided by operating activities	$152,833	$38,226
Cash Flows From Investing Activities:
Mortgage-Backed Securities portfolio:
Purchases	$(1,502,615)	$(3,202,744)
Sales	89,877	633,027
Principal payments	377,108	130,072
Mortgage-Backed Securities portfolio, non-retained:
Principal payments	289,733	-
Securitized loans:
Principal payments	52,249	50,752
Net cash used in investing activities	$(693,648)	$(2,388,893)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$10,564,043	$44,457,324
Payments on repurchase agreements	(11,201,640)	(43,518,812)
Net proceeds from common stock offerings	767,712	1,463,061
Payments on securitized debt borrowings	(48,417)	(47,659)
Proceeds from securitized debt borrowings, non-retained	1,127,872	-
Payments on securitized debt borrowings, non-retained	(229,362)	-
Net proceeds from direct purchase and dividend reinvestment	123	-
Common dividends paid	(227,581)	(17,606)
Net cash provided by financing activities	$752,750	$2,336,308
Net increase (decrease) in cash and cash equivalents	$211,935	$(14,359)
Cash and cash equivalents at beginning of period	24,279	27,480
Cash and cash equivalents at end of period	$236,214	$13,121

Supplemental disclosure of cash flow information:
Interest paid	$60,913	$17,020
Taxes paid	$1	$-

Non-cash investing activities:
Payable for investments purchased	$-	$270,735
Net change in unrealized gain on available-for sale securities	$100,427	$46,639
Non-cash financing activities:
Common dividends declared, not yet paid	$130,420	$37,705

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2010
 (Unaudited)

1.   Organization

Chimera Investment Corporation (“Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its taxable net income to its stockholders.  In July 2008, the Company formed Chimera Securities Holdings, LLC, a wholly-owned subsidiary.  In June 2009, the Company formed Chimera Asset Holding LLC and Chimera Holding LLC, both wholly-owned subsidiaries.  In January 2010, the Company formed Chimera Special Holding LLC, which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  Chimera Securities Holdings, LLC, Chimera Asset Holding LLC, Chimera Holding LLC, and Chimera Special Holding LLC are qualified REIT subsidiaries.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 5.1% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Chimera Securities Holdings, LLC, Chimera Holding LLC, Chimera Asset Holding LLC and its wholly-owned subsidiary, Chimera Special Holding LLC.  All intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds.

(c) Non-Agency and Agency Residential Mortgage-Backed Securities
The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans. The Company classifies its investment securities as either “trading,” “available-for-sale,” or “held-to-maturity.”  In addition, the Company delineates between (1) Agency, (2) non-Agency, and (3) non-Agency, non-retained securities.  The Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Government National Mortgage Association (“Ginnie Mae”) , the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”).  The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to credit risk.  Non-Agency, non-retained securities are further detailed in Note 8 to these consolidated financial statements.

The Company holds its RMBS as available-for-sale, records investments at estimated fair value as described in Note 5 of these consolidated financial statements, and includes unrealized gains and losses in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).  From time to time, as part of the overall management of its portfolio, the Company may sell any of its RMBS investments and recognize a realized gain or loss as a component of earnings in the consolidated statements of operations and comprehensive income (loss) utilizing the specific identification method.

Interest income on RMBS is computed on the remaining principal balance of the investment security.  Premium or discount amortization/accretion on Agency RMBS is recognized over the life of the investment using the effective interest method.  Premium or discount amortization/accretion on non-Agency RMBS is recognized in accordance with Accounting Standards Codification (“ASC”) 325, Investment-Other.  For non-Agency RMBS, the Company estimates at the time of purchase expected future cash flows, prepayment speeds, credit losses, loss severity, and loss timing based on the Company’s observation of available market data, its experience, and the collective judgment of its management team to determine the effective interest rate on the RMBS.  Not less than quarterly, the Company reevaluates, and if necessary, makes adjustments to its analysis utilizing internal models, external market research and sources in conjunction with its view on performance in the non-Agency RMBS sector.  Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums or discounts which affects interest income.  Changes to assumptions that decrease expected future cash flows may result in other-than-temporary impairment (“OTTI”).

The Company evaluates each investment in its RMBS portfolio for OTTI quarterly or more often if market conditions warrant.  The Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss by comparing the difference between the present value of cash flows expected to be collected and the amortized cost basis.  The credit loss, if any, will then be recognized in the consolidated statements of operations, while the balance of impairment related to other factors will be recognized in other comprehensive income (loss).

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

(g) Securitized Debt and Securitized Debt, Non Retained
The Company has issued securitized debt to finance a portion of its residential mortgage loan portfolio and has re-securitized RMBS to finance a portion of its RMBS portfolio.  Certain transactions involving residential mortgage loans are accounted for as financings, and are recorded as an asset called “Securitized loans held for investment” and the corresponding debt as “Securitized debt” in the consolidated statements of financial condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal payments to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, non-retained” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency Mortgage-Backed Securities Senior, non-retained” that pay interest and principal payments to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company are accounted for as financings pursuant to the adoption of ASC 810. The holders of securitized debt and securitized debt, non-retained have no recourse to the Company.  The Company estimates fair value of securitized debt as described in Note 5 to these consolidated financial statements.

(h) Fair Value Disclosure
A complete discussion of the methodology utilized by the Company to fair value its financial instruments is included in Note 5 to these consolidated financial statements.

(i) Derivative Financial Instruments and Hedging Activity
The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating its interest rate risk. The Company intends to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. Interest rate swaps are recorded as either assets or liabilities in the consolidated statement of financial condition, and measured at fair value with realized and unrealized gains and losses recognized in earnings.

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

(j) Sales and Securitizations
The Company periodically enters into transactions in which it sells financial assets, such as RMBS, mortgage loans and other assets.  Gains and losses on sales of assets are computed on the specific identification method whereby the Company records a gain or loss on the difference between the carrying value of the asset and the proceeds from the sale.  In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets.  These transactions may be recorded as either a sale and the assets contributed to the securitization are removed from the consolidated statements of financial condition and a gain or loss is recognized, or as a financing whereby the assets contributed to the securitization are not derecognized but rather the liabilities issued by the securitization are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations, the Company sometimes retains or acquires senior or subordinated interests in the securitized or re-securitized assets.

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

(m) Stock-Based Compensation
The Company accounts for stock based compensation awards granted to the employees of FIDAC and its affiliates in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.  Accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.  Compensation expense related to the grants of stock and stock options is recognized over the vesting period of such grants based on the fair value of the stock on the vesting date.

(n) Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to the following: all investment securities classified as available-for-sale and interest rate swaps are reported at their estimated fair value; all investment securities are amortized/accreted based on yields that incorporate management’s assumptions as to the expected performance of the investment over time; and loan loss provisions reflect management estimates with regard to expected losses of the securitized loan portfolio.  Actual results could differ from those estimates.

(o) Recent Accounting Pronouncements

 Assets

Receivables (ASC 310)
In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-18, which addresses the effect of a loan modification when a loan is part of a pool accounted for as a single asset. This update clarifies the treatment of a troubled debt restructuring.  This guidance allows acquired assets, which have evidence of credit deterioration upon acquisition and common risk characteristics, to be accounted for in the aggregate as a pool.  Upon establishment of the pool, the pool becomes the unit of accounting.  Any purchase discount is not allocated to individual loans, thus all of the loans in the pool accrete at a single pool rate based on cash flow projections for the pool.  Likewise, impairment analysis is performed on the pool as a whole, not on individual loans.  Modifications to loans, even if those modifications are considered troubled debt restructuring, do not result in a loan being removed from the pool.  This treatment is consistent with the current accounting practices of the Company and therefore has no material effect on the Company’s consolidated financial statements.

In July 2010, the FASB released ASU 2010-20, which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.   Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferors interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update is effective for the Company for interim or annual periods ending on or after December 15, 2010.  At this time, the Company is evaluating the effect of this update on future financial reporting.

Broad Transactions

Consolidation (ASC 810)

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).  The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  The Company determined it is the primary beneficiary on a number of VIEs formed through re-securitizations.  The Company was required to consolidate RMBS re-securitization transactions previously recorded during the year ended December 31, 2009 as sales for GAAP beginning with the effective date of this ASU.  Consolidation of these transactions altered the presentation of the consolidated financial statements by increasing its non-Agency portfolio and increasing the value of non-recourse liabilities for which it has no continuing obligation.  The consolidation has reversed previously recorded GAAP gains on sales of assets related to the re-securitizations undertaken in 2009.  The reversal of this gain will be accreted over the remaining life of the re-securitized assets.  The adoption of this guidance has resulted in material changes to the format and content of the Company’s consolidated financial statements, as well as enhanced disclosures.  Refer to the discussion in Note 8.

Derivatives and Hedging (ASC 815)

The FASB issued ASU 2010-8 in February 2010.  ASU 2010-8 provided technical corrections to ASC 815.  This update provides a four step analysis to determine whether call or put options that can accelerate the settlement of debt instruments should be considered clearly and closely related to the debt host contract.  If it is determined that such option is closely related to the host contract, bifurcation of the host contract from the derivative instrument is not necessary.  If an existing hybrid instrument requires bifurcation under this update, a one-time election can be made to utilize the Fair Value Option for the entire contract.   This update was effective for the Company January 1, 2010 and continues to have no effect on the consolidated financial statements.

 ASU 2010-11 was issued in March 2010 and defined a scope exception for embedded derivative features which involve only the transfer of credit risk that is only in the form of subordination of one financial instrument to another.  Such instruments would not be subject to bifurcation under ASC 815.  This guidance is effective for the first quarter beginning after June 15, 2010, however early adoption for the first fiscal quarter is allowed.  The Company elected to early adopt for the first quarter of 2010.  Adoption has had no effect on the consolidated financial statements.

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

Subsequent Events (ASC 855)

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

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued ASU 2009-16, an amendment update to the accounting standards governing the transfer and servicing of financial assets.  This amendment updated the existing standard and eliminated the concept of a QSPE, clarified the surrendering of control to effect sale treatment and modified the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defined the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment required enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective beginning January 1, 2010.   The Company has determined the amendment had a material impact on the consolidated financial statements.  See discussion under Consolidation (ASC 810) above.

3.  Mortgage-Backed Securities

The following tables present the principal value, unamortized premium, unamortized discount, gross unrealized gain, gross unrealized loss, and fair value of the Company’s available-for-sale RMBS portfolio as of June 30, 2010 and December 31, 2009, at fair value by asset class.  The RMBS portfolio is composed of Agency and non-Agency RMBS collateralized by residential mortgage loans.  The Agency RMBS are mortgage pass-through certificates, CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae.  The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to credit risk.  The Company classifies its non-Agency RMBS into senior, subordinated, and senior, non-retained interests.  Senior interests in non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests.  The senior non-Agency RMBS portfolio at June 30, 2010 includes $3.3 billion in notional Interest Only (“IO”) securities and $276.5 million in notional IO subordinated non-Agency securities.  At December 31, 2009 the subordinated non-Agency RMBS portfolio includes $379.0 million in notional IO subordinated non-Agency securities.  Securities identified as senior, non-retained have been consolidated pursuant to the adoption of ASC 810.  See Note 8 of these consolidated financial statements for a detailed discussion.

June 30, 2010
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$668,049	$263,187	$(51,792)	$23,970	$(85,678)	$817,736
Subordinated	3,869,645	29,947	(2,409,329)	179,622	(203,980)	1,465,905
Senior, non-retained	2,181,672	78,019	(152,350)	97,366	(71,221)	2,133,486
Agency RMBS	1,647,212	53,928	-	60,962	(370)	1,761,732
Total	$8,366,578	$425,081	$(2,613,471)	$361,920	$(361,249)	$6,178,859

December 31, 2009
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$2,757,212	$1,536	$(628,209)	$83,946	$(192,079)	$2,022,406
Subordinated	1,616,031	10,346	(1,239,769)	65,996	(76,145)	376,459
Agency RMBS	1,616,450	55,081	(29)	20,767	(2,240)	1,690,029
Total	$5,989,693	$66,963	$(1,868,007)	$170,709	$(270,464)	$4,088,894

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.  The securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in the paragraphs following these tables.  Twenty-two securities have been in a continuous unrealized loss position for greater than twelve months, of which twenty-one securities are subordinated interests held by the Company that, although performing in line with the Company’s expectations, are in unrealized loss position due to significant market value declines consistent with similar asset classes as a result of the credit crisis.  These twenty-two securities have expected future cash flows in excess of their amortized cost.

June 30, 2010
(dollars in thousands)

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$423,335	$(85,642)	$428	$(36)	$423,763	$(85,678)
Subordinated	726,671	(174,170)	21,541	(29,810)	748,212	(203,980)
Senior, non-retained	594,281	(71,221)	-	-	594,281	(71,221)
Agency	2,542	(370)	-	-	2,542	(370)
Total	$1,746,829	$(331,403)	$21,969	$(29,846)	$1,768,798	$(361,249)

December 31, 2009
(dollars in thousands)

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$539,579	$(38,466)	$489,670	$(153,613)	$1,029,249	$(192,079)
Subordinated	179,226	(72,438)	5,862	(3,707)	185,088	(76,145)
Agency	682,681	(2,240)	-	-	682,681	(2,240)
Total	$1,401,486	$(113,144)	$495,532	$(157,320)	$1,897,018	$(270,464)

The Company recorded a $6.9 million other-than-temporary credit impairment during the quarter ended June 30, 2010 on investments where the expected future cash flows of certain non-Agency RMBS were less than their amortized cost basis.  The Company evaluates each investment in its RMBS portfolio for OTTI quarterly or more often if market conditions warrant.  The amortized cost of each investment in an unrealized loss position is compared to the present value of expected future cash flows of the position.  In estimating future cash flows, the Company evaluated the non-Agency RMBS for OTTI by considering delinquencies, credit losses, loss severities, prepayment speeds, geographic data, borrower characteristics, loan to value ratios, seasoning and credit support in conjunction with broader macroeconomic expectations such as home price depreciation, expectations of future delinquencies and loss severities and the ability of the borrower to refinance or modify their loans.  If after determining the expected future cash flows of the position, the amortized cost of the security is less than the present value of its expected future cash flows, an other-than-temporary credit impairment has occurred.  If the Company does not intend to sell nor are more likely than not required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in the statement of operations, while the balance of impairment related to other factors is recognized in Other Comprehensive Income (Loss).  If the Company intends to sell the debt security, or will be more likely than not required to sell the security before its anticipated recovery, the full OTTI is recognized in the statement of operations.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  A summary of the OTTI included in earnings for the quarters and six months ended June 30, 2010 and June 30, 2009 is presented below.

	For the Quarter Ended
	June 30, 2010	June 30, 2009
	(dollars in thousands)
Cumulative credit loss beginning balance	$12,540	$-
Additions:
Other-than-temporary impairments not previously recognized	6,340	6,495
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	553	-
Cumulative credit loss ending balance	$19,433	$6,495

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in thousands)
Cumulative credit loss beginning balance	$9,996	$-
Additions:
Other-than-temporary impairments not previously recognized	8,802	6,495
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	635	-
Cumulative credit loss ending balance	$19,433	$6,495

The impairment recorded during the quarter ended June 30, 2010 was related to twenty nine securities.  The impaired investments were largely comprised of senior and subordinated interests, including interest only securities retained by the Company as part of re-securitization transactions.  As of June 30, 2010, the impaired securities had cumulative losses up to 14%, three-month prepayments speeds between 8 and 68 Constant Prepayment Rate (“CPR”), 60+ day delinquencies between 4% and 18% of the pool balance, and weighted average FICO scores on the pools between 666 and 753.

The Company’s investment guidelines place no restrictions on the credit rating of the assets the Company is able to hold in its portfolio.  The portfolio is most heavily weighted to contain RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

	June 30, 2010	December 31, 2009
AAA	51.91%	39.41%
AA	0.60%	0.75%
A	1.77%	0.55%
BBB	0.27%	1.07%
BB	0.01%	1.77%
B	0.13%	2.18%
Below B or not rated	45.31%	54.27%
Total	100.00%	100.00%

The table above reflects the credit rating of the Company’s consolidated RMBS portfolio.  Approximately 26% of the AAA and AA securities balance reflected in the table above include senior, non-retained, non-Agency RMBS.

The AAA rated assets in the RMBS portfolio are predominantly Agency RMBS and senior non-retained non-Agency RMBS.  As the Company securitizes or re-securitizes assets, it expects the Below B or not rated percentages in the portfolio to increase as the Company typically retains the subordinated tranches of these types of transactions.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables summarize the Company’s RMBS at June 30, 2010 and December 31, 2009 according to their estimated weighted-average life classifications.  The weighted-average lives of the mortgage-backed securities at June 30, 2010 and December 31, 2009 in the tables below are based on consensus constant prepayment speeds.  The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

June 30, 2010
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$73,280	$656,849	$87,607	$817,736
Subordinated	20	949,907	515,978	1,465,905
Senior, non-retained	265,441	1,868,045	-	2,133,486
Agency RMBS	7,226	1,408,713	345,793	1,761,732
Total fair value	$345,967	$4,883,514	$949,378	$6,178,859
Amortized cost
Non-Agency RMBS
Senior	$81,339	$681,171	$116,935	$879,445
Subordinated	32	999,633	490,597	1,490,262
Senior, non-retained	322,796	1,784,545	-	2,107,341
Agency RMBS	6,969	1,359,884	334,287	1,701,140
Total amortized cost	$411,136	$4,825,233	$941,819	$6,178,188

December 31, 2009
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$20,533	$1,520,809	$481,064	$2,022,406
Subordinated	137	204,481	171,841	376,459
Agency RMBS	-	1,690,029	-	1,690,029
Total fair value	$20,670	$3,415,319	$652,905	$4,088,894
Amortized cost
Non-Agency RMBS
Senior	$20,549	$1,631,461	$478,530	$2,130,540
Subordinated	76	244,937	141,594	386,607
Agency RMBS	-	1,671,502	-	1,671,502
Total amortized cost	$20,625	$3,547,900	$620,124	$4,188,649

The non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be when the 60+ day delinquency bucket of the pool is greater than 5% and weighted average FICO scores are greater than 650 at origination.  At June 30, 2010, 99% of the non-Agency RMBS are Alt-A collateral.  At December 31, 2009, 78% of the non-Agency RMBS were Alt-A collateral.  The investment securities contained in this portion of the portfolio have the following collateral characteristics at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
Number of securities in portfolio		393		209
Weighted average maturity (years)		28.6		28.5
Weighted average amortized loan to value		73.6%		73.8%
Weighted average FICO		713.1		715.7
Weighted average loan balance (in thousands)		393.0		415.9
Weighted average percentage owner occupied		81.9%		82.8%
Weighted average percentage single family residence		60.9%		59.9%
Weighted average current credit enhancement		23.0%		12.2%
Weighted average geographic concentration	CA	55.2%	CA	44.8%
	FL	14.9%	FL	17.3%
	NY	7.2%	NY	7.5%
	NJ	3.8%	MD	4.9%
	VA	3.4%	NJ	4.4%

The information presented in the table above includes senior, non-retained, non-Agency RMBS consolidated pursuant to the adoption of ASC 810 on January 1, 2010 by the Company.

The table below presents origination year for the Company’s portfolio of non-Agency RMBS at June 30, 2010 and December 31, 2009.

Origination Year as a Percentage of Outstanding Principal Balance	June 30, 2010	December 31, 2009
2005	5.4%	8.7%
2006	36.7%	36.7%
2007	56.7%	50.8%
2008	1.2%	3.8%
Total	100.0%	100.0%

On April 30, 2010, the Company transferred $566.6 million in principal value of its RMBS to the CSMC 2010-11R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, the Company financed through the transaction $138.8 million of AAA-rated fixed rate bonds to third party investors for net proceeds of $137.4 million.  The Company has retained $427.7 million in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $566.6 million.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-11R Trust.

On May 27, 2010, the Company transferred $1.2 billion in principal value of its RMBS to the CSMC 2010-12R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, the Company financed through the transaction $294.0 million of AAA-rated fixed rate bonds to third party investors for net proceeds of $294.3 million.  The Company has retained $136.3 million of AAA-rated bonds, $788.2 million in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $1.2 billion.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-12R Trust.

In addition, during the quarter ended June 30, 2010, the Company recorded non-recourse financing with third party investors related to re-securitizations executed in prior periods.  The Company financed through these transactions $195.0 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $197.4 million. In total, the Company financed through these transactions, including the newly re-securitized assets, $627.9 million of AAA-rated fixed rate bonds for net proceeds of $629.2 million.  During the quarter ended December 31, 2009, the Company recorded no non-recourse financing with third party investors.

The assets classified as non-Agency MBS under the subheading “Senior, non-retained” in the Company’s consolidated financial statements were financed by selling AAA-rated bonds to third parties.  The liability related to the financing is reflected in the Company’s consolidated financial statements as “Securitized debt, non-retained.”  Secured borrowings under GAAP do not reflect a gain or loss on the sale of the bonds over their cost basis but rather amortize or accrete the gains or losses over the life of the bonds.  The Company has no continuing involvement with the transferred assets except for its right to receive principal and interest cash flows from the bonds it has retained.

During the quarter ended June 30, 2010, the Company had no sales of RMBS.  During the quarter ended June 30, 2009, the Company sold RMBS with a carrying value of $75.3 million for realized gains of approximately $9.3 million.

4.  Securitized Loans Held for Investment

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at June 30, 2010 and December 31, 2009.  At June 30, 2010, approximately 56% of the Company’s securitized loans are adjustable rate mortgage loans and 44% are fixed rate mortgage loans.  All of the adjustable rate loans held for investment are hybrid adjustable rate mortgages (“ARMs”).  Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.  The periodic cap on all hybrid ARMs in the securitized loan portfolio range from 0.00% to 2.00% and from 0.00% to 3.00% for the quarters ended June 30, 2010 and December 31, 2009, respectively.  The securitized loans held for investment are carried at their principal balance outstanding, plus premiums or discounts, less an allowance for loan losses.

	June 30, 2010	December 31, 2009
	(dollars in thousands)

Securitized loans, at principal balance	$422,073	$475,084
Less: allowance for loan losses	5,569	4,551
Securitized loans held for investment	$416,504	$470,533

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 54% were originated during 2008 and 44% were originated during 2007.  A summary of key characteristics of these loans follows.

	June 30, 2010		December 31, 2009
Number of loans		600		681
Weighted average maturity (years)		27		27
Weighted average amortized loan to value		73.5%		73.0%
Weighted average FICO		756		756
Weighted average loan balance (in thousands)		681.6		690.1
Weighted average percentage owner occupied		90.7%		90.9%
Weighted average percentage single family residence		58.5%		60.0%
Weighted average geographic concentration	CA	32.8%	CA	33.8%
	FL	6.8%	FL	6.4%
	IL	6.1%	NJ	6.3%
	NJ	5.7%	IL	6.0%
	VA	4.7%	VA	4.8%

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the quarters ended June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Balance, beginning of period	$4,554	$1,621
Provision for loan losses	1,024	3,101
Charge-offs	(9)	(171)
Balance, end of period	$5,569	$4,551

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses at June 30, 2010 was $5.6 million, representing 134 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The Company’s allowance for loan losses was $4.6 million at December 31, 2009, representing 97 basis points of the principal balance of the Company’s securitized loan portfolio.  At June 30, 2010, 2.41% of the securitized loans held for investment were greater than 60 days delinquent and 1.09% were in some stage of foreclosure.  At December 31, 2009, 1.82% of the securitized loans held for investment were greater than 60 days delinquent and 0.89% were in some stage of foreclosure.

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

Non-Agency Non-Retained RMBS
The non-Agency, non-retained securities reflected in the consolidated financial statements are securities consolidated pursuant to the Company’s adoption of ASC 860 and ASC 810 on January 1, 2010.  These assets have been financed with third parties without recourse to the Company in the normal course of the Company’s portfolio optimization strategy.  The Company classifies these assets as Level 3 as the fair valuation of these securities is not based on observable inputs.  The Company fair values these assets at the actual sale price obtained in the financing of the debt to the third party as any current or future appreciation or depreciation of the assets in not realizable by the Company.  See Note 8 to these consolidated financial statements for a detailed discussion of these securities.

Interest Rate Swaps
Interest rate swaps are modeled by incorporating such factors as the Treasury curve, LIBOR rates, and the pay rate on the interest rate swaps. Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on each interest rate swap to validate reasonableness. The dealer quotes will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular contract.

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

At June 30, 2010, the Company has classified a portion of its assets and liabilities as Level 2 or Level 3.  At December 31, 2009, the Company classified its assets as Level 2.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued at June 30, 2010 and December 31, 2009 as presented below.

June 30, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$817,736	$-
Subordinated	-	1,465,905	-
Senior, non-retained	-	-	2,133,486
Agency mortgage-backed securities	-	1,761,732	-

Liabilities:
Interest rate swaps	-	11,237	-

December 31, 2009
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$2,022,406	$-
Subordinated	-	376,459	-
Senior, non-retained	-	-	-
Agency mortgage-backed securities	-	1,690,029	-

The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s consolidated financial statements for the quarters and six-months ended June 30, 2010 and 2009.  All of the assets classified as Level 3 as of the period ended June 30, 2010 have been added to this classification due to the adoption of ASC 860 and ASC 810 by the Company on January 1, 2010.  A discussion of the method of fair valuing these assets is included above in Non-Agency Non-Retained RMBS.  Transfers into Level 3 relates to senior non-Agency RMBS classified as Level 2 in the prior period and transferred to third party investors in non-recourse financing transactions during the current period. Additions relates to senior non-Agency RMBS securitized during the current period and transferred to third party investors in non-recourse financing transactions. Unrealized gains on the assets are included in other comprehensive income (loss).

Fair Value Reconciliation, Level 3
(dollars in thousands)
	For the Quarter Ended
	June 30, 2010	June 30, 2009
Non-Agency RMBS
Senior, non-retained
Beginning balance Level 3 assets	$1,646,087	$-
Transfers in to Level 3	186,246	-
Additions	500,857	-
Principal payments	(144,312)	-
Accretion of investment discounts	22,424	-
Other than temporary impairment	(1,490)	-
Total gains (losses) for the period	(76,326)	-
Ending balance Level 3 assets	$2,133,486	$-

Fair Value Reconciliation, Level 3
(dollars in thousands)
	For the Six Months Ended
	June 30, 2010	June 30, 2009
Non-Agency RMBS
Senior, non-retained
Beginning balance Level 3 assets	$-	$-
Transfers in to Level 3	186,246	-
Additions	2,090,707	-
Principal payments	(214,866)	-
Accretion of investment discounts	45,369	-
Other than temporary impairment	(1,490)	-
Total gains (losses) for the period	27,520	-
Ending balance Level 3 assets	$2,133,486	$-

As of the quarters ended June 30, 2010 and December 31, 2009, the Company was able to obtain third party pricing verification for all assets classified as Level 2.  In the aggregate, the Company’s fair valuation of RMBS investments were 0.53% higher than the aggregated dealer marks for the quarter ended June 30, 2010 and 0.06% lower than the aggregated dealer marks for the quarter ended June 30, 2009.

Securitized Loans Held for Investment
The Company records securitized loans held for investment when it securitizes loans and records the transaction as a “financing.”  The Company carries securitized loans held for investment at principal value, plus premiums or discounts paid, less an allowance for loan losses.  The Company estimates the future cash flows of the assets underlying its securitized loans held for investment for purposes of determining whether an OTTI charge is required.  The Company estimates the fair value of its securitized loans held for investment at the loss adjusted expected future cash flows of the collateral.  The Company models each underlying asset by considering, among other items, the nature of the underlying collateral, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

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

The following table presents the carrying value and estimated fair value, as described above, of the Company’s financial instruments at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Non-Agency RMBS	$4,417,127	$4,417,127	$2,398,865	$2,398,865
Agency RMBS	1,761,732	1,761,732	1,690,029	1,690,029
Securitized loans held for investment	416,504	398,239	470,533	453,388
Repurchase agreements	(1,337,805)	(1,339,396)	(1,975,402)	(1,977,664)
Securitized debt	(342,819)	(359,986)	(390,350)	(408,404)
Securitized debt, non-retained	(2,120,861)	(2,181,459)	-	-
Interest rate swaps	(11,237)	(11,237)	-	-

6.  Repurchase Agreements

The Company had outstanding $1.3 billion and $2.0 billion of repurchase agreements with weighted average borrowing rates of 0.47% and 0.60% and weighted average remaining maturities of 33 and 26 days as of June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010 and December 31, 2009, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.5 billion and $2.0 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the quarters ended June 30, 2010 and December 30, 2009 were $3.9 billion and $2.3 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and re-price accordingly.

At June 30, 2010 and December 31, 2009, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Overnight	$-	$-
1-30 days (1)	991,699	1,772,662
30 to 59 days	282,654	62,243
60 to 89 days	63,452	-
90 to 119 days	-	-
Greater than or equal to 120 days	-	140,497
Total	$1,337,805	$1,975,402
(1) Repurchase agreements with affiliates totaled $259.0 million as of December 31, 2009. There were no repurchase agreements with affiliates as of June 30, 2010.

At June 30, 2010 and December 31, 2009, the Company did not have an amount at risk greater than 10% of its equity with any counterparty.

7.  Securitized Debt

All of the Company’s securitized debt is collateralized by residential mortgage loans or RMBS.  For financial reporting purposes, the Company’s securitized debt is accounted for as a financing.  Thus, the residential mortgage loans or RMBS held as collateral are recorded in the assets of the Company as securitized loans held for investment or RMBS and the securitized debt is recorded as a liability in the statements of financial condition.

At June 30, 2010, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $342.8 million.  The debt matures between the years 2023 and 2038.  At June 30, 2010, the debt carried a weighted average cost of financing equal to 5.51%, that is secured by residential mortgage loans of which approximately 44% of the remaining principal balance pays a fixed rate of 6.33% and 56% of the remaining principal balance pays a variable rate of 5.57%.  At December 31, 2009, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $390.4 million.  At December 31, 2009, the debt carried a weighted average cost of financing equal to 5.50%, that is secured by residential mortgage loans of which approximately 43% of the remaining principal balance pays a fixed rate of 6.33% and 57% of the remaining principal balance pays a variable rate of 5.63%.

At June 30, 2010, the Company’s securitized debt collateralized by RMBS has a principal balance of $2.2 billion.  The debt matures between the years 2035 and 2047.  At June 30, 2010, the debt carried a weighted average cost of financing equal to 5.25%.  At December 31, 2009 the Company did not have securitized debt collateralized by RMBS.

The following table presents the estimated principal repayment schedule of the securitized debt held by the Company outstanding at June 30, 2010 and December 31, 2009, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses, collateralizing the debt.

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Within One Year	$455,340	$37,192
One to Three Years	1,000,173	70,885
Three to Five Years	417,068	59,382
Greater Than or Equal to Five Years	668,861	240,945
Total	$2,541,442	$408,404

The significant increase in debt reflected in the table above reflects the Company’s adoption of ASC 810 on January 1, 2010.  See Note 8 for a more detailed discussion.

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

8.  Consolidation

In June 2009, the FASB issued two new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs (ASC 860 and ASC 810, respectively).  The primary affect of these standards was to eliminate the concept of a QPSE when transferring assets and to remove the exemption of a QSPE when applying the consolidation standard.  The Company adopted these new accounting standards as of January 1, 2010.

The Company uses securitization trusts or variable interest entities in its securitization and re-securitization transactions.  Prior to January 1, 2010, these variable interest entities met the definition of QSPE’s and as such, were not subject to consolidation.  Effective January 1, 2010, all such variable interest entities must be considered for consolidation based on the criteria in ASC 810.

Per ASC 810, an entity shall consolidate a VIE when that entity has a variable interest that provides the reporting entity with a controlling financial interest.  The assessment of the characteristics of the reporting entity’s VIE shall consider the VIEs purpose and design.  A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Since the Company’s inception, the Company has created VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each securitization trust VIE to determine the primary beneficiary status.  The Company found that seven trusts, one of which had been consolidated since its inception, met the requirements of consolidation.  The Company determined that in these seven securitizations, based on holding all of the subordinate interests, it maintains the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE.  In addition, the Company had the power to direct activities of the trust or was determined to have the ability to control the trust due to its contribution in the purpose and design of the structure.  The remaining two trusts evaluated did not meet the requirements to consolidate due to the inability to control one of the trusts and the lack of obligations to absorb losses on the other trust.

VIEs for Which the Company is the Primary Beneficiary
Based on the Company’s consolidation evaluation, the Company consolidated three VIEs on January 1, 2010 that were not previously consolidated and consolidated three VIEs that it created during 2010.  The Company’s retained beneficial interest is typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The effect in the current year is the inclusion of an additional $2.1 billion of non-Agency mortgage-backed securities at fair value no longer retained by the Company and the inclusion in its liabilities of $2.1 billion of non-recourse securitized debt associated with these re-securitizations.

On an ongoing basis, the Company’s retained beneficial interests will be fair valued as Level 2 assets.  The consolidated third-party owned interests will be fair valued as Level 3 assets using the sale price as fair value.  This is due to the fact that the Company has no control over the third-party interests and will not receive any future value from them.  Line items pertaining to the third-party owned interests are separately stated within the Company’s consolidated financial statements and labeled as “non-retained”.

The trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders.  The assets and other instruments held by the securitization entities are restricted and can only be used to fulfill the obligations of the securitization entity.  Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated subsidiaries, nor to the Company as the primary beneficiary.  The Company’s risks associated with its involvement with these VIEs is limited to its risks and rights as a certificate holder of the bonds it has retained.  See Note 5 for a discussion of the fair value measurement of the assets and liabilities.

The securitization entities newly consolidated by the Company are similar in nature to the Company’s portfolio as a whole.  The securitization entities are all composed of RMBS of the quality and characteristics of assets reflected in the RMBS classifications found in the Company’s consolidated financial statements.  See Note 3 for a discussion of the securities characteristics of the portfolio.

The table below presents the assets and liabilities of consolidated entities as of January 1, 2010.  The cumulative effect adjustment reflects the reversal of realized gains of $98.1 million previously recorded on the sales of these newly consolidated trusts net of the additional accretion of discounts due to consolidating the trusts.  At December 31, 2009, none of the re-securitization transactions completed during 2009 were consolidated.

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

The cumulative effect of adopting ASC 810 on January 1, 2010 based on the shares outstanding on that date was to reduce the beginning book value of the Company by $0.13 per share.

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to the newly consolidated securitization entities as of June 30, 2010.

June 30, 2010
(dollars in thousands)
Assets
Non-Agency RMBS
Senior, non-retained	$2,133,486
Liabilities
Securitized debt, non-retained	$2,120,861

The consolidation of these securitization entities increases both the income and expense recorded in the consolidated statement of operations for the Company as detailed in the table below.

	For the Quarter Ended June 30, 2010	For the Six Months Ended June 30, 2010
	(dollars in thousands)
Interest income, non-retained	$49,829	$100,690
Interest expense, non-retained	21,421	55,251
Net interest income, non-retained	$28,408	$45,439

A discussion of the significant accounting policies of the Company to record income and expense is included in Note 2 to these consolidated financial statements.  The effect of adopting ASC 810 based on the weighted average shares outstanding was to increase the net interest income of the Company by approximately $0.04 and $0.06 for the quarter and six months ended June 30, 2010, respectively.

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
	(dollars in thousands)
Proceeds from securitized debt borrowings, non-retained	$1,127,872	$-
Payments on securitized debt borrowings, non-retained	(229,362)	-
Increase in accrued interest receivable	(9,564)	-
Increase in accrued interest payable	9,494	-
Net cash flows, non-retained	$898,440	$-

VIEs for Which the Company is Not the Primary Beneficiary
The table below represents the carrying amounts and classification of assets recorded on the Company’s consolidated financial statements related to its variable interests in non-consolidated VIEs, as well as its maximum exposure to loss as a result of its involvement with these VIEs.

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$-	$-	$47,998	$46,047
Subordinated	9,269	7,938	9,701	7,081
Agency RMBS	3,431	3,074	4,730	4,720
Total	$12,700	$11,012	$62,429	$57,848

The Company’s involvement with VIEs for which it is not the primary beneficiary generally are in the form of purchasing securities issued by the trusts similar to its investments in other RMBS that are not part of a trust it has evaluated for consolidation.  The Company’s maximum exposure to loss in these entities is represented by the fair value of these assets.  This amount does not include OTTI or other write-downs that the Company previously recognized through earnings.

9.  Interest Rate Swaps

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  These derivative financial instrument contracts do not qualify as hedges under ASC 815, Derivatives and Hedging.  As of June 30, 2010, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The Company’s swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statement of Financial Condition as of June 30, 2010. The Company had no interest rate swaps outstanding as of December 31, 2009.

	Location on Consolidated Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
	(dollars in thousands)

June 30, 2010	Liabilities	$450,000	$(11,237)

The effect of the Company’s interest rate swaps on the Consolidated Statement of Operations and Comprehensive Income (Loss) is presented below.

Location on Consolidated Statement of Operations and Comprehensive Income (Loss)
	Interest Expense	Unrealized Gain (Loss) on Interest Rate Swaps
	(dollars in thousands)

For the quarter ended:
June 30, 2010	$699	$(11,237)

For the six months ended:
June 30, 2010	$699	$(11,237)

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2010 was 2.59% and the weighted average receive rate was 0.35%.  The Company had no interest rate swaps outstanding as of June 30, 2009.

10.  Common Stock

On September 24, 2009, the Company implemented a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.   The DRSPP is administered by the Administrator, The Bank of New York Mellon. During the six months ended June 30, 2010, the Company raised $122,000 by issuing 32,138 shares through the DRSPP. During the six months ended June 30, 2009 no shares were issued under the DRSPP.

On March 31, 2010 the Company announced the sale of 85,000,000 shares of common stock at $3.61 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $306.7 million.  In addition, on April 1, 2010, the underwriters exercised the option to purchase up to an additional 12,750,000 shares of common stock to cover over-allotments for proceeds, less the underwriters’ discount, of approximately $46.0 million. The sale was completed on April 7, 2010.  In all, the Company raised net proceeds of approximately $352.7 million in this offering.

On June 22, 2010 the Company announced the sale of 100,000,000 shares of common stock at $3.61 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $360.8 million.  In addition, on June 25, 2010, the underwriters exercised the option to purchase up to an additional 15,000,000 shares of common stock to cover over-allotments for proceeds, less the underwriters’ discount, of approximately $54.2 million. The sale was completed on June 28, 2010.  In all, the Company raised net proceeds of approximately $415.0 million in this offering.

There was no preferred stock issued or outstanding as of June 30, 2010 and December 31, 2009.

During the quarter ended June 30, 2010, the Company declared dividends to common shareholders totaling $130.4 million or $0.17 per share.  During the quarter ended December 31, 2009, the Company declared dividends to common shareholders totaling $113.8 million or $0.17 per share.

11.  Long Term Incentive Plan

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of June 30, 2010, 335,750 shares have vested and 24,652 shares were forfeited or cancelled.

On December 22, 2009, the Compensation Committee awarded each independent director $45,000 in common stock which vested on December 31, 2009.

As of June 30, 2010, there was $17.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date. That cost is expected to be recognized over a weighted-average period of 7.5 years. The total fair value of shares vested during the quarter ended June 30, 2010 was $131,865, based on the closing price of the stock on the vesting date.

12.  Income Taxes

As a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status as well.  During the quarter ended June 30, 2010, the Company recorded $1,000 in income tax expense related to state and federal tax liabilities on undistributed income.  During the quarter ended December 31, 2009, the Company recorded no income tax expense related to state and federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the quarters ended June 30, 2010 and December 31, 2009, the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income.

13.  Credit Risk and Interest Rate Risk

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

14.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.

Management fees accrued and paid to FIDAC for the quarters ended June 30, 2010 and 2009 were $9.2 million and $6.0 million, respectively. Management fees accrued and paid to FIDAC for the six months ended June 30, 2010 and 2009 were $17.4 million and $8.5 million, respectively.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in the operation of the Company.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.   FIDAC and the Company will modify this allocation methodology, subject to the Company’s board of directors’ approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarter ended June 30, 2010, the Company reimbursed FIDAC approximately $148,000 for such expenses. During the quarter ended June 30, 2009, FIDAC waived its right to request reimbursement from the Company for these expenses.

During the quarters ended June 30, 2010 and December 31, 2009, 33,725 and 32,225 shares of restricted stock issued by the Company to FIDAC’s employees vested, as discussed in Note 11.

In March 2008, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  At June 30, 2010, the Company had no financing under this agreement.  At December 31, 2009, the Company financed $259.0 million under this agreement at a weighted average rate of 1.72%.  The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

15.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at June 30, 2010.

16.  Subsequent Events

In July 2010, the Company formed Chimera Trading Company LLC, a wholly-owned, taxable REIT subsidiary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

●	our business and investment strategy;

●	our projected financial and operating results;

●	our ability to maintain existing financing arrangements, obtain future financing arrangements and the terms of such arrangements;

●	general volatility of the securities markets in which we invest;

●
the implementation, timing and impact of, and changes to, various government programs, including the US Department of the Treasury’s plan to buy Agency residential mortgage-backed securities, the Term Asset-Backed Securities Loan Facility and the Public-Private Investment Program;

●	our expected investments;

●	changes in the value of our investments;

●	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

●	changes in interest rates and mortgage prepayment rates;

●	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

●	rates of default or decreased recovery rates on our investments;

●	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

●	availability of investment opportunities in real estate-related and other securities;

●	availability of qualified personnel;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition; and

●	market trends in our industry, interest rates, the debt securities markets or the general economy.

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

Executive Summary

We are a specialty finance company that invests, either directly or indirectly through our subsidiaries, in residential mortgage-backed securities, or RMBS, residential mortgage loans, real estate related securities and various other asset classes.  We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.  FIDAC is a fixed-income investment management company that is registered as an investment adviser with the Securities and Exchange Commission, or SEC.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.  FIDAC has a broad range of experience in managing investments in Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, non-Agency RMBS, collateralized debt obligations, or CDOs, and other real estate related investments.

We have elected and intend to qualify to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended on December 31, 2007.  Our targeted asset classes and the principal investments we expect to make in each are as follows:

●	RMBS, including:

o	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated, below B-rated, and non-rated classes

o	Agency RMBS

●	Residential mortgage loans, including:

o	Prime mortgage loans

o	Jumbo prime mortgage loans

o	Alt-A mortgage loans

●	Commercial mortgage loans

●	Asset Backed Securities, or ABS, including:

o	Commercial mortgage-backed securities, or CMBS

o	Debt and equity tranches of collateralized debt obligations, or CDOs

o	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

We completed our initial public offering on November 21, 2007.  In that offering and in a concurrent private offering we raised net proceeds of approximately $533.6 million.  Since then we have raised an aggregate of approximately $2.5 billion in follow-on offerings.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio is weighted toward non-Agency RMBS.  At June 30, 2010, approximately 81% of our investment portfolio was non-Agency RMBS, 13% of our investment portfolio was Agency RMBS, and 6% of our investment portfolio was secured residential mortgage loans.  At December 31, 2009, approximately 68% of our investment portfolio was non-Agency RMBS, 25% of our investment portfolio was Agency RMBS, and 7% of our investment portfolio was secured residential mortgage loans.  We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.  In addition, we have engaged in and depending on market conditions, anticipate continuing to engage in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS.  We may also engage in similar transactions with non-Agency RMBS in which we would acquire non-Agency RMBS and re-securitize those securities.  We would sell some or all of the resulting AAA-rated RMBS and may retain some of the AAA-rated RMBS and other subordinate bonds and interests.

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

We use leverage to seek to increase our potential returns and to fund the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We expect to finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities, securitizations, commercial paper and term financing CDOs.  We manage our debt by utilizing interest rate hedges, such as interest rate swaps, to reduce the effect of interest rate fluctuations related to our debt.

Recent Developments

We commenced operations in November 2007 in the midst of challenging market conditions which affected the cost and availability of financing from the facilities with which we expected to finance our investments.  These instruments included repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper, or ABCP, and term CDOs.  The liquidity crisis which commenced in August 2007 affected each of these sources—and their individual providers—to different degrees; some sources generally became unavailable, some remained available but at a high cost, and some were largely unaffected.  For example, in the repurchase agreement market, non-Agency RMBS became harder to finance, depending on the type of assets collateralizing the RMBS.  The amount, term and margin requirements associated with these types of financings were also impacted.  At that time, warehouse facilities to finance whole loan prime residential mortgages were generally available from major banks, but at significantly higher costs and had greater margin requirements than previously offered.  It was also extremely difficult to term finance whole loans through securitization or bonds issued by a CDO structure.  Financing using ABCP froze as issuers became unable to place (or roll) their securities, which resulted, in some instances, in forced sales of mortgage-backed securities, or MBS, and other securities which further negatively impacted the market value of these assets.

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

Many of the challenges of the first half of 2008 have continued through the second quarter of 2010, as financing difficulties have severely pressured liquidity and asset values.  In September 2008, Lehman Brothers Holdings, Inc., a major investment bank, experienced a major liquidity crisis and failed.  Securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news.  This dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms.   As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements.  In addition, we have in the past sought and received funding from Annaly.  Under these circumstances, we expect to take actions intended to protect our liquidity, which may include reducing borrowings and disposing of assets as well as raising capital.

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

The U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement.   Under the TALF, the Federal Reserve Bank of New York, or the FRBNY, provides non-recourse loans to borrowers to fund their purchase of eligible assets.  The FRBNY has stopped accepting applications for credit under the TALF program for all collateral.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. As the Dodd-Frank Act has only recently been enacted and because a significant number of regulations have yet to be proposed, it is not possible for us to predict how the Dodd-Frank Act will impact our business.

Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under difficult market conditions.  As a result, there can be no assurance that the EESA, the TARP, the TALF, PPIP, the Dodd-Frank Act or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Currently, warehouse facilities to finance whole loan prime residential mortgages are generally available from major banks, but at a significantly higher cost and have greater margin requirements than previously offered. Many major banks that offer warehouse facilities have also reduced the amount of capital available to new entrants and consequently the size of those facilities offered now are smaller than those previously available.

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

As described above, there has been significant government action in the capital markets.  However, there can be no assurance that the government’s actions with respect to Freddie Mac and Fannie Mae, the EESA, the TARP, the TALF, the PPIP, the Dodd-Frank Act or other policy initiatives will have a beneficial impact on the financial markets.  To the extent the market does not respond favorably to these actions, or these actions do not function as intended, our business may not receive the anticipated positive impact from them.  In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Valuation of Investments
Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value, and establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Although we utilize a pricing model to compute the fair value of the securities in our portfolio, we validate our fair values by seeking indications of fair value from third-party dealers and/or pricing services. The variability of fair value among dealers and pricing services can be wide at this time as full liquidity for the non-Agency market has yet to return.  In addition, there are fewer participants in the RMBS sector available to fair value investments.  Our internal valuations of the securities on which we received dealer marks were 0.53% higher at June 30, 2010 and 0.06% lower at June 30, 2009 than the aggregated dealer marks.

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

Securitized Loans Held for Investment
Our securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans.  We purchase pools of residential mortgage loans through a select group of originators.  Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated lives of the loans, less allowances for loan losses.

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

We consider the following factors when determining OTTI for a security:

●	the length of time and the extent to which the market value has been less than the amortized cost;

●	the financial condition and near-term prospects of the issuer;

●	the credit quality and cash flow performance of the security; and

●	whether we will be more likely than not required to sell the investment before the expected recovery.

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

We recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Additionally, the fair value adjustments will affect net income as we did not elect to use hedge accounting.

The FASB issued additional guidance that attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance increases the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.

Derivatives will be used for economic hedging purposes rather than speculation. We will rely on quotations from third parties to determine fair values.  If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

Allowance for Probable Credit Losses
We have established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent probable losses related to our loan portfolio.  The estimate is based on a variety of factors including current economic conditions, industry loss experience, the loan originator’s loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing  appreciation or depreciation and whether specific geographic areas where we have significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of the pools of loans, we obtained written representations and warranties from the sellers that we could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards.  While we have little history of our own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses.  We also performed due diligence procedures on a sample of loans that met our criteria during the purchase process.  We have created an unallocated provision for probable loan losses estimated as a percentage of the remaining principal on the loans.  Management’s estimate is based on historical experience of similarly underwritten pools.

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

Recent Accounting Pronouncements

General Principles

Assets

Receivables (ASC 310)
In April, 2010, the FASB issued Accounting Standards Update, or ASU 2010-18, which addresses the effect of a loan modification when a loan is part of a pool accounted for as a single asset. This update clarifies the treatment of a troubled debt restructuring.  This guidance allows acquired assets, which have evidence of credit deterioration upon acquisition and common risk characteristics, to be accounted for in the aggregate as a pool.  Upon establishment of the pool, the pool becomes the unit of accounting.  Any purchase discount is not allocated to individual loans, thus all of the loans in the pool accrete at a single pool rate based on cash flow projections for the pool.  Likewise, impairment analysis is performed on the pool as a whole, not on individual loans.  Modifications to loans, even if those modifications are considered troubled debt restructuring, do not result in a loan being removed from the pool.  This treatment is consistent with our current accounting practices and therefore has no material effect on our consolidated financial statements.

In July 2010, the FASB released ASU 2010-20, which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.   Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferors interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update is effective for us for interim or annual periods ending on or after December 15, 2010.  At this time, we are evaluating the effect of this update on future financial reporting.

Broad Transactions

Consolidation (ASC 810)
Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity, or QSPE.  The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, or VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  We have determined we are the primary beneficiary on a number of VIEs formed through re-securitizations.  We were required to consolidate RMBS re-securitization transactions previously recorded during the year ended December 31, 2009 as sales for GAAP beginning with the effective date of this ASU.  Consolidation of these transactions altered the presentation of the consolidated financial statements by increasing our non-Agency portfolio and increasing the value of non-recourse liabilities for which we have no continuing obligation.  The consolidation has reversed previously recorded GAAP gains on sales of assets related to the re-securitizations undertaken in 2009.  The reversal of this gain will be accreted over the remaining life of the re-securitized assets.  The adoption of this guidance has resulted in material changes to the format and content of our consolidated financial statements, as well as enhanced disclosures.  Refer to the discussion in Note 8 to the consolidated financial statements.

Derivatives and Hedging (ASC 815)
The FASB issued ASU 2010-8 in February 2010.  ASU 2010-8 provided technical corrections to ASC 815.  This update provides a four step analysis to determine whether call or put options that can accelerate the settlement of debt instruments should be considered clearly and closely related to the debt host contract.  If it is determined that such option is closely related to the host contract, bifurcation of the host contract from the derivative instrument is not necessary.  If an existing hybrid instrument requires bifurcation under this update, a one-time election can be made to utilize the Fair Value Option for the entire contract.   This update is was effective for us January 1, 2010 and had no material effect on our consolidated financial statements.

 ASU 2010-11 was issued in March 2010 and defined a scope exception for embedded derivative features which involve only the transfer of credit risk that is only in the form of subordination of one financial instrument to another.  Such instruments would not be subject to bifurcation under ASC 815.  This guidance is effective for the first quarter beginning after June 15, 2010, however early adoption for the first fiscal quarter is allowed.  We elected to early adopt for the first quarter of 2010.  Adoption of this ASU had no effect on our consolidated financial statements.

Fair Value Measurements and Disclosures (ASC 820)
In January 2010, FASB issued ASU 2010-06, which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for all interim and annual reporting periods after December 15, 2009. The guidance also requires that the disclosure on any Level 3 assets is presented separately for purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance becomes effective for all interim and annual reporting periods beginning after December 15, 2010.  Adoption of this guidance results in increased footnote disclosure in our consolidated financial statements.

Subsequent Events (ASC 855)
In February 2010, the FASB issued ASU 2010-09 as an amendment to ASC 855.  This update eliminated the requirement to provide a specific date through which subsequent events were evaluated.  The purpose of this update was to alleviate potential conflicts between ASC 855 and SEC reporting requirements.  The update was effective upon issuance.  We have evaluated subsequent events through date of issuance of this Quarterly Report on Form 10-Q.

Transfers and Servicing (ASC 860)
On June 12, 2009, the FASB issued ASU 2009-16 an amendment update to the accounting standards governing the transfer and servicing of financial assets. This amendment updates the existing standard and eliminated the concept of a QSPE, clarifies the surrendering of control to effect sale treatment, and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest,” and under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective beginning January 1, 2010 and had a material impact on our consolidated financial statements.   See discussion under Consolidation (ASC 810) above.

Financial Condition

At June 30, 2010, our portfolio consisted of $4.4 billion of non-Agency RMBS, $1.8 billion of Agency RMBS and $416.5 million of securitized mortgage loans. At December 31, 2009, our portfolio consisted of $2.4 billion of non-Agency RMBS, $1.7 billion of Agency RMBS and $470.5 million of securitized mortgage loans.

The following table summarizes certain characteristics of our portfolio at the quarters ended June 30, 2010 and 2009 and quarter ended December 31, 2009.

	June 30, 2010		June 30, 2009		December 31, 2009

Interest earning assets at period-end *	$6,595,363		$4,166,731		$4,559,427
Interest bearing liabilities at period-end	$3,801,485		$1,943,413		$2,365,752
Leverage at period-end	1.3	:1	1.0	:1	1.1	:1
Leverage at period-end (recourse)	0.5	:1	0.8	:1	0.9	:1
Portfolio Composition, at principal value
Non-Agency RMBS	80.5%		55.5%		64.6%
Senior	5.2%		49.1%		37.5%
Senior, interest only	25.9%		4.3%		0.0%
Subordinated	30.2%		2.1%		22.0%
Subordinated, interest only	2.2%		0.0%		5.1%
Senior, non-retained	17.0%		0.0%		0.0%
Agency RMBS	13.4%		34.5%		23.3%
Securitized loans	6.1%		10.0%		12.1%
Fixed-rate percentage of portfolio	72.4%		59.7%		52.7%
Adjustable-rate percentage of portfolio	27.6%		40.3%		47.3%
Annualized yield on average earning assets during the period	8.49%		6.83%		6.37%
Annualized cost of funds on average borrowed funds during the period	2.93%		2.40%		1.51%

* Excludes cash and cash equivalents

As of June 30, 2010, the RMBS in our portfolio were purchased at a net discount to their par value.  Our RMBS had a weighted average amortized cost of 72.1% and 69.9% at June 30, 2010 and December 31, 2009, respectively.

June 30, 2010
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$668,049	$263,187	$(51,792)	$23,970	$(85,678)	$817,736
Subordinated	3,869,645	29,947	(2,409,329)	179,622	(203,980)	1,465,905
Senior, non-retained	2,181,672	78,019	(152,350)	97,366	(71,221)	2,133,486
Agency RMBS	1,647,212	53,928	-	60,962	(370)	1,761,732
Total	$8,366,578	$425,081	$(2,613,471)	$361,920	$(361,249)	$6,178,859

December 31, 2009
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$2,757,212	$1,536	$(628,209)	$83,946	$(192,079)	$2,022,406
Subordinated	1,616,031	10,346	(1,239,769)	65,996	(76,145)	376,459
Agency RMBS	1,616,450	55,081	(29)	20,767	(2,240)	1,690,029
Total	$5,989,693	$66,963	$(1,868,007)	$170,709	$(270,464)	$4,088,894

Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The remaining stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 38 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of June 30, 2010, the average final contractual maturity of the RMBS portfolio is 29 years, and as of December 31, 2009, it was 29 years.   The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models.   Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

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

After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the portfolio is an increase of 0.8% and the weighted average maximum lifetime increases for the portfolio are 8.7%.

The following tables summarize our RMBS according to their estimated weighted average life classifications at June 30, 2010 and December 31, 2009.

June 30, 2010
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$73,280	$656,849	$87,607	$817,736
Subordinated	20	949,907	515,978	1,465,905
Senior, non-retained	265,441	1,868,045	-	2,133,486
Agency RMBS	7,226	1,408,713	345,793	1,761,732
Total fair value	$345,967	$4,883,514	$949,378	$6,178,859
Amortized cost
Non-Agency RMBS
Senior	$81,339	$681,171	$116,935	$879,445
Subordinated	32	999,633	490,597	1,490,262
Senior, non-retained	322,796	1,784,545	-	2,107,341
Agency RMBS	6,969	1,359,884	334,287	1,701,140
Total amortized cost	$411,136	$4,825,233	$941,819	$6,178,188

December 31, 2009
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$20,533	$1,520,809	$481,064	$2,022,406
Subordinated	137	204,481	171,841	376,459
Agency RMBS	-	1,690,029	-	1,690,029
Total fair value	$20,670	$3,415,319	$652,905	$4,088,894
Amortized cost
Non-Agency RMBS
Senior	$20,549	$1,631,461	$478,530	$2,130,540
Subordinated	76	244,937	141,594	386,607
Agency RMBS	-	1,671,502	-	1,671,502
Total amortized cost	$20,625	$3,547,900	$620,124	$4,188,649

Results of Operations for the Quarters and Six Months Ended June 30, 2010 and 2009.

Net Income (Loss) Summary

Our net income for the quarter ended June 30, 2010 was $124.6 million, or $0.16 per share. Our net income was generated primarily by interest income on our portfolio.  Our net income for the quarter ended June 30, 2009 was $51.6 million, or $0.10 per share.  We attribute the increase in our net income per share for the quarter ended June 30, 2010 as compared to June 30, 2009 to a $2.4 billion increase in interest earning assets in our portfolio.

Our net income for the six months ended June 30, 2010 was $250.2 million, or $0.35 per share.  Our net income was generated primarily by interest income on our portfolio.  Our net income for the six months ended June 30, 2009 was $70.5 million, or $0.21 per share.  We attribute the increase in our net income per share for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 to a $2.4 billion increase in interest earning assets in our portfolio.

The table below presents the net income (loss) summary for the quarters and six months ended June 30, 2010 and 2009.

Net Income (Loss) Summary
(dollars in thousands, except for share and per share data)
(unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Interest Income:
Interest income	$133,522	$65,077	$262,506	$93,084
Interest expense	7,198	8,313	14,572	17,355

Interest income, non-retained	49,829	-	100,690	-
Interest expense, non-retained	21,421	-	55,251	-
Net interest income	154,732	56,764	293,373	75,729
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(24,746)	(8,575)	(47,433)	(8,575)
Non-credit portion of loss recognized in other comprehensive income (loss)	17,853	2,080	37,996	2,080
Net other-than-temporary credit impairment losses	(6,893)	(6,495)	(9,437)	(6,495)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(11,237)	-	(11,237)	-
Realized gains (losses) on sales of investments, net	-	9,321	342	12,948
Realized losses on principal write-downs of non-Agency RMBS	(326)	-	(1,275)	-
Total other gains (losses)	(11,563)	9,321	(12,170)	12,948
Net investment income (loss)	136,276	59,590	271,766	82,182
Other expenses:
Management fee	9,263	5,955	17,377	8,539
Provision for loan losses	1,024	1,130	1,630	1,363
General and administrative expenses	1,409	861	2,569	1,766
Total other expenses	11,696	7,946	21,576	11,668
Income (loss) before income taxes	124,580	51,644	250,190	70,514
Income taxes	1	-	1	1
Net income (loss)	$124,579	$51,644	$250,189	$70,513

Net income (loss) per share-basic and diluted	$0.16	$0.10	$0.35	$0.21
Weighted average number of shares outstanding-basic and diluted	765,475,340	503,110,132	718,185,900	341,053,858
Comprehensive income (loss):
Net income (loss)	$124,579	$51,644	$250,189	$70,513
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(151,524)	39,501	90,057	53,092
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	6,893	6,495	9,437	6,495
Reclassification adjustment for realized losses (gains) included in net income	326	(9,321)	933	(12,948)
Other comprehensive income (loss):	(144,305)	36,675	100,427	46,639
Comprehensive income (loss)	$(19,726)	$88,319	$350,616	$117,152

Net Interest Income and Average Earning Asset Yield

We had average earning assets of $8.6 billion and $3.8 billion for the quarters ended June 30, 2010 and 2009, respectively, and $7.9 billion and $2.8 billion for the six months ended June 30, 2010 and 2009, respectively.  Our interest income was $183.4 million and $65.1 million for the quarters ended June 30, 2010 and 2009, respectively, and $363.2 million and $93.1 million for the six months ended June 30, 2010 and 2009, respectively.  Our interest income increase resulted from the increase in our interest earning assets which followed our 2009 and 2010 secondary offerings.  The annualized yield on our portfolio was 8.49% and 6.83% for the quarters ended June 30, 2010 and 2009, respectively, and 9.19% and 6.70% for the six months ended June 30, 2010 and 2009, respectively.  The increase in the annualized yield is attributed to increased interest earning assets and accretion on assets purchased at significant discounts to par with the proceeds from our secondary offerings.

Our net interest income, which equals interest income less interest expense, totaled $154.7 million and $56.8 million for the quarters ended June 30, 2010 and 2009, respectively, and $293.4 million and $75.7 million for the six months ended June 30, 2010 and 2009, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 5.56% and 4.43% for the quarters ended June 30, 2010 and 2009, respectively, and 5.50% and 3.84% for the six months ended June 30, 2010 and 2009, respectively.  We attribute the increase in net interest income and net interest spread to the increase in our portfolio of higher yielding interest earning assets following our secondary offerings.

The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets, average debt balance, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009, and the year ended December 31, 2009.

Net Interest Income
	Average Earning Assets Held *	Interest Earned on Assets *	Yield on Average Interest Earning Assets	Average Debt Balance	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)

For the quarter ended June 30, 2010	$8,640,373	$183,349	8.49%	$3,906,061	$28,619	2.93%	$154,730	5.56%
For the quarter ended March 31, 2010	$7,162,943	$179,845	10.04%	$3,660,334	$41,204	4.50%	$138,641	5.54%
For the year ended December 31, 2009	$4,328,892	$298,539	6.90%	$1,724,698	$35,083	2.03%	$263,456	4.87%
For the quarter ended December 31, 2009	$6,329,585	$100,765	6.37%	$2,266,357	$8,530	1.51%	$92,235	4.86%
For the quarter ended September 30, 2009	$5,433,321	$104,690	7.71%	$2,207,441	$9,197	1.67%	$95,493	6.04%
For the quarter ended June 30, 2009	$3,812,897	$65,077	6.83%	$1,386,535	$8,313	2.40%	$56,764	4.43%

* Excludes cash and cash equivalents

Interest Expense and the Cost of Funds

We had average borrowed funds of $3.9 billion and $1.4 billion and total interest expense of $28.6 million and $8.3 million for the quarters ended June 30, 2010 and 2009, respectively.  We had average borrowed funds of $3.8 billion and $1.2 billion and total interest expense of $69.8 million and $17.4 million for the six months ended June 30, 2010 and 2009, respectively.  Our annualized cost of funds was 2.93% and 2.40% for the quarters ended June 30, 2010 and 2009, respectively, and 3.69% and 2.86% for the six months ended June 30, 2010 and 2009, respectively.  The increase in interest expense is related to an increase in the secured debt, non-retained, that we recorded with the adoption on January 1, 2010 of ASC Topic 810 as compared to the quarter and six months ended June 30, 2009.

The table below shows our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the quarters ended June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009, and the year ended December 31, 2009.

Average Cost of Funds
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One Month LIBOR	Average Six Month LIBOR	Average One Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One Month LIBOR	Average Cost of Funds Relative to Average Six Month LIBOR
	(Ratios have been annualized, dollars in thousands)

For the quarter ended June 30, 2010	$3,906,061	$28,619	2.93%	0.32%	0.63%	(0.31%)	2.61%	2.30%
For the quarter ended March 31, 2010	$3,660,334	$41,204	4.50%	0.23%	0.40%	(0.17%)	4.27%	4.10%
For the year ended December 31, 2009	$1,724,698	$35,083	2.03%	0.33%	1.12%	(0.79%)	1.70%	0.91%
For the quarter ended December 31, 2009	$2,266,357	$8,530	1.51%	0.24%	0.52%	(0.28%)	1.27%	0.99%
For the quarter ended September 30, 2009	$2,207,441	$9,197	1.67%	0.27%	0.84%	(0.57%)	1.40%	0.83%
For the quarter ended June 30, 2009	$1,386,535	$8,313	2.40%	0.37%	1.39%	(1.02%)	2.03%	1.01%

Gains and Losses on Sales of Assets

During the quarter ended June 30, 2010, we had no sales of assets. During the six months ended June 30, 2010 we sold assets with a carrying value of $89.6 million which resulted in net gains of approximately $342 thousand.  During the quarter and six months ended June 30, 2009 we sold assets with a carrying value of $84.6 million and $620.1 million which resulted in net gains of approximately $9.3 million and $12.9 million, respectively.

Secured Debt Financing Transactions

On April 30, 2010, we transferred $566.6 million in principal value of our RMBS to the CSMC 2010-11R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, we financed $138.8 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $137.4 million.  We retained $427.7 million in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $566.6 million.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-11R Trust.

On May 27, 2010, we transferred $1.2 billion in principal value of our RMBS to the CSMC 2010-12R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, we financed $294.0 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $294.3 million.  We retained $136.3 million of AAA-rated bonds, $788.2 million in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $1.2 billion.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-12R Trust.

In addition, during the quarter ended June 30, 2010, we recorded non-recourse financing with third party investors related to re-securitizations executed in prior periods.  We financed $195.0 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $197.4 million. In total, we financed through these transactions, including the newly re-securitized assets, $627.9 million of AAA-rated fixed rate bonds for net proceeds of $629.2 million.  For the six months ended June 30, 2010, we financed $1.1 billion of AAA-rated fixed rate bonds with third party investors for net proceeds of $1.1 billion.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $9.3 million and $6.0 million for the quarters ended June 30, 2010 and 2009, respectively, and $17.4 million and $8.5 million for the six months ended June 30, 2010 and 2009, respectively.  The management fee is based on our stockholders’ equity and the increase in the management fee for the quarter and six months ended June 30, 2010 and June 30, 2009 resulted from the increased equity due to the completion of our secondary offerings of common stock during 2010.

General and administrative (or G&A) expenses, including the provision for loan losses, were $2.4 million and $2.0 million for the quarters ended June 30, 2010 and 2009, respectively, and $4.2 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively.   G&A expenses increased during the period due primarily to an increase in insurance, auditing, custodial, and NYSE listing fees.

Total expenses as a percentage of average total assets were 0.72% and 1.08% for the quarters ended June 30, 2010 and 2009, respectively, and 0.75 % and 1.03% for the six months ended June 30, 2010 and 2009, respectively.  The decrease in total expenses as a percentage of average total assets is the result of an increase in the asset base due to the completion of two secondary offerings of common stock during the second quarter of 2010.

During the quarter ended June 30, 2010 we reimbursed FIDAC approximately $148,000 for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations. During the quarter ended June 30, 2009, FIDAC waived its right to request reimbursement from the Company for these expenses.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009, and for the year ended December 31, 2009.

Management Fees, Loan Loss Provision and G&A Expenses and Operating Expense Ratios

	Total Management Fee, Loan Loss Provision and G&A Expenses	Total Management Fee, Loan Loss Provision and G&A Expenses/Total Assets	Total Management Fee, Loan Loss Provision and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)

For the quarter ended June 30, 2010	$11,696	0.72%	1.80%
For the quarter ended March 31, 2010	$9,880	0.73%	1.79%
For the year ended December 31, 2009	$32,867	0.99%	2.25%
For the quarter ended December 31, 2009	$11,446	1.02%	2.12%
For the quarter ended September 30, 2009	$9,753	0.91%	1.89%
For the quarter ended June 30, 2009	$7,946	1.08%	2.67%

Net Income (Loss) and Return on Average Equity

Our net income was $124.6 million and $51.6 million for the quarters ended June 30, 2010 and 2009, respectively, and $250.2 million and $70.5 million for the six months ended June 30, 2010 and 2009.   The table below shows our net interest income, gains (losses) on sale of assets, unrealized gains (losses) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009, and the year ended December 31, 2009.  Our return on average equity increased from 17.36% for the quarter ended June 30, 2009 to 19.14% for the quarter ended June 30, 2010 and from 17.48% for the six months ended June 30, 2009 to 19.86% for the six months ended June 30, 2010 due to increased net income on average equity and a reduction in total G&A expenses relative to average equity.

Components of Return on Average Equity

	Net Interest Income/Average Equity	Realized Gains (Losses) on Sales and OTTI/Average Equity	Unrealized Gains (Losses) on Interest Rate Swaps/Average Equity	Total Expenses/Average Equity	Income Tax/Average Equity	Return on Average Equity
			(Ratios have been annualized)

For the quarter ended June 30, 2010	23.78%	(1.11%)	(1.73%)	(1.80%)	0.00%	19.14%
For the quarter ended March 31, 2010	25.09%	(0.57%)	0.00%	(1.79%)	0.00%	22.73%
For the year ended December 31, 2009	18.03%	6.41%	0.00%	(2.25%)	0.00%	22.19%
For the quarter ended December 31, 2009	17.09%	2.72%	0.00%	(2.12%)	0.00%	17.69%
For the quarter ended September 30, 2009	18.47%	13.97%	0.00%	(1.89%)	0.00%	30.55%
For the quarter ended June 30, 2009	19.08%	0.95%	0.00%	(2.67%)	0.00%	17.36%

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

We held cash and cash equivalents of approximately $236.2 million and $13.1 million at June 30, 2010 and June 30, 2009, respectively.  Our cash and cash equivalents increased due to the completion of our secondary offering of common stock in June 2010.

Our operating activities provided net cash of approximately $152.8 million and $38.2 million for the six months ended June 30, 2010 and 2009, respectively.  The cash provided by operating activities increased due to the increase in net interest income earned by the portfolio which resulted from the increase in interest earning assets to $6.6 billion in investments at June 30, 2010 as compared to $4.2 billion at June 30, 2009.

Our investing activities used net cash of $693.6 million and $2.4 billion for the six months ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010 we utilized cash to purchase $1.5 billion in securities which were offset by proceeds from asset sales of $89.9 million and principal payments of $719.1 million.  During the six months ended June 30, 2009 we utilized cash to purchase $3.2 billion in securities and sold $633.0 million and received principal payments of $180.8 million.  The increase in principal payments resulted from the larger portfolio at June 30, 2010 as compared to June 30, 2009.

Our financing activities provided net cash of $1.9 billion and $2.3 billion for the six months ended June 30, 2010 and 2009, respectively.  The six months ended June 30, 2010 reflected net proceeds from repurchase agreements of $556.5 million as compared to net proceeds of $938.5 million for the six months ended June 30, 2009.  In addition, the six months ended June 30, 2010 reflected net proceeds from securitized debt borrowings of $850.1.  During the six months ended June 30, 2009 we had no proceeds from securitized debt borrowings.   This increase is related to the adoption of ASC 860 and ASC 810 on January 1, 2010 which required us to consolidate certain re-securitization transactions completed during 2009 that were previously recorded as sales of investments.  In addition, the dividend payment for the six months ended June 30, 2010 increased over the dividend payment for the six months ended June 30, 2009 by $210.0 million due to an increased number of shares outstanding and the increase in the dividends per share declared by us.

At June 30, 2010 and December 31, 2009, the remaining maturities of repurchase agreements for RMBS is presented below.

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Overnight	$-	$-
1-30 days (1)	991,699	1,772,662
30 to 59 days	282,654	62,243
60 to 89 days	63,452	-
90 to 119 days	-	-
Greater than or equal to 120 days	-	140,497
Total	$1,337,805	$1,975,402
(1) Repurchase agreements with affiliates totaled $259.0 million as of December 31, 2009. There were no repurchase agreements with affiliates as of June 30, 2010.

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

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  However, our master repurchase agreements may require us to maintain certain debt-to-equity ratios.  At June 30, 2010 and December 31, 2009, our total recourse debt was approximately $1.3 billion and $2.0 billion which represented a recourse debt-to-equity ratio of 0.5:1 and 0.9:1, respectively.

At June 30, 2010 and December 31, 2009, we had no material commitments for capital expenditures.

Stockholders’ Equity

On September 24, 2009, we adopted a dividend reinvestment and share purchase plan, or DRSPP.  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.   The DRSPP is administered by the Administrator, The Bank of New York Mellon.  During the six months ended June 30, 2010 we raised $122,000 by issuing 32,138 shares through the DRSPP. During the six months ended June 30, 2009 no shares were issued under the DRSPP.

During the quarter ended June 30, 2010, we declared dividends to common shareholders totaling $130.4 million, or $0.17 per share, all of which was paid on July 29, 2010.  During the quarter ended December 31, 2009, we declared dividends to common shareholders totaling $113.8 million, or $0.17 per share.

There was no preferred stock issued or outstanding as of June 30, 2010 or December 31, 2009.

On March 31, 2010, we announced the sale of 85,000,000 shares of common stock at a price of $3.61 per share in a public offering.  In addition, the underwriters exercised the option to purchase an additional 12,750,000 shares of common stock to cover overallotments.  The aggregate net proceeds we received before expenses in this sale were approximately $352.7 million.  This sale was completed on April 7, 2010.

On June 22, 2010, we announced the sale of 100,000,000 shares of common stock at a price of $3.61 per share in a public offering.  In addition, the underwriters exercised the option to purchase an additional 15,000,000 shares of common stock to cover overallotments.  The aggregate net proceeds we received before expenses in this sale were approximately $415.0 million.  This sale was completed on June 28, 2010.

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

Financing Arrangements with Affiliates

In March 2008, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  At June 30, 2010 we had no financing under this agreement.  At December 31, 2009, the Company financed $259.0 million under this agreement at a weighted average rate of 1.72%.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

Restricted Stock Grants

During the quarter and six months ended June 30, 2010, 33,725 and 65,950 shares of restricted stock we had awarded to our Manager’s employees vested and 2,112 and 2,697 shares were forfeited or cancelled, respectively.  We did not grant any incentive awards during the quarter or six months ended June 30, 2010.

At June 30, 2010 there are approximately 965,000 unvested shares of restricted stock issued to employees of FIDAC.  For the quarter and six months ended June 30, 2010, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $126,000 and $251,000, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2010 and December 31, 2009.

June 30, 2010
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,337,805	$-	$-	$-	$1,337,805
Securitized debt	455,340	1,000,173	417,068	668,861	2,541,442
Interest expense on RMBS repurchase agreements (1)	778	-	-	-	778
Interest expense on securitized debt (1)	112,787	163,705	98,217	308,651	683,360
Total	$1,906,710	$1,163,878	$515,285	$977,512	$4,563,385
(1) Interest is based on variable rates in effect as of June 30, 2010.

December 31, 2009
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS (1)	$1,975,402	$-	$-	$-	$1,975,402
Securitized debt	37,192	70,885	59,382	240,945	408,404
Interest expense on RMBS repurchase agreements (2)	1,050	-	-	-	1,050
Interest expense on securitized debt (2)	19,708	36,826	30,306	132,418	219,258
Total	$2,033,352	$107,711	$89,688	$373,363	$2,604,114
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

Capital Resources

At June 30, 2010 and December 31, 2010, we had no material commitments or capital expenditures.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

	June 30, 2010
Change in Interest Rate	Projected Percentage Change in Net Interest Income %	Projected Percentage Change in Portfolio Value %
-75 Basis Points	(16.23%)	3.98%
-50 Basis Points	(12.40%)	2.63%
-25 Basis Points	(8.53%)	1.31%
Base Interest Rate
+25 Basis Points	2.42%	(1.29%)
+50 Basis Points	3.97%	(2.55%)
+75 Basis Points	5.52%	(3.79%)

Prepayment Risk

As we receive prepayments of principal on these investments, premiums and discounts on such investments will be amortized or accreted against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the investments.

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

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage our risk by:

●	monitoring and adjusting, if necessary, the reset index and interest rate related to our RMBS and our financings;

●	attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

●	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our investments and our borrowings;

●
using securitization financing to lower average cost of funds relative to short-term financing vehicles further allowing us to receive the benefit of attractive terms for an extended period of time in contrast to short term financing and maturity dates of the investments included in the securitization; and

●
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2010.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$3,606,038	$866,665	$5,500,980	$2,859,987	$12,833,670
Cash equivalents	236,214	-	-	-	236,214
Total rate sensitive assets	3,842,252	866,665	5,500,980	2,859,987	13,069,884

Rate sensitive liabilities	3,429,190	-	450,000	-	3,879,190
Interest rate sensitivity gap	$413,062	$866,665	$5,050,980	$2,859,987	$9,190,694

Cumulative rate sensitivity gap	$413,062	$1,279,727	$6,330,707	$9,190,694
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	3%	10%	48%	70%

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The recent actions of the U.S. government, the Federal Reserve, the U.S. Treasury, and the Securities and Exchange Commission for the purpose of stabilizing the financial markets may adversely affect our business.

The U.S. government, the Federal Reserve, the U.S. Treasury, the SEC, and other governmental and regulatory bodies have taken or are considering taking various actions to address the financial crisis.  For example, on July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act may impact the securitization market in that it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are transferred, sold, or conveyed through issuance of an ABS.  Also, the SEC has proposed significant changes to Regulation AB, which, if adopted in their present form, could have sweeping changes to commercial and residential mortgage loan securitization markets as well as to the market for the resecuritization of mortgage-backed securities.  There can be no assurances that such actions will have a beneficial impact on the financial markets.  In addition to the foregoing, the U.S. Congress and/or various states and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies.  To the extent the market does not respond favorably to these initiatives or they do not function as intended, they may not have a positive impact on our business.

The increasing number of proposed U.S. federal, state and local laws and regulations may affect certain mortgage-related assets in which we intend to invest and could increase our cost of doing business.

Legislation has been proposed which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process.  For example, the Dodd-Frank Act permits borrowers to assert certain defenses to foreclosure against an assignee for certain violations in the mortgage loan origination process. We cannot predict whether or in what form the U.S. Congress, the various state and local legislatures or the various federal, state or local regulatory agencies may enact legislation affecting our business. We will evaluate the potential impact of any initiatives which, if enacted, could affect our practices and results of operations. We are unable to predict whether U.S. federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability.

The commercial mortgage loans that we may acquire and the mortgage loans underlying CMBS investments are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

The ability of a commercial mortgage borrower to repay a loan secured by an income-producing property, such as a multi-family or commercial property, typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Most commercial mortgage loans underlying CMBS are effectively nonrecourse obligations of the borrower, meaning that there is no recourse against the borrower’s assets other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (or our ability to realize such value through foreclosure) and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our results of operations and cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

CMBS assets are subject to losses.

In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B Note, if any, then by the “first loss” subordinated security holder generally, the “B-Piece” buyer, and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B Notes, and any classes of securities junior to those which we acquire, we will not be able to recover all of our capital in the securities we purchase. The pool of loans backing CMBS we may purchase may contain one or more large loans and the default of any such loan may have a material adverse effect on the performance of that CMBS.  In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality CMBS are generally less sensitive to interest rate changes than more highly rated CMBS, but more sensitive to adverse economic downturns or individual issuer developments. The projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS because the ability of obligors of mortgages underlying CMBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

We may not control the special servicing of the mortgage loans included in the CMBS in which we may invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the CMBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans may be held by a “directing certificate holder” or a “controlling class representative,” which may be appointed by the holders of the most subordinate class of CMBS in such series. To the extent that we focus on acquiring classes of existing series of CMBS originally rated AAA, we may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

Our calculated taxable income, out of which we are required to pay our dividend, may exceed the actual interest income we receive in a period.

                A significant portion of our portfolio of investments is in securities purchased at discounts to their par value.  The current tax code requires us to accrete the purchase discount to par over the life of the investment based on assumptions at the purchase date that do not provide for expected principal losses on the investment until those losses actually occur.  The method of accreting discounts for the computation of taxable income could require us to compute and pay in the form of dividends taxable income to shareholders in advance of the actual receipt of that income.  This may limit our ability to reinvest all the principal repayments received in the future into new assets in order to fund the payment of the dividend in a given period.  This limitation on reinvestment may negatively impact our future income.

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

31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document*
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document*
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created*
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
August 6, 2010

By:	/s/ A. Alexandra Denahan
A. Alexandra Denahan
Chief Financial Officer (Principal Financial Officer)
August 6, 2010