Form 10-Q
period 2010-09-30
CHIMERA INVESTMENT CORP
filed 2010-11-02
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2010

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

Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 1, 2010
Common Stock, $.01 par value	883,168,113

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at September 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited consolidated financial statements at December 31, 2009)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	2

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	52

Item 4. Controls and Procedures	57

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	58

Item 6. Exhibits	59

SIGNATURES	60

CERTIFICATIONS

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	September 30, 2010 (unaudited)	December 31, 2009 (1)
Assets:
Cash and cash equivalents	$11,949	$24,279
Non-Agency Mortgage-Backed Securities, at fair value
Senior	1,065,145	2,022,406
Subordinated	1,866,911	376,459
Senior, non-retained	1,967,812	-
Agency Mortgage-Backed Securities, at fair value	1,884,193	1,690,029
Securitized loans held for investment, net of allowance for loan losses of $6.0 million and $4.6 million, respectively	389,315	470,533
Accrued interest receivable	47,767	33,128
Other assets	360	1,494
Total assets	$7,233,452	$4,618,328

Liabilities:
Repurchase agreements	$1,568,223	$1,716,398
Repurchase agreements with affiliates	-	259,004
Securitized debt	320,552	390,350
Securitized debt, non-retained	1,955,665	-
Payable for investments purchased	279,649	-
Accrued interest payable	11,164	3,235
Dividends payable	158,811	113,788
Accounts payable and other liabilities	810	472
Investment management fees payable to affiliate	11,411	8,519
Interest rate swaps, at fair value	24,820	-
Total liabilities	$4,331,105	$2,491,766

Commitments and Contingencies (Note 15)	-	-

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,000,000,000 shares authorized, 883,169,403 and 670,371,587 shares issued and outstanding, respectively	$8,822	$6,693
Additional paid-in-capital	3,056,659	2,290,614
Accumulated other comprehensive income (loss)	22,444	(99,754)
Retained earnings (accumulated deficit)	(185,578)	(70,991)
Total stockholders' equity	$2,902,347	$2,126,562
Total liabilities and stockholders' equity	$7,233,452	$4,618,328

(1) Derived from the audited consolidated financial statements at December 31, 2009.

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Interest Income:
Interest income	$140,405	$104,690	$402,911	$197,774
Interest expense	10,527	9,197	25,099	26,552

Interest income, non-retained	58,090	-	158,780	-
Interest expense, non-retained	32,237	-	87,488	-
Net interest income (expense)	155,731	95,493	449,104	171,222
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,314)	(6,209)	(48,747)	(14,784)
Non-credit portion of loss recognized in other comprehensive income (loss)	436	4,024	38,432	6,104
Net other-than-temporary credit impairment losses	(878)	(2,185)	(10,315)	(8,680)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(13,583)	-	(24,820)	-
Realized gains (losses) on sales of investments, net	2,032	74,508	2,374	87,456
Realized losses on principal write-downs of non-Agency RMBS	(2,517)	(61)	(3,792)	(61)
Total other gains (losses)	(14,068)	74,447	(26,238)	87,395
Net investment income (loss)	140,785	167,755	412,551	249,937
Other expenses:
Management fee	11,318	8,649	28,695	17,188
Provision for loan losses	482	47	2,112	1,410
General and administrative expenses	1,798	1,057	4,367	2,823
Total other expenses	13,598	9,753	35,174	21,421
Income (loss) before income taxes	127,187	158,002	377,377	228,516
Income taxes	752	-	753	1
Net income (loss)	$126,435	$158,002	$376,624	$228,515

Net income (loss) per share-basic and diluted	$0.14	$0.24	$0.49	$0.51
Weighted average number of shares outstanding-basic and diluted	883,147,726	670,324,864	773,777,431	452,016,981
Comprehensive income (loss):
Net income (loss)	$126,435	$158,002	$376,624	$228,515
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	20,408	238,969	110,465	292,061
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	878	2,185	10,315	8,680
Reclassification adjustment for realized losses (gains) included in net income (loss)	485	(74,447)	1,418	(87,395)
Other comprehensive income (loss)	21,771	166,707	122,198	213,346
Comprehensive income (loss)	$148,206	$324,709	$498,822	$441,861

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2008	$1,760	$831,966	$(266,668)	$(152,603)	$414,455
Net income (loss)	-	-	-	228,515	228,515
Other comprehensive income (loss)	-	-	213,346	-	213,346
Net proceeds from common stock offerings	4,635	1,368,259	-	-	1,372,894
Net proceeds from common stock offerings to affiliates	297	89,782	-	-	90,079
Restricted stock grants	1	321	-	-	322
Common dividends declared, $0.26 per share	-	-	-	(128,582)	(128,582)
Balance, September 30, 2009	$6,693	$2,290,328	$(53,322)	$(52,670)	$2,191,029

Balance, December 31, 2009	$6,693	$2,290,614	$(99,754)	$(70,991)	$2,126,562
Net income (loss)	-	-	-	376,624	376,624
Cumulative effect of change in accounting principle	-	-	-	(88,187)	(88,187)
Other comprehensive income (loss)	-	-	122,198	-	122,198
Net proceeds from direct purchase and dividend reinvestment	-	263	-	-	263
Net proceeds from common stock offerings	2,128	765,425	-	-	767,553
Restricted stock grants	1	357	-	-	358
Common dividends declared, $0.52 per share	-	-	-	(403,024)	(403,024)
Balance, September 30, 2010	$8,822	$3,056,659	$22,444	$(185,578)	$2,902,347

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Cash Flows From Operating Activities:
Net income	$376,624	$228,515
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment discounts	(187,869)	(38,539)
Unrealized losses (gains) on interest rate swaps	24,820	-
Realized losses (gains) on sales of investments	(2,374)	(87,456)
Realized losses on principal write-downs of non-Agency RMBS	3,792	61
Net other-than-temporary credit impairment losses	10,315	8,680
Provision for loan losses	2,112	1,410
Restricted stock grants	358	322
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(14,639)	(19,493)
Decrease (increase) in other assets	1,134	927
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	338	365
Increase (decrease) in investment management fees payable to affiliate	2,892	6,779
Increase (decrease) in accrued interest payable	7,929	734
Net cash provided by (used in) operating activities	$225,432	$102,305
Cash Flows From Investing Activities:
Mortgage-Backed Securities portfolio:
Purchases	$(2,299,939)	$(4,505,426)
Sales	298,284	1,627,996
Principal payments	562,313	321,095
Mortgage-Backed Securities portfolio, non-retained:
Principal payments	457,983	-
Securitized loans:
Principal payments	78,329	82,090
Net cash provided by (used in) investing activities	$(903,030)	$(2,474,245)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$12,780,977	$52,976,287
Payments on repurchase agreements	(13,188,156)	(51,941,087)
Net proceeds from common stock offerings	767,553	1,372,894
Net proceeds from common stock offerings to affiliates	-	90,079
Payments on securitized debt borrowings	(70,684)	(77,379)
Proceeds from securitized debt borrowings, non-retained	1,127,873	-
Payments on securitized debt borrowings, non-retained	(394,557)	-
Net proceeds from direct purchase and dividend reinvestment	263	-
Common dividends paid	(358,001)	(55,311)
Net cash provided by (used in) financing activities	$665,268	$2,365,483
Net increase (decrease) in cash and cash equivalents	$(12,330)	$(6,457)
Cash and cash equivalents at beginning of period	24,279	27,480
Cash and cash equivalents at end of period	$11,949	$21,023

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$104,658	$25,958
Taxes paid	$753	$-

Non-cash investing activities:
Payable for investments purchased	$279,649	$73,460
Net change in unrealized gain on available-for sale securities	$122,198	$213,346
Non-cash financing activities:
Common dividends declared, not yet paid	$158,811	$80,311

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
 (Unaudited)

1.   Organization

Chimera Investment Corporation (“Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its taxable net income to its stockholders.  In July 2008, the Company formed Chimera Securities Holdings, LLC, a wholly-owned subsidiary.  In June 2009, the Company formed Chimera Asset Holding LLC and Chimera Holding LLC, both wholly-owned subsidiaries.  In January 2010, the Company formed Chimera Special Holding LLC, which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC, a wholly-owned subsidiary.  Chimera Securities Holdings, LLC, Chimera Asset Holding LLC, Chimera Holding LLC, and Chimera Special Holding LLC are qualified REIT subsidiaries.  CIM Trading Company LLC is a taxable REIT subsidiary. Annaly Capital Management, Inc. (“Annaly”) owns approximately 5.1% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Chimera Securities Holdings, LLC, Chimera Holding LLC, CIM Trading Company LLC and Chimera Asset Holding LLC and its wholly-owned subsidiary, Chimera Special Holding LLC.  All intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds.

(c) Non-Agency and Agency Residential Mortgage-Backed Securities
The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans. The Company classifies its investment securities as either “trading,” “available-for-sale,” or “held-to-maturity.”  In addition, the Company delineates between (1) Agency, (2) non-Agency, and (3) non-Agency, non-retained securities.  The Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”).  The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to credit risk.  Non-Agency, non-retained securities are further detailed in Note 8 to these consolidated financial statements.

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

(g) Securitized Debt and Securitized Debt, Non-Retained
The Company has issued securitized debt to finance its residential mortgage loan portfolio and has re-securitized RMBS to finance a portion of its RMBS portfolio.  Certain transactions involving residential mortgage loans are accounted for as financings, and are recorded as an asset called “Securitized loans held for investment” and the corresponding debt as “Securitized debt” in the consolidated statements of financial condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal payments to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, non-retained” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency Mortgage-Backed Securities Senior, non-retained” that pay interest and principal payments to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company are accounted for as financings pursuant to the adoption of ASC 810. The holders of securitized debt and securitized debt, non-retained have no recourse to the Company.  The Company estimates fair value of securitized debt and securitized debt, non-retained as described in Note 5 to these consolidated financial statements.

(h) Fair Value Disclosure
A complete discussion of the methodology utilized by the Company to fair value its financial instruments is included in Note 5 to these consolidated financial statements.

(i) Derivative Financial Instruments and Hedging Activity
The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating its interest rate risk. The Company intends to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.  If the Company’s hedging activities do not achieve its desired results, the Company’s reported earnings may be adversely affected. Interest rate swaps are recorded as either assets or liabilities in the consolidated statement of financial condition, and measured at fair value with realized and unrealized gains and losses recognized in earnings.  The Company estimates fair value of interest rate swaps as described in Note 5 of these consolidated financial statements.

(j) Sales, Securitizations, and Re-Securitizations
The Company periodically enters into transactions in which it sells financial assets, such as RMBS, mortgage loans and other assets.  Gains and losses on sales of assets are computed on the specific identification method whereby the Company records a gain or loss on the difference between the carrying value of the asset and the proceeds from the sale.  In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets.  These transactions may be recorded as either a sale and the assets contributed to the securitization are removed from the consolidated statements of financial condition and a gain or loss is recognized, or as a financing whereby the assets contributed to the securitization are not derecognized but rather the liabilities issued by the securitization are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations, the Company may retain senior or subordinated interests in the securitized and/or re-securitized assets.

(k) Income Taxes
The Company qualifies to be taxed as a REIT, and therefore it generally will not be subject to corporate, federal, or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  The Company and its subsidiary CIM Trading Company LLC have made joint elections to treat the subsidiary as a taxable REIT subsidiary.  As such, CIM Trading Company LLC is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

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

3.  Mortgage-Backed Securities

The following tables present the principal value, unamortized premium, unamortized discount, gross unrealized gain, gross unrealized loss, and fair value of the Company’s available-for-sale RMBS portfolio as of September 30, 2010 and December 31, 2009, at fair value by asset class.  The RMBS portfolio is composed of Agency and non-Agency RMBS collateralized by residential mortgage loans.  The Agency RMBS are mortgage pass-through certificates, CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae.  The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to credit risk.  The Company classifies its non-Agency RMBS into senior, subordinated, and senior, non-retained interests.  Senior interests in non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests.  At September 30, 2010 the non-Agency RMBS portfolio included $4.8 billion in notional Interest Only (“IO”) senior securities and $305.0 million in notional IO subordinated securities.  At December 31, 2009 the non-Agency RMBS portfolio includes $379.0 million in notional IO subordinated securities.  Securities identified as senior, non-retained have been consolidated pursuant to the adoption of ASC 810.  See Note 8 of these consolidated financial statements for a detailed discussion.

September 30, 2010
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$848,334	$338,344	$(43,584)	$29,517	$(107,466)	$1,065,145
Subordinated	4,441,909	58,750	(2,692,666)	239,443	(180,525)	1,866,911
Senior, non-retained	2,013,422	86,514	(130,145)	78,186	(80,165)	1,967,812
Agency RMBS	1,782,069	58,670	-	44,504	(1,050)	1,884,193
Total	$9,085,734	$542,278	$(2,866,395)	$391,650	$(369,206)	$6,784,061

December 31, 2009
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$2,757,212	$1,536	$(628,209)	$83,946	$(192,079)	$2,022,406
Subordinated	1,616,031	10,346	(1,239,769)	65,996	(76,145)	376,459
Agency RMBS	1,616,450	55,081	(29)	20,767	(2,240)	1,690,029
Total	$5,989,693	$66,963	$(1,868,007)	$170,709	$(270,464)	$4,088,894

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.  The securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in the paragraphs following these tables.  Twenty-three securities have been in a continuous unrealized loss position for greater than twelve months, of which twenty-two securities are subordinated interests held by the Company that, although performing in line with the Company’s expectations, are in unrealized loss position due to significant market value declines consistent with similar asset classes as a result of the credit crisis.

September 30, 2010
(dollars in thousands)

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$552,227	$(107,347)	$181	$(119)	$552,408	$(107,466)
Subordinated	871,962	(150,259)	39,277	(30,266)	911,239	(180,525)
Senior, non-retained	773,837	(80,165)	-	-	773,837	(80,165)
Agency	1,495	(1,050)	-	-	1,495	(1,050)
Total	$2,199,521	$(338,821)	$39,458	$(30,385)	$2,238,979	$(369,206)

December 31, 2009
(dollars in thousands)

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$539,579	$(38,466)	$489,670	$(153,613)	$1,029,249	$(192,079)
Subordinated	179,226	(72,438)	5,862	(3,707)	185,088	(76,145)
Senior, non-retained	-	-	-	-	-	-
Agency	682,681	(2,240)	-	-	682,681	(2,240)
Total	$1,401,486	$(113,144)	$495,532	$(157,320)	$1,897,018	$(270,464)

The Company recorded an $878 thousand other-than-temporary credit impairment during the quarter ended September 30, 2010 on investments where the expected future cash flows of certain non-Agency RMBS were less than their amortized cost basis.  The Company evaluates each investment in its RMBS portfolio for OTTI quarterly or more often if market conditions warrant.  The amortized cost of each investment in an unrealized loss position is compared to the present value of expected future cash flows of the position.  In estimating future cash flows, the Company evaluated the non-Agency RMBS for OTTI by considering delinquencies, credit losses, loss severities, prepayment speeds, geographic data, borrower characteristics, loan to value ratios, seasoning and credit support in conjunction with broader macroeconomic expectations such as home price depreciation, expectations of future delinquencies and loss severities and the ability of the borrower to refinance or modify their loans.  If after determining the expected future cash flows of the position, the amortized cost of the security is less than the present value of its expected future cash flows, an other-than-temporary credit impairment has occurred.  If the Company does not intend to sell and is not more likely than not required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in the statement of operations, while the balance of impairment related to other factors is recognized in Other Comprehensive Income (Loss).  If the Company intends to sell the debt security, or will be more likely than not required to sell the security before its anticipated recovery, the full unrealized loss associated with the OTTI is recognized in the statement of operations.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  A summary of the OTTI included in earnings for the quarters and nine months ended September 30, 2010 and September 30, 2009 is presented below.

	For the Quarter Ended
	September 30, 2010	September 30, 2009
	(dollars in thousands)
Cumulative credit loss beginning balance	$19,433	$6,495
Additions:
Other-than-temporary impairments not previously recognized	-	1,932
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	878	253
Cumulative credit loss ending balance	$20,311	$8,680

	For the Quarter Ended
	September 30, 2010	September 30, 2009
	(dollars in thousands)
Cumulative credit loss beginning balance	$9,996	$-
Additions:
Other-than-temporary impairments not previously recognized	8,802	8,427
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	1,513	253
Cumulative credit loss ending balance	$20,311	$8,680

The impairment recorded during the quarter ended September 30, 2010 was related to four securities.  The impaired investments were subordinated interests in non-Agency RMBS.  As of September 30, 2010, the impaired securities had cumulative losses up to 6%, three-month prepayments speeds between 11 and 15 Constant Prepayment Rate (“CPR”), 60+ day delinquencies between 9% and 12% of the pool balance, and weighted average FICO scores on the pools between 720 and 745.

The Company’s investment guidelines place no restrictions on the credit rating of the assets the Company is able to hold in its portfolio.  The portfolio is most heavily weighted to contain RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

	September 30, 2010	December 31, 2009
AAA	29.25%	39.41%
AA	0.71%	0.75%
A	1.75%	0.55%
BBB	0.89%	1.07%
BB	0.02%	1.77%
B	0.11%	2.18%
Below B or not rated	67.27%	54.27%
Total	100.00%	100.00%

The table above reflects the credit rating of the Company’s consolidated RMBS portfolio.  At September 30, 2010, approximately 21% of the AAA, AA, and A securities balance reflected in the table above include senior, non-retained, non-Agency RMBS.

The AAA rated assets in the RMBS portfolio are predominantly Agency RMBS and senior non-retained non-Agency RMBS.  As the Company securitizes or re-securitizes assets, it expects the Below B or not rated percentages in the portfolio to increase as the Company typically retains the subordinated tranches of these types of transactions.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables summarize the Company’s RMBS at September 30, 2010 and December 31, 2009 according to their estimated weighted-average life classifications.  The weighted-average lives of the mortgage-backed securities at September 30, 2010 and December 31, 2009 in the tables below are based on consensus constant prepayment speeds.  The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

September 30, 2010
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$25,170	$711,001	$328,974	$1,065,145
Subordinated	6,988	181,688	1,678,235	1,866,911
Senior, non-retained	188,428	1,466,460	312,924	1,967,812
Agency RMBS	-	1,884,193	-	1,884,193
Total fair value	$220,586	$4,243,342	$2,320,133	$6,784,061
Amortized cost
Non-Agency RMBS
Senior	$26,731	$707,029	$409,334	$1,143,094
Subordinated	10,343	215,300	1,582,350	1,807,993
Senior, non-retained	243,659	1,437,905	288,227	1,969,791
Agency RMBS	-	1,840,739	-	1,840,739
Total amortized cost	$280,733	$4,200,973	$2,279,911	$6,761,617

December 31, 2009
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$20,533	$1,520,809	$481,064	$2,022,406
Subordinated	137	204,481	171,841	376,459
Agency RMBS	-	1,690,029	-	1,690,029
Total fair value	$20,670	$3,415,319	$652,905	$4,088,894
Amortized cost
Non-Agency RMBS
Senior	$20,549	$1,631,461	$478,530	$2,130,540
Subordinated	76	244,937	141,594	386,607
Agency RMBS	-	1,671,502	-	1,671,502
Total amortized cost	$20,625	$3,547,900	$620,124	$4,188,649

The non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be when the 60+ day delinquency bucket of the pool is greater than 5% and weighted average FICO scores are greater than 650 at origination.  At September 30, 2010, 99% of the non-Agency RMBS are Alt-A collateral.  At December 31, 2009, 78% of the non-Agency RMBS were Alt-A collateral.  The investment securities contained in this portion of the portfolio have the following collateral characteristics at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
Number of securities in portfolio		483		209
Weighted average maturity (years)		27.6		28.5
Weighted average amortized loan to value		72.9%		73.8%
Weighted average FICO		715.6		715.7
Weighted average loan balance (in thousands)		$421.3		$415.9
Weighted average percentage owner occupied		83.0%		82.8%
Weighted average percentage single family residence		60.4%		59.9%
Weighted average current credit enhancement		16.3%		12.2%
Weighted average geographic concentration	CA	57.3%	CA	44.8%
	FL	13.9%	FL	17.3%
	NY	7.0%	NY	7.5%
	NJ	3.7%	MD	4.9%
	VA	3.4%	NJ	4.4%

The information presented in the table above includes senior, non-retained, non-Agency RMBS consolidated pursuant to the adoption of ASC 810 on January 1, 2010 by the Company.

The table below presents origination year for the Company’s portfolio of non-Agency RMBS at September 30, 2010 and December 31, 2009.

Origination Year as a Percentage of Outstanding Principal Balance	September 30, 2010	December 31, 2009
2004	0.2%	0.0%
2005	10.5%	8.7%
2006	24.5%	36.7%
2007	63.2%	50.8%
2008	1.3%	3.8%
2009	0.3%	0.0%
Total	100.0%	100.0%

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

During the quarters ended September 30, 2010 and December 31, 2009, the Company recorded no non-recourse financing with third party investors.

During the quarter ended September 30, 2010, the Company sold RMBS with a carrying value of $206.0 million for realized gains of $2.0 million.  During the quarter ended September 30, 2009, the Company sold RMBS with a carrying value of $32.1 million for realized gains of approximately $2.4 million.

4.  Securitized Loans Held for Investment

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at September 30, 2010 and December 31, 2009.  At September 30, 2010, approximately 56% of the Company’s securitized loans are adjustable rate mortgage loans and 44% are fixed rate mortgage loans.  All of the adjustable rate loans held for investment are hybrid adjustable rate mortgages (“ARMs”).  Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.  The periodic cap on all hybrid ARMs in the securitized loan portfolio range from 0.00% to 3.00% for the quarters ended September 30, 2010 and December 31, 2009, respectively.  The securitized loans held for investment are carried at their principal balance outstanding, plus premiums or discounts, less an allowance for loan losses.

	September 30, 2010	December 31, 2009

Securitized loans, at principal balance	$395,356	$475,084
Less: allowance for loan losses	6,041	4,551
Securitized loans held for investment	$389,315	$470,533

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 55% were originated during 2008 and 43% were originated during 2007.  A summary of key characteristics of these loans follows.
	September 30, 2010		December 31, 2009
Number of loans		564		681
Weighted average maturity (years)		26.6		27.2
Weighted average amortized loan to value		74.0%		73.0%
Weighted average FICO		756		756
Weighted average loan balance (in thousands)		$677.7		$690.1
Weighted average percentage owner occupied		90.8%		90.9%
Weighted average percentage single family residence		58.8%		60.0%
Weighted average geographic concentration	CA	33.0%	CA	33.8%
	FL	6.6%	FL	6.4%
	IL	6.0%	NJ	6.3%
	NJ	5.6%	IL	6.0%
	VA	4.9%	VA	4.8%

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the quarters ended September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009

Balance, beginning of period	$5,569	$1,621
Provision for loan losses	482	3,101
Charge-offs	(10)	(171)
Balance, end of period	$6,041	$4,551

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses at September 30, 2010 was $6.0 million, representing 155 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The Company’s allowance for loan losses at December 31, 2009 was $4.6 million, representing 97 basis points of the principal balance of the Company’s securitized loan portfolio.  At September 30, 2010, 2.63% of the securitized loans held for investment were greater than 60 days delinquent and 1.27% were in some stage of bankruptcy, foreclosure, or were real estate owned.  At December 31, 2009, 1.82% of the securitized loans held for investment were greater than 60 days delinquent and 0.89% were in some stage of bankruptcy, foreclosure, or real estate owned.

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

Non-Agency, Non-Retained RMBS
The non-Agency, non-retained securities reflected in the consolidated financial statements are securities consolidated pursuant to the Company’s adoption of ASC 860 and ASC 810 on January 1, 2010.  These assets have been financed with third parties without recourse to the Company in the normal course of the Company’s portfolio optimization strategy.  The Company classifies these assets as Level 3 as the fair valuation of these securities involves significant reliance on unobservable inputs.  The Company fair values these assets at the actual sale price obtained in the financing of the debt to the third party as any current or future appreciation or depreciation of the assets in not realizable by the Company.  See Note 8 to these consolidated financial statements for a detailed discussion of these securities.

Interest Rate Swaps
The Company obtains quotations from third parties to determine the fair values of its interest rate swaps.  Management reviews the fair values determined by its pricing model and compares its results to dealer quotes received on each interest rate swap to validate reasonableness.  The dealer quotes will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by the Company by incorporating such factors as the Treasury curve, LIBOR rates, and the pay rate on the interest rate swaps.

During times of market dislocation, as has been experienced for some time, the observability of prices and inputs can be reduced for certain instruments.  If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined in good faith by the Company.  In addition, validating third party pricing for the Company’s investments may be more subjective as fewer participants may be willing to provide this service to the Company.  Illiquid investments typically experience greater price volatility as a ready market does not exist.  As fair value is not an entity-specific measure and is a market-based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period.  A condition such as this can cause instruments to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 when the Company is unable to obtain third party pricing verification.

If at the valuation date, the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for OTTI.  Management evaluates the Company’s RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will more likely than not be required to sell the investment before the expected recovery, and (4) the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered OTTI due to credit are recognized in earnings and the cost basis of the assets are adjusted.

At September 30, 2010, the Company has classified a portion of its assets and liabilities as Level 2 or Level 3.  At December 31, 2009, the Company classified its assets as Level 2.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued at September 30, 2010 and December 31, 2009 as presented below.

September 30, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$1,065,145	$-
Subordinated	-	1,866,911	-
Senior, non-retained	-	-	1,967,812
Agency mortgage-backed securities	-	1,884,193	-

Liabilities:
Interest rate swaps	-	24,820	-

December 31, 2009
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$2,022,406	$-
Subordinated	-	376,459	-
Agency mortgage-backed securities	-	1,690,029	-

The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s consolidated financial statements for the quarters and nine months ended September 30, 2010 and 2009.  All of the assets classified as Level 3 as of the period ended September 30, 2010 have been added to this classification due to the adoption of ASC 860 and ASC 810 by the Company on January 1, 2010.  A discussion of the method of fair valuing these assets is included above in Non-Agency, Non-Retained RMBS.  Transfers in to Level 3 relate to senior non-Agency RMBS classified as Level 2 in the prior period and transferred to third party investors in non-recourse financing transactions during the current period. Additions relate to senior non-Agency RMBS securitized during the current period and transferred to third party investors in non-recourse financing transactions. Unrealized gains on the assets are included in other comprehensive income (loss).

Fair Value Reconciliation, Level 3
(dollars in thousands)

	September 30, 2010	September 30, 2009
Non-Agency RMBS
Senior, non-retained
Beginning balance Level 3 assets	$2,133,486	$-
Transfers in to Level 3	-	-
Additions	-	-
Principal payments	(168,250)	-
Accretion of investment discounts	30,699	-
Other than temporary impairment	-	-
Total unrealized gains (losses) for the period	(28,123)	-
Ending balance Level 3 assets	$1,967,812	$-

Fair Value Reconciliation, Level 3
(dollars in thousands)

	September 30, 2010	September 30, 2009
Non-Agency RMBS
Senior, non-retained
Beginning balance Level 3 assets	$-	$-
Transfers in to Level 3	186,246	-
Additions	2,090,707	-
Principal payments	(383,116)	-
Accretion of investment discounts	76,068	-
Other than temporary impairment	(1,490)	-
Total unrealized gains (losses) for the period	(603)	-
Ending balance Level 3 assets	$1,967,812	$-

As of the quarters ended September 30, 2010 and September 30, 2009, the Company was able to obtain third party pricing verification for all assets classified as Level 2.  In the aggregate, the Company’s fair valuation of RMBS investments were 1.04% higher than the aggregated dealer marks for the quarter ended September 30, 2010 and 0.89% higher than the aggregated dealer marks for the quarter ended September 30, 2009.

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

The following table presents the carrying value and estimated fair value, as described above, of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Non-Agency RMBS	$4,899,868	$4,899,868	$2,398,865	$2,398,865
Agency RMBS	1,884,193	1,884,193	1,690,029	1,690,029
Securitized loans held for investment	389,315	393,207	470,533	453,388
Repurchase agreements	(1,568,223)	(1,570,517)	(1,975,402)	(1,977,664)
Securitized debt	(320,552)	(335,783)	(390,350)	(408,404)
Securitized debt, non-retained	(1,955,665)	(1,950,817)	-	-
Interest rate swaps	(24,820)	(24,820)	-	-

6.  Repurchase Agreements

The Company had outstanding $1.6 billion and $2.0 billion of repurchase agreements with weighted average borrowing rates of 0.48% and 0.60% and weighted average remaining maturities of 47 and 26 days as of September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010 and December 31, 2009, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.7 billion and $2.0 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the quarters ended September 30, 2010 and December 30, 2009 were $1.3 billion and $2.3 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and re-price accordingly.

At September 30, 2010 and December 31, 2009, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Overnight	$198,679	$-
1-30 days (1)	778,596	1,772,662
30 to 59 days	151,595	62,243
60 to 89 days	230,634	-
90 to 119 days	-	-
Greater than or equal to 120 days	208,719	140,497
Total	$1,568,223	$1,975,402
(1) Repurchase agreements with affiliates totaled $259.0 million as of December 31, 2009. There were no repurchase agreements with affiliates as of September 30, 2010.

At September 30, 2010 and December 31, 2009, the Company did not have an amount at risk greater than 10% of its equity with any counterparty.

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

At September 30, 2010, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $335.8 million.  The debt matures between the years 2023 and 2038.  At September 30, 2010, the debt carried a weighted average cost of financing equal to 5.52%, that is secured by residential mortgage loans of which approximately 44% of the remaining principal balance pays a fixed rate of 6.31% and 56% of the remaining principal balance pays a variable rate of 5.53%.  At December 31, 2009, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $390.4 million.  At December 31, 2009, the debt carried a weighted average cost of financing equal to 5.50%, that is secured by residential mortgage loans of which approximately 43% of the remaining principal balance pays a fixed rate of 6.33% and 57% of the remaining principal balance pays a variable rate of 5.63%.

At September 30, 2010, the Company’s securitized debt, non-retained, collateralized by RMBS had a principal balance of $2.0 billion.  The debt matures between the years 2035 and 2047.  At September 30, 2010, the debt carried a weighted average cost of financing equal to 5.25%.  At December 31, 2009 the Company did not have securitized debt collateralized by RMBS.

The following table presents the estimated principal repayment schedule of the securitized debt and securitized debt, non-retained held by the Company at September 30, 2010 and December 31, 2009, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses, collateralizing the debt.

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Within One Year	$568,696	$37,192
One to Three Years	861,401	70,885
Three to Five Years	377,406	59,382
Greater Than or Equal to Five Years	479,097	240,945
Total	$2,286,600	$408,404

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

The Company uses securitization trusts or variable interest entities in its securitization and re-securitization transactions.  Prior to January 1, 2010, these variable interest entities met the definition of QSPE’s and, as such, were not subject to consolidation.  Effective January 1, 2010, all such variable interest entities must be considered for consolidation based on the criteria in ASC 810.

Per ASC 810, an entity shall consolidate a VIE when that entity has a variable interest that provides the reporting entity with a controlling financial interest.  The assessment of the characteristics of the reporting entity’s VIE shall consider the VIEs purpose and design.  A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE and/or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Since the Company’s inception, the Company has created VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each securitization trust VIE to determine the primary beneficiary status.  The Company found that seven trusts, one of which had been consolidated since its inception, met the requirements of consolidation.  The Company determined that in these seven securitizations, based on holding all of the subordinate interests, it maintains the obligation to absorb losses and/or the right to receive benefits from the VIE that could be significant to the VIE.  In addition, the Company had the power to direct activities of the trust or was determined to have the ability to control the trust due to its contribution in the purpose and design of the structure.  The remaining two trusts evaluated did not meet the requirements to consolidate due to the inability to control one of the trusts and the lack of obligations to absorb losses on the other trust.

VIEs for Which the Company is the Primary Beneficiary
Based on the Company’s consolidation evaluation, the Company consolidated three VIEs on January 1, 2010 that were not previously consolidated and consolidated three VIEs that it created during 2010.  The Company’s retained beneficial interest is typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The effect in the current year is the inclusion of an additional $2.0 billion of non-Agency mortgage-backed securities at fair value no longer retained by the Company and the inclusion in its liabilities of $2.0 billion of non-recourse securitized debt associated with these re-securitizations.

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

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to the newly consolidated securitization entities as of September 30, 2010.

September 30, 2010
(dollars in thousands)
Assets
Non-Agency RMBS
Senior, non-retained	$1,967,812
Liabilities
Securitized debt, non-retained	$1,955,665

The consolidation of these securitization entities increases both the income and expense recorded in the consolidated statement of operations for the Company as detailed in the table below.

	For the Quarter Ended September 30, 2010	For the Nine Months Ended September 30, 2010
	(dollars in thousands)
Interest income, non-retained	$58,090	$158,780
Interest expense, non-retained	32,237	87,488
Net interest income, non-retained	$25,853	$71,292

A discussion of the significant accounting policies of the Company to record income and expense is included in Note 2 to these consolidated financial statements.  The effect of adopting ASC 810 based on the weighted average shares outstanding was to increase the net interest income of the Company by approximately $0.03 and $0.09 for the quarter and nine months ended September 30, 2010, respectively.

The effect of the consolidation of these securitization entities on the consolidated statement of financial condition for the Company is presented in the table below for the periods presented.

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
	(dollars in thousands)
Proceeds from securitized debt borrowings, non-retained	$1,127,873	$-
Payments on securitized debt borrowings, non-retained	(394,557)	-
Increase (decrease) in accrued interest receivable	8,804	-
Increase (decrease) in accrued interest payable	(8,804)	-
Net cash flows, non-retained	$733,316	$-

VIEs for Which the Company is Not the Primary Beneficiary
The table below represents the carrying amounts and classification of assets recorded on the Company’s consolidated financial statements related to its variable interests in non-consolidated VIEs, as well as its maximum exposure to loss as a result of its involvement with these VIEs.

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Assets
Non-Agency RMBS
Senior	$413	$715	$47,998	$46,047
Subordinated	8,427	6,806	9,701	7,081
Agency RMBS	2,999	1,963	4,730	4,720
Total	$11,839	$9,484	$62,429	$57,848

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

9.  Interest Rate Swaps

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  These derivative financial instrument contracts do not qualify as hedges under ASC 815, Derivatives and Hedging.  As of September 30, 2010, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The Company’s swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statement of Financial Condition as of September 30, 2010. The Company had no interest rate swaps outstanding as of December 31, 2009.

	Location on Consolidated Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
	(dollars in thousands)

September 30, 2010	Assets	$-	$-
September 30, 2010	Liabilities	$450,000	$(24,820)

The effect of the Company’s interest rate swaps on the Consolidated Statement of Operations and Comprehensive Income (Loss) is presented below.

	Location on Consolidated Statement of Operations and Comprehensive Income (Loss)
	Interest Expense	Unrealized Gain (Loss) on Interest Rate Swaps
	(dollars in thousands)

For the quarter ended:
September 30, 2010	$2,493	$(13,583)

For the nine months ended:
September 30, 2010	$3,192	$(24,820)

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2010 was 2.59% and the weighted average receive rate was 0.26%.  The Company had no interest rate swaps outstanding as of September 30, 2009.

10.  Common Stock

On September 24, 2009, the Company implemented a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, The Bank of New York Mellon. During the nine months ended September 30, 2010, the Company raised $263,000 by issuing 67,596 shares through the DRSPP. During the nine months ended September 30, 2009 no shares were issued under the DRSPP.

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

There was no preferred stock issued or outstanding as of September 30, 2010 and December 31, 2009.

During the quarter ended September 30, 2010, the Company declared dividends to common shareholders totaling $158.8 million or $0.18 per share.  During the quarter ended December 31, 2009, the Company declared dividends to common shareholders totaling $113.8 million or $0.17 per share.

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of September 30, 2010, 383,875 shares have vested and 41,735 shares were forfeited or cancelled.

On December 22, 2009, the Compensation Committee awarded each independent director $45,000 in common stock which vested on December 31, 2009.

As of September 30, 2010, there was $16.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date. That cost is expected to be recognized over a weighted-average period of 7.3 years. The total fair value of shares vested, less those forfeited during the quarter ended September 30, 2010 was $112,062, based on the closing price of the stock on the vesting date.

12.  Income Taxes

As a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status as well.  During the quarter ended September 30, 2010, the Company recorded $752,000 in income tax expense related to federal REIT excise tax due as a result of a shortfall in the Company’s 2009 distributions as compared to the amount required under applicable law.  During the quarter ended September 30, 2009, the Company recorded no income tax expense related to state and federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the quarter ended September 30, 2010, the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income.

During July 2010, the Company formed CIM Trading Company LLC, a wholly-owned subsidiary, and made a joint election to treat the subsidiary as a taxable REIT subsidiary (“TRS”).  As such, CIM Trading Company LLC is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.  For the quarter ended September 30, 2010, no income tax expense has been recorded for this TRS as the Company does not expect the subsidiary to have federal taxable income for the year.

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

Management fees accrued and paid to FIDAC for the quarters ended September 30, 2010 and 2009 were $11.3 million and $8.6 million, respectively. Management fees accrued and paid to FIDAC for the nine months ended September 30, 2010 and 2009 were $28.7 million and $17.2 million, respectively.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in the operation of the Company.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the Company’s board of directors’ approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarter ended September 30, 2010, the Company reimbursed FIDAC approximately $177,000 for such expenses. During the quarter ended September 30, 2009, FIDAC waived its right to request reimbursement from the Company for these expenses.

During the quarters ended September 30, 2010 and December 31, 2009, 48,125 and 32,225 shares of restricted stock issued by the Company to FIDAC’s employees vested, as discussed in Note 11.

In April 2009, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCap Securities, Inc., an affiliate.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  At September 30, 2010 and December 31, 2009, the Company had no financing under this agreement. The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

In March 2008, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  At September 30, 2010, the Company had no financing under this agreement.  At December 31, 2009, the Company financed $259.0 million under this agreement at a weighted average rate of 1.72%.  The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

15.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	our projected financial and operating results;

•	our ability to maintain existing financing arrangements, obtain future financing arrangements and the terms of such arrangements;

•	general volatility of the securities markets in which we invest;

•	the implementation, timing and impact of, and changes to, various government programs, including the Term Asset-Backed Securities Loan Facility and the Public-Private Investment Program;

•	our expected investments;

•	changes in the value of our investments;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	rates of default or decreased recovery rates on our investments;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	availability of investment opportunities in real estate-related and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, the debt securities markets or the general economy.

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

We have elected and intend to qualify to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended on December 31, 2007.  Our targeted asset classes and the principal investments we expect to make in each are as follows:

•	RMBS, including:

o	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated, below B-rated, and non-rated classes

o	Agency RMBS

•	Residential mortgage loans, including:

o	Prime mortgage loans

o	Jumbo prime mortgage loans

o	Alt-A mortgage loans

•	Commercial mortgage loans

•	Asset Backed Securities, or ABS, including:

o	Commercial mortgage-backed securities, or CMBS

o	Debt and equity tranches of collateralized debt obligations, or CDOs

o	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

We completed our initial public offering on November 21, 2007.  In that offering and in a concurrent private offering we raised net proceeds of approximately $533.6 million from the sales of shares of our common stock.  Since then we have raised an aggregate of approximately $2.5 billion in follow-on offerings from the sales of shares of our common stock.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio is weighted toward non-Agency RMBS.  At September 30, 2010, approximately 83% of our investment portfolio was non-Agency RMBS, 12% of our investment portfolio was Agency RMBS, and 5% of our investment portfolio was secured residential mortgage loans.  At December 31, 2009, approximately 68% of our investment portfolio was non-Agency RMBS, 25% of our investment portfolio was Agency RMBS, and 7% of our investment portfolio was secured residential mortgage loans.  We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.  In addition, we have engaged in and depending on market conditions, anticipate continuing to engage in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator structure the securitization and we purchase the resulting mezzanine and subordinate non-Agency RMBS.  We may also engage in similar transactions with non-Agency RMBS in which we acquire non-Agency RMBS and re-securitize those securities.  We then sell some or all of the resulting AAA-rated RMBS and may retain some of the AAA-rated RMBS and other subordinate bonds and interests.

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

Many of the challenges of the first half of 2008 have continued through the third quarter of 2010, as financing difficulties have severely pressured liquidity and asset values.  In September 2008, Lehman Brothers Holdings, Inc., a major investment bank, experienced a major liquidity crisis and failed.  Securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news.  This dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms.   As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements.  In addition, we have in the past sought and received funding from Annaly.  Under these circumstances, we expect to take actions intended to protect our liquidity, which may include reducing borrowings and disposing of assets as well as raising capital.

During this period of market dislocation, fiscal and monetary policymakers established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders. This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems.

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

In November 2008, the Federal Reserve announced an expansion of its open-market operations to support the credit markets through the purchase of up to $100 billion in Agency debt and $500 billion in Agency MBS.  In March 2009, the Federal Reserve further expanded the program to include purchase of up to $300 billion of longer term Treasury securities and increased total purchases of Agency debt and MBS to $200 billion and $1.25 trillion respectively.  These purchases were completed by March 31, 2010.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. As the Dodd-Frank Act has only recently been enacted and because a significant number of regulations have yet to be proposed or adopted in final form, it is not possible for us to predict how the Dodd-Frank Act will impact our business.

Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under difficult market conditions.  As a result, there can be no assurance that the EESA, the TARP, the TALF, the large scale asset purchases, PPIP, the Dodd-Frank Act or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Market conditions are evolving on a number of fronts. Regulatory and technical dynamics continue to develop, and monetary policy initiatives, including the prospect of large scale asset purchases by the Federal Reserve, continue to support asset prices and lower yields across a wide range of market sectors, including ours.

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

Sales, Securitizations, and Re-securitizations
We periodically enter into transactions in which we sell financial assets, such as RMBS, mortgage loans and other assets.  Gains and losses on sales of assets are computed on the specific identification method whereby we record a gain or loss on the difference between the carrying value of the asset and the proceeds from the sale.  In addition, we may from time to time securitize or re-securitize assets and sell tranches in the newly securitized assets.  These transactions may be recorded as either a sale and the assets contributed to the securitization are removed from the consolidated statements of financial condition and a gain or loss is recognized, or as a financing whereby the assets contributed to the securitization are not derecognized but rather the liabilities issued by the securitization are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations we may retain senior and/or subordinated interests in the securitized or re-securitized assets.

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

Although we utilize a pricing model to compute the fair value of the securities in our portfolio, we validate our fair values by seeking indications of fair value from third-party dealers and/or pricing services. The variability of fair value among dealers and pricing services can be wide at this time as full liquidity for the non-Agency market has yet to return.  In addition, there are fewer participants in the RMBS sector available to fair value investments.  Our internal valuations of the securities on which we received dealer marks were 1.04% higher at September 30, 2010 and 0.89% higher at September 30, 2009 than the aggregated dealer marks.

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

Other-than-Temporary Impairments
We evaluate each investment in our RMBS portfolio for other-than-temporary impairments, or OTTI, quarterly or more often if market conditions warrant. Each investment is analyzed and we determine if we (1) have the intent to sell the security, (2) are more likely than not to be required to sell the security before recovery, or (3) we do not expect to recover the entire amortized cost basis of the security. Further, each security is analyzed for credit loss by comparing the difference between the present value of cash flows expected to be collected and the amortized cost basis. The credit loss, if any, is then recognized in the consolidated statements of operations, while the balance of impairment related to other factors is recognized in other comprehensive income (loss).

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

Derivatives will be used for economic hedging purposes rather than speculation. We will rely on quotations from third parties to determine fair values.  We compare the dealer quotes received by the Company to the fair values generated by our own internal pricing model which incorporates such factors as the Treasury curve, LIBOR rates, and payment rates on the fixed portion of the interest rate swaps.  If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

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

Broad Transactions

Consolidation (ASC 810)
Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity, or QSPE.  The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, or VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses and/or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  We have determined we are the primary beneficiary on a number of VIEs formed through re-securitizations.  We were required to consolidate RMBS re-securitization transactions previously recorded during the year ended December 31, 2009 as sales for GAAP beginning with the effective date of this ASU.  Consolidation of these transactions altered the presentation of the consolidated financial statements by increasing our non-Agency portfolio and increasing the value of non-recourse liabilities for which we have no continuing obligation.  The consolidation has reversed previously recorded GAAP gains on sales of assets related to the re-securitizations undertaken in 2009.  The reversal of this gain will be accreted over the remaining life of the re-securitized assets.  The adoption of this guidance has resulted in material changes to the format and content of our consolidated financial statements, as well as enhanced disclosures.  Refer to the discussion in Note 8 to the consolidated financial statements.

Derivatives and Hedging (ASC 815)
The FASB issued ASU 2010-8 in February 2010.  ASU 2010-8 provided technical corrections to ASC 815.  This update provides a four step analysis to determine whether call or put options that can accelerate the settlement of debt instruments should be considered clearly and closely related to the debt host contract.  If it is determined that such option is closely related to the host contract, bifurcation of the host contract from the derivative instrument is not necessary.  If an existing hybrid instrument requires bifurcation under this update, a one-time election can be made to utilize the Fair Value Option for the entire contract.   This update  was effective for us January 1, 2010 and had no material effect on our consolidated financial statements.

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

Financial Condition

At September 30, 2010, our portfolio consisted of $4.9 billion of non-Agency RMBS, $1.9 billion of Agency RMBS and $389.3 million of securitized mortgage loans. At December 31, 2009, our portfolio consisted of $2.4 billion of non-Agency RMBS, $1.7 billion of Agency RMBS and $470.5 million of securitized mortgage loans.

The following table summarizes certain characteristics of our portfolio at the quarters ended September 30, 2010 and 2009 and quarter ended December 31, 2009.

	September 30, 2010	September 30, 2009	December 31, 2009

Interest earning assets at period-end *	$7,173,376	$4,318,682	$4,559,427
Interest bearing liabilities at period-end	$3,844,440	$2,011,658	$2,365,752
Leverage at period-end	1.3:1	0.9:1	1.1:1
Leverage at period-end (recourse)	0.5:1	0.7:1	0.9:1
Portfolio Composition, at principal value
Non-Agency RMBS	82.8%	63.0%	64.6%
Senior	5.7%	32.2%	37.5%
Senior, interest only	32.2%	0.0%	0.0%
Subordinated	29.6%	26.2%	22.0%
Subordinated, interest only	2.0%	4.6%	5.1%
Senior, non-retained	13.3%	0.0%	0.0%
Agency RMBS	12.3%	28.8%	23.3%
Securitized loans	4.9%	8.2%	12.1%
Fixed-rate percentage of portfolio	55.9%	59.0%	52.7%
Adjustable-rate percentage of portfolio	44.1%	41.0%	47.3%
Annualized yield on average earning assets during the period	9.02%	7.71%	6.37%
Annualized cost of funds on average borrowed funds during the period	4.58%	1.67%	1.51%

* Excludes cash and cash equivalents

As of September 30, 2010, the RMBS in our portfolio were purchased at a net discount to their par value.  Our RMBS had a weighted average amortized cost of 71.6% and 69.9% at September 30, 2010 and December 31, 2009, respectively.

September 30, 2010
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$848,334	$338,344	$(43,584)	$29,517	$(107,466)	$1,065,145
Subordinated	4,441,909	58,750	(2,692,666)	239,443	(180,525)	1,866,911
Senior, non-retained	2,013,422	86,514	(130,145)	78,186	(80,165)	1,967,812
Agency RMBS	1,782,069	58,670	-	44,504	(1,050)	1,884,193
Total	$9,085,734	$542,278	$(2,866,395)	$391,650	$(369,206)	$6,784,061

December 31, 2009
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$2,757,212	$1,536	$(628,209)	$83,946	$(192,079)	$2,022,406
Subordinated	1,616,031	10,346	(1,239,769)	65,996	(76,145)	376,459
Agency RMBS	1,616,450	55,081	(29)	20,767	(2,240)	1,690,029
Total	$5,989,693	$66,963	$(1,868,007)	$170,709	$(270,464)	$4,088,894

The following table presents the annualized yield calculated on our RMBS portfolio for the quarters ended September 30, 2010 and December 31, 2009.  The figure presented for each asset class is the annualized interest income earned on the asset class during the quarter, divided by the average of the beginning and ending amortized cost of the asset class.

	Annualized Yield by Asset Class
	For the Quarter Ended
	September 30, 2010	December 31, 2009
Non-Agency Mortgage-Backed Securities
Senior	8.10%	10.82%
Senior, interest only	29.45%	-59.20%
Subordinated	19.88%	26.69%
Subordinated, interest only	6.24%	49.32%
Senior, non-retained	11.40%	Not Applicable
Agency Mortgage-Backed Securities	3.69%	4.04%

Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The remaining stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 37 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of September 30, 2010, the average final contractual maturity of the RMBS portfolio is 28 years, and as of December 31, 2009, it was 29 years.   The estimated weighted average months to maturity of the RMBS in the tables below are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models.   Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

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

After the reset date, interest rates on our hybrid adjustable rate RMBS securities adjust annually based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as periodic cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average periodic cap for the portfolio is an increase of 0.8% and the weighted average maximum lifetime increases for the portfolio are 11.6%.

The following tables summarize our RMBS according to their estimated weighted average life classifications at September 30, 2010 and December 31, 2009.

September 30, 2010
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$25,170	$711,001	$328,974	$1,065,145
Subordinated	6,988	181,688	1,678,235	1,866,911
Senior, non-retained	188,428	1,466,460	312,924	1,967,812
Agency RMBS	-	1,884,193	-	1,884,193
Total fair value	$220,586	$4,243,342	$2,320,133	$6,784,061
Amortized cost
Non-Agency RMBS
Senior	$26,731	$707,029	$409,334	$1,143,094
Subordinated	10,343	215,300	1,582,350	1,807,993
Senior, non-retained	243,659	1,437,905	288,227	1,969,791
Agency RMBS	-	1,840,739	-	1,840,739
Total amortized cost	$280,733	$4,200,973	$2,279,911	$6,761,617

December 31, 2009
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$20,533	$1,520,809	$481,064	$2,022,406
Subordinated	137	204,481	171,841	376,459
Agency RMBS	-	1,690,029	-	1,690,029
Total fair value	$20,670	$3,415,319	$652,905	$4,088,894
Amortized cost
Non-Agency RMBS
Senior	$20,549	$1,631,461	$478,530	$2,130,540
Subordinated	76	244,937	141,594	386,607
Agency RMBS	-	1,671,502	-	1,671,502
Total amortized cost	$20,625	$3,547,900	$620,124	$4,188,649

Results of Operations for the Quarters and Nine Months Ended September 30, 2010 and 2009.

Net Income (Loss) Summary

Our net income for the quarter ended September 30, 2010 was $126.4 million, or $0.14 per share. Our net income was generated primarily by interest income on our portfolio.  Our net income for the quarter ended September 30, 2009 was $158.0 million, or $0.24 per share.  We attribute the decrease in our net income per share for the quarter ended September 30, 2010 as compared to September 30, 2009 to the absence of realized gains on sales of investments that are now recorded as financings pursuant to ASC 810.

Our net income for the nine months ended September 30, 2010 was $376.6 million, or $0.49 per share.  Our net income was generated primarily by interest income on our portfolio.  Our net income for the nine months ended September 30, 2009 was $228.5 million, or $0.51 per share.  We attribute the decrease in our net income per share for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 to the timing of the deployment of proceeds from a secondary offering, which was completed on June 28, 2010, of 115,000,000 shares of our common stock.

The table below presents the net income (loss) summary for the quarters and nine months ended September 30, 2010 and 2009.

Net Income (Loss) Summary
(dollars in thousands, except for share and per share data)
(unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Interest Income:
Interest income	$140,405	$104,690	$402,911	$197,774
Interest expense	10,527	9,197	25,099	26,552

Interest income, non-retained	58,090	-	158,780	-
Interest expense, non-retained	32,237	-	87,488	-
Net interest income (expense)	155,731	95,493	449,104	171,222
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,314)	(6,209)	(48,747)	(14,784)
Non-credit portion of loss recognized in other comprehensive income (loss)	436	4,024	38,432	6,104
Net other-than-temporary credit impairment losses	(878)	(2,185)	(10,315)	(8,680)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(13,583)	-	(24,820)	-
Realized gains (losses) on sales of investments, net	2,032	74,508	2,374	87,456
Realized losses on principal write-downs of non-Agency RMBS	(2,517)	(61)	(3,792)	(61)
Total other gains (losses)	(14,068)	74,447	(26,238)	87,395
Net investment income (loss)	140,785	167,755	412,551	249,937
Other expenses:
Management fee	11,318	8,649	28,695	17,188
Provision for loan losses	482	47	2,112	1,410
General and administrative expenses	1,798	1,057	4,367	2,823
Total other expenses	13,598	9,753	35,174	21,421
Income (loss) before income taxes	127,187	158,002	377,377	228,516
Income taxes	752	-	753	1
Net income (loss)	$126,435	$158,002	$376,624	$228,515

Net income (loss) per share-basic and diluted	$0.14	$0.24	$0.49	$0.51
Weighted average number of shares outstanding-basic and diluted	883,147,726	670,324,864	773,777,431	452,016,981
Comprehensive income (loss):
Net income (loss)	$126,435	$158,002	$376,624	$228,515
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	20,408	238,969	110,465	292,061
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	878	2,185	10,315	8,680
Reclassification adjustment for realized losses (gains) included in net income (loss)	485	(74,447)	1,418	(87,395)
Other comprehensive income (loss):	21,771	166,707	122,198	213,346
Comprehensive income (loss)	$148,206	$324,709	$498,822	$441,861

Net Interest Income and Average Earning Asset Yield

We had average earning assets of $8.8 billion and $5.4 billion for the quarters ended September 30, 2010 and 2009, respectively, and $8.2 billion and $3.7 billion for the nine months ended September 30, 2010 and 2009, respectively.  Our interest income was $198.5 million and $104.7 million for the quarters ended September 30, 2010 and 2009, respectively, and $561.7 million and $197.8 million for the nine months ended September 30, 2010 and 2009, respectively.  Our interest income increase resulted from the increase in our interest earning assets which followed our 2009 and 2010 secondary offerings.  The annualized yield on our portfolio was 9.02% and 7.71% for the quarters ended September 30, 2010 and 2009, respectively, and 9.13% and 7.20% for the nine months ended September 30, 2010 and 2009, respectively.  The increase in the annualized yield is attributed to increased interest earning assets and accretion on assets purchased at significant discounts to par with the proceeds from our secondary offerings.

Our net interest income, which equals interest income less interest expense, totaled $155.7 million and $95.5 million for the quarters ended September 30, 2010 and 2009, respectively, and $449.1 million and $171.2 million for the nine months ended September 30, 2010 and 2009, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 4.44% and 6.04% for the quarters ended September 30, 2010 and 2009, respectively, and 5.14% and 4.91% for the nine months ended September 30, 2010 and 2009, respectively.  We attribute the increase in net interest income to the increase in our portfolio of higher yielding interest earning assets following our secondary offerings.  We attribute the decrease in net interest spread to increased debt issue cost amortization and increased interest expense associated with a full quarter of interest rate swap payments.

The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets, average debt balance, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009 and the year ended December 31, 2009.

Net Interest Income

	Average Earning Assets Held *	Interest Earned on Assets *	Yield on Average Interest Earning Assets	Average Debt Balance	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)

For the quarter ended September 30, 2010	$8,801,534	$198,461	9.02%	$3,733,893	$42,764	4.58%	$155,697	4.44%
For the quarter ended June 30, 2010	$8,640,373	$183,349	8.49%	$3,906,061	$28,619	2.93%	$154,730	5.56%
For the quarter ended March 31, 2010	$7,162,943	$179,845	10.04%	$3,660,334	$41,204	4.50%	$138,641	5.54%
For the year ended December 31, 2009	$4,328,892	$298,539	6.90%	$1,724,698	$35,083	2.03%	$263,456	4.87%
For the quarter ended December 31, 2009	$6,329,585	$100,765	6.37%	$2,266,357	$8,530	1.51%	$92,235	4.86%
For the quarter ended September 30, 2009	$5,433,321	$104,690	7.71%	$2,207,441	$9,197	1.67%	$95,493	6.04%

* Excludes cash and cash equivalents

Interest Expense and the Cost of Funds

We had average borrowed funds of $3.7 billion and $2.2 billion and total interest expense of $42.8 million and $9.2 million for the quarters ended September 30, 2010 and 2009, respectively.  We had average borrowed funds of $3.8 billion and $1.5 billion and total interest expense of $112.6 million and $26.6 million for the nine months ended September 30, 2010 and 2009, respectively.  Our annualized cost of funds was 4.58% and 1.67% for the quarters ended September 30, 2010 and 2009, respectively, and 3.99% and 2.29% for the nine months ended September 30, 2010 and 2009, respectively.  The increase in interest expense is related primarily to an increase in the secured debt, non-retained, that we recorded with the adoption on January 1, 2010 of ASC Topic 810 as compared to the quarter and nine months ended September 30, 2009.

The table below shows our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009 and the year ended December 31, 2009.

Average Cost of Funds

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)

For the quarter ended September 30, 2010	$3,733,893	$42,764	4.58%	0.29%	0.59%	(0.30%)	4.29%	3.99%
For the quarter ended June 30, 2010	$3,906,061	$28,619	2.93%	0.32%	0.63%	(0.31%)	2.61%	2.30%
For the quarter ended March 31, 2010	$3,660,334	$41,204	4.50%	0.23%	0.40%	(0.17%)	4.27%	4.10%
For the year ended December 31, 2009	$1,724,698	$35,083	2.03%	0.33%	1.12%	(0.79%)	1.70%	0.91%
For the quarter ended December 31, 2009	$2,266,357	$8,530	1.51%	0.24%	0.52%	(0.28%)	1.27%	0.99%
For the quarter ended September 30, 2009	$2,207,441	$9,197	1.67%	0.27%	0.84%	(0.57%)	1.40%	0.83%

Gains and Losses on Sales of Assets

During the quarter ended September 30, 2010, we sold RMBS with a carrying value of $206.0 million for realized gains of $2.0 million. During the nine months ended September 30, 2010 we sold assets with a carrying value of $295.1 million which resulted in net gains of approximately $2.4 million.  During the quarter and nine months ended September 30, 2009 we sold assets with a carrying value of $924.5 million and $1.5 billion which resulted in net gains of approximately $74.5 million and $87.5 million, respectively.

Secured Debt Financing Transactions

We did not re-securitize RMBS during the quarter ended September 30, 2010.

In addition, during the quarter ended September 30, 2010, we recorded no additional non-recourse financing with third party investors related to re-securitizations executed in prior periods.  For the nine months ended September 30, 2010, we financed $1.1 billion of AAA-rated fixed rate bonds with third party investors for net proceeds of $1.1 billion.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $11.3 million and $8.7 million for the quarters ended September 30, 2010 and 2009, respectively, and $28.7 million and $17.2 million for the nine months ended September 30, 2010 and 2009, respectively.  The management fee is based on our stockholders’ equity and the increase in the management fee for the quarter and nine months ended September 30, 2010 and September 30, 2009 resulted from the increased equity due to the completion of our secondary offerings of common stock during 2009 and 2010.

General and administrative (or G&A) expenses, including the provision for loan losses, were $2.3 million and $1.1 million for the quarters ended September 30, 2010 and 2009, respectively, and $6.5 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively.   G&A expenses increased during the period due primarily to an increase in insurance, auditing, custodial, and NYSE listing fees.

Total expenses as a percentage of average total assets were 0.77% and 0.91% for the quarters ended September 30, 2010 and 2009, respectively, and 0.79% and 0.97% for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in total expenses as a percentage of average total assets is the result of an increase in the asset base due to the completion of two secondary offerings of common stock during the second quarter of 2010.

During the quarter ended September 30, 2010 we reimbursed FIDAC approximately $177,000 for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations. During the quarter ended September 30, 2009, FIDAC waived its right to request reimbursement from the Company for these expenses.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009 and for the year ended December 31, 2009.

Management Fees, Loan Loss Provision and G&A Expenses and Operating Expense Ratios

	Total Management Fee, Loan Loss Provision and G&A Expenses	Total Management Fee, Loan Loss Provision and G&A Expenses/Total Assets	Total Management Fee, Loan Loss Provision and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)

For the quarter ended September 30, 2010	$13,598	0.77%	1.87%
For the quarter ended June 30, 2010	$11,696	0.72%	1.80%
For the quarter ended March 31, 2010	$9,880	0.73%	1.79%
For the year ended December 31, 2009	$32,867	0.99%	2.25%
For the quarter ended December 31, 2009	$11,446	1.02%	2.12%
For the quarter ended September 30, 2009	$9,753	0.91%	1.89%

Net Income (Loss) and Return on Average Equity

Our net income was $126.4 million and $158.0 million for the quarters ended September 30, 2010 and 2009, respectively, and $376.6 million and $228.5 million for the nine months ended September 30, 2010 and 2009.   The table below shows our net interest income, gains (losses) on sale of assets, unrealized gains (losses) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009 and the year ended December 31, 2009.  Our return on average equity decreased from 30.55% for the quarter ended September 30, 2009 to 17.39% for the quarter ended September 30, 2010 and 24.82% for the nine months ended September 30, 2009 to 19.97% for the nine months ended September 30, 2010 due to the to the absence of recognizing realized gains on sales of investments subsequent to the adoption of ASC 810 on January 1, 2010.

Components of Return on Average Equity
	Net Interest Income/Average Equity	Realized Gains (Losses) on Sales and OTTI/Average Equity	Unrealized Gains (Losses) on Interest Rate Swaps/Average Equity	Total Expenses/Average Equity	Income Tax/Average Equity	Return on Average Equity
	(Ratios have been annualized)

For the quarter ended September 30, 2010	21.42%	(0.19%)	(1.87%)	(1.87%)	(0.10%)	17.39%
For the quarter ended June 30, 2010	23.78%	(1.11%)	(1.73%)	(1.80%)	0.00%	19.14%
For the quarter ended March 31, 2010	25.09%	(0.57%)	0.00%	(1.79%)	0.00%	22.73%
For the year ended December 31, 2009	18.03%	6.41%	0.00%	(2.25%)	0.00%	22.19%
For the quarter ended December 31, 2009	17.09%	2.72%	0.00%	(2.12%)	0.00%	17.69%
For the quarter ended September 30, 2009	18.47%	13.97%	0.00%	(1.89%)	0.00%	30.55%

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

We held cash and cash equivalents of approximately $11.9 million and $21.0 million at September 30, 2010 and September 30, 2009, respectively.  Our cash and cash equivalents decreased due to normal quarterly fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of approximately $225.4 million and $102.3 million for the nine months ended September 30, 2010 and 2009, respectively.  The cash provided by operating activities increased due to the increase in net interest income earned by the portfolio which resulted from the increase in interest earning assets to $7.2 billion in investments at September 30, 2010 as compared to $4.3 billion at September 30, 2009.

Our investing activities used net cash of $903.0 million and $2.5 billion for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010 we utilized cash to purchase $2.3 billion in securities which were offset by proceeds from asset sales of $298.3 million and principal payments of $1.1 billion.  During the nine months ended September 30, 2009 we utilized cash to purchase $4.5 billion in securities and sold $1.6 billion and received principal payments of $403.2 million.  The increase in principal payments resulted from the larger portfolio at September 30, 2010 as compared to September 30, 2009.

Our financing activities provided net cash of $665.3 million and $2.4 billion for the nine months ended September 30, 2010 and 2009, respectively.  The nine months ended September 30, 2010 reflected net payments on repurchase agreements of $407.2 million as compared to net proceeds of $1.0 billion for the nine months ended September 30, 2009.  In addition, the nine months ended September 30, 2010 reflected net proceeds from securitized debt borrowings of $662.6 million.  During the nine months ended September 30, 2009 we had no proceeds from securitized debt borrowings.   This increase is related to the adoption of ASC 860 and ASC 810 on January 1, 2010 which required us to consolidate certain re-securitization transactions completed during 2009 that were previously recorded as sales of investments as well as certain re-securitizations completed during 2010.  In addition, the dividend payment for the nine months ended September 30, 2010 increased over the dividend payment for the nine months ended September 30, 2009 by $302.7 million due to an increased number of shares outstanding and the increase in the dividends per share declared by us.

At September 30, 2010 and December 31, 2009, the remaining maturities of repurchase agreements for RMBS is presented below.

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Overnight	$198,679	$-
1-30 days (1)	778,596	1,772,662
30 to 59 days	151,595	62,243
60 to 89 days	230,634	-
90 to 119 days	-	-
Greater than or equal to 120 days	208,719	140,497
Total	$1,568,223	$1,975,402
(1) Repurchase agreements with affiliates totaled $259.0 million as of December 31, 2009. There were no repurchase agreements with affiliates as of September 30, 2010.

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

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  However, our master repurchase agreements may require us to maintain certain debt-to-equity ratios.  At September 30, 2010 and December 31, 2009, our total recourse debt was approximately $1.6 billion and $2.0 billion which represented a recourse debt-to-equity ratio of 0.5:1 and 0.9:1, respectively.

At September 30, 2010 and December 31, 2009, we had no material commitments for capital expenditures.

Stockholders’ Equity

On September 24, 2009, we adopted a dividend reinvestment and share purchase plan, or DRSPP.  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.   The DRSPP is administered by the Administrator, The Bank of New York Mellon.  During the nine months ended September 30, 2010 we raised $263,000 by issuing 67,596 shares through the DRSPP. During the nine months ended September 30, 2009 no shares were issued under the DRSPP.

During the quarter ended September 30, 2010, we declared dividends to common shareholders totaling $158.8 million, or $0.18 per share, all of which was paid on October 28, 2010.  During the quarter ended December 31, 2009, we declared dividends to common shareholders totaling $113.8 million, or $0.17 per share.

There was no preferred stock issued or outstanding as of September 30, 2010 or December 31, 2009.

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

Financing Arrangements with Affiliates

In April 2009, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCap Securities, Inc, an affiliate.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  At September 30, 2010 and December 31, 2009 we had no financing under this agreement.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

In March 2008, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in the form Master Repurchase Agreement.  At September 30, 2010 we had no financing under this agreement.  At December 31, 2009, the Company financed $259.0 million under this agreement at a weighted average rate of 1.72%.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

Restricted Stock Grants

During the quarter and nine months ended September 30, 2010, 48,125 and 114,075 shares of restricted stock we had awarded to our Manager’s employees vested and 17,083 and 19,780 shares were forfeited or cancelled, respectively.  We did not grant any incentive awards during the quarter or nine months ended September 30, 2010.

At September 30, 2010 there are approximately 917,125 unvested shares of restricted stock issued to employees of FIDAC.  For the quarter and nine months ended September 30, 2010, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $114,000 and $365,000, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2010 and December 31, 2009.

September 30, 2010
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,568,223	$-	$-	$-	$1,568,223
Securitized debt	568,696	861,401	377,406	479,097	2,286,600
Interest expense on RMBS repurchase agreements (1)	1,615	-	-	-	1,615
Interest expense on securitized debt (1)	102,054	136,020	79,728	201,118	518,920
Total	$2,240,588	$997,421	$457,134	$680,215	$4,375,358
(1) Interest is based on variable rates in effect as of September 30, 2010.

December 31, 2009
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS (1)	$1,975,402	$-	$-	$-	$1,975,402
Securitized debt	37,192	70,885	59,382	240,945	408,404
Interest expense on RMBS repurchase agreements (2)	1,050	-	-	-	1,050
Interest expense on securitized debt (2)	19,708	36,826	30,306	132,418	219,258
Total	$2,033,352	$107,711	$89,688	$373,363	$2,604,114
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

Capital Resources

At September 30, 2010 and December 31, 2010, we had no material commitments or capital expenditures.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally repurchase agreements, warehouse facilities, securitization, commercial paper and term financing CDOs. Our repurchase agreements and warehouse facilities may be of limited duration that are periodically refinanced at current market rates. We intend to mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

	September 30, 2010
Change in Interest Rate	Projected Percentage Change in Net Interest Income %	Projected Percentage Change in Portfolio Value %
-75 Basis Points	(21.42%)	4.56%
-50 Basis Points	(16.19%)	3.01%
-25 Basis Points	(10.69%)	1.49%
Base Interest Rate
+25 Basis Points	4.42%	(1.46%)
+50 Basis Points	7.94%	(2.89%)
+75 Basis Points	11.46%	(4.29%)

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2010.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$9,148,174	$1,144,532	$2,375,870	$2,351,407	$15,019,983
Cash equivalents	11,949	-	-	-	11,949
Total rate sensitive assets	9,160,123	1,144,532	2,375,870	2,351,407	15,031,932

Rate sensitive liabilities	3,258,710	208,719	450,000	-	3,917,429
Interest rate sensitivity gap	$5,901,413	$935,813	$1,925,870	$2,351,407	$11,114,503

Cumulative rate sensitivity gap	$5,901,413	$6,837,226	$8,763,096	$11,114,503
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	39%	45%	58%	74%

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

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-Agency RMBS and whole mortgage loans we may acquire. We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS and whole mortgage loans we may acquire. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, recent legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to the recent legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has recently been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these recent legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers do not perform as expected, as highlighted in recent press reports concerning certain foreclosure proceedings and investigations, our business, financial condition and results of operations and ability to make distributions to our shareholders may be materially adversely affected.

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited consolidated statement of financial condition at December 31, 2009); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarter ended September 30, 2010.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
November 1, 2010

By:	/s/ A. Alexandra Denahan
A. Alexandra Denahan
Chief Financial Officer (Principal Financial Officer)
November 1, 2010