Form 10-K
period 2010-12-31
CHIMERA INVESTMENT CORP
filed 2011-02-28
CIK 1409493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2010

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
 Yes  X                       No   ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes_X__ No____

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

At June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,025,787,429 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on February 16, 2011 was 1,027,058,153.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

CHIMERA INVESTMENT CORPORATION

2010 FORM 10-K ANNUAL REPORT

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

●
the impact of and changes to various government programs, including the US Department of the Treasury’s purchase of Agency residential mortgage-backed securities, the Term Asset-Backed Securities Loan Facility and the Public-Private Investment program;

●	our expected investments;

●	changes in the value of our investments;

●	interest rate mismatches between our investments and our borrowings used to fund such purchases;

●	changes in interest rates and mortgage prepayment rates;

●	effects of interest rate caps on our adjustable-rate investments;

●	rates of default or decreased recovery rates on our investments;

●	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

●	availability of investment opportunities in real estate-related and other securities;

●	availability of qualified personnel;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition; and

●	market trends in our industry, interest rates, the debt securities markets or the general economy.

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

PART I

Item 1.  Business

The Company

We are a specialty finance company that invests, either directly or indirectly through our subsidiaries, in residential mortgage-backed securities, or RMBS, residential mortgage loans, commercial mortgage loans, real estate-related securities and various other asset classes.  We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007.  Therefore, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.  We were incorporated in Maryland in June 2007 and commenced operations in November 2007.  We listed our common stock on the New York Stock Exchange, or NYSE, in November 2007 and trade under the symbol “CIM”.

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

Our Manager

We are externally managed and advised by FIDAC, a fixed-income management company, pursuant to a management agreement.  All of our officers are employees of our Manager or one of its affiliates.  We believe our relationship with our Manager enables us to leverage our Manager’s well-respected and established portfolio management resources for each of our targeted asset classes and its sophisticated infrastructure supporting those resources, including investment professionals focusing on residential mortgage loans, U.S. government agency residential mortgage-backed securities, or Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, non-Agency RMBS, commercial mortgage loans, commercial mortgage-backed securities, or CMBS, and other asset-backed securities, or ABS.  Additionally, we have benefitted and expect to continue to benefit from our Manager’s finance and administration functions, which address legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.  Our Manager commenced active investment management operations in 1994.

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

Our Investment Strategy

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation.  We intend to achieve this objective by investing in a diversified investment portfolio of RMBS, residential mortgage loans, real estate-related securities and various other asset classes, subject to maintaining our REIT status and exemption from registration under the 1940 Act.  The RMBS, ABS, CMBS, and collateralized debt obligations, or CDOs, we purchase may include investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

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

Our targeted asset classes and the principal investments we expect to make in each are as follows:

Asset Class		Principal Investments

Residential Mortgage-Backed Securities	●	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

	●	Agency RMBS.

Residential Mortgage Loans	●
Prime mortgage loans, which are mortgage loans that conform to the underwriting guidelines of Fannie Mae and Freddie Mac, which we refer to as Agency Guidelines; and jumbo prime mortgage loans, which are mortgage loans that conform to the Agency Guidelines except as to loan size.

●
Alt-A mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than the documentation standards applied by certain other first lien mortgage loan purchase programs, such as the Agency Guidelines, but have one or more compensating factors such as a borrower with a strong credit or mortgage history or significant assets.

Commercial Mortgage Loans	●
First or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units; and mixed residential or other commercial properties; retail properties; office properties; or industrial properties, which may or may not conform to the Agency Guidelines.

Other Asset-Backed Securities	●	CMBS.

	●	Debt and equity tranches of CDOs.

	●	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at December 31, 2010 was weighted toward non-Agency RMBS.   At December 31, 2010, approximately 83.4% of our investment portfolio was non-Agency RMBS, 12.6% of our investment portfolio was Agency RMBS, and 4.0% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2009, approximately 64.6% of our investment portfolio was non-Agency RMBS, 23.3% of our investment portfolio was Agency RMBS, and 12.1% of our investment portfolio was securitized residential mortgage loans. We expect that over the near term, our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

In addition, we have engaged in and anticipate continuing to engage in transactions with residential mortgage lending operations of leading commercial banks and other high-quality originators in which we identify and re-underwrite residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator would structure the securitization and we would purchase the resulting mezzanine and subordinate non-Agency RMBS.  We may also engage in similar transactions with non-Agency RMBS in which we acquire once AAA-rated non-Agency RMBS and immediately re-securitize those securities.  We may sell the resulting AAA-rated super senior RMBS and retain the rated or unrated mezzanine RMBS.  Our investment decisions, however, will depend on prevailing market conditions and will change over time.  As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments.  We may change our investment strategy and policies without a vote of our stockholders.

We have elected to be taxed as a REIT and operate our business to be exempt from registration under the 1940 Act, and therefore we are required to invest a substantial majority of our assets in loans secured by mortgages on real estate and real estate-related assets.  Subject to maintaining our REIT qualification and our 1940 Act exemption, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

Investment Portfolio

The following briefly discusses the principal types of investments that we have made and expect to make:

Residential Mortgage-Backed Securities

We have invested in and intend to continue to invest in RMBS which are typically pass-through certificates created by the securitization of a pool of mortgage loans that are collateralized by residential real estate properties.

The securitization process is governed by one or more of the rating agencies, including Fitch Ratings, Moody’s Investors Service, Standard & Poor’s, and DBRS Limited which determine the respective bond class sizes, generally based on a sequential payment structure.  Bonds that are rated from AAA to BBB by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class are considered “below-investment grade” or “non-investment grade.”  The respective bond class sizes are determined based on the review of the underlying collateral by the rating agencies.  The payments received from the underlying loans are used to make the payments on the RMBS.  Based on the sequential payment priority, the risk of nonpayment for the investment grade RMBS is lower than the risk of nonpayment for the non-investment grade bonds.  Accordingly, the investment grade class is typically sold at a lower yield compared to the non-investment grade classes which are sold at higher yields.

We invest in investment grade and non-investment grade RMBS.  We evaluate the credit characteristics of these types of securities, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime cap, weighted-average loan-to-value and weighted-average FICO score.  Qualifying securities are then analyzed using base line expectations of expected prepayments and loss severities, issuers and the current state of the fixed-income market and broader economy in general.  Losses and prepayments are stressed simultaneously based on a credit risk-based model.  Securities in this portfolio are monitored for variance from expected prepayments, severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments.

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

We may invest in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac which are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect passing through monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities.  We may also invest in CMOs issued by the Agencies.  CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates.  Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired.

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

Residential Mortgage Loans

We have invested and intend to continue to invest in residential mortgage loans (mortgage loans secured by residential real property) primarily through direct purchases from selected high-quality originators.  We may to enter into additional mortgage loan purchase agreements with a number of primary mortgage loan originators, including mortgage bankers, commercial banks, savings and loan associations, home builders, credit unions and mortgage conduits.  We may also purchase mortgage loans on the secondary market.  We expect these loans to be secured primarily by residential properties in the United States.

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

We may originate mortgage loans or provide other types of financing to the owners of real estate.  We currently do not intend to establish a loan servicing platform, but expect to retain highly-rated servicers to service our mortgage loan portfolio.  We purchase certain residential mortgage loans on a servicing-retained basis.  In the future, however, we may decide to originate mortgage loans or other types of financing, and we may elect to service mortgage loans and other types of assets.

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

We expect that the loans we acquire will be first lien, single-family residential traditional fixed-rate, adjustable-rate and hybrid adjustable-rate loans with original terms to maturity of not more than 40 years and are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter.  Fixed-rate mortgage loans bear an interest rate that is fixed for the life of the loan.  All adjustable-rate and hybrid adjustable-rate residential mortgage loans will bear an interest rate tied to an interest rate index.  Most loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date.  The interest rate on each adjustable-rate mortgage loan resets monthly, semi-annually or annually and generally adjusts to a margin over a U.S. Treasury index or London Interbank Offer Rate, or LIBOR, index.  Hybrid adjustable-rate loans have a fixed rate for an initial period, generally three to ten years, and then convert to adjustable-rate loans for their remaining term to maturity.

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

Commercial Mortgage Loans

We may invest in commercial mortgage loans.  Generally, we may invest in first or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units, or by mixed residential or other commercial properties, retail properties, office properties or industrial properties.  These loans may or may not conform to the Agency guidelines.

Other Asset-Backed Securities

We may invest in securities issued in various CDO offerings to gain exposure to bank loans, corporate bonds, ABS, mortgages, RMBS, CMBS, and other instruments.  To avoid any actual or perceived conflicts of interest with our Manager, an investment in any such security structured or managed by our Manager will be approved by a majority of our independent directors.  To the extent such securities are treated as debt of the CDO issuer for federal income tax purposes, we will hold the securities directly, subject to the requirements of our continued qualification as a REIT.  To the extent the securities represent equity interests in a CDO issuer for federal income tax purposes, we may be required to hold such securities through a taxable REIT subsidiary, or TRS, which would cause the income recognized with respect to such securities to be subject to federal (and applicable state and local) corporate income tax.  See “Risk Factors – Tax Risks.”  We could fail to qualify as a REIT or we could become subject to a penalty tax if the income we recognize from certain investments that are treated or could be treated as equity interests in a foreign corporation exceed 5% of our gross income in a taxable year.

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

Our board of directors and our Manager’s Investment Committee have adopted the following guidelines for our investments and borrowings:

●	No investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

●	No investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

●	With the exception of real estate and housing, no single industry shall represent greater than 20% of the securities or aggregate risk exposure in our portfolio; and

●
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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2010, our ratio of debt-to-equity was 1.1:1. For purposes of calculating this ratio, our equity is equal to the total stockholders’ equity on our consolidated statements of financial condition.  Our debt consists of repurchase agreements and securitized debt.   As part of our borrowing, we have entered into a RMBS repurchase agreement with Annaly, which owns approximately 4.38% of our outstanding shares of common stock.  As of December 31, 2010, we had no financing under this agreement. As of December 31, 2009, we had outstanding under this agreement $259.0 million which consisted of approximately 10.95% of our total financing. In addition, we have entered into a RMBS repurchase agreement with RCap Securities, Inc, a wholly owned subsidiary of Annaly. As of December 31, 2010 and 2009, we had no financing under this agreement.

Subject to our maintaining our qualification as a REIT, we may use a number of sources to finance our investments, including the following:

●
Repurchase Agreements.  We finance certain of our assets through the use of repurchase agreements.  We anticipate that repurchase agreements will be one of the sources we will use to achieve our desired amount of leverage for our residential real estate assets.  We maintain formal relationships with multiple counterparties to obtain financing on favorable terms.

●
Warehouse Facilities.  We may utilize credit facilities for capital needed to fund our assets.  We intend to maintain formal relationships with multiple counterparties to maintain warehouse lines on favorable terms.

●
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

●
Asset-Backed Commercial Paper.  We may finance certain of our assets using asset-backed commercial paper, or ABCP, conduits, which are bankruptcy-remote special purpose vehicles that issue commercial paper and the proceeds of which are used to fund assets, either through repurchase or secured lending programs.  We may utilize ABCP conduits of third parties or create our own conduit.

●
Term Financing CDOs.  We may finance certain of our assets using term financing strategies, including CDOs and other match-funded financing structures.  CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities and corporate debt.  Like typical securitization structures, in a CDO:

o	the assets are pledged to a trustee for the benefit of the holders of the bonds;
o	one or more classes of the bonds are rated by one or more rating agencies; and
o	one or more classes of the bonds are marketed to a wide variety of fixed-income investors which enables the CDO sponsor to achieve a relatively low cost of long-term financing.

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

We engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.  The federal income tax rules applicable to REITs may require us to implement certain of these techniques through a TRS that is fully subject to corporate income taxation.  Our interest rate management techniques may include:

●	puts and calls on securities or indices of securities;

●	Eurodollar futures contracts and options on such contracts;

●	interest rate caps, swaps and swaptions;

●	U.S. Treasury securities and options on U.S. Treasury securities; and

●	other similar transactions.

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

For the years ended December 31, 2010, 2009 and 2008, our Manager earned management fees of $40.9 million, $25.7 million and $8.4 million, respectively and received expense reimbursement of $465 thousand, $0 and $0, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

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

Available Information

Our investor relations website is www.chimerareit.com.  We make available on the website under "Financial Information/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

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

During the second half of 2008, in 2009, and in 2010, the U.S. government, through the Federal Housing Administration, or FHA, and the FDIC, implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans and the Home Affordable Modification Program, or HAMP, which provides a detailed, uniform model for one-time modification of eligible residential mortgage loans.  The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings.  These loan modification programs, including future legislative or regulatory actions and amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage may adversely affect the value of, and the returns on, our non-Agency RMBS and Agency RMBS.  Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any modification.

The U.S. Government's pressing for refinancing of certain loans may affect prepayment rates for mortgage loans in mortgage-backed securities.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans in mortgage-backed securities.  In connection with government-related securities, in February 2009 President Obama unveiled the Homeowner Affordability and Stability Plan, which, in part, calls upon Fannie Mae and Freddie Mac to loosen their eligibility criteria for the purchase of loans in order to provide access to low-cost refinancing for borrowers who are current on their mortgage payments but who cannot otherwise qualify to refinance at a lower market rate.  The major change was to permit an increase in the loan-to-value, or LTV, ratio of a refinancing loan eligible for sale up to 105%.  In July 2009, the FHFA authorized Fannie Mae and Freddie Mac to raise the present LTV ratio ceiling of 105% to 125%.  The charters governing the operations of Fannie Mae and Freddie Mac prohibit purchases of loans with loan to value ratios in excess of 80% unless the loans have mortgage insurance (or unless other types of credit enhancement are provided in accordance with the statutory requirements).  The FHFA, which regulates Fannie Mae and Freddie Mac, determined that new mortgage insurance will not be required on the refinancing if the applicable entity already owns the loan or guarantees the related mortgage-backed securities.  Additionally, the Treasury reports that in some cases a new appraisal will not be necessary upon refinancing.  The Treasury estimates that up to 5,000,000 homeowners with loans owned or guaranteed by Fannie Mae or Freddie Mac may be eligible for this refinancing program, which has been extended to terminate in June 2011.

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

The U.S. Department of Housing and Urban Development launched the FHA Short Refinance Option for people who owe more on their mortgage than their home is worth because their local markets saw large declines in home values. These people can refinance their mortgages into an FHA loan subject to certain conditions. This program, which the Administration estimates could help up to 3 million to 4 million homeowners, is due to run through the end of 2012.

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

The TALF was first announced by the Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement.  Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset backed securities but not RMBS.  The nature of the eligible assets has been expanded several times.  The Treasury has stated that through its expansion of the TALF, non-recourse loans will be made available to investors to certain fund purchases of legacy securitization assets.  On March 23, 2009, the Treasury in conjunction with the FDIC, and the Federal Reserve, announced the PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds.  The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing. The TALF program ended in June 2010.

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

The conservatorship of Fannie Mae and Freddie Mac, their reliance upon the U.S. Government for solvency, and related efforts that may significantly affect Fannie Mae and Freddie Mac and their relationship with the U.S. Government, may adversely affect our business, operations and financial condition.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government Congress passed the Housing and Economic Recovery Act of 2008, or the HERA.  Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac.  On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs their operations and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of their shareholders, directors and officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and Fannie Mae and Freddie Mac have entered into Preferred Stock Purchase Agreements (or PSPAs) pursuant to which the Treasury has ensured that each of Fannie Mae and Freddie Mac maintains a positive net worth. On December 24, 2009, the Treasury amended the terms of the PSPAs to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

In addition, in 2008 the Federal Reserve established a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Bank and $500 billion in Agency mortgage-backed securities. These targets were increased in March 2009 to $200 billion and $1.25 trillion of Agency debentures and Agency mortgage-backed securities, respectively. The Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, and were meant to support housing markets and foster improved conditions in financial markets more generally.  The Federal Reserve completed this program in March 2010.

The problems faced by Fannie Mae and Freddie Mac resulting in their placement into federal conservatorship and receipt of significant U.S. Government support have sparked debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans and mortgage-backed securities.  With Fannie Mae’s and Freddie Mac’s future under debate, the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Any changes to the nature of their guarantee obligations could redefine what constitutes a mortgage-backed security and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac are eliminated, or their structures change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire Agency RMBS.

Although the Treasury previously committed capital to Fannie Mae and Freddie Mac through 2012, and in the White Paper the Treasury committed to providing sufficient capital to enable Fannie Mae and Freddie Mac to meet their current and future guarantee obligations, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.  Furthermore, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from mortgage-backed securities, and tightening the spread between the interest we earn on our mortgage-backed securities and the cost of financing those assets.

On February 11, 2011, the U.S Department of the Treasury (or Treasury) issued a White Paper titled “Reforming America's Housing Finance Market” (or the White Paper) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market.  Any such proposals, if enacted, may have broad adverse implications for the mortgage-backed securities market and our business, operations and financial condition.  We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether or when such proposals may be enacted, what form any final legislation or policies might take and how proposals, legislation or policies emanating from the White Paper may impact the mortgage-backed securities market and our business, operations and financial condition.  We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in the White Paper.

Future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, including those that result in their winding down, nationalization, privatization, or elimination, may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such policies could increase the risk of loss on investments in mortgage-backed securities guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such policies could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

We have received financing from Annaly which is a significant shareholder of ours and which owns our Manager.

Our ability to fund our investments on a leveraged basis depends to a large extent upon our ability to secure warehouse, repurchase, credit, and/or commercial paper financing on acceptable terms. The current dislocation in the non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, commencing in 2008, we entered into a RMBS repurchase agreement with Annaly, which owns approximately 4.38% of our outstanding shares of common stock. This agreement contains customary representations, warranties and covenants contained in such agreements including Annaly having the right to make margin calls if the value of our RMBS collateralizing the agreement falls.  As of December 31, 2009, we had $259.0 million outstanding under this agreement which consists of approximately 10.95% of our total financing.  As of December 31, 2010, we had no amounts outstanding under this agreement.  We cannot assure you that Annaly will provide us with financing in the future. If Annaly does not provide us with financing at a time we are unable to obtain other financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

Risks Associated With Our Management and Relationship With Our Manager

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. We have no employees other than our officers.  Our officers are also employees of our Manager, which has significant discretion as to the implementation of our investment and operating policies and strategies.   Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager.  Our Manager’s employees evaluate, negotiate, structure, close and monitor our investments; therefore, our success will depend on their continued service.  The departure of any of the senior managers of our Manager could have a material adverse effect on our performance.  In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s senior managers.  Our management agreement with our Manager only extends until December 31, 2011.  If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.  Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s employees are contractually dedicated to us under our management agreement with our Manager.  The only employees of our Manager who are primarily dedicated to our operations are Matthew Lambiase, our President and Chief Executive Officer, Alexandra Denahan, our Chief Financial Officer, Christian J. Woschenko, our Head of Investments, and William B. Dyer, our Head of Underwriting.

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

We pay our Manager substantial management fees regardless of the performance of our portfolio.   Our Manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.   This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.  Annaly owns approximately 4.38% of our outstanding shares of common stock which entitles them to receive quarterly distributions.  In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital.  Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.  Annaly may sell the shares in us purchased concurrently with our initial public offering at any time.  Annaly may sell the shares in us purchased immediately after our 2008 secondary offering at any time after the earlier of (i) October 24, 2011 or (ii) the termination of the management agreement.  Annaly may sell the shares in us that it purchased immediately after our April 15, 2009 secondary offering at any time after the earlier of (i) April 15, 2012 or (ii) the termination of the management agreement. Annaly may sell the shares in us that it purchased immediately after our May 27, 2009 secondary offering at any time after the earlier of (i) May 27, 2012 or (ii) the termination of the management agreement.  To the extent Annaly sells some of its shares, its interests may be less aligned with our interests.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our president, chief financial officer, head of investments, treasurer, controller, secretary and head of underwriting also serve as employees of our Manager.   In addition, certain of our directors are employees of our Manager or its affiliates.   Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors review our Manager’s performance and the management fees annually, the management agreement may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock (other than those shares held by Annaly or its affiliates), based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. Additionally, upon such termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual base management fee calculated as of the end of the most recently completed fiscal quarter.   These provisions may adversely affect our ability to terminate our Manager without cause. The management agreement is renewable on an annual basis, however, our Manager may terminate the management agreement annually upon 180-days’ prior notice.   If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

The capital and credit markets have been experiencing extreme volatility and disruption since August 2007.  The volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain lenders.  We depend upon the availability of adequate funding and capital for our operations.  We intend to finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, securitizations, commercial paper and CDOs.  Our access to capital depends upon a number of factors over which we have little or no control, including:

●	general market conditions;
●	the market’s perception of our growth potential;
●	our current and potential future earnings and cash distributions;
●	the market price of the shares of our capital stock; and
●	the market’s view of the quality of our assets.

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

Certain issuers of ABCP, have been unable to place (or roll) their securities, which has resulted, in some instances, in forced sales of RMBS, and other securities which has further negatively impacted the market value of these assets.  These market conditions are fluid and likely to change over time.

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

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Because we are a holding company that will conduct its businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act, the rules and regulations promulgated under the 1940 Act and SEC staff interpretative guidance, which may adversely affect our performance.

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

We expect certain subsidiaries to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of each of their portfolios must be comprised of qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. If the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

We expect certain of our subsidiaries we may form in the future to rely on Section 3(c)(7) for their 1940 Act exemption and, therefore our interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether we pass the 40% test.

We may in the future, however, organize one or more subsidiaries that seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7.  If we organize subsidiaries that rely on Rule 3a-7 for an exemption from the 1940 Act, these subsidiaries will also need to comply with the restrictions described in “Business—Operating and Regulatory Structure—1940 Act Exemption.” In general, Rule 3a-7 exempts from the 1940 Act issuers that limit their activities as follows:

●           the issuer issues securities the payment of which depends primarily on the cash flow from “eligible assets” that by their terms convert into cash within a finite time period;

●           the securities sold are fixed income securities rated investment grade by at least one rating agency (fixed income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer);

●           the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued, (2) so that the acquisition or disposition does not result in a downgrading of the issuer’s fixed income securities and (3) the eligible assets are not acquired or disposed of for the primary purpose of recognizing gains or decreasing losses resulting from market value changes; and

●           unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

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

Certain financing facilities we may enter into may contain extensive restrictions, covenants, and representations and warranties that, among other things, require us to satisfy specified financial, asset quality, loan eligibility and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. The covenants and restrictions we expect in our financing facilities may restrict our ability to, among other things:

●	incur or guarantee additional debt;
●	make certain investments or acquisitions;
●	make distributions on or repurchase or redeem capital stock;
●	engage in mergers or consolidations;
●	finance mortgage loans with certain attributes;
●	reduce liquidity below certain levels;
●	grant liens;
●	incur operating losses for more than a specified period;
●	enter into transactions with affiliates; and
●	hold mortgage loans for longer than established time periods.

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

We will try to use repurchase agreements, warehouse facilities, credit facilities and commercial paper to finance our investments. We currently have uncommitted repurchase agreements with 23 counterparties, including Annaly, for financing our RMBS.  Our repurchase agreements are uncommitted and the counterparty may refuse to advance funds under the agreements to us.  If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

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

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

●	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
●	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability;
●	the amount of income that a REIT may earn from hedging transactions (other than through TRSs) to offset interest rate losses is limited by federal tax provisions governing REITs;
●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
●	the party owing money in the hedging transaction may default on its obligation to pay.

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

There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

●	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability;
●	as explained in further detail in the risk factor immediately below, the party owing money in the hedging transaction may default on its obligation to pay;
●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
●
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

Compliance with proposed and recently enacted changes in securities laws and regulations increases our costs.

The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the SEC and the New York Stock Exchange have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  We believe that these rules and regulations will make it more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our board of directors, particularly to serve on our audit committee.

The Dodd-Frank Act contains many regulatory changes and calls for future rulemaking that may affect our business, including, but not limited to resolutions involving derivatives, risk-retention in securitizations and short-term financings.  We are evaluating the potential impact of regulatory change under the Dodd-Frank Act.

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

A significant portion of our portfolio investments will be recorded at fair value as determined in accordance with our pricing policy and, as a result, there will be uncertainty as to the value of these investments.

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

Before making an investment, our Manager assesses the strengths and weaknesses of the originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Manager relies on resources available to it and, in some cases, an investigation by third parties. This process is particularly important with respect to newly formed originators or issuers with unrated and other subordinated tranches of RMBS and ABS because there may be little or no information publicly available about these entities and investments. There can be no assurance that our Manager’s due diligence process will uncover all relevant facts or that any investment will be successful.

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate and may own real estate directly in the future, either through direct investments or upon a default of mortgage loans. Real estate investments are subject to various risks, including:

●	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
●	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
●	adverse changes in national and local economic and market conditions;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and
●	the potential for uninsured or under-insured property losses.

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

Our Manager utilizes analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

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

Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as RMBS. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

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

Violations of certain provisions of federal, state and local laws by the originator, the servicer or us, as well as actions by governmental agencies, authorities and attorneys general, may limit our or the servicer’s ability to collect all or part of the principal of, or interest on, the residential mortgage loans we purchase and hold, and loans that serve as security for the RMBS we purchase and hold.  Violations could also subject the entity that made or modified the loans to damages and administrative enforcement (including disgorgement of prior interest and fees paid).  In particular, a loan seller’s failure to comply with certain requirements of federal and state laws could subject the seller (and other assignees of the mortgage loans) to monetary penalties and result in the obligors’ rescinding the mortgage loans against the seller and any subsequent holders of the mortgage loans, even if the assignee was not responsible for and was unaware of those violations.  These adverse consequences vary depending on the applicable law and may vary depending on the type or severity of the violation, but they typically include:

●	the ability of the homeowner to rescind, or cancel, the loan;

●	the inability of the holder of the loan to collect all of the principal and interest otherwise due on the loan;

●	the right of the homeowner to a refund of amounts previously paid (which may include amounts financed by the loan), or to set off those amounts against his or her future loan obligations; and

●	the liability of the servicer and the owner of the loan for actual damages, statutory damages and punitive damages, civil or criminal penalties, costs and attorneys’ fees.

The terms of the documents under which we intend to purchase loans, and the terms of the documents used to create the RMBS we intend to purchase, may entitle the holders of the loans and the special purpose vehicles that hold loans in RMBS to contractual indemnification against these liabilities.  For example, the sellers of loans placed in a securitization typically represent that each mortgage loan was made in compliance with applicable federal and state laws and regulations at the time it was made.  If there is a material breach of that representation, the seller may be contractually obligated to cure the breach or repurchase or replace the affected mortgage loan.  If the seller is unable or otherwise fails to satisfy these obligations, the yield on the loans and RMBS might be materially and adversely affected.  Due to the well publicized recent deterioration in the housing and commercial property markets, many of the sellers that issued these indemnifications are no longer in business or are unable to financially respond to their indemnification obligations.  Consequently, holders of interests in the loans and RMBS may ultimately have to absorb the losses arising from the sellers’ violations.  While we attempt to take these factors into account in the prices we pay for loans and RMBS, we can offer no assurances concerning the validity of the assumptions we use in our pricing decisions.

Furthermore, the volume of new and modified laws and regulations at both the federal and state levels has increased in recent years.  For example, H.R. 1105, which was signed into law in March 2009, gives the Federal Trade Commission, or FTC, authority to issue rules under which it will define what constitutes unfair and deceptive practices relating to mortgage lending and loan servicing and which gives enforcement authority to state attorneys general.  There is also an increased risk that the both we and the servicer of loans we purchase or that are held in RMBS we purchase may be involved in litigation over violations or alleged violations of recently enacted and proposed laws.  It is possible that these laws might result in additional significant costs and liabilities, which could further adversely affect the results of our operations.  Any litigation would increase our expenses and reduce funds available for distribution to our stockholders.

Some local municipalities also have enacted laws that impose potentially significant penalties on loan servicing activities related to abandoned properties or real estate owned properties.

Any of these preceding could result in delays and/or reductions in receipts of amounts due on the loans we intend to purchase or on the loans held in RMBS we intend to purchase, harming our income and operating results.

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

There is the potential for limitations on our ability to finance purchases of loans and RMBS, and for losses on the loans and RMBS we purchase, as a result of violations of law by the originating lenders.

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

In May of 2009, another securitizer of residential mortgage loans entered into a settlement agreement with the Commonwealth of Massachusetts stemming from its investigation of subprime lending and securitization markets.  The securitizer agreed to provide loan restructuring (including significant principal write-downs) valued at approximately $50 million to Massachusetts subprime borrowers and to make a $10 million payment to the Commonwealth.  If other courts or regulators take similar actions, investment banks and investors in residential and commercial mortgage loans and RMBS (such as us) might face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies or securitizers with which they do business or they might be prohibited from foreclosing on loans they purchased.  Some investment banks may charge more for warehouse lending and reduce the prices they pay for loans to build in the costs of this potential litigation or exit the business entirely, thereby increasing our cost of borrowing.  Any such actions by courts and regulators, and any such increases in our costs of borrowing, could, in turn, have a material adverse effect on our results of operations, financial condition, and business prospects.

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

The federal government’s pressing for refinancing of certain loans may affect prepayment rates for mortgage loans in RMBS.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the federal government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans in RMBS.  To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in RMBS, that could potentially harm our income and operating results, particularly in connection with loans or RMBS purchased at a premium or our interest-only securities.

Federal and state agencies have taken enforcement actions and enacted regulations and government programs  that require government sponsored enterprises (such as Fannie Mae and Freddie Mac), insured depository institutions, and state regulated loan servicers to engage in loss mitigation activities relating to residential mortgage loans.

Federal and state agencies have taken enforcement actions and enacted regulations that require government sponsored enterprises (such as Fannie Mae and Freddie Mac), insured depository institutions, and state regulated loan servicers to engage in loss mitigation activities relating to residential mortgage loans.  Other agencies have published policies that strongly recommend these entities to engage in loss mitigation activities.  These loss mitigation activities may include, for example, loan modifications that significantly reduce interest and payments, deferrals of payments, and reductions of principal balances.  Such modifications may adversely affect our business and financial condition.

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

These laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans, or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans on behalf of the holders of RMBS.   Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs.  Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms is likely to negatively impact our business, financial condition, liquidity and results of operations.

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

At December 31, 2010, we had 1,027,034,357 shares of common stock issued and outstanding.  The market price of shares of our common stock may be highly volatile and could be subject to wide fluctuations.  In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Risk Factors” and “A Warning About Forward-Looking Statements” and in the information incorporated and deemed to be incorporated by reference herein, as well as:

●	actual or anticipated variations in our quarterly operating results or business prospects;
●	changes in our earnings estimates or publication of research reports about us or the real estate industry;
●	an inability to meet or exceed securities analysts' estimates or expectations;
●	increases in market interest rates;
●	hedging or arbitrage trading activity in our shares of common stock;
●	capital commitments;
●	changes in market valuations of similar companies;
●	changes in valuations of our assets;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	additions or departures of management personnel;
●	actions by institutional shareholders;
●	speculation in the press or investment community;
●	changes in our distribution policy;
●	regulatory changes affecting our industry generally or our business;
●	general market and economic conditions; and
●	future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

Common stock eligible for future sale may have adverse effects on our share price.

If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of the common stock.  Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for the common stock.  At December 31, 2010, we had 1,027,034,357 shares of common stock issued and outstanding.  Annaly owned approximately 4.38% of our outstanding shares of common stock as of December 31, 2010.  Our equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 8% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a ceiling of 40,000,000 shares available for issuance under the plan.  On January 2, 2008, our executive officers and other employees of our Manager and our independent directors were granted, as a group, 1,301,000 shares of our restricted common stock.  The restricted common stock granted to our executive officers and other employees of our Manager or its affiliates vests in equal installments on the first business day of each fiscal quarter over a period of 10 years beginning on January 2, 2008, of which 416,200 shares vested and 43,025 shares were forfeited as of December 31, 2010.  The restricted common stock granted to our executive officers and other employees of our Manager or its affiliates that remain outstanding and are unvested will fully vest on the death of the individual.  We do not make distributions on shares of restricted stock that have not vested.

Annaly has agreed with us to a lock-up period in connection with the shares purchased by Annaly immediately after our 2008 secondary offering that will expire at the earlier of (i) October 24, 2011 or (ii) the termination of the management agreement.  Annaly has agreed with us to a further lock-up period in connection with the shares purchased by Annaly immediately after our April 15, 2009 secondary offering that will expire at the earlier of (i) April 15, 2012 or (ii) the termination of the management agreement. Annaly has agreed with us to a further lock-up period in connection with the shares purchased by Annaly immediately after our May 27, 2009 secondary offering that will expire at the earlier of (i) May 27, 2012 or (ii) the termination of the management agreement. When the lock-up periods expire, these common shares will become eligible for sale, in some cases subject to the requirements of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.   The market price of our common stock may decline significantly when the restrictions on resale by certain of our stockholders lapse.  Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

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

We intend to make distributions on a quarterly basis out of assets legally available to our stockholders in amounts such that all or substantially all of our REIT taxable income in each year is distributed. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein.  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. Among the factors that could adversely affect our results of operations and impair our ability to pay distributions to our stockholders are:

●	the profitability of the investments of net proceeds from our equity raises;
●	our ability to make profitable investments;
●	margin calls or other expenses that reduce our cash flow;
●	defaults in our asset portfolio or decreases in the value of our portfolio; and
●	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

●
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

●
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

●
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

●
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

●
Staggered board. Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2011, 2012 and 2013 respectively. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

●
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

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated

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

The fair value of certain of the assets on our consolidated balance sheets as calculated according to GAAP may not reflect amounts we would receive if we disposed of those assets.

GAAP requires that we consolidate our RMBS re-securitization transactions on our consolidated balance sheets and report these assets at fair value.  Under GAAP, fair value for these assets is measured by determining the fair value of the underlying RMBS assets we contributed to the re-securitization trust as opposed to evaluating the fair value of the re-securitized securities we received as a result of the RMBS re-securitization transaction.

The fair value of the underlying RMBS assets subject to the RMBS re-securitization transactions may differ from the value of the re-securitized securities we received as a result of the RMBS re-securitization transaction.  Discrepancies arise as a result of market dynamics, the limitations of the measurement techniques required by GAAP, the consolidation accounting principles under GAAP and the subordinate nature, complexity, illiquidity and restrictive features of the re-securitized securities we own.  These differences between the fair value of the underlying RMBS consolidated on our consolidated balance sheet under GAAP presentation and the economic value of our investments in the re-securitized securities can be significant.

A discrepancy where the fair value of the underlying RMBS assets contained in a re-securitization trust is different from the amount we would receive if we sold the re-securitized securities we own may result in an overstatement or understatement of our book value due to the accounting standards we are required to apply. Reporting a higher book value than the value of our net investments in assets could have adverse effects on us. The adverse effects could include the inability to agree upon covenants with counterparties, the inability to satisfy collateral demands of counterparties based on their review of our financial statements, or an overestimation in the market price of our common stock.

Changes in the fair values of our assets, liabilities, and interest rate swaps can have adverse effects on us, including earnings volatility, and volatility in our book value.

The fair values for our assets, liabilities, and interest rate swaps can be volatile. The fair values can change rapidly and significantly from a variety of factors, including changes in interest rates, credit performance, perceived risk, supply, demand, and actual and projected cash flows and prepayments.  Decreases in fair value may not necessarily be the result of deterioration in future cash flows. Moreover, fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings.

For GAAP purposes, we mark to market some, but not all, of the assets and liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and our interest rate swaps are reflected in our consolidated statement of income. If we sell an asset that has not been marked to market through our consolidated statement of income at a reduced market price relative to its cost basis, our reported earnings will be reduced.

A decrease in the fair value of the securities we own may result in a reduction in our book value due to the accounting standards we are required to apply. Reporting a low book value could have adverse effects even if that book value is not indicative of the actual value of our net investments in assets. The adverse effects could include the inability to meet or agree upon covenants with counterparties, to enter into interest rate swaps, or a reduction in the market price of our common stock.

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

We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages or mortgage-backed securities and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as ‘‘excess inclusion’’ income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

●	not be allowed to be offset by a stockholder’s net operating losses;
●	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;
●
be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

●
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

We qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2007. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (excluding certain items of non-cash income in excess of a specified threshold), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

●	85% of our REIT ordinary income for that year;
●	95% of our REIT capital gain net income for that year; and
●	any undistributed taxable income from prior years.

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

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 38.6% to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Item 4.  (Removed and Reserved)

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the New York Stock Exchange under the trading symbol “CIM” on November 16, 2007.  As of February 16, 2011, we had 1,027,058,153 shares of common stock issued and outstanding which were held by approximately 178,652 beneficial holders. The following tables set forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	Stock Price
	High	Low	Close

Quarter Ended December 31, 2010	$4.30	$3.86	$4.11
Quarter Ended September 30, 2010	$4.17	$3.51	$3.95
Quarter Ended June 30, 2010	$4.18	$3.61	$3.61
Quarter Ended March 31, 2010	$4.14	$3.56	$3.89

Quarter Ended December 31, 2009	$4.14	$3.49	$3.88
Quarter Ended September 30, 2009	$4.30	$3.20	$3.82
Quarter Ended June 30, 2009	$3.78	$3.04	$3.49
Quarter Ended March 31, 2009	$3.60	$2.49	$3.36

Common Dividends Declared Per Share

Quarter Ended December 31, 2010	$0.17
Quarter Ended September 30, 2010	$0.18
Quarter Ended June 30, 2010	$0.17
Quarter Ended March 31, 2010	$0.17

Quarter Ended December 31, 2009	$0.17
Quarter Ended September 30, 2009	$0.12
Quarter Ended June 30, 2009	$0.08
Quarter Ended March 31, 2009	$0.06

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

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from November 15, 2007, the day our common stock commenced trading on the NYSE, to December 31, 2010 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on November 15, 2007.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	11/15/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Chimera	100	119	27	33	39
S&P 500 Index	100	101	64	81	92
BBG REIT Index	100	105	65	78	91

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

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors, employees of our Manager and its affiliates to stimulate their efforts towards our continued success long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options, or NQSOs, restricted shares and other types of incentive awards.  The Incentive Plan authorizes the granting of options or other awards for an aggregate of 40,000,000 shares of common stock.  For a description of our Incentive Plan, see Note 11 to the Consolidated Financial Statements.

The following table provides information as of December 31, 2010 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	-	-	38,742,025
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	-	-	38,742,025
(1) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

The following selected financial data are derived from our audited consolidated financial statements for the years ended December 31, 2010 and 2009.  The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and  “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)

	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007
Non-Agency Mortgage-Backed Securities
Senior	$987,685	$2,022,406	$603,234	$1,124,290
Subordinated	$2,210,858	$376,459	$9,871	$-
Senior, non-retained	$2,330,568	$-	$-	$-
Agency Mortgage-Backed securities	$2,133,584	$1,690,029	$242,362	$-
Mortgage loans held for investment	$-	$-	$-	$162,371
Securitized loans held for investment	$353,532	$470,533	$583,346	$-
Total assets	$8,073,700	$4,618,328	$1,477,501	$1,565,636
Repurchase agreements	$1,808,797	$1,716,398	$-	$270,584
Repurchase agreements with affiliates	$-	$259,004	$562,119	$-
Securitized debt	$289,236	$390,350	$488,743	$-
Securitized debt, non-retained	$1,956,079	$-	$-	$-
Total liabilities	$4,390,695	$2,491,766	$1,063,046	$1,026,747
Shareholders' equity	$3,683,006	$2,126,562	$414,455	$538,889
Book value per share (1)	$3.59	$3.17	$2.34	$14.29
Number of shares outstanding	1,027,034,357	670,371,587	177,198,212	37,705,563

(1) See discussion of Financial Condition on page 56 for a review of GAAP book value.

Consolidated Statements of Operations Highlights
(dollars in thousands, except share and per share data)

	For the	For the	For the	For the Period
	Year Ended	Year Ended	Year Ended	November 21, 2007 to
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Net interest income	$603,202	$263,456	$44,715	$3,077
Net income (loss)	$532,851	$323,983	$(119,809)	$(2,906)
Income (loss) per share-basic and diluted	$0.65	$0.64	$(1.90)	$(0.08)
Average shares-basic and diluted	822,617,319	507,042,421	63,155,878	37,401,737
Dividends declared per share (1)	$0.69	$0.43	$0.62	$0.025

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

Executive Summary

We are a specialty finance company that invests, either directly or indirectly through our subsidiaries, in residential mortgage-backed securities, or RMBS, residential mortgage loans, real estate related securities and various other asset classes.  We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.  FIDAC is a fixed-income investment management company that is registered as an investment adviser with the Securities and Exchange Commission, or SEC.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.  FIDAC has a broad range of experience in managing investments in Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae, non-Agency RMBS, collateralized debt obligations, or CDOs, and other real estate related investments.

We have elected and intend to qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2007.  Our targeted asset classes and the principal investments we expect to make in each are as follows:

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

We completed our initial public offering on November 21, 2007.  In that offering and in a concurrent private offering we raised net proceeds of approximately $533.6 million from the sales of shares of our common stock.  Since then we have raised an aggregate of approximately $3.1 billion in follow-on offerings from the sales of shares of our common stock.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio is weighted toward non-Agency RMBS.  At December 31, 2010, approximately 83.4% of our investment portfolio’s principal value was non-Agency RMBS, 12.6% of our investment portfolio’s principal value was Agency RMBS, and 4.0% of our investment portfolio’s principal value was secured residential mortgage loans.  At December 31, 2009, approximately 64.6% of our investment portfolio’s principal value was non-Agency RMBS, 23.3% of our investment portfolio’s principal value was Agency RMBS, and 12.1% of our investment portfolio’s principal value was secured residential mortgage loans.  We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

Recent Developments

During the period of market dislocation that commenced in August 2007, fiscal and monetary policymakers established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders. In September 2008 Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008.  In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and FHFA entered into preferred stock purchase agreements (PSPAs) between the  Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth. On December 24, 2009, the Treasury amended the terms of the PSPAs with Fannie Mae and Freddie Mac to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

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

On February 11, 2011, the U.S Department of the Treasury issued a White Paper titled “Reforming America's Housing Finance Market” that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market.  Any such proposals, if enacted, may have broad adverse implications for the mortgage-backed securities market and our business, operations and financial condition.  We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether or when such proposals may be enacted, what form any final legislation or policies might take and how proposals, legislation or policies emanating from the White Paper may impact the mortgage-backed securities market and our business, operations and financial condition.  We are evaluating the potential impact of the proposals set forth in the White Paper.

Market conditions are evolving on a number of fronts. Regulatory and technical dynamics continue to develop, and monetary policy initiatives, including additional large scale asset purchases by the Federal Reserve, continue to support asset prices and lower yields across a wide range of market sectors, including ours.

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

Prepayment Speeds. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, vary according to interest rates, the type of investment, conditions in financial markets, and other factors, none of which can be predicted with any certainty.  In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans, and as a result, prepayment speeds tend to decrease.  When interest rates fall, prepayment speeds tend to increase. For mortgage loan and RMBS investments purchased at a premium, as prepayment speeds increase, the amount of income we earn decreases because the purchase premium we paid for the bonds amortizes faster than expected.  Conversely, decreases in prepayment speeds result in increased income and can extend the period over which we amortize the purchase premium. For mortgage loan and RMBS investments purchased at a discount, as prepayment speeds increase, the amount of income we earn increases because of the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in decreased income and can extend the period over which we accrete the purchase discount into interest income.

Rising Interest Rate Environment.  As indicated above, as interest rates rise, prepayment speeds generally decrease.  Rising interest rates, however, increase our financing costs which may result in a net negative impact on our net interest income.  In addition, if we acquire Agency and non-Agency RMBS collateralized by monthly reset adjustable-rate mortgages, or ARMs, and three- and five-year hybrid ARMs, such interest rate increases could result in decreases in our net investment income, as there could be a timing mismatch between the interest rate reset dates on our RMBS portfolio and the financing costs of these investments.  We expect, that our fixed-rate assets would decline in value in a rising interest rate environment and that our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent such assets are financed with floating rate debt.

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

Credit Risk.  One of our strategic focuses is acquiring assets which we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low.  We also focus on acquiring distressed assets non-Agency RMBS have been downgraded because of defaults in the mortgages collateralizing such RMBS.  When we acquire such RMBS we attempt to purchase it at a price such that its loss-adjusted return profile is in line with our targeted yields.  We retain the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio as well as all of the non-Agency RMBS.  We attempt to mitigate credit risk in the asset selection process.  Prior to the purchase of investments, we conduct a credit-risk based analysis of the collateral securing our investment that includes examining borrower characteristics, geographic concentrations, current and projected delinquencies, current and projected severities, and actual and expected prepayment speeds among other characteristics to formulate expected losses.

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

Current Environment.  We expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper and term CDOs.  Current market conditions have affected the cost and availability of financing from each of these sources and their individual providers to different degrees; some sources generally are unavailable, some are available but at a high cost, and some are largely unaffected.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  These accounting principles may require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our consolidated financial statements are based will be reasonable at the time made and based upon information available to us at that time.  The following are our most critical accounting policies:

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

Non-Agency and Agency RMBS are valued using a pricing model.  The RMBS pricing model incorporates such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps, and credit enhancement.  Management reviews the fair values determined by the pricing model and compares its results to dealer quotes received on each investment to validate the reasonableness of the valuations indicated by the pricing models.  The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security.

Although we utilize a pricing model to compute the fair value of the securities in our portfolio, we validate our fair values by seeking indications of fair value from third-party dealers and/or pricing services. The variability of fair value among dealers and pricing services can be wide at this time as full liquidity for the non-Agency market has yet to return.  In addition, there are fewer participants in the RMBS sector available to fair value investments.  Our internal valuations of the securities on which we received dealer marks were 0.02% lower at December 31, 2010 and 1.05% lower at December 31, 2009 than the aggregated dealer marks.

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

Interest Income

Interest income on RMBS and loans held for investment is recognized over the life of the investment using the effective interest method.  The effective interest method requires significant management judgment in calculating the yields utilized to accrete discounts and amortize premiums.  The assumptions used by us to calculate the expected yield include current and future prepayment assumptions, expected principal write-downs, loss severities, changes in interest rates, and other factors that affect the expected yield.  Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

Derivatives will be used for economic hedging purposes rather than speculation. We will rely on quotations from third parties to determine fair values.  We compare the dealer quotes received by the Company to the fair values generated by our own internal pricing model which incorporates such factors as term to maturity, the Treasury curve, LIBOR rates, and payment rates on the fixed portion of the interest rate swaps.  If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

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

Financial Condition

Estimated Economic Book Value

This Management Discussion and Analysis section contains analysis and discussion of financial information that utilizes or presents ratios based on GAAP book value.  The table and discussion below present our estimated economic book value.  We calculate and disclose this non-GAAP measurement because we believe it represents our estimated economic book value at the measurement date.

On January 1, 2010 GAAP required us to consolidate certain re-securitization transactions we consummated during 2009 and 2010.  In these re-securitizations, we transferred assets to the re-securitization trusts, which issued tranches of senior and subordinate notes or certificates.  We sold the senior tranches and therefore have no continuing involvement in these trusts other than being a holder of notes or certificates issued by the trusts, with the same rights of other holders of the notes or certificates.  The notes and certificates we own that were issued by the trusts are largely subordinated interests in those trusts.  The trusts have no recourse to our assets other than pursuant to a breach by us of the transaction documents related to the transfer of the assets by us to the trusts.

GAAP requires us to fair value and present the assets of these trusts on our consolidated statements of financial condition as if we still owned the underlying securities we transferred to the trusts.  We present the assets related to the consolidated trusts in our consolidated statements of financial position as a component of non-Agency mortgage-backed securities identified as senior, non-retained, and the liabilities as securitized debt, non-retained.  We have fair valued the underlying securities we transferred to the trusts for the calculation of GAAP book value in accordance with our pricing policy, as described more fully in our critical accounting estimates, and recorded the corresponding liability for the notes or certificates sold to third parties.  All fair value adjustments are recorded in Other Comprehensive Income.

As, we are unable to sell the underlying securities that we transferred into the trusts because we no longer own those securities, we also present our estimated economic book value.  We believe this measure represents the estimated value of the securities issued by these trusts that we own.  In contrast to GAAP book value, our estimated economic book value considers only the assets we own or are able to dispose of, pledge, or otherwise monetize.  To determine our estimated economic book value, we fair value the notes or certificates issued by the re-securitization trusts that we actually own in accordance with our pricing policy.  Accordingly, our estimated economic book value does not include assets or liabilities for which we have no continuing involvement, specifically the notes or certificates of the re-securitization trusts that were sold to third parties.   We believe this estimate represents the value of the assets that we hold in our portfolio should we decide to sell, pledge, or otherwise dispose of assets as of the measurement date.

At December 31, 2010 the difference between GAAP book value and estimated economic book value was determined to be $374.5 million.  This difference is primarily driven by the nature of the assets we have retained in these re-securitization transactions as compared to the nature of underlying securities in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the re-securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader non-Agency RMBS market or with the underlying securities owned by the trusts.  The table below presents the adjustments to GAAP book value that we believe necessary to adequately reflect our calculation of estimated economic book value.

	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands)
Assets:
Non-Agency Mortgage-Backed Securities, at fair value
Senior ($484.1 million and $0 resulting from consolidation of VIEs)	$987,685	$-	$987,685
Subordinated ($1.5 billion and $0 resulting from consolidation of VIEs)	2,210,858	-	2,210,858
Senior, non-retained	2,330,568	(2,330,568)	-
Agency Mortgage-Backed Securities, at fair value	2,133,584	-	2,133,584
Securitized loans held for investment, net of allowance for loan losses of $6.6 million and $4.6 million, respectively	353,532	-	353,532
Other current assets	57,473	-	57,473
Total assets	$8,073,700	$(2,330,568)	$5,743,132

Repurchase agreements ($2.0 billion and $1.8 billion of RMBS pledged as collateral, respectively)	1,808,797	-	1,808,797
Securitized debt ($302.9 million and $388.3 million of securitized loans pledged as collateral, respectively)	289,236	-	289,236
Securitized debt, non-retained ($2.0 billion and $0 of non-retained RMBS pledged as collateral, respectively)	1,956,079	(1,956,079)	-
Other liabilities	336,582	-	336,582
Total liabilities	4,390,694	(1,956,079)	2,434,615

Total stockholders' equity	3,683,006	(374,489)	3,308,517
Total liabilities and stockholders' equity	$8,073,700	$(2,330,568)	$5,743,132

Book Value Per Share	$3.59	$(0.36)	$3.23

Our estimate of economic book value has important limitations.  Our estimate of fair value is as of a point in time and subject to significant judgment.  Other market participants may derive a different fair value for each asset than we calculate.  Should we sell the assets in our portfolio, we may realize materially different proceeds from the sale than we have estimated as of the reporting date.

Although we believe that the calculation of estimated economic book value described above helps our management and investors understand the fair value of the assets we own and the liabilities for which we are legally obligated, it is of limited usefulness as an analytical tool.  It does not take account of the fair value of assets that we do not own, but regarding which we will be the principal beneficiary of increases in value above, and will bear the principal burden of reductions in value to below, what currently is anticipated.  Therefore, the estimated economic book value should not be viewed in isolation and is not a substitute for book value computed in accordance with GAAP.

Portfolio Review

At December 31, 2010, our portfolio consisted of $5.5 billion of non-Agency RMBS, $2.1 billion of Agency RMBS and $353.5 million of securitized mortgage loans. At December 31, 2009, our portfolio consisted of $2.4 billion of non-Agency RMBS, $1.7 billion of Agency RMBS and $470.5 million of securitized mortgage loans.

The following table summarizes certain characteristics of our portfolio at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Interest earning assets at period-end *	$8,016,227	$4,559,427
Interest bearing liabilities at period-end	$4,054,112	$2,365,752
Leverage at period-end	1.1:1	1.1:1
Leverage at period-end (recourse)	0.5:1	0.9:1
Portfolio Composition, at principal value
Non-Agency RMBS	83.4%	64.6%
Senior	4.0%	37.5%
Senior, interest only	35.7%	0.0%
Subordinated	29.8%	22.0%
Subordinated, interest only	1.8%	5.1%
Senior, non-retained	12.1%	0.0%
Agency RMBS	12.6%	23.3%
Securitized loans	4.0%	12.1%
Fixed-rate percentage of portfolio	51.7%	52.7%
Adjustable-rate percentage of portfolio	48.3%	47.3%
Annualized yield on average earning assets for the year ended	8.91%	6.37%
Annualized cost of funds on average borrowed funds for the year ended	4.01%	1.51%

* Excludes cash and cash equivalents

The following table presents details of each asset class in our portfolio at December 31, 2010.  The principal or notional value represents the interest income earning balance of each class.  The weighted average amortized cost, fair value, coupon, yield, and CPR at period-end are weighted by each investment’s respective principal/notional value in the asset class.  The figure presenting the annualized yield over the current quarter is the annualized interest income earned on the asset class during the quarter, divided by the average of the beginning and ending amortized cost of the asset class.

December 31, 2010
	Principal or Notional Value at Period-End	Weighted Average Amortized Cost Basis at Period-End	Weighted Average Fair Value at Period-End		Weighted Average Coupon at Period-End	Weighted Average Yield (Loss Adjusted) at Period-End	Annualized Yield Over Current Quarter	Weighted Average 3 Month CPR at Period-End
Non-Agency Mortgage-Backed Securities
Senior	664,251	$99.64	$101.56		4.48%	4.65%	5.73%	16%
Senior, interest only	5,929,634	$6.98	$5.28		1.74%	14.71%	29.03%	16%
Subordinated	4,962,829	$44.35	$43.88		4.11%	16.78%	25.63%	15%
Subordinated, interest only	304,993	$9.93	$10.81		3.03%	27.60%	24.62%	16%
Senior, non-retained	2,008,167	$98.51	$116.05	(1)	5.17%	4.36%	6.85%	15%
Agency Mortgage-Backed Securities	2,092,465	$103.30	$104.80		5.05%	4.51%	3.34%	24%
Securitized loans
Senior	296,458	$101.19	$101.19		5.50%	5.54%	4.82%	28%
Senior, interest only	313,720	$0.01	$0.01		0.41%	100.00%	3795.92%	29%
Subordinated	59,540	$100.93	$100.93		5.36%	2.85%	5.94%	30%

(1) See discussion of Financial Condition on page 56 for a review of GAAP book value.

Our portfolio is primarily comprised of non-Agency RMBS which is subject to risk of loss with regard to principal repayment.  The following table summarizes certain characteristics of our non-Agency portfolio at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Number of securities in portfolio		581		209
Weighted average maturity (years)		27.4		28.5
Weighted average amortized loan to value		72.5%		73.8%
Weighted average FICO		717.3		715.7
Weighted average loan balance (in thousands)		$447.6		$415.9
Weighted average percentage owner occupied		83.3%		82.8%
Weighted average percentage single family residence		63.1%		59.9%
Weighted average current credit enhancement		16.0%		12.2%
Weighted average geographic concentration	CA	57.8%	CA	44.8%
	FL	13.3%	FL	17.3%
	NY	7.3%	NY	7.5%
	NJ	3.9%	MD	4.9%
	VA	3.3%	NJ	4.4%

The table below summarizes the credit ratings of our RMBS investments at December 31, 2010 and 2009.  The Company’s investment guidelines place no restrictions on the credit ratings of the assets we may acquire or retain.  In addition, the table below includes AAA rated non-Agency seniors consolidated pursuant to the adoption of ASC 810, but for which we have no continuing involvement.

	December 31, 2010	December 31, 2009
AAA	41.25%	39.41%
AA	7.91%	0.75%
A	1.92%	0.55%
BBB	0.80%	1.07%
BB	0.01%	1.77%
B	0.01%	2.18%
Below B or not rated	48.10%	54.27%
Total	100.00%	100.00%

Our management team evaluates each investment based on the characteristics of the underlying collateral rather than relying on the ratings assigned to the asset by rating agencies.

Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

Net Income (Loss) Summary

Our net income for the year ended December 31, 2010 was $532.9 million, or $0.65 per average share. Our net income for the year ended December 31, 2009 was $324.0 million, or $0.64 per average share.  Our net loss for the year ended December 31, 2008 was $119.8 million, or $1.90 per average share.

Net income increased by $208.9 million for the year ended December 31, 2010, when compared to the year ended December 31, 2009.  We attribute the increase in net income to an increase in interest income as our portfolio of interest earning assets increased from $4.6 billion at December 31, 2009 to $8.0 billion at December 31, 2010.

Net income per share increased by $2.54 per share and total net income increased by $443.8 million for the year ended December 31, 2009, when compared to the year ended December 31, 2008.  We attribute the increase in net income in part to realized gains on sales of investments equal to $103.6 million for the year ended December 31, 2009 as compared to realized losses on sales of investments equal to $144.3 million for the year ended December 31, 2008.  Net income for the year ended December 31, 2009 also increased in part due to the 355 basis point increase in interest rate spread on the portfolio of assets for the year ended December 31, 2009, when compared to the year ended December 31, 2008.

The table below presents the net income (loss) summary for the years ended December 31, 2010, 2009 and 2008.

Net Income (Loss) Summary
(dollars in thousands, except for share and per share data)

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net Interest Income:
Interest income	$562,878	$298,539	$105,259
Interest expense	37,175	35,083	60,544

Interest income, non-retained	192,560	-	-
Interest expense, non-retained	115,061	-	-
Net interest income (expense)	603,202	263,456	44,715
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(54,343)	(16,264)	-
Non-credit portion of loss recognized in other comprehensive income (loss)	41,665	6,268	-
Net other-than-temporary credit impairment losses	(12,678)	(9,996)	-
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(9,989)	-	4,156
Realized gains (losses) on sales of investments, net	10,085	103,646	(144,304)
Realized losses on principal write-downs of non-Agency RMBS	(7,385)	(255)	-
Realized gains (losses) on terminations of interest rate swaps	-	-	(10,337)
Total other gains (losses)	(7,289)	103,391	(150,485)
Net investment income (loss)	583,235	356,851	(105,770)
Other expenses:
Management fee	40,924	25,704	8,428
Provision for loan losses	2,689	3,102	1,540
General and administrative expenses	6,015	4,061	4,059
Total other expenses	49,628	32,867	14,027
Income (loss) before income taxes	533,607	323,984	(119,797)
Income taxes	756	1	12
Net income (loss)	$532,851	$323,983	$(119,809)

Net income (loss) per share-basic and diluted	$0.65	$0.64	$(1.90)
Weighted average number of shares outstanding-basic and diluted	822,617,319	507,042,421	63,155,878
Comprehensive income (loss):
Net income (loss)	$532,851	$323,983	$(119,809)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	364,427	260,309	(421,125)
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	12,678	9,996	-
Reclassification adjustment for realized losses (gains) included in net income (loss)	(2,700)	(103,391)	144,304
Other comprehensive income (loss)	374,405	166,914	(276,821)
Comprehensive income (loss)	$907,256	$490,897	$(396,630)

See notes to consolidated financial statements.

Net Interest Income and Average Earning Asset Yield

We had average earning assets of $8.5 billion, $4.3 billion and $1.7 billion for the years ended December 31, 2010, 2009 and 2008, respectively.  Our primary source of income is interest income earned on our assets.  Our interest income was $755.4 million, $298.5 million and $105.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The yield on our portfolio was 8.91%, 6.90% and 5.96% for the years ended December 31, 2010, 2009 and 2008, respectively.  For the year ended December 31, 2010 as compared to the year ended December 31, 2009, interest income increased by $456.9 million due to the consolidation of securitization entities upon adoption of ASC 810 on January 1, 2010, an increase in average interest earning assets of $4.2 billion and an increase by 201 basis points in the yield on average earning assets for the year ended December 31, 2010 when compared to the year ended December 31, 2009.  Interest income for the year ended December 31, 2009 as compared to the year ended December 31, 2008, increased by $193.3 million due to increases in interest earning assets of $2.6 billion and an increase in the yield on average earning assets of 94 basis points.

Interest Expense and the Cost of Funds

Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $3.8 billion, $1.7 billion and $1.3 billion and total interest expense of $152.2 million, $35.1 million and $60.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Our average cost of funds was 4.01%, 2.03% and 4.64% for the years ended December 31, 2010, 2009 and 2008, respectively.   The average cost of funds rate increased by 198 basis points and the average borrowed funds increased by $2.1 billion during the year ended December 31, 2010, when compared to the year ended December 31, 2009.  We attribute the increase in our interest expense to the increase in the average cost of funds resulting from the consolidation of securitization entities upon adoption of ASC 810 on January 1, 2010.

The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2010, 2009 and 2008 and the four quarters in 2010.
	Average Cost of Funds
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)

For the year ended December 31, 2010	$3,793,049	$152,236	4.01%	0.27%	0.52%	(0.25%)	3.74%	3.49%
For the year ended December 31, 2009	$1,724,698	$35,083	2.03%	0.33%	1.12%	(0.79%)	1.70%	0.91%
For the year ended December 31, 2008	$1,304,873	$60,544	4.64%	2.68%	3.06%	(0.38%)	1.96%	1.58%
For the quarter ended December 31, 2010	$3,871,908	$39,649	4.10%	0.26%	0.45%	(0.19%)	3.84%	3.65%
For the quarter ended September 30, 2010	$3,733,893	$42,764	4.58%	0.29%	0.59%	(0.30%)	4.29%	3.99%
For the quarter ended June 30, 2010	$3,906,061	$28,619	2.93%	0.32%	0.63%	(0.31%)	2.61%	2.30%
For the quarter ended March 31, 2010	$3,660,334	$41,204	4.50%	0.23%	0.40%	(0.17%)	4.27%	4.10%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $603.2 million, $263.5 million and $44.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 4.90%, 4.87% and 1.32% for the years ended December 31, 2010, 2009 and 2008, respectively.  Our net interest income increased by $339.7 million for the year ended December 31, 2010, when compared to the year ended December 31, 2009 due to the increase in interest earning assets resulting from the consolidation of securitization entities upon adoption of ASC 810 on January 1, 2010.  Our net interest income increased by $218.8 million for the year ended December 31, 2009, when compared to the year ended December 31, 2008 due to the 355 basis point increase in our net interest spread.

The table below shows our average assets held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the years ended December 31, 2010, 2009 and 2008 and the four quarters in 2010.

	Net Interest Income
	Average Earning Assets Held *	Interest Earned on Assets *	Yield on Average Interest Earning Assets	Average Debt Balance	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)

For the year ended December 31, 2010	$8,479,109	$755,398	8.91%	$3,793,049	$152,236	4.01%	$603,202	4.90%
For the year ended December 31, 2009	$4,328,892	$298,539	6.90%	$1,724,698	$35,083	2.03%	$263,456	4.87%
For the year ended December 31, 2008	$1,711,705	$102,093	5.96%	$1,304,873	$60,544	4.64%	$44,715	1.32%
For the quarter ended December 31, 2010	$9,311,588	$193,744	8.32%	$3,871,908	$39,649	4.10%	$154,098	4.22%
For the quarter ended September 30, 2010	$8,801,534	$198,461	9.02%	$3,733,893	$42,764	4.58%	$155,697	4.44%
For the quarter ended June 30, 2010	$8,640,373	$183,349	8.49%	$3,906,061	$28,619	2.93%	$154,730	5.56%
For the quarter ended March 31, 2010	$7,162,943	$179,845	10.04%	$3,660,334	$41,204	4.50%	$138,641	5.54%

* Excludes cash and cash equivalents

Other-Than-Temporary Impairments

During the years ended December 31, 2010 and 2009, we recorded other-than-temporary impairments of $12.7 million and $10.0 million respectively.  During the year ended December 31, 2008, no impairments were recorded.  We recorded impairments on investments in an unrealized loss position where our estimate of future cash flows were below our amortized cost basis.  Impaired securities were most typically first loss tranches of RMBS which would absorb expected principal write downs or interest only tranches whose market values are more sensitive to changes in prepayment speeds.

Gains and Losses on Sales of Assets

During the year ended December 31, 2010, we sold RMBS with a carrying value of $885.4 million for realized gains of $10.1 million. During the year ended December 31, 2009, we sold RMBS with a carrying value of $1.8 billion for realized gains of $103.6 million.

Secured Debt Financing Transactions

On January 29, 2010, we transferred $1.7 billion in principal value of our RMBS to the CSMC 2010-1R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, we financed through the transaction $271.6 million of AAA-rated fixed rate bonds to third party investors for net proceeds of $268.1 million.  We retained $391.9 million of AAA-rated bonds, $1.0 billion in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $1.6 billion.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-1R Trust.

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

In addition, during the year ended December 31, 2010, we recorded non-recourse financing with third party investors related to re-securitizations executed in prior periods.  We financed through these transactions $704.5 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $703.0 million. In total, in 2010, we financed through our secured debt financing, $1.3 billion of AAA-rated fixed rate bonds for net proceeds of $1.3 billion.

Management Fee, Loan Loss Provision and General and Administrative Expenses

We paid FIDAC a management fee of $40.9 million, $25.7 million and $8.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  We attribute the $15.2 million increase in management fees recorded during the year ended December 31, 2010, when compared to the year ended December 31, 2009, to the increase in stockholders equity resulting from our April, June and November 2010 secondary offerings.  Our management fee increased by $17.3 million for the year ended December 31, 2009, when compared to the year ended December 31, 2008.  The increase in management fees reflects the increase in stockholder’s equity from our April and May 2009 secondary offerings.

The loan loss provision was $2.7 million, $3.1 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Our loan loss provision decreased by $413 thousand for the year ended December 31, 2010, when compared to the year ended December 31, 2009 due to the decline in the unpaid principal balance of the loan pool.  The loan loss provision for the year ended December 31, 2009 increased by $1.6 million when compared to the year ended December 31, 2008.  This increase in the provision is attributable to management’s estimate of the effect that increasing rates of delinquencies, foreclosure and bankruptcy activities specific to our securitized loans and the broader mortgage market as a whole will have on the realizable value our securitized loan portfolio.

General and administrative expenses, or G&A were $6.0 million, $4.1 million and $4.1 million for the years ended December 31, 2010, 2009 and, respectively.  Our G&A expenses increased by $1.9 million for the year ended December 31, 2010, when compared to the year ended December 31, 2009, largely due to greater information and research costs as well as reimbursement to FIDAC for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations. G&A remained relatively unchanged for the year ended December 31, 2009, when compared to the year ended December 31, 2008.

Total expenses as a percentage of average total assets were 0.78%, 0.99% and 0.85% for the years ended December 31, 2010, 2009 and 2008, respectively.

From our inception through 2009, FIDAC waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.  During the year ended December 31, 2010, we reimbursed FIDAC approximately $465,000 for such expenses.

The table below shows our total management fee, loan loss provision and G&A expenses as compared to average total assets and average equity for the years ended December 31, 2010, 2009 and 2008 and the four quarters in 2010.

Management Fees, Loan Loss Provision and G&A Expenses and Operating Expense Ratios

	Total Management Fee, Loan Loss Provision and G&A Expenses	Total Management Fee, Loan Loss Provision and G&A Expenses/Total Assets	Total Management Fee, Loan Loss Provision and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)

For the year ended December 31, 2010	$49,628	0.78%	1.71%
For the year ended December 31, 2009	$32,867	0.99%	2.25%
For the year ended December 31, 2008	$14,027	0.85%	3.50%
For the quarter ended December 31, 2010	$14,454	0.76%	1.76%
For the quarter ended September 30, 2010	$13,598	0.77%	1.87%
For the quarter ended June 30, 2010	$11,696	0.72%	1.80%
For the quarter ended March 31, 2010	$9,880	0.73%	1.79%

 Net Income (Loss) and Return on Average Equity

Our net income was $532.9 million and 324.0 million for the years ended December 31, 2010 and 2009, respectively.  Our net loss was $119.8 million for the year ended December 31, 2008.  We attribute the $208.9 million increase in net income for the year ended December 31, 2010, when compared to the year ended December 31, 2009 to the consolidation of securitization entities upon adoption of ASC 810 on January 1, 2010 as well as to the growth in income producing assets over the period.  The table below shows our net interest income, loss on sale of assets and termination of interest rate swaps, unrealized gains (loss) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the years ended December 31, 2010, 2009 and 2008 and the four quarters in 2010.

Components of Return on Average Equity

	Net Interest Income/Average Equity	Realized Gains (Losses) on Sales, Credit Losses and OTTI/Average Equity	Unrealized Gains (Losses) on Interest Rate Swaps/Average Equity	Total Expenses/ Average Equity	Income Tax/Average Equity	Return on Average Equity
	(Ratios have been annualized)

For the year ended December 31, 2010	20.77%	(0.34%)	(0.34%)	(1.71%)	(0.03%)	18.35%
For the year ended December 31, 2009	18.03%	6.41%	0.00%	(2.25%)	0.00%	22.19%
For the year ended December 31, 2008	11.17%	(38.64%)	1.04%	(3.50%)	0.00%	(29.93%)
For the quarter ended December 31, 2010	18.72%	0.22%	1.80%	(1.76%)	0.00%	18.98%
For the quarter ended September 30, 2010	21.42%	(0.19%)	(1.87%)	(1.87%)	(0.10%)	17.39%
For the quarter ended June 30, 2010	23.78%	(1.11%)	(1.73%)	(1.80%)	0.00%	19.14%
For the quarter ended March 31, 2010	25.09%	(0.57%)	0.00%	(1.79%)	0.00%	22.73%

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

 Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, a decline in the value of our collateral or a decrease in prepayment rates substantially below our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell investments or issue debt or additional equity securities in a common stock offering. If required, the sale of RMBS or whole mortgage loans at prices lower than their carrying value would result in losses and reduced income.

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

 We held cash and cash equivalents of approximately $7.2 million, $24.3 million and $27.5 million at December 31, 2010, 2009 and 2008, respectively. Our cash and cash equivalents decreased due to normal quarterly fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of approximately $305.6 million, $168.7 million and $30.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The cash provided by operating activities increased due to the increase in net interest income earned by the portfolio which resulted from the increase in average interest earning assets of $8.5 billion in investments at December 31, 2010 as compared to $4.3 billion at December 31, 2009.

Our investing activities used net cash of $1.6 billion, $2.8 billion and $1.1 billion for the years ended December 31, 2010, 2009 and 2008, respectively.  During the year ended December 31, 2010 we utilized cash to purchase $4.0 billion in securities which were offset by proceeds from asset sales of $896.3 million and principal payments of $1.5 billion.  During the year ended December 31, 2009 we utilized cash to purchase $5.3 billion in securities and sold $1.9 billion and received principal payments of $656.9 million.  The increase in principal payments resulted from the larger portfolio at December 31, 2010 as compared to December 31, 2009 and the adoption of ASC 810.

Our financing activities as of December 31, 2010 consisted of net proceeds from our April, June and November 2010 secondary offerings in which we raised approximately $1.3 billion, repurchase agreements, and payments received on our securitizations.  Our financing activities as of December 31, 2009 consisted of net proceeds from our April and May, 2009 secondary offerings in which we raised approximately $1.5 billion, repurchase agreements, and payments received on our securitizations.  We currently have established uncommitted repurchase agreements for RMBS with 23 counterparties, including Annaly. At December 31, 2009, we had $259.0 million outstanding under our repurchase agreement with Annaly, which constituted 10.95% of our total financing.  As of December 31, 2009, our repurchase agreement with Annaly had weighted average borrowing rates of 1.72% and weighted average remaining maturities of 5 days.  This agreement was collateralized by our RMBS which had an estimated fair value of $314.3 million at December 31, 2009.  The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and reprice accordingly.

At December 31, 2010 and 2009, the repurchase agreements for RMBS had the following remaining maturities:

	December 31, 2010	December 31, 2009

Overnight	$-	$-
1-30 days (1)	232,265	1,772,662
30 to 59 days	970,394	62,243
60 to 89 days	545,442	-
90 to 119 days	60,696	-
Greater than or equal to 120 days	-	140,497
Total	$1,808,797	$1,975,402
(1) Repurchase agreements with affiliates totaled $259.0 million as of December 31, 2009. There were no repurchase agreements with affiliates as of December 31, 2010.

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2010 and 2009, our total debt was approximately $4.1 billion and $2.4 billion, which represented a debt-to-equity ratio of approximately 1.1:1 and 1.1:1, respectively.

Stockholders’ Equity

On March 31, 2010, we announced the sale of 85,000,000 shares of common stock at a price of $3.61 per share in a public offering.  In addition, the underwriters exercised the option to purchase an additional 12,750,000 shares of common stock to cover overallotments.  The aggregate net proceeds we received before expenses in this sale were approximately $352.9 million.  This sale was completed on April 7, 2010.

On June 22, 2010, we announced the sale of 100,000,000 shares of common stock at a price of $3.61 per share in a public offering.  In addition, the underwriters exercised the option to purchase an additional 15,000,000 shares of common stock to cover overallotments.  The aggregate net proceeds we received before expenses in this sale were approximately $415.2 million.  This sale was completed on June 28, 2010.

On November 2, 2010, we announced the sale of 125,000,000 shares of common stock at a price of $3.80 per share in a public offering.  In addition, the underwriters exercised the option to purchase an additional 18,750,000 shares of common stock to cover overallotments.  The aggregate net proceeds we received before expenses in this sale were approximately $546.3 million.  This sale was completed on November 8, 2010.

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

On December 31, 2010, 57,483 shares of our common stock were awarded to the independent members of our Board of Directors under our Long Term Incentive Plan.  Each independent director annually receives the equivalent of $45,000 in our common stock at each year end, based on pro-rata days of service during the year.  These shares vested on the date of award.

On September 24, 2009, we adopted a dividend reinvestment and share purchase plan, or DRSPP.  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.   The DRSPP is administered by The Bank of New York Mellon.  During the year ended December 31, 2010 we raised $263,000 by issuing 67,596 shares through the DRSPP. During the year ended December 31, 2009 no shares were issued under the DRSPP.

During the year ended December 31, 2010, we declared dividends to common shareholders totaling $577.5 million, or $0.69 per share.  During the year ended December 31, 2009, we declared dividends to common shareholders totaling $242.4 million, or $0.43 per share.

There was no preferred stock issued or outstanding as of December 31, 2010 and 2009.

Our charter provides that we may issue up to 1,600,000,000 shares of stock, consisting of up to 1,500,000,000 shares of common stock having a par value of $0.01 per share and up to 100,000,000 shares of preferred stock having a par value of $0.01 per share.  On November 3, 2010, we filed an amendment to our Articles of Incorporation.  Our Articles of Incorporation previously allowed us to issue up to a total of 1,100,000,000 shares of capital stock, par value $0.01 per share.  As of November 3, 2010, we had 883,168,113 shares of common stock issued and outstanding.  To retain the ability to issue additional shares of capital stock, we have increased the number of shares are authorized to issue to 1,600,000,000 shares consisting of 1,500,000,000 shares of common stock, $0.01 par value per common share, and 100,000,000 shares of preferred stock, $0.01 par value per preferred share.

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

Financing Arrangements with Affiliates

In April 2009, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCap Securities, Inc., a wholly owned subsidiary of Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in Master Repurchase Agreements.  At December 31, 2010 and 2009 we had no financing under this agreement.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

In March 2008, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in Master Repurchase Agreements.  At December 31, 2010 we had no financing under this agreement.  At December 31, 2009, the Company financed $259.0 million under this agreement at a weighted average rate of 1.72%.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to our Manager’s employees and members of our board of directors during the year ended December 31, 2008.   During the years ended December 31, 2010 and 2009, 146,400 and 128,900 shares of restricted stock we had awarded to FIDAC’s employees and our board members vested and 21,070 and 4,075 shares were forfeited or cancelled, respectively.  At December 31, 2010 and 2009 there are approximately 885,000 million and 1.0 million unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the years ended December 31, 2010 and 2009, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock was approximately $490,000 and $451,000, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2010.

Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,808,797	$-	$-	$-	$1,808,797
Securitized debt	634,988	831,305	305,953	417,976	2,190,222
Interest expense on RMBS repurchase agreements (1)	1,223	-	-	-	1,223
Interest expense on securitized debt (1)	86,453	113,635	68,335	171,042	439,465
Total	$2,531,461	$944,940	$374,288	$589,018	$4,439,707
(1) Interest is based on variable rates in effect as of December 31, 2010.

The repurchase agreements for our repurchase facilities generally do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association.  The securitized debt reflected in the table above is non-recourse.

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

Capital Expenditures

At December 31, 2010 and 2009, we had no material commitments or capital expenditures.

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

Subsequent Events

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, from time to time we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at December 31, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income %	Projected Percentage Change in Portfolio Value %
-75 Basis Points	(22.71%)	5.21%
-50 Basis Points	(17.14%)	3.46%
-25 Basis Points	(11.22%)	1.72%
Base Interest Rate	-	-
+25 Basis Points	4.97%	(1.70%)
+50 Basis Points	9.04%	(3.38%)
+75 Basis Points	13.12%	(5.04%)

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2010.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$5,120,119	$561,453	$7,027,551	$3,922,933	$16,632,056
Cash equivalents	7,173	-	-	-	7,173
Total rate sensitive assets	5,127,292	561,453	7,027,551	3,922,933	16,639,229

Rate sensitive liabilities	3,609,370	60,696	-	-	3,670,066
Interest rate sensitivity gap	$1,517,922	$500,757	$7,027,551	$3,922,933	$12,969,163

Cumulative rate sensitivity gap	$1,517,922	$2,018,679	$9,046,230	$12,969,163
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	9%	12%	54%	78%

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

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-32 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and operating, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to affect its internal control over financial reporting.

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

                The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

                Based on management’s assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  This report appears on page F-2 of this annual report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

The information regarding our executive officers required by Item 10 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

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

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Registrant

23.3	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of A. Alexandra Denahan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document **
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document **
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created**
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document **
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

†           Represents a management contract or compensatory plan or arrangement

**         Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2010 and December 31, 2009; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Statements of Financial Condition For the Years Ended December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) For the Years
Ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2010,
2009 and 2008	F-5

Consolidated Statements of Cash Flows For the Years Ended December 31, 2010, 2009
and 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chimera Investment Corporation
New York, New York

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 8 to the consolidated financial statements, the Company adopted Accounting Standards Codification (“ASC”) 810, Consolidation and 860, Transfers and Servicing as of January 1, 2010, and the adoption had a material impact to the consolidated financial statements as it relates to the consolidation of certain variable interest entities.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chimera Investment Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2011

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$7,173	$24,279
Non-Agency Mortgage-Backed Securities, at fair value
Senior ($484.1 million and $0 resulting from consolidation of VIEs)	987,685	2,022,406
Subordinated ($1.5 billion and $0 resulting from consolidation of VIEs)	2,210,858	376,459
Senior, non-retained	2,330,568	-
Agency Mortgage-Backed Securities, at fair value	2,133,584	1,690,029
Securitized loans held for investment, net of allowance for loan losses of $6.6 million and $4.6 million, respectively	353,532	470,533
Accrued interest receivable	49,088	33,128
Other assets	1,212	1,494
Total assets	$8,073,700	$4,618,328

Liabilities:
Repurchase agreements ($2.0 billion and $1.8 billion of RMBS pledged as collateral, respectively)	$1,808,797	$1,716,398
Repurchase agreements with affiliates ($0 and $314.3 million of RMBS pledged as collateral, respectively)	-	259,004
Securitized debt ($302.9 million and $388.3 million of securitized loans pledged as collateral, respectively)	289,236	390,350
Securitized debt, non-retained ($2.3 billion and $0 of non-retained RMBS pledged as collateral, respectively)	1,956,079	-
Payable for investments purchased	127,693	-
Accrued interest payable	11,641	3,235
Dividends payable	174,445	113,788
Accounts payable and other liabilities	393	472
Investment management fees payable to affiliate	12,422	8,519
Interest rate swaps, at fair value	9,988	-
Total liabilities	$4,390,694	$2,491,766

Commitments and Contingencies (Note 15)	-	-

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,034,357 and 670,371,587 shares issued and outstanding, respectively	$10,261	$6,693
Additional paid-in-capital	3,601,890	2,290,614
Accumulated other comprehensive income (loss)	274,651	(99,754)
Retained earnings (accumulated deficit)	(203,796)	(70,991)
Total stockholders' equity	$3,683,006	$2,126,562
Total liabilities and stockholders' equity	$8,073,700	$4,618,328

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net Interest Income:
Interest income	$562,878	$298,539	$105,259
Interest expense	37,175	35,083	60,544

Interest income, non-retained	192,560	-	-
Interest expense, non-retained	115,061	-	-
Net interest income (expense)	603,202	263,456	44,715
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(54,343)	(16,264)	-
Non-credit portion of loss recognized in other comprehensive income (loss)	41,665	6,268	-
Net other-than-temporary credit impairment losses	(12,678)	(9,996)	-
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(9,989)	-	4,156
Realized gains (losses) on sales of investments, net	10,085	103,646	(144,304)
Realized losses on principal write-downs of non-Agency RMBS	(7,385)	(255)	-
Realized gains (losses) on terminations of interest rate swaps	-	-	(10,337)
Total other gains (losses)	(7,289)	103,391	(150,485)
Net investment income (loss)	583,235	356,851	(105,770)
Other expenses:
Management fee	40,924	25,704	8,428
Provision for loan losses	2,689	3,102	1,540
General and administrative expenses	6,015	4,061	4,059
Total other expenses	49,628	32,867	14,027
Income (loss) before income taxes	533,607	323,984	(119,797)
Income taxes	756	1	12
Net income (loss)	$532,851	$323,983	$(119,809)

Net income (loss) per share-basic and diluted	$0.65	$0.64	$(1.90)
Weighted average number of shares outstanding-basic and diluted	822,617,319	507,042,421	63,155,878
Comprehensive income (loss):
Net income (loss)	$532,851	$323,983	$(119,809)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	364,427	260,309	(421,125)
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	12,678	9,996	-
Reclassification adjustment for realized losses (gains) included in net income (loss)	(2,700)	(103,391)	144,304
Other comprehensive income (loss)	374,405	166,914	(276,821)
Comprehensive income (loss)	$907,256	$490,897	$(396,630)

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2007	$377	$532,208	$10,153	$(3,849)	$538,889
Net income (loss)	-	-	-	(119,809)	(119,809)
Other comprehensive income (loss)	-	-	(276,821)	-	(276,821)
Proceeds from direct purchase and dividend reinvestment	-	97	-	-	97
Proceeds from common stock offerings	1,265	272,036	-	-	273,301
Proceeds from common stock offerings to affiliate	117	26,166	-	-	26,283
Restricted stock grants	1	1,459	-	-	1,460
Common dividends declared, $0.62 per share	-	-	-	(28,945)	(28,945)
Balance, December 31, 2008	$1,760	$831,966	$(266,668)	$(152,603)	$414,455
Net income (loss)	-	-	-	323,983	323,983
Other comprehensive income (loss)	-	-	166,914	-	166,914
Proceeds from direct purchase and dividend reinvestment	-	50	-	-	50
Proceeds from common stock offerings	4,635	1,368,246	-	-	1,372,881
Proceeds from common stock offerings to affiliates	296	89,782	-	-	90,078
Restricted stock grants	2	570	-	-	572
Common dividends declared, $0.26 per share	-	-	-	(242,371)	(242,371)
Balance, December 31, 2009	$6,693	$2,290,614	$(99,754)	$(70,991)	$2,126,562
Net income (loss)	-	-	-	532,851	532,851
Cumulative effect of change in accounting principle	-	-	-	(88,187)	(88,187)
Other comprehensive income (loss)	-	-	374,405	-	374,405
Proceeds from direct purchase and dividend reinvestment	-	263	-	-	263
Proceeds from common stock offerings	3,566	1,310,057	-	-	1,313,623
Restricted stock grants	2	956	-	-	958
Common dividends declared, $0.69 per share	-	-	-	(577,469)	(577,469)
Balance, December 31, 2010	$10,261	$3,601,890	$274,651	$(203,796)	$3,683,006

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	December 31, 2010	December 31, 2009	December 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$532,851	$323,983	$(119,809)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums	(247,435)	(49,249)	294
Unrealized losses (gains) on interest rate swaps	9,989	-	(4,156)
Realized loss (gain) on termination of interest rate swaps	-	-	10,337
Realized losses (gains) on sales of investments	(10,085)	(103,646)	144,304
Realized losses on principal write-downs of non-Agency RMBS	7,385	255	-
Net other-than-temporary credit impairment losses	12,678	9,996	-
Provision for loan losses	2,689	3,102	1,540
Restricted stock grants	958	572	1,460
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(15,960)	(23,177)	(5,613)
Decrease (increase) in other assets	282	(237)	(694)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(79)	85	(126)
Increase (decrease) in investment management fees payable to affiliate	3,903	6,227	1,076
Increase (decrease) in accrued interest payable	8,406	770	2,050
Net cash provided by (used in) operating activities	$305,582	$168,681	$30,663
Cash Flows From Investing Activities:
Mortgage-Backed Securities portfolio:
Purchases	(4,022,951)	(5,324,267)	(1,483,416)
Sales	896,261	1,857,210	567,455
Principal payments	799,543	548,048	174,449
Mortgage-Backed Securities portfolio, non-retained:
Principal payments	628,930	-	-
Loans held for investment portfolio:
Purchases	-	-	(735,271)
Sales	-	-	90,732
Principal payments	-	-	23,115
Securitized loans:
Purchases	-	-	(111)
Principal payments	113,330	108,850	40,714
Reverse repurchase agreements	-	-	265,000
Restricted cash	-	-	1,350
Net cash provided by (used in) investing activities	$(1,584,887)	$(2,810,159)	$(1,055,983)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	15,370,110	59,370,624	85,585,116
Payments on repurchase agreements	(15,536,715)	(57,957,341)	(85,293,581)
Net proceeds from common stock offerings	1,313,623	1,372,881	273,301
Net proceeds from common stock offerings to affiliates	-	90,078	26,283
Proceeds from securitized debt borrowings	-	-	526,716
Payments on securitized debt borrowings	(102,000)	(102,393)	(37,973)
Proceeds from securitized debt borrowings, non-retained	1,295,657	-	-
Payments on securitized debt borrowings, non-retained	(561,927)	-	-
Net proceeds from direct purchase and dividend reinvestment	263	50	97
Net payments on termination of interest rate swaps	-	-	(10,337)
Common dividends paid	(516,812)	(135,622)	(22,848)
Net cash provided by (used in) financing activities	$1,262,199	$2,638,277	$1,046,774
Net increase (decrease) in cash and cash equivalents	(17,106)	(3,201)	21,454
Cash and cash equivalents at beginning of period	24,279	27,480	6,026
Cash and cash equivalents at end of period	$7,173	$24,279	$27,480

Supplemental disclosure of cash flow information:
Interest paid	$143,830	$34,452	$58,493
Taxes paid	$756	$1	$33

Non-cash investing activities:
Payable for investments purchased	$(127,693)	$-	$-
Net change in unrealized gain on available-for sale securities	$374,405	$166,914	$(276,821)
Non-cash financing activities:
Common dividends declared, not yet paid	$174,445	$113,788	$7,040

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

1.   Organization

Chimera Investment Corporation (“Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its taxable net income to its stockholders.  In July 2008, the Company formed Chimera Securities Holdings, LLC, a wholly-owned subsidiary.  In June 2009, the Company formed Chimera Asset Holding LLC and Chimera Holding LLC, both wholly-owned subsidiaries.  In January 2010, the Company formed Chimera Special Holding LLC, which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC, a wholly-owned subsidiary.  Chimera Securities Holdings, LLC, Chimera Asset Holding LLC, Chimera Holding LLC, and Chimera Special Holding LLC are qualified REIT subsidiaries.  CIM Trading Company LLC is a taxable REIT subsidiary. Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.38% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.

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

(e) Allowance for Loan Losses
The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company’s loan portfolio.  The estimate is based on a variety of factors including current economic conditions, industry loss experience, the loan originator’s loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing appreciation or depreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of a pool of loans, the Company obtains written representations and warranties from the sellers that the Company could be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards.  While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses.  The Company has created an unallocated provision for probable loan losses estimated as a percentage of the remaining unpaid principal balance on the loans.  Management’s estimate is based on historical experience of similarly underwritten pools in conjunction with current and expected market trends.

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

(g) Securitized Debt and Securitized Debt, Non-Retained
The Company has issued securitized debt to finance its residential mortgage loan portfolio and has re-securitized RMBS to finance a portion of its RMBS portfolio.  Certain transactions involving residential mortgage loans are accounted for as financings, and are recorded as an asset called “Securitized loans held for investment” and the corresponding debt as “Securitized debt” in the consolidated statements of financial condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal payments to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, non-retained” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency Mortgage-Backed Securities Senior, non-retained” that pay interest and principal payments to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company are accounted for as financings pursuant to the adoption of ASC 810, Consolidation. The holders of securitized debt and securitized debt, non-retained have no recourse to the Company, and the Company does not receive any interest or principal paid on such securitized debt, non-retained.  The Company estimates fair value of securitized debt and securitized debt, non-retained as described in Note 5 to these consolidated financial statements.

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

 (k) Income Taxes
The Company qualifies to be taxed as a REIT, and therefore it generally will not be subject to corporate, federal, or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  The Company and its subsidiary CIM Trading Company LLC made a joint election to treat the subsidiary as a taxable REIT subsidiary.  As such, CIM Trading Company LLC is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

 The provisions of FASB ASC 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return.  FASB ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements.  The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of December 31, 2010.

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

 (n) Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to the following: all investment securities classified as available-for-sale and interest rate swaps are reported at their estimated fair value; all investment securities are amortized/accreted based on yields that incorporate management’s assumptions as to the expected performance of the investment over time; and the loan loss provision reflects management estimates with regard to expected losses of the securitized loan portfolio.  Actual results could differ from those estimates.

(o) Consolidation
The consolidated financial statements include the financial statements of the Company and its subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.

(p) Recent Accounting Pronouncements

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

In July 2010, the FASB released ASU 2010-20, which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses. Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables. The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferors interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update became effective for the Company for interim or annual periods ending on or after December 15, 2010.  Adoption of this guidance results in increased footnote disclosure in the Company’s consolidated financial statements.

In January 2011, the FASB released ASU 2011-01, which defers the effective date of disclosures about troubled debt restructurings required in ASU 2010-20.  The delay has allowed the FASB time to clarify the guidance for determining what constitutes a troubled debt restructuring.  This update does not defer the other disclosure requirements under ASU 2010-20.

Broad Transactions

Consolidation (ASC 810)

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).  The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  The Company determined it is the primary beneficiary on a number of VIEs formed through re-securitizations.  The Company was required to consolidate RMBS re-securitization transactions previously recorded during the year ended December 31, 2009 as sales for GAAP beginning with the effective date of this ASU.  Consolidation of these transactions altered the presentation of the consolidated financial statements by increasing its non-Agency portfolio and increasing the value of non-recourse liabilities for which it has no continuing obligation.  The consolidation has reversed previously recorded GAAP gains on sales of assets related to the re-securitizations undertaken in 2009.  The reversal of this gain will be accreted over the remaining life of the re-securitized assets.  The adoption of this guidance has resulted in material changes to the format and content of the Company’s consolidated financial statements, as well as enhanced disclosures as described in Note 8 to these consolidated financial statements.

Derivatives and Hedging (ASC 815)

The FASB issued ASU 2010-8 in February 2010 and provided technical corrections to ASC 815.  This update provides a four step analysis to determine whether call or put options that can accelerate the settlement of debt instruments should be considered clearly and closely related to the debt host contract.  If it is determined that such option is closely related to the host contract, bifurcation of the host contract from the derivative instrument is not necessary.  If an existing hybrid instrument requires bifurcation under this update, a one-time election can be made to utilize the Fair Value Option for the entire contract.   This update was effective for the Company January 1, 2010 and continues to have no effect on the consolidated financial statements.

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

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, FASB issued ASU 2010-06 which increases disclosures regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for the Company beginning January 1, 2010. Adoption of this guidance resulted in increased footnote disclosure in the Company’s consolidated financial statements.  The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective for the Company until January 1, 2011.  Adoption of this portion of ASU 2010-06 will result in increased footnote disclosure in the Company’s consolidated financial statements.

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

3.  Mortgage-Backed Securities

The following tables present the principal value, unamortized premium, unamortized discount, gross unrealized gain, gross unrealized loss, and fair value of the Company’s available-for-sale RMBS portfolio as of December 31, 2010 and 2009, at fair value by asset class.  The RMBS portfolio is composed of Agency and non-Agency RMBS collateralized by residential mortgage loans.  The Agency RMBS are mortgage pass-through certificates, CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to credit risk.  The Company classifies its non-Agency RMBS into senior, subordinated, and senior, non-retained interests.  Senior interests in non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests.  At December 31, 2010 the non-Agency RMBS portfolio included $5.9 billion in notional Interest Only (“IO”) senior securities and $305.0 million in notional IO subordinated securities.  At December 31, 2009 the non-Agency RMBS portfolio includes $379.0 million in notional IO subordinated securities.  Securities identified as senior, non-retained have been consolidated pursuant to the adoption of ASC 810.  See Note 8 of these consolidated financial statements for a detailed discussion.

December 31, 2010
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$664,251	$420,657	$(9,320)	$21,758	$(109,661)	$987,685
Subordinated	4,962,829	58,298	(2,789,906)	206,189	(226,552)	2,210,858
Senior, non-retained	2,008,167	79,730	(109,619)	428,213	(75,923)	2,330,568
Agency RMBS	2,035,823	67,134	-	47,717	(17,090)	2,133,584
Total	$9,671,070	$625,819	$(2,908,845)	$703,877	$(429,226)	$7,662,695

December 31, 2009
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$2,757,212	$1,536	$(628,210)	$83,946	$(192,078)	$2,022,406
Subordinated	1,616,031	10,346	(1,239,769)	65,996	(76,145)	376,459
Agency RMBS	1,616,450	55,081	(29)	20,767	(2,240)	1,690,029
Total	$5,989,693	$66,963	$(1,868,008)	$170,709	$(270,463)	$4,088,894

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.  The securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in the paragraphs following these tables.  Five securities have been in a continuous unrealized loss position for greater than twelve months, all of which are subordinated interests held by the Company that, although performing in line with the Company’s expectations, are in unrealized loss position due to significant market value declines consistent with similar asset classes as a result of the credit crisis.

December 31, 2010
(dollars in thousands)

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$549,968	$(109,662)	$-	$-	$549,968	$(109,662)
Subordinated	1,178,493	(217,224)	12,826	(9,328)	1,191,319	(226,552)
Senior, non-retained	764,724	(75,923)	-	-	764,724	(75,923)
Agency	600,464	(17,090)	-	-	600,464	(17,090)
Total	$3,093,649	$(419,899)	$12,826	$(9,328)	$3,106,475	$(429,227)

December 31, 2009
(dollars in thousands)

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$539,579	$(38,466)	$489,670	$(153,613)	$1,029,249	$(192,079)
Subordinated	179,226	(72,438)	5,862	(3,707)	185,088	(76,145)
Agency	682,681	(2,240)	-	-	682,681	(2,240)
Total	$1,401,486	$(113,144)	$495,532	$(157,320)	$1,897,018	$(270,464)

The Company recorded a $12.7 million other-than-temporary credit impairment during the year ended December 31, 2010 on investments where the expected future cash flows of certain non-Agency RMBS were less than their amortized cost basis.  The impairment recorded during the year ended December 31, 2010 was related to thirty-eight securities.  The impaired investments were interests in non-Agency RMBS.  As of December 31, 2010, the impaired securities had cumulative losses ranging from 0% up to 14%, three-month prepayments speeds between 0 and 69 Constant Prepayment Rate (“CPR”), 60+ day delinquencies between 0% and 32% of the pool balance, and weighted average FICO scores on the pools between 666 and 753.

The Company evaluates each investment in its RMBS portfolio for OTTI quarterly or more often if market conditions warrant.  The amortized cost of each investment in an unrealized loss position is compared to the present value of expected future cash flows of the position.  In estimating future cash flows, the Company evaluated the non-Agency RMBS for OTTI by considering delinquencies, credit losses, loss severities, prepayment speeds, geographic data, borrower characteristics, loan to value ratios, seasoning and credit support in conjunction with broader macroeconomic expectations such as home price depreciation, expectations of future delinquencies and loss severities and the ability of the borrower to refinance or modify their loans.  If after determining the expected future cash flows of the position, the amortized cost of the security is less than the present value of its expected future cash flows, an other-than-temporary credit impairment has occurred.  If the Company does not intend to sell and is not more likely than not required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in the statement of operations, while the balance of impairment related to other factors is recognized in Other Comprehensive Income (Loss).  If the Company intends to sell the debt security, or will be more likely than not required to sell the security before its anticipated recovery, the full unrealized loss is recognized in the statement of operations.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  A summary of the OTTI included in earnings for the years ended December 31, 2010, 2009 and 2008 is presented below.

	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	(dollars in thousands)
Cumulative credit loss beginning balance	$9,996	$-	$-
Additions:
Other-than-temporary impairments not previously recognized	9,437	9,567	-
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	3,241	429	-
Cumulative credit loss ending balance	$22,674	$9,996	$-

The following table presents details of each asset class in the Company’s RMBS portfolio at December 31, 2010 and 2009.  The principal or notional value represents the interest income earning balance of each class.  The weighted average amortized cost, fair value, coupon, yield, and CPR at period-end are weighted by each investment’s respective principal/notional value in the asset class.  The figure presenting the annualized yield over the current quarter is the annualized interest income earned on the asset class during the quarter, divided by the average of the beginning and ending amortized cost of the asset class.

December 31, 2010
	Principal or Notional Value at Period-End	Weighted Average Amortized Cost Basis at Period-End	Weighted Average Fair Value at Period-End	Weighted Average Coupon at Period-End	Weighted Average Yield (Loss Adjusted) at Period-End	Annualized Yield Over Current Quarter	Weighted Average 3 Month CPR at Period-End
Non-Agency Mortgage-Backed Securities
Senior	664,251	$99.64	$101.56	4.48%	4.65%	5.73%	16%
Senior, interest only	5,929,634	$6.98	$5.28	1.74%	14.71%	29.03%	16%
Subordinated	4,962,829	$44.35	$43.88	4.11%	16.78%	25.63%	15%
Subordinated, interest only	304,993	$9.93	$10.81	3.03%	27.60%	24.62%	16%
Senior, non-retained	2,008,167	$98.51	$116.05	5.17%	4.36%	6.85%	15%
Agency Mortgage-Backed Securities	2,092,465	$103.30	$104.80	5.05%	4.51%	3.34%	24%

The Company’s investment guidelines place no restrictions on the credit rating of the assets the Company is able to hold in its portfolio.  The portfolio is most heavily weighted to contain RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

	December 31, 2010	December 31, 2009
AAA	41.25%	39.41%
AA	7.91%	0.75%
A	1.92%	0.55%
BBB	0.80%	1.07%
BB	0.01%	1.77%
B	0.01%	2.18%
Below B or not rated	48.10%	54.27%
Total	100.00%	100.00%

The table above reflects the credit rating of the Company’s consolidated RMBS portfolio.  At December 31, 2010, approximately 20% of the AAA, AA, and A securities balance reflected in the table above include senior, non-retained, non-Agency RMBS.

The AAA rated assets in the RMBS portfolio are predominantly Agency RMBS and senior non-retained non-Agency RMBS.  As the Company securitizes or re-securitizes assets, it expects the Below B or not rated percentages in the portfolio to increase as the Company typically retains the subordinated tranches of these types of transactions.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables summarize the Company’s RMBS at December 31, 2010 and 2009 according to their estimated weighted-average life classifications.  The weighted-average lives of the mortgage-backed securities at December 31, 2010 and 2009 in the tables below are based on consensus constant prepayment speeds.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

December 31, 2010
(dollars in thousands)

	Less than one year	Weighted Average Life Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$26,962	$587,075	$373,648	$987,685
Subordinated	7,941	218,986	1,983,931	2,210,858
Senior, non-retained	200,468	1,889,732	240,368	2,330,568
Agency RMBS	-	1,560,859	572,725	2,133,584
Total fair value	$235,371	$4,256,652	$3,170,672	$7,662,695
Amortized cost
Non-Agency RMBS
Senior	$26,920	$584,859	$463,810	$1,075,589
Subordinated	11,076	253,558	1,966,587	2,231,221
Senior, non-retained	251,579	1,500,955	225,744	1,978,278
Agency RMBS	-	1,513,644	589,313	2,102,957
Total amortized cost	$289,575	$3,853,016	$3,245,454	$7,388,045

December 31, 2009
(dollars in thousands)

	Less than one year	Weighted Average Life Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$20,533	$1,520,809	$481,065	$2,022,407
Subordinated	137	204,481	171,840	376,458
Agency RMBS	-	1,690,029	-	1,690,029
Total fair value	$20,670	$3,415,319	$652,905	$4,088,894
Amortized cost
Non-Agency RMBS
Senior	$20,549	$1,631,461	$478,530	$2,130,540
Subordinated	76	244,937	141,594	386,607
Agency RMBS	-	1,671,502	-	1,671,502
Total amortized cost	$20,625	$3,547,900	$620,124	$4,188,649

The non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be when the 60+ day delinquency bucket of the pool is greater than 5% and weighted average FICO scores are greater than 650 at origination.  At December 31, 2010, 99% of the non-Agency RMBS are Alt-A collateral.  At December 31, 2009, 78% of the non-Agency RMBS were Alt-A collateral.  The non-Agency securities contained in this portion of the portfolio have the following collateral characteristics at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
Number of securities in portfolio		581		209
Weighted average maturity (years)		27.4		28.5
Weighted average amortized loan to value		72.5%		73.8%
Weighted average FICO		717.3		715.7
Weighted average loan balance (in thousands)		$447.6		$415.9
Weighted average percentage owner occupied		83.3%		82.8%
Weighted average percentage single family residence		63.1%		59.9%
Weighted average current credit enhancement		16.0%		12.2%
Weighted average geographic concentration	CA	57.8%	CA	44.8%
	FL	13.3%	FL	17.3%
	NY	7.3%	NY	7.5%
	NJ	3.9%	MD	4.9%
	VA	3.3%	NJ	4.4%

The information presented in the table above includes senior, non-retained, non-Agency RMBS consolidated pursuant to the adoption of ASC 810 on January 1, 2010 by the Company.

The table below presents origination year for the Company’s portfolio of non-Agency RMBS at December 31, 2010 and 2009.

Origination Year as a Percentage of Outstanding Principal Balance	December 31, 2010	December 31, 2009
2004	0.1%	0.0%
2005	13.4%	8.7%
2006	27.0%	36.7%
2007	56.1%	50.8%
2008	3.3%	3.8%
2009	0.1%	0.0%
Total	100.0%	100.0%

On January 29, 2010, the Company transferred $1.7 billion in principal value of its RMBS to the CSMC 2010-1R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, the Company financed through the transaction $271.6 million of AAA-rated fixed rate bonds to third party investors for net proceeds of $268.1 million.  The Company retained $391.9 million of AAA-rated bonds, $1.0 billion in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $1.6 billion on the date of transfer.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-1R Trust.

On April 30, 2010, the Company transferred $566.6 million in principal value of its RMBS to the CSMC 2010-11R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, the Company financed through the transaction $138.8 million of AAA-rated fixed rate bonds to third party investors for net proceeds of $137.4 million.  The Company retained $427.7 million in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $566.6 million on the date of transfer.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-11R Trust.

On May 27, 2010, the Company transferred $1.2 billion in principal value of its RMBS to the CSMC 2010-12R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, the Company financed through the transaction $294.0 million of AAA-rated fixed rate bonds to third party investors for net proceeds of $294.3 million.  The Company retained $136.3 million of AAA-rated bonds, $788.2 million in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $1.2 billion on the date of transfer.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-12R Trust.

On March 11, 2009, the Company transferred $281.9 million in principal value of its RMBS to the JMAC 2009-R2 Trust in a re-securitization transaction.  In this transaction, the Company sold $49.4 million of AAA-rated floating rate bonds to third party investors and realized a loss on the sale of approximately $119 thousand.  The Company retained $143.1 million of AAA-rated bonds, $89.4 million in subordinated bonds and the owner trust certificate.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that have been transferred to the JMAC 2009-R2 Trust.

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

During the year ended December 31, 2010, the Company sold RMBS with a carrying value of $885.4 million for realized gains of $10.1 million.  During the year ended December 31, 2009, the Company sold RMBS with a carrying value of $1.8 billion for realized gains of $103.6 million.

In addition, during the year ended December 31, 2010, the Company recorded non-recourse financing with third party investors related to re-securitizations executed in prior periods.  The Company financed through these transactions $704.5 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $703.0 million. In total, in 2010, the Company financed through its secured debt financing $1.3 billion of AAA-rated fixed rate bonds for net proceeds of $1.3 billion.  During the year ended December 31, 2009, the Company recorded no non-recourse financing with third party investors.

4.  Securitized Loans Held for Investment

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at December 31, 2010 and 2009.  At December 31, 2010, approximately 56% of the Company’s securitized loans are adjustable rate mortgage loans and 44% are fixed rate mortgage loans.  All of the adjustable rate loans held for investment are hybrid adjustable rate mortgages (“ARMs”).  Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.  The periodic cap on all hybrid ARMs in the securitized loan portfolio range from 0.00% to 3.00% for the years ended December 31, 2010 and 2009, respectively.  The securitized loans held for investment are carried at their principal balance outstanding, plus premiums or discounts, less an allowance for loan losses.

	December 31, 2010	December 31, 2009
	(dollars in thousands)

Securitized loans, at amortized cost	$360,118	$475,084
Less: allowance for loan losses	6,586	4,551
Securitized loans held for investment	$353,532	$470,533

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 56% were originated during 2008 and 42% were originated during 2007 and the remaining 2% of the loans were originated prior to 2007.  A summary of key characteristics of these loans follows.

	December 31, 2010		December 31, 2009
Number of loans		513		681
Weighted average maturity (years)		26.6		27.2
Weighted average amortized loan to value		74.5%		73.0%
Weighted average FICO		755		756
Weighted average loan balance (in thousands)		$694.3		$690.1
Weighted average percentage owner occupied		90.5%		90.9%
Weighted average percentage single family residence		58.2%		60.0%
Weighted average geographic concentration	CA	33.3%	CA	33.8%
	FL	6.7%	FL	6.4%
	NJ	5.3%	NJ	6.3%
	IL	5.3%	IL	6.0%
	AZ	5.2%	VA	4.8%

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the years ended December 31, 2010, 2009 and 2008:

	December 31, 2010	December 31, 2009	December 31, 2008
	(dollars in thousands)
Balance, beginning of period	$4,551	$1,621	$81
Provision for loan losses	2,689	3,102	1,540
Charge-offs	(654)	(172)	-
Balance, end of period	$6,586	$4,551	$1,621

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses which is calculated to reflect management’s estimate of possible losses in the securitized loan portfolio at the reporting date.  The Company’s provision for loan losses considers the quality of the collateral, performance of like collateral, and expectations of future market conditions as described more fully in Note 2(e).  The Company’s provision for loan losses is calculated on the outstanding principal balance of the portfolio, 60+ day delinquencies for like collateral and current and expected severities for similarly underwritten loans.  The Company’s allowance for loan losses at December 31, 2010 was $6.6 million, representing 185 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The Company’s allowance for loan losses at December 31, 2009 was $4.6 million, representing 97 basis points of the principal balance of the Company’s securitized loan portfolio.  At December 31, 2010, 3.12% of the securitized loans held for investment were greater than 60 days delinquent and 0.93% were in some stage of bankruptcy, foreclosure, or were real estate owned.  At December 31, 2009, 1.82% of the securitized loans held for investment were greater than 60 days delinquent and 0.89% were in some stage of bankruptcy, foreclosure, or real estate owned.

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

Non-Agency and Agency RMBS
Generally, the Company determines the fair value of its investment securities utilizing a pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  Certain very liquid asset classes, such as Agency fixed-rate pass-throughs may be priced using independent sources such as quoted prices for “To-Be-Announced” securities.   Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management performs a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.  The Company believes the observable inputs used in its model in conjunction with dealer and/or third party pricing services meets the criteria for classification as Level 2.

Non-Agency, Non-Retained RMBS
The non-Agency, non-retained securities reflected in the consolidated financial statements are securities consolidated pursuant to the Company’s adoption of ASC 860 and ASC 810 on January 1, 2010.  These assets have been financed with third parties without recourse to the Company in the normal course of the Company’s portfolio optimization strategy.  The Company fair values these assets as described above in Non-Agency and Agency RMBS.  See Note 8 to these consolidated financial statements for a detailed discussion of these securities.

Interest Rate Swaps
The Company obtains quotations from third parties to determine the fair values of its interest rate swaps.  The Company compares the third party quotations received to its own estimate of fair value to evaluate for reasonableness.  The dealer quotes will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by the Company by incorporating such factors as the term to maturity, Treasury curve, LIBOR rates, and the payment rates on the fixed portion of the interest rate swaps.

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

At December 31, 2010, the Company has classified its assets and liabilities as Level 2.  At December 31, 2009, the Company classified its assets as Level 2.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued at December 31, 2010 and 2009 as presented below.

December 31, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$987,685	$-
Subordinated	-	2,210,858	-
Senior, non-retained	-	2,330,568	-
Agency mortgage-backed securities	-	2,133,584	-

Liabilities:
Interest rate swaps	-	9,988	-

December 31, 2009
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$2,022,406	$-
Subordinated	-	376,459	-
Senior, non-retained	-	-	-
Agency mortgage-backed securities	-	1,690,029	-

In the aggregate, the Company’s fair valuations of RMBS investments were 0.02% lower than the aggregated dealer marks for the year ended December 31, 2010 and 1.05% lower than the aggregated dealer marks for the year ended December 31, 2009.

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

Securitized Debt and Securitized Debt, Non-Retained
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

The following table presents the carrying value and estimated fair value, as described above, of the Company’s financial instruments at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Non-Agency RMBS	$5,529,111	$5,529,111	$2,398,865	$2,398,865
Agency RMBS	2,133,584	2,133,584	1,690,029	1,690,029
Securitized loans held for investment	353,532	345,410	470,533	453,388
Repurchase agreements	(1,808,797)	(1,811,575)	(1,975,402)	(1,977,664)
Securitized debt	(289,236)	(303,102)	(390,350)	(408,404)
Securitized debt, non-retained	(1,956,079)	(1,887,121)	-	-
Interest rate swaps	(9,988)	(9,988)	-	-

6.  Repurchase Agreements

The Company had outstanding $1.8 billion and $2.0 billion of repurchase agreements with weighted average borrowing rates of 0.45% and 0.60% and weighted average remaining maturities of 49 and 26 days as of December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $2.0 billion and $2.0 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the years ended December 31, 2010 and December 30, 2009 were $1.5 billion and $1.3 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month LIBOR rate and re-price accordingly.

At December 31, 2010 and December 31, 2009, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Overnight	$-	$-
1-30 days (1)	232,265	1,772,662
30 to 59 days	970,394	62,243
60 to 89 days	545,442	-
90 to 119 days	60,696	-
Greater than or equal to 120 days	-	140,497
Total	$1,808,797	$1,975,402
(1) Repurchase agreements with affiliates totaled $259.0 million as of December 31, 2009. There were no repurchase agreements with affiliates as of December 31, 2010.

At December 31, 2010 and 2009, the Company did not have an amount at risk greater than 10% of its equity with any counterparty.

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

At December 31, 2010, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $303.1 million.  The debt matures between the years 2023 and 2038.  At December 31, 2010, the debt carried a weighted average cost of financing equal to 5.52%, that is secured by residential mortgage loans of which approximately 44% of the remaining principal balance pays a fixed rate of 6.29% and 56% of the remaining principal balance pays a variable rate of 5.47%.  At December 31, 2009, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $390.4 million.  At December 31, 2009, the debt carried a weighted average cost of financing equal to 5.50%, that is secured by residential mortgage loans of which approximately 43% of the remaining principal balance pays a fixed rate of 6.33% and 57% of the remaining principal balance pays a variable rate of 5.63%.

At December 31, 2010, the Company’s securitized debt, non-retained, collateralized by RMBS had a principal balance of $2.0 billion.  The debt matures between the years 2035 and 2047.  At December 31, 2010, the debt carried a weighted average cost of financing equal to 5.17%.  At December 31, 2009, the Company did not have securitized debt, non-retained collateralized by RMBS.

The following table presents the estimated principal repayment schedule of the securitized debt and securitized debt, non-retained held by the Company at December 31, 2010 and 2009, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses, collateralizing the debt.  All of the securitized debt recorded in the Company’s consolidated statements of financial condition is non-recourse to the Company.

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Within One Year	$634,988	$37,192
One to Three Years	831,305	70,885
Three to Five Years	305,953	59,382
Greater Than or Equal to Five Years	417,977	240,945
Total	$2,190,223	$408,404

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

The Company uses securitization trusts or variable interest entities in its securitization and re-securitization transactions.  Prior to January 1, 2010, these variable interest entities met the definition of QSPE’s and, as such, were not subject to consolidation.  Effective January 1, 2010, all such variable interest entities were considered for consolidation based on the criteria in ASC 810.

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

VIEs for Which the Company is the Primary Beneficiary
Based on the Company’s consolidation evaluation, the Company consolidated three VIEs on January 1, 2010 that were not previously consolidated and consolidated three VIEs that it created during 2010.  The Company’s retained beneficial interest is typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The effect in the current year is the inclusion of an additional $2.3 billion of non-Agency mortgage-backed securities at fair value no longer retained by the Company and the inclusion in its liabilities of $2.0 billion of non-recourse securitized debt associated with these re-securitizations.

On an ongoing basis, the Company expects that the VIEs will be fair valued as Level 2 assets.  Line items pertaining to the third-party owned interests are separately stated within the Company’s consolidated financial statements and labeled as “non-retained”.

The trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders.  The assets and other instruments held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity.  Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated subsidiaries, nor to the Company as the primary beneficiary.  The Company’s risks associated with its involvement with these VIEs is limited to its risks and rights as a certificate holder of the bonds it has retained.  See Note 5 for a discussion of the fair value measurement of the assets and liabilities.

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

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to the newly consolidated securitization entities as of December 31, 2010.

December 31, 2010
(dollars in thousands)
Assets
Non-Agency RMBS
Senior, non-retained	$2,330,568
Liabilities
Securitized debt, non-retained	$1,956,079

The consolidation of these securitization entities increases both the income and expense recorded in the consolidated statements of operations for the Company as detailed in the table below.

For the Year Ended December 31, 2010
(dollars in thousands)
Interest income, non-retained	$192,560
Interest expense, non-retained	115,061
Net interest income, non-retained	$77,499

A discussion of the significant accounting policies of the Company to record income and expense is included in Note 2 to these consolidated financial statements.  The effect of adopting ASC 810 based on the weighted average shares outstanding was to increase the net interest income of the Company by approximately $0.09 for the year ended December 31, 2010.

The effect of the consolidation of these securitization entities on the consolidated statements of cash flows for the Company is presented in the table below for the periods presented.

	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	(dollars in thousands)
Proceeds from securitized debt borrowings, non-retained	$1,295,657	$-	$-
Payments on securitized debt borrowings, non-retained	(561,927)	-	-
Increase (decrease) in accrued interest receivable	(279)	-	-
Increase (decrease) in accrued interest payable	279	-	-
Net cash flows, non-retained	$733,730	$-	$-

VIEs for Which the Company is Not the Primary Beneficiary
The table below represents the carrying amounts and classification of assets recorded on the Company’s consolidated financial statements related to its variable interests in non-consolidated VIEs, as well as its maximum exposure to loss as a result of its involvement with these VIEs.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$400	$559	$47,998	$46,047
Subordinated	7,664	6,485	9,701	7,081
Agency RMBS	2,680	2,530	4,730	4,720
Total	$10,744	$9,574	$62,429	$57,848

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

9.  Interest Rate Swaps

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  These derivative financial instrument contracts do not qualify as hedges under ASC 815.  As of December 31, 2010, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of December 31, 2010. The Company had no interest rate swaps outstanding as of December 31, 2009.

	Location on Consolidated Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
	(dollars in thousands)

December 31, 2010	Assets	$-	$-
December 31, 2010	Liabilities	$450,000	$(9,988)

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Interest Expense	Unrealized Gain (Loss) on Interest Rate Swaps
	(dollars in thousands)

For the Year Ended:
December 31, 2010	$5,789	$(9,988)
December 31, 2009	$-	$-
December 31, 2008	$5,752	$4,156

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2010 was 2.59% and the weighted average receive rate was 0.26%.  The Company had no interest rate swaps outstanding as of December 31, 2009.

10.  Common Stock

On March 31, 2010, the Company announced the sale of 85,000,000 shares of common stock at a price of $3.61 per share in a public offering.  In addition, the underwriters exercised the option to purchase an additional 12,750,000 shares of common stock to cover overallotments.  The aggregate net proceeds the Company received before expenses in this sale were approximately $352.9 million.  This sale was completed on April 7, 2010.

On June 22, 2010, the Company announced the sale of 100,000,000 shares of common stock at a price of $3.61 per share in a public offering.  In addition, the underwriters exercised the option to purchase an additional 15,000,000 shares of common stock to cover overallotments.  The aggregate net proceeds the Company received before expenses in this sale were approximately $415.2 million.  This sale was completed on June 28, 2010.

On November 2, 2010, the Company announced the sale of 125,000,000 shares of common stock at a price of $3.80 per share in a public offering.  In addition, the underwriters exercised the option to purchase an additional 18,750,000 shares of common stock to cover overallotments.  The aggregate net proceeds the Company received before expenses in this sale were approximately $546.3 million.  This sale was completed on November 8, 2010.

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

On September 24, 2009, the Company implemented a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, The Bank of New York Mellon. During the year ended December 31, 2010, the Company raised $263,000 by issuing 67,596 shares through the DRSPP. During the year ended December 31, 2009 no shares were issued under the DRSPP.

During the year ended December 31, 2010, the Company declared dividends to common shareholders totaling $577.5 million or $0.69 per share.  During the year ended December 31, 2009, the Company declared dividends to common shareholders totaling $242.4 million or $0.43 per share.

There was no preferred stock issued or outstanding as of December 31, 2010 or 2009.

On November 3, 2010, the Company filed an amendment to its Articles of Incorporation.  The Company’s Articles of Incorporation previously allowed the Company to issue up to a total of 1,100,000,000 shares of capital stock, par value $0.01 per share.  As of November 3, 2010, the Company had 883,168,113 shares of common stock issued and outstanding.  To retain the ability to issue additional shares of capital stock, the Company has increased the number of shares authorized to issue to 1,600,000,000 shares consisting of 1,500,000,000 shares of common stock, $0.01 par value per common share, and 100,000,000 shares of preferred stock, $0.01 par value per preferred share.

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of December 31, 2010, 416,200 shares have vested and 43,025 shares were forfeited or cancelled.

Each independent director was awarded a pro-rata portion of $45,000 in common stock based on term of service in 2010, which vested on December 31, 2010.

As of December 31, 2010, there was $15.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date. That cost is expected to be recognized over a weighted-average period of 7.0 years. The total fair value of shares vested, less those forfeited, during the year ended December 31, 2010 was $481,000, based on the closing price of the stock on the vesting date.

12.  Income Taxes

As a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status as well.  During the year ended December 31, 2010, the Company recorded $752,000 in income tax expense related to federal REIT excise tax due as a result of a shortfall in the Company’s 2009 distributions as compared to the amount required under applicable law and $3,000 in state income taxes.  During the year ended December 31, 2009, the Company recorded $1,000 in income tax expense related to state and federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the year ended December 31, 2010, the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income. The Company files tax returns in several U.S jurisdictions, including New York State and New York City. The 2010 tax year remains open to U.S. federal, state and local tax examinations.

For the year ended December 31, 2009, all income distributed in the form of dividends was characterized as ordinary income.

During July 2010, the Company formed CIM Trading Company LLC, a wholly-owned subsidiary, and made a joint election to treat the subsidiary as a taxable REIT subsidiary (“TRS”).  As such, CIM Trading Company LLC is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.  For the year ended December 31, 2010, no income tax expense has been recorded for this TRS as the Company does not expect the subsidiary to have federal taxable income for the year.

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

14.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  On November 18, 2010, the Compensation Committee of the Board of Directors renewed the management agreement through December 31, 2011.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.

Management fees accrued and paid to FIDAC for the years ended December 31, 2010 and 2009 were $40.9 million and $25.7 million, respectively.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in the operation of the Company.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the Company’s board of directors’ approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the year ended December 31, 2010, the Company reimbursed FIDAC approximately $465,000 for such expenses. During the year ended December 31, 2009, FIDAC waived its right to request reimbursement from the Company for these expenses.

During the years ended December 31, 2010 and 2009, 146,400 and 128,900 shares of restricted stock issued by the Company to FIDAC’s employees vested, as discussed in Note 11.

In April 2009, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCap Securities, Inc., a wholly owned subsidiary of Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in Master Repurchase Agreements.  At December 31, 2010 and 2009, the Company had no financing under this agreement. The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

In March 2008, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in Master Repurchase Agreements.  At December 31, 2010, the Company had no financing under this agreement.  At December 31, 2009, the Company financed $259.0 million under this agreement at a weighted average rate of 1.72%.  The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

15.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at December 31, 2010.

16.  Subsequent Events

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.

17.  Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net Interest Income:
Interest income	$159,967	$140,405	$133,522	$128,984
Interest expense	12,076	10,527	7,198	7,374

Interest income, non-retained	33,780	58,090	49,829	50,861
Interest expense, non-retained	27,573	32,237	21,421	33,830
Net interest income (expense)	154,098	155,731	154,732	138,641
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(5,596)	(1,314)	(24,746)	(22,687)
Non-credit portion of loss recognized in other comprehensive income (loss)	3,233	436	17,853	20,143
Net other-than-temporary credit impairment losses	(2,363)	(878)	(6,893)	(2,544)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	14,831	(13,583)	(11,237)	-
Realized gains (losses) on sales of investments, net	7,711	2,032	-	342
Realized losses on principal write-downs of non-Agency RMBS	(3,593)	(2,517)	(326)	(949)
Total other gains (losses)	18,949	(14,068)	(11,563)	(607)
Net investment income (loss)	170,684	140,785	136,276	135,490
Other expenses:
Management fee	12,229	11,318	9,263	8,114
Provision for loan losses	577	482	1,024	606
General and administrative expenses	1,648	1,798	1,409	1,160
Total other expenses	14,454	13,598	11,696	9,880
Income (loss) before income taxes	156,230	127,187	124,580	125,610
Income taxes	3	752	1	-
Net income (loss)	$156,227	$126,435	$124,579	$125,610

The following is a presentation of the results of operations for the quarters ended December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net Interest Income:
Interest income	$100,765	$104,690	$65,077	$28,007
Interest expense	8,530	9,197	8,313	9,042
Net interest income (expense)	92,235	95,493	56,764	18,965
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,480)	(6,209)	(8,575)	-
Non-credit portion of loss recognized in other comprehensive income (loss)	164	4,024	2,080	-
Net other-than-temporary credit impairment losses	(1,316)	(2,185)	(6,495)	-
Other gains (losses):
Realized gains (losses) on sales of investments, net	16,191	74,508	9,321	3,627
Realized losses on principal write-downs on non-Agency RMBS	(195)	(61)	-	-
Total other gains (losses)	15,996	74,447	9,321	3,627
Net investment income (loss)	106,915	167,755	59,590	22,592
Other expenses:
Management fee	8,516	8,649	5,955	2,583
Provision for loan losses	1,692	47	1,130	234
General and administrative expenses	1,238	1,057	861	905
Total other expenses	11,446	9,753	7,946	3,722
Income (loss) before income taxes	95,469	158,002	51,644	18,870
Income taxes	-	-	-	1
Net income (loss)	$95,469	$158,002	$51,644	$18,869

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CHIMERA INVESTMENT CORPORATION

By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 25, 2011
Matthew Lambiase

/s/ A. Alexandra Denahan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011
A. Alexandra Denahan

/s/ Jeremy Diamond	Director	February 25, 2011
Jeremy Diamond

/s/ Mark Abrams	Director	February 25, 2011
Mark Abrams

/s/ Paul A. Keenan	Director	February 25, 2011
Paul A. Keenan

/s/ Paul Donlin	Director	February 25, 2011
Paul Donlin

/s/ Gerard Creagh	Director	February 25, 2011
Gerard Creagh

/s/ Dennis Mahoney	Director	February 25, 2011
Dennis Mahoney

/s/ John P. Reilly	Director	February 25, 2011
John P. Reilly

S-1