Form 10-Q
period 2011-03-31
CHIMERA INVESTMENT CORP
filed 2011-05-09
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2011

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

Yes  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at May 9, 2011
Common Stock, $.01 par value	1,027,125,679

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition at March 31, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated financial statements at December 31, 2010)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters Ended March 31, 2011 and 2010 (Unaudited)	2

Consolidated Statements of Changes in Stockholders’ Equity for the Quarters Ended March 31, 2011 and 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2011 and 2010 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	52

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	53

Item 5. Other Information	53

Item 6. Exhibits	54

SIGNATURES	55

CERTIFICATIONS

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	March 31, 2011 (unaudited)	December 31, 2010 (1)
Assets:
Cash and cash equivalents	$16,295	$7,173
Non-Agency Mortgage-Backed Securities, at fair value
Senior ($143.4 million and $484.1 million resulting from consolidation of VIEs)	329,782	987,685
Subordinated ($1.6 billion and $1.5 billion resulting from consolidation of VIEs)	2,266,560	2,210,858
Senior, non-retained (held in consolidated VIEs)	2,368,212	2,330,568
Agency Mortgage-Backed Securities, at fair value	4,879,382	2,133,584
Securitized loans held for investment (held in consolidated VIEs), net of allowance for loan losses of $8.0 million and $6.6 million, respectively	326,295	353,532
Receivable for investments sold	6,192	-
Accrued interest receivable	58,570	49,088
Other assets	1,270	1,212
Interest rate swaps, at fair value	5,876	-
Total assets	$10,258,434	$8,073,700

Liabilities:
Repurchase agreements, Agency RMBS ($4.1 billion and $1.7 billion of RMBS pledged as collateral, respectively)	$3,870,407	$1,600,078
Repurchase agreements, non-Agency RMBS ($0 and $249.4 million of RMBS pledged as collateral, respectively)	-	208,719
Securitized debt issued by consolidated VIEs, ($281.3 million and $302.9 million of securitized loans pledged as collateral, respectively)	266,363	289,236
Securitized debt issued by consolidated VIEs, non-retained ($2.4 billion and $2.3 billion of non-retained RMBS pledged as collateral, respectively)	2,091,371	1,956,079
Payable for investments purchased	311,610	127,693
Accrued interest payable	12,543	11,641
Dividends payable	143,676	174,445
Accounts payable and other liabilities	1,234	393
Investment management fees payable to affiliate	12,807	12,422
Interest rate swaps, at fair value ($13.6 million and $12.8 million of RMBS pledged as collateral, respectively)	6,033	9,988
Total liabilities	$6,716,044	$4,390,694

Commitments and Contingencies (Note 15)	-	-

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,107,362 and 1,027,034,357 shares issued and outstanding, respectively	$10,262	$10,261
Additional paid-in-capital	3,602,339	3,601,890
Accumulated other comprehensive income (loss)	113,899	274,651
Retained earnings (accumulated deficit)	(184,110)	(203,796)
Total stockholders' equity	$3,542,390	$3,683,006
Total liabilities and stockholders' equity	$10,258,434	$8,073,700

(1) Derived from the audited consolidated financial statements at December 31, 2010.
See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended
	March 31, 2011	March 31, 2010
Net Interest Income:
Interest income	$206,574	$128,984
Interest expense	10,849	7,374

Interest income, non-retained	21,159	50,861
Interest expense, non-retained	27,575	33,830
Net interest income (expense)	189,309	138,641
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(4,205)	(22,687)
Non-credit portion of loss recognized in other comprehensive income (loss)	1,580	20,143
Net other-than-temporary credit impairment losses	(2,625)	(2,544)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	9,831	-
Realized gains (losses) on sales of investments, net	2,744	342
Realized losses on principal write-downs of non-Agency RMBS	(19,520)	(949)
Total other gains (losses)	(6,945)	(607)
Net investment income (loss)	179,739	135,490
Other expenses:
Management fee	12,750	8,114
Provision for loan losses	1,442	606
General and administrative expenses	1,487	1,160
Total other expenses	15,679	9,880
Income (loss) before income taxes	164,060	125,610
Income taxes	698	-
Net income (loss)	$163,362	$125,610

Net income (loss) per share-basic and diluted	$0.16	$0.19
Weighted average number of shares outstanding-basic and diluted	1,027,063,055	670,371,022
Comprehensive income (loss):
Net income (loss)	$163,362	$125,610
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(180,153)	241,581
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	2,625	2,544
Reclassification adjustment for realized losses (gains) included in net income (loss)	16,776	607
Other comprehensive income (loss)	(160,752)	244,732
Comprehensive income (loss)	$2,610	$370,342

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2009	$6,693	$2,290,614	$(99,754)	$(70,991)	$2,126,562
Net income (loss)	-	-	-	125,610	125,610
Cumulative effect of change in accounting principle	-	-	-	(88,187)	(88,187)
Other comprehensive income (loss)	-	-	244,732	-	244,732
Proceeds from common stock offerings	-	(100)	-	-	(100)
Restricted stock grants	1	122	-	-	123
Common dividends declared, $0.17 per share	-	-	-	(113,793)	(113,793)
Balance, March 31, 2010	$6,694	$2,290,636	$144,978	$(147,361)	$2,294,947

Balance, December 31, 2010	$10,261	$3,601,890	$274,651	$(203,796)	$3,683,006
Net income (loss)	-	-	-	163,362	163,362
Other comprehensive income (loss)	-	-	(160,752)	-	(160,752)
Proceeds from direct purchase and dividend reinvestment	1	310	-	-	311
Proceeds from common stock offerings	-	11	-	-	11
Restricted stock grants	-	128	-	-	128
Common dividends declared, $0.14 per share	-	-	-	(143,676)	(143,676)
Balance, March 31, 2011	$10,262	$3,602,339	$113,899	$(184,110)	$3,542,390

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Quarter Ended March 31, 2011	For the Quarter Ended March 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$163,362	$125,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums	(64,425)	(53,842)
Unrealized losses (gains) on interest rate swaps	(9,831)	-
Realized losses (gains) on sales of investments	(2,744)	(342)
Realized losses on principal write-downs of non-Agency RMBS	19,520	949
Net other-than-temporary credit impairment losses	2,625	2,544
Provision for loan losses	1,442	606
Restricted stock grants	128	123
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(9,163)	(6,509)
Decrease (increase) in other assets	(58)	43
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	841	17
Increase (decrease) in investment management fees payable to affiliate	385	(405)
Increase (decrease) in accrued interest payable	902	6,456
Net cash provided by (used in) operating activities	$102,984	$75,250
Cash Flows From Investing Activities:
Mortgage-Backed Securities portfolio:
Purchases	$(3,095,715)	$(442,919)
Sales	646,356	44,211
Principal payments	152,169	184,831
Mortgage-Backed Securities portfolio, non-retained:
Principal payments	178,084	145,421
Securitized loans:
Principal payments	25,337	28,666
Net cash provided by (used in) investing activities	$(2,093,769)	$(39,790)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$4,563,683	$6,776,126
Payments on repurchase agreements	(2,502,073)	(7,065,291)
Net proceeds from common stock offerings	11	(100)
Payments on securitized debt borrowings	(22,873)	(26,572)
Proceeds from securitized debt borrowings, non-retained	311,012	498,720
Payments on securitized debt borrowings, non-retained	(175,719)	(84,634)
Net proceeds from direct purchase and dividend reinvestment	311	-
Common dividends paid	(174,445)	(113,788)
Net cash provided by (used in) financing activities	$1,999,907	$(15,539)
Net increase (decrease) in cash and cash equivalents	9,122	19,921
Cash and cash equivalents at beginning of period	7,173	24,279
Cash and cash equivalents at end of period	$16,295	$44,200

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)
(unaudited)

Supplemental disclosure of cash flow information:
Interest paid	$37,522	$34,748
Taxes paid	$698	$-

Non-cash investing activities:
Receivable for investments sold	$6,192	$47,185
Payable for investments purchased	$311,610	$41,822
Net change in unrealized gain on available-for sale securities	$(160,752)	$244,732
Non-cash financing activities:
Common dividends declared, not yet paid	$143,676	$113,793

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2011
 (unaudited)

1.   Organization

Chimera Investment Corporation (“Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As long as the Company qualifies as a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes at least 90% of its taxable net income to its stockholders.  In July 2008, the Company formed Chimera Securities Holdings, LLC, a wholly-owned subsidiary.  In June 2009, the Company formed Chimera Asset Holding LLC and Chimera Holding LLC, both wholly-owned subsidiaries.  In January 2010, the Company formed Chimera Special Holding LLC, which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC, a wholly-owned subsidiary.  Chimera Securities Holdings, LLC, Chimera Asset Holding LLC, Chimera Holding LLC, and Chimera Special Holding LLC are qualified REIT subsidiaries.  CIM Trading Company LLC is a taxable REIT subsidiary (“TRS”). Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.38% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

(c) Non-Agency and Agency Residential Mortgage-Backed Securities
The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans.  The Company delineates between (1) Agency RMBS, (2) non-Agency RMBS, and (3) non-Agency, non-retained securities as follows:  The Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such Ginnie Mae, Freddie Mac or Fannie Mae.  The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to credit risk.  Non-Agency, non-retained securities are further detailed in Note 8 to these consolidated financial statements.

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

Interest income on RMBS is computed on the remaining principal balance of the investment security.  Premium or discount amortization/accretion on Agency RMBS is recognized over the life of the investment using the effective interest method.  Premium or discount amortization/accretion on non-Agency RMBS is recognized in accordance with Accounting Standards Codification (“ASC”) 325-40, Investment-Other: Beneficial Interests in Securitized Financial Assets.  For non-Agency RMBS, the Company estimates at the time of purchase expected future cash flows, prepayment speeds, credit losses, loss severity, and loss timing based on the Company’s observation of available market data, its experience, and the collective judgment of its management team to determine the effective interest rate on the RMBS.  Not less than quarterly, the Company reevaluates, and if necessary, makes adjustments to its analysis utilizing internal models, external market research and sources in conjunction with its view on performance in the non-Agency RMBS sector.  Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums or discounts which affects interest income.  Changes to assumptions that decrease expected future cash flows may result in other-than-temporary impairment (“OTTI”).

The Company evaluates each investment in its RMBS portfolio for OTTI quarterly or more often if market conditions warrant.  The Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss by comparing the difference between the present value of cash flows expected to be collected and the amortized cost basis.  The credit loss, if any, will then be recognized in earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income (loss).

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

(g) Securitized Debt and Securitized Debt, Non-Retained
The Company has issued securitized debt to finance its residential mortgage loan portfolio and has re-securitized RMBS to finance a portion of its RMBS portfolio.  Certain transactions involving residential mortgage loans are accounted for as financings, and are recorded as an asset called “Securitized loans held for investment” and the corresponding debt as “Securitized debt” in the consolidated statements of financial condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal payments to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, non-retained” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency Mortgage-Backed Securities Senior, non-retained” that pay interest and principal payments to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company are accounted for as financings pursuant to ASC 810, Consolidation. The holders of Securitized debt and Securitized debt, non-retained have no recourse to the Company, and the Company does not receive any interest or principal paid on such debt.  The Company estimates fair value of securitized debt and securitized debt, non-retained as described in Note 5 to these consolidated financial statements.  The associated liabilities are carried at amortized cost.

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

 The provisions of FASB ASC 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return.  FASB ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements.  The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of March 31, 2011.

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

(o) Recent Accounting Pronouncements

Assets

Receivables (ASC 310)

In July 2010, the FASB released ASU 2010-20, which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.   Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments; debt securities;  a transferors interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update was effective for the Company for interim or annual periods ending on or after December 15, 2010.  Adoption of this guidance results in increased footnote disclosure in the Company’s consolidated financial statements.

 Broad Transactions

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, FASB issued ASU 2010-06 which increases disclosures regarding the fair value of assets.    A majority of this update was effective for the Company on January 1, 2010.    However, the guidance also required that the disclosures on any Level 3 assets present separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  This portion of the guidance is effective for the Company on January 1, 2011.  Adoption of this portion of the guidance results in increased footnote disclosure in the Company’s consolidated financial statements to the extent that Level 3 assets are held.

Transfers and Servicing (ASC 860)

In April 2011, FASB issued ASU 2011-03 regarding repurchase agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this update one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this update, FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than on whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this update removes the transferor’s ability criterion from consideration of effective control.  This update is effective for the first interim or annual period beginning on or after December 15, 2011.  As the Company records repurchase agreements as secured borrowings and not sales, this update will have no effect on the Company’s consolidated financial statements.

3.  Mortgage-Backed Securities

The following tables present the principal value, unamortized premium, unamortized discount, gross unrealized gain, gross unrealized loss, and fair value of the Company’s available-for-sale RMBS portfolio as of March 31, 2011 and December 31, 2010, at fair value by asset class.  The RMBS portfolio is composed of Agency and non-Agency RMBS collateralized by residential mortgage loans.  The Agency RMBS are mortgage pass-through certificates, CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to credit risk.  The Company classifies its non-Agency RMBS into senior, subordinated, and senior, non-retained interests.  Senior interests in non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests.  Securities identified as senior, non-retained have been consolidated pursuant to the adoption of ASC 810.  See Note 8 of these consolidated financial statements for a detailed discussion.

March 31, 2011
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$9,612	$409,222	$(109)	$11,819	$(100,762)	$329,782
Subordinated	4,917,240	58,083	(2,640,129)	203,913	(272,547)	2,266,560
Senior, non-retained	2,136,669	57,530	(98,356)	303,544	(31,175)	2,368,212
Agency RMBS	4,749,061	131,376	(162)	36,036	(36,929)	4,879,382
Total	$11,812,582	$656,211	$(2,738,756)	$555,312	$(441,413)	$9,843,936

December 31, 2010
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$664,251	$420,657	$(9,320)	$21,758	$(109,661)	$987,685
Subordinated	4,962,829	58,298	(2,789,906)	206,189	(226,552)	2,210,858
Senior, non-retained	2,008,167	79,730	(109,619)	428,213	(75,923)	2,330,568
Agency RMBS	2,035,823	67,134	-	47,717	(17,090)	2,133,584
Total	$9,671,070	$625,819	$(2,908,845)	$703,877	$(429,226)	$7,662,695

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.  The securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in the paragraphs following these tables.  Five securities have been in a continuous unrealized loss position for greater than twelve months, all of which are subordinated interests held by the Company that, although performing in line with the Company’s expectations, are in unrealized loss position due to significant market value declines consistent with similar asset classes.

March 31, 2011
(dollars in thousands)

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$179,966	$(48,923)	$29,477	$(51,839)	$209,443	$(100,762)
Subordinated	1,150,933	(237,333)	62,012	(35,214)	1,212,945	(272,547)
Senior, non-retained	725,895	(31,044)	22,475	(131)	748,370	(31,175)
Agency	3,198,390	(36,929)	-	-	3,198,390	(36,929)
Total	$5,255,184	$(354,229)	$113,964	$(87,184)	$5,369,148	$(441,413)

December 31, 2010
(dollars in thousands)

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$549,968	$(109,662)	$-	$-	$549,968	$(109,662)
Subordinated	1,178,493	(217,224)	12,826	(9,328)	1,191,319	(226,552)
Senior, non-retained	764,724	(75,923)	-	-	764,724	(75,923)
Agency	600,464	(17,090)	-	-	600,464	(17,090)
Total	$3,093,649	$(419,899)	$12,826	$(9,328)	$3,106,475	$(429,227)

The Company recorded a $2.6 million other-than-temporary credit impairment during the quarter ended March 31, 2011 on investments where the expected future cash flows of certain non-Agency RMBS were less than their amortized cost basis.  The impairment recorded during the quarter ended March 31, 2011 was related to fourteen securities.  The impaired investments were interests in non-Agency RMBS.  As of March 31, 2011, the impaired securities had cumulative losses ranging from 0% up to 14%, three-month prepayments speeds between 0 and 69 Constant Prepayment Rate (“CPR”), 60+ day delinquencies between 0% and 45% of the pool balance, and weighted average FICO scores on the pools between 666 and 753.

The Company evaluates each investment in its RMBS portfolio for OTTI quarterly or more often if market conditions warrant.  The amortized cost of each investment in an unrealized loss position is compared to the present value of expected future cash flows of the position.  In estimating future cash flows, the Company evaluated the non-Agency RMBS for OTTI by considering delinquencies, credit losses, loss severities, prepayment speeds, geographic data, borrower characteristics, loan to value ratios, seasoning and credit support in conjunction with broader macroeconomic expectations such as home price depreciation, expectations of future delinquencies and loss severities and the ability of the borrower to refinance or modify their loans.  If after determining the expected future cash flows of the position, the amortized cost of the security is less than the present value of its expected future cash flows, an other-than-temporary credit impairment has occurred.  If the Company does not intend to sell and is not more likely than not required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in earnings, while the balance of impairment related to other factors is recognized in other comprehensive income (loss).  If the Company intends to sell the debt security, or will be more likely than not required to sell the security before its anticipated recovery, the full unrealized loss is recognized in earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  A summary of the OTTI included in earnings for the quarters ended March 31, 2011 and 2010 is presented below.

	March 31, 2011	March 31, 2010
	(dollars in thousands)
Cumulative credit loss beginning balance	$22,674	$9,996
Additions:
Other-than-temporary impairments not previously recognized	988	2,462
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	1,637	82
Cumulative credit loss ending balance	$25,299	$12,540

The following tables present details of each asset class in the Company’s RMBS portfolio at March 31, 2011 and December 31, 2010.  The principal or notional value represents the interest income earning balance of each class.  The weighted average amortized cost, fair value, coupon, yield, and CPR at period-end are weighted by each investment’s respective principal/notional value in the asset class.  The figure presenting the annualized yield over the current quarter is the annualized interest income earned on the asset class during the quarter, divided by the average of the beginning and ending amortized cost of the asset class.

	March 31, 2011
	Principal or Notional Value at Period-End	Weighted Average Amortized Cost Basis at Period-End	Weighted Average Fair Value at Period-End		Weighted Average Coupon at Period-End	Weighted Average Yield (Loss Adjusted) at Period-End	Annualized Yield Over Current Quarter*	Weighted Average 3 Month CPR at Period-End
Non-Agency Mortgage-Backed Securities
Senior	$9,612	$98.86	$94.20		1.22%	2.66%	2.21%	6%
Senior, interest only	$6,352,256	$6.44	$5.05		2.02%	12.91%	4.78%	17%
Subordinated	$4,917,240	$46.88	$45.44		4.12%	14.43%	24.27%	16%
Subordinated, interest only	$303,427	$9.93	$10.56		2.97%	26.06%	35.83%	14%
Senior, non-retained	$2,136,669	$98.09	$110.84	(1)	5.21%	4.88%	3.50%	16%
Agency Mortgage-Backed Securities	$4,800,913	$102.76	$102.74		4.71%	4.26%	4.48%	20%
Securitized loans
Senior	$273,178	$101.19	$101.19		5.46%	5.50%	4.92%	25%
Senior, interest only	$288,661	$0.01	$0.01		0.41%	100.00%	4586.67%	24%
Subordinated	$57,473	$100.66	$100.66		5.23%	-1.95%	4.05%	25%

* Includes the effect of realized loss on principal write-downs.
(1) See discussion of Financial Condition on page 35 for a review of GAAP book value.

	December 31, 2010
	Principal or Notional Value at Period-End	Weighted Average Amortized Cost Basis at Period-End	Weighted Average Fair Value at Period-End		Weighted Average Coupon at Period-End	Weighted Average Yield (Loss Adjusted) at Period-End	Annualized Yield Over Current Quarter*	Weighted Average 3 Month CPR at Period-End
Non-Agency Mortgage-Backed Securities
Senior	$664,251	$99.64	$101.56		4.48%	4.65%	5.03%	16%
Senior, interest only	$5,929,634	$6.98	$5.28		1.74%	14.71%	29.03%	16%
Subordinated	$4,962,829	$44.35	$43.88		4.11%	16.78%	25.17%	15%
Subordinated, interest only	$304,993	$9.93	$10.81		3.03%	27.60%	24.62%	16%
Senior, non-retained	$2,008,167	$98.51	$116.05	(1)	5.17%	4.36%	6.85%	15%
Agency Mortgage-Backed Securities	$2,092,465	$103.30	$104.80		5.05%	4.51%	3.34%	24%
Securitized loans
Senior	$296,458	$101.19	$101.19		5.50%	5.54%	4.82%	28%
Senior, interest only	$313,720	$0.01	$0.01		0.41%	100.00%	3795.92%	29%
Subordinated	$59,540	$100.93	$100.93		5.36%	2.85%	5.72%	30%

* Includes the effect of realized loss on principal write-downs.
(1) See discussion of Financial Condition on page 35 for a review of GAAP book value.

The Company’s investment guidelines place no restrictions on the credit rating of the assets the Company is able to hold in its portfolio.  The portfolio is most heavily weighted to contain RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

	March 31, 2011	December 31, 2010
AAA	13.25%	41.25%
AA	4.98%	7.91%
A	1.26%	1.92%
BBB	0.64%	0.80%
BB	0.01%	0.01%
B	0.00%	0.01%
Below B or not rated	79.86%	48.10%
Total	100.00%	100.00%

The table above reflects the credit rating of the Company’s consolidated RMBS portfolio.  At March 31, 2011, approximately 18% of the AAA, AA, and A securities balance reflected in the table above include senior, non-retained, non-Agency RMBS.

The AAA rated assets in the RMBS portfolio are predominantly Agency RMBS and senior non-retained non-Agency RMBS.  As the Company securitizes or re-securitizes assets, it expects the Below B or not rated percentages in the portfolio to increase as the Company typically retains the subordinated tranches of these types of transactions.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables summarize the Company’s RMBS at March 31, 2011 and December 31, 2010 according to their estimated weighted-average life classifications.  The weighted-average lives of the mortgage-backed securities at March 31, 2011 and December 31, 2010 in the tables below are based on consensus constant prepayment speeds.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin and volatility.

March 31, 2011
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$30,676	$297,368	$1,738	$329,782
Subordinated	82,245	238,001	1,946,314	2,266,560
Senior, non-retained	298,446	1,872,126	197,640	2,368,212
Agency RMBS	-	504,157	4,375,225	4,879,382
Total fair value	$411,367	$2,911,652	$6,520,917	$9,843,936
Amortized cost
Non-Agency RMBS
Senior	$26,386	$371,715	$20,624	$418,725
Subordinated	120,874	266,462	1,947,858	2,335,194
Senior, non-retained	213,976	1,699,136	182,731	2,095,843
Agency RMBS	-	481,964	4,398,311	4,880,275
Total amortized cost	$361,236	$2,819,277	$6,549,524	$9,730,037

December 31, 2010
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$26,962	$587,075	$373,648	$987,685
Subordinated	7,941	218,986	1,983,931	2,210,858
Senior, non-retained	200,468	1,889,732	240,368	2,330,568
Agency RMBS	-	1,560,859	572,725	2,133,584
Total fair value	$235,371	$4,256,652	$3,170,672	$7,662,695
Amortized cost
Non-Agency RMBS
Senior	$26,920	$584,859	$463,810	$1,075,589
Subordinated	11,076	253,558	1,966,587	2,231,221
Senior, non-retained	251,579	1,500,955	225,744	1,978,278
Agency RMBS	-	1,513,644	589,313	2,102,957
Total amortized cost	$289,575	$3,853,016	$3,245,454	$7,388,045

The non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be when the 60+ day delinquency bucket of the pool is greater than 5% and weighted average FICO scores are greater than 650 at origination.  At March 31, 2011, 99% of the non-Agency RMBS were Alt-A collateral.  At December 31, 2010, 99% of the non-Agency RMBS were Alt-A collateral.  The non-Agency securities contained in this portion of the portfolio have the following collateral characteristics at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
Number of securities in portfolio		527		581
Weighted average maturity (years)		27.2		27.4
Weighted average amortized loan to value		72.4%		72.5%
Weighted average FICO		716.3		717.3
Weighted average loan balance (in thousands)		$470.0		$447.6
Weighted average percentage owner occupied		90.4%		83.3%
Weighted average percentage single family residence		63.5%		63.1%
Weighted average current credit enhancement		13.6%		16.0%
Weighted average geographic concentration	CA	38.3%	CA	38.5%
	FL	8.8%	FL	8.9%
	NY	5.3%	NY	4.9%
	NJ	2.4%	VA	2.6%
	VA	2.2%	NJ	2.2%

The information presented in the table above includes senior, non-retained, non-Agency RMBS consolidated pursuant to the adoption of ASC 810 on January 1, 2010 by the Company.

The table below presents origination year for the Company’s portfolio of non-Agency RMBS at March 31, 2011 and December 31, 2010.

Origination Year as a Percentage of Outstanding Principal Balance	March 31, 2011	December 31, 2010
2004	0.1%	0.1%
2005	11.5%	13.4%
2006	27.0%	27.0%
2007	58.3%	56.1%
2008	3.1%	3.3%
2009	0.0%	0.1%
2010	0.0%	0.0%
Total	100.0%	100.0%

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

During the quarter ended March 31, 2011, the Company sold RMBS with a carrying value of $649.8 million for realized gains of $2.7 million.  During the quarter ended March 31, 2010, the Company sold RMBS with a carrying value of $89.6 million for realized gains of $342 thousand.

In addition, during the quarter ended March 31, 2011, the Company recorded non-recourse financing with third party investors related to re-securitizations executed in prior periods.  The Company financed through these transactions $306.6 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $311.0 million.  During the quarter ended March 31, 2010, the Company financed through these transactions $225.8 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $227.4 million.

4.  Securitized Loans Held for Investment

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at March 31, 2011 and December 31, 2010.  At March 31, 2011, approximately 56% of the Company’s securitized loans are adjustable rate mortgage loans and 44% are fixed rate mortgage loans.  All of the adjustable rate loans held for investment are hybrid adjustable rate mortgages (“ARMs”).  Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.  The periodic cap on all hybrid ARMs in the securitized loan portfolio range from 0.00% to 3.00% as of March 31, 2011 and December 31, 2010.  The securitized loans held for investment are carried at their principal balance outstanding, plus premiums or discounts, less an allowance for loan losses.

	March 31, 2011	December 31, 2010
	(dollars in thousands)

Securitized loans, at amortized cost	$334,313	$360,118
Less: allowance for loan losses	8,018	6,586
Securitized loans held for investment	$326,295	$353,532

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 56% were originated during 2008 and 42% were originated during 2007 and the remaining 2% of the loans were originated prior to 2007.  A summary of key characteristics of these loans follows.

	March 31, 2011		December 31, 2010
Number of loans		477		513
Weighted average maturity (years)		26.3		26.6
Weighted average amortized loan to value		74.8%		74.5%
Weighted average FICO		753		755
Weighted average loan balance (in thousands)		$693.50		$694.30
Weighted average percentage owner occupied		90.5%		90.5%
Weighted average percentage single family residence		57.8%		58.2%
Weighted average geographic concentration	CA	33.7%	CA	33.3%
	FL	6.7%	FL	6.7%
	AZ	5.5%	NJ	5.3%
	NJ	5.4%	IL	5.3%
	IL	5.3%	AZ	5.2%

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the quarters ended March 31, 2011 and 2010.

	March 31, 2011	March 31, 2010

Balance, beginning of period	$6,586	$4,551
Provision for loan losses	1,442	606
Charge-offs	(10)	(603)
Balance, end of period	$8,018	$4,554

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses which is calculated to reflect management’s estimate of possible losses in the securitized loan portfolio at the reporting date.  The Company’s provision for loan losses considers the quality of the collateral, performance of like collateral, and expectations of future market conditions as described more fully in Note 2(e).  The Company’s provision for loan losses is calculated on the outstanding principal balance of the portfolio, 60+ day delinquencies for like collateral and current and expected severities for similarly underwritten loans.  The Company’s allowance for loan losses at March 31, 2011 was $8.0 million, representing 243 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The Company’s allowance for loan losses at December 31, 2010 was $6.6 million, representing 185 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  At March 31, 2011, 2.60% of the securitized loans held for investment were greater than 60 days delinquent and 2.28% were in some stage of bankruptcy, foreclosure, or were real estate owned.  At December 31, 2010, 3.12% of the securitized loans held for investment were greater than 60 days delinquent and 0.93% were in some stage of bankruptcy, foreclosure, or were real estate owned.

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

Interest Rate Swaps
The Company obtains quotations from third parties to determine the fair values of its interest rate swaps.  The Company compares the third party quotations received to its own estimate of fair value to evaluate for reasonableness.  The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by the Company by incorporating such factors as the term to maturity, Treasury curve, LIBOR rates, and the payment rates on the fixed portion of the interest rate swaps.

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

At March 31, 2011 and December 31, 2010, the Company classified its assets and liabilities as Level 2.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued at March 31, 2011 and December 31, 2010 as presented below.

March 31, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$329,782	$-
Subordinated	-	2,266,560	-
Senior, non-retained	-	2,368,212	-
Agency mortgage-backed securities	-	4,879,382	-
Interest rate swaps	-	5,876	-

Liabilities:
Interest rate swaps	-	6,033	-

December 31, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$987,685	$-
Subordinated	-	2,210,858	-
Senior, non-retained	-	2,330,568	-
Agency mortgage-backed securities	-	2,133,584	-

Liabilities:
Interest rate swaps	-	9,988	-

In the aggregate, the Company’s fair valuations of RMBS investments were 0.11% higher than the aggregated dealer marks for the quarter ended March 31, 2011 and 0.76% higher than the aggregated dealer marks for the quarter ended March 31, 2010.

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

The following table presents the carrying value and estimated fair value, as described above, of the Company’s financial instruments at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Non-Agency RMBS	$4,964,554	$4,964,554	$5,529,111	$5,529,111
Agency RMBS	4,879,382	4,879,382	2,133,584	2,133,584
Securitized loans held for investment	326,295	319,851	353,532	345,410
Interest rate swaps	5,876	5,876	-	-
Repurchase agreements	(3,870,407)	(3,873,355)	(1,808,797)	(1,811,575)
Securitized debt	(266,363)	(279,242)	(289,236)	(303,102)
Securitized debt, non-retained	(2,091,371)	(2,053,003)	(1,956,079)	(1,887,121)
Interest rate swaps	(6,033)	(6,033)	(9,988)	(9,988)

6.  Repurchase Agreements

The Company had outstanding $3.9 billion and $1.8 billion of repurchase agreements with weighted average borrowing rates of 0.31% and 0.45% and weighted average remaining maturities of 37 and 49 days as of March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011 and December 31, 2010, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $4.1 billion and $2.0 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the quarters ended March 31, 2011 and December 31, 2010 were $3.4 billion and $1.6 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At March 31, 2011 and December 31, 2010, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Overnight	$279,261	$-
1-30 days	1,340,897	232,265
30 to 59 days	1,836,427	970,394
60 to 89 days	413,822	545,442
90 to 119 days	-	60,696
Greater than or equal to 120 days	-	-
Total	$3,870,407	$1,808,797

At March 31, 2011 and December 31, 2010, the Company did not have an amount at risk greater than 10% of its equity with any counterparty.

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

At March 31, 2011, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $279.2 million.  The debt matures between the years 2023 and 2038.  At March 31, 2011, the debt carried a weighted average cost of financing equal to 5.48%, that is secured by residential mortgage loans of which approximately 44% of the remaining principal balance pays a fixed rate of 6.25% and 56% of the remaining principal balance pays a variable rate of 5.41%.  At December 31, 2010, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $303.1 million.  The debt matures between the years 2023 and 2038.  At December 31, 2010, the debt carried a weighted average cost of financing equal to 5.52%, that is secured by residential mortgage loans of which approximately 44% of the remaining principal balance pays a fixed rate of 6.29% and 56% of the remaining principal balance pays a variable rate of 5.47%.

At March 31, 2011, the Company’s securitized debt, non-retained, collateralized by RMBS had a principal balance of $2.1 billion.  The debt matures between the years 2035 and 2047.  At March 31, 2011, the debt carried a weighted average cost of financing equal to 5.21%.  At December 31, 2010, the Company’s securitized debt, non-retained, collateralized by RMBS had a principal balance of $2.0 billion.  The debt matures between the years 2035 and 2047.  At December 31, 2010, the debt carried a weighted average cost of financing equal to 5.17%.

The following table presents the estimated principal repayment schedule of the securitized debt and securitized debt, non-retained held by the Company at March 31, 2011 and December 31, 2010, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses, collateralizing the debt.  All of the securitized debt recorded in the Company’s consolidated statements of financial condition is non-recourse to the Company.

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Within One Year	$614,591	$634,988
One to Three Years	916,090	831,305
Three to Five Years	373,830	305,953
Greater Than or Equal to Five Years	427,734	417,977
Total	$2,332,245	$2,190,223

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

8.  Consolidation

In June 2009, the FASB issued two new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of Variable Interest Entities (“VIEs”) (ASC 860 and ASC 810, respectively).  The primary effect of these standards was to eliminate the concept of a QPSE when transferring assets and to remove the exemption of a QSPE when applying the consolidation standard.  The Company adopted these new accounting standards as of January 1, 2010.

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

Since the Company’s inception, the Company has created VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each securitization trust VIE to determine the primary beneficiary status.  The Company determined that seven trusts, one of which had been consolidated since its inception, met the requirements of consolidation.  The Company determined that in these seven securitizations, based on holding all of the subordinate interests, it maintains the obligation to absorb losses and/or the right to receive benefits from the VIE that could be significant to the VIE.  In addition, the Company had the power to direct activities of the trust or was determined to have the ability to control the trust due to its contribution in the purpose and design of the structure.  The remaining two trusts evaluated did not meet the requirements to consolidate due to the inability to control one of the trusts and the lack of obligations to absorb losses on the other trust.

VIEs for Which the Company is the Primary Beneficiary
Based on the Company’s consolidation evaluation, the Company consolidated three VIEs on January 1, 2010 that were not previously consolidated and consolidated three VIEs that it created during 2010.  The Company’s retained beneficial interest is typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The effect is the inclusion of an additional $2.4 billion of non-Agency mortgage-backed securities at fair value no longer retained by the Company and the inclusion in its liabilities of $2.1 billion of non-recourse securitized debt associated with these re-securitizations.

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

The assets of the securitization entities consolidated by the Company are similar in nature to the Company’s portfolio as a whole.  The securitization entities are all composed of RMBS of the quality and characteristics of assets reflected in the RMBS classifications found in the Company’s consolidated financial statements.  See Note 3 for a discussion of the securities characteristics of the portfolio.

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

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to consolidated securitization entities as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Assets
Non-Agency RMBS	$4,105,766	$4,357,631
Liabilities
Securitized debt, non-retained	$2,091,371	$1,956,079

The consolidation of these securitization entities increases both the income and expense recorded in the consolidated statements of operations for the Company as detailed in the table below.

	For the Quarter Ended March 31, 2011	For the Quarter Ended March 31, 2010
	(dollars in thousands)
Interest income, non-retained	$21,159	$50,861
Interest expense, non-retained	27,575	33,830
Net interest income, non-retained	$(6,416)	$17,031

A discussion of the significant accounting policies of the Company to record income and expense is included in Note 2 to these consolidated financial statements.  The effect of adopting ASC 810 based on the weighted average shares outstanding was to decrease the net interest income of the Company by approximately $0.01 for the quarter ended March 31, 2011.

The effect of the consolidation of these securitization entities on the consolidated statements of cash flows for the Company is presented in the table below for the periods presented.

	March 31, 2011	March 31, 2010
	(dollars in thousands)
Proceeds from securitized debt borrowings, non-retained	$311,012	$498,720
Payments on securitized debt borrowings, non-retained	(175,719)	(84,634)
Increase (decrease) in accrued interest receivable	142	(7,841)
Increase (decrease) in accrued interest payable	(596)	8,142
Net cash flows, non-retained	$134,839	$414,387

VIEs for Which the Company is Not the Primary Beneficiary
The table below represents the carrying amounts and classification of assets recorded on the Company’s consolidated financial statements related to its variable interests in non-consolidated VIEs, as well as its maximum exposure to loss as a result of its involvement with these VIEs.

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$341	$524	$400	$559
Subordinated	6,952	6,198	7,664	6,485
Agency RMBS	2,454	2,456	2,680	2,530
Total	$9,747	$9,178	$10,744	$9,574

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

9.  Interest Rate Swaps

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  These derivative financial instrument contracts do not qualify as hedges under ASC 815.  As of March 31, 2011 and December 31, 2010, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated repurchase agreements.

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010.

	Location on Consolidated Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
	(dollars in thousands)

March 31, 2011	Assets	$500,000	$5,876
March 31, 2011	Liabilities	$450,000	$(6,033)
December 31, 2010	Assets	$-	$-
December 31, 2010	Liabilities	$450,000	$(9,988)

The effect of the Company’s interest rate swaps on the Consolidated Statement of Operations and Comprehensive Income (Loss) is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Interest Expense	Unrealized Gain (Loss) on Interest Rate Swaps
	(dollars in thousands)

For the quarter ended:
March 31, 2011	$2,847	$9,831

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2011 was 2.08% and the weighted average receive rate was 0.25%.  The Company had no interest rate swaps outstanding as of March 31, 2010.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the quarter ended March 31, 2011.

On September 24, 2009, the Company implemented a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, The Bank of New York Mellon. During the quarter ended March 31, 2011, the Company raised $311,000 by issuing 73,567 shares through the DRSPP. During the quarter ended March 31, 2010 no shares were issued under the DRSPP.

During the quarter ended March 31, 2011, the Company declared dividends to common shareholders totaling $143.7 million or $0.14 per share.  During the quarter ended March 31, 2010, the Company declared dividends to common shareholders totaling $113.8 million or $0.17 per share.

There was no preferred stock issued or outstanding as of March 31, 2011 and December 31, 2010.

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of March 31, 2011, 447,800 shares have vested and 43,587 shares were forfeited or cancelled.

As of March 31, 2011, there was $15.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date. That cost is expected to be recognized over a weighted-average period of 6.8 years. The total fair value of shares vested, less those forfeited, during the quarter ended March 31, 2011 was $128,000, based on the closing price of the stock on the vesting date.

12.  Income Taxes

As a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status as well.  During the quarter ended March 31, 2011, the Company recorded $698,000 in income tax expense related to earnings of its TRS and state income taxes.  During the quarter ended March 31, 2010, the Company recorded no income tax expense.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the quarters ended March 31, 2011 and December 31, 2010, the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income.

The Company files tax returns in several U.S. jurisdictions, including New York State and New York City.  The 2010 tax year remains open to U.S. Federal, State, and local examinations.

13.  Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk.  The Company is subject to interest rate risk in connection with its investments in Agency and non-Agency residential mortgage loans and credit sensitive mortgage-backed securities.  When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate and adjustable-rate mortgage-backed securities, residential mortgage loans, and borrowings under repurchase agreements.  The Company attempts to minimize credit risk through due diligence and asset selection by purchasing loans underwritten to agreed-upon specifications of selected originators.  The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan to value ratio.  These factors are considered to be important indicators of credit risk.

14.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  On November 18, 2010, the Compensation Committee of the Board of Directors renewed the management agreement through December 31, 2011.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.

Management fees accrued and paid to FIDAC for the quarters ended March 31, 2011 and 2010 were $12.8 million and $8.1 million, respectively.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in the operation of the Company.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the Company’s board of directors’ approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarter ended March 31, 2011, the Company reimbursed FIDAC approximately $146,000 for such expenses. During the quarter ended March 31, 2010, FIDAC waived its right to request reimbursement from the Company for these expenses.

During the quarters ended March 31, 2011 and March 31, 2010, 31,600 shares and 32,225 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively as discussed in Note 11.  During the quarters ended March 31, 2011 and March 31, 2010, 585 shares and 562 shares of restricted stock issued by the Company to FIDAC’s employees were forfeited, respectively.

In April 2009, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCap Securities, Inc., a wholly owned subsidiary of Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At March 31, 2011 and December 31, 2010, the Company had no financing under this agreement. The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

In March 2008, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At March 31, 2011 and December 31, 2010, the Company had no financing under this agreement. The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

15.  Commitments and Contingencies

The Company has reviewed subsequent events occuring through the date that these consolidated financial statements were available to be issued, and determined that no subsequent events occurred that would require accrual or additional discloure. The Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at March 31, 2011.

16.  Subsequent Events

The Company has reviewed subsequent events occuring through the date that these consolidated financial statements were available to be issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	our projected financial and operating results;

•	our ability to maintain existing financing arrangements, obtain future financing arrangements and the terms of such arrangements;

•	general volatility of the securities markets in which we invest;

•	the impact of and changes to various government programs;

•	our expected investments;

•	changes in the value of our investments;

•	interest rate mismatches between our investments and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate investments;

•	rates of default or decreased recovery rates on our investments;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	availability of investment opportunities in real estate-related and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, the debt securities markets or the general economy.

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

Executive Summary

We are a specialty finance company that acquires, either directly or indirectly through our subsidiaries, residential mortgage-backed securities, or RMBS, residential mortgage loans, commercial mortgage loans, real estate related securities and various other asset classes.  We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.  FIDAC is a fixed-income investment management company that is registered as an investment adviser with the Securities and Exchange Commission, or SEC.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.  FIDAC has a broad range of experience in managing investments in Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae, non-Agency RMBS, collateralized debt obligations, or CDOs, and other real estate related investments.

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

Commercial Mortgage Loans
•      First or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units; and mixed residential or other commercial properties; retail properties; office properties; or industrial properties, which may or may not conform to the Agency Guidelines.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio is weighted toward non-Agency RMBS.  At March 31, 2011, approximately 71.7% of our investment portfolio’s principal value was non-Agency RMBS, 25.1% of our investment portfolio’s principal value was Agency RMBS, and 3.2% of our investment portfolio’s principal value was secured residential mortgage loans.  At December 31, 2010, approximately 83.4% of our investment portfolio’s principal value was non-Agency RMBS, 12.6% of our investment portfolio’s principal value was Agency RMBS, and 4.0% of our investment portfolio’s principal value was secured residential mortgage loans.  We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

Although we utilize a pricing model to compute the fair value of the securities in our portfolio, we validate our fair values by seeking indications of fair value from third-party dealers and/or pricing services. The variability of fair value among dealers and pricing services can be wide at this time as full liquidity for the non-Agency market has yet to return.  In addition, there are fewer participants in the RMBS sector available to fair value investments.  Our internal valuations of the securities on which we received dealer marks were 0.11% higher at March 31, 2011 and 0.76% higher at March 31, 2010 than the aggregated dealer marks.

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

Derivatives will be used for economic hedging purposes rather than speculation. We will rely on quotations from third parties to determine fair values.  We compare the dealer quotes received by us to the fair values generated by our own internal pricing model which incorporates such factors as term to maturity, the Treasury curve, LIBOR rates, and payment rates on the fixed portion of the interest rate swaps.  If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

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

However, because of the governing documents of the trusts we are unable to sell the underlying securities we transferred into the trusts as we no longer own those securities, we also present our estimated economic book value.  We believe this measure represents the estimated value of the securities issued by these trusts that we own.  In contrast to GAAP book value, our estimated economic book value considers only the assets we own or are able to dispose of, pledge, or otherwise monetize.  To determine our estimated economic book value, we fair value the notes or certificates issued by the re-securitization trusts that we actually own in accordance with our pricing policy.  Accordingly, our estimated economic book value does not include assets or liabilities for which we have no continuing involvement, specifically the notes or certificates of the re-securitization trusts that were sold to third parties.   We believe this estimate represents the value of the assets that we hold in our portfolio should we decide to sell, pledge, or otherwise dispose of assets as of the measurement date.

At March 31, 2011 the difference between GAAP book value and estimated economic book value was determined to be $276.8 million.  At December 31, 2010 the difference between GAAP book value and estimated economic book value was determined to be $374.5 million.  This difference is primarily driven by the nature of the assets we have retained in these re-securitization transactions as compared to the nature of underlying securities in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the re-securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader non-Agency RMBS market or with the underlying securities owned by the trusts.  The tables below present the adjustments to GAAP book value that we believe necessary to adequately reflect our calculation of estimated economic book value as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands)
Assets:
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$329,782	$-	$329,782
Subordinated	2,266,560	-	2,266,560
Senior, non-retained	2,368,212	(2,368,212)	-
Agency Mortgage-Backed Securities, at fair value	4,879,382	-	4,879,382
Securitized loans held for investment, net of allowance for loan losses	326,295	-	326,295
Other current assets	88,203	-	88,203
Total assets	$10,258,434	$(2,368,212)	$7,890,222

Repurchase agreements	3,870,407	-	3,870,407
Securitized debt	266,363	-	266,363
Securitized debt, non-retained	2,091,371	(2,091,371)	-
Other liabilities	487,903	-	487,903
Total liabilities	6,716,044	(2,091,371)	4,624,673

Total stockholders' equity	3,542,390	(276,841)	3,265,549
Total liabilities and stockholders' equity	$10,258,434	$(2,368,212)	$7,890,222

Book Value Per Share	$3.45	$(0.27)	$3.18

	December 31, 2010
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:	(dollars in thousands)
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$987,685	$-	$987,685
Subordinated	2,210,858	-	2,210,858
Senior, non-retained	2,330,568	(2,330,568)	-
Agency Mortgage-Backed Securities, at fair value	2,133,584	-	2,133,584
Securitized loans held for investment, net of allowance for loan losses	353,532	-	353,532
Other current assets	57,473	-	57,473
Total assets	$8,073,700	$(2,330,568)	$5,743,132

Repurchase agreements	1,808,797	-	1,808,797
Securitized debt	289,236	-	289,236
Securitized debt, non-retained	1,956,079	(1,956,079)	-
Other liabilities	336,582	-	336,582
Total liabilities	4,390,694	(1,956,079)	2,434,615

Total stockholders' equity	3,683,006	(374,489)	3,308,517
Total liabilities and stockholders' equity	$8,073,700	$(2,330,568)	$5,743,132

Book Value Per Share	$3.59	$(0.36)	$3.23

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

Although we believe that the calculation of estimated economic value described above helps our management and investors understand the fair value of the assets we own and the liabilities for which we are legally obligated, it is of limited usefulness as an analytical tool.  It does not take account of the fair value of assets that we do not own, but regarding which we will be the principal beneficiary of increases in value above, and will bear the principal burden of reductions in value to below, what currently is anticipated.  Therefore, the estimated economic book value should not be viewed in isolation and is not a substitute for book value computed in accordance with GAAP.

Portfolio Review

At March 31, 2011, our portfolio consisted of $5.0 billion of non-Agency RMBS, $4.9 billion of Agency RMBS, at fair value, and $326.3 million of securitized mortgage loans, at amortized cost. At December 31, 2010, our portfolio consisted of $5.5 billion of non-Agency RMBS, $2.1 billion of Agency RMBS and $353.5 million of securitized mortgage loans.

The following table summarizes certain characteristics of our portfolio at March 31, 2011 and 2010, and December 31, 2010:

	March 31, 2011	March 31, 2010	December 31, 2010

Interest earning assets at period-end *	$10,170,231	$6,023,722	$8,016,227
Interest bearing liabilities at period-end	$6,228,141	$3,687,339	$4,054,112
Leverage at period-end	1.8:1	1.6:1	1.1:1
Leverage at period-end (recourse)	1.1:1	0.7:1	0.5:1
Portfolio Composition, at principal value
Non-Agency RMBS	71.7%	76.5%	83.4%
Senior	0.1%	15.7%	4.0%
Senior, interest only	33.2%	15.6%	35.7%
Subordinated	25.6%	25.8%	29.8%
Subordinated, interest only	1.6%	2.8%	1.8%
Senior, non-retained	11.2%	16.6%	12.1%
Agency RMBS	25.1%	15.4%	12.6%
Securitized loans	3.2%	8.1%	4.0%
Fixed-rate percentage of portfolio	79.8%	66.2%	51.7%
Adjustable-rate percentage of portfolio	20.2%	33.8%	48.3%
Annualized yield on average interest earning assets for the quarter ended**	7.41%	9.99%	8.17%
Annualized cost of funds on average borrowed funds for the quarter ended	2.70%	4.50%	4.10%

* Excludes cash and cash equivalents.
**	Includes the effect of realized loss on principal write-downs.

The following table presents details of each asset class in our portfolio at March 31, 2011.  The principal or notional value represents the interest income earning balance of each class.  The weighted average amortized cost, fair value, coupon, yield, and CPR at period-end are weighted by each investment’s respective principal/notional value in the asset class.  The figure presenting the annualized yield over the current quarter is the annualized interest income earned on the asset class during the quarter, including the effect of principal write-downs, divided by the average of the beginning and ending amortized cost of the asset class.

	March 31, 2011
	Principal or Notional Value at Period-End	Weighted Average Amortized Cost Basis at Period-End	Weighted Average Fair Value at Period-End		Weighted Average Coupon at Period-End	Weighted Average Yield (Loss Adjusted) at Period-End	Annualized Yield Over Current Quarter*	Weighted Average 3 Month CPR at Period-End
Non-Agency Mortgage-Backed Securities
Senior	$9,612	$98.86	$94.20		1.22%	2.66%	2.21%	6%
Senior, interest only	$6,352,256	$6.44	$5.05		2.02%	12.91%	4.78%	17%
Subordinated	$4,917,240	$46.88	$45.44		4.12%	14.43%	24.27%	16%
Subordinated, interest only	$303,427	$9.93	$10.56		2.97%	26.06%	35.83%	14%
Senior, non-retained	$2,136,669	$98.09	$110.84	(1)	5.21%	4.88%	3.50%	16%
Agency Mortgage-Backed Securities	$4,800,913	$102.76	$102.74		4.71%	4.26%	4.48%	20%
Securitized loans
Senior	$273,178	$101.19	$101.19		5.46%	5.50%	4.92%	25%
Senior, interest only	$288,661	$0.01	$0.01		0.41%	100.00%	4586.67%	24%
Subordinated	$57,473	$100.66	$100.66		5.23%	-1.95%	4.05%	25%

* Includes the effect of realized loss on principal write-downs.
(1) See discussion of Financial Condition on page 35 for a review of GAAP book value.

Our portfolio is primarily comprised of non-Agency RMBS which is subject to risk of loss with regard to principal repayment.  The following table summarizes certain characteristics of our non-Agency portfolio at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
Number of securities in portfolio		527		581
Weighted average maturity (years)		27.2		27.4
Weighted average amortized loan to value		72.4%		72.5%
Weighted average FICO		716.3		717.3
Weighted average loan balance (in thousands)		$470.0		$447.6
Weighted average percentage owner occupied		90.4%		83.3%
Weighted average percentage single family residence		63.5%		63.1%
Weighted average current credit enhancement		13.6%		16.0%
Weighted average geographic concentration	CA	38.3%	CA	38.5%
	FL	8.8%	FL	8.9%
	NY	5.3%	NY	4.9%
	NJ	2.4%	VA	2.6%
	VA	2.2%	NJ	2.2%

The table below summarizes the credit ratings of our RMBS investments at March 31, 2011 and December 31, 2010.  Our investment guidelines place no restrictions on the credit ratings of the assets we may acquire or retain.  In addition, the table below includes AAA rated non-Agency senior securities consolidated pursuant to the adoption of ASC 810, but for which we have no continuing involvement.

	March 31, 2011	December 31, 2010
AAA	13.25%	41.25%
AA	4.98%	7.91%
A	1.26%	1.92%
BBB	0.64%	0.80%
BB	0.01%	0.01%
B	0.00%	0.01%
Below B or not rated	79.86%	48.10%
Total	100.00%	100.00%

 Our management team evaluates each investment based on the characteristics of the underlying collateral rather than relying on the ratings assigned to the asset by rating agencies.

Results of Operations for the Quarters Ended March 31, 2011 and 2010.

Net Income (Loss) Summary

           Our net income for the quarter ended March 31, 21011 was $163.4 million, or $0.16 per share. Our net income was generated primarily by interest income on our portfolio.  Our net income for the quarter ended March 31, 2010 was $125.6 million, or $0.19 per share.  We attribute the decrease in our net income per share for the quarter ended March 31, 2011 as compared to March 31, 2010 to the decrease in our interest rate spread and an increase in realized losses on principal write-downs of non-Agency RMBS.

The table below presents the net income (loss) summary for the quarters ended March 31, 2011 and 2010.

Net Income (Loss) Summary
(dollars in thousands, except for share and per share data)
(unaudited)

	March 31, 2011	March 31, 2010
Net Interest Income:
Interest income	$206,574	$128,984
Interest expense	10,849	7,374

Interest income, non-retained	21,159	50,861
Interest expense, non-retained	27,575	33,830
Net interest income (expense)	189,309	138,641
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(4,205)	(22,687)
Non-credit portion of loss recognized in other comprehensive income (loss)	1,580	20,143
Net other-than-temporary credit impairment losses	(2,625)	(2,544)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	9,831	-
Realized gains (losses) on sales of investments, net	2,744	342
Realized losses on principal write-downs of non-Agency RMBS	(19,520)	(949)
Total other gains (losses)	(6,945)	(607)
Net investment income (loss)	179,739	135,490
Other expenses:
Management fee	12,750	8,114
Provision for loan losses	1,442	606
General and administrative expenses	1,487	1,160
Total other expenses	15,679	9,880
Income (loss) before income taxes	164,060	125,610
Income taxes	698	-
Net income (loss)	$163,362	$125,610

Net income (loss) per share-basic and diluted	$0.16	$0.19
Weighted average number of shares outstanding-basic and diluted	1,027,063,055	670,371,022
Comprehensive income (loss):
Net income (loss)	$163,362	$125,610
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(180,153)	241,581
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	2,625	2,544
Reclassification adjustment for realized losses (gains) included in net income (loss)	16,776	607
Other comprehensive income (loss)	(160,752)	244,732
Comprehensive income (loss)	$2,610	$370,342

Net Interest Income and Average Earning Asset Yield

We had average earning assets of $11.2 billion and $7.2 billion for the quarters ended March 31, 2011 and 2010, respectively.  Our interest income was $227.7 million and $179.8 million for the quarters ended March 31, 2011 and 2010, respectively, reflecting an increase of $47.9 million.  Our interest income increase resulted from the increase in our interest earning assets which followed our 2010 secondary offerings.  The annualized yield on our portfolio was 8.11% and 10.04% for the quarters ended March 31, 2011 and 2010, respectively.  The decrease in the annualized yield is attributed to a decline in weighted average coupon on our portfolio.

Our net interest income, which equals interest income less interest expense, totaled $189.3 million and $138.6 million for the quarters ended March 31, 2011 and 2010, respectively, reflecting an increase of $50.7 million. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 5.41% and 5.54% for the quarters ended March 31, 2011 and 2010, respectively.  We attribute the increase in net interest income to the increase in our portfolio of higher yielding interest earning assets following our secondary offerings.  We attribute the decrease in net interest spread to increased amortization of premiums paid to purchase IO securities, increased debt issue cost amortization and increased interest expense associated with interest rate swaps.

The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets, average debt balance, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010 and the year ended December 31, 2010.

Net Interest Income

	Average Earning Assets Held *	Interest Earned on Assets *	Yield on Average Interest Earning Assets	Average Debt Balance	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)

For the quarter ended March 31, 2011	$11,235,639	$227,722	8.11%	$5,688,313	$38,424	2.70%	$189,298	5.41%
For the year ended December 31, 2010	$8,479,109	$755,398	8.91%	$3,793,049	$152,236	4.01%	$603,162	4.90%
For the quarter ended December 31, 2010	$9,311,588	$193,744	8.32%	$3,871,908	$39,649	4.10%	$154,095	4.22%
For the quarter ended September 30, 2010	$8,801,534	$198,461	9.02%	$3,733,893	$42,764	4.58%	$155,697	4.44%
For the quarter ended June 30, 2010	$8,640,373	$183,349	8.49%	$3,906,061	$28,619	2.93%	$154,730	5.56%
For the quarter ended March 31, 2010	$7,162,943	$179,845	10.04%	$3,660,334	$41,204	4.50%	$138,641	5.54%

* Excludes cash and cash equivalents

Interest Expense and the Cost of Funds

We had average borrowed funds of $5.7 billion and $3.7 billion and total interest expense of $38.4 million and $41.2 million for the quarters ended March 31, 2011 and 2010, respectively.  Our annualized cost of funds was 2.70% and 4.50% for the quarters ended March 31, 2011 and 2010, respectively.  The decrease in interest expense is related primarily to a decline in the weighted average borrowing rate on our liabilities.

The table below shows our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the quarters ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010 and the year ended December 31, 2010.

Average Cost of Funds

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)

For the quarter ended March 31, 2011	$5,688,313	$38,424	2.70%	0.26%	0.46%	(0.20%)	2.44%	2.24%
For the year ended December 31, 2010	$3,793,049	$152,236	4.01%	0.27%	0.52%	(0.25%)	3.74%	3.49%
For the quarter ended December 31, 2010	$3,871,908	$39,649	4.10%	0.26%	0.45%	(0.19%)	3.84%	3.65%
For the quarter ended September 30, 2010	$3,733,893	$42,764	4.58%	0.29%	0.59%	(0.30%)	4.29%	3.99%
For the quarter ended June 30, 2010	$3,906,061	$28,619	2.93%	0.32%	0.63%	(0.31%)	2.61%	2.30%
For the quarter ended March 31, 2010	$3,660,334	$41,204	4.50%	0.23%	0.40%	(0.17%)	4.27%	4.10%

Gains and Losses on Sales of Assets

During the quarter ended March 31, 2011, we sold RMBS with a carrying value of $649.8 million for realized gains of $2.7 million.  During the quarter ended March 31, 2010 we sold assets with a carrying value of $89.6 million which resulted in net gains of approximately $342 thousand.

Secured Debt Financing Transactions

We did not re-securitize RMBS during the quarter ended March 31, 2011.

On January 29, 2010, we transferred $1.7 billion in principal value of our RMBS to the CSMC 2010-1R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, we financed $271.6 million of AAA-rated fixed rate bonds to third party investors for net proceeds of $268.1 million.  We retained $391.9 million of AAA-rated bonds, $1.0 billion in subordinated bonds and the owner trust certificate, and interest only bonds with a notional value of $1.6 billion on the date of transfer.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-1R Trust.

In addition, during the quarter ended March 31, 2011, we recorded non-recourse financing with third party investors related to re-securitizations executed in prior periods.  We financed through these transactions $306.6 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $311.0 million.  During the quarter ended March 31, 2010, we financed through these transactions $225.8 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $227.4 million.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $12.8 million and $8.1 million for the quarters ended March 31, 2011 and 2010, respectively.  The management fee is based on our stockholders’ equity and the increase in the management fee for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 resulted from the increased equity due to the completion of secondary offerings of common stock during 2010.

General and administrative (or G&A) expenses, including the provision for loan losses, were $2.9 million and $1.8 million for the quarters ended March 31, 2011 and 2010, respectively.   G&A expenses increased during the period due primarily to an increase in our loan loss provision.

Total expenses as a percentage of average total assets were 0.68% and 0.73% for the quarters ended March 31, 2011 and 2010, respectively.  The decrease in total expenses as a percentage of average total assets is the result of an increase in the asset base due to the completion of three secondary offerings of common stock during 2010.

During the quarter ended March 31, 2011 we reimbursed FIDAC approximately $146,000 for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations. During the quarter ended March 31, 2010, FIDAC waived its right to request reimbursement from the Company for these expenses.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010 and for the year ended December 31, 2010.

Management Fees, Loan Loss Provision and G&A Expenses and Operating Expense Ratios

	Total Management Fee, Loan Loss Provision and G&A Expenses	Total Management Fee, Loan Loss Provision and G&A Expenses/Total Assets	Total Management Fee, Loan Loss Provision and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)

For the quarter ended March 31, 2011	$15,679	0.68%	1.74%
For the year ended December 31, 2010	$49,628	0.78%	1.71%
For the quarter ended December 31, 2010	$14,454	0.76%	1.76%
For the quarter ended September 30, 2010	$13,598	0.77%	1.87%
For the quarter ended June 30, 2010	$11,696	0.72%	1.80%
For the quarter ended March 31, 2010	$9,880	0.73%	1.79%

Net Income (Loss) and Return on Average Equity

Our net income was $163.4 million and $125.6 million for the quarters ended March 31, 2011 and 2010, respectively.   The table below shows our net interest income, gains (losses) on sale of assets, unrealized gains (losses) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarters ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010 and the year ended December 31, 2010.  Our return on average equity decreased from 22.73% for the quarter ended March 31, 2010 to 18.09% for the quarter ended March 31, 2011 due to the increase in realized losses on principal write-downs from $949,000 for the quarter ended March 31, 2010 to $19.5 million for the quarter ended March 31, 2011.

Components of Return on Average Equity

	Net Interest Income/Average Equity	Realized Gains (Losses) on Sales, Credit Losses and OTTI/Average Equity	Unrealized Gains (Losses) on Interest Rate Swaps/Average Equity	Total Expenses/ Average Equity	Income Tax/Average Equity	Return on Average Equity
	(Ratios have been annualized)

For the quarter ended March 31, 2011	20.96%	(2.15%)	1.10%	(1.74%)	(0.08%)	18.09%
For the year ended December 31, 2010	20.77%	(0.34%)	(0.34%)	(1.71%)	(0.03%)	18.35%
For the quarter ended December 31, 2010	18.72%	0.22%	1.80%	(1.76%)	0.00%	18.98%
For the quarter ended September 30, 2010	21.42%	(0.19%)	(1.87%)	(1.87%)	(0.10%)	17.39%
For the quarter ended June 30, 2010	23.78%	(1.11%)	(1.73%)	(1.80%)	0.00%	19.14%
For the quarter ended March 31, 2010	25.09%	(0.57%)	0.00%	(1.79%)	0.00%	22.73%

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

We held cash and cash equivalents of approximately $16.3 million and $44.2 million at March 31, 2011 and 2010, respectively.  Our cash and cash equivalents decreased due to normal quarterly fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of approximately $103.0 million and $75.3 million for the quarters ended March 31, 2011 and 2010, respectively.  The cash provided by operating activities increased due to the increase in net interest income earned by the portfolio which resulted from the increase in interest earning assets to $10.2 billion in investments at March 31, 2011 as compared to $6.0 billion at March 31, 2010.

Our investing activities used net cash of $2.1 billion and $39.8 million for the quarters ended March 31, 2011 and 2010, respectively.  During the quarter ended March 31, 2011, we utilized cash to purchase $3.1 billion in securities which were offset by proceeds from asset sales of $646.4 million and principal repayments of $355.6 million.  During the quarter ended March 31, 2010 we utilized cash to purchase $442.9 million in securities which were offset by proceeds from asset sales that provided approximately $44.2 million and principal repayments of $358.9 million.  The increase in cash used for investing activities is the result of our using additional capital raised during 2010.

Our financing activities provided net cash of $2.0 billion and used net cash of $15.5 million for the quarters ended March 31, 2011 and 2010, respectively.  The quarter ended March 31, 2011 reflected net proceeds on repurchase agreements of $2.1 billion as compared to net payments of $289.2 million for the quarter ended March 31, 2010.  In addition, the quarter ended March 31, 2011 reflected net proceeds from securitized debt borrowings of $311.0 million as compared to $498.7 million for the quarter ended March 31, 2010.   The increase in cash provided by financing activities is from the utilization of repurchase agreements to finance asset purchases.  Recourse debt increased to 1.1:1 at March 31, 2011 as compared to 0.7:1 at March 31, 2010.

At March 31, 2011 and December 31, 2010, the remaining maturities of repurchase agreements for RMBS is presented below.

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Overnight	$279,261	$-
1-30 days	1,340,897	232,265
30 to 59 days	1,836,427	970,394
60 to 89 days	413,822	545,442
90 to 119 days	-	60,696
Greater than or equal to 120 days	-	-
Total	$3,870,407	$1,808,797

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At March 31, 2011 and December 31, 2010 our total debt was approximately $6.2 billion and $4.1 billion, which represented a debt-to-equity ratio of approximately 1.8:1 and 1.1:1, respectively.  We include repurchase agreements, securitized debt, and securitized debt, non-retained in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the quarter ended March 31, 2011.

On September 24, 2009, we implemented a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, The Bank of New York Mellon. During the quarter ended March 31, 2011, we raised $311,000 by issuing 73,567 shares through the DRSPP.  During the quarter ended March 31, 2010 no shares were issued under the DRSPP.

During the quarter ended March 31, 2011, we declared dividends to common shareholders totaling $143.7 million or $0.14 per share.  During the quarter ended March 31, 2010, we declared dividends to common shareholders totaling $113.8 million or $0.17 per share.

There was no preferred stock issued or outstanding as of March 31, 2011 and December 31, 2010.

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

Financing Arrangements with Affiliates

In April 2009, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCap Securities, Inc., a wholly owned subsidiary of Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At March 31, 2011 and December 31, 2010 we had no financing under this agreement.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

In March 2008, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At March 31, 2011 and December 31, 2010 we had no financing under this agreement.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to our Manager’s employees and members of our board of directors during the year ended December 31, 2008.  During the quarter ended March 31, 2011 and 2010, 31,600 and 32,225 shares of restricted stock we had awarded to our Manager’s employees vested and 562 and 585 shares were forfeited or cancelled, respectively.  We did not grant any incentive awards during the quarter ended March 31, 2011.  At March 31, 2011 and 2010 there were approximately 853,000 and 999,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the quarters ended March 31, 2011 and 2010, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $128,000 and $125,000, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2011.

March 31, 2011
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$3,870,407	$-	$-	$-	$3,870,407
Securitized debt	614,591	916,090	373,830	427,734	2,332,245
Interest expense on RMBS repurchase agreements (1)	1,192	-	-	-	1,192
Interest expense on securitized debt (1)	101,971	135,354	80,270	222,941	540,536
Total	$4,588,161	$1,051,444	$454,100	$650,675	$6,744,380
(1) Interest is based on variable rates in effect as of March 31, 2011.

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

Capital Resources

At March 31, 2011 and December 31, 2010, we had no material commitments or capital expenditures.

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

None.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
-75 Basis Points	(11.31%)	3.58%
-50 Basis Points	(8.77%)	2.41%
-25 Basis Points	(6.24%)	1.22%
Base Interest Rate	-	-
+25 Basis Points	1.18%	(1.24%)
+50 Basis Points	1.63%	(2.50%)
+75 Basis Points	2.08%	(3.79%)

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2011.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$15,821,481	$1,131,791	$1,068,940	$1,117,217	$19,139,429
Cash equivalents	16,295	-	-	-	16,295
Total rate sensitive assets	15,837,776	1,131,791	1,068,940	1,117,217	19,155,724

Rate sensitive liabilities	3,018,627	318,458	409,504	1,589,730	5,336,319
Interest rate sensitivity gap	$12,819,149	$813,333	$659,436	$(472,513)	$13,819,405

Cumulative rate sensitivity gap	$12,819,149	$13,632,482	$14,291,918	$13,819,405
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	67%	71%	75%	72%

Our analysis of risks is based on our manager’s experience, estimates, models and assumptions.  These analyses rely on models which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this Form 10-Q.  These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

Item 5. OTHER INFORMATION

None.

Item 6.   EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto

EXHIBIT INDEX
Exhibit Number	Description
3.1
Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference).

3.2	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)
3.3	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference).
3.4
Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 2 to Form S-11 (File No. 333-145525) filed on November 5, 2007 and incorporated herein by reference).

4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference).

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated statement of financial condition at December 31, 2010); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters ended March 31, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the quarters ended March 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarter ended March 31, 2011.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
May 9, 2011

By:	/s/ A. Alexandra Denahan
A. Alexandra Denahan
Chief Financial Officer (Principal Financial Officer)
May 9, 2011