Form 10-Q
period 2011-06-30
CHIMERA INVESTMENT CORP
filed 2011-08-08
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2011

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 4, 2011
Common Stock, $.01 par value	1,027,125,679

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at June 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated financial statements at December 31, 2010)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2011 and 2010 (Unaudited)	2

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	48

Item 4. Controls and Procedures	53

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	54

Item 6. Exhibits	55

SIGNATURES	56

CERTIFICATIONS

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	June 30, 2011 (unaudited)	December 31, 2010 (1)
Assets:
Cash and cash equivalents	$16,080	$7,173
Non-Agency RMBS, at fair value
Senior ($147.5 million and $484.1 million resulting from consolidation of VIEs)	347,900	987,685
Subordinated ($1.5 billion and $1.5 billion resulting from consolidation of VIEs)	2,173,005	2,210,858
Senior, non-retained (held in consolidated VIEs)	2,176,692	2,330,568
Agency RMBS, at fair value	5,013,760	2,133,584
Securitized loans held for investment (held in consolidated VIEs), net of allowance for loan losses of $7.5 million and $6.6 million, respectively	302,879	353,532
Accrued interest receivable	57,946	49,088
Other assets	847	1,212
Total assets	$10,089,109	$8,073,700

Liabilities:
Repurchase agreements, Agency RMBS ($4.5 billion and $1.7 billion of RMBS pledged as collateral, respectively)	$4,320,487	$1,600,078
Repurchase agreements, non-Agency RMBS ($0.0 and $249.4 million of RMBS pledged as collateral, respectively)	-	208,719
Securitized debt, loans held for investment, issued by consolidated VIEs ($302.9 million and $353.5 million of securitized loans pledged as collateral, respectively)	245,984	289,236
Securitized debt, non-Agency RMBS, issued by consolidated VIEs, non-retained ($3.8 billion and $4.4 billion of non-retained RMBS pledged as collateral, respectively)	1,904,936	1,956,079
Payable for investments purchased	-	127,693
Accrued interest payable	11,529	11,641
Dividends payable	133,425	174,445
Accounts payable and other liabilities	1,355	393
Investment management fees payable to affiliate	13,196	12,422
Interest rate swaps, at fair value ($23.3 million and $12.8 million of RMBS pledged as collateral, respectively)	19,658	9,988
Total liabilities	$6,650,570	$4,390,694

Commitments and Contingencies (Note 15)	-	-

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,167,395 and 1,027,034,357 shares issued and outstanding, respectively	$10,263	$10,261
Additional paid-in-capital	3,602,671	3,601,890
Accumulated other comprehensive income (loss)	25,297	274,651
Retained earnings (accumulated deficit)	(199,692)	(203,796)
Total stockholders' equity	$3,438,539	$3,683,006
Total liabilities and stockholders' equity	$10,089,109	$8,073,700

(1) Derived from the audited consolidated financial statements at December 31, 2010.
See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Interest Income:
Interest income	$194,235	$133,522	$400,809	$262,506
Interest expense	7,481	6,499	15,483	13,873

Interest income, non-retained	28,428	49,829	49,587	100,690
Interest expense, non-retained	28,312	21,421	55,887	55,251
Net interest income (expense)	186,870	155,431	379,026	294,072
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,926)	(24,746)	(6,131)	(47,433)
Non-credit portion of loss recognized in other comprehensive income (loss)	882	17,853	2,462	37,996
Net other-than-temporary credit impairment losses	(1,044)	(6,893)	(3,669)	(9,437)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(19,500)	(11,237)	(9,669)	(11,237)
Realized gains (losses) on interest rate swaps	(4,297)	(699)	(7,144)	(699)
Gains (losses) on interest rate swaps	(23,797)	(11,936)	(16,813)	(11,936)
Net gains (losses) on interest-only RMBS	(4,442)	-	(4,442)	-
Net gains (losses) on embedded derivatives in interest-only RMBS	(2,234)	-	(2,234)	-
Realized gains (losses) on sales of investments, net	(380)	-	2,364	342
Realized losses on principal write-downs of non-Agency RMBS	(22,040)	(326)	(41,560)	(1,275)
Total other gains (losses)	(52,893)	(12,262)	(62,685)	(12,869)
Net investment income (loss)	132,933	136,276	312,672	271,766
Other expenses:
Management fee	13,152	9,263	25,902	17,377
Provision for loan losses	-	1,024	1,442	1,630
General and administrative expenses	1,820	1,409	3,307	2,569
Total other expenses	14,972	11,696	30,651	21,576
Income (loss) before income taxes	117,961	124,580	282,021	250,190
Income taxes	118	1	816	1
Net income (loss)	$117,843	$124,579	$281,205	$250,189

Net income (loss) per share-basic and diluted	$0.11	$0.16	$0.27	$0.35
Weighted average number of shares outstanding-basic and diluted	1,027,130,496	765,475,340	1,027,096,962	718,185,900
Comprehensive income (loss):
Net income (loss)	$117,843	$124,579	$281,205	$250,189
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(112,067)	(151,524)	(292,219)	90,057
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	1,044	6,893	3,669	9,437
Reclassification adjustment for net realized losses (gains) included in net income (loss)	22,420	326	39,196	933
Other comprehensive income (loss)	(88,603)	(144,305)	(249,354)	100,427
Comprehensive income (loss)	$29,240	$(19,726)	$31,851	$350,616

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2009	$6,693	$2,290,614	$(99,754)	$(70,991)	$2,126,562
Net income (loss)	-	-	-	250,189	250,189
Cumulative effect of change in accounting principle	-	-	-	(88,187)	(88,187)
Other comprehensive income (loss)	-	-	100,427	-	100,427
Proceeds from direct purchase and dividend reinvestment	-	123	-	-	123
Proceeds from common stock offerings	2,128	765,584	-	-	767,712
Restricted stock grants	1	245	-	-	246
Common dividends declared, $0.34 per share	-	-	-	(244,213)	(244,213)
Balance, June 30, 2010	$8,822	$3,056,566	$673	$(153,202)	$2,912,859

Balance, December 31, 2010	$10,261	$3,601,890	$274,651	$(203,796)	$3,683,006
Net income (loss)	-	-	-	281,205	281,205
Other comprehensive income (loss)	-	-	(249,354)	-	(249,354)
Proceeds from direct purchase and dividend reinvestment	2	540	-	-	542
Proceeds from common stock offerings	-	(8)	-	-	(8)
Restricted stock grants	-	249	-	-	249
Common dividends declared, $0.27 per share	-	-	-	(277,101)	(277,101)
Balance, June 30, 2011	$10,263	$3,602,671	$25,297	$(199,692)	$3,438,539

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Cash Flows From Operating Activities:
Net income (loss)	$281,205	$250,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums	(118,635)	(118,811)
Unrealized losses (gains) on interest rate swaps	9,669	11,237
Net losses (gains) on interest-only RMBS	4,442	-
Unrealized losses (gains) on embedded derivatives in interest-only RMBS	2,234
Realized losses (gains) on sales of investments	(2,364)	(342)
Realized losses on principal write-downs of non-Agency RMBS	41,560	1,275
Net other-than-temporary credit impairment losses	3,669	9,437
Provision for loan losses	1,442	1,630
Restricted stock grants	249	246
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(8,998)	(12,554)
Decrease (increase) in other assets	365	571
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	962	207
Increase (decrease) in investment management fees payable to affiliate	774	838
Increase (decrease) in accrued interest payable	(112)	8,910
Net cash provided by (used in) operating activities	$216,462	$152,833
Cash Flows From Investing Activities:
Mortgage-Backed Securities portfolio:
Purchases	$(3,653,583)	$(1,502,615)
Sales	668,529	89,877
Principal payments	262,632	377,108
Mortgage-Backed Securities portfolio, non-retained:
Principal payments	366,757	289,733
Securitized loans:
Principal payments	48,402	52,249
Net cash provided by (used in) investing activities	$(2,307,263)	$(693,648)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$9,335,704	$10,564,043
Payments on repurchase agreements	(6,824,014)	(11,201,640)
Net proceeds from common stock offerings	(8)	767,712
Payments on securitized debt borrowings, loans held for investment	(43,252)	(48,417)
Proceeds from securitized debt borrowings, non-retained	311,012	1,127,872
Payments on securitized debt borrowings, non-retained	(362,155)	(229,362)
Net proceeds from direct purchase and dividend reinvestment	542	123
Common dividends paid	(318,121)	(227,581)
Net cash provided by (used in) financing activities	$2,099,708	$752,750
Net increase (decrease) in cash and cash equivalents	8,907	$211,935
Cash and cash equivalents at beginning of period	7,173	24,279
Cash and cash equivalents at end of period	$16,080	$236,214

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

Supplemental disclosure of cash flow information:
Interest paid	$64,979	$60,913
Taxes paid	$816	$1

Non-cash investing activities:
Net change in unrealized gain on available-for sale securities	$(249,354)	$100,427
Non-cash financing activities:
Common dividends declared, not yet paid	$133,425	$130,420

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2011
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

Beginning with the financial statements for the six month period ending June 30, 2011, the Company will reclassify previously presented financial information so that amounts previously presented in the Consolidated Statement of Operations and Comprehensive Income (Loss) as interest expense on swaps will be presented in Other gains (losses) as Realized gains (losses) on interest rate swaps.  Financial statements for periods prior to June 30, 2011 will be conformed to the restated presentation.  Interest expense for the quarter and six months ended June 30, 2010 will be decreased by $699 thousand and $699 thousand, and Other gains (losses) will be decreased by the same amounts, respectively.

(b) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds.

(c) Non-Agency and Agency Residential Mortgage-Backed Securities
The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans.  The Company delineates between (1) Agency RMBS, (2) non-Agency RMBS, and (3) non-Agency RMBS, non-retained as follows:  The Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such Ginnie Mae, Freddie Mac or Fannie Mae.  The non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to credit risk.  Non-Agency RMBS, non-retained are detailed in Note 8 to these consolidated financial statements.

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

Interest income on RMBS is computed on the remaining principal balance of the investment security.  Premium or discount amortization/accretion on Agency RMBS is recognized over the life of the investment using the effective interest method.  Premium or discount amortization/accretion on non-Agency RMBS is recognized in accordance with Accounting Standards Codification (“ASC”) 325-40, Investment-Other: Beneficial Interests in Securitized Financial Assets.  For non-Agency RMBS, the Company estimates at the time of purchase expected future cash flows, prepayment speeds, credit losses, loss severity, and loss timing based on the Company’s observation of available market data, its experience, and the collective judgment of its management team to determine the effective interest rate on the RMBS.  The Company periodically reevaluates, and if necessary, makes adjustments to its analysis utilizing internal models and external market research in conjunction with management’s view on performance in the non-Agency RMBS sector.  Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums or discounts which affects interest income.  Changes to assumptions that decrease expected future cash flows may result in other-than-temporary impairment (“OTTI”).

The Company evaluates quarterly, or more often if market conditions warrant, each investment in its RMBS portfolio for OTTI.  The amortized cost of each investment in an unrealized loss position is compared to the present value of expected future cash flows of the position.  In estimating future cash flows, the Company evaluated the non-Agency RMBS for OTTI by considering delinquencies, credit losses, loss severities, prepayment speeds, geographic data, borrower characteristics, loan to value ratios, seasoning and credit support in conjunction with broader macroeconomic expectations such as home price depreciation, expectations of future delinquencies and loss severities and the ability of the borrower to refinance or modify their loans.  If, after determining the expected future cash flows of the position, the amortized cost of the security is more than the present value of its expected future cash flows, an OTTI has occurred.  If the Company does not intend to sell and is not more likely than not required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in earnings, while the balance of impairment related to other factors is recognized in other comprehensive income (loss).  If the Company intends to sell the debt security, or will be more likely than not required to sell the security before its anticipated recovery, the full unrealized loss is recognized in earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.

(d) Interest-Only RMBS
The Company invests in interest-only Agency and non-Agency RMBS. On April 1, 2011, the Company elected the fair value option for interest-only RMBS acquired on or after such date. These interest-only RMBS represent the Company’s right to receive a specified proportion of the contractual interest flows of specific RMBS.  Interest-only strips acquired on or after April 1, 2011 are measured at fair value through earnings in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The interest-only strips are included in RMBS, at fair value on the accompanying consolidated statements of financial condition.

(e) Securitized Loans Held for Investment
The Company’s securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans.  Mortgage loans are designated as held for investment, and are carried at their principal balance outstanding, plus any premiums or discounts, less allowances for loan losses.  Interest income on loans held for investment is recognized over the life of the investment using the effective interest method.  Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  The Company estimates fair value of securitized loans as described in Note 5 of these consolidated financial statements.

(f) Allowance for Loan Losses
The Company has established an allowance for loan losses on its securitized loans held for investment portfolio at a level that management believes is adequate based on an evaluation of known and inherent risks related to the securitized loans.  The securitized loan portfolio is comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans that are not guaranteed as to repayment of principal or interest.   The allowance for loan losses is established to provision for the credit risk associated with a borrower’s default on its loan and the potential for recovery at the liquidation of the property in an amount less than the unpaid principal balance of the loan.  The estimate is based on the aggregation of factors including current economic conditions, industry loss experience, the loan originator’s loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing appreciation or depreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of a pool of loans, the Company obtains written representations and warranties from the sellers that the Company will be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards.  While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses.  The Company has created an unallocated provision for probable loan losses estimated as a percentage of the remaining unpaid principal balance on the loans.  Management’s estimate is based on historical experience of similarly underwritten pools in conjunction with current and expected market trends.

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

(h) Securitized Debt, loans held for investment and Securitized Debt, Non-Retained
The Company has issued securitized debt to finance its residential mortgage loan portfolio and has re-securitized RMBS to finance a portion of its RMBS portfolio.  Certain transactions involving residential mortgage loans are accounted for as financings, and are recorded as an asset called “Securitized loans held for investment” and the corresponding debt as “Securitized debt, loans held for investment” in the consolidated statements of financial condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal payments to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, non-retained” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency RMBS Senior, non-retained (held in consolidated VIEs)” that pay interest and principal payments to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company are accounted for as financings pursuant to ASC 810, Consolidation. The holders of Securitized debt and Securitized debt, non-retained have no recourse to the Company, and the Company does not receive any interest or principal paid on such debt.  The Company estimates fair value of securitized debt and securitized debt, non-retained as described in Note 5 to these consolidated financial statements.  The associated liabilities are carried at amortized cost.

(i) Fair Value Disclosure
A complete discussion of the methodology utilized by the Company to fair value its financial instruments is included in Note 5 to these consolidated financial statements.

(j) Derivative Financial Instruments and Hedging Activity
The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating its interest rate risk. The Company intends to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.  Interest rate swaps are recorded as either assets or liabilities in the consolidated statement of financial condition, and measured at fair value with realized and unrealized gains and losses recognized in earnings.  Net payments on interest rate swaps are included in the consolidated statement of cash flows as a component of net income (loss).  Unrealized gains (losses) on interest rate swaps are removed from net income (loss) as an adjustment to cash flows from operating activities. The Company estimates fair value of interest rate swaps as described in Note 5 of these consolidated financial statements.

The Company elects to net by counterparty the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off of all individual swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any cash or other collateral exchanged as part of the interest rate swap contracts.

(k) Sales, Securitizations, and Re-Securitizations
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

 (l) Income Taxes
The Company elected to be taxed as a REIT, and therefore it generally will not be subject to corporate, federal, or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  The Company and its subsidiary CIM Trading Company LLC made a joint election to treat the subsidiary as a taxable REIT subsidiary.  As such, CIM Trading Company LLC is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

 The provisions of FASB ASC 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return.  FASB ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements.  The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of June 30, 2011.

(m) Net Income per Share
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

(n) Stock-Based Compensation
The Company accounts for stock based compensation awards granted to the employees of FIDAC and its affiliates in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.  Pursuant to ASC 505-50 the Company measures the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.  Compensation expense related to the grants of stock and stock options is recognized over the vesting period of such grants based on the fair value of the stock on the vesting date.

 (o) Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to the following: all investment securities classified as available-for-sale and interest rate swaps are reported at their estimated fair value; all investment securities are amortized/accreted based on yields that incorporate management’s assumptions as to the expected performance of the investment over time; and the loan loss provision reflects management estimates with regard to expected losses of the securitized loan portfolio.  Actual results could differ from those estimates.

(p) Recent Accounting Pronouncements

Presentation

Comprehensive Income (ASC 220)

In June 2011, FASB released ASU 2011-05, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (OCI).  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update will result in additional disclosure, but is expected to have no material effect on the Company’s consolidated financial statements.

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

In May 2011, FASB release ASU 2011-04 further converging US GAAP and IFRS by providing common fair value measurement and disclosure requirements.  The amendments in this update change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  These include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011.  This update may result in additional disclosure, however has no effect on the Company’s consolidated financial statements.

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

3.  Residential Mortgage-Backed Securities

The following tables present the principal value, unamortized premium, unamortized discount, gross unrealized gain, gross unrealized loss, and fair value of the Company’s available-for-sale RMBS portfolio as of June 30, 2011 and December 31, 2010, at fair value by asset class.  The RMBS portfolio is composed of Agency and non-Agency RMBS collateralized by residential mortgage loans.  The Agency RMBS are mortgage pass-through certificates, CMOs, and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to credit risk.  The Company classifies its non-Agency RMBS into senior, subordinated, and senior, non-retained interests.  Senior interests in non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests.  Securities identified as senior, non-retained represent the portion of the Company’s non-Agency RMBS included on the Company’s balance sheet that are economically owned by third parties.  The total fair value of the non-Agency RMBS that are held by the re-securitization trusts that are consolidated pursuant to ASC 810, Consolidation, was $3.8 billion and $4.4 billion at June 30, 2011 and December 31, 2010 respectively.  See Note 8 of these consolidated financial statements for further discussion on consolidation.

June 30, 2011
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$6,967	$405,648	$(93)	$27,671	$(92,293)	$347,900
Subordinated	4,938,497	57,946	(2,562,459)	151,460	(412,439)	2,173,005
Senior, non-retained	1,948,002	40,468	(79,394)	292,459	(24,843)	2,176,692
Agency RMBS	4,801,983	135,332	(161)	88,065	(11,459)	5,013,760
Total	$11,695,449	$639,394	$(2,642,107)	$559,655	$(541,034)	$9,711,357

December 31, 2010
(dollars in thousands)

	Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
Senior	$664,251	$420,657	$(9,320)	$21,758	$(109,661)	$987,685
Subordinated	4,962,829	58,298	(2,789,906)	206,189	(226,552)	2,210,858
Senior, non-retained	2,008,167	79,730	(109,619)	428,213	(75,923)	2,330,568
Agency RMBS	2,035,823	67,134	-	47,717	(17,090)	2,133,584
Total	$9,671,070	$625,819	$(2,908,845)	$703,877	$(429,226)	$7,662,695

Interest-only RMBS included in the table above, represent the right to receive a specified portion of the contractual interest cash flows of the underlying unamortized principal balance of specific securities.  As of June 30, 2011, interest-only RMBS accounted for under the fair value option had unrealized losses of $4.4 million and an amortized cost of $21.0 million.

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.  The securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed above.  Three consolidated trusts have been in a continuous unrealized loss position for greater than twelve months although the assets are performing in line with the Company’s expectations.

June 30, 2011
(dollars in thousands)

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$85,660	$(12,081)	$90,720	$(80,212)	$176,380	$(92,293)
Subordinated	502,025	(79,822)	920,078	(332,617)	1,422,103	(412,439)
Senior, non-retained	-	-	523,988	(24,843)	523,988	(24,843)
Agency	588,905	(11,459)	-	-	588,905	(11,459)
Total	$1,176,590	$(103,362)	$1,534,786	$(437,672)	$2,711,376	$(541,034)

December 31, 2010
(dollars in thousands)

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
RMBS	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
Senior	$549,968	$(109,662)	$-	$-	$549,968	$(109,662)
Subordinated	1,178,493	(217,224)	12,826	(9,328)	1,191,319	(226,552)
Senior, non-retained	764,724	(75,923)	-	-	764,724	(75,923)
Agency	600,464	(17,090)	-	-	600,464	(17,090)
Total	$3,093,649	$(419,899)	$12,826	$(9,328)	$3,106,475	$(429,227)

The Company recorded a $1.0 million OTTI during the quarter ended June 30, 2011 on investments where the expected future cash flows of certain non-Agency RMBS were less than their amortized cost basis.  The impairment recorded during the quarter ended June 30, 2011 was related to seven securities.  The impaired investments were certain non-Agency RMBS.  As of June 30, 2011 the impaired securities had cumulative losses ranging from 0% up to 15%, three-month prepayments speeds between 9 and 38 Constant Prepayment Rate (“CPR”), 60+ day delinquencies between 3% and 38% of the pool balance, and weighted average FICO scores on the pools between 698 and 744.

A summary of the OTTI included in earnings for the quarter and six months ended June 30, 2011 and 2010 is presented below.

For the Quarter Ended
	June 30, 2011	June 30, 2010

Cumulative credit loss beginning balance	$25,299	$12,540
Additions:
Other-than-temporary impairments not previously recognized	286	6,340
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	758	553
Cumulative credit loss ending balance	$26,343	$19,433

For the Six Months Ended

	June 30, 2011	June 30, 2010

Cumulative credit loss beginning balance	$22,674	$9,996
Additions:
Other-than-temporary impairments not previously recognized	1,274	8,802
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	2,395	635
Cumulative credit loss ending balance	$26,343	$19,433

The following tables present details of each asset class in the Company’s RMBS portfolio at June 30, 2011 and December 31, 2010.  The weighted average coupon, yield, and CPR at period-end are weighted by each investment’s respective principal/notional value in the asset class.  The figure presenting the annualized yield over the current quarter is the annualized interest income earned on the asset class during the quarter, divided by the average of the beginning and ending amortized cost of the asset class.

June 30, 2011

	Weighted Average Coupon at Period-End	Weighted Average Yield (Loss Adjusted) at Period-End	Annualized Yield Over Current Quarter	Weighted Average 3 Month CPR at Period-End
Non-Agency RMBS
Senior	1.91%	14.06%	4.08%	17%
Subordinated	3.99%	14.21%	18.53%	17%
Senior, non-retained	5.17%	4.58%	5.70%	16%
Agency RMBS	4.71%	4.34%	4.34%	7%

December 31, 2010

	Weighted Average Coupon at Period-End	Weighted Average Yield (Loss Adjusted) at Period-End	Annualized Yield Over Current Quarter	Weighted Average 3 Month CPR at Period-End
Non-Agency RMBS
Senior	2.01%	13.70%	12.99%	16%
Subordinated	4.04%	17.41%	25.16%	15%
Senior, non-retained	5.17%	4.36%	6.85%	15%
Agency RMBS	5.05%	4.51%	3.34%	24%

The Company’s investment guidelines place no restrictions on the credit rating of the assets the Company is able to hold in its portfolio.  The portfolio is most heavily weighted to contain RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

	June 30, 2011	December 31, 2010
AAA	14.03%	14.67%
AA	0.67%	5.34%
A	0.48%	0.92%
BBB	0.53%	0.61%
BB	0.01%	0.01%
B	0.00%	0.00%
Below B or not rated	84.28%	78.45%
Total	100.00%	100.00%

The table above reflects the credit rating of the Company’s consolidated non-Agency RMBS portfolio.  At June 30, 2011 approximately 14% of the AAA, AA, and A securities balance reflected in the table above include senior, non-retained, non-Agency RMBS.

The AAA rated assets in the non-Agency RMBS portfolio are predominantly senior non-retained non-Agency RMBS.  As the Company securitizes or re-securitizes assets, it expects the Below B or not rated percentages in the portfolio to increase as the Company typically retains the subordinated tranches of these types of transactions.

Actual maturities of RMBS are generally shorter than stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables summarize the Company’s RMBS at June 30, 2011 and December 31, 2010 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS at June 30, 2011 and December 31, 2010 in the tables below are based on consensus constant prepayment speeds.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

June 30, 2011
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$8,805	$70,609	$268,486	$347,900
Subordinated	10,212	246,751	1,916,042	2,173,005
Senior, non-retained	285,136	1,440,039	451,517	2,176,692
Agency RMBS	-	646,783	4,366,977	5,013,760
Total fair value	$304,153	$2,404,182	$7,003,022	$9,711,357
Amortized cost
Non-Agency RMBS
Senior	$9,038	$77,991	$325,493	$412,522
Subordinated	10,456	278,189	2,145,339	2,433,984
Senior, non-retained	182,440	1,289,279	437,357	1,909,076
Agency RMBS	-	617,306	4,319,848	4,937,154
Total amortized cost	$201,934	$2,262,765	$7,228,037	$9,692,736

December 31, 2010
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$26,962	$587,075	$373,648	$987,685
Subordinated	7,941	218,986	1,983,931	2,210,858
Senior, non-retained	200,468	1,889,732	240,368	2,330,568
Agency RMBS	-	1,560,859	572,725	2,133,584
Total fair value	$235,371	$4,256,652	$3,170,672	$7,662,695
Amortized cost
Non-Agency RMBS
Senior	$26,920	$584,859	$463,810	$1,075,589
Subordinated	11,076	253,558	1,966,587	2,231,221
Senior, non-retained	251,579	1,500,955	225,744	1,978,278
Agency RMBS	-	1,513,644	589,313	2,102,957
Total amortized cost	$289,575	$3,853,016	$3,245,454	$7,388,045

The non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be when the 60+ day delinquency bucket of the pool is greater than 5% and weighted average FICO scores are greater than 650 at origination.  At June 30, 2011, 99% of the non-Agency RMBS were Alt-A collateral.  At December 31, 2010, 99% of the non-Agency RMBS were Alt-A collateral.  The non-Agency securities contained in this portion of the portfolio have the following collateral characteristics at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
Number of securities in portfolio		523		581
Weighted average maturity (years)		27.0		27.4
Weighted average amortized loan to value		72.3%		72.5%
Weighted average FICO		717.2		717.3
Weighted average loan balance (in thousands)		$470.1		$447.6
Weighted average percentage owner occupied		84.3%		83.3%
Weighted average percentage single family residence		64.1%		63.1%
Weighted average current credit enhancement		12.7%		16.0%
Weighted average geographic concentration	CA	38.1%	CA	57.8%
	FL	8.7%	FL	13.3%
	NY	5.5%	NY	7.3%
	NJ	2.4%	VA	3.9%
	VA	2.3%	NJ	3.3%

The information presented in the table above includes senior, non-retained, non-Agency RMBS consolidated pursuant to the adoption of ASC 810 on January 1, 2010 by the Company.

The table below presents origination year for the Company’s portfolio of non-Agency RMBS at June 30, 2011 and December 31, 2010.

Origination Year	June 30, 2011	December 31, 2010
2004	0.0%	0.1%
2005	13.2%	13.4%
2006	40.1%	27.0%
2007	40.8%	56.1%
2008	5.9%	3.3%
2009	0.0%	0.1%
Total	100.0%	100.0%

During the quarter ended June 30, 2011, the Company sold RMBS with a carrying value of $16.4 million for realized losses of $380 thousand.  During the quarter ended June 30, 2010, the Company had no sales of RMBS.

The Company sold all of the AAA-rated bonds created in its re-securitizations prior to the quarter ended June 30, 2011, and therefore did not record non-recourse financing with third party investors related to re-securitizations executed in prior periods.  During the six months ended June 30, 2011, the Company financed through these transactions $306.6 million of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $311.0 million.

On April 30, 2010, the Company transferred $566.6 million in principal value of its RMBS to the CSMC 2010-11R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, the Company financed $138.8 million of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $137.4 million.  The Company has retained $427.7 million in subordinated bonds and the owner trust certificate.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-11R Trust.

On May 27, 2010, the Company transferred $1.2 billion in principal value of its RMBS to the CSMC 2010-12R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, the Company financed $294.0 million of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $294.3 million.  The Company has retained $136.3 million of AAA-rated bonds, $788.2 million in subordinated bonds and the owner trust certificate.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-12R Trust.

In addition, during the quarter ended June 30, 2010, the Company financed through these transactions $195.0 million of AAA-rated fixed rate bonds with third party investors for net proceeds of $197.4 million. In total, the Company financed through these transactions, including the newly re-securitized assets, $627.9 million of AAA-rated fixed rate bonds for net proceeds of $629.2 million during the quarter ended June 30, 2010.

4.  Securitized Loans Held for Investment

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at June 30, 2011 and December 31, 2010.  At June 30, 2011 approximately 55% of the Company’s securitized loans are adjustable rate mortgage loans and 45% are fixed rate mortgage loans.  All of the adjustable rate loans held for investment are hybrid adjustable rate mortgages (“ARMs”).  Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.  The periodic cap on all hybrid ARMs in the securitized loan portfolio range from 0.00% to 3.00% as of June 30, 2011 and December 31, 2010.  The securitized loans held for investment are carried at their principal balance outstanding, plus premiums or discounts, less an allowance for loan losses.

	June 30, 2011	December 31, 2010

Securitized loans, at amortized cost	$310,363	$360,118
Less: allowance for loan losses	7,484	6,586
Securitized loans held for investment	$302,879	$353,532

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 55% were originated during 2008 and 43% were originated during 2007 and the remaining 2% of the loans were originated prior to 2007.  A summary of key characteristics of these loans follows.
	June 30, 2011		December 31, 2010
Number of loans		446		513
Weighted average maturity (years)		26.2		26.6
Weighted average amortized loan to value		75.1%		74.5%
Weighted average FICO		754		755
Weighted average loan balance (in thousands)		$688.4		$694.3
Weighted average percentage owner occupied		91.1%		90.5%
Weighted average percentage single family residence		58.4%		58.2%
Weighted average geographic concentration	CA	34.2%	CA	33.3%
	FL	6.8%	FL	6.7%
	AZ	5.7%	NJ	5.3%
	NJ	5.2%	IL	5.3%
	IL	5.1%	AZ	5.2%

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the quarters ended June 30, 2011 and 2010.

	June 30, 2011	June 30, 2010

Balance, beginning of period	$8,018	$4,554
Provision for loan losses	1,442	1,024
Charge-offs	(1,976)	(9)
Balance, end of period	$7,484	$5,569

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses which is calculated to reflect management’s estimate of possible losses in the securitized loan portfolio at the reporting date.  The Company’s provision for loan losses considers the quality of the collateral, performance of like collateral, and expectations of future market conditions as described more fully in Note 2(e).  The Company’s provision for loan losses is calculated on the outstanding principal balance of the portfolio, 60+ day delinquencies for like collateral and current and expected severities for similarly underwritten loans.  The Company’s allowance for loan losses at June 30, 2011 was $7.5 million, representing 244 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The Company’s allowance for loan losses at December 31, 2010 was $6.6 million, representing 185 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The following table summarizes the status of loans greater than 30 days delinquent.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
June 30, 2011	$2,868	$0	$3,743	$0	$10,215	$1,115	$17,941
December 31, 2010	$1,664	$1,554	$9,649	$937	$1,295	$1,120	$16,219

In addition, the following table presents the loans that were modified during the period.  Loans are modified by the servicer as a method of loss mitigation.

	Number of Loans Modified During Period	Pre-Modification Recorded Investment	Post Modification Recorded Invesment
		(dollars in thousands)
June 30, 2011	5	$3,086	$3,198
December 31, 2010	14	11,385	11,975

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

Non-Agency, Non-Retained RMBS
The non-Agency, non-retained securities reflected in the consolidated financial statements are securities consolidated pursuant to the Company’s adoption of ASC 810 on January 1, 2010.  These assets have been financed with third parties without recourse to the Company in the normal course of the Company’s portfolio optimization strategy.  The Company fair values these assets as described above in Non-Agency and Agency RMBS.  See Note 8 to these consolidated financial statements for a detailed discussion of these securities.

Interest Rate Swaps
The Company utilizes third party quotes to determine the fair values of its interest rate swaps.  The Company compares the third party quotations received to its own estimate of fair value to evaluate for reasonableness.  The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by the Company by incorporating such factors as the term to maturity, Treasury curve, LIBOR rates, and the payment rates on the fixed portion of the interest rate swaps.

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methodology utilized by the Company for the periods presented is materially unchanged.  The methods used to produce a fair value calculation may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

During times of market dislocation, as has been experienced for some time and continues to exist, the observability of prices and inputs can be reduced for certain instruments.  If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined in good faith by the Company.  In addition, validating third party pricing for the Company’s investments may be more subjective as fewer participants may be willing to provide this service to the Company.  Illiquid investments typically experience greater price volatility as a ready market does not exist.  As fair value is not an entity-specific measure and is a market-based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period.  A condition such as this can cause instruments to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 when the Company is unable to obtain third party pricing verification.

At June 30, 2011 and December 31, 2010, the Company classified its assets and liabilities as Level 2.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued at June 30, 2011 and December 31, 2010 as presented below.

June 30, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$347,900	$-
Subordinated	-	2,173,005	-
Senior, non-retained	-	2,176,692	-
Agency mortgage-backed securities	-	5,013,760	-

Liabilities:
Interest rate swaps	-	19,658	-

December 31, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$987,685	$-
Subordinated	-	2,210,858	-
Senior, non-retained	-	2,330,568	-
Agency mortgage-backed securities	-	2,133,584	-

Liabilities:
Interest rate swaps	-	9,988	-

In the aggregate, the Company’s fair valuations of RMBS investments were 0.40% higher than the aggregated dealer marks for the quarter ended June 30, 2011 and 0.53% higher than the aggregated dealer marks for the quarter ended June 30, 2010.

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

Securitized Debt, loans held for investment and Securitized Debt, Non-Retained
The Company records securitized debt for certificates or notes financed without recourse to the Company in securitization or re-securitization transactions treated as “financings” pursuant to ASC 860.  The Company carries securitized debt at the principal balance outstanding on non-retained notes associated with its securitized loans held for investment plus premiums or discounts recorded with the sale of the notes to third parties.  The premiums or discounts associated with the sale of the notes or certificates are amortized over the life of the instrument.  The Company estimates the fair value of securitized debt by estimating the future cash flows associated with underlying assets collateralizing the secured debt outstanding.  The Company models each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

The following table presents the carrying value and estimated fair value, as described above, of the Company’s financial instruments at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Non-Agency RMBS	$4,697,597	$4,697,597	$5,529,111	$5,529,111
Agency RMBS	5,013,760	5,013,760	2,133,584	2,133,584
Securitized loans held for investment	302,879	297,057	353,532	345,410
Repurchase agreements	(4,320,487)	(4,324,517)	(1,808,797)	(1,811,575)
Securitized debt	(245,984)	(257,943)	(289,236)	(303,102)
Securitized debt, non-retained	(1,904,936)	(1,858,321)	(1,956,079)	(1,887,121)
Interest rate swaps	(19,658)	(19,658)	(9,988)	(9,988)

6.  Repurchase Agreements

The Company had outstanding $4.3 billion and $1.8 billion of repurchase agreements with weighted average borrowing rates of 0.28% and 0.45% and weighted average remaining maturities of 59 and 49 days as of June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011 and December 31, 2010, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $4.5 billion and $2.0 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the quarters ended June 30, 2011 and December 31, 2010 were $4.3 billion and $1.6 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At June 30, 2011 and December 31, 2010, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Overnight	$338,100	$-
1-30 days	1,752,942	232,265
30 to 59 days	1,541,047	970,394
60 to 89 days	73,411	545,442
90 to 119 days	-	60,696
Greater than or equal to 120 days	614,987	-
Total	$4,320,487	$1,808,797

At June 30, 2011 and December 31, 2010, the Company did not have an amount at risk greater than 10% of its equity with any counterparty.

7.  Securitized Debt

All of the Company’s securitized debt is collateralized by residential mortgage loans or RMBS.  For financial reporting purposes, the Company’s securitized debt is accounted for as a financing transaction.  Thus, the residential mortgage loans or RMBS held as collateral are recorded in the assets of the Company as securitized loans held for investment or RMBS and the securitized debt is recorded as a liability in the consolidated statements of financial condition.

At June 30, 2011 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $257.9 million.  The debt matures between the years 2023 and 2038.  At June 30, 2011 the debt carried a weighted average cost of financing equal to 5.49%.  At December 31, 2010, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $303.1 million.  The debt matures between the years 2023 and 2038.  At December 31, 2010, the debt carried a weighted average cost of financing equal to 5.52%.

At June 30, 2011 the Company’s securitized debt, non-retained, collateralized by RMBS had a principal balance of $1.9 billion.  The debt matures between the years 2035 and 2047.  At June 30, 2011 the debt carried a weighted average cost of financing equal to 5.18%.  At December 31, 2010, the Company’s securitized debt, non-retained, collateralized by RMBS had a principal balance of $2.0 billion.  The debt matures between the years 2035 and 2047.  At December 31, 2010, the debt carried a weighted average cost of financing equal to 5.17%.

The following table presents the estimated principal repayment schedule of the securitized debt and securitized debt, non-retained held by the Company at June 30, 2011 and December 31, 2010, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses, collateralizing the debt.  All of the securitized debt recorded in the Company’s consolidated statements of financial condition is non-recourse to the Company.

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Within One Year	$569,620	$634,988
One to Three Years	743,046	831,305
Three to Five Years	338,626	305,953
Greater Than or Equal to Five Years	464,972	417,977
Total	$2,116,264	$2,190,223

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

VIEs for Which the Company is the Primary Beneficiary
Based on the Company’s consolidation evaluation, the Company consolidated three VIEs on January 1, 2010 that were not previously consolidated and consolidated three VIEs that it created during 2010.  The Company’s retained beneficial interest is typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The effect is the inclusion of an additional $2.2 billion of non-Agency RMBS at fair value no longer retained by the Company and the inclusion in its liabilities of $1.9 billion of non-recourse securitized debt associated with these re-securitizations.

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

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to the consolidated securitization entities as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Assets
Non-Agency RMBS	$3,826,486	$4,357,631
Securitized loans	302,879	353,532
Liabilities
Securitized debt, non-retained	$1,904,936	$1,956,079
Securitized debt, loans held for investment	245,984	289,236

The consolidation of these securitization entities increases both the income and expense recorded in the consolidated statements of operations for the Company as detailed in the table below.

	For the Quarter Ended
	June 30, 2011	June 30, 2010
	(dollars in thousands)
Interest income, non-retained	$28,428	$49,829
Interest income, securitized loans	4,203	4,421
Interest expense, non-retained	28,312	21,421
Interest expense, securized loans	4,522	4,758
Net interest income	$(203)	$28,071

	For the Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in thousands)
Interest income, non-retained	$49,587	$100,690
Interest income, securitized loans	8,702	11,074
Interest expense, non-retained	55,887	55,251
Interest expense, securitized loans	9,472	9,563
Net interest income	$(7,070)	$46,950

A discussion of the significant accounting policies of the Company to record income and expense is included in Note 2 to these consolidated financial statements.  The effect of adopting ASC 810 based on the weighted average shares outstanding had no material effect on the net interest income of the Company for the six months ended June 30, 2011.

The effect of the consolidation of these securitization entities on the consolidated statements of cash flows for the Company is presented in the table below for the periods presented.

	For the Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in thousands)
Proceeds from securitized debt borrowings, non-retained	$311,012	$1,127,872
Payments on securitized debt borrowings, non-retained	(362,155)	(229,362)
Payments on securitized debt borrowings, loans held for investment	(43,252)	(48,417)
Increase (decrease) in accrued interest receivable	(634)	(9,345)
Increase (decrease) in accrued interest payable	454	9,212
Net cash flows, non-retained	$(94,575)	$849,960

VIEs for Which the Company is Not the Primary Beneficiary
The table below represents the carrying amounts and classification of assets recorded on the Company’s consolidated financial statements related to its variable interests in non-consolidated VIEs, as well as its maximum exposure to loss as a result of its involvement with these VIEs.

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$338	$455	$400	$559
Subordinated	6,617	6,087	7,664	6,485
Agency RMBS	2,255	2,619	2,680	2,530
Total	$9,210	$9,161	$10,744	$9,574

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

9.  Interest Rate Swaps

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  These derivative financial instrument contracts do not qualify as hedges under ASC 815 Derivatives and Hedging.  As of June 30, 2011 and December 31, 2010, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated repurchase agreements.

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010.

	Location on Consolidated Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value	Net Estimated Fair Value of RMBS Pledged as Collateral
	(dollars in thousands)

June 30, 2011	Assets	$-	$-	$-
June 30, 2011	Liabilities	$950,000	$(19,658)	$23,295
December 31, 2010	Assets	$-	$-	$-
December 31, 2010	Liabilities	$450,000	$(9,988)	$12,818

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps	Unrealized Gain (Losses) on Interest Rate Swaps
	(dollars in thousands)

For the Quarter Ended:
June 30, 2011	$(4,297)	$(19,500)
June 30, 2010	$(699)	$(11,237)

For the Six Months Ended:
June 30, 2011	$(7,144)	$(9,669)
June 30, 2010	$(699)	$(11,237)

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2011 was 2.08% and the weighted average receive rate was 0.19%.  The weighted average pay rate on the Company’s interest rate swaps at June 30, 2010 was 2.59% and the weighted average receive rate was 0.35%.

The Company enters into interest rate swap contracts with counterparties utilizing standard International Swap Dealers Association Master Agreements (“ISDA”) that create exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  These ISDAs have terms and covenants, the breach of which would permit the counterparty to terminate the agreement at the time when the Company is in a net loss position.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the six months ended June 30, 2011.

On September 24, 2009, the Company implemented a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, The Bank of New York Mellon. During the six months ended June 30, 2011 the Company raised $542 thousand by issuing 134,538 shares through the DRSPP. During the six months ended June 30, 2010 the Company raised $123 thousand by issuing 32,138 shares through the DRSPP.

During the quarter ended June 30, 2011 the Company declared dividends to common shareholders totaling $133.4 million or $0.13 per share.  During the quarter ended June 30, 2010, the Company declared dividends to common shareholders totaling $130.4 million or $0.17 per share.

During the six months ended June 30, 2011 the Company declared dividends to common shareholders totaling $277.1 million or $0.27 per share.  During the six months ended June 30, 2010, the Company declared dividends to common shareholders totaling $244.2 million or $0.34 per share.

On March 31, 2010, the Company announced the sale of 85,000,000 shares of common stock at a price of $3.61 per share in a public offering.  In addition, the underwriters exercised the option to purchase an additional 12,750,000 shares of common stock to cover overallotments.  The aggregate net proceeds the Company received before expenses in this sale were approximately $352.7 million.  This sale was completed on April 7, 2010.

On June 22, 2010, the Company announced the sale of 100,000,000 shares of common stock at a price of $3.61 per share in a public offering.  In addition, the underwriters exercised the option to purchase an additional 15,000,000 shares of common stock to cover overallotments.  The aggregate net proceeds the Company received before expenses in this sale were approximately $415.0 million.  This sale was completed on June 28, 2010.

There was no preferred stock issued or outstanding as of June 30, 2011 and December 31, 2010.

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of June 30, 2011, 479,400 shares have vested and 44,525 shares were forfeited or cancelled.

As of June 30, 2011 there was $14.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date. That cost is expected to be recognized over a weighted-average period of 6.5 years. The total fair value of shares vested, less those forfeited, during the quarter ended June 30, 2011 was $121 thousand, based on the closing price of the stock on the vesting date.

12.  Income Taxes

As long as the Company qualifies as a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status as well.  During the quarter ended June 30, 2011 the Company recorded $118 thousand in income tax expense related to earnings of its TRS and state income taxes.  During the quarter ended June 30, 2010, the Company recorded $1,000 income tax expense related to state and local minimum tax liabilities.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the quarters ended June 30, 2011 and December 31, 2010, the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income.

The Company files tax returns in several U.S. jurisdictions, including New York State and New York City.  The 2007 through 2010 tax years remain open to U.S. federal, state and local tax examinations.

13.  Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk.  The Company is subject to interest rate risk in connection with its investments in Agency and non-Agency residential mortgage loans and credit sensitive RMBS.  When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate and adjustable-rate RMBS, residential mortgage loans, and borrowings under repurchase agreements.  The Company attempts to minimize credit risk through due diligence and asset selection by purchasing loans underwritten to agreed-upon specifications of selected originators.  The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan to value ratio.  These factors are considered to be important indicators of credit risk.

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

Management fees accrued and paid to FIDAC for the quarters ended June 30, 2011 and 2010 were $13.2 million and $9.2 million, respectively.  Management fees accrued and paid to FIDAC for the six months ended June 30, 2011 and 2010 were $25.9 million and $17.4 million, respectively.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in the operation of the Company.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the Company’s board of directors’ approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarter and six months ended June 30, 2011 the Company reimbursed FIDAC approximately $170,000 and $316,000 for such expenses. During the quarter and six months ended June 30, 2010, the Company reimbursed FIDAC approximately $148,000 and $148,000 for such expenses.

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear its securities trades and RCap receives customary market-based fees and charges in return for such services.  During the quarter and six months ended June 30, 2011, administrative fees paid to RCAP were $55 thousand.

During the quarters ended June 30, 2011 and June 30, 2010, 31,600 shares and 33,725 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively, as discussed in Note 11.  During the quarter ended June 30, 2011 and June 30, 2010, 938 shares and 2,112 shares of restricted stock issued by the Company to FIDAC’s employees were forfeited, respectively.

During the six months ended June 30, 2011 and June 30, 2010, 63,200 shares and 65,950 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.  During the quarter ended June 30, 2011 and June 30, 2010,  1,500 shares and 2,697 shares of restricted stock issued by the Company to FIDAC’s employees were forfeited, respectively.

In April 2009, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCap Securities, Inc.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At June 30, 2011 and December 31, 2010, the Company had no financing under this agreement. The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

In March 2008, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At June 30, 2011 and December 31, 2010, the Company had no financing under this agreement. The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

15.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any unreported contingencies at June 30, 2011.

16.  Subsequent Events

The Company has reviewed subsequent events and determined that no subsequent events occurred that would require accrual or additional disclosure.

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

Executive Summary

We acquire, either directly or indirectly through our subsidiaries, residential mortgage-backed securities, or RMBS, residential mortgage loans, commercial mortgage loans, real estate related securities and various other asset classes.  We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.  FIDAC is a fixed-income investment management company that is registered as an investment adviser with the Securities and Exchange Commission, or SEC.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.  FIDAC has a broad range of experience in managing investments in Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae, non-Agency RMBS, collateralized debt obligations, or CDOs, and other real estate related investments.

We have elected and intend to qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2007.  Our targeted asset classes and the principal investments we expect to make in each are as follows:

Asset Class	Principal Investments

RMBS	●	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

	●	Agency RMBS.

Residential Mortgage Loans	●	Prime mortgage loans, which are mortgage loans that conform to the underwriting guidelines of Fannie Mae and Freddie Mac, which we refer to as Agency Guidelines; and jumbo prime mortgage loans, which are mortgage loans that conform to the Agency Guidelines except as to loan size.

	●	Alt-A mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than the documentation standards applied by certain other first lien mortgage loan purchase programs, such as the Agency Guidelines, but have one or more compensating factors such as a borrower with a strong credit or mortgage history or significant assets.

	●	FHA/VA insured loans, which are mortgage loans that comply to the underwriting guidelines of the Federal Housing Administration (FHA) or Department of Veteran Affairs (VA) and which are guaranteed by the FHA or VA, respectively.

Commercial Mortgage Loans	●	First or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units; and mixed residential or other commercial properties; retail properties; office properties; or industrial properties, which may or may not conform to the Agency Guidelines.

Other Asset-Backed Securities	●	CMBS.

	●	Debt and equity tranches of CDOs

	●	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio is weighted toward non-Agency RMBS.  At June 30, 2011 approximately 71.5% of our investment portfolio’s principal value was non-Agency RMBS, 25.5% of our investment portfolio’s principal value was Agency RMBS, and 3.0% of our investment portfolio’s principal value was secured residential mortgage loans.  At December 31, 2010, approximately 83.4% of our investment portfolio’s principal value was non-Agency RMBS, 12.6% of our investment portfolio’s principal value was Agency RMBS, and 4.0% of our investment portfolio’s principal value was secured residential mortgage loans.  We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

Trends

We expect the results of our operations to be affected by various factors, many of which are beyond our control.  Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our assets, and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs, credit losses, and prepayment speeds, which is a measurement of how quickly borrowers pay down the unpaid principal balance on their mortgage loans.

Prepayment Speeds. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, vary according to interest rates, the type of investment, conditions in financial markets, and other factors, none of which can be predicted with any certainty.  In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans, and as a result, prepayment speeds tend to decrease.  When interest rates fall, prepayment speeds tend to increase. For mortgage loan and RMBS investments purchased at a premium, as prepayment speeds increase, the amount of income we earn decreases because the purchase premium we paid for the bonds amortizes faster than expected.  Conversely, decreases in prepayment speeds result in increased income and can extend the period over which we amortize the purchase premium. For mortgage loan and RMBS investments purchased at a discount, as prepayment speeds increase, the amount of income we earn increases because of the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in decreased income and can extend the period over which we accrete the purchase discount into interest income.  In the recent past, the correlation between falling interest rates and increasing prepayment speeds has not evidenced itself for certain asset classes.  Due to continuing economic hardship in the general economy, some borrowers have been unable to refinance their loans to lower interest rates as credit conditions remain restrictive.

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

Credit Risk.  One of our strategic focuses is acquiring assets which we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low.  We also focus on acquiring distressed non-Agency RMBS that have been downgraded because of defaults in the mortgages collateralizing such RMBS.  When we acquire such RMBS we attempt to purchase it at a price such that its loss-adjusted return profile is in line with our targeted yields.  We retain the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio as well as all of the non-Agency RMBS.  We attempt to mitigate credit risk in the asset selection process.  Prior to the purchase of investments, we conduct a credit-risk based analysis of the collateral securing our investment that includes examining borrower characteristics, geographic concentrations, current and projected delinquencies, current and projected severities, and actual and expected prepayment speeds among other characteristics to formulate expected losses.

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

Summary.  Our net interest income per share, including the effect of payments on interest rate swaps and credit losses related to principal write-downs, for the quarter and six months ended June 30, 2011 and June 30, 2010 decreased in part due to the increase in credit losses and an increase in the costs paid on the interest rate hedges.  As expected, credit losses on the non-Agency portfolio increased for the quarter and six months ending June 30, 2011 as compared to June 30, 2010.  As the credit enhancement of our securities is eroded we expect the portfolio to continue to record credit losses.  We believe the significant discount at which we purchased the assets provides us with sufficient protection against actual net losses on our investments while we hold them to maturity.  In addition, we added additional interest rate swaps during the current quarter that increased our net interest expense.  Interest income earned on our assets, including the effect of credit losses associated with principal write downs, declined due to a declining weighted average coupon on the portfolio, the change in the asset composition of the portfolio to include more amortizing rather than accreting assets, and to the increase principal write downs on our non-Agency portfolio for the quarter and six months ending June 30, 2011 as compared to June 30, 2010.

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

GAAP requires us to fair value and present the assets of these trusts on our consolidated statements of financial condition as if we still owned the underlying securities we transferred to the trusts.  We present the assets related to the consolidated trusts in our consolidated statements of financial position as a component of non-Agency RMBS identified as senior, non-retained, and the liabilities as securitized debt, non-retained.  We have fair valued the underlying securities we transferred to the trusts for the calculation of GAAP book value in accordance with our pricing policy, as described more fully in our critical accounting estimates, and recorded the corresponding liability for the notes or certificates sold to third parties.  All fair value adjustments are recorded in Other Comprehensive Income.

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

At June 30, 2011 the difference between GAAP book value and estimated economic book value was determined to be $271.8 million.  At December 31, 2010 the difference between GAAP book value and estimated economic book value was determined to be $374.5 million.  This difference is primarily driven by the nature of the assets we have retained in these re-securitization transactions as compared to the nature of underlying securities in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the re-securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader non-Agency RMBS market or with the underlying securities owned by the trusts.  The tables below present the adjustments to GAAP book value that we believe necessary to adequately reflect our calculation of estimated economic book value as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands)
Assets:
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$347,900	$-	$347,900
Subordinated	2,173,005	-	2,173,005
Senior, non-retained	2,176,692	(2,176,692)	-
Agency Mortgage-Backed Securities, at fair value	5,013,760	-	5,013,760
Securitized loans held for investment, net of allowance for loan losses	302,879	-	302,879
Other current assets	74,873	-	74,873
Total assets	$10,089,109	$(2,176,692)	$7,912,417

Repurchase agreements	4,320,487	-	4,320,487
Securitized debt	245,984	-	245,984
Securitized debt, non-retained	1,904,936	(1,904,936)	-
Other liabilities	179,163	-	179,163
Total liabilities	6,650,570	(1,904,936)	4,745,634

Total stockholders' equity	3,438,539	(271,756)	3,166,783
Total liabilities and stockholders' equity	$10,089,109	$(2,176,692)	$7,912,417

Book Value Per Share	$3.35	$(0.27)	$3.08

	December 31, 2010
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:	(dollars in thousands)
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$987,685	$-	$987,685
Subordinated	2,210,858	-	2,210,858
Senior, non-retained	2,330,568	(2,330,568)	-
Agency Mortgage-Backed Securities, at fair value	2,133,584	-	2,133,584
Securitized loans held for investment, net of allowance for loan losses	353,532	-	353,532
Other current assets	57,473	-	57,473
Total assets	$8,073,700	$(2,330,568)	$5,743,132

Repurchase agreements	1,808,797	-	1,808,797
Securitized debt	289,236	-	289,236
Securitized debt, non-retained	1,956,079	(1,956,079)	-
Other liabilities	336,582	-	336,582
Total liabilities	4,390,694	(1,956,079)	2,434,615

Total stockholders' equity	3,683,006	(374,489)	3,308,517
Total liabilities and stockholders' equity	$8,073,700	$(2,330,568)	$5,743,132

Book Value Per Share	$3.59	$(0.36)	$3.23

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

Portfolio Review

At June 30, 2011 our portfolio consisted of $4.7 billion of non-Agency RMBS, $5.0 billion of Agency RMBS, at fair value, and $302.9 million of securitized mortgage loans, at amortized cost. At December 31, 2010, our portfolio consisted of $5.5 billion of non-Agency RMBS, $2.1 billion of Agency RMBS and $353.5 million of securitized mortgage loans.

The following table summarizes certain characteristics of our portfolio at June 30, 2011 and 2010, and December 31, 2010. Asset types under “Portfolio Composition, at principal value” represent the issued trust certificates and not the underlying collateral held by the variable interest entities consolidated pursuant to ASC 810:

	June 30, 2011	June 30, 2010	December 31, 2010

Interest earning assets at period-end *	$10,014,236	$6,595,363	$8,016,227
Interest bearing liabilities at period-end	$6,471,407	$3,801,485	$4,054,112
Leverage at period-end	1.9:1	1.3:1	1.1:1
Leverage at period-end (recourse)	1.3:1	0.5:1	0.5:1
Portfolio Composition, at principal value
Non-Agency RMBS	71.5%	80.5%	83.4%
Senior	0.0%	5.2%	4.0%
Senior, interest only	33.6%	25.9%	35.7%
Subordinated	26.0%	30.2%	29.8%
Subordinated, interest only	1.6%	2.2%	1.8%
Senior, non-retained	10.3%	17.0%	12.1%
Agency RMBS	25.5%	13.4%	12.6%
Securitized loans	3.0%	6.1%	4.0%
Fixed-rate percentage of portfolio	80.4%	72.4%	51.7%
Adjustable-rate percentage of portfolio	19.6%	27.6%	48.3%
Annualized yield on average interest earning assets for the quarter ended**	6.64%	8.47%	8.17%
Annualized cost of funds on average borrowed funds for the quarter ended***	2.44%	2.93%	4.10%

* Excludes cash and cash equivalents.
**	Includes the effect of realized loss on principal write-downs.
***	Includes the effect of interest paid on interest rate hedges.

The following table presents details of each asset class in our portfolio at June 30, 2011.  The principal or notional value represents the interest income earning balance of each class.  The weighted average amortized cost, fair value, coupon, yield, and CPR at period-end are weighted by each investment’s respective principal/notional value in the asset class.  The figure presenting the annualized yield over the current quarter is the annualized interest income earned on the asset class during the quarter, including the effect of principal write-downs, divided by the average of the beginning and ending amortized cost of the asset class.

	June 30, 2011
	Principal or Notional Value at Period-End	Weighted Average Amortized Cost Basis at Period-End	Weighted Average Fair Value at Period-End	Weighted Average Coupon at Period-End	Weighted Average Yield (Loss Adjusted) at Period-End	Annualized Yield Over Current Quarter*	Weighted Average 3 Month CPR at Period- End
Non-Agency Mortgage-Backed Securities
Senior	$6,967	$98.67	$97.03	1.15%	2.59%	1.95%	16%
Senior, interest only	$6,387,919	$6.35	$5.34	1.91%	14.07%	4.12%	17%
Subordinated	$4,938,497	$48.68	$43.32	4.05%	13.61%	18.40%	17%
Subordinated, interest only	$301,619	$9.95	$11.15	2.93%	23.96%	28.36%	14%
Senior, non-retained	$1,948,002	$98.00	$111.74	5.17%	4.58%	5.70%	16%
Agency Mortgage-Backed Securities	$4,849,630	$102.81	$104.41	4.71%	4.34%	4.34%	7%
Securitized loans
Senior	$252,159	$101.19	$101.19	5.47%	5.35%	2.35%	24%
Senior, interest only	$266,092	$0.01	$0.01	0.40%	100.00%	4428.57%	24%
Subordinated	$54,880	$100.54	$100.54	5.16%	-5.04%	16.49%	26%

* Includes the effect of realized loss on principal write-downs.

Our portfolio is primarily comprised of non-Agency RMBS which is subject to risk of loss with regard to principal repayment.  The following table summarizes certain characteristics of our non-Agency portfolio at June 30, 2011 and December 31, 2010.  The information presented in the table below includes senior, non-retained non-Agency RMBS consolidated pursuant to the adoption of ASC 810 on January 1, 2010

	June 30, 2011		December 31, 2010
Number of securities in portfolio		523		581
Weighted average maturity (years)		27.0		27.4
Weighted average amortized loan to value		72.3%		72.5%
Weighted average FICO		717.2		717.3
Weighted average loan balance (in thousands)		$470.1		$447.6
Weighted average percentage owner occupied		84.3%		83.3%
Weighted average percentage single family residence		64.1%		63.1%
Weighted average current credit enhancement		12.7%		16.0%
Weighted average geographic concentration	CA	38.1%	CA	57.8%
	FL	8.7%	FL	13.3%
	NY	5.5%	NY	7.3%
	NJ	2.4%	VA	3.9%
	VA	2.3%	NJ	3.3%

The table below summarizes the credit ratings of our non-Agency RMBS investments at June 30, 2011 and December 31, 2010.  Our investment guidelines place no restrictions on the credit ratings of the assets we may acquire or retain.  In addition, the table below includes AAA rated non-Agency senior securities consolidated pursuant to the adoption of ASC 810, but for which we have no continuing involvement.

	June 30, 2011	December 31, 2010
AAA	14.03%	14.67%
AA	0.67%	5.34%
A	0.48%	0.92%
BBB	0.53%	0.61%
BB	0.01%	0.01%
B	0.00%	0.00%
Below B or not rated	84.28%	78.45%
Total	100.00%	100.00%

 The table above reflects the credit rating of our consolidated non-Agency RMBS portfolio.  At June 30, 2011 approximately 14% of the AAA, AA, and A securities balance reflected in the table above include senior, non-retained, non-Agency RMBS.

Our management team evaluates each investment based on the characteristics of the underlying collateral rather than relying on the ratings assigned to the asset by rating agencies.

Results of Operations for the Quarters and Six Months Ended June 30, 2011 and 2010

For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this report, interest expense includes net interest payments on interest rate swaps, presented as Realized gains (losses) on interest rate swaps in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Interest rate swaps are used to hedge the increase in interest paid on repurchase agreements.  Presenting the contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments.  This presentation depicts the economic value of our investment strategy, by showing actual interest expense and net interest income.  Where indicated, interest expense including interest payments on interest rate swaps, is referred to as economic interest expense.  Where indicated, net interest income including interest payments on interest rate swaps, is referred to as economic net interest income.

Net Income (Loss) Summary

           Our net income for the quarter ended June 30, 2011 was $117.8 million, or $0.11 per share. Our net income was generated primarily by interest income on our portfolio.  Our net income for the quarter ended June 30, 2010 was $124.6 million, or $0.16 per share.  We attribute the decrease in our net income per share for the quarter ended June 30, 2011 as compared to June 30, 2010 to the increase in realized losses on principal write-downs of non-Agency RMBS.

Our net income for the six months ended June 30, 2011 was $281.2 million, or $0.27 per share. Our net income was generated primarily by interest income on our portfolio.  Our net income for the quarter ended June 30, 2010 was $250.2 million, or $0.35 per share.  We attribute the decrease in our net income per share for the six months ended June 30, 2011 as compared to June 30, 2010 to the decrease  in our interest rate spread and an increase in realized losses on principal write-downs of non-Agency RMBS.

The table below presents the net income (loss) summary for the quarters and six months ended June 30, 2011 and 2010.

Net Income (Loss) Summary
(dollars in thousands, except for share and per share data)
(unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Interest Income:
Interest income	$194,235	$133,522	$400,809	$262,506
Interest expense	7,481	6,499	15,483	13,873

Interest income, non-retained	28,428	49,829	49,587	100,690
Interest expense, non-retained	28,312	21,421	55,887	55,251
Net interest income (expense)	186,870	155,431	379,026	294,072
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,926)	(24,746)	(6,131)	(47,433)
Non-credit portion of loss recognized in other comprehensive income (loss)	882	17,853	2,462	37,996
Net other-than-temporary credit impairment losses	(1,044)	(6,893)	(3,669)	(9,437)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(19,500)	(11,237)	(9,669)	(11,237)
Realized gains (losses) on interest rate swaps	(4,297)	(699)	(7,144)	(699)
Gains (losses) on interest rate swaps	(23,797)	(11,936)	(16,813)	(11,936)
Net gains (losses) on interest-only RMBS	(4,442)	-	(4,442)	-
Net gains (losses) on embedded derivatives in interest-only RMBS	(2,234)	-	(2,234)	-
Realized gains (losses) on sales of investments, net	(380)	-	2,364	342
Realized losses on principal write-downs of non-Agency RMBS	(22,040)	(326)	(41,560)	(1,275)
Total other gains (losses)	(52,893)	(12,262)	(62,685)	(12,869)
Net investment income (loss)	132,933	136,276	312,672	271,766
Other expenses:
Management fee	13,152	9,263	25,902	17,377
Provision for loan losses	-	1,024	1,442	1,630
General and administrative expenses	1,820	1,409	3,307	2,569
Total other expenses	14,972	11,696	30,651	21,576
Income (loss) before income taxes	117,961	124,580	282,021	250,190
Income taxes	118	1	816	1
Net income (loss)	$117,843	$124,579	$281,205	$250,189

Net income (loss) per share-basic and diluted	$0.11	$0.16	$0.27	$0.35
Weighted average number of shares outstanding-basic and diluted	1,027,130,496	765,475,340	1,027,096,962	718,185,900
Comprehensive income (loss):
Net income (loss)	$117,843	$124,579	$281,205	$250,189
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(112,067)	(151,524)	(292,219)	90,057
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	1,044	6,893	3,669	9,437
Reclassification adjustment for net realized losses (gains) included in net income (loss)	22,420	326	39,196	933
Other comprehensive income (loss)	(88,603)	(144,305)	(249,354)	100,427
Comprehensive income (loss)	$29,240	$(19,726)	$31,851	$350,616

Net Interest Income and Average Earning Asset Yield

We had average earning assets of $12.1 billion and $8.6 billion for the quarters ended June 30, 2011 and 2010, respectively, and $11.7 billion and $7.9 billion for the six months ended June 30, 2011 and 2010, respectively.  Our interest income was $222.7 million and $183.4 million for the quarters ended June 30, 2011 and 2010, respectively, and $450.4 million and $363.2 million for the six months ended June 30, 2011 and 2010, respectively.  Our increase in interest income resulted from the increase in our interest earning assets which followed our 2010 secondary offerings.  The annualized yield on our portfolio, after giving effect to credit losses, was 6.64% and 8.47% for the quarters ended June 30, 2011 and 2010, respectively, and 7.01% and 9.19% for the six months ended June 30, 2011 and 2010, respectively.  The decrease in the annualized yield is attributed to a decline in weighted average coupon on our portfolio and an increase in the credit losses recorded on non-Agency RMBS.

Our economic net interest income, which equals interest income less interest expense and realized losses on interest rate swaps, totaled $182.6 million and $154.7 million for the quarters ended June 30, 2011 and 2010, respectively, and $371.9 million and $293.4 million for the six months ended June 30, 2011 and 2010, respectively. Our net interest spread, which equals the yield on our average assets for the period less the economic average cost of funds for the period, was 4.20% and 5.54% for the quarters ended June 30, 2011 and 2010, respectively, and 4.45% and 5.50% for the six months ended June 30, 2011 and 2010, respectively.  We attribute the increase in economic net interest income to the increase in the amount of interest earning assets following our 2010 secondary offerings.  We attribute the decrease in net interest spread to the decline in the weighted average yield on the assets in the portfolio, increased debt issue cost amortization, and increased economic interest expense associated with interest rate swaps.

The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets (including the effect of realized losses on principal write-downs), average debt balance, economic interest expense (including the effect of realized losses on interest rate swaps), average cost of funds, economic net interest income, and net interest rate spread for the quarters ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010 and the year ended December 31, 2010.

Economic Net Interest Income
	Average Earning Assets Held (1)	Interest Earned on Assets *	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Average Cost of Funds	Economic Net Interest Income (2)	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)

For the quarter ended June 30, 2011	$12,078,396	$222,661	6.64%	$6,560,926	$40,090	2.44%	$182,571	4.20%
For the quarter ended March 31, 2011	$11,235,639	$227,722	7.41%	$5,688,313	$38,424	2.70%	$189,298	4.71%
For the year ended December 31, 2010	$8,479,109	$755,398	8.91%	$3,793,049	$152,236	4.01%	$603,162	4.90%
For the quarter ended December 31, 2010	$9,311,588	$193,744	8.17%	$3,871,908	$39,649	4.10%	$154,095	4.07%
For the quarter ended September 30, 2010	$8,801,534	$198,461	9.02%	$3,733,893	$42,764	4.58%	$155,697	4.44%
For the quarter ended June 30, 2010	$8,640,373	$183,349	8.47%	$3,906,061	$28,619	2.93%	$154,730	5.54%

(1) Excludes cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps.

Interest Expense and the Cost of Funds

We had average borrowed funds of $6.6 billion and $3.9 billion and total economic interest expense, including the realized losses on interest rate swaps, of $40.1 million and $28.6 million for the quarters ended June 30, 2011 and 2010, respectively.  We had average borrowed funds of $6.1 billion and $3.8 billion and total economic interest expense of $78.5 million and $69.8 million for the six months ended June 30, 2011 and 2010, respectively.  Our annualized cost of funds was 2.44% and 2.93% for the quarters ended June 30, 2011 and 2010, respectively. Our annualized cost of funds was 2.56% and 3.69% for the six months ended June 30, 2011 and 2010.   The increase in economic interest expense for the quarter ended June 30, 2011 when compared to the quarter ended June 30, 2010 is due to the $2.7 billion increase in the average borrowed funds during the period.

The table below shows our average borrowed funds, economic interest expense, average cost of funds (inclusive of realized losses on interest rate swaps), average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the quarters June 30, 2011, March 31, 2011 December 31, 2010, September 30, 2010 and June 30, 2010 and the year ended December 31, 2010.

Average Cost of Funds
	Average Borrowed Funds	Economic Interest Expense (1)	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)

For the quarter ended June 30, 2011	$6,560,926	$40,090	2.44%	0.20%	0.42%	(0.22%)	2.24%	2.02%
For the quarter ended March 31, 2011	$5,688,313	$38,424	2.70%	0.26%	0.46%	(0.20%)	2.44%	2.24%
For the year ended December 31, 2010	$3,793,049	$152,236	4.01%	0.27%	0.52%	(0.25%)	3.74%	3.49%
For the quarter ended December 31, 2010	$3,871,908	$39,649	4.10%	0.26%	0.45%	(0.19%)	3.84%	3.65%
For the quarter ended September 30, 2010	$3,733,893	$42,764	4.58%	0.29%	0.59%	(0.30%)	4.29%	3.99%
For the quarter ended June 30, 2010	$3,906,061	$28,619	2.93%	0.32%	0.63%	(0.31%)	2.61%	2.30%

(1) Includes effect of realized losses on interest rate swaps.

Gains and Losses on Sales of Assets

During the quarter ended June 30, 2011, we sold RMBS with a carrying value of $16.4 million for realized losses of $380 thousand.  We had no sales for the quarter ended June 30, 2010.  During the six months ended June 30, 2011 and 2010, we sold RMBS with a carrying value of $666.2 million and $89.6 million for realized gains of $2.4 million and $342 thousand, respectively.

Secured Debt Financing Transactions

We did not re-securitize RMBS during the quarter and six months ended June 30, 2011.

We sold all of the AAA-rated bonds created in our re-securitizations prior to the quarter ended June 30, 2011, and therefore we did not record non-recourse financing with third party investors related to re-securitizations executed in prior periods.   During the six months ended June 30, 2011, we financed through these transactions $306.6 million of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $311.0 million.

On April 30, 2010, we transferred $566.6 million in principal value of our RMBS to the CSMC 2010-11R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, we financed $138.8 million of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $137.4 million.  We have retained $427.7 million in subordinated bonds and the owner trust certificate.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-11R Trust.

On May 27, 2010, we transferred $1.2 billion in principal value of our RMBS to the CSMC 2010-12R Trust in a re-securitization transaction.  This transaction was recorded as a “secured borrowing” pursuant to ASC Topics 860 and 810.  In this transaction, we financed $294.0 million of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $294.3 million.  We have retained $136.3 million of AAA-rated bonds, $788.2 million in subordinated bonds and the owner trust certificate.  The subordinated bonds and the owner trust certificate provide credit support to the AAA-rated bonds.  The bonds issued by the trust are collateralized by RMBS that were transferred to the CSMC 2010-12R Trust.

In addition, during the quarter ended June 30, 2010, we financed through these transactions $195.0 million of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $197.4 million. In total, we financed through these transactions, including the newly re-securitized assets, $627.9 million of AAA-rated fixed rate bonds for net proceeds of $629.2 million during the quarter ended June 30, 2010.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $13.2 million and $9.3 million for the quarters ended June 30, 2011 and 2010, respectively, and $25.9 million and $17.4 million for the six months ended June 2011 and 2010, respectively.  The management fee is based on our stockholders’ equity and the increase in the management fee for the quarter and six months ended June 30, 2011 as compared to the quarter and six months ended June 30, 2010 resulted from the increased equity due to the completion of secondary offerings of common stock during 2010.

General and administrative (or G&A) expenses, including the provision for loan losses, were $1.8 million and $2.4 million for the quarters ended June 30, 2011 and 2010, respectively, and $4.7 million and $4.2 million for the six months ended June 30, 2011 and 2010, respectively.  G&A expenses decreased due to no additional loan loss provision being recorded.

Total expenses as a percentage of average total assets were 0.59% and 0.72% for the quarters ended June 30, 2011 and 2010, respectively, and 0.68% and 0.75% for the six months ended June 30, 2011 and 2010, respectively.  The decrease in total expenses as a percentage of average total assets is the result of an increase in the asset base due to the completion of secondary offerings of common stock during 2010.

During the quarters ended June 30, 2011 and 2010 we reimbursed FIDAC approximately $170,000 and $148,000, respectively for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations. During the six months ended June 30, 2011 and 2010 we reimbursed FIDAC approximately $316,000 and $148,000 respectively for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 June 30, 2010 and for the year ended December 31, 2010.

Management Fees, Loan Loss Provision and G&A Expenses and Operating Expense Ratios

	Total Management Fee, Loan Loss Provision and G&A Expenses	Total Management Fee, Loan Loss Provision and G&A Expenses/Total Assets	Total Management Fee, Loan Loss Provision and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)

For the quarter ended June 30, 2011	$14,972	0.59%	1.72%
For the quarter ended March 31, 2011	$15,679	0.68%	1.74%
For the year ended December 31, 2010	$49,628	0.78%	1.71%
For the quarter ended December 31, 2010	$14,454	0.76%	1.76%
For the quarter ended September 30, 2010	$13,598	0.77%	1.87%
For the quarter ended June 30, 2010	$11,696	0.72%	1.80%

Net Income (Loss) and Return on Average Equity

Our net income was $117.8 million and $124.6 million for the quarters ended June 30, 2011 and 2010, respectively, and $281.2 million and $250.2 million for the six months ended June 30, 2011 and 2010, respectively.   The table below shows our economic net interest income, gains (losses) on sale of assets, unrealized gains (losses) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010 and the year ended December 31, 2010.  Our return on average equity decreased from 19.14% for the quarter ended June 30, 2010 to 13.50% for the quarter ended June 30, 2011 and from 19.86% for the six months ended June 30, 2010 to 15.79% for the six months ended June 30, 2011 due to the increase in realized losses on principal write-downs, increased G&A expenses and a decrease in the yield on our assets.

Components of Return on Average Equity
	Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales, Credit Losses and OTTI/Average Equity	Realized and unrealized Gains (Losses) on Interest Rate Swaps/Average Equity	Total Expenses/ Average Equity	Income Tax/Average Equity	Return on Average Equity
	(Ratios have been annualized)

For the quarter ended June 30, 2011	21.41%	(2.69%)	(3.49%)	(1.72%)	(0.01%)	13.50%
For the quarter ended March 31, 2011	20.96%	(2.15%)	1.10%	(1.74%)	(0.08%)	18.09%
For the year ended December 31, 2010	20.77%	(0.34%)	(0.34%)	(1.71%)	(0.03%)	18.35%
For the quarter ended December 31, 2010	18.72%	0.22%	1.80%	(1.76%)	0.00%	18.98%
For the quarter ended September 30, 2010	21.42%	(0.19%)	(1.87%)	(1.87%)	(0.10%)	17.39%
For the quarter ended June 30, 2010	23.78%	(1.11%)	(1.73%)	(1.80%)	0.00%	19.14%

* Includes the effect of realized losses on interest rate swaps

Liquidity and Capital Resources

General

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

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing.  The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions.  These provisions will differ for each of our lenders and will not be determined until we engage in a specific repurchase transaction.

We also expect to meet our short term liquidity needs by relying on the cash flows generated by our investments.  These cash flows are primarily comprised of monthly principal and interest payments received on our investments.  We may also sell our investments and utilize those proceeds to meet our short term liquidity needs or enter into non-recourse financing of our assets through sales of securities to third parties of re-securitization transactions that we have completed in prior periods.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements.  However, a decline in the value of our collateral could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell investments, potentially at a loss, or issue debt or additional equity securities in a common stock offering.

To meet our longer term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, and proceeds from equity offerings.  In addition, we may reenter into warehouse facilities, use commercial paper, term financing CDOs, and longer dated structured repurchase agreements.  The use of these sources of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $16.1 million and $236.2 million at June 30, 2011 and 2010, respectively.  Our cash and cash equivalents decreased relative to the June 31, 2010 balance due to the timing of the receipt of proceeds from our secondary offerings of common stock completed on June 28, 2010.

Our operating activities provided net cash of approximately $216.5 million and $152.8 million for the six months ended June 30, 2011 and 2010, respectively.  The cash provided by operating activities increased due to the increase in net interest income earned by the portfolio which resulted from the increase in interest earning assets to $10.0 billion in investments at June 30, 2011 as compared to $6.6 billion at June 30, 2010.  In addition, the effect of the non-cash expense of realized losses on principal write-downs increased from $1.3 million for the six months ending June 30, 2010 as compared to $41.6 million for the six months ended June 30, 2011.

Our investing activities used net cash of $2.3 billion and $693.6 million for the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011 we utilized cash to purchase $3.7 billion in securities which were offset by proceeds from asset sales of $668.5 million and principal repayments of $677.8 million.  During the six months ended June 30, 2010 we utilized cash to purchase $1.5 billion in securities which were offset by proceeds from asset sales that provided $89.9 million and principal repayments of $719.1 million.  The increase in cash used for investing activities is the result of increasing leverage on the Agency RMBS portfolio.

Our financing activities provided net cash of $2.1 billion and $752.8 million for the six months ended June 30, 2011 and 2010, respectively.  The six months ended June 30, 2011 reflected net proceeds on repurchase agreements of $2.5 billion as compared to net cash provided by repurchase agreements of $637.6 million for the six months ended June 30, 2010.  In addition, the six months ended June 30, 2011 reflected net proceeds from securitized debt borrowings of $311.0 million as compared to $1.1 billion for the six months ended June 30, 2010.   In contrast, the six months ended June 30, 2010 reflected $767.7 million in proceeds from the completion secondary offerings of common stock whereby the six months ended June 30, 2011 did not have secondary offerings of common stock.  The increase in cash provided by financing activities is primarily provided by the use of repurchase agreements to finance asset purchases.  Recourse leverage increased to 1.3:1 at June 30, 2011 as compared to 0.5:1 at June 30, 2010 reflective of the increase in financed Agency RMBS.

We expect to continue to finance our activities in a manner that is consistent with our current operations largely via repurchase agreements.  During the six months ended June 30, 2011, we received $677.8 million from principal repayments and used leverage on our Agency RMBS which provided approximately $2.5 billion in cash.  In addition, we may from time to time sell securities as a source of cash to fund new purchases.

At June 30, 2011 and December 31, 2010, the remaining maturities of repurchase agreements for RMBS is presented below.

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Overnight	$338,100	$-
1-30 days	1,752,942	232,265
30 to 59 days	1,541,047	970,394
60 to 89 days	73,411	545,442
90 to 119 days	-	60,696
Greater than or equal to 120 days	614,987	-
Total	$4,320,487	$1,808,797

We collateralize the repurchase agreements we use to finance our operations with RMBS.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which vary from lender to lender.  A haircut is a percentage that is subtracted from the par value of RMBS that collateralizes the financing. The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS values occur.  Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the release of updated factors from the trustees of the trusts which issued the RMBS we own. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers of the mortgages underlying the trusts. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset values. Each counterparty may calculate or manage these margin calls differently. In addition, when financing assets using standard form of Securities Industry and Financial Markets Association Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the asset values in aggregate exceeds their allowable exposure to us.  A decline in asset values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call.

The table below presents our average repurchase balance during the period and repurchase balance at each period end.  Our balance at period end tends to have little fluctuation from the average balances except in periods where we are increasing the size of our portfolio using leverage.  For example,  subsequent to our completion of a secondary offering of common stock during the fourth quarter of 2010 our quarter end repurchase balance increased compared to our average repurchase balance.

Period	Average Repurchase Balance	Repurchase Balance at Quarter End
	(dollars in thousands)
Quarter Ended June 30, 2011	$4,308,787	$4,320,487
Quarter Ended March 31, 2011	3,385,155	3,870,407
Year Ended December 31, 2010	1,525,280	1,808,797
Quarter Ended December 31, 2010	1,575,917	1,808,797
Quarter Ended September 30, 2010	1,272,017	1,568,223
Quarter Ended June 30, 2010	1,415,432	1,337,805

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At June 30, 2011 and December 31, 2010 our total debt was approximately $6.5 billion and $4.1 billion, which represented a debt-to-equity ratio of approximately 1.9:1 and 1.1:1, respectively.  We include repurchase agreements, securitized debt, and securitized debt, non-retained in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the quarter ended June 30, 2011.

On September 24, 2009, we implemented a dividend reinvestment and share purchase plan, or DRSPP.  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, The Bank of New York Mellon. During the six months ended June 30, 2011 we raised $542 thousand by issuing 134,538 shares through the DRSPP. During the six months ended June 30, 2010, we raised $122 thousand by issuing 32,138 shares through the DRSPP.

During the quarter ended June 30, 2011 we declared dividends to common shareholders totaling $133.4 million or $0.13 per share.  During the quarter ended June 30, 2010, we declared dividends to common shareholders totaling $130.4 million or $0.17 per share.

During the six months ended June 30, 2011 we declared dividends to common shareholders totaling $277.1 million or $0.27 per share.  During the six months ended June 30, 2010, we declared dividends to common shareholders totaling $244.2 million or $0.34 per share.

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

There was no preferred stock issued or outstanding as of June 30, 2011 and December 31, 2010.

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

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary market-based fees and charges in return for such services.

Financing Arrangements with Affiliates

In April 2009, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCap Securities, Inc., a wholly owned subsidiary of Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At June 30, 2011 and December 31, 2010 we had no financing under this agreement.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

In March 2008, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At June 30, 2011 and December 31, 2010 we had no financing under this agreement.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

Restricted Stock Grants

 We granted 1,301,000 shares of restricted stock to our Manager’s employees and members of our board of directors during the year ended December 31, 2008.  During the quarters ended June 30, 2011 and 2010, 31,600 and 33,725 shares of restricted stock we had awarded to our Manager’s employees vested and 938 and 2,112 shares were forfeited or cancelled, respectively.  We did not grant any incentive awards during the six months ended June 30, 2011.  At June 30, 2011 and 2010 there were approximately 822,000 and 965,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the six months ended June 30, 2011 and 2010, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $249,000 and $251,000, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2011 and December 31, 2010.

June 30, 2011
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$4,320,487	$-	$-	$-	$4,320,487
Securitized debt	569,620	743,046	338,626	464,972	2,116,264
Interest expense on RMBS repurchase agreements (1)	2,335	-	-	-	2,335
Interest expense on securitized debt (1)	92,360	115,472	80,992	243,000	531,824
Total	$4,984,802	$858,518	$419,618	$707,972	$6,970,910
(1) Interest is based on variable rates in effect as of June 30, 2011.

December 31, 2010
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,808,797	$-	$-	$-	$1,808,797
Securitized debt	634,988	831,305	305,953	417,976	2,190,222
Interest expense on RMBS repurchase agreements (1)	1,223	-	-	-	1,223
Interest expense on securitized debt (1)	86,453	113,635	68,335	171,042	439,465
Total	$2,531,461	$944,940	$374,288	$589,018	$4,439,707
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

Capital Resources

At June 30, 2011 and December 31, 2010, we had no material commitments or capital expenditures.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

	June 30, 2011

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
-75 Basis Points	(9.10%)	4.76%
-50 Basis Points	(7.08%)	3.21%
-25 Basis Points	(5.09%)	1.62%
Base Interest Rate	-	-
+25 Basis Points	0.84%	(1.66%)
+50 Basis Points	1.07%	(3.35%)
+75 Basis Points	1.31%	(5.08%)

Prepayment Risk

As we receive prepayments of principal on these investments, premiums and discounts on such investments will be amortized or accreted against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the investments. Decreases in prepayment rates will generally have the effect of reducing the amortization of premiums and discounts, thereby resulting in an increase and reduction of interest income, respectively.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2011.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	June 30, 2011

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$13,260,421	$1,647,110	$2,282,715	$1,815,519	$19,005,765
Cash equivalents	16,080	-	-	-	16,080
Total rate sensitive assets	13,276,501	1,647,110	2,282,715	1,815,519	19,021,845

Rate sensitive liabilities	2,973,109	861,648	321,195	1,420,480	5,576,432
Interest rate sensitivity gap	$10,303,392	$785,462	$1,961,520	$395,039	$13,445,413

Cumulative rate sensitivity gap	$10,303,392	$11,088,854	$13,050,374	$13,445,413
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	54%	58%	69%	71%

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, "Item 1A. Risk Factors" of our most recent our Annual Report on Form 10-K or subsequent Quarterly Reports on Form 10-Q.  If any of the risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our Annual Report on Form 10-K or subsequent Quarterly Reports on Form 10-Q or those that are presently unforeseen materialize, it could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements.”

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated statement of financial condition at December 31, 2010); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarter ended June 30, 2011.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
August 4, 2011

By:	/s/ A. Alexandra Denahan
A. Alexandra Denahan
Chief Financial Officer (Principal Financial Officer)
August 4, 2011