Form 10-Q
period 2011-09-30
CHIMERA INVESTMENT CORP
filed 2011-11-18
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

COMMISSION FILE NUMBER:  1-33796

CHIMERA INVESTMENT CORPORATION
(Exact name of Registrant as specified in its Charter)

MARYLAND	26-0630461
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 14, 2011
Common Stock, $.01 par value	1,027,276,394

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at September 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated financial statements at December 31, 2010)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	2

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	50

Item 4. Controls and Procedures	55

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 5. Other Information	57

Item 6. Exhibits	59

SIGNATURES	60

CERTIFICATIONS

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	September 30, 2011 (unaudited)	December 31, 2010
Assets:
Cash and cash equivalents	$9,824	$7,173
Non-Agency RMBS, at fair value
Senior ($146.4 million and $484.1 million resulting from consolidation of VIEs)	321,483	987,685
Subordinated ($1.4 billion and $1.5 billion resulting from consolidation of VIEs)	2,074,409	2,210,858
Senior, non-retained (held in consolidated VIEs)	2,013,798	2,330,568
Agency RMBS, at fair value	4,952,721	2,133,584
Securitized loans held for investment (held in consolidated VIEs), net of allowance for loan losses of $7.0 million and $6.6 million, respectively	286,009	353,532
Accrued interest receivable	55,539	49,088
Other assets	422	1,212
Total assets	$9,714,205	$8,073,700

Liabilities:
Repurchase agreements, Agency RMBS ($4.4 billion and $1.7 billion of RMBS pledged as collateral, respectively)	$4,171,190	$1,600,078
Repurchase agreements, non-Agency RMBS ($0.0 and $249.4 million of RMBS pledged as collateral, respectively)	-	208,719
Securitized debt, loans held for investment, issued by consolidated VIEs ($286.0 million and $353.5 million of securitized loans pledged as collateral, respectively)	230,767	289,236
Securitized debt, non-Agency RMBS, issued by consolidated VIEs, non-retained ($3.6 billion and $4.4 billion of RMBS pledged as collateral, respectively)	1,753,228	1,956,079
Payable for investments purchased	-	127,693
Accrued interest payable	11,538	11,641
Dividends payable	133,443	174,445
Accounts payable and other liabilities	1,583	393
Investment management fees payable to affiliate	13,417	12,422
Interest rate swaps, at fair value ($50.4 million and $12.8 million of RMBS pledged as collateral, respectively)	44,970	9,988
Total liabilities	$6,360,136	$4,390,694

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,246,793 and 1,027,034,357 shares issued and outstanding, respectively	$10,264	$10,261
Additional paid-in-capital	3,603,040	3,601,890
Accumulated other comprehensive income (loss)	29,972	321,537
Retained earnings (accumulated deficit)	(289,207)	(250,682)
Total stockholders' equity	$3,354,069	$3,683,006
Total liabilities and stockholders' equity	$9,714,205	$8,073,700

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Interest Income:
Interest income	$177,640	$139,683	$600,576	$401,929
Interest expense	7,217	8,034	22,700	21,907

Interest income, non-retained	35,030	55,088	107,569	169,723
Interest expense, non-retained	25,575	32,237	81,462	87,488
Net interest income (expense)	179,878	154,500	603,983	462,257
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(249,257)	(51,922)	(432,973)	(135,136)
Non-credit portion of loss recognized in other comprehensive income (loss)	208,081	42,112	327,469	84,032
Net other-than-temporary credit impairment losses	(41,176)	(9,810)	(105,504)	(51,104)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(25,312)	(13,583)	(34,981)	(24,820)
Realized gains (losses) on interest rate swaps	(4,500)	(2,493)	(11,644)	(3,192)
Gains (losses) on interest rate swaps	(29,812)	(16,076)	(46,625)	(28,012)
Net gains (losses) on interest-only RMBS	52	-	(4,390)	-
Net gains (losses) on embedded derivatives in interest-only RMBS	(28,175)	-	(30,409)	-
Realized gains (losses) on sales of investments, net	28	2,032	1,342	2,374
Total other gains (losses)	(57,907)	(14,044)	(80,082)	(25,638)
Net investment income (loss)	80,795	130,646	418,397	385,515
Other expenses:
Management fee	13,252	11,318	39,154	28,695
Provision for loan losses	-	482	1,442	2,112
General and administrative expenses	1,830	1,798	5,137	4,367
Total other expenses	15,082	13,598	45,733	35,174
Income (loss) before income taxes	65,713	117,048	372,664	350,341
Income taxes	(171)	752	645	753
Net income (loss)	$65,884	$116,296	$372,019	$349,588

Net income (loss) per share-basic and diluted	$0.06	$0.13	$0.36	$0.45
Weighted average number of shares outstanding-basic and diluted	1,027,195,404	883,147,726	1,027,130,136	773,777,431
Comprehensive income (loss):
Net income (loss)	$65,884	$116,296	$372,019	$349,588
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(58,429)	24,132	(395,727)	100,504
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	41,176	9,810	105,504	51,104
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(28)	(2,032)	(1,342)	(2,374)
Other comprehensive income (loss)	(17,281)	31,910	(291,565)	149,234
Comprehensive income (loss)	$48,603	$148,206	$80,454	$498,822

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2009	$6,693	$2,290,614	$(99,754)	$(70,991)	$2,126,562
Net income (loss)	-	-	-	349,588	349,588
Cumulative effect of change in accounting principle	-	-	-	(88,187)	(88,187)
Other comprehensive income (loss)	-	-	149,234	-	149,234
Proceeds from direct purchase and dividend reinvestment	-	263	-	-	263
Proceeds from common stock offerings	2,128	765,425	-	-	767,553
Restricted stock grants	1	357	-	-	358
Common dividends declared, $0.52 per share	-	-	-	(403,024)	(403,024)
Balance, September 30, 2010	$8,822	$3,056,659	$49,480	$(212,614)	$2,902,347

Balance, December 31, 2010	$10,261	$3,601,890	$321,537	$(250,682)	$3,683,006
Net income (loss)	-	-	-	372,019	372,019
Other comprehensive income (loss)	-	-	(291,565)	-	(291,565)
Proceeds from direct purchase and dividend reinvestment	3	783	-	-	786
Proceeds from common stock offerings	-	7	-	-	7
Restricted stock grants	-	360	-	-	360
Common dividends declared, $0.40 per share	-	-	-	(410,544)	(410,544)
Balance, September 30, 2011	$10,264	$3,603,040	$29,972	$(289,207)	$3,354,069

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows From Operating Activities:
Net income (loss)	$372,019	$349,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums	(212,788)	(197,830)
(Accretion) amortization of debt issue costs of securitized debt, non-retained	6,867	8,892
Unrealized losses (gains) on interest rate swaps	34,981	24,820
Net losses (gains) on interest-only RMBS	4,390	-
Unrealized losses (gains) on embedded derivatives in interest-only RMBS	30,409	-
Realized losses (gains) on sales of investments	(1,342)	(2,374)
Net other-than-temporary credit impairment losses	105,504	51,104
Provision for loan losses	1,442	2,112
Restricted stock grants	360	358
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(6,591)	(14,639)
Decrease (increase) in other assets	790	1,134
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	1,190	338
Increase (decrease) in investment management fees payable to affiliate	995	2,892
Increase (decrease) in accrued interest payable	(103)	7,929
Net cash provided by (used in) operating activities	$338,123	$234,324
Cash Flows From Investing Activities:
Mortgage-Backed Securities portfolio:
Purchases	$(3,664,513)	$(2,299,939)
Sales	670,863	298,284
Principal payments	428,642	562,313
Mortgage-Backed Securities portfolio, non-retained:
Principal payments	520,736	457,983
Securitized loans:
Principal payments	65,347	78,329
Net cash provided by (used in) investing activities	$(1,978,925)	$(903,030)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$12,863,367	$12,780,977
Payments on repurchase agreements	(10,500,974)	(13,188,156)
Net proceeds from common stock offerings	7	767,553
Payments on securitized debt borrowings, loans held for investment	(58,469)	(70,684)
Proceeds from securitized debt borrowings, non-retained	311,012	1,127,873
Payments on securitized debt borrowings, non-retained	(520,730)	(403,449)
Net proceeds from direct purchase and dividend reinvestment	786	263
Common dividends paid	(451,546)	(358,001)
Net cash provided by (used in) financing activities	$1,643,453	$656,376
Net increase (decrease) in cash and cash equivalents	$2,651	$(12,330)
Cash and cash equivalents at beginning of period	7,173	24,279
Cash and cash equivalents at end of period	$9,824	$11,949

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)
(unaudited)

Supplemental disclosure of cash flow information:
Interest paid	$94,813	$104,658
Taxes paid	$-	$753

Non-cash investing activities:
Payable for investments purchased	$-	$279,649
Net change in unrealized gain on available-for sale securities	$(291,565)	$149,234
Non-cash financing activities:
Common dividends declared, not yet paid	$133,443	$158,811

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2011
 (unaudited)

1.   Organization

Chimera Investment Corporation (“Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  In July 2008, the Company formed Chimera Securities Holdings, LLC, a wholly-owned subsidiary.  In June 2009, the Company formed Chimera Asset Holding LLC and Chimera Holding LLC, both wholly-owned subsidiaries.  In January 2010, the Company formed Chimera Special Holding LLC, which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC, a wholly-owned subsidiary.  Chimera Securities Holdings, LLC, Chimera Asset Holding LLC, Chimera Holding LLC, and Chimera Special Holding LLC are qualified REIT subsidiaries.  CIM Trading Company LLC (“CIM Trading”) is a taxable REIT subsidiary (“TRS”). Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.38% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Immaterial Restatements

Beginning with the financial statements for the six month period ending June 30, 2011, the Company reclassified previously presented financial information so that amounts previously presented in the Consolidated Statement of Operations and Comprehensive Income (Loss) as interest expense on swaps are presented in Other gains (losses) as Realized gains (losses) on interest rate swaps.  Financial statements for periods prior to June 30, 2011 have been conformed to the restated presentation.

Beginning with the financial statements for the nine month period ending September 30, 2011, the Company reclassified previously presented financial information so that amounts previously presented in the Consolidated Statement of Cash Flows as Payments on securitized debt borrowings, non-retained in the Cash Flows From Financing Activities section are presented as (Accretion) amortization of debt issue costs of securitized debt, non-retained in the Cash Flows From Operating Activities section.  Financial statements for periods prior to September 30, 2011 have been conformed to the restated presentation.

Subsequent to issuance of the Company’s 2010 consolidated financial statements, the Company determined that the application of ASC 325-40, Investments – Other, Beneficial Interests in Securitized Financial Assets, should be applied rather than ASC 320-10, Investments – Debt and Equity Securities, in evaluating non-Agency RMBS that are not of high credit quality for other-than-temporary impairment (“OTTI”) and related interest income recognition.  The Company considers a non-Agency RMBS to be not of high credit quality when it does not have an actual or implied rating of AA or higher at the time of acquisition.

The difference between the two methodologies lies primarily in the impact of the timing of cash flows on recognition of impairment and determination of yield.

Under ASC 320-10, the determination of whether OTTI has occurred is a three step process allowing management to factor in subjective market-based criteria for measurement uncertainty as the well as management’s intent to sell and ability to hold the investment pending recovery.  The Company classifies its investments as “Available for Sale” and as such, unrealized gains and losses are excluded from earnings and reported in Other Comprehensive Income (“OCI”) until realized.  If it is determined by management’s evaluation of both objective and subjective criteria that the decline in fair value below amortized cost is other than temporary, then an OTTI has occurred.  The amount related to decline in expected future cash flows (credit loss) is recognized in earnings and the balance of the amount is considered related to other factors and recognized in OCI.  The Company revises the yield used to accrete premium and discounts on securities monthly to update for actual prepayments and losses and estimates of future prepayment rates in accordance with ASC 310-20.

Under ASC 325-40, OTTI is taken when the fair value is less than amortized cost or “reference amount” (an unrealized loss position) and there is an adverse change in the cash flows from what was previously expected to be collected.  Determining the change in cash flows involves comparing the present value of the remaining cash flows expected to be collected at the date previously revised against the present value of the cash flows expected to be collected at the current reporting date.  The OTTI is separated into an amount representing the credit loss and the amount related to other factors (the balance of the unrealized loss).  The amount related to the credit loss is recognized in earnings and the amount related to other factors is recognized in OCI.  The previous amortized cost basis less the amount related to the credit loss that is recognized in earnings becomes the new amortized cost or reference amount.  Further under ASC 325-40, for recognition of income, whether it is a favorable or adverse change in cash flows, the accretable yield is recalculated as the excess of the present value of cash flows expected to be collected over the reference amount and applied prospectively.

As discussed above, as a result of this analysis, the Company is making correcting prospective restatements (hereafter referred to as “restatements”) to its historical financial statements for the quarter and nine months ended September 30, 2010 and as of December 31, 2010, and has made a similar evaluation of this issue in the comparative historical periods.  While these restatements will have an impact on the reported GAAP Net Income (Loss) for each historical period under evaluation, the Company does not believe these restatements are material to its historical consolidated financial statements for any reported periods. These restatements have no effect on the Company’s previously reported book value, its net increase (decrease) in cash and cash equivalents as presented in its historical Consolidated Statement of Cash Flows, nor its taxable income which is the basis of the Company’s dividend distributions. See Note 17 for additional detail on the effect of the restatements.

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

Interest income on RMBS is computed on the remaining principal balance of the investment security.  Premium or discount amortization/accretion on Agency RMBS is recognized over the life of the investment using the effective interest method.  Premium or discount amortization/accretion on non-Agency RMBS is recognized in accordance with ASC 325-40 for RMBS rated less than AA as well as non-rated non-Agency RMBS and other subordinate RMBS that are not of high credit quality, and in accordance with ASC 320 for RMBS that are of high credit quality.  The Company considers RMBS with an actual or implied rating of AA or higher at the time of acquisition to be of high credit quality.  For non-Agency RMBS, the Company estimates at the time of purchase expected future cash flows, prepayment speeds, credit losses, loss severity, and loss timing based on the Company’s observation of available market data, its experience, and the collective judgment of its management team to determine the effective interest rate on the RMBS.  The Company periodically reevaluates, and if necessary, makes adjustments to its analysis utilizing internal models and external market research in conjunction with management’s view on performance in the non-Agency RMBS sector.  Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums or discounts which affects interest income.  Changes to assumptions that decrease expected future cash flows may result in OTTI.

The Company evaluates quarterly, or more often if market conditions warrant, each investment in its RMBS portfolio for OTTI.  The amortized cost of each investment in an unrealized loss position is compared to the present value of expected future cash flows of the position.  In estimating future cash flows, the Company evaluates the non-Agency RMBS for OTTI by considering delinquencies, credit losses, loss severities, prepayment speeds, geographic data, borrower characteristics, loan-to-value ratios, seasoning and credit support in conjunction with broader macroeconomic expectations such as home price depreciation, expectations of future delinquencies and loss severities and the ability of the borrower to refinance or modify their loans.  If the Company does not intend to sell and is not more likely than not required to sell the debt security prior to its anticipated recovery, the credit loss, if any, is recognized in earnings, while the balance of impairment related to other factors is recognized in Other Comprehensive Income (Loss).  If the Company intends to sell the debt security, or will be more likely than not required to sell the security before its anticipated recovery, the full unrealized loss is recognized in earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  If the investment is of high credit quality, and the present value of the expected future cash flows is less than its amortized cost, the Company will recognize OTTI in accordance with ASC 320.  Further, in accordance with ASC 325-40, for RMBS that are not of high credit quality, if an adverse change in cash flows expected to be collected has occurred since the initial transaction date (or the last date previously revised), the Company will recognize an OTTI.

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

(f) Allowance for Loan Losses

The Company has established an allowance for loan losses on its securitized loans held for investment portfolio at a level that management believes is adequate based on an evaluation of known and inherent risks related to the securitized loans.  The securitized loan portfolio is comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans that are not guaranteed as to repayment of principal or interest.   The allowance for loan losses is established to provision for the credit risk associated with a borrower’s default on its loan and the potential for recovery at the liquidation of the property in an amount less than the unpaid principal balance of the loan.  The estimate is based on the aggregation of factors including current economic conditions, industry loss experience, the loan originator’s loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, changes in housing appreciation or depreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. Upon purchase of a pool of loans, the Company obtains written representations and warranties from the sellers that the Company will be reimbursed for the value of the loan if the loan fails to meet the agreed upon origination standards.  While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aid in determining the allowance for loan losses.  The Company has created a general provision for probable loan losses estimated as a percentage of the remaining unpaid principal balance on the loans.  Management’s estimate is based on historical experience of similarly underwritten pools in conjunction with current and expected market trends.

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

 (l) Income Taxes

The Company elected to be taxed as a REIT, and therefore it generally will not be subject to corporate, federal, or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  The Company and CIM Trading made a joint election to treat the subsidiary as a TRS.  As such, CIM Trading is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

 The provisions of FASB ASC 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return.  FASB ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements.  The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of September 30, 2011.

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

 (o) Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to the following: all investment securities classified as available-for-sale and interest rate swaps are reported at their estimated fair value; all investment securities are amortized/accreted based on yields that incorporate management’s assumptions as to the expected performance of the investment over time; OTTI requires the Company to estimate expected future cash flows over the expected life of an investment; and the loan loss provision reflects management estimates with regard to expected losses of the securitized loan portfolio.  Actual results could differ from those estimates.

(p) Recent Accounting Pronouncements

Presentation

Comprehensive Income (ASC 220)

In June 2011, FASB released ASU 2011-05, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in OCI.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update will result in additional disclosure, but is expected to have no material effect on the Company’s consolidated financial statements.

Assets

Intangibles – Goodwill and Other (ASC 350)

In September 2011, FASB released ASU 2011-08, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.   The objective of the update is to simplify how entities test goodwill for impairment.  Under this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.   This update if effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company is not eligible to elect early adoption.  This update has no material effect on the Company’s consolidated financial statements.

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

Financial Services – Investment Companies (ASC 946)

In October 2011, FASB issued a proposed ASU 2011-200 which would amend the criteria in ASC 946 for determining whether an entity qualifies as an investment company.  The proposed update would affect the measurement, presentation and disclosure requirements for investment companies.  This proposed update amends the investment company definition in ASC 946 and would remove the current exemption for Real Estate Investment Trusts from this topic.  If the proposed update becomes effective in its current form, it may result in material modification to the presentation of the Company’s consolidated financial statements.  The Company is currently evaluating the possible effect of the proposed update.

3.  Residential Mortgage-Backed Securities

The following tables present the principal value, unamortized premium, unamortized discount, gross unrealized gain, gross unrealized loss, and fair value of the Company’s available-for-sale RMBS portfolio as of September 30, 2011 and December 31, 2010, by asset class.  The RMBS portfolio is composed of Agency and non-Agency RMBS collateralized by residential mortgage loans.  The Agency RMBS are mortgage pass-through certificates, CMOs, and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and is therefore subject to credit risk.  The Company classifies its non-Agency RMBS into senior, subordinated, and senior, non-retained interests.  Senior interests in non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests.  Securities identified as senior, non-retained represent the portion of the Company’s non-Agency RMBS included on the Company’s balance sheet that are economically owned by third parties.  The total fair value of the non-Agency RMBS that are held by the re-securitization trusts that are consolidated pursuant to ASC 810, Consolidation, was $3.6 billion and $4.4 billion at September 30, 2011 and December 31, 2010 respectively.  See Note 8 of these consolidated financial statements for further discussion on consolidation.

September 30, 2011
(dollars in thousands)

		Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
	Senior	$1,282	$385,867	$(40)	$26,294	$(91,920)	$321,483
	Subordinated	4,886,224	71,268	(2,427,201)	109,914	(565,796)	2,074,409
	Senior, non-retained	1,794,023	28,927	(150,540)	341,388	-	2,013,798
Agency RMBS		4,643,099	134,489	(160)	175,458	(165)	4,952,721
Total		$11,324,628	$620,551	$(2,577,941)	$653,054	$(657,881)	$9,362,411

December 31, 2010
(dollars in thousands)

		Principal Value	Unamortized Premium	Unamortized Discount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Non-Agency RMBS
	Senior	$664,251	$427,822	$(9,026)	$31,946	$(127,308)	$987,685
	Subordinated	4,962,829	60,469	(2,793,867)	214,613	(233,186)	2,210,858
	Senior, non-retained	2,008,167	77,264	(159,707)	404,844	-	2,330,568
Agency RMBS		2,035,823	67,133	-	47,718	(17,090)	2,133,584
Total		$9,671,070	$632,688	$(2,962,600)	$699,121	$(377,584)	$7,662,695

Interest-only RMBS included in the table above, represent the right to receive a specified portion of the contractual interest cash flows of the underlying unamortized principal balance of specific securities.  At September 30, 2011, interest-only RMBS accounted for under the fair value option were in an unrealized loss position of $4.4 million and had an amortized cost of $30.5 million.

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(c).

September 30, 2011
(dollars in thousands)

Unrealized Loss Position For:
		Less than 12 Months		12 Months or More		Total
RMBS		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
	Senior	$94,895	$(17,673)	$68,746	$(74,247)	$163,641	$(91,920)
	Subordinated	336,333	(105,777)	1,098,682	(460,019)	1,435,015	(565,796)
Agency		1,548	(165)	-	-	1,548	(165)
Total		$432,776	$(123,615)	$1,167,428	$(534,266)	$1,600,204	$(657,881)

December 31, 2010
(dollars in thousands)

Unrealized Loss Position For:
		Less than 12 Months		12 Months or More		Total
RMBS		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-Agency RMBS
	Senior	$382,969	$(4,814)	$227,610	$(122,494)	$610,579	$(127,308)
	Subordinated	408,087	(13,452)	783,232	(219,734)	1,191,319	(233,186)
Agency		600,464	(17,090)	-	-	600,464	(17,090)
Total		$1,391,520	$(35,356)	$1,010,842	$(342,228)	$2,402,362	$(377,584)

The Company recorded a $41.2 million credit loss during the quarter ended September 30, 2011 on investments where the expected future cash flows of certain non-Agency RMBS were less than their amortized cost basis or, in the case of RMBS not of high credit quality, an adverse change in cash flows expected to be collected had occurred since the initial transaction date (or the last date previously revised).  The Company believes that as of the quarter ended September 30, 2011 that all other securities with an unrealized loss reflect the general market value deterioration of the asset class that has occurred and do not require a credit related impairment as of the evaluation date.

A summary of the OTTI included in earnings for the quarter and nine months ended September 30, 2011 and 2010 is presented below.

	For the Quarter Ended
	September 30, 2011	September 30, 2010
	(dollars in thousands)
Cumulative credit loss beginning balance	$163,757	$65,805
Additions:
Other-than-temporary impairments not previously recognized	10,378	7,578
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	30,798	2,232
Cumulative credit loss ending balance	$204,933	$75,615

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in thousands)
Cumulative credit loss beginning balance	$99,429	$24,511
Additions:
Other-than-temporary impairments not previously recognized	31,722	48,485
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	73,782	2,619
Cumulative credit loss ending balance	$204,933	$75,615

Changes in prepayment assumptions, actual cash flows, and expected future cash flows, among other items, will affect the characteristics of each asset class.   The Company’s investment guidelines place no restrictions on the credit rating of the assets the Company is able to hold in its portfolio.  The portfolio is most heavily weighted to contain RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

	September 30, 2011	December 31, 2010
AAA	10.06%	14.67%
AA	3.25%	5.34%
A	0.79%	0.92%
BBB	3.15%	0.61%
BB	0.00%	0.01%
B	0.00%	0.00%
Below B or not rated	82.75%	78.45%
Total	100.00%	100.00%

The table above reflects the credit rating of the Company’s consolidated non-Agency RMBS portfolio.  At September 30, 2011 approximately 13% of the AAA, AA, and A securities balance reflected in the table above include senior, non-retained, non-Agency RMBS.

The AAA rated assets in the non-Agency RMBS portfolio are predominantly senior non-retained non-Agency RMBS.  As the Company securitizes or re-securitizes assets, it expects the Below B or not rated percentages in the portfolio to increase as the Company typically retains the subordinated tranches of these types of transactions.

Actual maturities of RMBS are generally shorter than stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables summarize the Company’s RMBS at September 30, 2011 and December 31, 2010 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS at September 30, 2011 and December 31, 2010 in the tables below are based on consensus constant prepayment speeds.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

September 30, 2011
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair value
Non-Agency RMBS
Senior	$2,689	$101,014	$217,780	$321,483
Subordinated	9,091	252,830	1,812,488	2,074,409
Senior, non-retained	389,722	1,134,445	489,631	2,013,798
Agency RMBS	-	4,621,100	331,621	4,952,721
Total fair value	$401,502	$6,109,389	$2,851,520	$9,362,411
Amortized cost
Non-Agency RMBS
Senior	$6,045	$117,825	$263,239	$387,109
Subordinated	34,932	292,302	2,203,057	2,530,291
Senior, non-retained	169,674	1,033,844	468,892	1,672,410
Agency RMBS	-	4,450,696	326,732	4,777,428
Total amortized cost	$210,651	$5,894,667	$3,261,920	$9,367,238

December 31, 2010
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years	Total
Fair Value
Non-Agency RMBS
Senior	$26,964	$587,075	$373,646	$987,685
Subordinated	7,941	218,986	1,983,931	2,210,858
Senior, non-retained	200,468	1,889,732	240,368	2,330,568
Agency RMBS	-	1,560,859	572,725	2,133,584
Total fair value	$235,373	$4,256,652	$3,170,670	$7,662,695
Amortized Cost
Non-Agency RMBS
Senior	$27,050	$588,484	$467,513	$1,083,047
Subordinated	13,816	252,520	1,963,095	2,229,431
Senior, non-retained	236,792	1,463,188	225,744	1,925,724
Agency RMBS	-	1,513,644	589,312	2,102,956
Total amortized cost	$277,658	$3,817,836	$3,245,664	$7,341,158

The non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be when the 60+ day delinquency bucket of the pool is greater than 5% and weighted average FICO scores are greater than 650 at origination.  At September 30, 2011, 98% of the non-Agency RMBS were Alt-A collateral.  At December 31, 2010, 99% of the non-Agency RMBS were Alt-A collateral.  The non-Agency securities contained in this portion of the portfolio have the following collateral characteristics at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
Number of securities in portfolio		520		581
Weighted average maturity (years)		26.5		27.4
Weighted average amortized loan to value		72.0%		72.5%
Weighted average FICO		715.8		717.3
Weighted average loan balance (in thousands)		$474.1		$447.6
Weighted average percentage owner occupied		85.2%		83.3%
Weighted average percentage single family residence		64.1%		63.1%
Weighted average current credit enhancement		12.1%		16.0%
Weighted average geographic concentration	CA	38.4%	CA	57.8%
	FL	8.4%	FL	13.3%
	NY	6.3%	NY	7.3%
	NJ	2.4%	VA	3.9%
	VA	2.2%	NJ	3.3%

The information presented in the table above includes senior, non-retained, non-Agency RMBS consolidated pursuant to the adoption of ASC 810 on January 1, 2010 by the Company.

The table below presents origination year for the Company’s portfolio of non-Agency RMBS at September 30, 2011 and December 31, 2010.

Origination Year	September 30, 2011	December 31, 2010
2003	0.8%	0.0%
2004	1.1%	0.1%
2005	13.4%	13.4%
2006	41.0%	27.0%
2007	40.9%	56.1%
2008	2.8%	3.3%
2009	0.0%	0.1%
Total	100.0%	100.0%

During the quarter ended September 30, 2011, the Company sold RMBS with a carrying value of $2.3 million for realized gains of $28 thousand.  During the quarter ended September 30, 2010, the Company sold RMBS with a carrying value of $206.0 million for realized gains of $2.0 million.

During the quarter ended September 30, 2011, the Company did not sell any bonds created in its re-securitization transactions that were executed in prior periods.  During the nine months ended September 30, 2011, the Company financed through re-securitization transactions $306.6 million of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $311.0 million.

During the nine months ended September 30, 2010, the Company transferred $3.5 billion in principal value of its RMBS to the CSMC 2010-1R, CSMC 2010-11R, and CSMC 2010-12R Trusts in re-securitization transactions.  These transactions were recorded as “secured borrowings” pursuant to ASC Topics 860 and 810.  During the nine months ended September 30, 2010, the Company financed through these transactions $1.1 billion of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $1.1 billion.

4.  Securitized Loans Held for Investment

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at September 30, 2011 and December 31, 2010.  At September 30, 2011 approximately 55% of the Company’s securitized loans are adjustable rate mortgage loans and 45% are fixed rate mortgage loans.  All of the adjustable rate loans held for investment are hybrid adjustable rate mortgages (“ARMs”).  Hybrid ARMs are mortgages that have interest rates that are fixed for an initial period (typically three, five, seven or ten years) and thereafter reset at regular intervals subject to interest rate caps.  The periodic cap on all hybrid ARMs in the securitized loan portfolio range from 0.00% to 2.00% as of September 30, 2011 and 0.00% to 3.00% as of December 31, 2010.  The securitized loans held for investment are carried at their principal balance outstanding, plus premiums or discounts, less an allowance for loan losses.

	September 30, 2011	December 31, 2010
	(dollars in thousands)

Securitized loans, at amortized cost	$293,018	$360,118
Less: allowance for loan losses	7,009	6,586
Securitized loans held for investment	$286,009	$353,532

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 56% were originated during 2008 and 43% were originated during 2007 and the remaining 1% of the loans were originated prior to 2007.  A summary of key characteristics of these loans follows.

	September 30, 2011		December 31, 2010
Number of loans		422		513
Weighted average maturity (years)		25.9		26.6
Weighted average original loan to value		74.9%		74.5%
Weighted average FICO		752		755
Weighted average loan balance (in thousands)		$686.3		$694.3
Weighted average percentage owner occupied		91.2%		90.5%
Weighted average percentage single family residence		58.3%		58.2%
Weighted average geographic concentration	CA	35.1%	CA	33.3%
	FL	6.9%	FL	6.7%
	AZ	5.7%	NJ	5.3%
	IL	5.4%	IL	5.3%
	NJ	5.2%	AZ	5.2%

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the quarters and nine months ended September 30, 2011 and 2010.

	For the Quarter Ended
	September 30, 2011	September 30, 2010
	(dollars in thousands)
Balance, beginning of period	$7,484	$5,569
Provision for loan losses	-	482
Charge-offs	(475)	(10)
Balance, end of period	$7,009	$6,041

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Balance, beginning of period	$6,586	$4,551
Provision for loan losses	1,442	2,112
Charge-offs	(1,019)	(622)
Balance, end of period	$7,009	$6,041

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses which is calculated to reflect management’s estimate of possible losses in the securitized loan portfolio at the reporting date.  The Company’s provision for loan losses considers the quality of the collateral, performance of like collateral, and expectations of future market conditions as described more fully in Note 2(f).  The Company’s provision for loan losses is calculated on the outstanding principal balance of the portfolio, 60+ day delinquencies for like collateral and current and expected severities for similarly underwritten loans.  The Company’s allowance for loan losses at September 30, 2011 was $7.0 million, representing 242 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The Company’s allowance for loan losses at December 31, 2010 was $6.6 million, representing 185 basis points of the principal balance of the Company’s securitized mortgage loan portfolio.  The following table summarizes the status of loans greater than 30 days delinquent.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
September 30, 2011	$1,565	$0	$3,208	$417	$7,507	$4,007	$16,704
December 31, 2010	$1,664	$1,554	$9,649	$937	$1,295	$1,120	$16,219

In addition, the following table presents the loans that were modified during the period.  Loans are modified by the servicer as a method of loss mitigation.

	Number of Loans Modified During Period	Pre-Modification Recorded Investment	Post Modification Recorded Invesment
	(dollars in thousands)
September 30, 2011	2	$1,970	$2,162
December 31, 2010	14	11,385	11,975

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

At September 30, 2011 and December 31, 2010, the Company classified its assets and liabilities as Level 2.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued at September 30, 2011 and December 31, 2010 as presented below.

September 30, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$321,483	$-
Subordinated	-	2,074,409	-
Senior, non-retained	-	2,013,798	-
Agency mortgage-backed securities	-	4,952,721	-

Liabilities:
Interest rate swaps	-	44,970	-

December 31, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$987,685	$-
Subordinated	-	2,210,858	-
Senior, non-retained	-	2,330,568	-
Agency mortgage-backed securities	-	2,133,584	-

Liabilities:
Interest rate swaps	-	9,988	-

In the aggregate, the Company’s fair valuations of RMBS investments were 0.69% higher than the aggregated dealer marks for the quarter ended September 30, 2011 and 1.04% higher than the aggregated dealer marks for the quarter ended September 30, 2010.

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

Securitized Debt, Loans Held for Investment and Securitized Debt, Non-Retained

The Company records securitized debt for certificates or notes financed without recourse to the Company in securitization or re-securitization transactions treated as “financings” pursuant to ASC 860.  The Company carries securitized debt at the principal balance outstanding on non-retained notes associated with its securitized loans held for investment plus premiums or discounts recorded with the sale of the notes to third parties.  The premiums or discounts associated with the sale of the notes or certificates are amortized over the life of the instrument.  The Company estimates the fair value of securitized debt by estimating the future cash flows associated with underlying assets collateralizing the secured debt outstanding.  The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

The following table presents the carrying value and estimated fair value, as described above, of the Company’s financial instruments at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Non-Agency RMBS	$4,409,690	$4,409,690	$5,529,111	$5,529,111
Agency RMBS	4,952,721	4,952,721	2,133,584	2,133,584
Securitized loans held for investment	286,009	276,482	353,532	345,410
Repurchase agreements	(4,171,190)	(4,176,507)	(1,808,797)	(1,811,575)
Securitized debt	(230,767)	(242,048)	(289,236)	(303,102)
Securitized debt, non-retained	(1,753,228)	(1,684,847)	(1,956,079)	(1,887,121)
Interest rate swaps	(44,970)	(44,970)	(9,988)	(9,988)

6.  Repurchase Agreements

The Company had outstanding $4.2 billion and $1.8 billion of repurchase agreements with weighted average borrowing rates of 0.30% and 0.45% and weighted average remaining maturities of 70 and 49 days as of September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011 and December 31, 2010, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $4.4 billion and $2.0 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the quarters ended September 30, 2011 and December 31, 2010 were $4.3 billion and $1.6 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At September 30, 2011 and December 31, 2010, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Overnight	$-	$-
1-29 days	1,440,366	232,265
30 to 59 days	1,211,182	970,394
60 to 89 days	203,362	545,442
90 to 119 days	430,443	60,696
Greater than or equal to 120 days	885,837	-
Total	$4,171,190	$1,808,797

At September 30, 2011 and December 31, 2010, the Company did not have an amount at risk greater than 10% of its equity with any counterparty.

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

At September 30, 2011 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $242.0 million.  The debt matures between the years 2023 and 2038.  At September 30, 2011 the debt carried a weighted average cost of financing equal to 5.49%.  At December 31, 2010, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $303.1 million.  The debt matures between the years 2023 and 2038.  At December 31, 2010, the debt carried a weighted average cost of financing equal to 5.52%.

At September 30, 2011 the Company’s securitized debt, non-retained, collateralized by RMBS had a principal balance of $1.8 billion.  The debt matures between the years 2035 and 2047.  At September 30, 2011 the debt carried a weighted average cost of financing equal to 5.10%.  At December 31, 2010, the Company’s securitized debt, non-retained, collateralized by RMBS had a principal balance of $2.0 billion.  The debt matures between the years 2035 and 2047.  At December 31, 2010, the debt carried a weighted average cost of financing equal to 5.17%.

The following table presents the estimated principal repayment schedule of the securitized debt and securitized debt, non-retained held by the Company at September 30, 2011 and December 31, 2010, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses, collateralizing the debt.  All of the securitized debt recorded in the Company’s consolidated statements of financial condition is non-recourse to the Company.

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Within One Year	$526,455	$634,988
One to Three Years	682,984	831,305
Three to Five Years	287,912	305,953
Greater Than or Equal to Five Years	429,544	417,977
Total	$1,926,895	$2,190,223

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

The Company uses securitization trusts or variable interest entities in its securitization and re-securitization transactions.  Prior to January 1, 2010, these variable interest entities met the definition of QSPEs and, as such, were not subject to consolidation.  Effective January 1, 2010, all such variable interest entities were considered for consolidation based on the criteria in ASC 810.

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

VIEs for Which the Company is the Primary Beneficiary

Based on the Company’s consolidation evaluation, the Company consolidated three VIEs on January 1, 2010 that were not previously consolidated and consolidated three VIEs that it created during 2010.  The Company’s retained beneficial interest is typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The effect is the inclusion of an additional $2.0 billion of non-Agency RMBS at fair value no longer retained by the Company and the inclusion in its liabilities of $1.8 billion of non-recourse securitized debt associated with these re-securitizations.

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

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to the consolidated securitization entities as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Assets
Non-Agency RMBS	$3,608,720	$4,357,631
Securitized loans	286,009	353,532
Liabilities
Securitized debt, non-retained	$1,753,228	$1,956,079
Securitized debt, loans held for investment	230,767	289,236

The consolidation of these securitization entities increases both the income and expense recorded in the consolidated statements of operations for the Company as detailed in the table below.

	For the Quarter Ended
	September 30, 2011	September 30, 2010
	(dollars in thousands)
Interest income, non-retained	$35,030	$55,088
Interest income, securitized loans	4,085	6,884
Interest expense, non-retained	25,575	32,237
Interest expense, securized loans	4,068	8,333
Net interest income	$9,472	$21,402

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in thousands)
Interest income, non-retained	$107,569	$169,723
Interest income, securitized loans	12,787	17,958
Interest expense, non-retained	81,462	87,488
Interest expense, securitized loans	13,540	17,896
Net interest income	$25,354	$82,297

A discussion of the significant accounting policies of the Company to record income and expense is included in Note 2 to these consolidated financial statements.  The effect of adopting ASC 810 based on the weighted average shares outstanding had no material effect on the net interest income of the Company for the nine months ended September 30, 2011.

The effect of the consolidation of these securitization entities on the consolidated statements of cash flows for the Company is presented in the table below for the periods presented.

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Proceeds from securitized debt borrowings, non-retained	$311,012	$1,127,873
Payments on securitized debt borrowings, non-retained	(520,730)	(403,449)
Payments on securitized debt borrowings, loans held for investment	(58,469)	(70,684)
(Accretion) amortization of debt issue costs of securitized debt, non-retained	6,867	8,892
Increase (decrease) in accrued interest receivable	3,709	9,388
Increase (decrease) in accrued interest payable	(1,241)	(9,194)
Net cash flows, non-retained	$(258,852)	$662,826

VIEs for Which the Company is Not the Primary Beneficiary

The table below represents the carrying amounts and classification of assets recorded on the Company’s consolidated financial statements related to its variable interests in non-consolidated VIEs, as well as its maximum exposure to loss as a result of its involvement with these VIEs.

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$265	$482	$400	$559
Subordinated	3,029	5,480	5,420	6,485
Agency RMBS	2,020	1,868	2,680	2,530
Total	$5,314	$7,830	$8,500	$9,574

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

9.  Interest Rate Swaps

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  These derivative financial instrument contracts do not qualify as hedges under ASC 815, Derivatives and Hedging.  As of September 30, 2011 and December 31, 2010, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated repurchase agreements.

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010.

	Location on Consolidated Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value	Net Estimated Fair Value of RMBS Pledged as Collateral
(dollars in thousands)

September 30, 2011	Assets	$-	$-	$-
September 30, 2011	Liabilities	$950,000	$(44,970)	$50,415
December 31, 2010	Assets	$-	$-	$-
December 31, 2010	Liabilities	$450,000	$(9,988)	$12,818

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)

For the Quarter Ended:
September 30, 2011	$(4,500)	$(25,312)
September 30, 2010	$(2,493)	$(13,583)

For the Nine Months Ended:
September 30, 2011	$(11,644)	$(34,981)
September 30, 2010	$(3,192)	$(24,820)

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2011 was 2.08% and the weighted average receive rate was 0.23%.  The weighted average pay rate on the Company’s interest rate swaps at September 30, 2010 was 2.59% and the weighted average receive rate was 0.26%. Without netting the market value of the swaps by dealer at September 30, 2011, the gross unrealized loss on interest rate swaps was $45.0 million, with a notional amount of $950.0 million.  Without netting the market value of the swaps by dealer, at September 30, 2010 the gross unrealized loss on interest rate swaps was $24.8 million, with a notional amount of $450.0 million.

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

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the nine months ended September 30, 2011.

On September 24, 2009, the Company implemented a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, The Bank of New York Mellon. During the nine months ended September 30, 2011 the Company raised $786 thousand by issuing 214,000 shares through the DRSPP. During the nine months ended September 30, 2010 the Company raised $263 thousand by issuing 68,000 shares through the DRSPP.

During the quarter ended September 30, 2011 the Company declared dividends to common shareholders totaling $133.4 million, or $0.13 per share.  During the quarter ended September 30, 2010, the Company declared dividends to common shareholders totaling $158.8 million, or $0.18 per share.

During the nine months ended September 30, 2011 the Company declared dividends to common shareholders totaling $410.5 million, or $0.40 per share.  During the nine months ended September 30, 2010, the Company declared dividends to common shareholders totaling $403.0 million, or $0.52 per share.

There was no preferred stock issued or outstanding as of September 30, 2011 and December 31, 2010.

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of September 30, 2011, 511,000 shares have vested and 45,000 shares were forfeited or cancelled.

As of September 30, 2011 there was $14.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date. That cost is expected to be recognized over a weighted-average period of 6.3 years. The total fair value of shares vested, less those forfeited, during the quarter ended September 30, 2011 was $111 thousand, based on the closing price of the stock on the vesting date.

12.  Income Taxes

As long as the Company qualifies as a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status as well.  During the quarter ended September 30, 2011 the Company recorded a reduction of its estimated federal and state income tax expense related to earnings of its TRS in the amount of $171 thousand.  During the quarter ended September 30, 2010, the Company recorded $752 thousand in income tax expense related to federal REIT excise tax due as a result of a shortfall in the Company’s 2009 distributions as compared to the amount required under applicable law.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the quarters ended September 30, 2011 and December 31, 2010, the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income.

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

Management fees accrued and paid to FIDAC for the quarters ended September 30, 2011 and 2010 were $13.3 million and $11.3 million, respectively.  Management fees accrued and paid to FIDAC for the nine months ended September 30, 2011 and 2010 were $39.2 million and $28.7 million, respectively.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarter and nine months ended September 30, 2011 the Company reimbursed FIDAC approximately $166 thousand and $482 thousand for such expenses. During the quarter and nine months ended September 30, 2010, the Company reimbursed FIDAC approximately $177 thousand and $324 thousand for such expenses.

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear its securities trades and RCap receives customary market-based fees and charges in return for such services.  RCap may also provide brokerage services to the Company from time to time.  During the quarter and nine months ended September 30, 2011, fees paid to RCAP were $58 thousand and $113 thousand, respectively.

During the quarters ended September 30, 2011 and September 30, 2010, 32,000 shares and 48,000 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively, as discussed in Note 11.  During the quarter ended September 30, 2011 and September 30, 2010, 226 shares and 17,000 shares of restricted stock issued by the Company to FIDAC’s employees were forfeited, respectively.

During the nine months ended September 30, 2011 and September 30, 2010, 95,000 shares and 114,000 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.  During the nine months ended September 30, 2011 and September 30, 2010, 1,700 shares and 20,000 shares of restricted stock issued by the Company to FIDAC’s employees were forfeited, respectively.

In April 2009, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCap Securities, Inc.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At September 30, 2011 and December 31, 2010, the Company had no financing under this agreement. The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

In March 2008, the Company entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At September 30, 2011 and December 31, 2010, the Company had no financing under this agreement. The Company has been in compliance with all covenants of this agreement since it entered into this agreement.

15.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any unreported contingencies at September 30, 2011.

16.  Subsequent Events

None.

17.  Immaterial Restatements

The Company made correcting restatements to its financial statements as of December 31, 2010 and for the three and nine months ended September 30, 2010 related to the application of ASC 325-40, Investments – Other, Beneficial Interests in Securitized Financial Assets. Additionally, the Company has restated its presentation of interest expense on swaps and amortization of debt issue costs. While these restatements will have an impact on the reported GAAP net income (loss) for each historical period under evaluation, the Company does not believe that these restatements are material to its financial statements as of December 31, 2010 and for the three and nine months ended September 30, 2010. These restatements have no effect on the Company’s previously reported book value, its net increase (decrease) in cash and cash equivalents as presented in our historical Consolidated Statement of Cash Flows, nor its taxable income which is the basis of the Company’s dividend distributions.  For additional information on these restatements, see Note 2(a), Basis of Presentation, in our Consolidated Financial Statements.

The following table sets forth the effects of the adjustments to net income as of and for the three months and nine months ending September 30, 2010.

Increase/Decrease in Net Income (Loss) to Common Shareholders
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter ended September 30, 2010	For the Nine Months ended September 30, 2010

Previously reported Net Income	$126,435	$376,624
Restated Account Adjustments
Interest Income	(722)	(982)
Interest expense	2,493	3,192
Interest Income Non-Retained	(3,002)	10,943
Sub-total Interest Income	(1,231)	13,153
Total other-than-temporary impairment losses	(50,608)	(86,389)
Non-credit portion of loss recognized in OCI	41,676	45,600
Net other-than-temporary impairment losses	(8,932)	(40,789)
Realized gains (losses) on interest rate swaps	(2,493)	(3,192)
Realized losses on principal write-downs of non-Agency RMBS	2,517	3,792
Total Adjustments	(10,139)	(27,036)

Restated Net Income (Loss) to Common Stockholders	$116,296	$349,588

The following table sets forth the effects of the adjustments on affected line items within the Company’s previously reported Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months and nine months ending September 30, 2010.

Consolidated Statement of Operations and Comprehensive Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter ended September 30, 2010		For the Nine Months ended September 30, 2010
	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations:
Interest income	$140,405	$139,683	$402,911	$401,929
Interest income, non-retained	$58,090	$55,088	$158,780	$169,723
Interest Expense	$10,527	$8,034	$25,099	$21,907
Net Interest Income	$155,731	$154,500	$449,104	$462,257
Total other-than-temporary impairment losses	$(1,314)	$(51,922)	$48,747	$(135,136)
Non-credit portion of loss recognized in other comprehensive income	$436	$42,112	$38,432	$84,032
Net other-than-temporary credit impairment losses	$(878)	$(9,810)	$(10,315)	$(51,104)
Realized gains (losses) on interest rate swaps	$-	$(2,493)	$-	$(3,192)
Realized losses on principal write-downs on non-Agency RMBS	$(2,517)	$-	$3,792	$-
Total other gains (losses)	$(14,068)	$(14,044)	$(26,238)	$(25,638)
Net investment income (loss)	$140,785	$130,646	$412,551	$385,515
Net Income (Loss)	$126,435	$116,296	$376,624	$349,588
Net income per share-basic and diluted	$0.14	$0.13	$0.49	$0.45
Comprehensive income:
Net income (loss)	$126,435	$116,296	$376,624	$349,588
Unrealized gain (losses) on securities available-for-sale	$20,408	$24,132	$110,465	$100,504
Reclassification adjustment for net losses included in the net income (loss) for other-than-temporary credit impairment losses	$878	$9,810	$10,315	$51,104
Reclassification adjustment for realized losses (gains) included in net income (loss)	$485	$(2,032)	$1,418	$(2,374)
Other comprehensive income (loss)	$21,771	$31,910	$122,198	$149,234
Comprehensive income (loss)	$148,206	$148,206	$498,822	$498,822

The following table sets forth the effects of the adjustments on affected line items within the Company’s previously reported Consolidated Statement of Financial Condition as of December 31, 2010.

Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	December 31, 2010
	As Previously Reported	Restated
Stockholders Equity:
Accumulated other comprehensive income	$274,651	$321,537
Retained earnings (accumulated deficit)	$(203,796)	$(250,682)

The following table sets forth the effects of the adjustments on affected line items within the Company’s previously reported Consolidated Statements of Changes in Stockholders’ Equity for September 30, 2010 and December 31, 2010.

Consolidated Statements of Changes in Shareholder Equity
(dollars in thousands, except share and per share data)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)		Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated

Balance, December 31, 2009	$(99,754)	$(99,754)	$(70,991)	$(70,991)	$2,126,562	$2,126,562
Net income (loss)	$-	$-	$376,624	$349,588	-	-
Other comprehensive income (loss)	$122,198	$149,234	$-	$-	-	-
Balance, September 30, 2010	$22,444	$49,480	$(185,578)	$(212,614)	$2,902,347	$2,902,347
Balance, December 31, 2010	$274,651	$321,537	$(203,796)	$(250,682)	$3,683,006	$3,683,006

The following table sets forth the effects of the adjustments on affected line items within our previously reported Consolidated Statements of Cash Flows for the nine months ended September 30, 2010, with no effect on the net increase (decrease) in cash and cash equivalents for the period.

Consolidated Statement of Cash Flows
(dollars in thousands, except share and per share data)
(unaudited)

	For the Nine Months Ended September 30, 2010
	As Previously Reported	Restated
Cash Flows From Operating Activities:
Net income (loss)	$376,624	$349,588
(Accretion) amortization of investment discounts/premiums	$(187,869)	$(197,830)
(Accretion) amortization of debt issue costs of securitized debt, non-retained	$-	$8,892
Realized losses on principal write-downs of non-Agency RMBS	$3,792	$-
Net other-than-temporary credit impairment losses	$10,315	$51,104
Net cash provided by operating activities	$225,432	$234,324

Cash Flows From Financing Activities:
Payments on securitized debt borrowings, non-retained	$(394,557)	$(403,449)
Net cash provided by financing activities	$665,268	$656,376

Non-cash investing activities:
Net change in unrealized gain on available-for sale securities	$122,198	$149,234

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;
•	our projected financial and operating results;
•	our ability to maintain existing financing arrangements, obtain future financing arrangements and the terms of such arrangements;
•	general volatility of the securities markets in which we invest;
•	the impact of and changes to various government programs;
•	our expected investments;
•	changes in the value of our investments;
•	interest rate mismatches between our investments and our borrowings used to fund such purchases;
•	changes in interest rates and mortgage prepayment rates;
•	effects of interest rate caps on our adjustable-rate investments;
•	rates of default or decreased recovery rates on our investments;
•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;
•	availability of investment opportunities in real estate-related and other securities;
•	availability of qualified personnel;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our understanding of our competition;
•	market trends in our industry, interest rates, the debt securities markets or the general economy;
•	our ability to maintain our classification as a REIT for federal income tax purposes; and
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940.

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

●   Mortgage servicing rights associated with residential mortgage loans, which reflect the value of the future stream of expected cash flows from the contractual rights to service a given pool of residential mortgage loans.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring non-Agency RMBS and on purchasing residential mortgage loans that have been originated by select high-quality originators, including the retail lending operations of leading commercial banks.  Our investment portfolio is weighted toward non-Agency RMBS.  At September 30, 2011 approximately 71.6% of our investment portfolio’s principal value was non-Agency RMBS, 25.5% of our investment portfolio’s principal value was Agency RMBS, and 2.9% of our investment portfolio’s principal value was secured residential mortgage loans.  At December 31, 2010, approximately 83.4% of our investment portfolio’s principal value was non-Agency RMBS, 12.6% of our investment portfolio’s principal value was Agency RMBS, and 4.0% of our investment portfolio’s principal value was secured residential mortgage loans.  We expect that over the near term our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

Trends

We expect the results of our operations to be affected by various factors, many of which are beyond our control.  Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our assets, and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs, credit impairment losses, and prepayment speeds, which is a measurement of how quickly borrowers pay down the unpaid principal balance on their mortgage loans.

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

Financial Condition

Immaterial Restatements

As discussed in Notes 2 and 17 to the accompanying consolidated financial statements, we are making restatements to certain of our historical consolidated financial statements. We believe these restatements are immaterial, individually or in the aggregate to our financial results for any previous reported period. Management's Discussion and Analysis references to prior periods have been revised for the effects of the restatements.

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

GAAP requires us to fair value and present the assets of these trusts on our consolidated statements of financial condition as if we still owned the underlying securities we transferred to the trusts.  We present the assets related to the consolidated trusts in our consolidated statements of financial position as a component of non-Agency RMBS identified as senior, non-retained, and the liabilities as securitized debt, non-retained.  We have fair valued the underlying securities we transferred to the trusts for the calculation of GAAP book value in accordance with our pricing policy, as described more fully in our critical accounting estimates, and recorded the corresponding liability for the notes or certificates sold to third parties.  Fair value adjustments that are not credit related are recorded in Other Comprehensive Income. Credit related impairments are deemed other-than-temporary and are recorded in earnings.

However, because we are unable to sell the underlying securities we transferred into the trusts as we no longer own those securities, we also present our estimated economic book value.  We believe this measure represents the estimated value of the securities issued by these trusts that we own.  In contrast to GAAP book value, our estimated economic book value considers only the assets we own or are able to dispose of, pledge, or otherwise monetize.  To determine our estimated economic book value, we fair value the notes or certificates issued by the re-securitization trusts that we actually own in accordance with our pricing policy.  Accordingly, our estimated economic book value does not include assets or liabilities for which we have no continuing involvement, specifically the notes or certificates of the re-securitization trusts that were sold to third parties.   We believe this estimate represents the value of the assets that we hold in our portfolio should we decide to sell, pledge, or otherwise dispose of assets as of the measurement date.

At September 30, 2011 the difference between GAAP book value and estimated economic book value was determined to be $260.6 million.  At December 31, 2010 the difference between GAAP book value and estimated economic book value was determined to be $374.5 million.  This difference is primarily driven by the nature of the assets we have retained in these re-securitization transactions as compared to the nature of underlying securities in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the re-securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader non-Agency RMBS market or with the underlying securities owned by the trusts.  The tables below present the adjustments to GAAP book value that we believe necessary to adequately reflect our calculation of estimated economic book value as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands)
Assets:
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$321,483	$-	$321,483
Subordinated	2,074,409	-	2,074,409
Senior, non-retained	2,013,798	(2,013,798)	-
Agency Mortgage-Backed Securities, at fair value	4,952,721	-	4,952,721
Securitized loans held for investment, net of allowance for loan losses	286,009	-	286,009
Other current assets	65,785	-	65,785
Total assets	$9,714,205	$(2,013,798)	$7,700,407

Repurchase agreements	4,171,190	-	4,171,190
Securitized debt	230,767	-	230,767
Securitized debt, non-retained	1,753,228	(1,753,228)	-
Other liabilities	204,951	-	204,951
Total liabilities	6,360,136	(1,753,228)	4,606,908

Total stockholders' equity	3,354,069	(260,570)	3,093,499
Total liabilities and stockholders' equity	$9,714,205	$(2,013,798)	$7,700,407

Book Value Per Share	$3.27	$(0.26)	$3.01

	December 31, 2010
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:	(dollars in thousands)
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$987,685	$-	$987,685
Subordinated	2,210,858	-	2,210,858
Senior, non-retained	2,330,568	(2,330,568)	-
Agency Mortgage-Backed Securities, at fair value	2,133,584	-	2,133,584
Securitized loans held for investment, net of allowance for loan losses	353,532	-	353,532
Other current assets	57,473	-	57,473
Total assets	$8,073,700	$(2,330,568)	$5,743,132

Repurchase agreements	1,808,797	-	1,808,797
Securitized debt	289,236	-	289,236
Securitized debt, non-retained	1,956,079	(1,956,079)	-
Other liabilities	336,582	-	336,582
Total liabilities	4,390,694	(1,956,079)	2,434,615

Total stockholders' equity	3,683,006	(374,489)	3,308,517
Total liabilities and stockholders' equity	$8,073,700	$(2,330,568)	$5,743,132

Book Value Per Share	$3.59	$(0.36)	$3.23

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

Portfolio Review

At September 30, 2011 our portfolio consisted of $4.4 billion of non-Agency RMBS, $5.0 billion of Agency RMBS, at fair value, and $286.0 million of securitized mortgage loans, at amortized cost. At December 31, 2010, our portfolio consisted of $5.5 billion of non-Agency RMBS, $2.1 billion of Agency RMBS and $353.5 million of securitized mortgage loans.

The following table summarizes certain characteristics of our portfolio at September 30, 2011 and 2010, and December 31, 2010. Asset types under “Portfolio Composition, at principal value” represent the issued trust certificates and not the underlying collateral held by the variable interest entities consolidated pursuant to ASC 810:

	September 30, 2011	September 30, 2010	December 31, 2010

Interest earning assets at period-end *	$9,648,420	$7,173,376	$8,016,227
Interest bearing liabilities at period-end	$6,155,185	$3,844,440	$4,054,112
Leverage at period-end	1.8:1	1.3:1	1.1:1
Leverage at period-end (recourse)	1.2:1	0.5:1	0.5:1
Portfolio Composition, at principal value
Non-Agency RMBS	71.6%	82.8%	83.4%
Senior	0.0%	5.7%	4.0%
Senior, interest only	34.0%	32.2%	35.7%
Subordinated	26.3%	29.6%	29.8%
Subordinated, interest only	1.6%	2.0%	1.8%
Senior, non-retained	9.7%	13.3%	12.1%
Agency RMBS	25.5%	12.3%	12.6%
Securitized loans	2.9%	4.9%	4.0%
Fixed-rate percentage of portfolio	80.6%	55.9%	51.7%
Adjustable-rate percentage of portfolio	19.4%	44.1%	48.3%
Annualized yield on average interest earning assets for the quarter ended	7.21%	8.85%	8.23%
Annualized cost of funds on average borrowed funds for the quarter ended**	2.33%	4.58%	4.10%

* Excludes cash and cash equivalents.
**	Includes the effect of realized losses on interest rate swaps.

The following table presents details of each asset class in our portfolio at September 30, 2011.  The principal or notional value represents the interest income earning balance of each class.  The weighted average amortized cost, fair value, coupon, yield, and CPR at period-end are weighted by each investment’s respective principal/notional value in the asset class.  The figure presenting the annualized yield over the current quarter is the annualized interest income earned on the asset class during the quarter, including the effect of principal write-downs, divided by the average of the beginning and ending amortized cost of the asset class.

	September 30, 2011
	Principal or Notional Value at Period-End	Weighted Average Amortized Cost Basis at Period-End	Weighted Average Fair Value at Period-End	Weighted Average Coupon at Period-End	Weighted Average Yield (Loss Adjusted) at Period-End	Annualized Yield Over Current Quarter	Weighted Average 3 Month CPR at Period-End
Non-Agency Mortgage-Backed Securities
Senior	$1,282	$96.91	$91.85	1.00%	2.70%	19.15%	22%
Senior, interest only	$6,323,254	$6.10	$5.07	1.84%	10.61%	-3.69%	16%
Subordinated	$4,886,224	$51.17	$41.91	3.99%	12.56%	20.08%	15%
Subordinated, interest only	$299,578	$9.98	$8.86	2.87%	17.34%	34.80%	16%
Senior, non-retained	$1,794,023	$93.22	$112.25	5.10%	4.85%	7.98%	14%
Agency Mortgage-Backed Securities	$4,728,152	$102.89	$106.67	4.74%	4.15%	4.13%	11%
Securitized loans
Senior	$236,582	$101.18	$101.18	5.46%	5.16%	4.98%	20%
Senior, interest only	$249,964	$0.01	$0.01	0.37%	100.00%	4789.84%	20%
Subordinated	$53,042	$101.09	$101.09	5.08%	4.77%	1.63%	20%

(1) See discussion of Financial Condition on page 35 for a review of GAAP book value.

Results of Operations for the Quarters and Nine Months Ended September 30, 2011 and 2010

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

Net Income (Loss) Summary

Our net income for the quarter ended September 30, 2011 was $65.9 million or $0.06 per share. Our net income was generated primarily by interest income on our portfolio.  Our net income for the quarter ended September 30, 2010 was $116.3 million, or $0.13 per share.  We attribute the decrease in our net income per share for the quarter ended September 30, 2011 as compared to September 30, 2010 to the increase in unrealized losses on interest rates swaps and the increase in net losses on embedded derivatives in our interest-only RMBS holdings.

Our net income for the nine months ended September 30, 2011 was $372.0 million, or $0.36 per share. Our net income was generated primarily by interest income on our portfolio.  Our net income for the nine months ended September 30, 2010 was $349.6 million, or $0.45 per share.  We attribute the decrease in our net income per share for the nine months ended September 30, 2011 as compared to September 30, 2010 to the unrealized loss on embedded derivatives in interest-only RMBS and increased OTTI on non-Agency RMBS.

The table below presents the net income (loss) summary for the quarters and nine months ended September 30, 2011 and 2010.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Interest Income:
Interest income	$177,640	$139,683	$600,576	$401,929
Interest expense	7,217	8,034	22,700	21,907

Interest income, non-retained	35,030	55,088	107,569	169,723
Interest expense, non-retained	25,575	32,237	81,462	87,488
Net interest income (expense)	179,878	154,500	603,983	462,257
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(249,257)	(51,922)	(432,973)	(135,136)
Non-credit portion of loss recognized in other comprehensive income (loss)	208,081	42,112	327,469	84,032
Net other-than-temporary credit impairment losses	(41,176)	(9,810)	(105,504)	(51,104)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(25,312)	(13,583)	(34,981)	(24,820)
Realized gains (losses) on interest rate swaps	(4,500)	(2,493)	(11,644)	(3,192)
Gains (losses) on interest rate swaps	(29,812)	(16,076)	(46,625)	(28,012)
Net gains (losses) on interest-only RMBS	52	-	(4,390)	-
Net gains (losses) on embedded derivatives in interest-only RMBS	(28,175)	-	(30,409)	-
Realized gains (losses) on sales of investments, net	28	2,032	1,342	2,374
Total other gains (losses)	(57,907)	(14,044)	(80,082)	(25,638)
Net investment income (loss)	80,795	130,646	418,397	385,515
Other expenses:
Management fee	13,252	11,318	39,154	28,695
Provision for loan losses	-	482	1,442	2,112
General and administrative expenses	1,830	1,798	5,137	4,367
Total other expenses	15,082	13,598	45,733	35,174
Income (loss) before income taxes	65,713	117,048	372,664	350,341
Income taxes	(171)	752	645	753
Net income (loss)	$65,884	$116,296	$372,019	$349,588

Net income (loss) per share-basic and diluted	$0.06	$0.13	$0.36	$0.45
Weighted average number of shares outstanding-basic and diluted	1,027,195,404	883,147,726	1,027,130,136	773,777,431
Comprehensive income (loss):
Net income (loss)	$65,884	$116,296	$372,019	$349,588
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(58,429)	24,132	(395,727)	100,504
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	41,176	9,810	105,504	51,104
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(28)	(2,032)	(1,342)	(2,374)
Other comprehensive income (loss)	(17,281)	31,910	(291,565)	149,234
Comprehensive income (loss)	$48,603	$148,206	$80,454	$498,822

See notes to consolidated financial statements.

Net Interest Income and Average Earning Asset Yield

We had average earning assets of $11.8 billion and $8.8 billion for the quarters ended September 30, 2011 and 2010, respectively, and $11.7 billion and $8.2 billion for the nine months ended September 30, 2011 and 2010, respectively.  Our interest income was $212.7 million and $194.8 million for the quarters ended September 30, 2011 and 2010, respectively, and $708.1 million and $571.7 million for the nine months ended September 30, 2011 and 2010, respectively. Economic net interest income increased for the quarter and nine months ended September 30, 2011 as compared to the respective periods ended September 30, 2010 due to the increase in average earning assets over the period.  The annualized yield on our portfolio was 7.21% and 8.85% for the quarters ended September 30, 2011 and 2010, respectively, and 8.07% and 9.29% for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in the annualized yield is attributed to a decline in weighted average coupon on our portfolio and a decline in the net accretion of discounts.

Our economic net interest income, which equals interest income less interest expense and realized losses on interest rate swaps, totaled $175.4 million and $152.0 million for the quarters ended September 30, 2011 and 2010, respectively, and $592.3 million and $459.1 million for the nine months ended September 30, 2011 and 2010, respectively. Our net interest spread, which equals the yield on our average assets for the period less the economic average cost of funds for the period, was 4.88% and 4.27% for the quarters ended September 30, 2011 and 2010, respectively, and 5.58% and 5.30% for the nine months ended September 30, 2011 and 2010, respectively.  We attribute the increase in economic net interest income to the increase in the amount of interest earning assets following our 2010 secondary offerings.  We attribute the increase in net interest spread to the increase in discount accretion on our non-Agency RMBS.

The table below shows our average assets held, total interest earned on assets, yield on average interest earning assets (including the effect of realized losses on principal write-downs), average debt balance, economic interest expense (including the effect of realized losses on interest rate swaps), average cost of funds, economic net interest income, and net interest rate spread for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010 and the year ended December 31, 2010.

Economic Net Interest Income
	Average Earning Assets Held (1)	Interest Earned on Assets (1)	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Average Cost of Funds	Economic Net Interest Income (1)(2)	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)

For the quarter ended September 30, 2011	$11,803,044	$212,670	7.21%	$6,390,222	$37,292	2.33%	$175,378	4.88%
For the quarter ended June 30, 2011	$12,078,396	$247,216	8.19%	$6,560,926	$40,090	2.44%	$207,126	5.75%
For the quarter ended March 31, 2011	$11,235,639	$248,246	8.84%	$5,688,313	$38,424	2.70%	$209,822	6.14%
For the year ended December 31, 2010	$8,479,109	$763,180	9.00%	$3,793,049	$152,236	4.01%	$610,944	4.99%
For the quarter ended December 31, 2010	$9,311,588	$191,565	8.23%	$3,871,908	$39,649	4.10%	$151,916	4.13%
For the quarter ended September 30, 2010	$8,801,534	$194,737	8.85%	$3,733,893	$42,764	4.58%	$151,973	4.27%

(1) Excludes cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps.

Economic Interest Expense and the Cost of Funds

We had average borrowed funds of $6.4 billion and $3.7 billion and total economic interest expense, including the realized losses on interest rate swaps, of $37.3 million and $42.8 million for the quarters ended September 30, 2011 and 2010, respectively.  We had average borrowed funds of $6.2 billion and $3.8 billion and total economic interest expense of $115.8 million and $112.6 million for the nine months ended September 30, 2011 and 2010, respectively.  Our annualized cost of funds was 2.33% and 4.58% for the quarters ended September 30, 2011 and 2010, respectively. Our annualized cost of funds was 2.49% and 3.99% for the nine months ended September 30, 2011 and 2010.   We attribute the decrease in the annualized cost of funds to the increase of Agency RMBS versus non-Agency RMBS financed over the period as well in addition to the general decline in the rate charged to finance our assets.

The table below shows our average borrowed funds, economic interest expense, average cost of funds (inclusive of realized losses on interest rate swaps), average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the quarters September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010 and the year ended December 31, 2010.

Average Cost of Funds
	Average Borrowed Funds	Economic Interest Expense (1)	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One- Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR
	(Ratios have been annualized, dollars in thousands)

For the quarter ended September 30, 2011	$6,390,222	$37,292	2.33%	0.21%	0.47%	(0.26%)	2.12%	1.86%
For the quarter ended June 30, 2011	$6,560,926	$40,090	2.44%	0.20%	0.42%	(0.22%)	2.24%	2.02%
For the quarter ended March 31, 2011	$5,688,313	$38,424	2.70%	0.26%	0.46%	(0.20%)	2.44%	2.24%
For the year ended December 31, 2010	$3,793,049	$152,236	4.01%	0.27%	0.52%	(0.25%)	3.74%	3.49%
For the quarter ended December 31, 2010	$3,871,908	$39,649	4.10%	0.26%	0.45%	(0.19%)	3.84%	3.65%
For the quarter ended September 30, 2010	$3,733,893	$42,764	4.58%	0.29%	0.59%	(0.30%)	4.29%	3.99%

(1) Includes effect of realized losses on interest rate swaps.

Gains and Losses on Sales of Assets

During the quarter ended September 30, 2011, we sold RMBS with a carrying value of $2.3 million for realized gains of $28 thousand.  During the quarter ended September 30, 2010 we sold RMBS with a carrying value of $206.0 million for realized gains of $2.0 million.  During the nine months ended September 30, 2011 and 2010, we sold RMBS with a carrying value of $667.4 million and $295.1 million for realized gains of $1.3 million and $2.4 million, respectively.

Secured Debt Financing Transactions

We did not re-securitize RMBS during the quarter and nine months ended September 30, 2011.

We did not sell any bonds created in our re-securitization transactions that were executed in prior periods during the quarter ended September 30, 2011.  During the nine months ended September 30, 2011, we financed through these transactions $306.6 million of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $311.0 million.

During the nine months ended September 30, 2010, we transferred $3.5 billion in principal value of our RMBS to the CSMC 2010-1R, CSMC 2010-11R, and CSMC 2010-12R Trusts in re-securitization transactions.  These transactions were recorded as “secured borrowings” pursuant to ASC Topics 860 and 810.  During the nine months ended September 30, 2010, we financed through these transactions $1.1 billion of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $1.1 billion.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $13.3 million and $11.3 million for the quarters ended September 30, 2011 and 2010, respectively, and $39.2 million and $28.7 million for the nine months ended September 2011 and 2010, respectively.  The management fee is based on our stockholders’ equity and the increase in the management fee for the quarter and nine months ended September 30, 2011 as compared to the quarter and nine months ended September 30, 2010 resulted from the increased equity due to the completion of secondary offerings of common stock during 2010.

General and administrative (or G&A) expenses, including the provision for loan losses, were $1.8 million and $2.3 million for the quarters ended September 30, 2011 and 2010, respectively, and $6.6 million and $6.5 million for the nine months ended September 30, 2011 and 2010, respectively.  G&A expenses decreased due to no additional loan loss provision being recorded.

Total expenses as a percentage of average total assets were 0.61% and 0.77% for the quarters ended September 30, 2011 and 2010, respectively, and 0.69% and 0.79% for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in total expenses as a percentage of average total assets is the result of an increase in the asset base over the period.

During the quarters ended September 30, 2011 and 2010 we reimbursed FIDAC approximately $166 thousand and $177 thousand, respectively for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations. During the nine months ended September 30, 2011 and 2010 we reimbursed FIDAC approximately $482 thousand and $324 thousand respectively for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010 and the year ended December 31, 2010.

Management Fees, Loan Loss Provision and G&A Expenses and Operating Expense Ratios

	Total Management Fee, Loan Loss Provision and G&A Expenses	Total Management Fee, Loan Loss Provision and G&A Expenses/Total Assets	Total Management Fee, Loan Loss Provision and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the quarter ended September 30, 2011	$15,082	0.61%	1.78%
For the quarter ended June 30, 2011	$14,972	0.59%	1.72%
For the quarter ended March 31, 2011	$15,679	0.68%	1.74%
For the year ended December 31, 2010	$49,628	0.78%	1.71%
For the quarter ended December 31, 2010	$14,454	0.76%	1.76%
For the quarter ended September 30, 2010	$13,598	0.77%	1.87%

Net Income (Loss) and Return on Average Equity

Our net income was $65.9 million and $116.3 million for the quarters ended September 30, 2011 and 2010, respectively, and $372.0 million and $349.6 million for the nine months ended September 30, 2011 and 2010, respectively.   The table below shows our economic net interest income, gains (losses) on sale of assets, unrealized gains (losses) on interest rate swaps, total expenses, income tax, each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010 and the year ended December 31, 2010.  Our return on average equity decreased from 16.00% for the quarter ended September 30, 2010 to 7.76% for the quarter ended September 30, 2011 and decreased from 18.54% for the nine months ended September 30, 2010 to 14.10% for the nine months ended September 30, 2011 due to the increase in OTTI losses, increased G&A expenses and a decrease in the yield on our assets.

Components of Return on Average Equity

	Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and unrealized Gains (Losses) on Interest Rate Swaps/Average Equity	Total Expenses/Average Equity	Income Tax/Average Equity	Return on Average Equity
	(Ratios have been annualized)

For the quarter ended September 30, 2011	21.19%	(4.85%)	(6.82%)	(1.78%)	0.02%	7.76%
For the quarter ended June 30, 2011	24.23%	(3.59%)	(3.49%)	(1.72%)	(0.01%)	15.42%
For the quarter ended March 31, 2011	23.55%	(3.50%)	0.77%	(1.74%)	(0.08%)	19.00%
For the year ended December 31, 2010	21.24%	(2.23%)	(0.54%)	(1.71%)	(0.03%)	16.73%
For the quarter ended December 31, 2010	18.78%	(1.93%)	1.48%	(1.76%)	0.00%	16.57%
For the quarter ended September 30, 2010	21.25%	(1.07%)	(2.21%)	(1.87%)	(0.10%)	16.00%

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

Current Period

We held cash and cash equivalents of approximately $9.8 million and $11.9 million at September 30, 2011 and 2010, respectively.

Our operating activities provided net cash of approximately $338.1 million and $234.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The cash provided by operating activities increased due to the increase in net interest income earned by the portfolio which resulted from the increase in interest earning assets to $9.6 billion in investments at September 30, 2011 as compared to $7.2 billion at September 30, 2010.

Our investing activities used net cash of $2.0 billion and net cash $903.0 million for the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011 we utilized cash to purchase $3.7 billion in securities which were offset by proceeds from asset sales of $670.9 million and principal repayments of $1.0 billion.  During the nine months ended September 30, 2010 we utilized cash to purchase $2.3 billion in securities which were offset by proceeds from asset sales that provided $298.3 million and principal repayments of $1.1 billion.  The increase in cash used for investing activities is the result of increasing leverage on the Agency RMBS portfolio.

Our financing activities provided net cash of $1.6 billion and net cash $656.4 million for the nine months ended September 30, 2011 and 2010, respectively.  The nine months ended September 30, 2011 reflected net proceeds on repurchase agreements of $2.4 billion as compared to net payments on repurchase agreements of $407.2 million for the nine months ended September 30, 2010.  In addition, the nine months ended September 30, 2011 reflected net payments on securitized debt borrowings of $209.7 million as compared to proceeds from securitized debt borrowings of $724.4 million for the nine months ended September 30, 2010.   There were no secondary stock offerings in the nine months ended September 30, 2011 and secondary stock offerings provided net proceeds of $767.6 million for the nine months ended September 30, 2010.  The increase in cash provided by financing activities is primarily due to proceeds from repurchase agreements to finance asset purchases.  Recourse leverage increased to 1.2:1 at September 30, 2011 as compared to 0.5:1 at September 30, 2010 reflective of the increase in financed Agency RMBS.

We expect to continue to finance our activities in a manner that is consistent with our current operations largely via repurchase agreements.  During the nine months ended September 30, 2011, we received $1.0 billion from principal repayments and used leverage on our Agency RMBS which provided approximately $2.4 billion in cash.  In addition, we may from time to time sell securities as a source of cash to fund new purchases.

At September 30, 2011 and December 31, 2010, the remaining maturities of repurchase agreements for RMBS is presented below.

	September 30, 2011	December 31, 2010

Overnight	$-	$-
1-29 days	1,440,366	232,265
30 to 59 days	1,211,182	970,394
60 to 89 days	203,362	545,442
90 to 119 days	430,443	60,696
Greater than or equal to 120 days	885,837	-
Total	$4,171,190	$1,808,797

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

Period	Average Repurchase Balance	Repurchase Balance at Quarter End
	(dollars in thousands)
Quarter Ended September 30, 2011	$4,301,251	$4,171,190
Quarter Ended June 30, 2011	4,308,787	4,320,487
Quarter Ended March 31, 2011	3,385,155	3,870,407
Year Ended December 31, 2010	1,525,280	1,808,797
Quarter Ended December 31, 2010	1,575,917	1,808,797
Quarter Ended September 30, 2010	1,272,017	1,568,223

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At September 30, 2011 and December 31, 2010 our total debt was approximately $6.2 billion and $4.1 billion, which represented a debt-to-equity ratio of approximately 1.8:1 and 1.1:1, respectively.  We include repurchase agreements, securitized debt, and securitized debt, non-retained in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the quarter ended September 30, 2011.

On September 24, 2009, we implemented a dividend reinvestment and share purchase plan, or DRSPP.  The DRSPP provides holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, The Bank of New York Mellon. During the nine months ended September 30, 2011 we raised $786 thousand by issuing 214,000 shares through the DRSPP. During the nine months ended September 30, 2010, we raised $263 thousand by issuing 68,000 shares through the DRSPP.

During the quarter ended September 30, 2011 we declared dividends to common shareholders totaling $133.4 million, or $0.13 per share.  During the quarter ended September 30, 2010, we declared dividends to common shareholders totaling $158.8 million, or $0.18 per share.

During the nine months ended September 30, 2011 we declared dividends to common shareholders totaling $410.5 million, or $0.40 per share.  During the nine months ended September 30, 2010, we declared dividends to common shareholders totaling $403.0 million, or $0.52 per share.

There was no preferred stock issued or outstanding as of September 30, 2011 and December 31, 2010.

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

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary market-based fees and charges in return for such services. RCap may also provide brokerage services to us from time to time.

Financing Arrangements with Affiliates

In April 2009, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with RCap Securities, Inc., a wholly owned subsidiary of Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At September 30, 2011 and December 31, 2010 we had no financing under this agreement.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

In March 2008, we entered into a Securities Industry and Financial Markets Association standard preprinted form Master Repurchase Agreement with Annaly.  This standard agreement does not contain any sort of liquidity, net worth or other similar types of positive or negative covenants.  Rather, the agreement contains covenants that require the buyer and seller of securities to deliver collateral or securities, and similar covenants which are customary in master repurchase agreements.  At September 30, 2011 and December 31, 2010 we had no financing under this agreement.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to our Manager’s employees and members of our board of directors during the year ended December 31, 2008.  During the quarters ended September 30, 2011 and 2010, 32,000 and 48,000 shares of restricted stock we had awarded to our Manager’s employees vested and 226 and 17,000 shares were forfeited or cancelled, respectively.  We did not grant any incentive awards during the nine months ended September 30, 2011.  At September 30, 2011 and 2010 there were approximately 790,000 and 917,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the quarter ended September 30, 2011 and 2010, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $112 thousand and $114 thousand, respectively.  For the nine months ended September 30, 2011 and 2010, compensation expense less general and administrative costs associated with the amortization of the fair value of the restricted stock totaled $368 thousand and $365 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2011 and December 31, 2010.

September 30, 2011
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$4,171,190	$-	$-	$-	$4,171,190
Securitized debt	526,455	682,984	287,912	429,544	1,926,895
Interest expense on RMBS repurchase agreements (1)	2,792	-	-	-	2,792
Interest expense on securitized debt (1)	85,051	113,883	72,377	247,648	518,959
Total	$4,785,488	$796,867	$360,289	$677,192	$6,619,836
(1) Interest is based on variable rates in effect as of September 30, 2011.

December 31, 2010
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,808,797	$-	$-	$-	$1,808,797
Securitized debt	634,988	831,305	305,953	417,977	2,190,223
Interest expense on RMBS repurchase agreements (1)	1,223	-	-	-	1,223
Interest expense on securitized debt (1)	86,453	113,635	68,335	171,042	439,465
Total	$2,531,461	$944,940	$374,288	$589,019	$4,439,708
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

Capital Resources

At September 30, 2011 and December 31, 2010, we had no material commitments or capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarter ended September 30, 2011 and the year ended December 31, 2010.  We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended September 30, 2011 and December 31, 2010.  Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of the quarter ended of September 30, 2011 and the year ended December 31, 2010, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become regulated as an investment company, then our use of leverage would be substantially reduced.

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.

Certain of our subsidiaries, including Chimera Asset Holding LLC and certain subsidiaries that we may form in the future, rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) as interpreted by the staff of the Securities and Exchange Commission (or the SEC), requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.

We calculate that as of September 30, 2011 and December 31, 2010, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

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

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown below and such difference might be material and adverse to our stockholders.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

	September 30, 2011
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
-75 Basis Points	(10.75%)	4.88%
-50 Basis Points	(8.36%)	3.23%
-25 Basis Points	(5.99%)	1.60%
Base Interest Rate	-	-
+25 Basis Points	1.02%	(1.58%)
+50 Basis Points	1.33%	(3.14%)
+75 Basis Points	1.65%	(4.68%)

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2011.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$793,939	$2,794,264	$1,715,586	$13,268,311	$18,572,100
Cash equivalents	9,824	-	-	-	9,824
Total rate sensitive assets	803,763	2,794,264	1,715,586	13,268,311	18,581,924

Rate sensitive liabilities	1,960,928	1,782,517	189,973	1,323,842	5,257,260
Interest rate sensitivity gap	$(1,157,165)	$1,011,747	$1,525,613	$11,944,469	$13,324,664

Cumulative rate sensitivity gap	$(1,157,165)	$(145,418)	$1,380,195	$13,324,664
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	-6%	-1%	7%	72%

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

Changes in Internal Controls

(a)
During the third quarter of 2011, we determined that the application of ASC 325-40, Investments – Other, Beneficial Interests in Securitized Financial Assets, should be applied rather than ASC 320-10, Investments – Debt and Equity Securities, in evaluating non-Agency RMBS that are not of high credit quality for other-than-temporary impairment and related interest income recognition.  We consider a non-Agency RMBS to be not of high credit quality when it does not have an actual or implied rating of AA or higher at the time of acquisition.  We evaluated the effect of the change in application of the accounting principle or standard on our consolidated financial statements.  We do not believe the adjustments resulting from this change in application are material to our consolidated financial statements for any reported period.

(b)
In connection with the adjustments, we further evaluated our internal control over financial reporting.  We determined that as of September 30, 2011 the above referenced error in application of accounting standards demonstrated a material weakness in our internal control over financial reporting and our existing disclosure controls and procedures were not effective in preventing or detecting this error.

(c)
In order to remediate the material weakness in our internal control over financial reporting we have engaged an independent registered public accounting firm and accounting research consulting firm with affiliates worldwide (the “SAS 50 Advisor”) to assist us with our application of accounting standards to all aspects of our financial reporting. We have implemented the following changes to internal controls:

●	We have arranged to utilize the SAS 50 Advisor going forward for our accounting standards research support.

●	We have enhanced the internal review procedures over the application of existing and proposed GAAP standards as it applies to our consolidated financial reporting.

Other than the change discussed above, there have been no significant changes in our internal controls over financial reporting as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A – Risk Factors of our most recent Annual Report on Form 10-K or subsequent Quarterly Reports on Form 10-Q.  The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in this report together with those previously disclosed in our Annual Report on Form 10-K or subsequent Quarterly Reports on Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.  The information presented below updates and should be read in conjunction with the risk factors and information previously disclosed in our Annual Report on Form 10-K or subsequent Quarterly Reports on Form 10-Q.

A recent concept release by the Securities and Exchange Commission (the “SEC”) may lead to a loss of Investment Company Act exemption that would adversely affect us.

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become regulated as an investment company, then our use of leverage would be substantially reduced.  Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.

Certain of our subsidiaries, including Chimera Asset Holding LLC and certain subsidiaries that we may form in the future, rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) as interpreted by the staff of the Securities and Exchange Commission (or the SEC), requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  If the SEC determines that any of the securities we currently treat as Qualifying Real Estate Assets are not Qualifying Real Estate Assets or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets.  We may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher yielding mortgage assets.  The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.

Item 5.        OTHER INFORMATION

As discussed in Notes 2 and 17 to the accompanying consolidated financial statements, we made correcting restatements to our financial statements as of and for the three and nine months ended September 30, 2010 related to the application of ASC 320-10, Investments – Debt and Equity Securities and ASC 325-40, Investments – Other, Beneficial Interests in Securitized Financial Assets. We believe that these restatements are immaterial to our financial statements, individually or in the aggregate to our financial results for any previous reported period.  The following table presents the effects of the restatements to net income for the periods set forth below:

Increase/Decrease in Net Income (Loss) to Common Stockholders
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended						For the Six Months Ended		For the Year Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	June 30, 2010	June 30, 2011	December 31, 2010
Previously reported Net Income	125,610	124,579	126,435	156,227	163,362	117,843	250,189	281,205	532,851
Restated Account Adjustments							-	-	-
Interest Income	(608)	348	(722)	583	7,559	14,568	(260)	22,127	(399)
Interest Expense	-	699	2,493	2,596	2,847	-	699	2,847	5,788
Interest Income Non-Retained	13,481	464	(3,002)	(2,762)	12,965	9,987	13,945	22,952	8,181
Net Interest Income	12,873	1,511	(1,231)	417	23,371	24,555	14,384	47,926	13,570
Total other-than-temporary impairment losses	(39,372)	3,591	(50,608)	(30,421)	(64,919)	(112,666)	(35,781)	(177,585)	(116,810)
Non-credit portion of loss recognized in OCI	12,022	(8,098)	41,676	8,969	34,169	82,757	3,924	116,926	54,569
Net other-than-temporary credit impairment losses	(27,350)	(4,507)	(8,932)	(21,452)	(30,750)	(29,909)	(31,857)	(60,659)	(62,241)
Realized gains (losses) on interest rate swaps	-	(699)	(2,493)	(2,596)	(2,847)	-	(699)	(2,847)	(5,788)
Realized gains (losses) on sales of investments, net	-	-	-	188	(1,049)	(1)	-	(1,050)	188
Realized losses on principal write-downs of non-Agency RMBS	949	326	2,517	3,593	19,520	22,040	1,275	41,560	7,385
Total Adjustments	(13,528)	(3,369)	(10,139)	(19,850)	8,245	16,685	(16,897)	24,930	(46,886)
							-	-	-
Restated Net Income (Loss) to Common Stockholders	112,082	121,210	116,296	136,377	171,607	134,528	233,292	306,135	485,965

Consolidated Statement of Operations and Comprehensive Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter ended March 31, 2010		For the Quarter ended June 30, 2010		For the Quarter ended September 30, 2010		For the Quarter ended December 31, 2010		For the Quarter ended March 31, 2011		For the Quarter ended June 30, 2011
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations:
Interest income	$128,984	$128,376	$133,522	$133,870	$140,405	$139,683	$159,967	$160,550	$206,574	$214,133	$194,235	$208,803
Interest expense	$7,374	$7,374	$7,198	$6,499	$10,527	$8,034	$12,076	$9,480	$10,849	$8,002	$7,481	$7,481
Interest income, non-retained	$50,861	$64,342	$49,829	$50,293	$58,090	$55,088	$33,780	$31,018	$21,159	$34,124	$28,428	$38,415
Net Interest Income	$138,641	$151,514	$155,431	$156,243	$155,731	$154,500	$154,098	$154,515	$189,309	$212,680	$186,870	$211,425
Total other-than-temporary impairment losses	$(22,687)	$(62,059)	$(24,746)	$(21,155)	$(1,314)	$(51,922)	$(5,596)	$(36,017)	$(4,205)	$(69,124)	$(1,926)	$(114,592)
Non-credit portion of loss recognized in other comprehensive income	$20,143	$32,165	$17,853	$9,755	$436	$42,112	$3,233	$12,202	$1,580	$35,749	$882	$83,639
Net other-than-temporary credit impairment losses	$(2,544)	$(29,894)	$(6,893)	$(11,400)	$(878)	$(9,810)	$(2,363)	$(23,815)	$(2,625)	$(33,375)	$(1,044)	$(30,953)
Realized gains (losses) on interest rate swaps	$-	$-	$-	$(699)	$-	$(2,493)	$-	$(2,596)	$-	$(2,847)	$-	$(4,297)
Realized losses on principal write-downs on non-Agency RMBS	$(949)	$-	$(326)	$-	$(2,517)	$-	$(3,593)	$-	$(19,520)	$-	$(22,040)	$-
Total other gains (losses)	$(607)	$342	$(12,262)	$(11,936)	$(14,068)	$(14,044)	$18,949	$20,134	$(6,945)	$8,679	$(52,893)	$(30,854)
Net investment income (loss)	$135,490	$121,962	$136,276	$132,907	$140,785	$130,646	$170,684	$150,834	$179,739	$187,984	$132,933	$149,618
Net Income (Loss)	$125,610	$112,082	$124,579	$121,210	$126,435	$116,296	$156,227	$136,377	$163,362	$171,607	$117,843	$134,528
Net income per share-basic and diluted	$0.19	$0.17	$0.16	$0.16	$0.14	$0.13	$0.16	$0.14	$0.16	$0.17	$0.11	$0.13
Comprehensive income:
Net income (loss)	$125,610	$112,082	$124,579	$121,210	$126,435	$116,296	$156,227	$136,377	$163,362	$171,607	$117,843	$134,528
Unrealized gain (losses) on securities available-for-sale	$241,581	$228,708	$(151,524)	$(152,336)	$20,408	$24,132	$253,962	$256,141	$(180,153)	$(200,677)	$(112,066)	$(136,621)
Reclassification adjustment for net losses included in the net income (loss) for other-than-temporary credit impairment losses	$2,544	$29,894	$6,893	$11,400	$878	$9,810	$2,363	$23,815	$2,625	$33,375	$1,044	$30,953
Reclassification adjustment for realized losses (gains) included in net income (loss)	$607	$(342)	$326	$-	$485	$(2,032)	$(4,118)	$(7,899)	$16,776	$(1,695)	$22,420	$381
Other comprehensive income (loss)	$244,732	$258,260	$(144,305)	$(140,936)	$21,771	$31,910	$252,207	$272,057	$(160,752)	$(168,997)	$(88,602)	$(105,287)
Comprehensive income (loss)	$370,342	$370,342	$(19,726)	$(19,726)	$148,206	$148,206	$408,434	$408,434	$2,610	$2,610	$29,241	$29,241

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated statement of financial condition at December 31, 2010); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarter ended September 30, 2011.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

By: /s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
November 18, 2011

By: /s/ A. Alexandra Denahan
A. Alexandra Denahan
Chief Financial Officer (Principal Financial Officer)
November 18, 2011