Form 10-K
period 2011-12-31
CHIMERA INVESTMENT CORP
filed 2013-03-08
CIK 1409493

         SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2011

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

None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   No X

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
 Yes  _                      No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes____  No_X___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  X  Accelerated filer   __   Non-accelerated filer  __  Smaller reporting company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes __   No   X .

At June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,321,709,293 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on December 31, 2012 was 1,027,597,458.

CHIMERA INVESTMENT CORPORATION
2011 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

iii

Explanatory Note

Restatement Overview

In this Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), Chimera Investment Corporation is restating its previously issued (i) consolidated statement of financial condition included in its Annual Report on Form 10-K as of December 31, 2010 and (ii) consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years ending December 31, 2010 and 2009, including the cumulative effect of the restatement on retained earnings (accumulated deficit) as of the earliest period presented (the “Restatement”). We do not plan to file an amended version of any previously filed reports on Forms 10-K or 10-Q in connection with the Restatement.

The Restatement also impacted each of the quarters for the periods beginning with the Company’s inception in November 2007 through the quarter ended September 30, 2011.  The interim periods for the years ended December 31, 2008 and 2007 are not included in this Form 10-K.

In this 2011 Form 10-K, the annual and interim periods from the Company’s inception in 2007 through the quarter ended September 30, 2011 are collectively referred to as the “Restatement Period.”  References to the “Company,” “Chimera,” “we,” “our” and “us” in this 2011 Form 10-K refer to Chimera Investment Corporation together, in each case, with our subsidiaries unless the context suggests otherwise.

The impact of the Restatement is included in this 2011 Form 10-K, and is more specifically described below in this Explanatory Note and in Notes 16 and 17 of the Notes to the Consolidated Financial Statements, “Item 6 – Selected Financial Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All references to prior periods included below in the Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to reflect the effects of the Restatement.

From the Company’s inception in 2007 through the second quarter of 2011, we applied the U.S. generally accepted accounting principles (“GAAP”) guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Subtopic 320-10, Investments – Debt and Equity Securities (“ASC 320-10”), and ASC Subtopic 310-20, Nonrefundable Fees and Other Costs (ASC 310-20) as the basis for recognizing interest income and other-than-temporary impairment (“OTTI”) for our investments in Non-Agency residential mortgage-backed securities (“Non-Agency RMBS”).  We should have also applied the guidance in ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets (“ASC 325-40”) for securities not of high credit quality, and ASC Subtopic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), for certain of our investments in Non-Agency RMBS with deteriorated credit quality.  Specifically, we determined that we had incorrectly recognized interest income and OTTI on certain Non-Agency RMBS since the Company’s inception.  We have determined that these errors were material therefore requiring this Restatement.

The Restatement has no material effect on the Company’s previously reported book value per share, the net increase (decrease) in cash and cash equivalents as presented in our historical Consolidated Statements of Cash Flows, nor any effect on taxable income, which is the basis for the Company’s dividend distributions.

The Company has corrected other errors, some of which had been previously identified or were identified in connection with the Restatement. These items include i) changes in the presentation of interest rate swaps from Interest expense to Realized gains (losses) on interest rate swaps, ii) changes in the presentation of the amortization of debt issue costs in the Consolidated Statements of Cash Flows from payments on securitized debt borrowings, RMBS transferred to consolidated VIEs (financing activities), to Amortization of debt issue costs of securitized debt (operating activities), iii) changes in the fair value of interest-only RMBS have been recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), and iv) an increase in the allowance for loan losses related to securitized loans held for investment. In connection with the Restatement, we also reevaluated the classification of our Non-Agency RMBS securities in the fair value hierarchy as required by ASC 820, Fair Value Measurement.  We have restated the 2010 amounts previously disclosed as Level 2 to Level 3. Additional information regarding the effect of the adjustments in our financial statements are contained in Item 15, Notes 4, Securitized Loans Held for Investment, 5, Fair Value Measurements, and 16, Restatement.

Impact of Restatement

Notes 16 and 17 of the accompanying consolidated financial statements present the impact of the Restatement to our Consolidated Statements of Financial Condition, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows for the annual and quarterly periods affected, each as compared with the amounts presented in the original Annual Reports on Form 10-Q previously filed with the Securities and Exchange Commission (“SEC”).

Internal Control over Financial Reporting and Disclosure Controls and Procedures

In connection with matters related to the Restatement, we have determined that a material weakness existed in our internal control over financial reporting for all periods from inception to December 31, 2011.  As of December 31, 2011, the design and operating effectiveness of controls over the selection, application and review of the implementation of accounting policies were not sufficient to ensure amounts recorded and disclosed were fairly stated in accordance with GAAP.  This material weakness resulted in the Restatement.  In addition, solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2011.  Notwithstanding this material weakness, our management, based upon the substantial work performed during the Restatement process, has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.  For more information see “Part II – Item 9A – Controls and Procedures.”

Special Note Regarding this 2011 Form 10-K

Unless otherwise indicated herein or as may be required by law (including, without limitation, to reflect the effects of the Restatement), the disclosure included in this 2011 Form 10-K is presented as of December 31, 2011.  Accordingly, this 2011 Form 10-K does not reflect all events occurring after December 31, 2011, and we have not undertaken to update each and every item included in this 2011 Form 10-K to reflect such events (except as required by ASC 855, Subsequent Events).  Therefore, this 2011 Form 10-K should be read in conjunction with our filings we have previously made with the Securities and Exchange Commission subsequent to December 31, 2011, and the filings we expect to make following the date of this 2011 Form 10-K (including, without limitation, our Forms 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2012, and our Annual Report on Form 10-K for the year ended December 31, 2012, each of which is currently delinquent).

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

●
our ability to maintain existing financing arrangements, obtain future financing arrangements and the terms of such arrangements, particularly in light of the Restatement and other matters discussed above under “Explanatory Note”;

●	our ability to timely file our periodic reports with the SEC

●	general volatility of the securities markets in which we invest;

●	the impact of and changes to various government programs;

●	our expected investments;

●	changes in the value of our investments;

●	interest rate mismatches between our investments and our borrowings used to fund such purchases;

●	changes in interest rates and mortgage prepayment rates;

●	effects of interest rate caps on our adjustable-rate investments;

●	rates of default or decreased recovery rates on our investments;

●	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

●	availability of investment opportunities in real estate-related and other securities;

●	availability of qualified personnel;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition;

●	market trends in our industry, interest rates, the debt securities markets or the general economy;

●	our ability to maintain our classification as a REIT for federal income tax purposes; and

●	our ability to maintain our exemption from registration under the Investment Company Act of 1940.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this 2011 Form 10-K.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as our Manager or FIDAC.  Our Manager is an investment advisor registered with the SEC.  Additionally, our Manager is a wholly-owned subsidiary of Annaly Capital Management, Inc., or Annaly, a NYSE-listed REIT, which has a long track record of managing investments in U.S. government agency mortgage-backed securities.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by investing in a broad class of financial assets to construct an investment portfolio that is designed to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to maintain our exemption from registration under the Investment Company Act of 1940, or 1940 Act.

Our Manager

We are externally managed and advised by FIDAC, a fixed-income management company, pursuant to a management agreement.  All of our officers are employees of our Manager or one of its affiliates.  We believe our relationship with our Manager enables us to leverage our Manager’s well-respected and established portfolio management resources for each of our targeted asset classes and we utilize our Manager’s infrastructure, including its investment professionals that focus on residential mortgage loans, U.S. government agency residential mortgage-backed securities, or Agency RMBS, that are guaranteed by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, Non-Agency RMBS, commercial mortgage loans, commercial mortgage-backed securities, or CMBS, and other asset-backed securities, or ABS.  Additionally, we utilize our Manager’s finance and administration functions, which address accounting, legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.  Our Manager commenced active investment management operations in 1994.

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

Our targeted asset classes and the principal investments we  have made and may in the future invest follows:

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at December 31, 2011 was weighted toward Non-Agency RMBS.   At December 31, 2011, based on the principal value of our interest earning assets, approximately 75.4% of our investment portfolio was Non-Agency RMBS, 21.1% of our investment portfolio was Agency RMBS, and 3.5% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2010, based on the principal value of our interest earning assets, approximately 79.5% of our investment portfolio was Non-Agency RMBS, 15.5% of our investment portfolio was Agency RMBS, and 5.0% of our investment portfolio was securitized residential mortgage loans. We expect that over the near term, our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

Following our initial public offering we initially engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and purchased and securitized such residential mortgage loans ourselves.  In the past we have also acquired formerly AAA-rated Non-Agency RMBS and immediately re-securitize those securities.  We sold the resulting AAA-rated super senior RMBS and retained the rated or unrated mezzanine RMBS.  More recently we have engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator or another entity, such as an investment bank, would structure the securitization and we would purchase the resulting mezzanine and subordinate Non-Agency RMBS.  Structuring the securitizations in this manner enabled us to only acquire the resulting mezzanine and subordinate Non-Agency RMBS without having to actually acquire the loans underlying the securitizations.  Our investment decisions, however, will depend on prevailing market conditions and our business opportunities at such time and we expect that these will change over time.  As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments.  We may change our investment strategy and policies without a vote of our stockholders.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment.  We will adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time.  We believe that our strategy, combined with FIDAC’s experience, will enable us to pay dividends and achieve capital appreciation throughout changing market cycles.  We expect to take a long-term view of assets and liabilities, and our reported earnings and estimates of the fair value of our investments at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

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

We have elected to be taxed as a REIT and operate our business to be exempt from registration under the 1940 Act, and therefore we are required to invest a substantial majority of our assets in loans secured by mortgages on real estate and real estate-related assets (as defined).  Subject to maintaining our REIT qualification and our 1940 Act exemption, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

Investment Portfolio

The following briefly discusses the principal types of investments that we have made and may in the future make:

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

We invest in investment grade and non-investment grade RMBS.  We evaluate certain credit characteristics of these types of securities, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime caps, weighted-average loan-to-value and weighted-average Fair Isaac Corporation (“FICO”) score.  Qualifying securities are then analyzed using base line expectations of expected prepayments and loss severities, issuers and the current state of the fixed-income market and broader economy in general.  Losses and prepayments are stressed simultaneously based on a credit risk-based model.  Securities in this portfolio are monitored for variance from expected prepayments, severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments.

We may invest in net interest margin securities, or NIMs, which are notes that are payable from and secured by excess cash flow that is generated by RMBS or home equity line of credit-backed securities, or HELOCs, after paying the debt service, expenses and fees on such securities.  The excess cash flow represents all or a portion of a residual that is generally retained by the originator of the RMBS or HELOCs.  The residual is illiquid, and thus the originator will monetize the position by securitizing the residual and issuing a NIM, usually in the form of a note that is backed by the excess cash flow generated in the underlying securitization.

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

Residential Mortgage Loans

We have invested in and may in the future invest in residential mortgage loans (mortgage loans secured by residential real property) primarily through direct purchases from selected mortgage originators.  We may enter into additional mortgage loan purchase agreements with a number of primary mortgage loan originators, including mortgage bankers, commercial banks, savings and loan associations, home builders, credit unions and mortgage conduits.  We may also purchase mortgage loans on the secondary market.  We expect these loans to be secured primarily by residential properties in the United States.

The residential mortgage loans in which we have previously invested were primarily underwritten to our specifications.  The originators performed the credit review of the borrowers, the appraisal of the properties securing the loan, and maintained other quality control procedures.  We generally considered the purchase of loans when the originators have verified the borrowers’ income and assets, verified their credit history and obtained appraisals of the properties.  We or a third party performed an independent underwriting review of the processing, underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan.  Depending on the size of the loans, we may not have reviewed all of the loans in a pool, but rather selected loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk.  Additionally, before the purchase of loans, we obtained representations and warranties from each originator stating that each loan was underwritten to our requirements or, in the event underwriting exceptions have been made, we were informed so that we may evaluate whether to accept or reject the loans.  An originator who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us.  As added security, we used the services of a third-party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping.  As a result, all of the original loan collateral documents that are signed by the borrower, other than the original credit verification documents, were examined, verified and held by the third-party document custodian.

We may originate mortgage loans or provide other types of financing to the owners of real estate.  We currently do not intend to establish a loan servicing platform, but expect to retain highly-rated servicers to service any mortgage loan portfolio we acquire.  We have previously purchased certain residential mortgage loans on a servicing-retained basis.  In the future, however, we may decide to originate mortgage loans or other types of financing, and we may elect to service mortgage loans and other types of assets.

We expect that all servicers servicing any loans we acquire will be highly rated by the rating agencies.  We also conduct a due diligence review of each servicer before executing a servicing agreement.  Servicing procedures would typically follow Fannie Mae guidelines but will be specified in each servicing agreement.  All servicing agreements will meet standards for inclusion in highly rated mortgage-backed or asset-backed securitizations.

We expect that any loans we acquire will be first lien, single-family residential traditional fixed-rate, adjustable-rate and hybrid adjustable-rate loans with original terms to maturity of not more than 40 years and are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter.  Fixed-rate mortgage loans bear an interest rate that is fixed for the life of the loan.  All adjustable-rate and hybrid adjustable-rate residential mortgage loans will bear an interest rate tied to an interest rate index.  Most loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date.  The interest rate on each adjustable-rate mortgage loan resets monthly, semi-annually or annually and generally adjusts to a margin over a U.S. Treasury index or London Interbank Offer Rate, or LIBOR, index.  Hybrid adjustable-rate loans have a fixed rate for an initial period, generally three to ten years, and then convert to adjustable-rate loans for their remaining term to maturity.

We have in the past and may in the future acquire residential mortgage loans for our portfolio with the intention of either securitizing them and retaining them in our portfolio as securitized mortgage loans, or holding them in our residential mortgage loan portfolio.  To facilitate the securitization or financing of our loans, we would generally create subordinate certificates, which provide a specified amount of credit enhancement.  We would issue securities through securities underwriters and either retain these securities or finance them in the repurchase agreement market.  There is no limit on the amount we may retain of these below-investment-grade subordinate certificates.  Until we securitize our residential mortgage loans, we expect to finance our residential mortgage loan portfolio through the use of warehouse facilities and repurchase agreements.

As a result of the Restatement and our failure to have timely financial statements we withdrew our licenses in various jurisdictions to avoid not being in good standing under such licenses. The failure to maintain licenses or our good standing in various jurisdictions, as a result of the Restatement or otherwise, may require us to cease certain business strategies or modify the way in which we execute such strategies.  For example, without the state licenses necessary to purchase residential mortgage loans, it was necessary for us to structure securitization transactions in a different manner than we may otherwise have chosen to do.  This may, among other things, cause us to be unable to execute aspects of our business which may have otherwise been profitable, or we may incur additional costs related to such business operations that we otherwise would not have.  These conditions may have a material adverse effect on our business, financial condition and results of operations.

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

We also may invest in consumer ABS.  These securities are generally securities for which the underlying collateral consists of assets such as home equity loans, credit card receivables and auto loans.  We also may invest in non-consumer ABS.  These securities are generally secured by loans to businesses and consist of assets such as equipment loans, truck loans and agricultural equipment loans.  Issuers of consumer and non-consumer ABS generally are special purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders.  We may purchase RMBS and ABS which are denominated in foreign currencies or are collateralized by non-U.S. assets.

Investment Guidelines

We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition.  Our Manager’s Investment Committee periodically reviews our compliance with the investment guidelines.  Our board also reviews our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at each regularly scheduled board of directors meeting.

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2011, our ratio of debt-to-equity was 1.5:1.  For purposes of calculating this ratio, our equity is equal to the total stockholders’ equity on our consolidated statements of financial condition, and our debt consists of repurchase agreements and securitized debt.   As part of our borrowing, we have entered into a RMBS repurchase agreement with RCap Securities, Inc. (“RCap”), which is a wholly-owned subsidiary of Annaly.  As of December 31, 2011, Annaly owns approximately 4.38% of our outstanding shares of common stock.  As of December 31, 2011 and 2010, we had no financing under our agreement with RCap.

Subject to our maintaining our qualification as a REIT, we may use a number of sources to finance our investments, including the following:

●
Repurchase Agreements.  We have financed certain of our assets through the use of repurchase agreements.  We anticipate that repurchase agreements will be one of the sources we will use to achieve our desired amount of leverage for our residential real estate assets.  We maintain formal relationships with multiple counterparties to obtain financing on favorable terms.

●
Warehouse Facilities.  We have utilized and may in the future utilize credit facilities for capital needed to fund our assets.  We intend to maintain formal relationships with multiple counterparties to maintain warehouse lines on favorable terms.

●
Securitization.  We have acquired and may in the future acquire residential mortgage loans for our portfolio with the intention of securitizing them and retaining a portion of the securitized mortgage loans in our portfolio.  To facilitate the securitization or financing of our loans, we generally create subordinate certificates, providing a specified amount of credit enhancement, which we intend to retain in our portfolio.

●
Re-REMICs. We have acquired and may in the future acquire Non-Agency RMBS for our portfolio with the intention of re-securitizing them and retaining a portion of the re-securitized Non-Agency RMBS in our portfolio, typically the subordinate certificates.  To facilitate the re-securitization, we transfer Non-Agency RMBS to a special purpose entity that has been formed as a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency RMBS.

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

We may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.  The federal income tax rules applicable to REITs may require us to implement certain of these techniques through a TRS that is fully subject to corporate income taxation.  Our interest rate management techniques may include:

●	puts and calls on securities or indices of securities;

●	Eurodollar futures contracts and options on such contracts;

●	interest rate caps, swaps and swaptions;

●	U.S. Treasury securities and options on U.S. Treasury securities; and

●	other similar transactions.

We may attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed-rate assets are financed with fixed-rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies.  This will allow us to minimize the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

Compliance with REIT and Investment Company Requirements

We monitor our investment securities and the income from these securities and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exempt status under the 1940 Act.

Employees

We are externally managed and advised by our Manager pursuant to a management agreement as discussed below.  We have no employees.  All our named executive officers are employees of our Manager or one of its affiliates.  Our Manager is not obligated to dedicate certain of its employees exclusively to us, nor is it or its employees obligated to dedicate any specific portion of its time to our business.  Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

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

From our initial public offering through November 28, 2012, we paid our Manager a management fee quarterly in arrears in an amount equal to 1.50% per annum, calculated quarterly, of our stockholders’ equity.

For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of such quarter  (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, and less any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income, or OCI, or loss, or in net income).  This amount is adjusted to exclude one-time events pursuant to changes in GAAP, and certain non-cash charges after discussions between our Manager and our independent directors and approved by a majority of our independent directors.  The management fee will be reduced, but not below zero, by our proportionate share of any CDO base management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs.  The management fee is payable independent of the performance of our investment portfolio.

The independent members of the Board of Directors have agreed with our Manager to reduce the management fee to 0.75% from 1.50% per annum. The reduction is effective as of November 28, 2012, and will remain in effect until we are current on all of our filings required under the Securities Exchange Act of 1934.

March 2013 Amendment to Management Agreement

In an amendment to the management agreement that was entered into in March 2013, we and our Manager formalized and memorialized the agreement to reduce the management fee payable to our Manager to 0.75% from 1.50% per annum effective as of November 28, 2012 until we are current on all of our filings required under the Securities Exchange Act of 1934.

In addition to the fee reduction in the amendment to the management agreement that was entered into in March 2013, our Manager agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency residential mortgage-backed securities portfolio (the “Evaluation”); (2) restate our financial statements for the period covered by the Restatement Period (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees for the year ended December 31, 2011), outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

In the amendment to the management agreement that was entered into in March 2013, our Manager also agreed to remove the criteria by which the Independent Directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement such that termination may now occur in the sole discretion of the Independent Directors or holders of a majority of the outstanding share of common stock (other than those held by Annaly or its affiliates) and for any or no reason.

In the amendment to the management agreement, our Manager has also agreed that we may terminate the management agreement pursuant to its terms without the payment of any termination fee.

The amendment to the management agreement also changes the definition of what events constitute “cause” for which we may terminate the management agreement and the notice period required for any such termination to provide us the right to terminate the management agreement effective immediately if (i) the Manager engages in any act of fraud, misappropriation of funds, or embezzlement against us, (ii) there is an event of any gross negligence on the part of the Manager in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to the Manager’s bankruptcy or insolvency, (iv) there is a dissolution of the Manager, or (v) the Manager is convicted of (including a plea of nolo contendere) a felony.

Fees Paid Under the Management Agreement

For the years ended December 31, 2011, 2010 and 2009, our Manager earned management fees of $52.0 million, $40.9 million and $25.7 million, respectively and received expense reimbursement of $625 thousand, $465 thousand and $0, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

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

Distributions

To maintain our qualification as a REIT, we must distribute substantially all of our taxable income to our stockholders for each year (subject to certain adjustments).  We have declared and paid regular quarterly dividends in the past and intend to do so in the future.  The Board of Directors determined that there will be a regular quarterly dividend of $0.09 per share for each of the first quarter and second quarter of 2013. The Board of Directors will review this program after the conclusion of the second quarter of 2013.

Available Information

Our investor relations website is www.chimerareit.com.  We make available on the website under "Investor Relations/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors

If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and stockholders may lose some or all of their investment.

You should carefully consider the following factors, together with all the other information included in this 2011 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.  In addition, as discussed above under the caption “Explanatory Note – Special Note Regarding this 2011 Form 10-K,” you should read this 2011 Form 10-K, including the risk factors below, in conjunction with our filings we have previously made with the Securities and Exchange Commission subsequent to December 31, 2011, and the filings we expect to make following the date of this 2011 Form 10-K (including, without limitation, our Forms 10-Q for the quarterly  periods ended March 31, June 30 and September 30, 2012, and our Annual Report on Form 10-K for the year ended December 31, 2012, each of which is currently delinquent).

Risks Associated With the Restatement and Related Matters

Our failure to prepare and file timely our periodic reports with the SEC limits us from accessing the public markets to raise debt or equity capital.

We did not file this 2011 Form 10-K within the time frame required by the SEC, and we have not yet filed our Forms 10-Q for the first, second and third quarters of 2012 and our Form 10-K for the year ended December 31, 2012.  Because we are not current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital.  Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.  As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we are not eligible to use our current shelf registration statement on Form S-3 (or file a new Form S-3 registration statement) to conduct public offerings until filings with the SEC have been timely made for a full year.  Our ineligibility to use Form S-3 during this time period will have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective.

Our failure to be current in our reporting requirements with the SEC may diminish our ability to enter into borrowing arrangements with counterparties who do not have transparency into our financial performance.

We currently finance only that portion of our portfolio that is Agency RMBS.  To date, we have not had any counterparties to our repurchase agreement borrowing arrangements terminate any relationships as a result of our failure to be current in our reporting requirements with the SEC.  However, during the fourth quarter of 2011 we proactively reduced the amount of borrowings under our master repurchase agreements with respect to Agency RMBS to ensure that we are able to meet any margin calls or reduce our borrowing amounts as required by our counterparties and have kept our borrowings at these reduced levels.

Our failure to timely file the financial statements included in our delinquent SEC reports has caused us to modify some of our business strategies and withdraw from certain state licenses.

In order to engage in some business strategies, we are required to maintain licenses in certain jurisdictions.  As a result of the Restatement and our failure to have timely financial statements we withdrew our licenses in various jurisdictions to avoid not being in good standing under such licenses. The failure to maintain licenses or our good standing in various jurisdictions, as a result of the Restatement or otherwise, may require us to cease certain business strategies or modify the way in which we execute such strategies.  For example, without the state licenses necessary to purchase residential mortgage loans, it was necessary for us to structure securitization transactions in a different manner than we may otherwise have chosen to do.  This may, among other things, cause us to be unable to execute aspects of our business which may have otherwise been profitable, or we may incur additional costs related to such business operations that we otherwise would not have.  These conditions may have a material adverse effect on our business, financial condition and results of operations.

We cannot be certain that any remedial measures we have taken or intend to take will in the future ensure that we design, implement and maintain adequate controls over our financial processes and reporting with respect to future filings with the SEC, accordingly, additional material weaknesses may occur in the future.

As a result of our review of issues identified in connection with the Restatement, we have determined that a material weakness in internal controls over financial reporting existed at the Company as of December 31, 2011 and for all periods since inception.  Specifically, we did not have effective policies and procedures to ensure that recorded amounts related to our Non-Agency mortgage backed securities were accounted for in accordance with U.S. generally accepted accounting principles. A detailed description of this material weakness is provided in “Part II – Item 9A – Controls and Procedures.” Due to this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 (which also resulted in our disclosure controls and procedures to being ineffective as of December 31, 2011).  This material weakness caused an accounting error requiring the Restatement.

It is possible that additional control deficiencies may be identified in the future that may represent one or more material weaknesses that could, among other things, cause us to fail to file timely our periodic reports with the SEC; prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to, among other things, comply with Section 404 of the Sarbanes-Oxley Act of 2002.

We may become subject to litigation arising from the Restatement or related matters, and any such litigation may have a material adverse effect on our business.

We have received shareholder demand letters regarding the Restatement and related matters. These letters, among other things, generally request that our Board of Directors take various actions against our officers, directors and Manager to recover purported damages for the benefit of the Company. These letters further reserve the shareholders’ rights to commence a shareholder derivative action.

We may incur costs and expenses as a result of the Restatement, which may have a material adverse effect on results of operations.

While we currently expect to be reimbursed by our Manager for certain costs associated with the Restatement (including legal, audit and consulting related costs), we may incur additional costs as a result of the Restatement, or such reimbursement may not fully offset our expenses.  Under these circumstances, our results of operations may be materially adversely affected. See “Item 3, Legal Proceedings.”

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets

Difficult conditions in the financial markets and the economy generally have caused us and may continue to cause us market value losses related to our holdings.

Our results of operations are materially affected by conditions in the mortgage market, the financial markets and the economy generally. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market may contribute to increased volatility and diminished expectations for the economy and markets going forward.

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

We can provide no assurances that we can find funding which may result in us having to dispose of assets at an inopportune time when prices are depressed.

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

The U.S. Government, through the Federal Housing Administration, or FHA, and the FDIC, has implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans and the Home Affordable Modification Program, or HAMP, which provides a detailed, uniform model for one-time modification of eligible residential mortgage loans.  The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.   These loan modification programs, including future legislative or regulatory actions and amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage may affect the value of, and the returns on, our Non-Agency RMBS and Agency RMBS.  Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any modification.

The U.S. Government's efforts to encourage refinancing of certain loans may affect prepayment rates for mortgage loans in mortgage-backed securities.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans in mortgage-backed securities.

To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in mortgage-backed securities, that could potentially have a negative impact on our income and operating results, particularly in connection with loans or mortgage-backed securities purchased at a premium or our interest-only securities.

Any further downgrade, or perceived potential of a downgrade, of U.S. sovereign credit ratings by the various credit rating agencies may materially adversely affect our business.

During the summer of 2011, S&P downgraded the U.S. sovereign credit rating in response to the protracted debate over the U.S. debt ceiling limit and S&P’s perception of the U.S. Government’s ability to address its long-term budget deficit.  In addition, the credit rating of the GSEs was also downgraded by S&P in response to the downgrade in the U.S. sovereign credit rating, as the value of the Agency MBS issued by such GSEs and their ability to meet their obligations under such Agency MBS is impacted by the support provided to them by the U.S. Government and market perceptions of the strength of such support and the likelihood of its continuity. To the extent that the credit rating of any or all of the GSEs were to be downgraded by other credit rating agencies or further downgraded by S&P, the value of our Agency MBS could be negatively impacted. In addition, we could be negatively affected in a number of ways in the event of a default by the U.S. Government or a downgrade of the U.S. sovereign credit rating by other credit rating agencies or a further downgrade by S&P. Such negative impacts could include changes in the financing terms of our repurchase agreements collateralized by Agency MBS, which could include higher financing costs and/or a reduction in the amount of financing provided based on the market value of collateral posted under these agreements. These outcomes could in turn materially adversely affect our operations and financial condition in a number of ways, including a reduction in the net interest spread between our assets and associated repurchase agreement borrowings or by decreasing our ability to obtain repurchase agreement financing on acceptable terms, or at all.

The conservatorship of Fannie Mae and Freddie Mac, their reliance upon the U.S. Government for solvency, and related efforts that may significantly affect Fannie Mae and Freddie Mac and their relationship with the U.S. Government, may adversely affect our business, operations and financial condition.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios and on which they provide guarantees, without the direct support of the U.S. Government, Congress passed the Housing and Economic Recovery Act of 2008, or the HERA.  Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac.  On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs their operations and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of their shareholders, directors and officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and Fannie Mae and Freddie Mac have entered into Preferred Stock Purchase Agreements (or PSPAs) pursuant to which the Treasury has ensured that each of Fannie Mae and Freddie Mac maintains a positive net worth. On December 24, 2009, the Treasury amended the terms of the PSPAs to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.  On August 17, 2012, the PSPA’s were further amended to, among other things, change the method of calculating the amount of dividends the GSEs are required to pay Treasury, and to reestablish the $200 billion limit per institution, beginning in 2013.

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

Although the Treasury previously committed capital to Fannie Mae and Freddie Mac through 2012, and in the White Paper issued on February 11, 2011 by the U.S. Department of Treasury titled “Reforming America’s Housing Finance Market” (or the White Paper) committed to providing sufficient capital to enable Fannie Mae and Freddie Mac to meet their current and future guarantee obligations, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.  Furthermore, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from mortgage-backed securities, and tightening the spread between the interest we earn on our mortgage-backed securities and the cost of financing those assets.

Future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, including those that result in their winding down, nationalization, privatization, or elimination, may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such policies could increase the risk of loss on investments in mortgage-backed securities guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such policies could adversely impact the market for such securities and other securities types and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

We have exposure to European financial counterparties.

A significant portion of our Agency mortgage-backed securities are financed with repurchase agreements. We secure our borrowings under these agreements by pledging our Agency mortgage-backed securities as collateral to the lender. The collateral we pledge exceeds the amount of the borrowings under each agreement, typically with the extent of over-collateralization being at least 3% of the amount borrowed. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged assets, we are at risk of losing the over-collateralized amount. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

We also use interest rate swaps to manage our interest rate risks. Under these swap agreements, we pledge Agency mortgage-backed securities as collateral as part of a margin arrangement for interest rate swaps that are in an unrealized loss position. If a counterparty were to default on its obligation, we would be exposed to a loss to a swap counterparty to the extent that the amount of our Agency mortgage-backed securities pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements and/or interest rate swaps with 6 financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. If the European credit crisis continues to impact these major European financial institutions, it is possible that it will also impact the operations of their U.S. subsidiaries. Our financings and operations could be adversely affected by such events.

We have received financing from a wholly-owned subsidiary of Annaly, which is a significant shareholder of ours and which owns our Manager.

Our ability to fund our investments on a leveraged basis depends to a large extent upon our ability to secure warehouse, repurchase, credit, and/or commercial paper financing on acceptable terms. The current state of the Non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, commencing in 2009, we entered into a RMBS repurchase agreement with RCap, a wholly-owned subsidiary of Annaly.  Annaly owns approximately 4.38% of our outstanding shares of common stock as of December 31, 2011. This agreement contains customary representations, warranties and covenants contained in such agreements including RCap having the right to make margin calls if the value of our RMBS collateralizing the agreement falls.  As of December 31, 2011 and 2010, we had no amounts outstanding under this agreement. We cannot assure you that RCap will provide us with financing in the future. If RCap does not provide us with financing at a time we are unable to obtain other financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

Risks Associated With Our Management and Relationship With Our Manager

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. We have no employees.  Our named executive officers are employees of our Manager, which has significant discretion as to the implementation of our investment and operating policies and strategies.   Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager.  Our Manager’s employees evaluate, negotiate, structure, close and monitor our investments; therefore, our success will depend on their continued service.  The departure of any of the senior managers of our Manager could have a material adverse effect on our performance.  In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s senior managers.  If  the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.  Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s employees are contractually dedicated to us under our management agreement with our Manager.  The only employees of our Manager who are primarily dedicated to our operations are Matthew Lambiase, our President and Chief Executive Officer, A. Alexandra Denahan, our Chief Financial Officer, Christian J. Woschenko, our Head of Investments, and William B. Dyer, our Head of Underwriting.

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

There may also be conflicts in allocating investments which are suitable both for us and Annaly as well as other FIDAC-managed investment vehicles, including CreXus Investment Corp., or CreXus, a commercial real estate company that acquires, manages, and finances, directly or through its subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial real property, CMBS, and other commercial real estate-related assets.  Annaly owns approximately 9.5 million shares of common stock of CreXus, or approximately 12.4%.  On January 30, 2013, Annaly entered into an Agreement and Plan of Merger (or Merger Agreement), among Annaly, CXS Acquisition Corporation, a wholly-owned subsidiary of Annaly (or CXS Acquisition), and CreXus, pursuant to which, among other things, CXS Acquisition will commence a tender offer (or the Offer) to purchase all of the outstanding shares of CreXus’ common stock, par value $0.01 per share (or the CXS Shares), that neither Annaly nor CXS Acquisition own at a price per share of $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the tender offer is closed, subject to the terms and conditions set forth in the Merger Agreement.  If at least 51% of the CXS Shares not owned by Annaly or any of its subsidiaries, officers or directors are tendered and purchased by CXS Acquisition in the tender offer, and subject to the satisfaction or waiver of certain limited conditions set forth in the Merger Agreement (including, if required, receipt of approval by CreXus’ stockholders), CXS Acquisition will merge with and into CreXus, with CreXus surviving as a wholly-owned subsidiary of Annaly (which we refer to as the CXS Merger).  In the CXS Merger, each outstanding CXS Share, other than CXS Shares owned by CXS Acquisition and Annaly, will be converted into the right to receive the same cash consideration paid in the Offer.

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

We pay our Manager substantial management fees regardless of the performance of our portfolio.   Our Manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.   This in turn could have a negative impact on both our ability to make distributions to our stockholders and the market price of our common stock.  As of December 31, 2011, Annaly owns approximately 4.38% of our outstanding shares of common stock which entitles them to receive quarterly distributions.  In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital.  Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.  Annaly may sell their shares in us at any time.  To the extent Annaly sells some of its shares, its interests may be less aligned with our interests.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our president and chief executive officer, chief financial officer and secretary, head of investments, and head of underwriting also serve as employees of our Manager.   In addition, certain of our directors are employees of our Manager or its affiliates.   Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Termination of the management agreement with our Manager without cause may be difficult and costly.

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

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2011 Form 10-K.  A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2011 Form 10-K. These changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

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

We compete with Annaly and investment vehicles of our Manager for access to our Manager’s resources and investment opportunities.

Our Manager provides investment and financial advice to a number of investment vehicles, including CreXus, and some of our Manager’s personnel are also employees of Annaly and in that capacity are involved in Annaly’s investment process. Accordingly, we will compete with Annaly and our Manager’s other investment vehicles for our Manager’s resources. Annaly and other investment vehicles managed by our Manager have an investment focus that overlaps with ours, which could result in us competing for access to the benefits that we expect our relationship with our Manager will provide to us.

Risks Related To Our Business

Our reported GAAP financial results differ from the taxable income results that impact our dividend distribution requirements and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of taxable  income results, which impacts our dividend distribution requirements, and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

We may generate taxable income in excess of our GAAP income on Non-Agency RMBS purchased at a discount to par value, which may result in significant timing variances in the recognition of income and losses.

We have acquired and intend to continue to acquire Non-Agency RMBS at prices that reflect significant market discounts on their unpaid principal balances. For financial statement reporting purposes, we generally establish a portion of this market discount as a Non-Accretable Difference. This credit reserve is generally not accreted into income for financial statement reporting purposes. For tax purposes, however, we are not permitted to anticipate, or establish a reserve for, credit losses prior to their occurrence. As a result, the entire market discount is accreted into income in determining taxable income during periods in which no actual losses are incurred. Losses are only recognized for tax purposes when incurred (thus lowering taxable income in periods in which losses are incurred). These differences in accounting for tax and GAAP can lead to significant timing variances in the recognition of income and losses. Taxable income on Non-Agency MBS purchased at a discount to their par value may be higher than GAAP earnings in early periods (before losses are actually incurred). Because we distribute dividends to our stockholders based on our taxable income, our dividend distributions could exceed our GAAP income in periods during which our taxable income exceeds our GAAP income on Non-Agency RMBS purchased at discount to par value.

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

We have used and may in the future use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitizations, asset-backed commercial paper and term CDOs. Current market conditions have affected the cost and availability of financing from each of these sources — and their individual providers — to different degrees; some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing. Non-Agency RMBS have been harder or more expensive to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings have been negatively impacted.

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

In addition, the impairment of other financial institutions could negatively affect us.  If one or more major market participants fails or otherwise experience a major liquidity crisis, it could adversely affect the marketability of all fixed income securities and this could negatively impact the value of the securities we acquire, thus reducing our net book value.

Furthermore, if any of our lenders or any of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our securities or residential mortgage loans at an inopportune time when prices are depressed.

Our business, results of operations and financial condition may be materially adversely affected by disruptions in the financial markets.  We cannot assure you, under such extreme conditions, that these markets will remain an efficient source of long-term financing for our assets.  If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may not be available.  Further, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (subject to certain adjustments) to our stockholders and are, therefore, not able to retain significant amounts of our earnings for new investments.  We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.  If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to our stockholders.  Moreover, our ability to grow will be dependent on our ability to procure additional funding.  To the extent we are not able to raise additional funds through the issuance of additional equity or borrowings, our growth will be constrained.

We operate in a highly competitive market for investment opportunities and more established competitors may be able to compete more effectively for investment opportunities than we can.

A number of entities compete with us to make the types of investments that we plan to make. We compete with other REITs, public and private funds, commercial and investment banks and commercial finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

Certain of our subsidiaries rely on the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act.  Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the Investment Company Act.  On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.   The potential outcomes of the SEC’s actions are unclear as is the SEC’s timetable for its review and actions.  If the SEC determines that any of our securities are not Qualifying Real Estate Assets or real estate related assets or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) which excludes from the definition of “investment company” any company primarily engaged, directly or through majority-owned subsidiaries, in a business, among others, described in Section 3(c)(5)(C) of the 1940 Act (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or additional businesses other than investing, reinvesting, owning, holding or trading in securities. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

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

Any subsidiary also would need to be structured to comply with any guidance that may be issued by the Division of Investment Management of the SEC on how the subsidiary must be organized to comply with the restrictions contained in Rule 3a-7. Compliance with Rule 3a-7 may require that the indenture governing the subsidiary include additional limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur. In light of the requirements of Rule 3a-7, our ability to manage assets held in a special purpose subsidiary that complies with Rule 3a-7 will be limited and we may not be able to purchase or sell assets owned by that subsidiary when we would otherwise desire to do so, which could lead to losses. We currently limit the aggregate value of our interests in our subsidiaries that may in the future seek to rely on Rule 3a-7 to 20% or less of our total assets on an unconsolidated basis, as we continue to discuss with the SEC staff the use of subsidiaries that rely on Rule 3a-7 to finance our operations.

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

We may have significant credit risk, especially on Non-Agency RMBS, in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages collateralizing our RMBS may be concentrated in certain geographic areas. For example, with respect to our Non-Agency RMBS portfolio, we have significantly higher exposure in California, New York, Virginia, Florida, Arizona, Illinois and New Jersey. Certain markets within these states (particularly California, Florida and Arizona) experienced significant decreases in residential home value during the recent housing crisis and continue to experience challenging economic and real estate conditions. Any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our Non-Agency RMBS portfolio. In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area. This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency RMBS in this area. This may then materially adversely affect our credit loss experience on our Non-Agency RMBS in such area if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood) or a significant adverse climate change may cause a sudden decrease in the value of real estate and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency RMBS. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgages under those circumstances. This would likely cause defaults and credit loss severities to increase on the pool of mortgages securing our Non-Agency RMBS which, unlike Agency RMBS, are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or federally chartered corporation.

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

Our ability to fund our investments depends to a large extent upon our ability to secure warehouse, repurchase, credit, and commercial paper financing on acceptable terms. We can provide no assurance that we will be successful in establishing sufficient warehouse, repurchase, and credit facilities and issuing commercial paper. In addition, because warehouse, repurchase, credit facilities and commercial paper are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. During certain periods of the credit cycle, such as recently, lenders may curtail their willingness to provide financing. If we are not able to renew our then existing warehouse, repurchase, and credit facilities and issue commercial paper or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our asset acquisition activities.

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

Our failure to be current in our reporting requirements with the SEC diminishes our ability to enable our counterparties who do not have transparency into our financial performance. We currently finance only that portion of our portfolio that is Agency RMBS.  To date, we have not had any counterparties to our borrowing arrangements terminate any relationships as a result of our failure to be current in our reporting requirements with the SEC, however, we have proactively reduced the amount of borrowings under our master repurchase agreements with respect to Agency RMBS to ensure that we are able to meet any margin calls or reduce our borrowing amounts as required by our counterparties.

These restrictions may interfere with our ability to obtain financing, or to engage in other business activities, which may have a significant negative impact on our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could curtail our investment returns.

The repurchase agreements, warehouse facilities and credit facilities and commercial paper that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

We will try to use repurchase agreements, warehouse facilities, credit facilities and commercial paper to finance our investments. We currently have uncommitted repurchase agreements with 21 counterparties, including RCap, for financing our RMBS.  Our repurchase agreements are uncommitted and the counterparty may refuse to advance funds under the agreements to us.  If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

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

We securitize and may continue to securitize certain of our portfolio investments to generate cash for funding new investments. We expect to structure these transactions either as financing transactions or as sales for GAAP.  In each such transaction, we convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to securitize our portfolio could hurt our performance and our ability to grow our business.

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

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

●	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
●	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedging may not match the duration of the related liability;
●	the amount of income that a REIT may earn from hedging transactions (other than through TRSs) to offset interest rate losses is limited by federal tax provisions governing REITs;
●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
●	the party owing money in the hedging transaction may default on its obligation to pay.

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

We record derivative and hedge transactions in accordance with GAAP.  The Company’s interest rate swaps have not been designated as hedging instruments for accounting purposes.  Consequently, changes in the fair value of swaps are reported as a component of net income in the consolidated Statements of Operations and Comprehensive Income (Loss).

We have experienced declines in the market value of our assets resulting in us recording impairments, which have had an adverse effect on our results of operations and financial condition.

A decline in the market value of our RMBS or other assets may require us to recognize an “other-than-temporary” impairment (or OTTI) against such assets under GAAP. When the fair value of our RMBS is less than its amortized cost, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” The determination as to whether an other-than-temporary impairment exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of OTTI constitute material estimates that are susceptible to significant change. In the future, we may experience declines in the fair value of our MBS and other assets that could result in additional other-than temporary impairments that will be recognized in earnings.

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

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.  In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems in the future.  We rely heavily on our financial, accounting and other data processing systems.  It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems or any failure to maintain performance, reliability and security of our technical infrastructure.  However, any such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our Non-Agency RMBS and whole mortgage loans we may acquire. We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of services provided by third-party service providers related to our Non-Agency RMBS and whole mortgage loans we may acquire. We rely on the mortgage servicers who service the mortgage loans backing our Non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our Non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, recent legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our Non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to the recent legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has recently been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, any regulatory effort to delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), may limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers do not perform as expected, our business, financial condition and results of operations and ability to make distributions to our shareholders may be materially adversely affected.

The Dodd-Frank Act contains many regulatory changes and calls for future rulemaking that may affect our business.

The Dodd-Frank Act contains many regulatory changes and calls for future rulemaking that may affect our business, including, but not limited to resolutions involving derivatives, risk-retention in securitizations, the origination of residential mortgage loans and short-term financings.  The Dodd-Frank Act’s requirements may impact the housing and mortgage markets, which could have an adverse effect on our business.  We are evaluating the potential impact of regulatory change under the Dodd-Frank Act.

The increasing number of proposed federal, state and local laws may increase our risk of liability with respect to certain mortgage loans, may include judicial modification provisions and could increase our cost of doing business.

The United States Congress and various state and local legislatures are considering legislation, which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan and servicing origination process, and would allow judicial modification of loan principal in the event of personal bankruptcy.  We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business.  For example, the California Homeowner Bill of Rights, which goes into effect on January 1, 2013, imposes new obligations and potential liabilities on investors, master servicers, servicers and subservicers, including anti-blight and tenant protection provisions.  We are evaluating the potential impact of these initiatives, if enacted, on our practices and results of operations.  As a result of these and other initiatives, we are unable to predict whether federal, state or local authorities will require changes in our practices in the future or in our portfolio.  These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process, or if the principal amount of loans we own or are in RMBS pools we own are modified in the personal bankruptcy process.

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

We have invested in and will continue to invest in real estate-related assets by acquiring RMBS, residential mortgage loans, CMBS and CDOs backed by real estate-related assets.  Under a normal yield curve, an investment in these assets will decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. A significant risk associated with these investments is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if these assets were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements or other adjustable rate financings we may enter into to finance the purchase of these assets.  Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those investments that are subject to prepayment risk and widening of credit spreads.

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

We intend to fund some of our acquisitions of residential mortgage loans, real estate-related securities and real estate loans with borrowings that have interest rates based on indices and repricing terms with shorter maturities than the interest rate indices and repricing terms of our adjustable-rate assets.  Accordingly, if short-term interest rates increase, this may have a negative impact on our profitability.

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

Interest rate caps on our adjustable-rate RMBS may adversely affect our profitability.

Adjustable-rate RMBS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security. Our borrowings typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on our adjustable-rate RMBS. This problem is magnified for hybrid adjustable-rate and adjustable-rate RMBS that are not fully indexed. Further, some hybrid adjustable-rate and adjustable-rate RMBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid adjustable-rate and adjustable-rate RMBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income or cause us to suffer a loss.

A flat or inverted yield curve may adversely affect adjustable-rate RMBS prepayment rates and supply.

Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve. When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.” We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrids with longer initial fixed-rate periods and fixed rate mortgages, causing our RMBS to experience faster prepayments. In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on ARMs, potentially decreasing the supply of adjustable-rate RMBS. At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve. When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than mortgage rates on ARMs, further increasing adjustable-rate RMBS prepayments and further negatively impacting adjustable-rate RMBS supply. Increases in prepayments on our MBS portfolio cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

A significant portion of our portfolio investments will be recorded at fair value as determined in accordance with our pricing policy and, as a result, there will be uncertainty as to the value of these investments.

A significant portion of our portfolio of investments is in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable.  It may be difficult or impossible to obtain third party pricing on the investments we purchase.  We value these investments quarterly at fair value, as determined in accordance with our valuation policy as approved by our board of directors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and negatively affect our operating results.

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

The mortgage loans we invest in and the mortgage loans underlying the mortgage-backed and asset-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

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

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could negatively affect our earnings.

If we sell loans, we would be required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements will require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could negatively affect our cash flow, results of operations, financial condition and business prospects.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in certain circumstances. These potential payments will be contingent liabilities, the value of which is unknown, and therefore may not appear on our consolidated statement of financial condition. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.

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

We own assets secured by real estate and may own real estate directly in the future, either through direct investments or upon a default of mortgage loans. Real estate investments are subject to various risks, including:

●	acts of God, including earthquakes, hurricanes, floods and other natural disasters, that may result in uninsured losses;
●	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
●	adverse changes in national and local economic and market conditions;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and
●	the potential for uninsured or under-insured property losses.

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

Given the complexity of our investments and strategies, our Manager must rely heavily on analytical models and information and data supplied by third-parties (“Models and Data”).  Models and Data will be used to value investments or potential investments and also in connection with hedging our investments.  When Models and Data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on Models and Data, especially valuation models, our Manager may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether.  Similarly, any hedging based on faulty Models and Data may prove to be unsuccessful.  Furthermore, any valuations of our investments that are based on valuation models may prove to be incorrect.

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

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is appropriately captured in the model, the resulting “model prices” will often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities.

Regulatory and Legal Risks

Violations of federal, state and local laws by the originator, the servicer, or us may result in rescission of the loans or penalties that may adversely impact our income.

Violations of certain provisions of federal, state and local laws by the originator, the servicer or us, as well as actions by governmental agencies, authorities and attorneys general, may limit our or the servicer’s ability to collect all or part of the principal of, or interest on, the residential mortgage loans we purchase and hold, and loans that serve as security for the RMBS we purchase and hold.  Violations could also subject the entity that made or modified the loans to damages and administrative enforcement (including disgorgement of prior interest and fees paid).  In particular, a loan seller’s failure to comply with certain requirements of federal and state laws could subject the seller (and other assignees of the mortgage loans) to monetary penalties and result in the obligors’ rescinding the mortgage loans against the seller and any subsequent holders of the mortgage loans, even if the assignee was not responsible for and was unaware of those violations.  These adverse consequences vary depending on the applicable law and may vary depending on the type or severity of the violation, but they typically include:

●	the ability of the homeowner to rescind, or cancel, the loan;
●	the inability of the holder of the loan to collect all of the principal and interest otherwise due on the loan;
●	the right of the homeowner to collect a refund of amounts previously paid (which may include amounts financed by the loan), or to set off those amounts against his or her future loan obligations; and
●	the liability of the servicer and the owner of the loan for actual damages, statutory damages and punitive damages, civil or criminal penalties, costs and attorneys’ fees.

The terms of the documents under which we intend to purchase loans, and the terms of the documents used to create the RMBS we intend to purchase, may entitle the holders of the loans and the special purpose vehicles that hold loans in RMBS to contractual indemnification against these liabilities.  For example, the sellers of loans placed in a securitization typically represent that each mortgage loan was made in compliance with applicable federal and state laws and regulations at the time it was made.  If there is a material breach of that representation, the seller may be contractually obligated to cure the breach or repurchase or replace the affected mortgage loan.  If the seller is unable or otherwise fails to satisfy these obligations, the yield on the loans and RMBS might be materially and adversely affected.  Due to the deterioration in the housing and commercial property markets, many of the sellers that issued these indemnifications are no longer in business or are unable to financially respond to their indemnification obligations.  Consequently, holders of interests in the loans and RMBS may ultimately have to absorb the losses arising from the sellers’ violations.  While we attempt to take these factors into account in the prices we pay for loans and RMBS, we can offer no assurances concerning the validity of the assumptions we use in our pricing decisions.

Furthermore, the volume of new and modified laws and regulations at both the federal and state levels has increased in recent years.  For example, the Dodd-Frank Act established the Consumer Financial Protection Bureau which, among other things, restricts and supervises unfair, deceptive or abusive acts or practices in mortgage lending.  There is also an increased risk that the both we and the servicer of loans we purchase or that are held in RMBS we purchase may be involved in litigation over violations or alleged violations of recently enacted and proposed laws.  It is possible that these laws might result in additional significant costs and liabilities, which could further adversely affect the results of our operations.  Any litigation would increase our expenses and reduce funds available for distribution to our stockholders.

Some local municipalities also have enacted laws that impose potentially significant penalties on loan servicing activities related to abandoned properties or real estate owned properties.

Any of these preceding examples could result in delays and/or reductions in receipts of amounts due on the loans we intend to purchase or on the loans held in RMBS we intend to purchase, negatively affecting our income and operating results.

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

If other courts or regulators take similar actions, investment banks and investors in residential and commercial mortgage loans and RMBS like us might face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies or securitizers with which they do business or they might be prohibited from foreclosing on loans they purchased.  Some investment banks may charge more for warehouse lending and reduce the prices they pay for loans to build in the costs of this potential litigation or exit the business entirely, thereby increasing our cost of borrowing.  Any such actions by courts and regulators, and any such increases in our costs of borrowing, could, in turn, have a material adverse effect on our results of operations, financial condition, and business prospects.

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

The federal government’s efforts to encourage refinancing of certain loans may affect prepayment rates for mortgage loans in RMBS.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the federal government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans in RMBS.  To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in RMBS, that could potentially have a negative impact our income and operating results, particularly in connection with loans or RMBS purchased at a premium or our interest-only securities.

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

Purchasers of consumer purpose, residential mortgage loans have affirmative disclosure obligations to consumers under the HFSTH Act, which Congress enacted in May 2009 with an immediate effective date.  This new statutory obligation will subject purchasers of mortgage loans to civil liability if they fail to make the required disclosures. Specifically, section 404 of the HFSTH Act amends the Truth in Lending Act to provide that a creditor that purchases or is assigned a mortgage loan must notify the borrower in writing of a sale or transfer of his or her mortgage loan, not later than 30 days after the transaction’s completion.  The notice must include how to reach an agent or party having authority to act on behalf of the new creditor, the location of the place where the transfer of ownership is recorded and any other relevant information about the new creditor.  This disclosure would be in addition to any transfer of servicing notice required under the Real Estate Settlement Procedures Act (“RESPA”).  Federal consumer credit law does not typically impose responsibility on assignees to communicate directly with mortgagors, and the statutory language is ambiguous.

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

In addition, some legislatures are also instituting stringent proof of ownership requirements that a servicer must satisfy before commencing a foreclosure action. By way of example, in January 2011 the New York State Assembly amended state law to require that any foreclosure complaint contain an affirmative allegation that the plaintiff is the owner and holder of the note and mortgage at issue or has been delegated the authority to institute the foreclosure action by the owner and holder of the subject mortgage and note.  Again, laws of this type may limit our ability to recover on some of the loans we purchase or that are held in the RMBS we purchase, and may result in delays in the foreclosure process, all of which could result in a lower return on our loans and RMBS.

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

Under the federal Servicemembers Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the note holder is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status.  Several states also have enacted or are considering similar laws with varying applicability and effect.  As a result of military operations in Afghanistan and Iraq, the United States has placed a substantial number of armed forces reservists and members of the National Guard on active duty status.  It is possible that the number of reservists and members of the National Guard placed on active duty status may remain at high levels for an extended time.  To the extent that a member of the military, or a member of the armed forces reserves or National Guard who is called to active duty, is a mortgagor on a loan we purchase or an underlying loan in a RMBS we may purchase, the interest rate limitation of the Servicemembers Civil Relief Act, and any comparable state law, will apply.  An increase in the number of borrowers taking advantage of those laws may increase servicing expenses for a loan we purchase or an underlying loan in a RMBS we may purchase, and may also reduce cash flow and the interest payments collected from those borrowers.  In the event of default, the laws may result in delaying or preventing the loan servicer from exercising otherwise available remedies for default.  If these events occur, they may result in interest shortfalls on the loans we purchase or on the underlying loans in a RMBS we may purchase that could result in a lower return on our loans or additional losses.

Risks Related To Our Common Stock

The market price and trading volume of our shares of common stock may be volatile.

The market price of shares of our common stock may be highly volatile and could be subject to wide fluctuations.  In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in the information incorporated and deemed to be incorporated by reference herein, as well as:

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

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of the common stock.  Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for the common stock.  Annaly owned approximately 4.38% of our outstanding shares of common stock as of December 31, 2011.  Our equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 8% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a ceiling of 40,000,000 shares available for issuance under the plan.

The lock-up period in connection with the shares purchased by Annaly has expired.  The market price of our common stock may decline significantly if there are sales of substantial amounts of common stock or the perception that such sales could occur.

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

Our Board of Directors declared common stock cash dividends of $0.11 per common share for the first quarter 2012, $0.09 per common share for the second quarter 2012, $0.09 per common share for the third quarter 2012, and $0.09 per common share for the fourth quarter 2012. The Board of Directors determined that there will be a regular quarterly dividend of $0.09 per share for each of the first quarter and second quarter of 2013. The Board of Directors will review this program after the conclusion of the second quarter of 2013.  For the four quarters of 2012, we paid cash dividends totaling $0.38 per common share. Of this amount, $0.12 is characterized as a return of capital for federal income tax purposes.

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

Future sales of shares may have adverse consequences for investors, or cause our share price to decline.

We may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing shareholders on a pre-emptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issues, which may dilute the existing shareholders’ interests in us.

In addition, sales of substantial numbers of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. The sale of these shares could also impair our ability to raise capital through a sale of additional equity securities.

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

●
Staggered board. Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2012, 2013 and 2014 respectively. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

●
Our charter and bylaws contain other possible anti-takeover provisions.  Our charter and bylaws contains other provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit stockholders’ recourse in the event of actions not in their best interests.

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

The fair value of certain of the assets on our consolidated statements of financial condition as calculated according to GAAP may not reflect amounts we would receive if we disposed of those assets.

GAAP requires that we consolidate our RMBS re-securitization transactions on our consolidated statements of financial condition and report these assets at fair value.  Under GAAP, fair value for these assets is measured by determining the fair value of the underlying RMBS assets we contributed to the re-securitization trust as opposed to evaluating the fair value of the re-securitized securities we received as a result of the RMBS re-securitization transaction.

The fair value of the underlying RMBS assets subject to the RMBS re-securitization transactions may differ from the value of the re-securitized securities we received as a result of the RMBS re-securitization transaction.  Discrepancies arise as a result of market dynamics, the limitations of the measurement techniques required by GAAP, the consolidation accounting principles under GAAP and the subordinate nature, complexity, illiquidity and restrictive features of the re-securitized securities we own.  These differences between the fair value of the underlying RMBS consolidated on our consolidated statements of financial condition under GAAP presentation and the economic value of our investments in the re-securitized securities can be significant.

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

The fair values for our assets, liabilities, and interest rate swaps can be volatile. The fair values can change rapidly and significantly from a variety of factors, including changes in interest rates, credit performance, perceived risk, supply, demand, and actual and projected cash flows and prepayments.  Decreases in fair value may not necessarily be the result of deterioration in future cash flows. Moreover, fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings as a result of other-than-temporary impairments, or book value as a result of increases in unrealized losses.

For GAAP purposes, we estimate the fair value of most, but not all, of the assets and liabilities on our consolidated statements of financial condition.  In addition, valuation adjustments on certain consolidated assets and our interest rate swaps are reflected in our consolidated statements of operations and comprehensive income (loss). If we sell an asset below its cost basis, our reported earnings will be reduced by realized losses.

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

We may enter into re-securitization transactions, the tax treatment of which could have a material adverse effect on our results of operations.

We have engaged in and intend to engage in future re-securitization transactions in which we transfer Non-Agency RMBS to a special purpose entity that has formed or will form a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency RMBS. In the past, we have structured one such transaction as a real estate mortgage investment conduit (or REMIC) securitization, which, to the extent we have transferred securities in a re-securitization, is viewed as the sale of securities for tax purposes. Although such transactions are treated as sales for tax purposes, they have historically not given rise to any taxable gain so that the prohibited transactions tax rules have not been implicated (i.e., the tax only applies to net taxable gain from sales that are prohibited transactions).  If a re-securitization transaction were to be considered to be a sale of property to customers in the ordinary course of a trade or business, and we recognized a gain on such transaction for tax purposes, then we could risk exposure to the 100% tax on net taxable income from prohibited transactions. Moreover, even if we retained RMBS resulting from a re-securitization transaction and then subsequently sold such securities at a tax gain, the gain could, absent an available safe-harbor provision, be characterized as net income from a prohibited transaction. Under these circumstances, our results of operations could be materially adversely affected.

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

We intend to structure our securitization and financing arrangements so as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages or mortgage-backed securities and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as ‘‘excess inclusion’’ income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

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

Item 1B. Unresolved Staff Comments

We have one outstanding comment from the staff of the Division of Corporation Finance of the Securities and Exchange Commission, by letter dated February 27, 2012, with respect to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.  The outstanding comment generally requested that each column of the restated financial statements included in this 2011 Form 10-K be labeled as “restated,”  that we  include all disclosures required by ASC 250-10-50 and that the report from our independent accountant references the restatement.  We informed the staff that, in connection with the Restatement, our 2011 Form 10-K will include the disclosures and references requested in the staff’s letter dated February 27, 2012.  We believe we have included all such disclosures and references in this 2011 Form 10-K.

Item 2.  Properties

As of December 31, 2011, we do not own any property.  Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902, New York, New York 10036, telephone (646) 454-3759.  We share this office space with Annaly and its subsidiaries.

Item 3.  Legal Proceedings

After the issuance of the interim financial statements for the third quarter of 2011, the Audit Committee of our Board of Directors initiated an internal investigation, with the assistance of outside counsel and financial advisors engaged by outside counsel, regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements.  This investigation is ongoing.

Our Board of Directors has received three derivative demand letters alleging that the directors and our officers, as well as our Manager, FIDAC, breached their fiduciary duties to us by failing to institute adequate internal controls and failing to ensure that we made accurate financial disclosures.  These letters request that the Board of Directors take action to investigate and remedy the alleged breaches of fiduciary duty. The Audit Committee is currently reviewing the demand letters in connection with its ongoing investigation arising from the restatement of our financial statements.  At the conclusion of its investigation, the Audit Committee will make recommendations to the Board of Directors about an appropriate response to the letters.  At this time, we cannot predict the outcome of the matters addressed in these shareholder demand letters.  These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Restatement

As discussed in the Explanatory Note and Notes 16 and 17 to the accompanying consolidated financial statements, we are restating certain of our historical consolidated financial statements. Management's Discussion and Analysis references to prior periods have been revised for the effects of the Restatement.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the New York Stock Exchange under the trading symbol “CIM” on November 16, 2007.  As of December 31, 2012, we had 1,027,597,458 shares of common stock issued and outstanding which were held by approximately 156,729 beneficial holders as of January 14, 2013. The following tables set forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	Stock Price
	High	Low	Close

Quarter Ended December 31, 2011	$3.04	$2.51	$2.51
Quarter Ended September 30, 2011	$3.54	$2.77	$2.77
Quarter Ended June 30, 2011	$4.05	$3.40	$3.46
Quarter Ended March 31, 2011	$4.31	$3.96	$3.96

Quarter Ended December 31, 2010	$4.30	$3.86	$4.11
Quarter Ended September 30, 2010	$4.17	$3.51	$3.95
Quarter Ended June 30, 2010	$4.18	$3.61	$3.61
Quarter Ended March 31, 2010	$4.14	$3.56	$3.89

Common Dividends Declared Per Share

Quarter Ended December 31, 2011	$0.11
Quarter Ended September 30, 2011	$0.13
Quarter Ended June 30, 2011	$0.13
Quarter Ended March 31, 2011	$0.14

Quarter Ended December 31, 2010	$0.17
Quarter Ended September 30, 2010	$0.18
Quarter Ended June 30, 2010	$0.17
Quarter Ended March 31, 2010	$0.17

We pay quarterly dividends and distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This enables us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

The Board of Directors determined that there will be a regular quarterly dividend of $0.09 per share for each of the first quarter and second quarter of 2013. The Board of Directors will review this program after the conclusion of the second quarter of 2013.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from November 16, 2007, the day our common stock commenced trading on the NYSE, to December 31, 2011 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on November 16, 2007.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	11/16/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Chimera	100	119	27	33	39	32
S&P 500 Index	100	101	64	81	92	94
BBG REIT Index	100	105	65	78	91	90

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

The share performance graph and table shall not be deemed, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such share performance graph and table by reference.

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors, employees of our Manager and its affiliates to stimulate their efforts towards our continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options, or NQSOs, restricted shares and other types of incentive awards.  The Incentive Plan authorizes the granting of options or other awards for an aggregate of 40,000,000 shares of common stock.  For a description of our Incentive Plan, see Note 11 to the Consolidated Financial Statements.

The following table provides information as of December 31, 2011 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	-	-	38,508,179
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	-	-	38,508,179

(1) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

The following selected financial data are as of and for the years ended December 31, 2011, 2010, 2009 and 2008 and for the period from November 21, 2007 (date operations commenced) to December 31, 2007.  The selected financial data reflect the Restatement and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto contained in Part IV, Financial Statements, and  “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, included elsewhere in this 2011 Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2008	2007
		(restated)	(restated)	(restated)	(restated)
Non-Agency Mortgage-Backed Securities
Senior	$1,020	$342,578	$2,022,412	$603,250	$1,124,290
Senior, interest only	$188,679	$160,964	$-	$2,106	$-
Subordinated	$606,895	$635,452	$361,077	$7,749	$-
Subordinated, interest only	$22,019	$32,449	$15,376	$-	$-
RMBS transferred to consolidated variable interest entities (VIEs)	$3,270,332	$4,357,666	$-	$-	$-
Agency Mortgage-Backed securities	$3,144,531	$2,133,584	$1,690,029	$242,362	$-
Mortgage loans held for investment	$-	$-	$-	$-	$162,371
Securitized loans held for investment	$256,632	$349,112	$470,533	$583,346	$-
Total assets	$7,747,135	$8,069,280	$4,618,328	$1,477,501	$1,565,636
Repurchase agreements	$2,672,989	$1,808,797	$1,716,398	$-	$270,584
Repurchase agreements with affiliates	$-	$-	$259,004	$562,119	$-
Securitized debt, loans held for investment	$212,778	$289,236	$390,350	$488,743	$-
Securitized debt, non-Agency RMBS transferred to consolidated VIEs	$1,630,276	$1,956,079	$-	$-	$-
Total liabilities	$4,699,516	$4,390,694	$2,491,766	$1,063,046	$1,026,747
Shareholders' equity	$3,047,619	$3,678,586	$2,126,562	$414,455	$538,889
Book value per share (1)	$2.97	$3.58	$3.17	$2.34	$14.29
Number of shares outstanding	1,027,467,089	1,027,034,357	670,371,587	177,198,212	37,705,563

(1) See discussion of Estimated Economic Book Value in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Statements of Operations and Comprehensive Income (Loss) Highlights
(dollars in thousands, except share and per share data)

	For the	For the	For the	For the	For the period
	Year Ended	Year Ended	Year Ended	Year Ended	November 21, 2007 to
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
		(restated)	(restated)	(restated)	(restated)
Interest income	$705,024	$576,100	$287,683	$114,383	$3,384
Income expense	$134,858	$146,448	$35,083	$53,874	$415
Net interest income	$570,166	$429,652	$252,600	$60,509	$2,969
Net income (loss)	$137,329	$248,405	$230,696	$(136,117)	$(2,840)
Income (loss) per share-basic	$0.13	$0.30	$0.46	$(2.20)	$(0.08)
Average shares-basic	1,026,365,197	821,675,803	505,962,840	61,949,622	37,401,737
Dividends declared per share (1)	$0.51	$0.69	$0.43	$0.62	$0.025

(1) For applicable period as reported in our earnings announcements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2011 Form 10-K.  The discussion may contain certain forward-looking statements that involve risks and uncertainties.  Forward-looking statements are those that are not historical in nature.  As a result of many factors, such as those set forth under “Risk Factors” in this 2011 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Restatement

As described above under the caption “Explanatory Note,” in this 2011 Form 10-K, we are restating our previously issued (i) consolidated statement of financial condition included in our Annual Report on Form 10-K for the year ended December 31, 2010 and (ii) consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years ending December 31, 2010 and 2009, including the cumulative effect of the restatement on retained earnings (accumulated deficit) as of the earliest period presented (the “Restatement”).

The Restatement also impacted each of the quarters for the periods beginning with our inception in November 2007 through the quarter ended September 30, 2011.  The interim periods for the years ended December 31, 2008 and 2007 are not included in this Form 10-K.

In this 2011 Form 10-K, the annual and interim periods from the Company’s inception in 2007 through the quarter ended September 30, 2011 are collectively referred to as the “Restatement Period.”

The impact of the Restatement is included in this 2011 Form 10-K, and is more specifically described in the Explanatory Note and in Notes 16 and 17 of the Notes to the Consolidated Financial Statements, “Item 6 – Selected Financial Data” and this “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the years ended December 31, 2011, 2010 and 2009.”  All references to prior periods included below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to reflect the effects of the Restatement.

Executive Summary

We acquire, either directly or indirectly through our subsidiaries, residential mortgage-backed securities, or RMBS, residential mortgage loans, commercial mortgage loans, real estate related securities and various other asset classes.  We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.  FIDAC is a fixed-income investment management company that is registered as an investment adviser with the SEC.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.  FIDAC has a broad range of experience in managing investments in Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae, Non-Agency RMBS, collateralized debt obligations, or CDOs, and other real estate related investments.

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

Our targeted asset classes and the principal investments we have made and may in the future invest in:

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at December 31, 2011 was weighted toward Non-Agency RMBS.   At December 31, 2011, based on the principal value of our interest earning assets, approximately 75.4% of our investment portfolio was Non-Agency RMBS, 21.1% of our investment portfolio was Agency RMBS, and 3.5% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2010, based on the principal value of our interest earning assets, approximately 79.5% of our investment portfolio was Non-Agency RMBS, 15.5% of our investment portfolio was Agency RMBS, and 5.0% of our investment portfolio was securitized residential mortgage loans. We expect that over the near term, our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

Following our initial public offering we initially engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and purchased and securitized such residential mortgage loans ourselves.  In the past we have also acquired formerly AAA-rated Non-Agency RMBS and immediately re-securitize those securities.  We sold the resulting AAA-rated super senior RMBS and retained the rated or unrated mezzanine RMBS.  More recently we have engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator or another entity, such as an investment bank, would structure the securitization and we would purchase the resulting mezzanine and subordinate Non-Agency RMBS.  Structuring the securitizations in this manner enabled us to only acquire the resulting mezzanine and subordinate Non-Agency RMBS without having to ever actually acquire the loans underlying the securitizations.  Our investment decisions, however, will depend on prevailing market conditions and our business opportunities at such time and we expect that these will change over time.  As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments.  We may change our investment strategy and policies without a vote of our stockholders.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment.  We will adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time.  We believe that our strategy, combined with FIDAC’s experience, will enable us to pay dividends and achieve capital appreciation throughout changing market cycles.  We expect to take a long-term view of assets and liabilities, and our reported earnings and estimates of the fair value of our investments at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

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

Trends

We expect the results of our operations to be affected by various factors, many of which are beyond our control.  Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our assets, and the supply of and demand for such assets.  Economic trends, both macro as well as those directly affecting the residential housing market, and the supply and demand of mortgage-backed securities may affect our operations and financial results.  We also evaluate market information regarding current residential mortgage loan underwriting criteria and loan defaults in order to inform our understanding of our assets.

Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs, credit impairment losses, and prepayment speeds, which is a measurement of how quickly borrowers pay down the unpaid principal balance on their mortgage loans.  Further description of these factors is provided below.

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

Credit Risk.  One of our strategic focuses is on acquiring distressed Non-Agency RMBS that have been downgraded because of defaults in the mortgages collateralizing such RMBS.  When we acquire such RMBS we attempt to purchase it at a price such that its loss-adjusted return profile is in line with our targeted yields.  We retain the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio as well as all of the Non-Agency RMBS.  We attempt to mitigate credit risk in the asset selection process.  Prior to the purchase of investments, we conduct a credit-risk based analysis of the collateral securing our investment that includes examining borrower characteristics, geographic concentrations, current and projected delinquencies, current and projected severities, and actual and expected prepayment speeds among other characteristics to formulate expected losses. We also acquire assets which we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low.

Size of Investment Portfolio.  The size of our investment portfolio, as measured by the aggregate unpaid principal balance of our mortgage loans and aggregate principal balance of our mortgage related securities and the other assets we own is also a key revenue driver.  Generally, as the size of our investment portfolio grows, the amount of interest income we receive increases.  The larger investment portfolio, however, will drive increased expenses if we incur additional interest expense to finance the purchase of our assets.

Financial Condition

Estimated Economic Book Value

This Management Discussion and Analysis section contains analysis and discussion of financial information that utilizes or presents ratios based on GAAP book value.  The table and discussion below present our estimated economic book value.  We calculate and disclose this non-GAAP measurement because we believe it represents an estimate of the fair value of the assets the Company owns, is able to dispose of, pledge, or otherwise monetize.

On January 1, 2010, GAAP required us to consolidate certain re-securitization transactions we consummated during 2009 and 2010.  In these re-securitizations, we transferred assets to the re-securitization trusts, which issued tranches of senior and subordinate notes or certificates.  We sold the senior tranches and therefore have no continuing involvement in these trusts other than being a holder of notes or certificates issued by the trusts, with the same rights of other holders of the notes or certificates.  The notes and certificates we own that were issued by the trusts are largely subordinated interests in those trusts.  The trusts have no recourse to our assets other than pursuant to a breach by us of the transaction documents related to the transfer of the assets by us to the trusts.

GAAP requires us to present the fair value of the assets of these trusts on our Consolidated Statements of Financial Condition as if we still owned the underlying securities we transferred to the trusts.  We present the assets related to the consolidated trusts in our consolidated statements of financial position as Non-Agency RMBS transferred to consolidated VIEs and the liabilities as Securitized debt, Non-Agency RMBS transferred to consolidated VIEs.  We have presented the underlying securities we transferred to the trusts for the calculation of GAAP book value at fair value, and recorded the corresponding liability for the notes or certificates sold to third parties at amortized cost.  Fair value adjustments that are not credit related are recorded in Other Comprehensive Income. Credit related impairments are deemed other-than-temporary and are recorded in earnings.

However, because we are unable to dispose of, monetize or pledge the underlying securities we transferred into the trusts as we no longer own those securities, we also present our estimated economic book value.  We believe this measure represents the estimated value of the securities issued by these trusts that we own.  In contrast to GAAP book value, our estimated economic book value considers only the assets we own or are able to dispose of, pledge, or otherwise monetize.  To determine our estimated economic book value, we estimate the fair value of the notes or certificates issued by the re-securitization trusts that we actually own.  Accordingly, our estimated economic book value does not include assets or liabilities for which we have no continuing involvement, specifically the notes or certificates of the re-securitization trusts that were sold to third parties.   We believe this estimate represents the value of the assets that we hold in our portfolio should we decide to dispose of, pledge, or otherwise monetize assets as of the measurement date.

At December 31, 2011 the difference between GAAP book value and estimated economic book value was determined to be $159.2 million.  At December 31, 2010 the difference between GAAP book value and estimated economic book value was determined to be $374.5 million.  This difference is primarily driven by the nature of the assets we have retained in these re-securitization transactions as compared to the nature of underlying securities in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the re-securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the underlying securities owned by the trusts.  The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of December 31, 2011 and 2010.

	December 31, 2011
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands, except per share data)
Assets:
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$1,020	$-	$1,020
Senior interest-only	188,679	-	188,679
Subordinated	606,895	-	606,895
Subordinated interest-only	22,019	-	22,019
RMBS transferred to consolidated VIEs	3,270,332	(1,789,514)	1,480,818
Agency Mortgage-Backed Securities, at fair value	3,144,531	-	3,144,531
Securitized loans held for investment, net of allowance for loan losses	256,632	-	256,632
Other assets	257,027	-	257,027
Total assets	$7,747,135	$(1,789,514)	$5,957,621

Liabilities:
Repurchase agreements, Agency RMBS	2,672,989	-	2,672,989
Securitized debt, Non-Agency RMBS transferred to consolidated VIEs	1,630,276	(1,630,276)	-
Securitized debt, loans held for investment	212,778	-	212,778
Other liabilities	183,473	-	183,473
Total liabilities	4,699,516	(1,630,276)	3,069,240

Total stockholders' equity	3,047,619	(159,238)	2,888,381
Total liabilities and stockholders' equity	$7,747,135	$(1,789,514)	$5,957,621

Book Value Per Share	$2.97	$(0.15)	$2.81

	December 31, 2010
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands, except per share data)
Assets:
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$342,578	$-	$342,578
Senior interest-only	160,964	-	160,964
Subordinated	635,452	-	635,452
Subordinated interest-only	32,449	-	32,449
RMBS transferred to consolidated VIEs	4,357,666	(2,330,568)	2,027,098
Agency Mortgage-Backed Securities, at fair value	2,133,584	-	2,133,584
Securitized loans held for investment, net of allowance for loan losses	349,112	-	349,112
Other assets	57,475	-	57,475
Total assets	$8,069,280	$(2,330,568)	$5,738,712

Repurchase agreements, Agency RMBS	1,600,078	-	1,600,078
Repurchase agreements, non-Agency RMBS	208,719	-	208,719
Securitized debt, non-Agency RMBS transferred to consolidated VIEs	1,956,079	(1,956,079)	-
Securitized debt, loans held for investment	289,236	-	289,236
Other liabilities	336,582	-	336,582
Total liabilities	4,390,694	(1,956,079)	2,434,615

Total stockholders' equity	3,678,586	(374,489)	3,304,097
Total liabilities and stockholders' equity	$8,069,280	$(2,330,568)	$5,738,712

Book Value Per Share	$3.58	$(0.36)	$3.22

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

Portfolio Review

During the year ended December 31, 2011, on an aggregate basis, we purchased $4.2 billion, sold $2.6 billion, and received $1.3 billion in principal payments related to our Agency and Non-Agency RMBS.  Securitized loans decreased to $256.6 million at December 31, 2011 from $349.1 million at December 31, 2010, primarily due to $85.5 million in principal payments during 2011.

The following table summarizes certain characteristics of our portfolio at December 31, 2011 and 2010.
	December 31, 2011	December 31, 2010
	(dollars in thousands)
Interest earning assets at period-end *	$7,490,108	$8,011,805
Interest bearing liabilities at period-end	$4,516,043	$4,054,112
Leverage at period-end	1.5:1	1.1:1
Leverage at period-end (recourse)	0.9:1	0.5:1
Portfolio Composition, at principal value
Non-Agency RMBS	75.4%	79.5%
Senior	0.0%	2.5%
Senior, interest only	26.1%	20.0%
Subordinated	9.7%	8.9%
Subordinated, interest only	1.9%	2.1%
RMBS transferred to consolidated variable interest entities	37.7%	46.0%
Agency RMBS	21.1%	15.5%
Securitized loans	3.5%	5.0%
Fixed-rate percentage of portfolio	74.9%	50.1%
Adjustable-rate percentage of portfolio	25.1%	49.9%
Annualized yield on average interest earning assets for the year ended	6.16%	6.79%
Annualized cost of funds on average borrowed funds for the year ended**	2.52%	4.01%

* Excludes cash and cash equivalents.
** Includes the effect of realized losses on interest rate swaps.

The following table presents details of each asset class in our portfolio at December 31, 2011 and December 31, 2010.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2011
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,115	$95.13	$91.55	1.02%	2.95%	20.23%	14.55%	30.99%	68.49%	75.11%	$-
Senior, interest only	$3,734,452	$5.34	$5.05	1.96%	13.28%	15.80%	17.02%	19.77%	49.98%	0.00%	$-
Subordinated	$1,378,891	$47.44	$44.01	3.44%	9.57%	16.48%	17.56%	19.48%	50.07%	19.03%	$19,964
Subordinated, interest only	$277,560	$7.89	$7.93	2.94%	9.93%	13.31%	15.07%	24.30%	45.80%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$5,265,128	$55.14	$62.11	5.32%	14.56%	12.40%	14.70%	32.26%	57.61%	4.15%	$161,263
Agency Mortgage-Backed Securities	$2,937,041	$103.07	$107.06	4.66%	3.83%	28.49%	24.59%	1.76%	0.00%	100.00%	$-

(1) Bond Equivalent Yield at period end.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.).

	December 31, 2010
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$343,203	$99.88	$99.82	3.62%	3.34%	17.50%	16.93%	14.34%	39.75%	50.25%	$204
Senior, interest only	$2,699,496	$5.88	$5.96	2.25%	14.45%	18.94%	17.14%	19.29%	49.15%	1.31%	$-
Subordinated	$1,197,998	$52.81	$53.04	2.59%	6.91%	18.01%	17.34%	21.41%	50.15%	24.53%	$1,820
Subordinated, interest only	$282,364	$10.11	$11.49	3.21%	9.73%	16.70%	16.63%	23.49%	44.15%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$6,094,172	$60.83	$71.53	5.77%	12.03%	14.61%	15.07%	33.17%	54.17%	6.69%	$69,478
Agency Mortgage-Backed Securities	$2,035,824	$103.30	$104.80	4.91%	4.23%	37.81%	33.41%	1.16%	0.00%	100.00%	$-

(1) Bond Equivalent Yield at period end.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.).

Based on the projected cash flows for our Non-Agency RMBS that are not of high credit quality, a portion of the original purchase discount is designated as Accretable Discount, which reflects the purchase discount expected to be accreted into interest income, and a portion is designated as Non-Accretable Difference, which represents the contractual principal on the security that is not expected to be collected. The amount designated as Non-Accretable Difference may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security is more favorable than previously estimated, a portion of the amount designated as Non-Accretable Difference may be accreted into interest income over time. Conversely, if the performance of a security is less favorable than previously estimated, the amounts designated as Non-Accretable Difference is increased with a corresponding amount recognized as an other-than-temporary impairment loss.

The following table presents changes to Accretable Discount and Non-Accretable Difference as it pertains to our entire Non-Agency RMBS portfolio for assets with purchase discounts for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	(dollars in thousands)
	Accretable Discount	Non-Accretable Difference	Accretable Discount	Non-Accretable Difference
Balance at beginning of period	$1,098,061	$1,879,475	$723,876	$1,257,451
Accretion of discount	(142,136)	-	(103,261)	-
Principal Writedowns	-	(181,227)	-	(71,502)
Purchases	(11,414)	265,384	925,626	1,612,441
Sales	12,821	(169,931)	(500,604)	(998,113)
Net other-than-temporary credit impairment losses	-	356,916	-	131,622
Transfers from credit reserve	503,869	(503,869)	176,728	(176,728)
Transfers to credit reserve	(285,182)	285,182	(124,304)	124,304
Balance at end of period	$1,176,019	$1,931,930	$1,098,061	$1,879,475

Critical Accounting Policies and Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies and accounting estimates are described in Note 2 to the Consolidated Financial Statements; critical accounting policies are described in this section. An accounting policy is considered critical if it requires management to make assumptions or judgments about matters that are highly uncertain at the time the accounting estimate was made or require significant management judgment in interpreting the accounting literature. If actual results differ from our judgments and assumptions, or other accounting judgments were made, this could have a significant and potentially adverse impact on our financial condition, results of operations and cash flows. These critical accounting policies were developed by management, and reviewed by our auditors, prior to being presented to and discussed with the Audit Committee of the Board of Directors.

The consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially adversely impact our results of operations and our financial condition. Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Non-Agency RMBS, valuation of Agency and Non-Agency RMBS and interest rate swaps and income recognition on Non-Agency RMBS.  Actual results could differ materially from those estimates.

Interest Income and Impairment on Non-Agency and Agency Residential Mortgage-Backed Securities

We invest in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans.  We delineate between (1) Agency RMBS and (2) Non-Agency RMBS as follows:  The Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae.  The Non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and are therefore subject to credit risk.

We hold our RMBS as available-for-sale, record these investments at estimated fair value as described in Note 5 of our consolidated financial statements, and include unrealized gains and losses considered to be temporary in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).  From time to time, as part of the overall management of our portfolio, we may sell any of our RMBS investments and recognize a realized gain or loss as a component of earnings in our Consolidated Statements of Operations and Comprehensive Income (Loss) utilizing the specific identification method.

Our accounting policies for recognition of interest income and other-than-temporary impairment related to RMBS are described in Note 2 of the consolidated financial statements. As noted therein, there are three different accounting models that may be applicable for purposes of the recognition of interest income and other-than-temporary impairments on RMBS, and include the following:

ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20) – applies to all Agency RMBS and certain Non-Agency RMBS of high credit quality that we expect to collect substantially all contractually required payments receivable at the time of purchase.

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) – applies to Non-Agency RMBS not of high credit quality that we do not expect to collect substantially all contractually required payments receivable at the time of purchase.

ASC 325-40, Beneficial Interests in Securitized Financial Assets (ASC 325-40) – applies to certain Non-Agency RMBS not of high credit quality that we expect to collect substantially all contractually required payments receivable at the time of purchase.

The determination of which accounting model to apply will have a significant impact on the amounts of interest income and other-than-temporary impairment losses reflected in the results of operations because each accounting model has different requirements regarding the cash flows used to calculate interest income and impairments (i.e., contractual cash flows vs. expected cash flows) and the manner of such calculations, and the impact of changes in prepayment assumptions on interest income or other-than-temporary impairment losses.

For Agency and Non-Agency RMBS accounted for under ASC 310-20, the amount of interest income recorded over the life of a security will be equal to the contractual cash flows of the security and the accretion/amortization of any purchase discount or premium. The amount of interest income reported in any particular financial reporting period will, however, vary depending on the actual and estimated prepayments on the security. For Agency RMBS purchased at a premium to the principal amount, increases in prepayment speeds will generally result in a reduction of the recorded amount of interest income in a particular financial reporting period whereas decreases in prepayment speeds will generally result in an increase in the amount of interest income in a particular financial reporting period. The opposite is generally the case for Agency RMBS purchased at a discount to the principal amount. That is, as prepayment speeds increase, interest income reported in a particular financial reporting period will generally increase, whereas interest income reported in a particular financial reporting period will generally decrease when prepayment speeds decline. However, volatility in the reported amount of interest income will result when there are significant changes in actual or future expected prepayment speeds regardless of the direction of those changes. This is because the accounting model that we apply under ASC 310-20 requires us to record a cumulative adjustment, on a retrospective basis from the acquisition date of the security, when there are changes in prepayment speeds. That cumulative adjustment at each reporting date is intended to reflect the most current estimate of the timing of prepayments over the life of the security (both actual prepayments that have occurred in the past and the timing of prepayments that will occur in the future).

Agency RMBS and Non-Agency RMBS accounted for under ASC 310-20 may experience an other-than-temporary impairment loss. The other-than-temporary impairment loss recognized in earnings will be calculated based on the present value of the contractual cash flows expected to be collected. Subsequent to recognition of an other-than-temporary impairment loss, we recognize income on these securities under ASC 310-30 as further described below.

For Non-Agency RMBS accounted for under ASC 310-30 or ASC 325-40, the reported amounts of interest income and other-than-temporary impairment are significantly impacted by management judgments around both the amount and timing of credit losses (defaults) and prepayments. Interest income on these Non-Agency RMBS is recognized initially and in subsequent periods based on the timing and amount of cash flows expected to be collected, as opposed to being based on contractual cash flows. The accounting models in ASC 310-30 and ASC 325-40 do not provide for delineations between individual changes in cash flow estimates based on expected defaults or prepayments. Said differently, we are required to consider the overall impact on the amount and timing of future cash flows whether due to changes in default expectations or prepayments in order to determine the amount of interest income to recognize. Furthermore, the overall impact on the amount and timing of future cash flows whether due to changes in default expectations or prepayments also impacts the amount of other-than-temporary impairment losses recognized in earnings.

Non-Agency RMBS accounted for under ASC 310-30 or ASC 325-40 are generally purchased at a discount to the principal amount. At the original acquisition date, we estimate the timing and amount of cash flows expected to be collected and calibrate the present value of those amounts to our purchase price. In each subsequent financial reporting period, we are required to revise our estimates of the remaining timing and amount of cash flows expected to be collected. Depending on the nature of the changes in the timing or amount of cash flows expected to be collected, whether due to changes in default expectations or prepayment assumptions, the following will occur:

●
If there is a positive change in the amount and timing of future cash flows expected to be collected from the previous estimate used for accounting purposes, the effective interest rate in future accounting periods may increase resulting in an increase in the reported amount of interest income in future periods.  A positive change in the amount and timing of future cash flows expected to be collected from the previous estimate used for accounting purposes must be considered significant for Non-Agency RMBS accounted for under ASC 310-30 for the effective interest rate in future accounting periods to increase.  An other-than-temporary impairment loss will not be recorded in earnings in the period we determine there is a positive change in the amount and timing of future estimated cash flows. A positive change in the amount and timing of future cash flows expected to be collected is considered to have occurred when the net present value of future cash flows expected to be collected has increased from the previous estimate. This can occur from a change in either the timing of when cash flows are expected to be collected (i.e., from changes in prepayment speeds or the timing of estimated defaults) or in the amount of cash flows expected to be collected (i.e., from declines in estimates of future defaults). Furthermore, a positive change could occur on an overall basis in situations where the positive impact of a change in the timing of cash flows exceeds the negative impact of increased defaults, or when the positive impact of a decline in estimated defaults exceeds the negative impact of an extension of the timing of receipt of cash flows.

●
If there is a negative (or adverse) change in the amount and timing of future cash flows expected to be collected from the previous estimate used for accounting purposes, and the securities’ fair value is below its amortized cost, an other-than-temporary impairment loss equal to the adverse change in cash flows expected to be collected, discounted using the securities’ effective rate before impairment, is required to be recorded in current period earnings. For Non-Agency RMBS accounted for under ASC 310-30, while the effective interest rate used to accrete interest income after an other-than-temporary impairment has been recognized will be the same, the amount of interest income recorded in future periods will decline because of the reduced amount of the amortized cost basis of the investment to which such effective interest rate is applied. Additionally, for Non-Agency RMBS accounted for under ASC 325-40, while the effective interest rate used to accrete interest income during the period directly after an other-than-temporary impairment has been recognized will be the same, the amount of interest income recorded in such future period will decline, absent an increase in cash flows expected to be collected, because of the reduced amount of the amortized cost basis of the investment to which such effective interest rate is applied.  An adverse change in the amount and timing of future cash flows expected to be collected is considered to have occurred when the net present value of future cash flows expected to be collected has decreased from the most previous estimate. This can occur from a change in either the timing of when cash flows are expected to be collected (i.e., from changes in prepayment speeds or the timing of estimated defaults) or in the amount of cash flows expected to be collected (i.e., from increases in estimates of future defaults). Furthermore, an adverse change could occur on an overall basis in situations where the negative impact of a change in the timing of cash flows exceeds the positive impact of a decline in estimated defaults, or when the negative impact of a increase in estimated defaults exceeds the positive impact of an shortening of the timing of receipt of cash flows.

Because the accounting models in ASC 310-30 and ASC 325-40 are impacted by both assumptions of prepayments and assumptions of credit losses (defaults), changes in the amounts of recorded interest income or other-than-temporary impairment losses over financial reporting periods cannot be considered to result solely from the impact of changes in the credit profile of the investment or solely from the impact of changes in prepayment speeds. Furthermore, while there may be some level of correlation between assumptions for defaults and prepayments as general market interest rates change, in the recent market conditions that correlation has not been direct and predictable.

Determination of appropriate accounting model for Non-Agency RMBS

As discussed in Note 2 to the consolidated financial statements, the determination of the appropriate accounting model for Non-Agency RMBS is dependent on management’s assessment and judgment related to the following factors made as of the acquisition date:

●	Our assessment of the credit quality of the asset, including its credit rating at the acquisition date and whether the security has experienced deterioration in credit quality since its inception.
●	Our assessment of the probability of collection of all contractual cash flows.
●	Our assessment of whether the security can be contractually prepaid such that we would not recover our initial investment.

The most critical judgment inherent in the determination of the appropriate accounting model is our assessment of the cash flows expected to be collected at the acquisition date. In making this accounting judgment, we consider expected defaults and prepayments as further described below.

Impact of prepayment assumptions on RMBS accounted for under ASC 310-20

Changes in actual prepayments will impact the amount of interest income recognized in each financial reporting period for RMBS accounted for under ASC 310-20. We estimate expected prepayment as further described below.

Impact of default and prepayment assumptions on Non-Agency RMBS accounted for under ASC 310-30 and ASC 325-40

Management judgments around the estimated amount and timing of defaults, and the timing of collection of cash flows (i.e., prepayments and the timing of defaults) will have a significant impact on the reported amount of interest income and other-than-temporary impairment losses. Furthermore, it is the combined impact of the assumptions for the amount and timing of cash flows from defaults and prepayments that will impact the reported amounts of interest income and other-than-temporary impairment losses.

Our estimate of cash flows expected to be collected related to Non-Agency RMBS is based on our review of the underlying securities or mortgage loans securing the RMBS.  We consider historical information available and expected future performance of the underlying securities or mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), Fitch, Inc. or DBRS Limited (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  However, the assumptions underlying these estimates are generally not based on observable market data, but rather reflects unobservable inputs based on management judgment. As a result, substantial judgment is used in our analysis to determine the cash flows expected to be collected related to Non-Agency RMBS.

In determining the OTTI related to credit losses for Non-Agency RMBS securities accounted for under ASC 310-30 and ASC 325-40, we compare the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the effective interest rate or effective yield used for income recognition purposes.

Variable Interest Entities

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.  For VIEs’ that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIEs’ economic performance may be determined by an entities’ involvement with the design of the VIE.

We use securitization trusts considered to be VIEs in securitization and re-securitization transactions.  Prior to January 1, 2010, these VIEs met the definition of Qualified Special Purpose Entities (“QSPE”) and, as such, were not subject to consolidation by us.  Effective January 1, 2010, all such VIEs were considered for consolidation based on the criteria in ASC 810, Consolidation.

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to seven consolidated variable interest entities, or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

We currently consolidate one whole loan securitization and six RMBS re-securitization transactions which are VIEs. The whole loan securitization contains jumbo prime whole loans we purchased during 2007 and 2008 and securitized shortly thereafter.  The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily what we classify as collateral backed by Alt-A first lien mortgages of 2005-2007 vintages.  We categorize collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when we purchased the security more typically resembles Alt-A.  We define Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.

Our determination to consolidate these seven VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the whole loan securitization, we determined that our ability to replace defaulting loans with performing loans resulted in us having the power that most significantly impacts the economic performance of the VIE. For the six consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these six entities.

Due to the consolidation of these VIEs, our actual ownership interests in the securitization and re-securitizations have been eliminated in consolidation and the Consolidated Statements of Financial Condition reflect both the assets held and non-recourse debt issued to third parties by these VIEs. In addition, our operating results and cash flows include the gross amounts related to the assets and liabilities of the VIEs as opposed to the actual economic interests we own in these VIEs. Our interest in these VIEs is restricted to the beneficial interests we retained in these transactions.  We are not obligated to provide any financial support to these VIEs.

Our Consolidated Statements of Financial Condition separately present: (i) our direct assets and liabilities, and (ii) the assets and liabilities of our consolidated securitization vehicles.  Assets of all consolidated VIEs can only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us.

We have aggregated all the assets and liabilities of the consolidated securitization vehicles due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful. The notes to our consolidated financial statements describe our direct assets and liabilities and the assets and liabilities of our consolidated securitization vehicles.  See Note 8 to our consolidated financial statements for additional information related to our investments in VIEs.

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ended December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income, if any, to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes. We may, however, be subject to certain state and local taxes and our Taxable REIT Subsidiaries are subject to federal, state and local taxes.

Fair Value Measurements

The “Fair Value Measurements and Disclosures” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP.  Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Valuation techniques for RMBS are based on models that consider the estimated cash flows expected to be collected from the underlying collateral and an estimated market-based yield reflective of the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speeds, the frequency and severity of defaults and attributes of the collateral underlying such securities.  Estimates of the fair value of RMBS are particularly sensitive to assumptions related to the expected timing of prepayments, the extent of defaults, and the severity of expected losses. Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value using pricing models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services, if available.

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III.  In connection with the Restatement, the Company reevaluated its historical conclusion regarding the Level in the fair value hierarchy in which the Non-Agency RMBS have been classified and determined that the Non-Agency RMBS market as a whole exhibited characteristics of an inactive market for all periods presented in this Form 10-K.  The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market.  The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy.

Our assets and liabilities which are measured at fair value are discussed in Note 5 to our consolidated financial statements.

Exposure to European Financial Counterparties

A significant portion of our Agency RMBS are financed with repurchase agreements.  We secure our borrowings under these agreements by pledging our Agency mortgage-backed securities as collateral to the lender. The collateral we pledge exceeds the amount of the borrowings under each agreement, typically with the extent of over-collateralization being at least 3% of the amount borrowed.  If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged assets, we are at risk of losing the over-collateralized amount.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

We also use interest rate swaps to manage our interest rate risks.  Under these swap agreements, we pledge Agency RMBS as collateral as part of a margin arrangement for interest rate swaps that are in an unrealized loss position.  If a counterparty were to default on its obligation, we would be exposed to a loss to a swap counterparty to the extent that the amount of our Agency mortgage-backed securities pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 6 financial institution counterparties as of December 31, 2011 that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  The following table summarizes our exposure to such counterparties at December 31, 2011:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$240,622	$-	$12,561	0.16%
Germany	1	341,471	(14,499)	23,685	0.31%
Netherlands	1	318,375	-	16,621	0.21%
Switzerland	2	491,215	(29,968)	26,288	0.34%
United Kingdom	1	252,164	-	8,713	0.11%
Total	6	$1,643,847	$(44,467)	$87,868	1.13%

(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrelated loss on swaps for each counterparty.

At December 31, 2011, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

If the European credit crisis continues to impact these major European financial institutions, it is possible that it will also impact the operations of their U.S. subsidiaries.  Our financings and operations could be adversely affected by such events.  We monitor our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions, financial relief plans, credit spreads or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair value of swaps with our counterparties.  We make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements or interest rate swaps, or may try to take other actions to reduce the amount of our exposure to a counterparty when necessary.

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

All prior results of operations presented below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Years Ended December 31, 2011, 2010 and 2009” have been revised to reflect the effects of the Restatement.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this report, interest expense includes net interest payments on interest rate swaps, which is presented as Realized gains (losses) on interest rate swaps in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Interest rate swaps are used to hedge the increase in interest paid on repurchase agreements.  Presenting the contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments.  This presentation depicts the economic value of our investment strategy, by showing actual interest expense and net interest income.  Where indicated, interest expense including interest payments on interest rate swaps, is referred to as economic interest expense.  Where indicated, net interest income including interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps	Equals: Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps	Equals: Economic Net Interest Income (1)
For the Year Ended December 31, 2011	$134,858	$15,929	$150,787	$570,166	$15,929	$554,223
For the Year Ended December 31, 2010	$146,448	$5,788	$152,236	$429,652	$5,788	$423,824
For the Year Ended December 31, 2009	$35,083	$-	$35,083	$252,600	$-	$252,523
For the Quarter Ended December 31, 2011	$30,696	$4,285	$34,981	$136,845	$4,285	$132,559
For the Quarter Ended September 30, 2011	$32,792	$4,500	$37,292	$152,789	$4,500	$148,289
For the Quarter Ended June 30, 2011	$35,793	$4,297	$40,090	$144,066	$4,297	$139,767
For the Quarter Ended March 31, 2011	$35,577	$2,847	$38,424	$136,466	$2,847	$133,608
(1) Excludes cash and cash equivalents.

Net Income (Loss) Summary

Our net income for the year ended December 31, 2011 was $137.3 million and earnings per basic share was $0.13. Our net income was generated primarily by interest income on our portfolio.  Our net income for the year ended December 31, 2010 was $248.4 million and earnings per basic share was $0.30.  Our net income for the year ended December 31, 2009 was $230.7 million and earnings per basic share was $0.46. The decrease in our net income and our net income per share for the year ended December 31, 2011 as compared to December 31, 2010 is primarily attributable to an increase in OTTI recognized in earnings on our Non-Agency RMBS.

During the year ended December 31, 2011, the Company recognized approximately $357.1 million of net other-than-temporary credit impairment losses in earnings related to Non-Agency RMBS with fair values below amortized cost.  The increase in OTTI is attributable to declines in the fair values of our Non-Agency RMBS and adverse changes in cash flows expected to be collected.  The adverse change in cash flows is mainly attributable to an increase in expected severities due to delays in the foreclosure process caused by regulatory changes, a deterioration in the credit enhancement on our Non-Agency RMBS, and slowing prepayment speeds, which result in a decrease in the present value of cash flows expected to be collected.

Other-than-temporary impairment charges, which were recognized on Non-Agency RMBS, reflect changes in our estimate of cash flows expected to be collected that include consideration of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows. At December 31, 2011, we had a gross unrealized loss of $355 thousand related to Agency RMBS and a gross unrealized loss of $153.9 million related to Non-Agency RMBS.  Impairments on Agency RMBS in an unrealized loss position at December 31, 2011 are considered temporary and not credit related. Unrealized losses on Non-Agency RMBS for which no OTTI was recorded during the year are considered temporary based on an estimate of the cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. Significant judgment is used both in the Company’s analysis of cash flows expected to be collected for its Non-Agency RMBS and any determination of the credit component of OTTI.  During the year ended December 31, 2010, we recognized impairment losses of $131.8 million through earnings related to Non-Agency RMBS. Refer to “Critical Accounting Policies and Estimates” above for more information regarding the recognition of OTTI.

Net income increased by $17.7 million for the year ended December 31, 2010 when compared to net income for the year ended December 31, 2009. We attribute the increase in net income to an increase of $171.3 million in economic net interest income on our portfolio of interest earning assets, which increased from $4.6 billion at December 31, 2009 to $8.0 billion at December 31, 2010.  The net increase in interest earning assets is primarily attributable to the consolidation of assets and liabilities of consolidated VIEs effective January 1, 2010. The increase in net interest income was largely offset by a decline in realized gains on sales of $101.6 million due to the adoption of ASC 810.

The table below presents the net income (loss) summary for the years ended December 31, 2011, 2010 and 2009.

Net Income (Loss)
(dollars in thousands)

	For the Year Ended

	December 31, 2011	December 31, 2010	December 31, 2009
Net Interest Income:
Interest income	$254,028	$103,360	$261,243
Less: interest expense	11,941	7,749	9,871

Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	450,996	472,740	26,440
Less: interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	122,917	138,699	25,212
Net interest income (expense)	570,166	429,652	252,600
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(418,119)	(295,386)	(290,228)
Non-credit portion of loss recognized in other comprehensive income (loss)	61,014	163,541	179,357
Net other-than-temporary credit impairment losses	(357,105)	(131,845)	(110,871)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(34,478)	(9,989)	-
Realized gains (losses) on interest rate swaps	(15,929)	(5,788)	-
Gains (losses) on interest rate swaps	(50,407)	(15,777)	-
Net unrealized gains (losses) on interest-only RMBS	(14,545)	3,846	2,920
Realized gains (losses) on sales of investments, net	54,353	17,333	118,915
Total other gains (losses)	(10,599)	5,402	121,835
Net investment income (loss)	202,462	303,209	263,564
Other expenses:
Management fee to affiliate	51,969	40,924	25,704
Provision for loan losses	5,291	7,109	3,102
General and administrative expenses	7,267	6,015	4,061
Total other expenses	64,527	54,048	32,867
Income (loss) before income taxes	137,935	249,161	230,697
Income taxes	606	756	1
Net income (loss)	$137,329	$248,405	$230,696

Net Interest Income and Average Earning Asset Yield

We had average earning assets of $11.4 billion, $8.5 billion and $4.3 billion for the years ended December 31, 2011, 2010 and 2009, respectively.  Our primary source of income is interest income earned on our assets.  Our interest income was $705.0 million, $576.1 million and $287.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The yield on our portfolio was 6.16%, 6.79% and 6.64% for the years ended December 31, 2011, 2010 and 2009, respectively.  For the year ended December 31, 2011 as compared to the year ended December 31, 2010, interest income increased by $128.9 million due to an increase in average interest earning assets of $2.9 billion, partially offset by a decrease in the yield on average earning assets of 63 basis points. Interest income for the year ended December 31, 2010 as compared to the year ended December 31, 2009, increased by $288.4 million due to an increase in average interest earning assets of $4.1 billion.

Our economic net interest income, which equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on interest rate swaps, totaled $554.2 million and $423.8 million for the years ended December 31, 2011 and 2010, respectively.  Our net interest spread, which equals the yield on our average assets for the period less the economic average cost of funds for the period, was 3.64% and 2.78% for the years ended December 31, 2011 and 2010, respectively.  We attribute the increase in economic net interest income in 2011 compared to 2010 to the increase in interest earning assets following our 2010 secondary offerings.

Our economic net interest income totaled $423.8 million and $252.5 million for the years ended December 31, 2010 and December 31, 2009, respectively.  Our net interest rate spread declined from 4.61% to 2.78% for the year ended December 31, 2009 as compared to the year ended December 31, 2010.  We attribute the increase in economic net interest income to the significant increase in our portfolio of interest earning assets.  We attribute the decrease in the net interest rate spread to the higher interest expense associated with our non-recourse debt.

The table below shows our average earning assets held, total interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense (including the effect of realized losses on interest rate swaps), average cost of funds, economic net interest income, and net interest rate spread for the years ended December 31, 2011, 2010 and 2009 and the four quarters in 2011.

Economic Net Interest Income

	Average Earning Assets Held (1)	Interest Earned on Assets (1)	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Average Cost of Funds	Economic Net Interest Income (1) (2)	Net Interest Rate Spread
(Ratios have been annualized, dollars in thousands)
For the year ended December 31, 2011	$11,438,442	$705,010	6.16%	$5,989,117	$150,787	2.52%	$554,223	3.64%
For the year ended December 31, 2010	$8,479,109	$576,060	6.79%	$3,793,049	$152,236	4.01%	$423,824	2.78%
For the year ended December 31, 2009	$4,328,892	$287,606	6.64%	$1,724,698	$35,083	2.03%	$252,523	4.61%
For the quarter ended December 31, 2011	$10,636,688	$167,540	6.30%	$5,317,006	$34,981	2.63%	$132,559	3.67%
For the quarter ended September 30, 2011	$11,803,044	$185,581	6.29%	$6,390,222	$37,292	2.33%	$148,289	3.96%
For the quarter ended June 30, 2011	$12,078,396	$179,857	5.96%	$6,560,926	$40,090	2.44%	$139,767	3.52%
For the quarter ended March 31, 2011	$11,235,639	$172,032	6.12%	$5,688,313	$38,424	2.70%	$133,608	3.42%

(1) Excludes cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps.

Economic Interest Expense and the Cost of Funds

We had average borrowed funds of $6.0 billion, $3.8 billion and $1.7 billion and total economic interest expense of $150.8 million, $152.2 million and $35.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Our average cost of funds was 2.52%, 4.01% and 2.03% for the years ended December 31, 2011, 2010 and 2009, respectively.   The average cost of funds rate decreased by 149 basis points and the average borrowed funds increased by $2.2 billion during the year ended December 31, 2011, when compared to the year ended December 31, 2010. We attribute the decrease in the annualized cost of funds to the increase of Agency RMBS versus Non-Agency RMBS financed over the period as well as to the general decline in the rate charged to finance our assets held in securitization and re-securitization trusts.

The average cost of funds rate increased by 198 basis points and the average borrowed funds increased by $2.1 billion during the year ended December 31, 2010, when compared to the year ended December 31, 2009. We attribute the increase in the annualized cost of funds rate and average borrowed funds due to the increase in securitized debt associated with our consolidated VIEs.

The borrowing rate at which we are able to finance our assets using repurchase agreements is typically correlated to LIBOR and the term of the financing.  The table below shows our average borrowed funds, economic interest expense, average cost of funds (inclusive of realized losses on interest rate swaps), average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the years ended December 31, 2011, 2010 and 2009 and the four quarters in 2011.

Average Cost of Funds
	Average Borrowed Funds	Economic Interest Expense (1)	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR In Excess of Average Six- Month LIBOR	Average Cost of Funds In Excess of Average One- Month LIBOR	Average Cost of Funds In Excess of Average Six- Month LIBOR
(Ratios have been annualized, dollars in thousands)
For the year ended December 31, 2011	$5,989,117	$150,787	2.52%	0.23%	0.51%	(0.28%)	2.29%	2.01%
For the year ended December 31, 2010	$3,793,049	$152,236	4.01%	0.27%	0.52%	(0.25%)	3.74%	3.49%
For the year ended December 31, 2009	$1,724,698	$35,083	2.03%	0.33%	1.11%	(0.78%)	1.70%	0.92%
For the quarter ended December 31, 2011	$5,317,006	$34,981	2.63%	0.26%	0.68%	(0.42%)	2.37%	1.95%
For the quarter ended September 30, 2011	$6,390,222	$37,292	2.33%	0.21%	0.47%	(0.26%)	2.12%	1.86%
For the quarter ended June 30, 2011	$6,560,926	$40,090	2.44%	0.20%	0.42%	(0.22%)	2.24%	2.02%
For the quarter ended March 31, 2011	$5,688,313	$38,424	2.70%	0.26%	0.46%	(0.20%)	2.44%	2.24%

(1) Includes effect of realized losses on interest rate swaps.

Gains and Losses on Sales of Assets

During the year ended December 31, 2011, we sold RMBS with a carrying value of $2.6 billion for realized gains of $54.4 million. During the year ended December 31, 2010, we sold RMBS with a carrying value of $878.9 million for realized gains of $17.3 million. During the year ended December 31, 2009, we sold RMBS with a carrying value of $1.7 billion for realized gains of $118.9 million.

Secured Debt Financing Transactions

During the year ended December 31, 2011, we financed $306.6 million of AAA-rated fixed rate bonds related to previously executed re-securitization transactions by selling the bonds to third party investors for net proceeds of $311.0 million.

During the year ended December 31, 2010, we transferred $3.7 billion in principal value of our RMBS to the CSMC 2010-1R, CSMC 2010-11R, and CSMC 2010-12R Trusts in re-securitization transactions.  These transactions were recorded as secured financings pursuant to ASC Topic 860.  During the year ended December 31, 2010, we financed through these transactions $1.3 billion of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $1.3 billion.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $52.0 million, $40.9 million and $25.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The management fee is based on our stockholders’ equity and the increase in the management fee of $11.0 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 resulted from the increased equity for the full 2011 calendar year due to the completion of secondary offerings of common stock during 2010.  Our management fee increased by $15.2 million for the year ended December 31, 2010, when compared to the year ended December 31, 2009.  We attribute the increase in management fees recorded during the year ended December 31, 2010, when compared to the year ended December 31, 2009, to the increase in stockholders’ equity resulting from our April, June and November 2010 secondary offerings.

General and administrative (or G&A) expenses were $7.3 million, $6.0 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Our G&A expenses increased by $1.3 million for the year ended December 31, 2011, when compared to the year ended December 31, 2010, due to increases in information and research, custodial/holding fees as well as reimbursement to FIDAC for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.  Our G&A expenses increased by $2.0 million for the year ended December 31, 2010, when compared to the year ended December 31, 2009, largely due to greater information and research costs as well as reimbursement to FIDAC for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

Our Manager has agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency residential mortgage-backed securities portfolio (the “Evaluation”); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees for the year ended December 31, 2011),  outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

Total expenses as a percentage of average total assets were 0.75%, 0.74% and 0.90% for the years ended December 31, 2011, 2010 and 2009, respectively.

From our inception through 2009, FIDAC waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.  During the year ended December 31, 2011 and 2010, we reimbursed FIDAC approximately $625 thousand and $465 thousand for such expenses, respectively.

The table below shows our total management fee, and General and Administrative (“G&A”) expenses as compared to average total assets and average equity for the years ended December 31, 2011, 2010 and 2009 and the four quarters in 2011.

Management Fees, G&A Expenses and Operating Expense Ratios

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the year ended December 31, 2011	$59,236	0.75%	1.76%
For the year ended December 31, 2010	$46,939	0.74%	1.62%
For the year ended December 31, 2009	$29,765	0.90%	2.04%
For the quarter ended December 31, 2011	$14,945	0.68%	1.87%
For the quarter ended September 30, 2011	$15,082	0.61%	1.78%
For the quarter ended June 30, 2011	$14,972	0.59%	1.72%
For the quarter ended March 31, 2011	$14,237	0.62%	1.58%

Net Income (Loss) and Return on Average Equity

Our net income was $137.3 million, $248.4 million and $230.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The table below shows our economic net interest income, realized gains (losses) on sale of assets and OTTI, realized and unrealized gains (losses) on interest rate swaps and IOs, total management fee and G&A expenses, income tax, each as a percentage of average equity, and the return on average equity for the years ended December 31, 2011, 2010 and 2009 and the four quarters in 2011.  Our return on average equity decreased from 8.56% for the year ended December 31, 2010 to 4.08% for the year ended December 31, 2011 primarily due to an increase in OTTI credit losses recognized in earnings and net unrealized losses on interest-only RMBS. Our return on average equity decreased from 15.80% for the year ended December 31, 2009 to 8.56% for the year ended December 31, 2010 primarily due to an increase in OTTI credit losses recognized in earnings, and a decline in realized gains as a result of the adoption of ASC 810 on January 1, 2010.  The increase in OTTI credit losses recognized in earnings in 2011 and 2010 is directly attributable to Non-Agency RMBS with fair values below amortized cost that experienced an adverse change in cash flow expectations.

Components of Return on Average Equity
	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Income Tax/Average Equity	Return on Average Equity
	(Ratios have been annualized)

For the year ended December 31, 2011	16.47%	(9.16%)	(1.46%)	(1.76%)	(0.02%)	4.08%
For the year ended December 31, 2010	14.60%	(4.19%)	(0.21%)	(1.62%)	(0.02%)	8.56%
For the year ended December 31, 2009	17.30%	0.33%	0.20%	(2.04%)	0.00%	15.80%
For the quarter ended December 31, 2011	16.59%	(7.82%)	(1.55%)	(1.87%)	0.00%	5.35%
For the quarter ended September 30, 2011	17.49%	(17.75%)	(5.06%)	(1.78%)	0.02%	(7.08%)
For the quarter ended June 30, 2011	16.04%	(7.23%)	(0.87%)	(1.72%)	(0.01%)	6.19%
For the quarter ended March 31, 2011	14.81%	(3.55%)	1.55%	(1.58%)	(0.07%)	11.16%
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

To meet our longer term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, and proceeds from equity offerings.  As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we are not eligible to file a new Form S-3 registration statement or use our existing Form S-3 registration statements for issuances until filings with the SEC have been timely made for a full year.  Our ineligibility to use Form S-3 during this time period will have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective.

In addition to the principal sources of capital described above, we may reenter into warehouse facilities, use commercial paper, term financing CDOs, and longer dated structured repurchase agreements.  The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $206.3 million, $7.2 million and $24.3 million at December 31, 2011, 2010 and 2009, respectively.

Our operating activities provided net cash of approximately $447.7 million, $322.0 million and $168.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The cash provided by operating activities increased for the year ended December 31, 2011 when compared to the year ended December 31, 2010 due to the increase in net interest income earned on the portfolio which resulted from the increase in average interest earning assets to $11.4 billion for the year ended December 31, 2011 as compared to $8.5 billion for year ended December 31, 2010.  The cash provided by operating activities increased for the year ended December 31, 2010 when compared to the year ended December 31, 2009 due to the increase in net interest income earned on the portfolio which resulted from the increase in average interest earning assets to $8.5 billion for the year ended December 31, 2010 as compared to $4.3 billion for the year ended December 31, 2009 that was primarily attributable to the consolidation of VIEs.

Our investing activities used net cash of $114.1 million, $1.6 billion and $2.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively.  During the year ended December 31, 2011 we utilized cash to purchase $4.2 billion in securities which were offset by proceeds from asset sales of $2.6 billion and principal payments of $1.4 billion.  During the year ended December 31, 2010 we utilized cash to purchase $4.0 billion in securities which were offset by proceeds from asset sales of $896.3 million and principal payments of $1.5 billion.  The decrease in cash used for investing activities for the year ended December 31, 2011 when compared to the year ended December 31, 2010 is the result of increased sales of RMBS during 2011. During the year ended December 31, 2009 we utilized cash to purchase $5.3 billion in securities which were offset by proceeds from asset sales of $1.9 billion and principal payments of $656.9 million. The decrease in cash used for investing activities for the year ended December 31, 2010 when compared to the year ended December 31, 2009 is the result of increased principal payments on our investment portfolio.

Our financing activities used net cash of $134.5 million for the year ended December 31, 2011 and provided net cash of $1.2 billion and $2.6 billion for the years ended December 31, 2010 and 2009, respectively.  The year ended December 31, 2011 reflected net proceeds on repurchase agreements of $864.2 million as compared to net payments on repurchase agreements of $166.6 million for the year ended December 31, 2010 and net proceeds from repurchase agreements of $1.4 billion for the year ended December 31, 2009.  In addition, the year ended December 31, 2011 reflected net payments on securitized debt borrowings of $414.8 million as compared to proceeds from securitized debt borrowings of $615.1 million for the year ended December 31, 2010.   There were no secondary stock offerings during the year ended December 31, 2011 and secondary stock offerings provided net proceeds of $1.3 billion for the year ended December 31, 2010 and net proceeds of $1.5 billion for the year ended December 31, 2009.  The decrease in cash provided by financing activities for the year ended December 31, 2011 is primarily due to proceeds from non-recourse financing transactions that occurred during the year ended December 31, 2010.  The decrease in cash provided by financing activities for the year ended December 31, 2010 is primarily due to proceeds from repurchase agreements and common stock offerings during the year ended December 31, 2009.  Recourse leverage increased to 0.9:1 at December 31, 2011 as compared to 0.5:1 at December 31, 2010 reflective of the increase in financed Agency RMBS.

We expect to continue to finance our activities in a manner that is consistent with our current operations largely through repurchase agreements.  During the year ended December 31, 2011, we received $1.4 billion from principal repayments and used leverage on our Agency RMBS which provided approximately $864.2 million in cash.  In addition, we may from time to time sell securities as a source of cash to fund new purchases.

At December 31, 2011 and December 31, 2010, the remaining maturities on our RMBS repurchase agreements is presented below.

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Overnight	$-	$-
1-29 days	1,368,945	232,265
30 to 59 days	836,007	970,394
60 to 89 days	-	545,442
90 to 119 days	171,836	60,696
Greater than or equal to 120 days	296,201	-
Total	$2,672,989	$1,808,797

We collateralize the repurchase agreements we use to finance our operations with RMBS.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which vary from lender to lender.  A haircut is a percentage that is subtracted from the par value of RMBS that collateralizes the financing. The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS values occur.  At December 31, 2011, the weighted average haircut on our repurchase agreements was 5%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the release of updated factors from the trustees of the trusts which issued the RMBS we own. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers of the mortgages underlying the trusts. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset values. Each counterparty may calculate or manage these margin calls differently. In addition, when financing assets using standard form of Securities Industry and Financial Markets Association Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the asset values in aggregate exceeds their allowable exposure to us.  A decline in asset values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average repurchase balance during the period and repurchase balance at each period end for the fiscal years ended December 31, 2011 and 2010 and for the quarters ended December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011.  Our balance at period end tends to have little fluctuation from the average balances except in periods where we are adjusting the size of our portfolio using leverage.  For example, subsequent to our completion of a secondary offering of common stock during the fourth quarter of 2010, our quarter end repurchase balance increased compared to our average repurchase balance.  Our repurchase agreement balance at December 31, 2011 decreased compared to our average repurchase agreement balance for the quarter ended December 31, 2011 due to sales of Agency RMBS during the fourth quarter of 2011.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Year Ended December 31, 2011	$3,843,683	$2,672,989
Year Ended December 31, 2010	$1,892,100	$1,808,797
Quarter Ended December 31, 2011	$3,379,539	$2,672,989
Quarter Ended September 30, 2011	$4,301,251	$4,171,190
Quarter Ended June 30, 2011	$4,308,787	$4,320,487
Quarter Ended March 31, 2011	$3,385,155	$3,870,407

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2011 and December 31, 2010 our total debt was approximately $4.5 billion and $4.1 billion, which represented a debt-to-equity ratio of approximately 1.5:1 and 1.1:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end.  Our borrowings at period end are a snapshot of borrowing as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own that are pledged as collateral under our repurchase agreements pay principal and interest on the 15th or 25th of each month (or the next business day if such a day is on a weekend or is a holiday) and the mortgage-backed securities we purchase under repurchase agreements are typically settled on the 12th of each month (or the next business day).  As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings.  Moreover, our borrowings will change as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Furthermore, our borrowings will change during periods when we conduct capital raises, and in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provides a more accurate representation of our exposure to the risks associated with leverage.

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the year ended December 31, 2011. As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we will not be able to issue shares of our common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

On September 24, 2009, we implemented a dividend reinvestment and share purchase plan, or DRSPP.  The DRSPP provided holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock.  The DRSPP was administered by the Administrator, Computershare. During the year ended December 31, 2011 we raised $964 thousand by issuing 278,000 shares through the DRSPP.  During the year ended December 31, 2010 we raised $263 thousand by issuing 68,000 shares through the DRSPP.  The DRSPP was suspended when we were no longer current on our filings.  As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we will not be able to issue shares of our DRSPP until filings with the SEC have been timely made for a full year.

During the year ended December 31, 2011 we declared dividends to common shareholders totaling $523.5 million, or $0.51 per share.  During the year ended December 31, 2010, we declared dividends to common shareholders totaling $577.5 million, or $0.69 per share.

The Board of Directors determined that there will be a regular quarterly dividend of $0.09 per share for each of the first quarter and second quarter of 2013. The Board of Directors will review this program after the conclusion of the second quarter of 2013.

There was no preferred stock issued or outstanding as of December 31, 2011 and December 31, 2010.

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

From our initial public offering through November 28, 2012, we paid our Manager a management fee quarterly in arrears in an amount equal to 1.50% per annum, calculated quarterly, of our stockholders’ equity.

For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of such quarter  (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, and less any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income, or OCI, or loss, or in net income).  This amount is adjusted to exclude one-time events pursuant to changes in GAAP, and certain non-cash charges after discussions between our Manager and our independent directors and approved by a majority of our independent directors.  The management fee will be reduced, but not below zero, by our proportionate share of any CDO base management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs.  The management fee is payable independent of the performance of our investment portfolio.

The independent members of the Board of Directors have agreed with our Manager to reduce the management fee to 0.75% from 1.50% per annum. The reduction is effective as of November 28, 2012, and will remain in effect until we are current on all of our filings required under the Securities Exchange Act of 1934.

March 2013 Amendment to Management Agreement

In an amendment to the management agreement that was entered into in March 2013, we and our Manager formalized and memorialized the agreement to reduce the management fee payable to our Manager to 0.75% from 1.50% per annum effective as of November 28, 2012 until we are current on all of our filings required under the Securities Exchange Act of 1934.

In addition to the fee reduction in the amendment to the management agreement that was entered into in March 2013, our Manager agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency residential mortgage-backed securities portfolio (the “Evaluation”); (2) restate our financial statements for the period covered by the Restatement Period (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees for the year ended December 31, 2011), outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

In the amendment to the management agreement that was entered into in March 2013, our Manager also agreed to remove the criteria by which the Independent Directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement such that termination may now occur in the sole discretion of the Independent Directors or holders of a majority of the outstanding share of common stock (other than those held by Annaly or its affiliates) and for any or no reason.

In the amendment to the management agreement, our Manager has also agreed that we may terminate the management agreement pursuant to its terms without the payment of any termination fee.

The amendment to the management agreement also changes the definition of what events constitute “cause” for which we may terminate the management agreement and the notice period required for any such termination to provide us the right to terminate the management agreement effective immediately if (i) the Manager engages in any act of fraud, misappropriation of funds, or embezzlement against us, (ii) there is an event of any gross negligence on the part of the Manager in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to the Manager’s bankruptcy or insolvency, (iv) there is a dissolution of the Manager, or (v) the Manager is convicted of (including a plea of nolo contendere) a felony.

Fees Paid Under the Management Agreement

For the years ended December 31, 2011, 2010 and 2009, our Manager earned management fees of $52.0 million, $40.9 million and $25.7 million, respectively and received expense reimbursement of $625 thousand, $465 thousand and $0, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees and charges in return for such services. RCap may also provide brokerage services to us from time to time.  During the year ended December 31, 2011, fees paid to RCap were $162 thousand.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to our Manager’s employees and members of our board of directors during the year ended December 31, 2008.  During the years ended December 31, 2011 and 2010, 126,000 and 146,000 shares of restricted stock we had awarded to our Manager’s employees vested and 2,000 and 21,000 shares were forfeited, respectively.  We did not grant any incentive awards during the year ended December 31, 2011.  At December 31, 2011 and 2010 there were approximately 758,000 and 885,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the years ended December 31, 2011, 2010 and 2009, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $451 thousand, $490 thousand, and $451 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2011 and December 31, 2010.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.

December 31, 2011
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$2,672,989	$-	$-	$-	$2,672,989
Securitized debt	488,886	598,921	276,966	404,385	1,769,158
Interest expense on RMBS repurchase agreements (1)	1,349	-	-	-	1,349
Interest expense on securitized debt (1)	79,558	107,369	69,826	244,069	500,822
Total	$3,242,782	$706,290	$346,792	$648,454	$4,944,318
(1) Interest is based on variable rates in effect as of December 31, 2011.

December 31, 2010
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,808,797	$-	$-	$-	$1,808,797
Securitized debt	634,988	831,306	305,953	417,976	2,190,223
Interest expense on RMBS repurchase agreements (1)	1,223	-	-	-	1,223
Interest expense on securitized debt (1)	86,453	113,635	68,335	171,042	439,465
Total	$2,531,461	$944,941	$374,288	$589,018	$4,439,708

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

Capital Resources

At December 31, 2011 and 2010, we had no material commitments or capital expenditures.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income (subject to certain adjustments). We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our financing facilities, we must first meet any operating requirements and scheduled debt service on our financing facilities and other debt payable.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and financial condition are measured with reference to historical cost and/or fair market value without considering inflation.

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of December 31, 2011 and 2010.  We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the years ended December 31, 2011 and 2010.  Consequently, we met the REIT income and asset test for these periods. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of December 31, 2011 and 2010, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become regulated as an investment company under the 1940 Act.  If we were to become regulated as an investment company, our ability to use leverage would be substantially reduced.

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

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  The Company is monitoring developments related to this matter.

We calculate that as of December 31, 2011 and December 31, 2010, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

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

Credit Risk

We are subject to credit risk in connection with our investments in Non-Agency RMBS and residential whole loans and face more credit risk on assets we own which are rated below ‘‘AAA’’. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles and loan characteristics. FIDAC uses a comprehensive credit review process. FIDAC’s analysis of loans includes borrower profiles, as well as valuation and appraisal data. FIDAC uses compensating factors such as liquid assets, low loan to value ratios and job stability in evaluating loans.  FIDAC’s resources include a proprietary portfolio management system, as well as third party software systems. FIDAC may utilize a third party due diligence firm to perform an independent underwriting review to insure compliance with existing guidelines. In addition to statistical sampling techniques, FIDAC creates adverse credit and valuation samples, which we individually review. FIDAC rejects loans that fail to conform to our standards. FIDAC accepts only those loans which meet our underwriting criteria. Once we own a loan, FIDAC’s surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. Additionally, the Non-Agency RMBS and other ABS which we acquire for our portfolio are reviewed by FIDAC to ensure that they satisfy our risk based criteria. FIDAC’s review of Non-Agency RMBS and other ABS includes utilizing its proprietary portfolio management system. FIDAC’s review of Non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on Non-Agency RMBS and other ABS present.  This analysis includes an evaluation of the collateral characteristics supporting the RMBS such as borrower payment history, credit profiles, geographic concentrations, credit enhancement, seasoning, and other pertinent factors.

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

Interest Rate Effects on Net Interest Income

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

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisitions of Agency RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and RMBS. Thus, in most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this 2011 Form 10-K.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value for our Agency RMBS portfolio should interest rates go up or down 25, 50, and 75 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at December 31, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

	December 31, 2011
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
-75 Basis Points	5.31%	1.31%
-50 Basis Points	3.16%	1.10%
-25 Basis Points	1.38%	0.58%
Base Interest Rate	-	-
+25 Basis Points	(0.93%)	(0.62%)
+50 Basis Points	(2.03%)	(1.33%)
+75 Basis Points	(3.57%)	(2.13%)

Prepayment Risk

As we receive prepayments of principal on these investments, premiums and discounts on such investments will be amortized or accreted against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the investments. Decreases in prepayment rates will generally have the effect of reducing the amortization of premiums and accretion of discounts, thereby resulting in an increase and reduction of interest income, respectively.

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

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income if no OTTI has been recognized in earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, prepayment speeds, market liquidity, credit quality, and other factors.  Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.  As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted.

Real Estate Market Risk

We own assets secured by real property and may own real property directly in the future.  Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to incur losses.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2011.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,554,086	$1,488,534	$1,430,601	$9,807,795	$14,281,016
Cash equivalents	206,299	-	-	-	206,299
Total rate sensitive assets	1,760,385	1,488,534	1,430,601	9,807,795	14,487,315

Rate sensitive liabilities	1,336,728	862,959	176,668	1,238,665	3,615,020
Interest rate sensitivity gap	$423,657	$625,575	$1,253,933	$8,569,130	$10,872,295

Cumulative rate sensitivity gap	$423,657	$1,049,232	$2,303,165	$10,872,295
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	3%	7%	16%	75%

Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions.  These analyses rely on models which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this 2011 Form 10-K.  These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages beginning on F-1 of this 2011 Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Deloitte & Touche LLP, or Deloitte, is our independent registered public accounting firm from our formation in June 2007 through the year ended December 31, 2011.  During this time, Deloitte and its affiliated entities, or D&T, performed accounting and auditing services for us.

On March 11, 2012, our audit committee approved the dismissal of Deloitte as the Company’s independent registered public accounting firm, effective as of the date of Deloitte’s completion of the audit services for the fiscal year ended December 31, 2011 and this filing of the annual report on Form 10-K.  Upon the effectiveness of the dismissal of Deloitte, the Company will file an amendment to its current report Form 8-K to update the disclosures required by Item 4.01 of Form 8-K.

Item 9A.  Controls and Procedures

(a)	Restatement

As previously disclosed, we performed an evaluation of our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio.  Our evaluation related to the accounting for our Non-Agency RMBS portfolio under Financial Accounting Standards Board Accounting Standards Codification (ASC) Subtopic 320-10, Investments – Debt and Equity Securities (“ASC 320-10”), ASC Subtopic 310-20, Nonrefundable Fees and Other Costs (ASC 310-20), ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), and ASC Subtopic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The evaluation was conducted by senior management under the supervision of our Audit Committee.

As described above under the caption “Explanatory Note,” and elsewhere in this 2011 Form 10-K, we are restating  our previously issued (i) consolidated statement of financial condition included in our Annual Report on Form 10-K for the year ended December 31, 2010 and (ii) consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years ending December 31, 2010 and 2009, including the cumulative effect of the Restatement on retained earnings (accumulated deficit) as of the earliest period presented.  We do not plan to file an amended version of any previously filed reports on Forms 10-K or 10-Q in connection with the Restatement.

The Restatement also impacted each of the quarters for the periods beginning with the Company’s inception in November 2007 through the quarter ended September 30, 2011.  The interim periods for the years ended December 31, 2008 and 2007 are not included in this 2011 Form 10-K.

In this 2011 Form 10-K, the annual and interim periods from the Company’s inception in 2007 through the quarter ended September 30, 2011 are collectively referred to as the “Restatement Period.”  References to the “Company,” “Chimera,” “we,” “our” and “us” in this 2011 Form 10-K refer to Chimera Investment Corporation together, in each case, with our subsidiaries unless the context suggests otherwise.

The impact of the Restatement is included in this 2011 Form 10-K, and is more specifically described in  the Explanatory Note and in Notes 16 and 17 of the Notes to the Consolidated Financial Statements, “Item 6 – Selected Financial Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All references to prior periods included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to reflect the effects of the Restatement.

(b)   Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer,  reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this 2011 annual report.   As described below, management has identified a material weakness in certain components of our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the controls over the selection, application and review of the implementation of accounting policies to ensure recorded amounts and disclosures are in accordance with US generally accepted principles were not effective as of December 31, 2011.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that internal controls over financial reporting and disclosure were not effective as of December 31, 2011 due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified the following material weakness in our internal control over financial reporting as of December 31, 2011: As of December 31, 2011, the design and operating effectiveness of controls over the selection, application and review of the implementation of accounting policies to ensure amounts recorded and disclosed were fairly stated in accordance with GAAP were insufficient.  Specifically, we determined that our resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for the complexity of the Company’s investments in Non-Agency RMBS securities, Interest-Only Strips, impairment of securitized loans held for investment, and related disclosures in accordance with generally accepted accounting principles.  Additionally, although the Restatement did not result in changes to historical estimates of the fair value of our investments in RMBS or our estimates of the related cash flows expected to be collected that serve as a basis for our estimates of fair value and income recognition, our review controls over significant estimates and the financial reporting process were not designed precisely enough to prevent or detect a material misstatement.  Specifically, there was no precise and direct independent review and validation of inputs used in significant estimates such as the determination of the fair value, impairment, or interest income related to our investments in RMBS and securitized loans held for investment. There was no evidence of an independent validation of calculations used in significant accounting estimates to ensure the accounting policies were appropriately implemented. In addition, there was no evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements by a person, other than the preparer, with the necessary competency and authority. As a result, income and other-than-temporary impairment related to certain Non-Agency RMBS were materially misstated as described in the Restatement overview above. This material weakness resulted in the Restatement.  Due to the material weakness, management has concluded that we did not maintain an effective internal control over financial reporting as of December 31, 2011, based on criteria established in the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

 (d)   Changes in Internal Control over Financial Reporting

In response to the material weakness described above, during the fourth quarter of 2011, the Company engaged a leading accounting firm to advise management with respect to accounting standards research support and engaged a leading professional services organization specializing in accounting and reporting matters to aid management with key facets of the Restatement.  On a going forward basis, the Company will benefit from enhanced review and approval procedures over the accounting for certain Non-Agency RMBS and from the hiring, during March 2012, of an experienced technical accounting subject matter resource with over 13 years of public accounting experience with the largest public accounting firms who now serves as the Company’s Chief Accounting Officer (CAO).

For these and other reasons, notwithstanding the material weakness noted above, our management, based upon the substantial work performed during the restatement process, has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

After the issuance of the interim financial statements for the third quarter of 2011, our management met more frequently with the Audit Committee of the Company’s Board of Directors to update them on the Restatement efforts. The Audit Committee, assisted by independent legal counsel and outside accounting experts engaged by its counsel, has initiated an internal investigation into the facts and circumstances leading to the restatement of the Company’s financial statements and will make recommendations for appropriate remedial measures based on its findings.  This investigation is ongoing and the Audit Committee has not presented a final recommendation to the Board of Directors.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our directors and officers as of February 28, 2013.

Directors

We have three classes of directors.  Our Class I directors serve until our annual meeting of stockholders for 2014.  Our Class II directors to be elected at our next annual meeting will serve until our annual meeting of stockholders in 2015 and our Class III directors serve until our annual meeting of stockholders for 2013.  Set forth below are the names and certain information on each of our directors.

Class I Directors

Paul Donlin, age 51, was appointed as one of our Class I Directors and our Nonexecutive Chairman of the Board of Directors on November 15, 2007.  Mr. Donlin left Citigroup in 2007, after a career that spanned 21 years.  For the previous 10 years at Citigroup, Mr. Donlin was in the securitization business, with his most recent position being the Head of Global Securitization in the Global Securitized Markets Business within Fixed Income.  Earlier in his career at Citigroup, Mr. Donlin managed the Structured Finance and Advisory Unit of Citigroup’s Private Bank.  None of the corporations or organization that have employed Mr. Donlin during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Donlin has an M.B.A. from Harvard University and a Bachelor’s Degree from Georgetown University.

The Board believes that Mr. Donlin’s qualifications include, among other things, his significant experience in the residential mortgage-backed securities market from his years of management and oversight of securitization activities and his expertise in financial matters.

Mark Abrams, age 64, was appointed as one of our Class I Directors on November 15, 2007.  Mr. Abrams served as Chief Investment Officer of the Presidential Life Insurance Company from November 2003 to December 2012 and as Executive Vice President from 2005 to December 2012.  He was Senior Vice President of the Presidential Life Insurance Company from 2001 to 2005 and before that, Mr. Abrams served as Vice President of the Presidential Life Insurance Company since October 1994.  None of the corporations or organizations that have employed Mr. Abrams during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Abrams has a Bachelor’s Degree from Hobart College.

The Board believes that Mr. Abrams’s qualifications include, among other things, his experience as a chief investment officer and his prior board experience with other companies.

Gerard Creagh, age 54, was appointed as one of our Class I Directors effective as of April 1, 2010 to fill a newly created directorship on the board of directors when it expanded from five to eight members.  Since May 2011, Mr. Creagh has served as a Managing Partner at CVC Advisers LLC, a financial consulting firm.  From September 2005 through April 2010, Mr. Creagh served as the president and a member of the board of directors of Duff & Phelps Corporation.  From September 2005 to September 2007, Mr. Creagh served as President of Duff & Phelps Acquisitions, LLC.  Prior to its merger with Duff & Phelps in September 2005, Mr. Creagh served as executive managing director of Standard & Poor's Corporate Value Consulting practice.  Mr. Creagh joined Standard & Poor’s from PricewaterhouseCoopers, where he held the position of North American Valuation Services practice leader.  Mr. Creagh previously served as the U.S. leader for the Valuation Practice of Coopers & Lybrand.  None of the corporations or organizations that have employed Mr. Creagh during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Creagh received Bachelor’s Degree and Master’s Degree in mechanical engineering from Manhattan College and has an M.B.A. in finance from New York University's Leonard N. Stern School of Business.

The Board believes that Mr. Creagh’s qualifications include, among other things, his experience in the oversight of risk management policies and procedures, his significant background as a lead corporate executive and his prior board experience with other companies.

Class II Directors

Paul A. Keenan, age 46, was appointed as one of our Class II Directors on November 15, 2007.  Mr. Keenan has been a partner in the law firm of Kelley Drye and Warren LLP since 2002 and specializes in real estate finance.  None of the corporations or organizations that have employed Mr. Keenan during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Keenan has a J.D. from Seton Hall University and a B.A. from Rutgers, the State University of New Jersey.

The Board believes that Mr. Keenan’s qualifications include, among other things, his experience as a law firm partner specializing in real estate finance and his knowledge of the real estate finance industry.

Matthew Lambiase, age 46, has served as our President and Chief Executive Officer, and one of our Class II Directors since August 2007.  He is Managing Director for Annaly Capital Management, Inc., or Annaly, and our Manager.  He joined these companies in June 2004.  Before joining Annaly and FIDAC, Mr. Lambiase was a Director in Fixed Income Sales at Nomura Securities International, Inc.  Over his 11 year employment at Nomura, Mr. Lambiase was responsible for the distribution of commercial and residential mortgage-backed securities to a wide variety of institutional investors.  Mr. Lambiase also held positions at Bear, Stearns & Company as Vice President in Institutional Fixed Income Sales and as a mortgage analyst in the Financial Analytics and Structured Transaction Group.  Mr. Lambiase has been during the past five years and is currently employed at Annaly and our Manager.  Mr. Lambiase has a Bachelor’s Degree in Economics from the University of Dayton.

The Board believes that Mr. Lambiase’s qualifications include, among other things, his significant industry knowledge and experience and his current position as our Chief Executive Officer and President provides him with knowledge of our long term strategy and operations.

Dennis M. Mahoney, age 71, was appointed as one of our Class II Directors effective as of April 1, 2010 to fill a newly created directorship on the board of directors when it expanded from five to eight members.  Before retiring in 2007, Mr. Mahoney was Senior Vice President of Columbia Bank and was responsible for the development and expansion of alternative investment products.  Prior to joining Columbia Bank in 1994, Mr. Mahoney was Executive Vice President and Chief Operating Officer of First Atlantic Savings.  Mr. Mahoney joined First Atlantic Savings in 1988 from Carteret Savings Bank where he was Executive Vice President, Treasurer.  None of the corporations or organizations that have employed Mr. Mahoney during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Mahoney received a Bachelor’s Degree in Economics and Business Administration from Roanoke College.

The Board believes that Mr. Mahoney’s qualifications include, among other things, his significant knowledge of the banking and investment industry and his experience as an executive in the financial services industry.

Class III Directors

Jeremy Diamond, age 49, has served as a Class III Director since August 2007.  He is also a Managing Director for FIDAC and Annaly.  He joined Annaly and FIDAC in March 2002.  From 1990 to 2002 he was President of Grant’s Financial Publishing, a financial research company and publisher of Grant’s Interest Rate Observer.  In addition to his responsibilities as principal business executive, Mr. Diamond conducted security analysis and financial market research.  Mr. Diamond began his career as an analyst in the investment banking group at Lehman Brothers.  Mr. Diamond has been during the past five years and is currently employed at Annaly and our Manager.  Mr. Diamond has an M.B.A. from the Anderson School at UCLA and a Bachelor’s Degree from Princeton University.

The Board believes that Mr. Diamond’s qualifications include, among other things, his experience at Annaly and our Manager and knowledge of the fixed income and mortgage-backed securities markets.

John P. Reilly, age 64, was appointed as one of our Class III Directors effective as of April 1, 2010 to fill a newly created directorship on the board of directors.  Mr. Reilly co-founded and is President and Chief Executive Officer of Keltic Financial Services, LLC., a privately owned finance company providing asset based loans to medium size companies.  Prior to founding Keltic Financial Services, LLC, in 1999, Mr.  Reilly spent 22 years at Citicorp in various senior executive positions in the Leverage Lending, Capital Markets, Corporate Finance and Private Banking Businesses.  Since 2001, Mr. Reilly has served as a director of Scan Source, Inc. None of the corporations or organizations that have employed Mr. Reilly during the past five years is a parent , subsidiary or other affiliate of us.  Mr. Reilly has a M.B.A. from Fairleigh Dickinson University, Teaneck , New Jersey, and a Bachelor’s Degree from King’s College, Wilkes-Barre, Pennsylvania.

The Board believes that Mr. Reilly’s qualifications include, among other things, his knowledge of the finance industry and prior experience as a director of another company.

Executive Officers

The following sets forth certain information with respect to our current executive officers:

Name	Age	Position Held with Us
Matthew Lambiase	46	Chief Executive Officer, President and Director
Christian J. Woschenko	52	Head of Investments
William B. Dyer	66	Head of Underwriting
A. Alexandra Denahan	42	Chief Financial Officer and Secretary

Biographical information on Mr. Lambiase is provided above. Certain biographical information for Mr. Woschenko, Mr. Dyer and Ms. Denahan is set forth below.

Christian J. Woschenko is our Manager’s Executive Vice President and serves as our Head of Investments.  Before joining FIDAC in August 2007, Mr. Woschenko worked at PHH Mortgage since 2005 with responsibilities for arranging, modeling and pricing the securitizations of their Non-Agency residential mortgage production.  He was a member of both PHH’s Credit Committee and Interest Rate Risk Committee.  Previously, Mr. Woschenko was employed as Senior Mortgage Credit Trader at RBC Capital, Senior Asset Backed Securities Banker at BB&T Capital Markets and as a Principal in Mortgage Trading at Mariner Capital Management.  Mr. Woschenko has a Bachelor’s Degree in Accounting from Widener University.

William B. Dyer is our Manager’s Executive Vice President and serves as our Head of Underwriting.  Before joining FIDAC in August 2007, Mr. Dyer was Vice President, Credit Risk Management for PHH Mortgage Corporation from 1997 where his responsibilities included supervision of the Credit Solutions Department.  Mr. Dyer was Vice President at the Fixed-Income Division of Nomura Asset Capital Corporation from 1994 to 1997, where he managed deal-related activities critical for the securitization or sale of the mortgage loans.  Mr. Dyer has an M.B.A. from St. John’s University and a Bachelor of Science from St. Francis College.

A. Alexandra Denahan is our Chief Financial Officer and Secretary.  Before joining Annaly and FIDAC in October 2002, Ms. Denahan was a business consultant in Fort Lauderdale, Florida.  Ms. Denahan has an M.B.A. and Bachelor’s Degree in Accounting from Florida Atlantic University.

Corporate Governance

We believe that we have implemented applicable corporate governance policies and observe good corporate governance procedures and practices.  We have adopted a number of written policies, including corporate governance guidelines, code of business conduct and ethics, and charters for our audit committee, compensation committee and nominating and corporate governance committee.

Board Oversight of Risk

The board of directors is responsible for overseeing our risk management practices and committees of the board of directors assist it in fulfilling this responsibility.

As required by its charter, the audit committee routinely discusses with management our significant risk exposures and the actions management has taken to limit, monitor or control such exposures, including guidelines and policies with respect to our assessment of risk and risk management. At least annually, the audit committee reviews with management our risk management program which identifies and quantifies a broad spectrum of enterprise-wide risks, and related action plans.  In 2011, our full board of directors participated in this review and discussion and expects to continue this practice as part of its role in the oversight of our risk management practices.  In addition, our Manager’s employees report to the audit committee on various matters related to our risk exposures on a regular basis or more frequently if appropriate.  At their discretion, members of the board of directors may also directly contact management to review and discuss any risk-related or other concerns that may arise between regular meetings.

Our board of directors reviewed with the compensation committee its compensation policies and practices applicable to our Manager that could affect our assessment of risk and risk management.  Following such review, our board of directors determined that our compensation policies and practices, pursuant to which we pay no cash compensation to our Manager’s employees since they are compensated by our Manager, do not create risks that are reasonably likely to have a material adverse effect on us.  Our board of directors also considered that while we may grant our Manager’s employees equity awards, such grants align their interests with our interests and do not create risks that are reasonably likely to have a material adverse effect on us.  As part of its risk assessment and management activities going forward, our compensation committee also determined that our compensation committee would undertake an annual review of our compensation policies and practices as they relate to risk, the results of which will be shared with our full board of directors.

Board Leadership Structure

We have separated the roles of principal executive officer and chairman of the board.  Our principal executive officer is Matthew Lambiase, who is our Chief Executive Officer, President and a Director.  Our chairman of the board of directors is Paul Donlin, who is an independent director.  The board of directors believes this allocation of responsibilities between these two positions provides for dynamic board leadership while maintaining strong independence and is therefore an effective and appropriate leadership structure.

Board Committees and Charters

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which sets forth the basic principles and guidelines for resolving various legal and ethical questions that may arise in the workplace and in the conduct of our business.   This code is applicable to all our named executive officers and directors, as well as to our Manager’s officers, directors and employees when such individuals are acting for or on our behalf.

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

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines which, in conjunction with the charters and key practices of our board committees, provide the framework for the governance of our company.

Other Charters

Our compensation committee, audit committee and nominating and corporate governance committee have also adopted written charters which govern their conduct.

Where You Can Find Our Corporate Governance Documents

Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Compensation Committee Charter, Audit Committee Charter and Nominating and Corporate Governance Committee Charter are available on our website (www.chimerareit.com).  We will provide copies of these documents free of charge to any stockholder who sends a written request to Investor Relations, Chimera Investment Corporation, 1211 Avenue of the Americas, Suite 2902, New York, New York 10036.

Compensation Committee

Our board of directors has established a compensation committee, which is composed of each of our independent directors, Messrs. Abrams, Creagh, Donlin, Keenan, Mahoney and Reilly.  Mr. Keenan chairs the compensation committee, whose principal functions are to:

●	evaluate the performance of our officers;
●	evaluate the performance of our Manager;
●	review the compensation and fees payable to our Manager under our management agreement;
●	recommend to the board of directors the compensation for our independent directors; and
●	administer the issuance of any securities under our equity incentive plan to our executives or the employees of our Manager.

For additional information on the compensation committee, please see “Compensation Committee Report” below.

Audit Committee

Our board of directors has established an audit committee, which is composed of each of our independent directors, Messrs. Abrams, Creagh, Donlin, Keenan, Mahoney and Reilly.  Mr. Mahoney chairs our audit committee as our board of directors has determined that Mr. Mahoney is an audit committee financial expert, as that term is defined by the SEC.  Each of the members of the audit committee is “financially literate” under the rules of the NYSE.  The committee assists the board in overseeing:

●	our accounting and financial reporting processes;
●	the integrity and audits of our consolidated financial statements;
●	our compliance with legal and regulatory requirements;
●	the qualifications and independence of our independent registered public accounting firm; and
●	the performance of our independent registered public accounting firm.

The audit committee is also responsible for engaging our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.

Our board of directors has determined that all of the directors serving on the audit committee are independent members of the audit committee under the current NYSE independence requirements and SEC rules.  The activities of the audit committee are described in greater detail below under the caption “Report of the Audit Committee.”

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee, which is composed of each of our independent directors, Messrs. Abrams, Creagh, Donlin, Keenan, Mahoney and Reilly.  Mr. Donlin chairs the committee, which is responsible for seeking, considering and recommending to the full board of directors qualified candidates for election as directors and recommending a slate of nominees for election as directors at the annual meeting of stockholders.  It also periodically prepares and submits to the board for adoption the nominating and corporate governance committee’s selection criteria for director nominees.  It reviews and makes recommendations on matters involving general operation of the board and our corporate governance, and annually recommends to the board nominees for each committee of the board.  In addition, the nominating and corporate governance committee annually facilitates the assessment of the board of directors’ performance as a whole and of the individual directors and reports thereon to the board.

Our board of directors has determined that all of the directors serving on the nominating and corporate governance committee are independent members of the nominating and corporate governance committee under the current NYSE independence requirements and SEC rules.

Our nominating and corporate governance committee currently considers the following factors in making its recommendations to the board of directors:  background, skills, expertise, accessibility and availability to serve effectively on the board of directors.  Our nominating and corporate governance committee also conducts inquiries into the background and qualifications of potential candidates.  Although the nominating and corporate governance committee does not have a formal diversity policy, it believes that diversity is an important factor in determining the composition of the board of directors.  Additionally, the committee believes that it is critical to have a board of directors with diverse backgrounds in various areas as this contributes to our success and is in the best interests of our stockholders.  The nominating and corporate governance committee will consider nominees recommended by our stockholders.  These recommendations should be submitted in writing to our Secretary.

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating nominees for director. Our nominating and corporate governance committee regularly assesses the appropriate size of the board of directors, and whether any vacancies on the board of directors are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, our nominating and corporate governance committee considers various potential candidates for director.  Candidates may come to the attention of our nominating and corporate governance committee through current members of our board of directors, professional search firms, stockholders or other persons.  These candidates are evaluated at regular or special meetings of our nominating and corporate governance committee, and may be considered at any point during the year.  As described above, our nominating and corporate governance committee considers properly submitted stockholder nominations for candidates for the board of directors.  Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by our nominating and corporate governance committee at a regularly scheduled or special meeting.  If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials are forwarded to our nominating and corporate governance committee. Our nominating and corporate governance committee also reviews materials provided by professional search firms or other parties in connection with a nominee who is not proposed by a stockholder.  In evaluating such nominations, our nominating and corporate governance committee seeks to achieve a balance of knowledge, experience and capability on the board of directors.

Communications with the Board of Directors

Interested persons may communicate their complaints or concerns by sending written communications to the board of directors, committees of the board of directors, the non-management directors and individual directors by mailing those communications to:

Chimera Investment Corporation
[Applicable Addressee*]
1211 Avenue of the Americas
Suite 2902
New York, NY 10036
Phone: (646) 454-3759
Facsimile: (212) 696-9809
Email: investor@chimerareit.com
Attention: Investor Relations

*           Audit Committee of the Board of Directors
*           Compensation Committee of the Board of Directors
*           Nominating and Corporate Governance Committee of the Board of Directors
*           Non-Management Directors
*           Name of individual director

These communications are sent by us directly to the specified addressee.

We require each member of the board of directors to attend our annual meeting of stockholders except for absences due to causes beyond the reasonable control of the director.

Board and Committee Meetings

Our board of directors held twenty-one meetings in 2011.  During 2011, the compensation committee held four meetings, the audit committee held nine meetings, and the nominating and corporate governance committee held three meetings.  Each director attended at least 75% of the aggregate number of meetings held by our board of directors during the portion of the last fiscal year for which he was a director.   Each director attended at least 75% of the aggregate number of meetings of each committee on which the director served during the portion of the last fiscal year for which he was a committee member.

Meetings of Non-Management Directors

Our corporate governance guidelines require that the board have at least two regularly scheduled meetings each year for our non-management directors.  These meetings, which are designed to promote unfettered discussions among our non-management directors, are presided over by Paul Donlin or Mark Abrams. During 2011, our non-management directors had two meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that based solely upon our review of copies of forms we have received or written representations from reporting persons, during the fiscal year ended December 31, 2011, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to our officers, directors and beneficial owners of more than ten percent of our common stock were complied with on a timely basis.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for the executive officers required under item 402(a)(3) of Regulation S-K (“named executive officers”) and our executive officers generally.

Overview of Compensation Program and Philosophy

We have no employees. We are externally managed by our Manager pursuant to a management agreement between our Manager and us. All of our named executive officers are employees of our Manager. We have not paid, and do not intend to pay, any cash compensation to our named executive officers.  We do not provide our named executive officers with pension benefits, perquisites or other personal benefits to them.  We have no arrangements to make cash payments to our named executive officers upon their termination from service as our officers.  While we do not pay our named executive officers any cash compensation, our Compensation Committee may grant our named executive officers equity awards intended the align their interests with our interests.

Cash and Other Compensation

Our named executive officers and other personnel who conduct our regular business are employees of our Manager. Accordingly, we do not pay or accrue any salaries or bonuses to our officers.

Equity-Based Compensation

Our Compensation Committee may, from time to time, grant equity awards in the form of restricted stock, stock options or other types of awards to our named executive officers pursuant to our equity incentive plan. These awards are designed to align the interests of our named executive officers with those of our stockholders, by allowing our named executive officers to share in the creation of value for our stockholders through stock appreciation and dividends. These equity awards are generally subject to vesting requirements over a number of years, and are designed to promote the retention of management and to achieve strong performance for our company. These awards further provide flexibility to us in our ability to enable our Manager to attract, motivate and retain talented individuals at our Manager.  We have not granted any equity awards to employees of our Manager since January 2, 2008.

We believe our compensation policies are particularly appropriate since we are an externally managed real estate investment trust, or REIT.  REIT regulations require us to pay at least 90% of our earnings to stockholders as dividends.  As a result, we believe that our stockholders are principally interested in receiving attractive risk-adjusted dividends and growth in dividends and book value.  Accordingly, we want to provide an incentive to our directors and management that rewards success in achieving these goals.  Since we do not have the ability to retain earnings, we believe that equity-based awards serve to align the interests of our Manager’s employees with the interests of our stockholders in receiving attractive risk-adjusted dividends and growth.  Additionally, we believe that equity-based awards are consistent with our stockholders’ interest in book value growth as these individuals will be incentivized to grow book value for stockholders over time.  We believe that this alignment of interests provides an incentive to our Manager’s employees to implement strategies that will enhance our long-term performance and promote growth in dividends and growth in book value.

Our equity incentive plan permits the granting of options to purchase shares of common stock intended to qualify as incentive stock options under the Internal Revenue Code, and stock options that do not qualify as incentive stock options.  The exercise price of each stock option may not be less than 100% of the fair market value of our shares of common stock on the date of grant.  Our Compensation Committee will determine the terms of each option, including when each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised.  Options become vested and exercisable in installments and the exercisability of options may be accelerated by the compensation committee.

Our equity incentive plan also permits the granting of shares of our common stock in the form of restricted common stock.  A restricted common stock award is an award of shares of common stock that may be subject to forfeiture (vesting), restrictions on transferability and such other restrictions, if any, as the compensation committee may impose at the date of grant.  The shares may vest and the restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as our compensation committee may determine.

We may also grant unrestricted shares of common stock, which are shares of common stock awarded at no cost to the participant or for a purchase price determined by the compensation committee, under our equity incentive plan.  The compensation committee may also grant shares of our common stock, stock appreciation rights, dividend equivalent rights, and other stock and non-stock-based awards under the equity incentive plan.  These awards may be subject to such conditions and restrictions as the compensation committee may determine, including, but not limited to, the achievement of certain goals or continued employment with us through a specific period.  Each award under the plan may not be exercisable more than 10 years after the date of grant.

Our equity incentive plan provides that the compensation committee has the discretion to provide that all or any outstanding options and stock appreciation rights will become fully exercisable, all or any outstanding stock awards will become vested and transferable and all or any outstanding options and awards will be earned, all or any outstanding awards may be cancelled in exchange for a payment of cash or all or any outstanding awards may be substituted for awards that will substantially preserve the otherwise applicable terms of any affected awards previously granted under the equity incentive plan if there is a change in control of us.

Our Compensation Committee does not use a specific formula to calculate the number of equity awards and other rights awarded to executives under our equity incentive plan.  Our Compensation Committee does not explicitly set future award levels/opportunities on the basis of what the executives earned from prior awards. While the compensation committee will take past awards into account, it will not solely base future awards in view of those past awards.  Generally, in determining the specific amounts to be granted to an individual, the compensation committee will take into account factors such as the individual’s position, his or her contribution to our company, market practices as well as the recommendations of our Manager.

We have not and do not intend to either backdate stock options or grant stock options retroactively.  Presently, we do not have designated dates on which we grant stock option awards.  We do not intend to time stock options grants with our release of material nonpublic information for the purpose of affecting the value of executive compensation.

We have designed our compensation policy in an effort to provide the proper incentives to our Manager’s employees to maximize our performance in order to serve the best interests of our stockholders.  We seek to achieve this objective through the granting of restricted stock under our equity incentive plan.  Consistent with our view that this component of compensation is designed to provide long term incentives, we expect the restricted stock to vest in equal installments over four, five or ten year periods from the date of grant.  Consistent with the foregoing, all grants of restricted stock we made in 2008 have a vesting period of ten years.

Tax Considerations

Section 162(m) of the Internal Revenue Code, or the Code, generally disallows a tax deduction to public corporations for compensation, other than performance-based compensation, over $1 million paid to the chief executive officer and next four highest compensated executive officers to the extent that compensation of a particular executive exceeds $1 million in any one year.  There are certain exceptions for qualified performance-based compensation in accordance with the Code and corresponding regulations. We expect our equity plan awards paid to our executive officers will qualify as performance-based compensation deductible for federal income tax purposes under Section 162(m), but do not expect any non-performance based equity awards such as time vested restricted stock or stock units to qualify for such treatment. However, given the fact that we are presently externally managed by our external manager and the only compensation that currently may be paid to our executive officers are long-term incentive awards pursuant to our equity incentive plan, it is unlikely that Section 162(m) will have any material effect on us.

Consideration of “Say on Pay” Voting Results

The Compensation Committee considered the results of the advisory stockholder “say on pay vote” at our 2011 annual meeting of stockholders in making equity-based compensation decisions for 2011. Because our stockholders approved our equity-based compensation program as described in our 2011 proxy statement, the Compensation Committee believes that stockholders support our compensation policies. Therefore, the Compensation Committee continued to apply the same principles with regard to executive compensation in 2011.

Compensation Committee Report

Our Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Paul A. Keenan, Chair
Mark Abrams
Gerard Creagh
Paul Donlin
Dennis M. Mahoney
John P. Reilly

Summary Compensation Table

We do not provide any of our executive officers with any cash compensation or bonus.  Nor do we provide any executive officers with pension benefits or nonqualified deferred compensation plans.  We granted shares of restricted stock to our named executive officers during the year ended December 31, 2008 but have not granted any restricted stock or option awards since such time.  We have not entered into any employment agreements with any persons, and are not obligated to make any cash payments upon termination of employment or a change in control of us.

Name and Principal Position	Year	Total
Matthew Lambiase	2011	$0
Chief Executive Officer and President	2010	$0
	2009	$0
Christian Woschenko	2011	$0
Head of Investments	2010	$0
	2009	$0
William Dyer	2011	$0
Head of Underwriting	2010	$0
	2009	$0
A. Alexandra Denahan	2011	$0
Chief Financial Officer and Secretary	2010	$0
	2009	$0

Grants of Plan Based Awards in 2011

We did not grant any shares of restricted stock, options or other incentive compensation to our named executive officers during the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding equity awards of our named executive officers as of the end of 2011.

Stock Awards

Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested($)(2)
Matthew Lambiase	54,000	$135,540
Christian Woschenko	54,000	$135,540
William Dyer	42,000	$105,420
A. Alexandra Denahan	42,000	$105,420
__________________

•  The columns for “Option Awards” have been omitted because they are not applicable.

(1)  Reflects a restricted stock award granted to the named executive officer on January 2, 2008, which vests in equal installments on the first business day of each fiscal quarter over a period of 10 years beginning January 2, 2008.
(2)  Reflects fair value of unvested shares using December 31, 2011 closing price of $2.51.

Options Exercised and Stock Vested

The following table sets forth certain information with respect to our named executive officers regarding stock vested during the calendar year 2011.

	Stock Awards

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Matthew Lambiase	9,000	$32,085
Christian Woschenko	9,000	$32,085
William Dyer	7,000	$24,955
A. Alexandra Denahan	7,000	$24,955

__________________

(1)	Reflects fair value of vested shares using closing price on date of vesting.

Pension Benefits

We do not provide any of our named executive officers with pension benefits.

Nonqualified Deferred Compensation

We do not provide any of our named executive officers with any nonqualified deferred compensation plans.

Potential Payments Upon Termination Of Employment

We do not have any employment agreements with any of our named executive officers and are not obligated to make any payments to them upon termination of employment.

Potential Post-Employment Payments and Payments on a Change in Control

None of our named executives has the right to terminate employment and receive severance payments from us and we are not required to make payments to an executive upon a change of control of us.   However, all unvested shares of restricted stock we have granted under our equity incentive plan will vest immediately upon the executive’s death.   The following table presents the potential value our named executive officers would be entitled to in connection with such vesting and assumes that the triggering event took place on December 31, 2011.

Name	Benefit	Termination with Cause or Voluntary Termination	Termination without Cause or for Good Reason	Death or Disability (1)	Other Post Employment Obligations
Matthew Lambiase	Stock vesting	$-	$-	$135,540	$-
Christian Woschenko	Stock vesting	$-	$-	$135,540	$-
William Dyer	Stock vesting	$-	$-	$105,420	$-
A. Alexandra Denahan	Stock vesting	$-	$-	$105,420	$-

(1)  We have valued the benefit based on the potential gain executives would have realized if the restricted stock had vested on December 31, 2011.

Compensation Policies and Practices as They Relate to Risk Management

We did not pay any compensation of any sort to our named executive officers and did not have any employees during the year ended December 31, 2011 and, therefore, our compensation policies and practices are not reasonably likely to have a material adverse effect on us.  We pay our Manager a management fee that is a percentage of our stockholders’ equity.  This management fee is not tied to our performance and, as a result, we believe this management fee is not reasonably likely to have a material adverse effect on us.  We have designed our compensation policies and practices and the incentives established by the policies and practices, as such policies and practices relate to or affect risk taking by our Manager on our behalf, in a manner that we believe will not cause our Manager to seek to make higher risk investments as the compensation payable to our Manager avoids placing undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, to achieve higher management fees.  We have designed our compensation policy in an effort to provide the proper incentives to our Manager’s employees to maximize our performance in order to serve the best interests of our stockholders.  Our board of directors monitors our compensation policies and practices to determine whether its risk management objectives are being met with respect to incentivizing our Manager’s employees.

Director Compensation

We compensate only those directors who are independent under the NYSE listing standards.  Any member of our board of directors who is also an employee of our Manager is not considered independent under the NYSE listing standards and does not receive additional compensation for serving on our board of directors.

Our compensation program for independent directors for 2011 provided for a $45,000 annual cash retainer and $500 per board or committee meeting attended in person ($250 if attended telephonically).  The Chair of our Audit Committee also received an additional annual retainer of $10,000.  We also reimburse our directors for their travel expenses incurred in connection with their attendance at full board and committee meetings.  Directors are permitted, although not required, to receive stock in lieu of cash.

In addition, each independent director is entitled to receive annually shares of common stock in amount equal to $45,000 for each year that he or she serves as a director.  Our independent directors are eligible to receive restricted common stock, option and other stock-based awards under our equity incentive plan.

During 2011, our Compensation Committee, together with Frederic W. Cook & Co., Inc., a nationally-recognized compensation consulting firm (“F. W. Cook”), reviewed the components of the compensation arrangements offered to our independent directors.  As part of this process, our Compensation Committee considered, among other things, the duties and responsibilities associated with their positions and emerging trends and best practices in director compensation.  Our Compensation Committee determined that no changes were appropriate at this time.  The Compensation Committee will, on an ongoing basis, continue to examine and assess our director compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices and total stockholder returns, and will make modifications to the compensation programs, as deemed appropriate.

The table below summarizes the compensation paid by us to our independent directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Deferred Compen- sation Earnings	All Other Compen- sation	Total
Mark Abrams(1)	$54,889	$45,000	-	-	-	-	$99,889
Gerard Creagh(1)	$52,750	$45,000	-	-	-	-	$97,750
Paul Donlin(1)	$53,500	$45,000	-	-	-	-	$98,500
Paul A. Keenan(1)	$53,500	$45,000	-	-	-	-	$98,500
Dennis M. Mahoney	$61,611	$45,000	-	-	-	-	$106,611
John P. Reilly(1)	$52,250	$45,000	-	-	-	-	$97,250

(1)  Elected to receive common stock in lieu of cash payment for Board of Director fees earned during 2011.
(2)  For amounts under the column “Stock Awards,” we disclose the expenses associated with the award measured in dollars and calculated in accordance with FASB ASC Topic 718 – Compensation – Stock Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 28, 2013 relating to the beneficial ownership of our common stock by (i) all persons that we know beneficially own more than 5% of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all of our executive officers and directors as a group.  Knowledge of the beneficial ownership of our common stock is drawn from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, as amended.  Except as otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.  Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 1211 Avenue of the Americas, Suite 2902, New York, New York 10036.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Matthew Lambiase(1)	525,000	*
Christian J. Woschenko(2)	158,973	*
William B. Dyer(3)	99,649	*
A. Alexandra Denahan(4)	90,000	*
Mark Abrams(5)	76,996	*
Gerard Creagh(6)	193,134	*
Jeremy Diamond(7)	96,678	*
Paul Donlin(8)	619,101	*
Paul A. Keenan(9)	101,321	*
Dennis M. Mahoney(10)	45,346	*
John P. Reilly(11)	95,891	*
All Directors and Officers As a Group	2,102,089	*
Wells Fargo & Company(12)	62,509,380	6.14%
BlackRock, Inc. (13)	56,082,750	5.46%
Thornburg Investment Management Inc. (14)	64,181,670	6.25%
Leon G. Cooperman (15)	55,120,975	5.40%
___________
*  Less than 1 percent.

(1)
Mr. Lambiase, our Chief Executive Officer, President and one of our directors, is the beneficial owner of 90,000 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 47,250 shares of restricted common stock that have vested as of February 28, 2013; 2,250 shares of restricted common stock that will vest within 60 days after February 28, 2013; and 40,500 shares which vest more than 60 days after February 28, 2013. Includes 43,000 shares of common stock held by Mr. Lambiase in a 401(K) plan.

(2)
Mr. Woschenko, our Head of Investments, is the beneficial owner of 88,973 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 47,250 shares of restricted common stock that have vested as of February 28, 2013; 2,250 shares of restricted common stock that will vest within 60 days after February 28, 2013; and 40,500 shares which vest more than 60 days after February 28, 2013. Includes 20,000 shares of common stock held by Mr. Woschenko in a 401(K) plan.

(3)
Mr. Dyer, our Head of Underwriting, is the beneficial owner of 69,649 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 36,750 shares of restricted common stock that have vested as of February 28, 2013; 1,750 shares of restricted common stock that will vest within 60 days after February 28, 2013; and 31,500 shares which vest more than 60 days after February 28, 2013.

(4)
Ms. Denahan, our Chief Financial Officer and Secretary, is the beneficial owner of 70,000 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 36,750 shares of restricted common stock that have vested as of February 28, 2013; 1,750 shares of restricted common stock that will vest within 60 days after February 28, 2013; and 31,500 shares which vest more than 60 days after November 30, 2012.

(5)	Mr. Abrams is one of our directors.

(6)	Mr. Creagh is one of our directors.

(7)
Mr. Diamond, one of our directors, is the beneficial owner of 68,524 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 36,750 shares of restricted common stock that have vested as of February 28, 2013; 1,750 shares of restricted common stock that will vest within 60 days after February 28, 2013; and 31,500 shares which vest more than 60 days after February 28, 2013.

(8)	Mr. Donlin is one of our directors. Includes 20,000 shares of common stock held by Mr. Donlin in a Family Trust.

(9)	Mr. Keenan is one of our directors.

(10)	Mr. Mahoney is one of our directors.

(11)	Mr. Reilly is one of our directors. Includes 14,500 shares of common stock held by a member of Mr. Reilly’s immediate family.

(12)
The address for this stockholder is 420 Montgomery Street, San Francisco, CA 94104. The shares shown as beneficially owned by Wells Fargo & Company reflect shares owned on its own behalf and on behalf of the following subsidiaries: Wells Capital Management Incorporated; Wells Fargo Advisors Financial Network, LLC; Wells Fargo Advisors, LLC; Wells Fargo Funds Management, LLC and Wells Fargo Bank, National Association. Aggregate beneficial ownership reported by Wells Fargo & Company is on a consolidated basis and includes any beneficial ownership of a subsidiary. Wells Capital Management Incorporated reported beneficially owning 61,316,782 shares of common stock with the sole power to vote or to direct the vote of zero shares, the shared power to vote or to direct the vote of 12,636,442 of common stock, the sole power to dispose or to direct the disposition of zero shares of common stock and the shared power to dispose or to direct the disposition of 61,316,782 shares of common stock. Wells Fargo & Company reported beneficially owning 62,509,380 shares of common stock with the sole power to vote or to direct the vote of 2 shares of common stock, the shared power to vote or to direct the vote of 62,989,808 of common stock, the sole power to dispose or to direct the disposition of 2 shares of common stock and the shared power to dispose or to direct the disposition of 111,700,197 shares of common stock. Based solely on information contained in a Schedule 13G/A filed by Wells Fargo & Company on February 13, 2013.

(13)
The address for this stockholder is 40 East 52nd Street, New York, NY 10022. The shares shown as beneficially owned by BlackRock, Inc. reflect shares owned on its own behalf and on behalf of the following subsidiaries: BlackRock Advisors, LLC; BlackRock Investment Management, LLC; BlackRock Life Limited; BlackRock Asset Management Australia Limited; BlackRock Asset Management Canada Limited; BlackRock Advisors (UK) Limited; BlackRock Fund Advisors; BlackRock International Limited; BlackRock Institutional Trust Company, N.A.; BlackRock Japan Co. Ltd. and BlackRock Investment Management (UK) Limited. Aggregate beneficial ownership reported by BlackRock, Inc. includes any beneficial ownership of a subsidiary. BlackRock, Inc. reported beneficially owning 56,082,750 shares of common stock with the sole power to vote or to direct the vote of 56,082,750 shares of common stock, the shared power to vote or to direct the vote of zero shares of common stock, the sole power to dispose or to direct the disposition of 56,082,750 shares of common stock and the shared power to dispose or to direct the disposition of zero shares of common stock. Based solely on information contained in a Schedule 13G filed by BlackRock, Inc. on January 30, 2013.

(14)
The address for this stockholder is 2300 North Ridgetop Road Santa Fe, NM 87506. Thornburg Investment Management Inc. reported beneficially owning shares of common stock with the sole power to vote or to direct the vote of 64,181,670 shares of common stock, the shared power to vote or to direct the vote of zero shares of common stock, the sole power to dispose or to direct the disposition of 64,181,670 shares of common stock and the shared power to dispose or to direct the disposition of zero shares of common stock. Based solely on information contained in a Schedule 13G filed by Thornburg Investment Management Inc. on January 30, 2013.

(15)
The address for this stockholder is 2700 No. Military Trail, Suite 230, Boca Raton FL 33431. The shares shown as beneficially owned by Leon G. Cooperman reflect shares owned on his own behalf and on behalf of the following entities: Omega Capital Partners, L.P.; Omega Capital Investors, L.P.; Omega Equity Investors, L.P.; Omega Overseas Partners, Ltd.; a limited number of Managed Accounts; JCF Metrowest of NJ; the Cooperman Family Fund for a Jewish Future; the Michael S. Cooperman WRA Trust; the UTMA account for Asher Silvin Cooperman; Toby Cooperman and Michael S. Cooperman. Mr. Cooperman was deemed to have beneficial ownership of 55,120,978 shares of common stock with the sole power to vote or to direct the vote of 37,959,486 shares of common stock, the shared power to vote or to direct the vote of 17,161,489 shares of common stock, the sole power to dispose or to direct the disposition of 37,959,486 shares of common stock and the shared power to dispose or to direct the disposition of 17,161,489 shares of common stock.  This consists of 9,598,400 shares owned by Omega Capital Partners, L.P.; 2,706,053 shares owned by Omega Capital Investors, L.P.; 3,920,380 shares owned by Omega Equity Investors, L.P.; 8,989,553 Shares owned by Omega Overseas Partners, Ltd.; 17,161,489 Shares owned by the Managed Accounts; 50,000 Shares owned by the Cooperman Family Fund for a Jewish Future; 10,019,200 Shares owned by Mr. Cooperman; 600,000 Shares owned by Toby Cooperman; 11,900 Shares owned by the UTMA account for Asher Silvin Cooperman; 64,000 Shares owned by JCF Metrowest of NJ; 1,000,000 Shares owned by Michael S. Cooperman and 1,000,000 Shares owned by the Michael S. Cooperman WRA Trust. Based solely on information contained in a Schedule 13G filed by Leon G. Cooperman on February 11, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted an equity incentive plan to provide incentives to our independent directors, employees of our Manager and its affiliates, and other service providers to stimulate their efforts toward our continued success, long-term growth and profitability and to attract, reward and retain personnel.

The following table provides information as of December 31, 2011, concerning shares of our common stock authorized for issuance under our existing equity incentive plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	-	-	38,508,179
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	-	-	38,508,179
(1) We do not have any equity plans that have not been approved by our stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Management Agreement

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

From our initial public offering through November 28, 2012, we paid our Manager a management fee quarterly in arrears in an amount equal to 1.50% per annum, calculated quarterly, of our stockholders’ equity.

For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of such quarter  (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, and less any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income, or OCI, or loss, or in net income).  This amount is adjusted to exclude one-time events pursuant to changes in GAAP, and certain non-cash charges after discussions between our Manager and our independent directors and approved by a majority of our independent directors.  The management fee will be reduced, but not below zero, by our proportionate share of any CDO base management fees FIDAC receives in connection with the CDOs in which we invest, based on the percentage of equity we hold in such CDOs.  The management fee is payable independent of the performance of our investment portfolio.

The independent members of the Board of Directors have agreed with our Manager to reduce the management fee to 0.75% from 1.50% per annum. The reduction is effective as of November 28, 2012, and will remain in effect until we are current on all of our filings required under the Securities Exchange Act of 1934.

March 2013 Amendment to Management Agreement

In an amendment to the management agreement that was entered into in March 2013, we and our Manager formalized and memorialized the agreement to reduce the management fee payable to our Manager to 0.75% from 1.50% per annum effective as of November 28, 2012 until we are current on all of our filings required under the Securities Exchange Act of 1934.

In addition to the fee reduction in the amendment to the management agreement that was entered into in March 2013, our Manager agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency residential mortgage-backed securities portfolio (the “Evaluation”); (2) restate our financial statements for the period covered by the Restatement Period (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees for the year ended December 31, 2011), outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

In the amendment to the management agreement that was entered into in March 2013, our Manager also agreed to remove the criteria by which the Independent Directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement such that termination may now occur in the sole discretion of the Independent Directors or holders of a majority of the outstanding share of common stock (other than those held by Annaly or its affiliates) and for any or no reason.

In the amendment to the management agreement, our Manager has also agreed that we may terminate the management agreement pursuant to its terms without the payment of any termination fee.

The amendment to the management agreement also changes the definition of what events constitute “cause” for which we may terminate the management agreement and the notice period required for any such termination to provide us the right to terminate the management agreement effective immediately if (i) the Manager engages in any act of fraud, misappropriation of funds, or embezzlement against us, (ii) there is an event of any gross negligence on the part of the Manager in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to the Manager’s bankruptcy or insolvency, (iv) there is a dissolution of the Manager, or (v) the Manager is convicted of (including a plea of nolo contendere) a felony.

Fees Paid Under the Management Agreement

For the years ended December 31, 2011, 2010 and 2009, our Manager earned management fees of $52.0 million, $40.9 million and $25.7 million, respectively and received expense reimbursement of $625 thousand, $465 thousand and $0, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Restricted Stock Grants

We granted 98,544 shares of stock to our independent directors during the year ended December 31, 2011 which vested immediately.  During the year ended December 31, 2011, approximately 126,000 shares of restricted stock we had awarded to our Manager’s employees during 2008 vested and 1,950 shares were forfeited.  At December 31, 2011 there are approximately 758,000 unvested shares of restricted stock issued to our Manager’s employees.

Financing Arrangements with RCap

In September 2009, we entered into a residential mortgage-backed securities repurchase agreement with RCap.  This agreement contains customary representations, warranties and covenants.  We have not borrowed any amounts under this agreement since April 30, 2010 and currently have no amounts outstanding under this agreement.  We have been in compliance with all covenants of this agreement since we entered into this agreement.

Other Relationships

Matthew Lambiase, our President and Chief Executive Officer, one of our directors and the Managing Director and Head of Business Development for Annaly and our Manager, is the son of one of Annaly’s directors, John A. Lambiase.  A. Alexandra Denahan, our Chief Financial Officer and Secretary and the Deputy Chief Financial Officer and Controller of Annaly and our Manager, is the sister of Wellington J. Denahan, the Chairman and Chief Executive Officer of Annaly and our Manager. James Zurovchak, Senior Vice President, Structured Products of FIDAC, is the son-in-law of Dennis Mahoney, one of our Directors.

Approval of Related Person Transactions

Our code of business conduct and ethics requires all of our personnel to be scrupulous in avoiding a conflict of interest with regard to our interests.  The code prohibits us from entering into a business relationship with an immediate family member or with a company that the employee or immediate family member has a substantial financial interest unless such relationship is disclosed to and approved in advance by our board of directors.

Each of our directors and executive officers is required to complete an annual disclosure questionnaire and report all transactions with us in which they and their immediate family members had or will have a direct or indirect material interest with respect to us.  We review these questionnaires and, if we determine it necessary, discuss any reported transactions with the entire board of directors.  We do not, however, have a formal written policy for approval or ratification of such transactions, and all such transactions are evaluated on a case-by-case basis.  If we believe a transaction is significant to us and raises particular conflict of interest issues, we will discuss it with our legal counsel, and if necessary, we will form an independent board committee which has the right to engage its own legal and financial counsel to evaluate and approve the transaction.

In addition, we will not invest in any collateralized debt obligation or security structured or managed by our Manager or any of its affiliates unless the investment is approved in advance by a majority of our independent directors.

Independence of Our Directors

New York Stock Exchange rules require that at least a majority of our directors be independent of our company and management.  The rules also require that our board of directors affirmatively determine that there are no material relationships between a director and us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) before such director can be deemed independent.  We have adopted independence standards consistent with New York Stock Exchange rules.  Our board of directors has reviewed both direct and indirect transactions and relationships that each of our directors had or maintained with us and our management.  Our board of directors, based upon the fact that none of our independent directors have any material relationships with us other than as directors and holders of our common stock, affirmatively determined that six of our directors are independent directors under New York Stock Exchange rules.  Our independent directors are Mark Abrams, Gerard Creagh, Paul Donlin, Paul A. Keenan, Dennis M. Mahoney and John P. Reilly.  Jeremy Diamond and Matthew Lambiase are not considered independent because they are employees of our Manager.

Item 14.  Principal Accountant Fees and Services

Deloitte & Touche LLP, or Deloitte, was our independent registered public accounting firm from our formation in June 2007 through the year ended December 31, 2011.  During this time, Deloitte and its affiliated entities, or D&T, performed accounting and auditing services for us.

Change in Accountants

Our audit committee has appointed Ernst & Young LLP, or Ernst & Young, to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2012.

Relationship with Independent Registered Public Accounting Firm

In addition to performing the audits of our financial statements and management’s assessment of the effectiveness of the internal control over financial reporting in 2011, D&T provided audit-related services for us during 2011.  The aggregate fees billed for 2011 and 2010 for each of the following categories of services are set forth below:

Audit Fees:  The aggregate fees billed by D&T for audits and reviews of our 2011 financial statements were $1,799,509.   The aggregate fees for the audit of the Company’s internal control over financial reporting were $50,000 for 2011 and 2010.  The aggregate fees billed by D&T for audits and reviews of our 2010 financial statements were $656,625.  FIDAC has agreed to pay the fees of D&T for the audits and reviews of our 2011 financial statements rather than us paying such amounts.

Audit-Related Fees:  The aggregate fees billed by D&T for audit-related services during 2011 were $60,400.  The audit-related services in 2011 principally included due diligence and accounting consultation relating to our equity distribution agreements.  The aggregate fees billed by D&T for audit-related services during 2010 were $121,000.  The audit-related services in 2010 principally included due diligence and accounting consultation relating to our secondary public offerings.

Tax Fees:  The aggregate fees billed by D&T for tax services for 2011 were $0.  The aggregate fees billed by D&T for tax services for 2010 were $108,790.

All Other Fees:  D&T did not perform any other kinds of services for us during 2011 or 2010, and we did not pay D&T any additional fees.

The audit committee has also adopted policies and procedures for pre-approving all non-audit work performed by our independent registered public accounting firm.  Specifically, the audit committee pre-approved the use of D&T for the following categories of non-audit services: merger and acquisition due diligence and audit services; tax services; internal control reviews; employee benefit plan audits; and reviews and procedures that we request D&T to undertake to provide assurance on matters not required by laws or regulations. In each case, the audit committee also set a specific annual limit on the amount of such services which we would obtain from D&T, and required management to report the specific engagements to the audit committee on a quarterly basis, and also obtain specific pre-approval from the audit committee for any engagement over five percent of the total amount of revenues estimated to be paid by us to D&T during the then current fiscal year.  Our audit committee approved the hiring of D&T to provide all of the services detailed above prior to D&T’s engagement.  None of the services related to the Audit-Related Fees described above was approved by the audit committee pursuant to a waiver of pre-approval provisions set forth in the applicable rules of the Securities and Exchange Commission.

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

3.2	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)
3.3	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on December 19, 2011 and incorporated herein by reference)
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

10.4	Amendment No. 3 to the Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company.
10.5†
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

10.7†
Form of Stock Option Grant (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.8
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

†           Represents a management contract or compensatory plan or arrangement

**         Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of the years ended December 31, 2011 and December 31, 2010 (Restated); (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 (Restated) and 2009 (Restated); (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2011, 2010 (Restated) and 2009 (Restated); (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 (Restated) and 2009 (Restated); and (v) Notes to Consolidated Financial Statements.

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010 (Restated)	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) For the Years
Ended December 31, 2011, 2010 (Restated) and 2009 (Restated)	F-5

Consolidated Statements of Changes In Stockholders' Equity For the Years Ended
December 31, 2011, 2010 (Restated) and 2009 (Restated)	F-6

Consolidated Statements of Cash Flows For the Years Ended December 31, 2011, 2010
(Restated) and 2009 (Restated)	F-7

Notes to Consolidated Financial Statements (Restated as to note 16)	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chimera Investment Corporation
New York, NY

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and of cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chimera Investment Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

As discussed in Note 16 to the consolidated financial statements, the accompanying 2010 and 2009 consolidated financial statements have been restated to correct errors.

/s/ Deloitte & Touche LLP
New York, New York

March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chimera Investment Corporation
New York, NY

We have audited Chimera Investment Corporation and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The design and operating effectiveness of the Company’s controls over the selection, application and review of the implementation of accounting policies in accordance with generally accepted accounting principles were insufficient.  Specifically:

●
The Company’s resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for the complexity of the Company’s investments in Non-Agency RMBS securities, Interest-Only Strips, impairment of securitized loans held for investment, and related disclosures in accordance with generally accepted accounting principles.

●
The Company’s review controls over significant estimates and the financial reporting process were not designed precisely enough to prevent or detect a material misstatement.  There was no precise and direct independent review and validation of inputs used in significant estimates such as the determination of the fair value, impairment, or interest income related to investments in RMBS and securitized loans held for investment. There was no evidence of  independent validation of calculations used in significant accounting estimates to ensure the accounting policies were appropriately implemented. In addition, there was no evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements by a person, other than the preparer, with the necessary competency and authority.

This material weakness lead to errors in the recognition of income related to the Company’s Non-Agency RMBS, the allowance for loan losses, and errors in the recognition of Interest Only Strips on the Company’s Statements of Operations and Comprehensive Income (Loss), and related financial statement disclosures.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 8, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement of the consolidated financial statements, for the years ended December 31, 2010 and 2009.

/s/ Deloitte & Touche LLP
New York, New York

March 8, 2013

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	December 31, 2011	December 31, 2010 (restated)
Assets:
Cash and cash equivalents	$206,299	$7,173
Non-Agency RMBS, at fair value
Senior	1,020	342,578
Senior interest-only	188,679	160,964
Subordinated	606,895	635,452
Subordinated interest-only	22,019	32,449
Agency RMBS, at fair value	3,144,531	2,133,584
Accrued interest receivable	22,709	17,640
Other assets	1,403	1,214
Subtotal	4,193,555	3,331,054
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	3,270,332	4,357,666
Securitized loans held for investment, net of allowance for loan losses of $13.9 million and $11.0 million, respectively	256,632	349,112
Accrued interest receivable	26,616	31,448
Subtotal	3,553,580	4,738,226
Total assets	$7,747,135	$8,069,280
Liabilities:
Repurchase agreements, Agency RMBS ($2.9 billion and $1.7 billion pledged as collateral, respectively)	$2,672,989	$1,600,078
Repurchase agreements, Non-Agency RMBS ($0 and $249.4 million pledged as collateral, respectively)	-	208,719
Payable for investments purchased	-	127,693
Accrued interest payable	3,294	1,675
Dividends payable	112,937	174,445
Accounts payable and other liabilities	1,687	393
Investment management fees payable to affiliate	12,958	12,422
Interest rate swaps, at fair value	44,467	9,988
Subtotal	2,848,332	2,135,413
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, Non-Agency RMBS transferred to consolidated VIEs ($3.3 billion and $4.4 billion pledged as collateral, respectively)	1,630,276	1,956,079
Securitized debt, loans held for investment ($238.0 million and $327.2 million pledged as collateral, respectively)	212,778	289,236
Accrued interest payable	8,130	9,966
Subtotal	1,851,184	2,255,281
Total liabilities	$4,699,516	$4,390,694

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,467,089 and 1,027,034,357 shares issued and outstanding, respectively	$10,267	$10,261
Additional paid-in-capital	3,603,739	3,601,890
Accumulated other comprehensive income (loss)	433,453	680,123
Retained earnings (accumulated deficit)	(999,840)	(613,688)
Total stockholders' equity	$3,047,619	$3,678,586
Total liabilities and stockholders' equity	$7,747,135	$8,069,280

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended

	December 31, 2011	December 31, 2010 (restated)	December 31, 2009 (restated)
Net Interest Income:
Interest income	$254,028	$103,360	$261,243
Less: interest expense	11,941	7,749	9,871

Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	450,996	472,740	26,440
Less: interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	122,917	138,699	25,212
Net interest income (expense)	570,166	429,652	252,600
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(418,119)	(295,386)	(290,228)
Non-credit portion of loss recognized in other comprehensive income (loss)	61,014	163,541	179,357
Net other-than-temporary credit impairment losses	(357,105)	(131,845)	(110,871)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(34,478)	(9,989)	-
Realized gains (losses) on interest rate swaps	(15,929)	(5,788)	-
Gains (losses) on interest rate swaps	(50,407)	(15,777)	-
Net unrealized gains (losses) on interest-only RMBS	(14,545)	3,846	2,920
Realized gains (losses) on sales of investments, net	54,353	17,333	118,915
Total other gains (losses)	(10,599)	5,402	121,835
Net investment income (loss)	202,462	303,209	263,564
Other expenses:
Management fee to affiliate	51,969	40,924	25,704
Provision for loan losses	5,291	7,109	3,102
General and administrative expenses	7,267	6,015	4,061
Total other expenses	64,527	54,048	32,867
Income (loss) before income taxes	137,935	249,161	230,697
Income taxes	606	756	1
Net income (loss)	$137,329	$248,405	$230,696

Net income (loss) available per share to common shareholders:
Basic	$0.13	$0.30	$0.46
Diluted	$0.13	$0.30	$0.45

Weighted average number of common shares outstanding:
Basic	1,026,365,197	821,675,803	505,962,840
Diluted	1,027,171,387	822,617,319	507,042,421

Comprehensive income (loss):
Net income (loss)	$137,329	$248,405	$230,696
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(549,422)	555,835	268,245
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	357,105	131,845	110,871
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(54,353)	(17,333)	(118,915)
Other comprehensive income (loss)	(246,670)	670,347	260,201
Comprehensive income (loss)	$(109,341)	$918,752	$490,897

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2008	$1,760	$831,966	$(266,668)	$(152,603)	$414,455
Cumulative effect of prior period adjustment (see Note 16)	-	-	16,243	(16,243)	-
Balance, December 31, 2008 (restated)	1,760	831,966	(250,425)	(168,846)	414,455
Net income (loss) (restated)	-	-	-	230,696	230,696
Other comprehensive income (loss) (restated)	-	-	260,201	-	260,201
Proceeds from direct purchase and dividend reinvestment	-	50	-	-	50
Proceeds from common stock offerings	4,634	1,368,247	-	-	1,372,881
Proceeds from common stock offerings to affiliates	297	89,781	-	-	90,078
Equity-based compensation	2	570	-	-	572
Common dividends declared, $0.43 per share	-	-	-	(242,371)	(242,371)
Balance, December 31, 2009 (restated)	$6,693	$2,290,614	$9,776	$(180,521)	$2,126,562
Net income (loss) (restated)	-	-	-	248,405	248,405
Cumulative effect of change in accounting principle (restated)	-	-	-	(104,103)	(104,103)
Other comprehensive income (loss) (restated)	-	-	670,347	-	670,347
Proceeds from direct purchase and dividend reinvestment	-	504	-	-	504
Proceeds from common stock offerings	3,567	1,310,057	-	-	1,313,624
Equity-based compensation	1	715	-	-	716
Common dividends declared, $0.69 per share	-	-	-	(577,469)	(577,469)
Balance, December 31, 2010 (restated)	$10,261	$3,601,890	$680,123	$(613,688)	$3,678,586
Net income (loss)	-	-	-	137,329	137,329
Other comprehensive income (loss)	-	-	(246,670)	-	(246,670)
Proceeds from direct purchase and dividend reinvestment	4	1,116	-	-	1,120
Proceeds from common stock offerings	-	22	-	-	22
Equity-based compensation	2	711	-	-	713
Common dividends declared, $0.51 per share	-	-	-	(523,481)	(523,481)
Balance, December 31, 2011	$10,267	$3,603,739	$433,453	$(999,840)	$3,047,619

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended

	December 31, 2011	December 31, 2010 (restated)	December 31, 2009 (restated)
Cash Flows From Operating Activities:
Net income (loss)	$137,329	$248,405	$230,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(60,705)	(66,483)	(42,393)
Amortization of debt issue costs of securitized debt	12,551	16,655	4,000
Unrealized losses (gains) on interest rate swaps	34,478	9,989	-
Net unrealized losses (gains) on interest-only RMBS	14,545	(3,846)	(2,920)
Realized losses (gains) on sales of investments, net	(54,353)	(17,333)	(118,915)
Net other-than-temporary credit impairment losses	357,105	131,845	110,871
Provision for loan losses	5,291	7,109	3,102
Equity-based compensation expense	713	716	572
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(672)	(17,570)	(23,177)
Decrease (increase) in other assets	(190)	282	(237)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	1,294	(79)	85
Increase (decrease) in investment management fees payable to affiliate	536	3,903	6,227
Increase (decrease) in accrued interest payable, net	(217)	8,406	770
Net cash provided by (used in) operating activities	$447,705	321,999	168,681
Cash Flows From Investing Activities:
RMBS portfolio:
Purchases	(4,174,746)	(4,022,951)	(5,324,267)
Sales	2,628,994	896,261	1,857,210
Principal payments	677,190	808,678	548,048
RMBS transferred to consolidated VIEs:
Principal payments	668,924	619,795	-
Securitized loans:
Principal payments	85,526	113,330	108,850
Net cash provided by (used in) investing activities	$(114,112)	$(1,584,887)	$(2,810,159)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	15,247,543	15,370,110	59,370,624
Payments on repurchase agreements	(14,383,351)	(15,536,715)	(57,957,341)
Net proceeds from common stock offerings	22	1,313,623	1,372,881
Net proceeds from common stock offerings to affiliates	-	-	90,078
Payments on securitized debt borrowings, loans held for investment	(80,181)	(106,186)	(102,393)
Proceeds from securitized debt borrowings, RMBS transferred to consolidated VIEs	310,972	1,295,657	-
Payments on securitized debt borrowings, RMBS transferred to consolidated VIEs	(645,603)	(574,399)	-
Net proceeds from direct purchase and dividend reinvestment	1,120	504	50
Common dividends paid	(584,989)	(516,812)	(135,622)
Net cash provided by (used in) financing activities	$(134,467)	$1,245,782	$2,638,277
Net increase (decrease) in cash and cash equivalents	199,126	(17,106)	(3,201)
Cash and cash equivalents at beginning of period	7,173	24,279	27,480
Cash and cash equivalents at end of period	$206,299	$7,173	$24,279

Supplemental disclosure of cash flow information:
Interest received	$640,199	$521,643	$221,617
Interest paid	$120,688	$129,419	$29,805
Taxes paid	$-	$756	$1
Management fees paid	$51,383	$37,212	$19,479

Non-cash investing activities:
Payable for investments purchased	$-	$127,693	$-
Net change in unrealized gain (loss) on available-for sale securities	$(246,670)	$670,347	$260,201

Non-cash financing activities:
Common dividends declared, not yet paid	$112,937	$174,445	$113,789

See notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1.   Organization

Chimera Investment Corporation (the “Company”, “we” or “our”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  In July 2008, the Company formed Chimera Securities Holdings, LLC, a wholly-owned subsidiary.  In June 2009, the Company formed Chimera Asset Holding LLC and Chimera Holding LLC, both wholly-owned subsidiaries.  In January 2010, the Company formed Chimera Special Holding LLC, which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC, a wholly-owned subsidiary.  Chimera Securities Holdings, LLC, Chimera Asset Holding LLC, Chimera Holding LLC, and Chimera Special Holding LLC are qualified REIT subsidiaries.  CIM Trading Company LLC (“CIM Trading”) is a taxable REIT subsidiary (“TRS”). Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.38% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

Restatement

The Company is restating its previously issued (i) consolidated statement of financial condition included in its Annual Report on Form 10-K as of December 31, 2010 and (ii) consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years ending December 31, 2010 and 2009, including the cumulative effect of the restatement on retained earnings (accumulated deficit) as of the earliest period presented (the “Restatement”).

The Restatement also impacted each of the quarters for the periods beginning with the Company’s inception in November 2007 through the quarter ended September 30, 2011.  The interim periods for the years ended December 31, 2008 and 2007 are not included in this Form 10-K.

In this 2011 Form 10-K, the annual and interim periods from the Company’s inception in 2007 through the quarter ended September 30, 2011 are collectively referred to as the “Restatement Period.”  The impact of the Restatement is included in this 2011 Form 10-K, and is more specifically described in Notes 16 and 17 that follow.

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

The consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities (“VIEs”) in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.  For VIEs that do not have substantial on going activities, the power to direct the activities that most significantly impact the VIEs’ economic performance may be determined by an entities’ involvement with the design of the VIE.

The Company uses securitization trusts considered to be VIEs in its securitization and re-securitization transactions.  Prior to January 1, 2010, these VIEs met the definition of Qualified Special Purpose Entities (“QSPE”) and, as such, were not subject to consolidation by the Company.  Effective January 1, 2010, all such VIEs were considered for consolidation based on the criteria in ASC 810, Consolidation.  Non-Agency RMBS transferred to consolidated VIEs are composed entirely of senior certificates.

Effective July 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (the “Codification” or “ASC”), which is now the source of authoritative GAAP. While the Codification did not change GAAP, all existing authoritative accounting literature, with certain exceptions, was superseded and incorporated into the Codification. As a result, pre-Codification references to GAAP have been eliminated.

Prior period amounts related to consolidated VIEs have been reclassified to conform to the current period presentation (i.e., summarized separately from our direct assets and liabilities, and the related income and expense captions as described in (b) below).

(b) Statement of Financial Condition Presentation

Our consolidated statements of financial condition separately present: (i) our direct assets and liabilities, and (ii) the assets and liabilities of consolidated securitization vehicles.  Assets of all consolidated VIEs can only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us.

We have aggregated all the assets and liabilities of the consolidated securitization vehicles due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful. The notes to our consolidated financial statements describe our direct assets and liabilities and the assets and liabilities of consolidated securitization vehicles.  See Note 8 for additional information related to our investments in VIEs.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds.  There are no restrictions on cash and cash equivalents at December 31, 2011 and 2010.

(d) Non-Agency and Agency Residential Mortgage-Backed Securities

The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans.  The Company delineates between (1) Agency RMBS and (2) Non-Agency RMBS as follows:  The Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae.  The Non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and are therefore subject to credit risk.

The Company holds its RMBS as available-for-sale, records investments at estimated fair value as described in Note 5 of these consolidated financial statements, and includes unrealized gains and losses considered to be temporary in other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).  From time to time, as part of the overall management of its portfolio, the Company may sell any of its RMBS investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations and Comprehensive Income (Loss) utilizing the specific identification method.

The Company’s accounting policy for interest income and impairment related to RMBS is as follows:

Interest Income Recognition

The recognition of interest income on RMBS securities varies depending on the characteristics of the security as follows.

Agency RMBS and Non-Agency RMBS of High Credit Quality

ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”) is applied to the recognition of interest income for the following securities:

•	Agency RMBS
•	Non-Agency RMBS that meet each of the following conditions at the acquisition date (referred to hereafter as “Non-Agency RMBS of High Credit Quality”):
1.	Rated AA or higher by a nationally recognized credit rating agency.
2.	We expect to collect substantially all of the security’s contractual cash flows.
3.	The security cannot be contractually prepaid such that we would not recover our initial investment.

Under ASC 310-20, interest income, including premiums and discounts associated with the acquisition of these securities, is recognized over the life of such securities using the interest method based on the contractual cash flows of the security.   In applying the interest method, we consider estimates of future principal prepayments in the calculation of the constant effective yield. Differences that arise between previously anticipated prepayments and actual prepayments received, as well as changes in future prepayment assumptions, result in a recalculation of the effective yield on the security on a quarterly basis. This recalculation results in the recognition of an adjustment to the carrying amount of the security based on the revised prepayment assumptions and a corresponding increase or decrease in reported interest income.

Non-Agency RMBS not of High Credit Quality

Non-Agency RMBS that are purchased at a discount and that are not of high credit quality at the time of purchase are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) or ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”) (referred to hereafter as “Non-Agency RMBS not of High Credit Quality”).

Non-Agency RMBS are accounted for under ASC 310-30 if both of the following conditions are met as of the acquisition date:

1.	There is evidence of deterioration in credit quality of the security from its inception.
2.	It is probable that we will not collect all contractual cash flows on the security.

Non-Agency RMBS are accounted for under ASC 325-40 if both of the following conditions are met as of the acquisition date:

1.	The security is rated below AA (or is unrated) or the security can be contractually prepaid such that we would not recover our initial investment.
2.	We expect to collect substantially all contractual cash flows.

Interest income on Non-Agency RMBS that are not of High Credit Quality is recognized using the effective interest method based on management’s estimates of expected cash flows to be received (as opposed to contractual cash flows as used for securities accounted for under ASC Subtopic 320-10, Investments - Debt and Equity Securities (“ASC' 320-10”), and ASC 310-20). The effective interest rate on these securities is based on management’s estimate for each security of the projected cash flows, which are estimated based on our observation of current information and events and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. Quarterly, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount and/or timing of cash flows from those originally projected, or from those estimated at the last evaluation, are considered to be either positive changes or adverse changes. For securities accounted for under ASC 325-40, any positive change results in a prospective increase in the constant effective yield percentage used to record interest income. For securities accounted for under ASC 310-30, only significant positive changes are reflected prospectively in the constant effective yield percentage used to record interest income.  Adverse changes in cash flows expected to be collected are generally treated consistently for RMBS accounted for under ASC 325-40 and ASC 310-30, and generally result in recognition of an other-than-temporary impairment with no change in the constant effective yield percentage used to record interest income.

Impairment

Considerations applicable to all RMBS

When the fair value of an available-for-sale RMBS security is less than its amortized cost the security is considered impaired.  On at least a quarterly basis we evaluate our securities for other-than-temporary impairment (“OTTI”).  If the Company intends to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then the Company must recognize an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the statement of financial condition date.  If the Company does not intend to sell an impaired security and it is not more-likely-than-not that we would be required to sell an impaired security before recovery, we must further evaluate the security for impairment due to credit losses. Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security and subsequent recoveries in fair value may not be adjusted through earnings.

When evaluating whether we intend to sell an impaired security or will more-likely-than-not be required to sell an impaired security before recovery, we make judgments that consider among other things, our liquidity, leverage, contractual obligations, and targeted investment strategy to determine our intent and ability to hold the investments that are deemed impaired.  The determination as to whether an OTTI exists is subjective as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of future conditions.  As a result, the determination of OTTI, its timing and amount, are based on management estimates that may change materially over time.

Credit Loss Considerations Applicable to Non-Agency RMBS of High Credit Quality

The impairment assessment for Non-Agency RMBS of High Credit Quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the security’s effective interest rate as calculated under ASC 310-20.   If the present value of the remaining cash flows expected to be collected is less than the amortized cost basis, an OTTI is recognized in earnings for the difference. This amount is considered the credit loss component; the remaining difference between amortized cost and the fair value of the security is considered the non-credit component of the OTTI, which is recognized in accumulated other comprehensive income (loss).

Following the recognition of an OTTI through earnings for the credit loss component, a new amortized cost basis is established for the security and subsequent recoveries in fair value may not be adjusted through earnings. However, to the extent that there are subsequent increases in cash flows expected to be collected, the OTTI previously recorded through earnings may be accreted back through interest income.

Non-Agency RMBS not of High Credit Quality

Non-Agency RMBS within the scope of ASC 325-40 or ASC 310-30 are considered other-than-temporarily impaired when the following two conditions exist: (1) the fair value is less than the amortized cost basis, and (2) there has been an adverse change in cash flows expected to be collected from the previous period (i.e., adverse changes in either the amount or timing of cash flows from those previously expected).  The Company’s estimate of the amount and timing of cash flows for its Non-Agency RMBS not of High Credit Quality is based on its review of the underlying securities or mortgage loans securing the RMBS.  The Company considers historical information available and expected future performance of the underlying securities or mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments and dialogue with market participants.  As a result, substantial judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency RMBS.

The other-than-temporary impairment loss is separated into a credit loss component that is recorded in earnings and a non-credit component that is recorded in accumulated other comprehensive income (loss). The credit loss component is comprised of the impact of the fair value decline due to changes in assumptions related to default (collection) risk and prepayments. The non-credit component comprises the change in fair value of the security due to all other factors, including changes in benchmark interest rates and market liquidity.  In determining the OTTI related to credit losses for securities, the Company compares the present value of the remaining cash flows expected to be collected at the current financial reporting date to the present value of the remaining cash flows expected to be collected at the original purchase date (or the last date those estimates were revised for accounting purposes).  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes as determined under ASC 325-40 or ASC 310-30 for purposes of recognizing interest income.

Following the recognition of an OTTI through earnings for the credit loss component, a new amortized cost basis is established for the security and subsequent recoveries in fair value may not be adjusted through earnings. However, to the extent that there are subsequent increases in cash flows expected to be collected, the OTTI previously recorded through earnings may be accreted back through interest income following the guidance in ASC 325-40 or ASC 310-30.

The determination of whether an OTTI exists and, if so, the credit loss component is subject to management estimates based on consideration of both factual information available at the time of assessment as well as the Company’s estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of OTTI constitutes an accounting estimate that may change materially over time.

(e) Interest-Only RMBS

The Company invests in interest-only (“IO”) Agency and Non-Agency RMBS. These IO RMBS represent the Company’s right to receive a specified proportion of the contractual interest flows of specific RMBS.  The Company has accounted for IO RMBS at fair value through earnings given the complexities involved in reliably identifying and measuring the embedded derivative instrument that would otherwise be required to be separated and accounted for as a derivative.  Changes in fair value of all IO RMBS are recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The IO RMBS are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Interest income on IO securities is accrued based on the outstanding principal balance and their contractual terms, and is recognized in accordance with ASC 325-40.  The remaining changes in fair value are presented in Net unrealized gains (losses) on IO RMBS on the Consolidated Statement of Operations and Comprehensive Income (Loss). Interest income reported on IO securities was $32.5 million, $18.8 million, and $43 thousand for the years ended December 31, 2011, 2010, and 2009, respectively.

(f) Securitized Loans Held for Investment

The Company’s securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans.  Mortgage loans are designated as held for investment, and are carried at their principal balance outstanding, plus any premiums, less discounts and allowances for loan losses.  Interest income on loans held for investment is recognized over the life of the investment using the effective interest method.  Income recognition is suspended for loans when, in the opinion of the servicer, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  The Company estimates the fair value of securitized loans for disclosure purposes only as described in Note 5 of these consolidated financial statements.

(g) Allowance for Loan Losses – Securitized Loans Held for Investment

The securitized loan portfolio is comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans that are not guaranteed as to repayment of principal or interest.  Securitized loans are serviced and modified by a third-party servicer.  The Company is not involved in the loan modification process.

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve. The general reserve relates to loans that have not been individually evaluated for impairment and is accounted for under ASC 450, Contingencies.  The general reserve is based on historical loss rates for pools of loans with similar credit characteristics, adjusted for current trends and conditions.

Loans individually evaluated for impairment, including securitized loans modified by the servicer are evaluated for impairment under ASC 310, Receivables.  Loan modifications made by the servicer, are evaluated to determine if they constitute troubled debt restructurings (“TDRs”).  A restructuring of a loan constitutes a TDR if the servicer, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Impairment of modified loans considered to be TDR’s is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate at inception. If the present value of expected cash flows is less than the recorded investment in the loan, a provision for loan losses is recognized through the use of an allowance with a corresponding charge to provision for loan losses. Impairment of all other loans individually evaluated is measured as the difference between the unpaid principal balance and the estimated fair value of the collateral, less estimated costs to sell.

(h) Repurchase Agreements

The Company finances the acquisition of a significant portion of its Agency mortgage-backed securities with repurchase agreements. The Company examines each of the specified criteria in ASC 860, Transfers and Servicing, at the inception of each transaction and has determined that each of the Company’s repurchase agreements meet the specified criteria in this guidance to be accounted for as secured borrowings. None of the Company’s repurchase agreements are accounted for as components of linked transactions. As a result, the Company separately accounts for the financial assets posted as collateral and related repurchase agreements in the accompanying consolidated financial statements.

(i) Securitized Debt, Non-Agency RMBS Transferred to Consolidated VIEs, and Securitized Debt, Loans Held for Investment

The Company has issued securitized debt to finance its residential mortgage loan portfolio and has re-securitized RMBS to finance a portion of its RMBS portfolio.  Certain transactions involving residential mortgage loans are accounted for as secured financings, and are recorded as “Securitized loans held for investment” and the corresponding debt as “Securitized debt, loans held for investment” in the Consolidated Statements of Financial Condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, Non-Agency RMBS transferred to consolidated VIEs” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency RMBS transferred to consolidated VIEs” that pay interest and principal to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company that did not qualify as a sale are accounted for as secured financings pursuant to ASC 860, Transfers and Servicing. For the year ended December 31, 2011, the Company did not have any continuing involvement with any loans or securities previously sold.  The holders of securitized debt have no recourse to the Company, and the Company does not receive any interest or principal paid on such debt.  The Company estimates fair value of securitized debt for disclosure purposes as described in Note 5 to these consolidated financial statements.  The associated securitized debt is carried at amortized cost and is non-recourse to us.

(j) Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

(k) Derivative Financial Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating its interest rate risk. The Company intends to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.  Interest rate swaps are recorded as either assets or liabilities in the Consolidated Statements of Financial Condition, and measured at fair value with realized and unrealized gains and losses recognized in earnings.  Net payments on interest rate swaps are included in the Consolidated Statements of Cash Flows as a component of net income (loss).  Unrealized gains (losses) on interest rate swaps are removed from net income (loss) to arrive at cash flows from operating activities. The Company estimates the fair value of interest rate swaps as described in Note 5 of these consolidated financial statements.

The Company’s interest rate swaps have not been designated as hedging instruments for accounting purposes.  Consequently, changes in the fair value of swaps are reported as a component of net income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company elects to net by counterparty the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off of all individual swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any collateral exchanged as part of the interest rate swap contracts.

(l) Sales, Securitizations, and Re-Securitizations

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

(m) Income Taxes

The Company elected to be taxed as a REIT, and therefore it generally will not be subject to corporate federal, or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  The Company and CIM Trading made a joint election to treat CIM Trading as a TRS.  As such, CIM Trading is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return.  ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements.  The Company does not have any unrecognized tax benefits that would affect its financial position.  The Company has not taken, nor does it expect to take, any tax positions that would require disclosure under ASC 740.  Thus, no accruals for penalties and interest were necessary as of December 31, 2011.

(n) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period.  Diluted net income per share takes into account the effect of dilutive instruments, such as unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the diluted weighted average number of shares outstanding.

(o) Stock-Based Compensation

The Company accounts for stock-based compensation awards granted to the employees of FIDAC and its affiliates in accordance with ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  Pursuant to ASC 505-50 the Company measures the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.  Compensation expense related to the grants of stock is recognized over the vesting period of such grants based on the fair value of the stock on each quarterly vesting date, at which the counterparty’s performance is complete.

The Company accounts for stock-based compensation awards granted to the Company’s independent directors in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”).  Compensation expense for equity based awards granted to the Company’s independent directors is recognized ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.

(p) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially adversely impact the Company’s results of operations and its financial condition. Management has made significant estimates in accounting for income recognition and OTTI on Agency and Non-Agency RMBS (Note 3), valuation of Agency and Non-Agency RMBS (Notes 3 and 5), and interest rate swaps (Notes 5 and 9).  Actual results could differ materially from those estimates.

(q) Recent Accounting Pronouncements

Presentation

Balance Sheet (Topic 210)

On December 23, 2011, the FASB released Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement.  The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.  The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This update is effective for annual reporting periods beginning on or after January 1, 2013.  This update is expected to result in additional disclosure.

Comprehensive Income (Topic 220)

In June 2011, the FASB released ASU 2011-05 Comprehensive Income: Presentation of Comprehensive Income, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in OCI.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial statements.

On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income In ASU No. 2011-05, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI.  This was done to allow the FASB time to re-deliberate the presentation on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI.  No other requirements under ASU 2011-05 are affected by ASU 2011-12.  FASB tentatively decided not to require presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements and to propose new disclosures instead.

In March 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update addresses the disclosure issue left open at the deferral under ASU 2011-12.  This update requires the provision of information about the amounts reclassified out of accumulated Other Comprehensive Income (OCI) by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This update, which will increase disclosures for the Company as outlined above, is effective for reporting periods beginning after December 15, 2012 with early adoption permitted.  The Company has not elected early adoption.

Broad Transactions

Fair Value Measurements and Disclosures (Topic 820)

In May 2011, the FASB released ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, further converging U.S. GAAP and IFRS by providing common fair value measurement and disclosure requirements.  FASB made changes to the fair value measurement guidance, which include: 1) prohibiting the inclusion of block discounts in all fair value measurements, not just Level 1 measurements, 2) adding guidance on when to include other premiums and discounts in fair value measurements,  3) clarifying that the concepts of “highest and best use” and “valuation premise” apply only when measuring the fair value of non-financial assets and 4) adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (e.g., a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met.  ASU 2011-04 also requires additional disclosure related to items categorized as Level 3 in the fair value hierarchy, including a description of the processes for valuing these assets, providing quantitative information about the significant unobservable inputs used to measure fair value, and in certain cases, explaining the sensitivity of the fair value measurements to changes in unobservable inputs.   This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and is expected to result in additional disclosures in the notes to the consolidated financial statements.

Transfers and Servicing (Topic 860)

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Previous to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. In connection with the issuance of ASU 2011-03, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  ASU 2011-03 removes the transferor’s ability criterion from consideration of effective control.  This update is effective for the first interim or annual period beginning on or after December 15, 2011.  As the Company records repurchase agreements as secured financings and not sales, this update is not expected to have a significant effect on the Company’s consolidated financial statements.

Receivables (Topic 310)

In April 2011, the FASB issued ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” or ASU 2011-02.  ASU 2011-02 primarily clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered. Loan modifications which are considered troubled debt restructurings could result in additional disclosure requirements and could impact the related provision for loan losses. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011, with retrospective application to the beginning of the year. The adoption of ASU 2011-02 affected how we account for loan modifications, and may result in an increase in the loan modifications we classify as troubled debt restructurings, and therefore our provision for loan losses.

Financial Services – Investment Companies (Topic 946)

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company for reporting purposes.  As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic.  If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements.

On December 12, 2012, the FASB agreed that the accounting for real estate investments should be considered in a second phase of the Investment Companies project and that all REITs should be exempted from conclusions reached in phase I of the project.  The Board has not yet agreed on the scope of phase II of the project.

The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

3.  Residential Mortgage-Backed Securities

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of December 31, 2011 and 2010, by asset class.  The Company classifies its Non-Agency RMBS into senior, senior interest-only, subordinated, subordinated interest-only, Non-Agency RMBS transferred to consolidated VIEs and Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests.  The total fair value of the Non-Agency RMBS that are held by the re-securitization trusts that are consolidated pursuant to ASC 810, Consolidation, was $3.3 billion and $4.4 billion at December, 2011 and 2010 respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

December 31, 2011
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,115	$-	$(56)	$1,059	$1,020	$2	$(41)	$(39)
Senior interest-only	3,734,452	199,288	-	199,288	188,679	11,308	(21,917)	(10,609)
Subordinated	1,378,891	-	(724,739)	654,152	606,895	30,997	(78,254)	(47,257)
Subordinated interest-only	277,560	21,910	-	21,910	22,019	1,663	(1,554)	109
RMBS transferred to consolidated variable interest entities ("VIEs")	5,265,128	19,869	(2,382,995)	2,902,002	3,270,332	420,505	(52,175)	368,330
Agency RMBS	2,937,041	90,403	(159)	3,027,285	3,144,531	117,601	(355)	117,246
Total	$13,594,187	$331,470	$(3,107,949)	$6,805,696	$7,233,476	$582,076	$(154,296)	$427,780

December 31, 2010
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$343,203	$53	$(477)	$342,779	$342,578	$100	$(301)	$(201)
Senior interest-only	2,699,496	158,728	-	158,728	160,964	5,968	(3,732)	2,236
Subordinated	1,197,998	-	(565,301)	632,697	635,452	11,879	(9,124)	2,755
Subordinated interest-only	282,364	28,556	-	28,556	32,449	3,893	-	3,893
RMBS transferred to consolidated variable interest entities ("VIEs")	6,094,172	25,568	(2,411,758)	3,707,982	4,357,666	710,223	(60,539)	649,684
Agency RMBS	2,035,824	67,132	-	2,102,956	2,133,584	47,718	(17,090)	30,628
Total	$12,653,057	$280,037	$(2,977,536)	$6,973,698	$7,662,693	$779,781	$(90,786)	$688,995

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2011	December 31, 2010
	(dollars in thousands)
Balance at beginning of period	$2,521,723	$2,438,605
Purchases	139,347	1,054,800
Accretion	(392,779)	(389,534)
Reclassification (to) from non-accretable difference	127,978	(311,763)
Sales	(53,807)	(270,385)
Balance at end of period	$2,342,462	$2,521,723

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d) above.

December 31, 2011
(dollars in thousands)

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or More
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$127	$(41)	1	$127	$(41)	1
Senior interest-only	99,351	(18,756)	26	17,647	(3,161)	12	116,998	(21,917)	38
Subordinated	321,416	(52,824)	33	111,167	(25,430)	17	432,583	(78,254)	50
Subordinated interest- only	16,300	(1,554)	2	-	-	-	16,300	(1,554)	2
RMBS transferred to consolidated VIEs	-	-	-	594,369	(52,175)	18	594,369	(52,175)	18
Agency RMBS	3,888	(355)	2	-	-	-	3,888	(355)	2
Total	$440,955	$(73,489)	63	$723,310	$(80,807)	48	$1,164,265	$(154,296)	111

December 31, 2010
(dollars in thousands)

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or More
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$32,882	$(178)	4	$163	$(123)	1	$33,045	$(301)	5
Senior interest-only	45,669	(3,693)	18	37	(39)	1	45,706	(3,732)	19
Subordinated	179,368	(9,077)	29	881	(47)	5	180,249	(9,124)	34
RMBS transferred to consolidated VIEs	266,933	(10,621)	4	254,529	(49,918)	12	521,462	(60,539)	16
Agency RMBS	598,352	(16,927)	5	2,112	(163)	1	600,464	(17,090)	6
Total	$1,123,204	$(40,496)	60	$257,722	$(50,290)	20	$1,380,926	$(90,786)	80

At December 31, 2011 the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency RMBS were $355 thousand and $17.1 million at December 31, 2011 and 2010, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2011and 2010 unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (including Non-Agency RMBS held by consolidated VIEs) were $153.9 million and $73.7 million at December 31, 2011 and 2010, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather due to non-credit related factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

Non-Agency RMBS on which OTTI has been recognized are characterized as securities in an unrealized loss position, with an amortized cost basis prior to being impaired that was in excess of their discounted cash flows expected to be collected.  The Company’s estimate of cash flows for its Non-Agency RMBS is based on its review of the underlying securities and mortgage loans securing these RMBS. The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing, FICO scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants. Significant judgment is used in both the Company’s analysis of cash flows expected to be collected for its Non-Agency RMBS and any determination of the credit component of OTTI.

A summary of the OTTI included in earnings for the years ended December 31, 2011, 2010 and 2009 is presented below.

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Other-than-temporary impairments	(dollars in thousands)
Total other-than-temporary impairment losses	$(418,119)	$(295,386)	$(290,228)
Non-credit portion of loss recognized in other comprehensive income (loss)	61,014	163,541	179,357
Net other-than-temporary credit impairment losses	$(357,105)	$(131,845)	$(110,871)

Net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a non-credit component of OTTI was previously recognized in other comprehensive income.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(dollars in thousands)
Cumulative credit impairment loss beginning balance	$84,255	$60,043	$28,190
Additions:
Other-than-temporary impairments not previously recognized	219,393	76,285	82,077
Reductions for securities sold during the period	(6,918)	(11,189)	(310)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	137,712	55,560	28,794
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(359,708)	(96,444)	(78,708)
Cumulative credit impairment loss ending balance	$74,734	$84,255	$60,043

The significant inputs used to determine the measurement of the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Year Ended
	December 31, 2011	December 31, 2010

Loss Severity
Weighted Average	59%	50%
Range	34% - 97%	26% - 82%

60+ days delinquent
Weighted Average	30%	32%
Range	0% - 68%	0% - 49%

Credit Enhancement (1)
Weighted Average	10%	16%
Range	0% - 91%	0% - 86%

3 Month CPR
Weighted Average	15%	16%
Range	0% - 83%	0% - 39%

12 Month CPR
Weighted Average	16%	17%
Range	4% - 56%	1% - 35%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at December 31, 2011 and 2010.  Interest-only RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying unamortized principal balance of specific securities.  At December 31, 2011, interest-only RMBS had an unrealized loss of $5.7 million and had an amortized cost of $237.8 million.

The fair value of IOs at December 31, 2011 and 2010 is $232.1 million, and $211.3, respectively.

December 31, 2011
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$2	$-	$2	$(41)	$-	$(41)
Senior interest-only	-	11,308	11,308	-	(21,917)	(21,917)
Subordinated	30,997	-	30,997	(78,254)	-	(78,254)
Subordinated interest-only	-	1,663	1,663	-	(1,554)	(1,554)
RMBS transferred to consolidated VIEs	415,688	4,817	420,505	(52,175)	-	(52,175)
Agency RMBS	117,236	365	117,601	-	(355)	(355)
Total	$563,923	$18,153	$582,076	$(130,470)	$(23,826)	$(154,296)

December 31, 2010
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$100	$-	$100	$(301)	$-	$(301)
Senior interest-only	-	5,968	5,968	-	(3,732)	(3,732)
Subordinated	11,879	-	11,879	(9,124)	-	(9,124)
Subordinated interest-only	-	3,893	3,893	-	-	-
RMBS transferred to consolidated VIEs	707,317	2,906	710,223	(60,539)	-	(60,539)
Agency RMBS	47,718	-	47,718	(16,927)	(163)	(17,090)
Total	$767,014	$12,767	$779,781	$(86,891)	$(3,895)	$(90,786)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the collateral characteristics related to the Company’s RMBS portfolio at December 31, 2011 and 2010.

	December 31, 2011
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$1,115	$95.13	$91.55	1.02%	2.95%
Senior, interest only	$3,734,452	$5.34	$5.05	1.96%	13.28%
Subordinated	$1,378,891	$47.44	$44.01	3.44%	9.57%
Subordinated, interest only	$277,560	$7.89	$7.93	2.94%	9.93%
RMBS transferred to consolidated variable interest entities	$5,265,128	$55.14	$62.11	5.32%	14.56%
Agency Mortgage-Backed Securities	$2,937,041	$103.07	$107.06	4.66%	3.83%

(1) Bond Equivalent Yield at period end.

	December 31, 2010
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$343,203	$99.88	$99.82	3.62%	3.34%
Senior, interest only	$2,699,496	$5.88	$5.96	2.25%	14.45%
Subordinated	$1,197,998	$52.81	$53.04	2.59%	6.91%
Subordinated, interest only	$282,364	$10.11	$11.49	3.21%	9.73%
RMBS transferred to consolidated variable interest entities	$6,094,172	$60.83	$71.53	5.77%	12.03%
Agency Mortgage-Backed Securities	$2,035,824	$103.30	$104.80	4.91%	4.23%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
AAA	0.53%	3.11%
AA	0.14%	1.61%
A	0.45%	1.19%
BBB	1.54%	0.45%
BB	0.00%	0.36%
B	0.43%	0.06%
Below B or not rated	96.91%	93.22%
Total	100.00%	100.00%
Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at December 31, 2011 and 2010 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS at December 31, 2011 and 2010 in the tables below are based on consensus constant prepayment speeds for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

December 31, 2011
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$892	$-	$128	$-	$1,020
Senior interest-only	-	85,633	69,204	33,842	188,679
Subordinated	6,530	101,984	259,549	238,832	606,895
Subordinated interest-only	-	-	1,812	20,207	22,019
RMBS transferred to consolidated VIEs	25,375	338,616	2,119,030	787,311	3,270,332
Agency RMBS	17,932	1,735,106	824,645	566,848	3,144,531
Total fair value	$50,729	$2,261,339	$3,274,368	$1,647,040	$7,233,476
Amortized cost
Non-Agency RMBS
Senior	$891	$-	$168	$-	$1,059
Senior interest-only	-	95,974	69,953	33,361	199,288
Subordinated	5,616	98,657	300,489	249,390	654,152
Subordinated interest-only	-	-	1,946	19,964	21,910
RMBS transferred to consolidated VIEs	32,806	296,144	1,827,000	746,052	2,902,002
Agency RMBS	17,610	1,663,917	798,632	547,126	3,027,285
Total amortized cost	$56,923	$2,154,692	$2,998,188	$1,595,893	$6,805,696

December 31, 2010
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$9,745	$332,670	$163	$-	$342,578
Senior interest-only	-	27,382	106,561	27,021	160,964
Subordinated	242	79,417	128,089	427,704	635,452
Subordinated interest-only	-	-	-	32,449	32,449
RMBS transferred to consolidated VIEs	1,615	392,716	3,018,948	944,387	4,357,666
Agency RMBS	-	1,560,859	572,725	-	2,133,584
Total fair value	$11,602	$2,393,044	$3,826,486	$1,431,561	$7,662,693
Amortized cost
Non-Agency RMBS
Senior	$9,778	$332,715	$286	$-	$342,779
Senior interest-only	-	25,547	106,255	26,926	158,728
Subordinated	9	76,797	125,928	429,963	632,697
Subordinated interest-only	-	-	-	28,556	28,556
RMBS transferred to consolidated VIEs	13,021	365,109	2,464,348	865,504	3,707,982
Agency RMBS	-	1,513,644	589,312	-	2,102,956
Total amortized cost	$22,808	$2,313,812	$3,286,129	$1,350,949	$6,973,698

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.  At December 31, 2011, 97% of the Non-Agency RMBS collateral was Alt-A.  At December 31, 2010, 99% of the Non-Agency RMBS collateral was Alt-A.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
Weighted average maturity (years)		25.7		26.9
Weighted average amortized loan to value (1)		71.5%		72.4%
Weighted average FICO (2)		718.4		718.7
Weighted average loan balance (in thousands)		$469.0		$472.0
Weighted average percentage owner occupied		85.3%		84.0%
Weighted average percentage single family residence		65.6%		63.8%
Weighted average current credit enhancement		4.5%		8.5%
Weighted average geographic concentration of top five states	CA	38.1%	CA	39.6%
	FL	8.5%	FL	8.8%
	NY	6.1%	NY	5.0%
	NJ	2.7%	VA	2.6%
	VA	2.4%	NJ	2.2%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2011 and 2010.

Origination Year	December 31, 2011	December 31, 2010
2001	0.2%	0.0%
2003	0.9%	0.0%
2004	1.3%	0.1%
2005	13.8%	18.9%
2006	31.8%	36.7%
2007	48.7%	40.4%
2008	3.3%	3.9%
Total	100.0%	100.0%

During the year ended December 31, 2011, the Company sold RMBS with a carrying value of $2.6 billion for realized gains of $54.4 million.  During the year ended December 31, 2010, the Company sold RMBS with a carrying value of $878.9 million for realized gains of $17.3 million.

During the year ended December 31, 2011, the Company financed $306.6 million of AAA-rated fixed rate bonds related to previously executed re-securitization transactions by selling the bonds to third party investors for net proceeds of $311.0 million.

During the year ended December 31, 2010, the Company transferred $3.7 billion in principal value of its RMBS to the CSMC 2010-1R, CSMC 2010-11R, and CSMC 2010-12R Trusts in re-securitization transactions.  These transactions were recorded as secured financings pursuant to ASC Topic 860.  During the year ended December 31, 2010, the Company financed through these transactions $1.3 billion of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $1.3 billion.

4.  Securitized Loans Held for Investment

The securitized loans held for investment are carried at their principal balance outstanding, plus premiums, less discounts and an allowance for loan losses.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at December 31, 2011 and 2010.

	For the Year Ended
	December 31, 2011	December 31, 2010
	(dollars in thousands)
Balance, beginning of period	$349,112	$470,533
Principal paydowns	(85,526)	(113,330)
Net periodic amortization (accretion)	(1,663)	(982)
Change to loan loss provision	(2,932)	(6,455)
Charge-offs	(2,359)	(654)
Balance, end of period	$256,632	$349,112

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
	(dollars in thousands)

Securitized loans, at amortized cost	$270,570	$360,118
Less: allowance for loan losses	13,938	11,006
Securitized loans held for investment	$256,632	$349,112

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 55.7% were originated during 2008, 42.7% during 2007, and the remaining 1.6% of the loans were originated prior to 2007.  A summary of key characteristics of these loans follows.

	December 31, 2011		December 31, 2010
Number of loans		392		513
Weighted average maturity (years)		25.8		26.6
Weighted average loan to value (1)		75.5%		74.5%
Weighted average FICO (2)		752		755
Weighted average loan balance (in thousands)		$684.0		$694.3
Weighted average percentage owner occupied		91.1%		90.5%
Weighted average percentage single family residence		58.1%		58.2%
Weighted average geographic concentration of top five states	CA	36.0%	CA	33.3%
	FL	6.1%	FL	6.7%
	AZ	5.8%	NJ	5.3%
	NJ	5.4%	IL	5.3%
	IL	5.3%	AZ	5.2%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the years ended December 31, 2011, 2010 and 2009

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(dollars in thousands)
Balance, beginning of period	$11,006	$4,551	$1,621
Provision for loan losses	5,291	7,109	3,102
Charge-offs	(2,359)	(654)	(172)
Balance, end of period	$13,938	$11,006	$4,551

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at December 31, 2011 and 2010 was $6.3 million and $6.1 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at December 31, 2011 and 2010 was $7.6 million and $4.9 million, respectively.

The Company’s overall provision for loan losses is described in Note 2(g) above.  The Company’s general reserve is based on historical loss rates for pools of loans with similar credit characteristics, adjusted for current trends and conditions, including current trends in delinquencies and severities.  The Company has established a specific reserve that reflects consideration of delinquent loans, loans in foreclosure, borrowers that have declared bankruptcy, and real estate owned.  The loan loss provision related to these loans is measured as the difference between the unpaid principal balance and the estimated fair value of the property securing the mortgage, less estimated costs to sell.  The specific reserve also reflects consideration of concessions granted to borrowers by the servicer in the form of interest rate modifications (i.e., reductions).  Loan loss provisions related to these modifications are based on the contractual principal and interest payments, post-modification, discounted at the loans original effective interest rate.

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $32.9 million and $27.2 million at December 31, 2011 and 2010, respectively.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2011 and 2010 was $14.3 million and $22.3 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $235.2 million and $328.8 million at December 31, 2011 and 2010, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at December 31, 2011 and 2010 was $228.9 million and $322.7 million, respectively.

The following table summarizes the outstanding principal balance of loans greater than 30 days delinquent at December 31, 2011 and 2010.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
December 31, 2011	$1,342	$1,828	$2,338	$1,659	$3,626	$5,201	$15,994
December 31, 2010	$1,664	$1,554	$9,649	$937	$1,295	$1,120	$16,219

The Company does not service or modify loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company as an owner of beneficial interests in the subordinated tranches of the respective securitizations.  The following table presents the loans that were modified by the servicer during the period.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre-modification)	Unpaid Principal Balance of Modified Loans (Post-modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
	(dollars in thousands)
December 31, 2011	7	$5,496	$5,798	$5,851	$5,851	$0
December 31, 2010	14	$11,385	$11,975	$12,114	$12,114	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the year ended December 31, 2011, the Company determined that all loans modified by the servicer were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. All seven loan modifications during 2011 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and our measurement of impairment is based on the excess of our recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDR’s, the $4.5 million specific reserve related to TDR’s as of December 31, 2011 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.

5.  Fair Value Measurements

The Company follows fair value guidance in accordance with U.S. GAAP to account for its financial instruments. The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the consolidated statements of financial condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

A description of the methodologies utilized by the Company to estimate the fair value of its financial instruments by instrument class follows:

Short-term Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, dividends payable, and accrued interest payable are considered to be a reasonable estimate of fair value due to the short term nature of these financial instruments.

Agency and Non-Agency RMBS

Generally, the Company determines the fair value of its investment securities utilizing its own internal pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value using pricing models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.  Certain very liquid asset classes, such as Agency fixed-rate pass-throughs may be priced using independent sources such as quoted prices for To-Be-Announced (“TBA”) securities.

The Agency RMBS market is considered to be an active market such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Agency RMBS market and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements.  Consequently, the Company has classified Agency RMBS as Level 2 inputs in the fair value hierarchy.

In connection with the Restatement, the Company reevaluated its historical conclusion regarding the Level in the fair value hierarchy in which the Non-Agency RMBS have been classified and determined that the Non-Agency RMBS market as a whole exhibited characteristics of an inactive market for all periods presented in this Form 10-K.  The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market due to the wide-spread availability of the data.  The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy.  Consequently, Non-Agency RMBS for the year ended December 31, 2010 have been restated to reflect the use of Level 3 inputs into the determination of fair value.

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

During the fourth quarter of 2011, the Company changed its discount rate assumption used to determine the fair value of interest rate swaps from LIBOR to the overnight index swap rate in response to changes in market valuation practices for interest rate swaps that are collateralized. The impact on the fair value of the Company’s interest rate swaps was not significant.

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

During times of market dislocation, as has been experienced for some time and continues to exist, the observability of prices and inputs can be reduced for certain Non-Agency RMBS.  If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined by the Company without validation to third-party pricing.  In addition, validating third party pricing for the Company’s investments may be more subjective as fewer participants may be willing to provide this service to the Company.  Illiquid investments typically experience greater price volatility as a ready market does not exist.  As fair value is not an entity-specific measure and is a market-based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period.  A condition such as this can cause instruments to change classifications within the three level hierarchy as the availability of third party pricing changes.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2011 and 2010 is presented below.

December 31, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$1,020
Senior interest-only	-	-	188,679
Subordinated	-	-	606,895
Subordinated interest-only	-	-	22,019
RMBS transferred to consolidated VIEs	-	-	3,270,332
Agency mortgage-backed securities	-	3,144,531	-

Liabilities:
Interest rate swaps	-	44,467	-

December 31, 2010 (restated)
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$342,578
Senior interest-only	-	-	160,964
Subordinated	-	-	635,452
Subordinated interest-only	-	-	32,449
RMBS transferred to consolidated VIEs	-	-	4,357,666
Agency mortgage-backed securities	-	2,133,584	-

Liabilities:
Interest rate swaps	-	9,988	-

The table below provides a summary of the changes in the fair value of securities classified as Level 3.  In the aggregate, the Company’s estimate of the fair value of its RMBS investments were 0.72% lower than the aggregate dealer marks as of December 31, 2011 and 0.02% lower than the aggregated dealer marks as of December 31, 2010.

Fair Value Reconciliation, Level 3
(dollars in thousands)
	For the Year Ended
	December 31, 2011	December 31, 2010 (restated)
Non-Agency RMBS
Beginning balance Level 3 assets	$5,529,109	2,398,865
Additions due to adoption of ASC 810	-	1,899,971
Reductions due to adoption of ASC 810	-	(874,963)
Purchases	446,207	3,092,549
Principal payments	(695,277)	(869,418)
Sales	(631,642)	(835,355)
Accretion of investment discounts	81,224	85,174
Gains (losses) included in net income
Other than temporary credit impairment losses	(357,105)	(131,845)
Realized gains (losses) on sales	445	15,239
Net unrealized gains (losses) on interest-only RMBS	(14,717)	3,993
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(269,299)	744,899
Ending balance Level 3 assets	$4,088,945	$5,529,109

There were no transfers to or from Level 3 during 2011 and 2010.  At December 31, 2011 and 2010, the amount of unrealized gains in accumulated other comprehensive income related to Non-Agency RMBS was $464.5 million and $732.1 million, respectively.

Securitized Loans Held for Investment

The Company carries securitized loans held for investment at principal value, plus premiums, less purchase discounts and allowance for loan losses.  The Company estimates the fair value of its securitized loans held for investment at the discounted loss adjusted expected future cash flows of the collateral.  The Company models each underlying asset by considering, among other items, the nature of the underlying collateral, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

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

Securitized Debt, Non-Agency RMBS transferred to consolidated VIEs and Securitized Debt, Loans Held for Investment

The Company records securitized debt for certificates or notes financed without recourse to the Company in securitization or re-securitization transactions treated as secured financings pursuant to ASC 860.  The Company carries securitized debt at the principal balance outstanding plus premiums, less discounts recorded in connection the financing of the loans or RMBS with third parties.  The premiums or discounts associated with the financing of the notes or certificates are amortized over the life of the instrument using the effective interest method.  The Company estimates the fair value of securitized debt by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding.  The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

The following table presents the carrying value and estimated fair value, as described above, of the Company’s financial instruments at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Non-Agency RMBS	$4,088,945	$4,088,945	$5,529,109	$5,529,109
Agency RMBS	3,144,531	3,144,531	2,133,584	2,133,584
Securitized loans held for investment	256,632	237,977	349,112	327,159
Repurchase agreements	(2,672,989)	(2,677,402)	(1,808,797)	(1,811,575)
Securitized debt, non-Agency RMBS transferred to consolidated VIEs	(1,630,276)	(1,546,237)	(1,956,079)	(1,887,121)
Securitized debt, loans held for investment	(212,778)	(222,921)	(289,236)	(303,102)
Interest rate swaps	(44,467)	(44,467)	(9,988)	(9,988)

6.  Repurchase Agreements

The Company had outstanding $2.7 billion and $1.8 billion of repurchase agreements with weighted average borrowing rates of 0.35% and 0.45% and weighted average remaining maturities of 48 days and 49 days as of December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $2.9 billion and $2.0 billion, respectively. The average daily balances of the Company’s repurchase agreements for the years ended December 31, 2011 and 2010 were $3.8 billion and $1.9 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At December 31, 2011 and 2010, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Overnight	$-	$-
1-29 days	1,368,945	232,265
30 to 59 days	836,007	970,394
60 to 89 days	-	545,442
90 to 119 days	171,836	60,696
Greater than or equal to 120 days	296,201	-
Total	$2,672,989	$1,808,797

At December 31, 2011 and 2010, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

7.  Securitized Debt

All of the Company’s securitized debt is collateralized by residential mortgage loans or RMBS.  For financial reporting purposes, the Company’s securitized debt is accounted for as secured financings.  Thus, the residential mortgage loans or RMBS held as collateral are recorded in the assets of the Company as securitized loans held for investment or Non-Agency RMBS transferred to consolidated VIEs and the securitized debt is recorded as a non-recourse liability in the accompanying Consolidated Statements of Financial Condition.

At December 31, 2011 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $222.9 million.  The debt matures between the years 2023 and 2038.  At December 31, 2011 the debt carried a weighted average cost of financing equal to 5.48%.  At December 31, 2010, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $303.1 million.  At December 31, 2010, the debt carried a weighted average cost of financing equal to 5.52%.

At December 31, 2011 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.7 billion.  The debt matures between the years 2035 and 2047.  At December 31, 2011 the debt carried a weighted average cost of financing equal to 5.09%.  At December 31, 2010, the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $2.0 billion.  At December 31, 2010, the debt carried a weighted average cost of financing equal to 5.17%.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to senior certificates sold to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at December 31, 2011 and 2010, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Within One Year	$488,886	$634,988
One to Three Years	598,921	831,305
Three to Five Years	276,965	305,953
Greater Than or Equal to Five Years	404,386	417,977
Total	$1,769,158	$2,190,223

Maturities of the Company’s securitized debt are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.  See Notes 3 and 4 for a more detailed discussion of the securities and loans collateralizing the securitized debt.

8.  Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has created VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.  Effective January 1, 2010, in connection with a change in accounting principle, the Company determined that it was the primary beneficiary of seven trusts, one of which had been consolidated since its inception.  The cumulative effect of this accounting change based on the shares outstanding on that date was to reduce the beginning book value of the Company by $0.16 per share.

Determining the primary beneficiary of a VIE requires significant judgment.  The Company determined that for the securitizations it consolidates, its ownership of substantially all subordinate interests provided the Company with the obligation to absorb losses and/or the right to receive benefits from the VIE that could be significant to the VIE.  In addition, the Company is considered to have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance (“power”) or the Company was determined to have power in connection with its involvement with the purpose and design of the VIE.  The remaining two trusts evaluated by the Company as a result of its investments did not meet the requirements for consolidation due to the Company’s inability to control certain activities of the VIEs.

As of December 31, 2011, our consolidated statement of financial condition includes an aggregate $3.6 billion of assets and $1.9 billion of liabilities related to consolidated securitization vehicles.

Our interest in the assets held by these securitization vehicles, which are consolidated on our statement of financial condition, is restricted by the structural provisions of these entities, and a recovery of our investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on our statement of financial condition, are non-recourse to us, and can generally only be satisfied from each securitization vehicle’s respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these consolidated securitization vehicles.

VIEs for Which the Company is the Primary Beneficiary

Based on the Company’s consolidation evaluation, the Company consolidated three VIEs on January 1, 2010 that were not previously consolidated and consolidated three VIEs that it created during 2010.  The Company’s retained beneficial interests in these VIEs is typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The result of consolidation at December 31, 2011 is the inclusion of $3.3 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $256.6 million of securitized loans held for investment, the recognition of $1.8 billion of non-recourse securitized debt associated with these re-securitizations, and $26.6 million and $8.1 million of accrued interest receivable and accrued interest payable of the assets and liabilities, respectively, of the securitization.

The trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders.  The assets and other instruments held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity.  The Company’s risks associated with its involvement with these VIEs is limited to its risks and rights as a certificate holder of the bonds it has retained.  There have been no recent changes to the nature of risks associated with the Company’s involvement with VIEs.

The securitization entities are composed of senior classes of RMBS and Alt-A mortgage loans of similar quality and characteristics of the assets reflected in the RMBS classifications found in the Company’s consolidated financial statements.  See Note 3 for a discussion of the characteristics of the securities in the Company’s portfolio.

The table below presents the assets and liabilities of VIEs consolidated by the Company as of January 1, 2010 and the related cumulative effect of adopting the change in accounting principle.

Carrying Value (1)
(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$1,098,118
Liabilities
Securitized debt, non-Agency RMBS transferred to consolidated VIEs	1,202,221
Net assets and liabilities of newly consolidated entities	(104,103)
Cumulative effect of change in accounting principle	$(104,103)

(1) Carrying value represents the amount the assets would have been recorded at in the consolidated financial statements at January 1, 2010 had they been recorded in the consolidated financial statements on the date the Company first met the conditions for consolidation under the new accounting principle.

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to the consolidated VIEs as of December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$3,270,332	$4,357,666
Securitized loans	256,632	349,112
Accrued interest receivable	26,616	31,448
Liabilities
Securitized debt, non-Agency RMBS transferred to consolidated VIEs	$1,630,276	$1,956,079
Securitized debt, loans held for investment	212,778	289,236
Accrued interest payable	8,130	9,966

Income and expense and OTTI amounts recorded in the consolidated statements of operations for the Company as detailed in the table below.

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(dollars in thousands)
Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	$450,996	$472,740	$26,440
Less: interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	122,917	138,699	25,212
Net interest income	$328,079	$334,041	$1,228

Total other-than-temporary impairment losses	$(239,828)	$(183,746)	$-
Non-credit portion of loss recognized in other comprehensive income (loss)	(18,731)	95,756	-
Net other-than-temporary credit impairment losses	$(258,559)	$(87,990)	$-

The amounts recorded on the consolidated statements of cash flows for the consolidated VIEs of Company is presented in the table below for the periods presented.

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(dollars in thousands)
Amortization of debt issue costs of securitized debt	$12,551	$16,655	4,000
Payments on securitized debt borrowings, loans held for investment	(80,181)	(106,186)	(102,393)
Proceeds from securitized debt borrowings, RMBS transferred to consolidated VIEs	310,972	1,295,657	-
Payments on securitized debt borrowings, RMBS transferred to consolidated VIEs	(645,603)	(574,399)	-
Decrease (increase) in accrued interest receivable	(4,832)	27,986	496
Increase (decrease) in accrued interest payable	(1,836)	8,032	508
Net cash provided by/(used in) consolidated VIEs	$(408,929)	$667,745	$(97,389)

VIEs for Which the Company is Not the Primary Beneficiary

The table below represents the carrying amounts and classification of assets recorded on the Company’s consolidated financial statements related to its variable interests in non-consolidated VIEs, as well as its maximum exposure to loss as a result of its involvement with these VIEs, which is represented by the fair value of the Company’s investments in the trusts.

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$168	$127	$286	$163
Senior interest-only	128	266	128	397
Subordinated	4,651	4,858	5,790	6,485
Agency RMBS	1,890	2,273	2,680	2,530
Total	$6,837	$7,524	$8,884	$9,575

The Company’s involvement with VIEs for which it is not considered the primary beneficiary generally are in the form of owning securities issued by the trusts, similar to its investments in other RMBS, that do not provide the Company with a controlling financial interest.  The Company’s maximum exposure to loss does not include other-than-temporary impairments or other write-downs that the Company previously recognized through earnings.

9.  Interest Rate Swaps

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps.  The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated repurchase agreements. These derivative financial instrument contracts do not qualify as hedges under ASC 815, Derivatives and Hedging.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of December 31, 2011 and 2010.

	Location on Consolidated Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value	Net Estimated Fair Value of RMBS Pledged as Collateral
	(dollars in thousands)

December 31, 2011	Liabilities	$950,000	$(44,467)	$46,647
December 31, 2010	Liabilities	$450,000	$(9,988)	$12,818

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Year Ended:
December 31, 2011	$(15,929)	$(34,478)
December 31, 2010	$(5,788)	$(9,989)

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2011 was 2.08% and the weighted average receive rate was 0.29%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2010 was 2.59% and the weighted average receive rate was 0.26%.  At December 31 2011 and 2010, there was no offsetting of the market value of interest rate swaps by dealer.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at December 31, 2011 is approximately $44.5 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the year ended December 31, 2011.  As a result of the Company’s failure to file its SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of its common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

On September 24, 2009, the Company implemented a dividend reinvestment and share purchase plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock. Persons who are not already stockholders may also purchase our common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, Computershare. During the year ended December 31, 2011 the Company raised $964 thousand by issuing 278,000 shares through the DRSPP. During the year ended December 31, 2010, the Company raised $263 thousand by issuing 68,000 shares through the DRSPP.  The DRSPP was suspended when the Company was no longer current in its filings with the SEC.

As a result of the Company’s failure to file its SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares under the DRSPP until filings with the SEC have been timely made for a full year.

During the year ended December 31, 2011 the Company declared dividends to common shareholders totaling $523.5 million, or $0.51 per share.  During the year ended December 31, 2010, the Company declared dividends to common shareholders totaling $577.5 million or $0.69 per share.

There was no preferred stock issued or outstanding as of December 31, 2011 and 2010.

Earnings per share for the years ended December 31, 2011, 2010 and 2009, respectively, is computed as follows:

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(dollars in thousands)
Numerator:
Net income	$137,329	$248,405	$230,696
Effect of dilutive securities:	-	-	-
Dilutive net income available to stockholders	$137,329	$248,405	$230,696

Denominator:
Average shares available to common stockholders	1,026,365,197	821,675,803	505,962,840
Effect of dilutive securities:	806,190	941,516	1,079,581
Weighted Average Dilutive Shares	1,027,171,387	822,617,319	507,042,421

Net income per average share attributable to common stockholders - Basic	$0.13	$0.30	$0.46
Net income per average share attributable to common stockholders - Diluted	$0.13	$0.30	$0.45

11.  Long Term Incentive Plan and other Stock-Based Compensation

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of December 31, 2011, 543,000 shares have vested and 45,000 shares were forfeited.  As of December 31, 2011 there was $13.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date. That cost is expected to be recognized over a weighted-average period of 6.0 years. The total fair value of shares vested, less those forfeited, during the years ended December 31, 2011, 2010 and 2009 was $443 thousand, $481 thousand and $437 thousand, respectively, based on the closing price of the stock on the vesting date.  For the years ended December 31, 2011, 2010 and 2009, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $451 thousand, $490 thousand, and $451 thousand, respectively.

Our independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company.  Equity based awards granted to the independent director’s vest during the year of service.  For the years ended December 31, 2011, 2010 and 2009, the company recognized $270 thousand, $236 thousand, and $135 thousand, respectively, of stock based compensation to independent directors.

The following table presents information with respect to the Company’s restricted stock awards during the years ended December 31, 2011 and December 31, 2010:

	For the Year Ended
	December 31, 2011		December 31, 2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	884,800	17.72	1,031,200	17.72
Granted	98,544	2.74	57,483	4.11
Vested	(222,994)	11.16	(182,813)	13.88
Forfeited	(1,950)	17.72	(21,070)	17.72
Unvested shares outstanding - end of period	758,400	17.72	884,800	17.72

12.  Income Taxes

As long as the Company qualifies as a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, with the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status.  During the years ended December 31, 2011, 2010, and 2009 the Company recorded income tax expense of $606 thousand, $756 thousand, and $1 thousand, respectively.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the years ended December 31, 2011, 2010 and 2009 all income distributed in the form of dividends is characterized as ordinary income.

The Company files tax returns in several U.S. jurisdictions, including New York State and New York City.  The 2007 through 2011 tax years remain open to U.S. federal, state and local tax examinations.

13.  Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk.  The Company is subject to interest rate risk in connection with its investments in Agency and Non-Agency RMBS, residential mortgage loans, and borrowings under repurchase agreements.  When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company attempts to minimize credit risk through due diligence and asset selection by purchasing loans underwritten to agreed-upon specifications of selected originators.  The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan to value ratios.  These factors are considered to be important indicators of credit risk.

By using derivative hedging instruments, the Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its balance sheet to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty. The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged). The Company attempts to minimize counterparty credit risk by evaluating and monitoring the counterparty’s credit, executing master netting arrangements and obtaining collateral, where appropriate.

14.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  On September 21, 2011, the Compensation Committee of the Board of Directors renewed the management agreement through December 31, 2012.  In 2011 and 2010, the Company paid FIDAC a quarterly management fee equal to 1.50% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.

The independent members of the Board of Directors have agreed with FIDAC to reduce the management fee payable to FIDAC to 0.75% from 1.50% per annum. The reduction is effective as of November 28, 2012, and will remain in effect until the Company is current on all of its filings required under applicable securities laws.

Management fees accrued and paid to FIDAC for the years ended December 31, 2011, 2010, and 2009 were $52.0 million, $40.9 million, and $25.7 million, respectively.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the year ended December 31, 2011, the Company reimbursed FIDAC approximately $625 thousand for such expenses. During the year ended December 31, 2010, the Company reimbursed FIDAC approximately $465 thousand for such expenses.  Prior to January 1, 2010, FIDAC waived its right to request reimbursement from the Company of these expenses.

FIDAC has agreed to pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed the Company’s originally estimated audit fees for the year ended December 31, 2011), outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly that clears Annaly’s securities trades in return for fees and charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the year ended December 31, 2011, fees paid to RCAP were $162 thousand.

During the years ended December 31, 2011 and 2010, 126,000 shares and 146,000 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.

15.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure under ASC 450, Contingencies, at December 31, 2011 and 2010.

16.  Restatement

From the Company’s inception in 2007 through the second quarter of 2011, the Company applied the GAAP guidance in ASC 320-10 and ASC 310-20 as the basis for recognizing interest income and other-than-temporary impairment (“OTTI”) for its investments in Non-Agency RMBS.  The Company should have also applied the guidance in ASC 325-40 for securities not of high credit quality, and ASC 310-30 for certain of its investments in Non-Agency RMBS with deteriorated credit quality.  Specifically, the Company determined that it had incorrectly recognized interest income and OTTI on certain Non-Agency RMBS since the Company’s inception.  The Company determined that these errors were material therefore requiring this Restatement.

The Company is restating its previously issued (i) Consolidated Statement of Financial Condition included in its Annual Report on Form 10-K as of December 31, 2010 and (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows for the years ending December 31, 2010 and 2009, including the cumulative effect of the restatement on retained earnings (accumulated deficit) as of the earliest period presented.

The Restatement also impacted each of the quarters for the periods beginning with the Company’s inception in November 2007 through the quarter ended September 30, 2011.  The interim periods for the years ended December 31, 2008 and 2007 are not included in this Form 10-K.

The Restatement has no material effect on the Company’s previously reported book value per share, the net increase (decrease) in cash and cash equivalents as presented in its historical Consolidated Statements of Cash Flows, nor any effect on its taxable income, which is the basis for the Company’s dividend distributions.

The tables below illustrate the impact of the Restatement on the Company's historical Consolidated Statements of Financial Condition, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows for the years impacted, each as compared with the amounts presented in the original Annual Reports (i.e. Form 10-K) previously filed with the Securities and Exchange Commission.  The “As Previously Reported” amounts presented in the tables below and within Note 17 do not reflect the impact of the Restatement included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.  For this reason, the cumulative differences presented below will differ from estimates of the impact of the Restatement included in Form 8-K filed by the Company on August 7, 2012.

The cumulative impact of the Restatement from November 2007 (the Company’s inception) through September 30, 2011 as compared to the cumulative results since inception resulted in a decrease in interest income of $306.7 million from $1.8 billion to $1.5 billion, an increase in other-than-temporary impairment losses of $449.3 million from $67.5 million to $516.8 million, a decrease in realized losses on sales of RMBS of $22.6 million from $28.2 million to $5.6 million, an increase in net gains (losses) on interest only RMBS of $42.1 million from an unrealized loss of $34.8 million to an unrealized gain of $7.3 million, a decrease in realized losses on principal write-downs on Non-Agency RMBS of $49.2 million from $49.2 million to $0.0, an increase in the provision for loan losses of $4.4 million from $8.9 million to $13.3 million, a decrease in net income of $646.7 million from $1.1 billion to $434.7 million, an increase in accumulated other comprehensive income of $636.0 million from $30.0 million to $666.0 million, and an increase in accumulated deficit of $640.4 million from $289.2 million to $929.6 million, and a decrease in total stockholders’ equity of $4.4 million to $3.3 billion.

The Company has corrected other errors, some of which had been previously identified or were identified in connection with the Restatement.  These items include i) changes in the presentation of interest rate swaps from Interest expense to Realized gains (losses) on interest rate swaps, ii) changes in the presentation of the amortization of debt issue costs in the Consolidated Statements of Cash Flows from payments on securitized debt borrowings, RMBS transferred to consolidated VIEs (financing activities), to Amortization of debt issue costs of securitized debt (operating activities), iii) changes in the fair value of interest-only RMBS which have been recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), and iv) an increase in the allowance for loan losses related to Securitized Loans Held for Investment.  In connection with the Restatement, the Company also re-evaluated the classification of its Non-Agency RMBS securities in the fair value hierarchy as required by ASC 820, Fair Value Measurement.  The Company has also restated the 2010 amounts (approximately $5.5 billion) previously disclosed as Level 2 to Level 3.

The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statements of Financial Condition for the years ended December 31, 2010 and 2009.

	At December 31, 2010
	(dollars in thousands)
	As Previously Reported	Adjustment	Restated

Assets of Consolidated VIEs:
Securitized loans held for investment, net of allowance for loan losses (1)	$353,532	$(4,420)	$349,112
Total Assets	$8,073,700	$(4,420)	$8,069,280
Stockholders' Equity:
Accumulated other comprehensive income (loss) (2)	$274,651	$405,472	$680,123
Retained earnings (accumulated deficit) (2)	$(203,796)	$(409,892)	$(613,688)
Total stockholders' equity	$3,683,006	$(4,420)	$3,678,586

	At December 31, 2009
	(dollars in thousands)
	As Previously Reported	Adjustment	Restated

Stockholders' Equity:
Accumulated other comprehensive income (loss) (2)	$(99,754)	$109,530	$9,776
Retained earnings (accumulated deficit) (2)	$(70,991)	$(109,530)	$(180,521)
Total stockholders' equity	$2,126,562	$-	$2,126,562

(1) Adjustments to securitized loans held for investment are attributable to an increase in the provision for loan losses.
(2) Adjustments to accumulated other comprehensive income (loss) and retained earnings (accumulated deficit) are primarily attributable to the cumulative adjustments, primarily increases, to net other-than-temporary credit impairment losses recognized in earnings through each respective reporting period.

The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	(dollars in thousands)
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Statement of Operations:
Interest income (1) (3)	$562,878	$(459,518)	$103,360	$298,539	$(37,296)	$261,243
Interest income, non-retained (1) (3)	$192,560	$(192,560)	$-	$-	$-	$-
Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs (1) (3)	$-	$472,740	$472,740	$-	$26,440	$26,440
Interest expense (2) (3) (9)	$37,175	$(29,426)	$7,749	$35,083	$(25,212)	$9,871
Interest expense, non-retained (3) (9)	$115,061	$(115,061)	$-	$-	$-	$-
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs (3) (9)	$-	$138,699	$138,699	$-	$25,212	$25,212
Net Interest Income (8)	$603,202	$(173,550)	$429,652	$263,456	$(10,856)	$252,600
Total other-than-temporary impairment losses (1)	$(54,343)	$(241,043)	$(295,386)	$(16,264)	$(273,964)	$(290,228)
Non-credit portion of loss recognized in other comprehensive income (1)	$41,665	$121,876	$163,541	$6,268	$173,089	$179,357
Net other-than-temporary credit impairment losses (1)	$(12,678)	$(119,167)	$(131,845)	$(9,996)	$(100,875)	$(110,871)
Realized gains (losses) on interest rate swaps (2) (9)	$-	$(5,788)	$(5,788)	$-	$-	$-
Gains (losses) on interest rate swaps (2) (9)	$-	$(15,777)	$(15,777)	$-	$-	$-
Net unrealized gains (losses) on interest-only RMBS (4) (9)	$-	$3,846	$3,846	$-	$2,920	$2,920
Realized gains (losses) on sales of investments, net (5)	$10,085	$7,248	$17,333	$103,646	$15,269	$118,915
Realized losses on principal write-downs on non-Agency RMBS (5)	$(7,385)	$7,385	$-	$(255)	$255	$-
Total other gains (losses) (8)	$(7,289)	$12,691	$5,402	$103,391	$18,444	$121,835
Net investment income (loss) (8)	$583,235	$(280,026)	$303,209	$356,851	$(93,287)	$263,564
Provision for loan losses (6) (9)	$2,689	$4,420	$7,109	$3,102	$-	$3,102
Total other expenses (8)	$49,628	$4,420	$54,048	$32,867	$-	$32,867
Income (loss) before income taxes (8)	$533,607	$(284,446)	$249,161	$323,984	$(93,287)	$230,697
Net Income (Loss) (8)	$532,851	$(284,446)	$248,405	$323,983	$(93,287)	$230,696
Net income per share-basic (8)	$0.65	$(0.35)	$0.30	$0.64	$(0.18)	$0.46
Net income per share-diluted (8)	$0.65	$(0.35)	$0.30	$0.64	$(0.19)	$0.45
Comprehensive income:
Net income (loss) (8)	$532,851	$(284,446)	$248,405	$323,983	$(93,287)	$230,696
Unrealized gains (losses) on securities available-for-sale (7)	$364,427	$191,408	$555,835	$260,309	$7,936	$268,245
Reclassification adjustment for net losses included in the net income (loss) for other- than-temporary credit impairment losses (8)	$12,678	$119,167	$131,845	$9,996	$100,875	$110,871
Reclassification adjustment for realized losses (gains) included in net income (loss) (8)	$(2,700)	$(14,633)	$(17,333)	$(103,391)	$(15,524)	$(118,915)
Other comprehensive income (loss) (8) (4)	$374,405	$295,942	$670,347	$166,914	$93,287	$260,201
Comprehensive income (loss) (8) (4)	$907,256	$11,496	$918,752	$490,897	$-	$490,897

(1) Adjustments to interest income captions, Total other-than-temporary impairment losses, Non-credit portion of loss recognized in other comprehensive income, and Net other-than-temporary credit impairment losses are primarily attributable to the appropriate application of GAAP guidance to certain Non-Agency RMBS.

(2) Adjustments to realized gains (losses) on interest rates swaps are attributable to reclassifying prior period balances to conform to the current period presentation.  Realized gains (losses) on interest rate swaps were previously recorded as a component of interest expense.

(3) Adjustments to Interest income, Interest income, non-retained, Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs, Interest expense, Interest expense, non-retained and Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs are also attributable to changes to correct the presentation of amounts related to consolidated VIEs.

(4) Changes in the fair value of interest-only RMBS have been recognized in net unrealized gains (losses) on interest-only RMBS.
(5) Adjustments to realized gains (losses) on sales of investments, net and realized losses on principal write-downs on non-Agency RMBS are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(6) Adjustments to provision for loan losses are attributable to the increase in the provision for loan losses.
(7) Adjustments to unrealized gains (losses) on securities available for sale are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(8) Changes in these balances are directly attributable to other adjustments in this table.
(9) These adjustments represent other errors that were corrected in connection with the Restatement and are not the primary reason for the Restatement as further described in this Note 16.

The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009.

	Accumulated Other Comprehensive Income (Loss)			Retained Earnings (Accumulated Deficit)			Total Stockholders' Equity
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Balance, December 31, 2008	$(266,668)	$16,243	$(250,425)	$(152,603)	$(16,243)	$(168,846)	$414,455	$-	$414,455
Net income (loss) (1)				323,983	(93,287)	230,696	323,983	(93,287)	230,696
Other comprehensive income (loss) (1)	166,914	$93,287	260,201				166,914	93,287	260,201
Balance December 31, 2009	$(99,754)	$109,530	$9,776	$(70,991)	$(109,530)	$(180,521)	$2,126,562	$0	$2,126,562
Net income (loss) (1)				532,851	(284,446)	248,405	532,851	(284,446)	248,405
Cumulative effect of change in accounting principle (1)				(88,187)	(15,916)	(104,103)	(88,187)	(15,916)	(104,103)
Other comprehensive income (loss) (1)	374,405	$295,942	670,347				374,405	295,942	670,347
Balance December 31, 2010	$274,651	$405,472	$680,123	$(203,796)	$(409,892)	$(613,688)	$3,683,006	$(4,420)	$3,678,586

(1) Adjustments to these captions are primarily attributable to the appropriate application of GAAP guidance to certain Non-Agency RMBS.

The following table sets forth the effects of the Restatements on the affected line items within the Company’s previously reported Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	(dollars in thousands)
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Cash Flows From Operating Activities:
Net income (loss)	$532,851	$(284,446)	$248,405	$323,983	$(93,287)	$230,696
(Accretion) amortization of investment discounts/premiums (1)	(247,435)	180,952	(66,483)	(49,249)	6,856	(42,393)
(Accretion) amortization of debt issue costs of securitized debt (2) (7)	-	16,655	16,655	-	4,000	4,000
Net unrealized losses (gains) on interest-only RMBS (3) (7)	-	(3,846)	(3,846)	-	(2,920)	(2,920)
Realized losses (gains) on sales of investments (4)	(10,085)	(7,248)	(17,333)	(103,646)	(15,269)	(118,915)
Realized losses on principal write-downs of Non-Agency RMBS (4)	7,385	(7,385)	-	255	(255)	-
Net other-than-temporary credit impairment losses (5)	12,678	119,167	131,845	9,996	100,875	110,871
Provision for loan losses (6) (7)	2,689	4,420	7,109	3,102	-	3,102
Equity-based compensation expense (7)	958	(242)	716	572	-	572
Changes in operating assets:
Decrease (increase) in accrued interest receivable (7)	(15,960)	(1,610)	(17,570)	(23,177)	-	(23,177)
Net cash provided by (used in) operating activities	$305,582	$16,417	$321,999	$168,681	$-	$168,681
Cash Flows From Financing Activities:
Payments on securitized debt borrowings, loans held for investment (2) (7)	(102,000)	(4,186)	(106,186)	(102,393)	-	(102,393)
Payments on securitized debt borrowings, RMBS transferred to consolidated VIEs (2) (7)	(561,927)	(12,472)	(574,399)	-	-	-
Net proceeds from direct purchase and dividend reinvestment (7)	263	241	504	50	-	50
Net cash provided by (used in) financing activities	$1,262,199	$(16,417)	$1,245,782	$2,638,277	$-	$2,638,277
Net increase (decrease) in cash flows from those previously reported		$-			$-

(1) Adjustment to accretion (amortization) of investment discounts/premiums is a direct result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(2) Included in the adjustments to the Statement of Cash Flows for the periods presented is the correction of an error in the presentation of the amortization of debt issuance costs.  Such costs were incorrectly presented in financing activities and have been restated as a non-cash adjustment in operating activities.

(3) Changes in the fair value of interest-only RMBS have been recognized in net unrealized gains (losses) on interest-only RMBS.
(4) Adjustments to realized gains (losses) on sales of investments, net and realized losses on principal write-downs on Non-Agency RMBS are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain Non-Agency RMBS.

(5) Adjustments to net other-than-temporary impairment losses are attributable to the appropriate application of GAAP guidance to certain Non-Agency RMBS.
(6) Adjustments to the provision for loan losses are attributable to the increase in the provision for loan losses.
(7) These adjustments represent other errors that were corrected in connection with the Restatement and are not the primary reason for the Restatement as further described in this Note 16.

17.  Summarized Quarterly Results (Unaudited)

The tables below illustrate the impact of the Restatement on our historical Consolidated Statements of Financial Condition, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows for the interim quarters impacted, each as compared with the amounts presented in the original Annual Reports or Form 10-Q previously filed with the Securities and Exchange Commission.  The “As Previously Reported” amounts presented in the tables below do not reflect the impact of the restatement included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.  For this reason, the cumulative differences presented below will differ from estimates of the impact of the Restatement included in Form 8-K filed by the Company August 7, 2012.

The following tables set forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statements of Financial Condition as of September 30, 2011, June 30, 2011, and March 31, 2011.

	At September 30, 2011			At June 30, 2011			At March 31, 2011
	(dollars in thousands)
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Assets:
Assets of Consolidated VIEs:
Securitized loans held for investment, net of allowance for loan losses (1)	$286,009	$(4,420)	$281,589	$302,879	$(4,420)	$298,459	$326,295	$(4,420)	$321,875
Total Assets	$9,714,205	$(4,420)	$9,709,785	$10,089,109	$(4,420)	$10,084,689	$10,258,434	$(4,420)	$10,254,014

Stockholders' Equity:
Accumulated other comprehensive income (loss) (2)	$29,972	$636,024	$665,996	$25,297	$532,060	$557,357	$113,899	$468,196	$582,095
Retained earnings (accumulated deficit) (2)	$(289,207)	$(640,444)	$(929,651)	$(199,692)	$(536,480)	$(736,172)	$(184,110)	$(472,616)	$(656,726)
Total stockholders' equity	$3,354,069	$(4,420)	$3,349,649	$3,438,539	$(4,420)	$3,434,119	$3,542,390	$(4,420)	$3,537,970
Total liabilities and stockholders' equity	$9,714,205	$(4,420)	$9,709,785	$10,089,109	$(4,420)	$10,084,689	$10,258,434	$(4,420)	$10,254,014

(1) Adjustments to securitized loans held for investment are attributable to an increase in the provision for loan losses.
(2) Adjustments to accumulated other comprehensive income (loss) and retained earnings (accumulated deficit) are primarily attributable to the cumulative adjustments, primarily increases, to net other-than-temporary credit impairment losses recognized in earnings through each respective reporting period.

The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statements of Financial Condition as of September 30, 2010, June 30, 2010, and March 31, 2010.

	At September 30, 2010			At June 30, 2010			At March 31, 2010

	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Stockholders' Equity:
Accumulated other comprehensive income (loss) (1)	$22,444	$375,840	$398,284	$673	$307,679	$308,352	$144,978	$222,590	$367,568
Retained earnings (accumulated deficit) (1)	$(185,578)	$(375,840)	$(561,418)	$(153,202)	$(307,679)	$(460,881)	$(147,361)	$(222,590)	$(369,951)
Total stockholders' equity	$2,902,347	$-	$2,902,347	$2,912,859	$-	$2,912,859	$2,294,947	$-	$2,294,947
Total liabilities and stockholders' equity	$7,233,452	$-	$7,233,452	$6,878,182	$-	$6,878,182	$6,156,195	$-	$6,156,195

(1) Adjustments to accumulated other comprehensive income (loss) and retained earnings (accumulated deficit) are primarily attributable to the cumulative adjustments, primarily increases, to net other-than-temporary credit impairment losses recognized in earnings through each respective reporting period.

The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters ended September 30, 2011, June 30, 2011, and March 31, 2011.

	For the Quarter Ended September 30, 2011			For the Quarter Ended June 30, 2011			For the Quarter Ended March 31, 2011

	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Statement of Operations:
Interest income (1) (7)	$177,640	$(108,864)	$68,776	$194,235	$(123,379)	$70,856	$206,574	$(148,488)	$58,086
Interest income, non-retained (1)	$35,030	$(35,030)	$-	$28,428	$(28,428)	$-	$21,159	$(21,159)	$-
Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs (1) (7)	$-	$116,805	$116,805	$-	$109,003	$109,003	$-	$113,957	$113,957
Interest expense (2) (7) (8)	$7,217	$(4,068)	$3,149	$7,481	$(4,522)	$2,959	$10,849	$(7,797)	$3,052
Interest expense, non-retained (2) (8)	$25,575	$(25,575)	$-	$28,312	$(28,312)	$-	$27,575	$(27,575)	$-
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs (2) (7) (8)	$-	$29,643	$29,643	$-	$32,834	$32,834	$-	$32,525	$32,525
Net Interest Income (6)	$179,878	$(27,089)	$152,789	$186,870	$(42,804)	$144,066	$189,309	$(52,843)	$136,466
Total other-than-temporary impairment losses (1)	$(249,257)	$97,969	$(151,288)	$(1,926)	$(70,459)	$(72,385)	$(4,205)	$(66,012)	$(70,217)
Non-credit portion of loss recognized in other comprehensive income (1)	$208,081	$(207,353)	$728	$882	$9,333	$10,215	$1,580	$35,454	$37,034
Net other-than-temporary credit impairment losses (1)	$(41,176)	$(109,384)	$(150,560)	$(1,044)	$(61,126)	$(62,170)	$(2,625)	$(30,558)	$(33,183)
Realized gains (losses) on interest rate swaps (2) (8)	$(4,500)	$-	$(4,500)	$(4,297)	$-	$(4,297)	$-	$(2,847)	$(2,847)
Gains (losses) on interest rate swaps (2) (8)	$(29,812)	$-	$(29,812)	$(23,797)	$-	$(23,797)	$-	$6,984	$6,984
Net unrealized gains (losses) on interest-only RMBS (4) (8)	$52	$(17,652)	$(17,600)	$(4,442)	$16,325	$11,883	$-	$4,106	$4,106
Unrealized gains (losses) on interest-only RMBS (4) (8)	$(28,175)	$28,175	$-	$(2,234)	$2,234	$-	$-	$-	$-
Realized gains (losses) on sales of investments, net (3)	$28	$30	$58	$(380)	$(533)	$(913)	$2,744	$(102)	$2,642
Realized losses on principal write-downs on non-Agency RMBS (3)	$-	$-	$-	$(22,040)	$22,040	$-	$(19,520)	$19,520	$-
Total other gains (losses) (6)	$(57,907)	$10,553	$(47,354)	$(52,893)	$40,066	$(12,827)	$(6,945)	$20,677	$13,732
Net investment income (loss) (6)	$80,795	$(125,920)	$(45,125)	$132,933	$(63,864)	$69,069	$179,739	$(62,724)	$117,015
Income (loss) before income taxes (6)	$65,713	$(125,920)	$(60,207)	$117,961	$(63,864)	$54,097	$164,060	$(62,724)	$101,336
Net Income (Loss) (6)	$65,884	$(125,920)	$(60,036)	$117,843	$(63,864)	$53,979	$163,362	$(62,724)	$100,638
Net income per share-basic (6)	$0.06	$(0.12)	$(0.06)	$0.11	$(0.06)	$0.05	$0.16	$(0.06)	$0.10
Net income per share-diluted (6)	$0.06	$(0.12)	$(0.06)	$0.11	$(0.06)	$0.05	$0.16	$(0.06)	$0.10
Comprehensive income:
Net income (loss) (6)	$65,884	$(125,920)	$(60,036)	$117,843	$(63,864)	$53,979	$163,362	$(62,724)	$100,638
Unrealized gains (losses) on securities available-for-sale (5)	$(58,429)	$16,566	$(41,863)	$(112,067)	$24,246	$(87,821)	$(180,153)	$51,584	$(128,569)
Reclassification adjustment for net losses included in the net income (loss) for other-than-temporary credit impairment losses (6)	$41,176	$109,384	$150,560	$1,044	$61,126	$62,170	$2,625	$30,558	$33,183
Reclassification adjustment for realized losses (gains) included in net income (loss) (6)	$(28)	$(30)	$(58)	$22,420	$(21,507)	$913	$16,776	$(19,418)	$(2,642)
Other comprehensive income (loss) (6) (4)	$(17,281)	$125,920	$108,639	$(88,603)	$63,865	$(24,738)	$(160,752)	$62,724	$(98,028)
Comprehensive income (loss) (6) (4)	$48,603	$-	$48,603	$29,240	$1	$29,241	$2,610	$-	$2,610

(1) Adjustments to interest income captions, Total other-than-temporary impairment losses, Non-credit portion of loss recognized in other comprehensive income, and Net other-than-temporary credit impairment losses are primarily attributable to the appropriate application of GAAP guidance to certain Non-Agency RMBS.

(2) Adjustments to realized gains (losses) on interest rates swaps are attributable to reclassifying prior period balances to conform to the current period presentation.  Realized gains (losses) on interest rate swaps were previously recorded as a component of interest expense.

(3) Adjustments to realized gains (losses) on sales of investments, net and realized losses on principal write-downs on non-Agency RMBS are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(4) Changes in the fair value of interest-only RMBS have been recognized in net unrealized gains (losses) on interest-only RMBS.
(5) Adjustments to unrealized gains (losses) on securities available for sale are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(6) Changes in these balances are directly attributable to other adjustments in this table.
(7) Adjustments to Interest income, Interest income, non-retained, Non-Agency RMBS and securitized loans transferred to consolidated VIEs, Interest expense, and Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs are also attributable to changes to correct the presentation of amounts related to consolidated VIEs.

(8) These adjustments represent other errors that were corrected in connection with the Restatement and are not the primary reason for the Restatement as further described in Note 16.

The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters ended September 30, 2010, June 30, 2010, and March 31, 2010.

	For the Quarter Ended September 30, 2010			For the Quarter Ended June 30, 2010			For the Quarter Ended March 31, 2010
	(dollars in thousands)
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Statement of Operations:
Interest income (1) (7)	$140,405	$(117,493)	$22,912	$133,522	$(108,558)	$24,964	$128,984	$(105,320)	$23,664
Interest income, non-retained (1)	$58,090	$(58,090)	$-	$49,829	$(49,829)	$-	$50,861	$(50,861)	$-
Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs (1) (7)	$-	$126,186	$126,186	$-	$111,763	$111,763	$-	$114,760	$114,760
Interest expense (2) (7) (8)	$10,527	$(8,891)	$1,636	$7,198	$(5,457)	$1,741	$7,374	$(4,805)	$2,569
Interest expense, non-retained (2) (8)	$32,237	$(32,237)	$-	$21,421	$(21,421)	$-	$33,830	$(33,830)	$-
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs (2) (7) (8)	$-	$38,635	$38,635	$-	$26,179	$26,179	$-	$38,635	$38,635
Net Interest Income (6)	$155,731	$(46,904)	$108,827	$154,732	$(45,925)	$108,807	$138,641	$(41,421)	$97,220
Total other-than-temporary impairment losses (1)	$(1,314)	$(42,352)	$(43,666)	$(24,746)	$(51,098)	$(75,844)	$(22,687)	$(113,981)	$(136,668)
Non-credit portion of loss recognized in other comprehensive income (1)	$436	$18,610	$19,046	$17,853	$19,325	$37,178	$20,143	$65,224	$85,367
Net other-than-temporary credit impairment losses (1)	$(878)	$(23,742)	$(24,620)	$(6,893)	$(31,773)	$(38,666)	$(2,544)	$(48,757)	$(51,301)
Realized gains (losses) on interest rate swaps (2) (8)	$-	$(2,493)	$(2,493)	$-	$(699)	$(699)	$-	$-	$-
Gains (losses) on interest rate swaps (2) (8)	$-	$(16,076)	$(16,076)	$-	$(11,936)	$(11,936)	$-	$-	$-
Net unrealized gains (losses) on interest-only RMBS (4) (8)	$-	$2,617	$2,617	$-	$(7,018)	$(7,018)	$-	$(11,724)	$(11,724)
Realized gains (losses) on sales of investments, net (3)	$2,032	$(156)	$1,876	$-	$-	$-	$342	$3,809	$4,151
Realized losses on principal write-downs on non-Agency RMBS (3)	$(2,517)	$2,517	$-	$(326)	$326	$-	$(949)	$949	$-
Total other gains (losses) (6)	$(14,068)	$2,485	$(11,583)	$(11,563)	$(7,391)	$(18,954)	$(607)	$(6,966)	$(7,573)
Net investment income (loss) (6)	$140,785	$(68,161)	$72,624	$136,276	$(85,089)	$51,187	$135,490	$(97,144)	$38,346
Income (loss) before income taxes (6)	$127,187	$(68,161)	$59,026	$124,580	$(85,089)	$39,491	$125,610	$(97,144)	$28,466
Net Income (Loss) (6)	$126,435	$(68,161)	$58,274	$124,579	$(85,089)	$39,490	$125,610	$(97,144)	$28,466
Net income per share-basic (6)	$0.14	$(0.07)	$0.07	$0.16	$(0.11)	$0.05	$0.19	$(0.15)	$0.04
Net income per share-diluted (6)	$0.14	$(0.07)	$0.07	$0.16	$(0.11)	$0.05	$0.19	$(0.15)	$0.04
Comprehensive income:
Net income (loss) (6)	$126,435	$(68,161)	$58,274	$124,579	$(85,089)	$39,490	$125,610	$(97,144)	$28,466
Unrealized gains (losses) on securities available-for-sale (5)	$20,408	$46,780	$67,188	$(151,524)	$53,642	$(97,882)	$241,581	$69,061	$310,642
Reclassification adjustment for net losses included in the net income (loss) for other-than-temporary credit impairment losses (6)	$878	$23,742	$24,620	$6,893	$31,773	$38,666	$2,544	$48,757	$51,301
Reclassification adjustment for realized losses (gains) included in net income (loss) (6)	$485	$(2,361)	$(1,876)	$326	$(326)	$-	$607	$(4,758)	$(4,151)
Other comprehensive income (loss) (6) (4)	$21,771	$68,161	$89,932	$(144,305)	$85,089	$(59,216)	$244,732	$113,060	$357,792
Comprehensive income (loss) (6) (4)	$148,206	$-	$148,206	$(19,726)	$-	$(19,726)	$370,342	$15,916	$386,258

(1) Adjustments to interest income captions, Total other-than-temporary impairment losses, Non-credit portion of loss recognized in other comprehensive income, and Net other-than-temporary credit impairment losses are primarily attributable to the appropriate application of GAAP guidance to certain Non-Agency RMBS.

(2) Adjustments to realized gains (losses) on interest rates swaps are attributable to reclassifying prior period balances to conform to the current period presentation.  Realized gains (losses) on interest rate swaps were previously recorded as a component of interest expense.

(3) Adjustments to realized gains (losses) on sales of investments, net and realized losses on principal write-downs on non-Agency RMBS are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(4) Changes in the fair value of interest-only RMBS have been recognized in net unrealized gains (losses) on interest-only RMBS.
(5) Adjustments to unrealized gains (losses) on securities available for sale are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(6) Changes in these balances are directly attributable to other adjustments in this table.
(7) Adjustments to Interest income, Interest income, non-retained, Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs, Interest expense, and Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs are also attributable to changes to correct the presentation of amounts related to consolidated VIEs.

(8) These adjustments represent other errors that were corrected in connection with the Restatement and are not the primary reason for the Restatement as further described in Note 16.

The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters ended September 30, 2009, June 30, 2009, and March 31, 2009.

	For the Quarter Ended September 30, 2009			For the Quarter Ended June 30, 2009			For the Quarter Ended March 31, 2009
	(dollars in thousands)
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Statement of Operations:
Interest income (1) (7)	$104,690	$(16,048)	$88,642	$65,077	$(8,609)	$56,468	$28,007	$(2,263)	$25,744
Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs (1) (7)	$-	$6,062	$6,062	$-	$6,485	$6,485	$-	$7,757	$7,757
Interest expense (2) (7) (8)	$9,197	$(6,098)	$3,099	$8,313	$(6,448)	$1,865	$9,042	$(6,908)	$2,134
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs (2) (7) (8)	$-	$6,098	$6,098	$-	$6,448	$6,448	$-	$6,908	$6,908
Net Interest Income (6)	$95,493	$(9,986)	$85,507	$56,764	$(2,124)	$54,640	$18,965	$5,494	$24,459
Total other-than-temporary impairment losses (1)	$(6,209)	$(35,333)	$(41,542)	$(8,575)	$(103,635)	$(112,210)	$-	$(71,217)	$(71,217)
Non-credit portion of loss recognized in other comprehensive income (1)	$4,024	$19,197	$23,221	$2,080	$67,940	$70,020	$-	$61,275	$61,275
Net other-than-temporary credit impairment losses (1)	$(2,185)	$(16,136)	$(18,321)	$(6,495)	$(35,695)	$(42,190)	$-	$(9,942)	$(9,942)
Net unrealized gains (losses) on interest-only RMBS (4) (8)	$-	$2,836	$2,836	$-	$(1,557)	$(1,557)	$-	$(1,489)	$(1,489)
Realized gains (losses) on sales of investments, net (3)	$74,508	$11,984	$86,492	$9,321	$(87)	$9,234	$3,627	$55	$3,682
Realized losses on principal write-downs on non-Agency RMBS (3)	$(61)	$61	$-	$-	$-	$-	$-	$-	$-
Total other gains (losses) (6)	$74,447	$14,881	$89,328	$9,321	$(1,644)	$7,677	$3,627	$(1,434)	$2,193
Net investment income (loss) (6)	$167,755	$(11,241)	$156,514	$59,590	$(39,463)	$20,127	$22,592	$(5,882)	$16,710
Income (loss) before income taxes (6)	$158,002	$(11,241)	$146,761	$51,644	$(39,463)	$12,181	$18,870	$(5,882)	$12,988
Net Income (Loss) (6)	$158,002	$(11,241)	$146,761	$51,644	$(39,463)	$12,181	$18,869	$(5,882)	$12,987
Net income per share-basic (6)	$0.24	$(0.02)	$0.22	$0.10	$(0.08)	$0.02	$0.11	$(0.04)	$0.07
Net income per share-diluted (6)	$0.24	$(0.02)	$0.22	$0.10	$(0.08)	$0.02	$0.11	$(0.04)	$0.07
Comprehensive income:
Net income (loss) (6)	$158,002	$(11,241)	$146,761	$51,644	$(39,463)	$12,181	$18,869	$(5,882)	$12,987
Unrealized gains (losses) on securities available-for-sale (5)	$238,969	$(149,641)	$89,328	$39,501	$(31,824)	$7,677	$13,590	$(11,397)	$2,193
Reclassification adjustment for net losses included in the net income (loss) for other-than-temporary credit impairment losses (6)	$2,185	$154,329	$156,514	$6,495	$13,632	$20,127	$-	$16,710	$16,710
Reclassification adjustment for realized losses (gains) included in net income (loss) (6)	$(74,447)	$74,447	$-	$(9,321)	$9,321	$-	$(3,627)	$3,627	$-
Other comprehensive income (loss) (6) (4)	$166,707	$11,242	$177,949	$36,675	$39,463	$76,138	$9,963	$5,882	$15,845
Comprehensive income (loss) (6) (4)	$324,709	$1	$324,710	$88,319	$-	$88,319	$28,832	$-	$28,832

(1) Adjustments to interest income captions, Total other-than-temporary impairment losses, Non-credit portion of loss recognized in other comprehensive income, and Net other-than-temporary credit impairment losses are primarily attributable to the appropriate application of GAAP guidance to certain Non-Agency RMBS.

(2) Adjustments to realized gains (losses) on interest rates swaps are attributable to reclassifying prior period balances to conform to the current period presentation.  Realized gains (losses) on interest rate swaps were previously recorded as a component of interest expense.

(3) Adjustments to realized gains (losses) on sales of investments, net and realized losses on principal write-downs on non-Agency RMBS are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(4) Changes in the fair value of interest-only RMBS have been recognized in net unrealized gains (losses) on interest-only RMBS.
(5) Adjustments to unrealized gains (losses) on securities available for sale are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(6) Changes in these balances are directly attributable to other adjustments in this table.
(7) Adjustments to Interest income, Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs, Interest expense, and Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs are also attributable to changes to correct the presentation of amounts related to consolidated VIEs.

(8) These adjustments represent other errors that were corrected in connection with the Restatement and are not the primary reason for the Restatement as further described in Note 16.

The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2009 through September 30, 2011.

	Common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders' equity
	(dollars in thousands)
Balance at December 31, 2008, As Previously Reported	$1,760	$831,966	$(266,668)	$(152,603)	$414,455
Cumulative effect of prior period adjustment	-	-	16,243	(16,243)	-
Balance at December 31, 2008, Restated	1,760	831,966	(250,425)	(168,846)	414,455

Net income (loss), as restated	-	-	-	12,987	12,987
Other comprehensive income (loss), Restated	-	-	15,845	-	15,845
Total other activity	1	104	-	(10,566)	(10,461)
Balance at March 31, 2009, Restated	1,761	832,070	(234,580)	(166,425)	432,826

Net income (loss), as restated	-	-	-	12,181	12,181
Other comprehensive income (loss), Restated	-	-	76,138	-	76,138
Total other activity	4,931	1,458,238	-	(37,705)	1,425,464
Balance at June 30, 2009, Restated	6,692	2,290,308	(158,442)	(191,949)	1,946,609

Net income (loss), as restated	-	-	-	146,761	146,761
Other comprehensive income (loss), Restated	-	-	177,949	-	177,949
Total other activity	1	20	-	(80,311)	(80,290)
Balance at September 30, 2009, Restated	6,693	2,290,328	19,507	(125,499)	2,191,029

Net income (loss), as restated	-	-	-	58,767	58,767
Other comprehensive income (loss), Restated	-	-	(9,731)	-	(9,731)
Total other activity	-	286	-	(113,789)	(113,503)
Balance at December 31, 2009, Restated	6,693	2,290,614	9,776	(180,521)	2,126,562

Cumulative effect of change in accounting principal, Restated	-	-	-	(104,103)	(104,103)
Net income (loss), as restated	-	-	-	28,466	28,466
Other comprehensive income (loss), Restated	-	-	357,792	-	357,792
Total other activity	1	22	-	(113,793)	(113,770)
Balance at March 31, 2010, Restated	6,694	2,290,636	367,568	(369,951)	2,294,947

Net income (loss), as restated	-	-	-	39,490	39,490
Other comprehensive income (loss), Restated	-	-	(59,216)	-	(59,216)
Total other activity	2,128	765,930	-	(130,420)	637,638
Balance at June 30, 2010, Restated	8,822	3,056,566	308,352	(460,881)	2,912,859

Net income (loss), Restated	-	-	-	58,274	58,274
Other comprehensive income (loss), Restated	-	-	89,932	-	89,932
Total other activity	-	93	-	(158,811)	(158,718)
Balance at September 30, 2010, Restated	8,822	3,056,659	398,284	(561,418)	2,902,347

Net income (loss), Restated	-	-	-	122,175	122,175
Other comprehensive income (loss), Restated	-	-	281,839	-	281,839
Total other activity	1,439	545,231	-	(174,445)	372,225
Balance at December 31, 2010, Restated	10,261	3,601,890	680,123	(613,688)	3,678,586

Net income (loss), Restated	-	-	-	100,638	100,638
Other comprehensive income (loss), Restated	-	-	(98,028)	-	(98,028)
Total other activity	1	449	-	(143,676)	(143,226)
Balance at March 31, 2011, Restated	10,262	3,602,339	582,095	(656,726)	3,537,970

Net income (loss), Restated	-	-	-	53,979	53,979
Other comprehensive income (loss), Restated	-	-	(24,738)	-	(24,738)
Total other activity	1	332		(133,425)	(133,092)
Balance at June 30, 2011, Restated	10,263	3,602,671	557,357	(736,172)	3,434,119

Net income (loss), Restated	-	-	-	(60,036)	(60,036)
Other comprehensive income (loss), Restated	-	-	108,639	-	108,639
Total other activity	1	369	-	(133,443)	(133,073)
Balance at September 30, 2011, Restated	$10,264	$3,603,040	$665,996	$(929,651)	$3,349,649

The following table sets forth the effects of the Restatements on the affected line items within the Company’s previously reported Consolidated Statements of Cash Flows for the year-to-date quarters ended September 30, 2011, June 30, 2011, and March 31, 2011.

	For the Nine Months Ended September 30, 2011			For the Six Months Ended June 30, 2011			For the Three Months March 31, 2011

	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Cash Flows From Operating Activities:
Net income (loss) (1)	$372,019	$(277,438)	$94,581	$281,205	$(126,588)	$154,617	$163,362	$(62,724)	$100,638
(Accretion) amortization of investment discounts/premiums (1)	(212,788)	170,662	(42,126)	(118,635)	98,494	(20,141)	(64,425)	55,691	(8,734)
(Accretion) amortization of debt issue costs of securitized debt (2)	6,867	2,585	9,452	-	6,503	6,503	-	3,352	3,352
Net losses (gains) on interest-only RMBS (3)	4,390	(2,779)	1,611	4,442	(20,431)	(15,989)	-	(4,106)	(4,106)
Net unrealized gains (losses) on in interest-only RMBS (3)	30,409	(30,409)	-	2,234	(2,234)	-	-	-	-
Realized losses (gains) on sales of investments (4)	(1,342)	(445)	(1,787)	(2,364)	635	(1,729)	(2,744)	102	(2,642)
Realized losses on principal write-downs of non-Agency RMBS (4)	-	-	-	41,560	(41,560)	-	19,520	(19,520)	-
Net other-than-temporary credit impairment losses (1)	105,504	140,409	245,913	3,669	91,684	95,353	2,625	30,558	33,183
Net cash provided by (used in) operating activities (5)	$338,123	$2,585	$340,708	$216,462	$6,503	$222,965	$102,984	$3,353	$106,337
Cash Flows From Financing Activities:
Payments on securitized debt borrowings, loans held for investment (2)	(58,469)	(2,585)	(61,054)	(43,252)	(1,907)	(45,159)	(22,873)	(988)	(23,861)
Payments on securitized debt borrowings, RMBS transferred to consolidated VIEs (2)	(520,730)	-	(520,730)	(362,155)	(4,596)	(366,751)	(175,719)	(2,365)	(178,084)
Net cash provided by (used in) financing activities (5)	$1,643,453	$(2,585)	$1,640,868	$2,099,708	$(6,503)	$2,093,205	$1,999,907	$(3,353)	$1,996,554
Net increase (decrease) in cash flows from those previously reported		$-			$-			$-

(1) Adjustments to these captions are primarily attributable to the application of different GAAP guidance to certain Non-Agency RMBS.
(2) Adjustments to correct the error in presentation of the amortization of debt issues costs.  Such costs were incorrectly presented in financing activities and have been restated as non-cash adjustements to operating activities.

(3) Changes in the fair value of interest-only RMBS have been recognized in net unrealized gains (losses) on interest-only RMBS.
(4) Adjustments to realized gains (losses) on sales of investments, net and realized losses on principal write-downs on non-Agency RMBS are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(5) Changes in these balances are directly attributable to other adjustments in this table.

The following table sets forth the effects of the Restatements on the affected line items within the Company’s previously reported Consolidated Statements of Cash Flows for the year-to-date quarters ended September 30, 2010, June 30, 2010, and March 31, 2010.

	For the Nine Months Ended September 30, 2010			For the Six Months Ended June 30, 2010			For the Three Months Ended March 31, 2010
	(dollars in thousands)
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Cash Flows From Operating Activities:
Net income (loss) (1)	$376,624	$(250,394)	$126,230	$250,189	$(182,233)	$67,956	$125,610	$(97,144)	$28,466
(Accretion) amortization of investment discounts/premiums (1)	(187,869)	137,445	(50,424)	(118,811)	88,046	(30,765)	(53,842)	41,421	(12,421)
(Accretion) amortization of debt issue costs of securitized debt (2)	-	11,714	11,714	-	6,312	6,312	-	6,938	6,938
Net unrealized losses (gains) on interest-only RMBS (3)	-	16,125	16,125	-	18,742	18,742	-	11,724	11,724
Realized losses (gains) on sales of investments (4)	(2,374)	(3,653)	(6,027)	(342)	(3,809)	(4,151)	(342)	(3,809)	(4,151)
Realized losses on principal write-downs of non-Agency RMBS (4)	3,792	(3,792)	-	1,275	(1,275)	-	949	(949)	-
Net other-than-temporary credit impairment losses (1)	10,315	104,272	114,587	9,437	80,530	89,967	2,544	48,757	51,301
Net cash provided by (used in) operating activities (5)	$225,432	$11,717	$237,149	$152,833	$6,313	$159,146	$75,250	$6,938	$82,188
Cash Flows From Financing Activities:
Payments on securitized debt borrowings, loans held for investment (2)	(70,684)	(2,822)	(73,506)	(48,417)	(1,863)	(50,280)	(26,572)	(887)	(27,459)
Payments on securitized debt borrowings, RMBS transferred to consolidated VIEs (2)	(394,557)	(8,895)	(403,452)	(229,362)	(4,450)	(233,812)	(84,634)	(6,051)	(90,685)
Net cash provided by (used in) financing activities (5)	$665,268	$(11,717)	$653,551	$752,750	$(6,313)	$746,437	$(15,539)	$(6,938)	$(22,477)
Net increase (decrease) in cash flows from those previously reported		$-			$-			$-

(1) Adjustments to these captions are primarily attributable to the application of different GAAP guidance to certain Non-Agency RMBS.
(2) Adjustments to correct the error in presentation of the amortization of debt issues costs.  Such costs were incorrectly presented in financing activities and have been restated as non-cash adjustements to operating activities.

(3) Changes in the fair value of interest-only RMBS have been recognized in net unrealized gains (losses) on interest-only RMBS.
(4) Adjustments to realized gains (losses) on sales of investments, net and realized losses on principal write-downs on non-Agency RMBS are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

(5) Changes in these balances are directly attributable to other adjustments in this table.

The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statements of Cash Flows for the year-to-date quarters ended September 30, 2009, June 30, 2009, and March 31, 2009.

	For the Nine Months Ended September 30, 2009			For the Six Months Ended June 30, 2009			For the Three Months Ended March 31, 2009
	(dollars in thousands)
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Cash Flows From Operating Activities:
Net income (loss) (1)	$228,515	$(56,586)	$171,929	$70,513	$(45,345)	$25,168	$18,869	$(5,882)	$12,987
(Accretion) amortization of investment discounts/premiums (1)	(38,539)	3,641	(34,898)	(14,863)	(5,068)	(19,931)	(1,254)	(5,889)	(7,143)
(Accretion) amortization of debt issue costs of securitized debt (2)	-	2,975	2,975	-	1,698	1,698	-	395	395
Net losses (gains) on interest-only RMBS (3)	-	210	210	-	3,046	3,046	-	1,489	1,489
Realized losses (gains) on sales of investments (4)	(87,456)	(11,952)	(99,408)	(12,948)	32	(12,916)	(3,627)	(55)	(3,682)
Realized losses on principal write-downs of non-Agency RMBS (4)	61	(61)	-	-	-	-	-	-	-
Net other-than-temporary credit impairment losses (1)	8,680	61,773	70,453	6,495	45,637	52,132	-	9,942	9,942
Net cash provided by (used in) operating activities	$102,305	$-	$102,305	$38,226	$-	$38,226	$13,820	$-	$13,820
Net increase (decrease) in cash flows from those previously reported		$-			$-			$-

(1) Adjustments to these captions are primarily attributable to the application of different GAAP guidance to certain Non-Agency RMBS.
(2) Adjustments to separately present the amortization of debt issues costs. Such costs were previously recorded as a component of (Accretion) amortization of investment discount/premium.
(3) Changes in the fair value of interest-only RMBS have been recognized in net unrealized gains (losses) on interest-only RMBS.
(4) Adjustments to realized gains (losses) on sales of investments, net and realized losses on principal write-downs on non-Agency RMBS are primarily attributable to the change in the amortized cost of the asset at the valuation date as a result of applying the income and impairment guidance under ASC 325-40 and ASC 310-30 to certain non-Agency RMBS.

Summarized Quarterly Results (Unaudited)

The following is a summary of the results of operations for the quarters ended December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011.

	For the Quarter Ended
	(dollars in thousands)
	December 31, 2011	September 30, 2011 (restated)	June 30, 2011 (restated)	March 31, 2011 (restated)
Interest income	$167,541	$185,581	$179,859	$172,043
Less interest expense	30,696	32,792	35,793	35,577
Net interest income (expense)	136,845	152,789	144,066	136,466
Net other-than-temporary credit impairment losses	(111,192)	(150,560)	(62,170)	(33,183)
Gains (losses) on interest rate swaps	(3,782)	(29,812)	(23,797)	6,984
Realized gains (losses) on sales of investments, net	52,566	58	(913)	2,642
Total other expenses	18,794	15,082	14,972	15,679
Net income (loss)	$42,748	$(60,036)	$53,979	$100,638
Net income (loss) per share-basic and diluted	$0.04	$(0.06)	$0.05	$0.10

The following is a summary of the results of operations for the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010.

	For the Quarter Ended
	(dollars in thousands)
	December 31, 2010 (restated)	September 30, 2010 (restated)	June 30, 2010 (restated)	March 31, 2010 (restated)
Interest income	$151,851	$149,098	$136,727	$138,424
Less interest expense	37,053	40,271	27,920	41,204
Net interest income (expense)	114,798	108,827	108,807	97,220
Net other-than-temporary credit impairment losses	(17,258)	(24,620)	(38,666)	(51,301)
Gains (losses) on interest rate swaps	12,235	(16,076)	(11,936)	-
Realized gains (losses) on sales of investments, net	11,306	1,876	-	4,151
Total other expenses	18,874	13,598	11,696	9,880
Net income (loss)	$122,175	$58,274	$39,490	$28,466
Net income (loss) per share-basic and diluted	$0.13	$0.07	$0.05	$0.04

18.  Subsequent Events

The independent members of the Board of Directors have agreed with FIDAC to reduce the management fee payable to FIDAC to 0.75% from 1.50% per annum. The reduction is effective as of November 28, 2012, and will remain in effect until the Company is current on all of its filings required under the Securities Exchange Act of 1934.  In addition to the fee reduction, in an amendment to the management agreement that was entered into in March 2013, FIDAC agreed to pay all past and future expenses that the Company and/or the Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to the Company’s Non-Agency residential mortgage-backed securities portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed the Company’s originally estimated audit fees for the year ended December 31, 2011), outside counsel, and consultants engaged by the Company and/or the Company’s Audit Committee for the Evaluation, Restatement Filing and the Investigation.

In the amendment to the management agreement dated March 2013, FIDAC agreed to remove the criteria by which the Independent Directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement such that such termination may now occur in their sole discretion and for any or no reason.

In the amendment to the management agreement dated March 2013, FIDAC also agreed that the Company may terminate the management agreement pursuant to its terms without the payment of any termination fee.

The amendment to the management agreement also changes the definition of what events constitute “cause” for which we may terminate the management agreement and the notice period required for any such termination to provide us the right to terminate the management agreement effective immediately if (i) FIDAC engages in any act of fraud, misappropriation of funds, or embezzlement against us, (ii) there is an event of any gross negligence on the part of FIDAC in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to FIDAC’s bankruptcy or insolvency, (iv) there is a dissolution of FIDAC, or (v) FIDAC is convicted of (including a plea of nolo contendere) a felony.

The Board of Directors of the Company declared common stock cash dividends of $0.11 per common share for the first quarter 2012, $0.09 per common share for the second quarter 2012,  $0.09 per common share for the third quarter 2012, and $0.09 per common share for the fourth quarter 2012. The Board of Directors determined that there will be a regular quarterly dividend of $0.09 per share for each of the first quarter and second quarter of 2013. The Board of Directors will review this program after the conclusion of the second quarter of 2013.  For the four quarters of 2012, the Company has paid cash dividends totaling $0.38 per common share. Of this amount, $0.12 is characterized as a return of capital for federal income tax purposes, although this estimate will not be finalized until the Company files its 2012 tax return.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CHIMERA INVESTMENT CORPORATION
By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 8, 2013
Matthew Lambiase

/s/ A. Alexandra Denahan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013
A. Alexandra Denahan

/s/ Jeremy Diamond	Director	March 8, 2013
Jeremy Diamond

/s/ Mark Abrams	Director	March 8, 2013
Mark Abrams

/s/ Paul A. Keenan	Director	March 8, 2013
Paul A. Keenan

/s/ Paul Donlin	Director	March 8, 2013
Paul Donlin

/s/ Gerard Creagh	Director	March 8, 2013
Gerard Creagh
/s/ Dennis Mahoney	Director	March 8, 2013
Dennis Mahoney
/s/ John P. Reilly	Director	March 8, 2013
John P. Reilly

S-1