Form 10-Q
period 2012-03-31
CHIMERA INVESTMENT CORP
filed 2013-06-25
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2012

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
Yes ☐ No ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at June 21, 2013
Common Stock, $.01 par value	1,027,593,441

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at March 31, 2012 (Unaudited) and December 31, 2011 (Derived from the audited consolidated financial statements at December 31, 2011)	1
Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters ended March 31, 2012 and 2011	2

Consolidated Statements of Changes In Stockholders’ Equity (Deficit) (Unaudited) for the quarters ended March 31, 2012 and 2011	3

Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2012 and 2011	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	55

Item 4. Controls and Procedures	59

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	60

Item 1A. Risk Factors	60

Item 5. Other Information	60

Item 6. Exhibits	61

SIGNATURES	S-1

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	March 31, 2012 (Unaudited)	December 31, 2011 (1)
Assets:
Cash and cash equivalents	$131,273	$206,299
Non-Agency RMBS, at fair value
Senior	822	1,020
Senior interest-only	200,941	188,679
Subordinated	635,627	606,895
Subordinated interest-only	22,405	22,019
Agency RMBS, at fair value	2,949,803	3,144,531
Accrued interest receivable	25,144	22,709
Other assets	12,596	1,403
Subtotal	3,978,611	4,193,555
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	3,267,779	3,270,332
Securitized loans held for investment, net of allowance for loan losses of $13.8 million and $13.9 million, respectively	983,587	256,632
Accrued interest receivable	24,585	26,616
Subtotal	4,275,951	3,553,580
Total assets	$8,254,562	$7,747,135
Liabilities:
Repurchase agreements, Agency RMBS ($2.6 billion and $2.8 billion pledged as collateral, respectively)	$2,502,870	$2,672,989
Accrued interest payable	2,928	3,294
Dividends payable	112,946	112,937
Accounts payable and other liabilities	1,572	1,687
Investment management fees and expenses payable to affiliate	12,963	12,958
Interest rate swaps, at fair value	43,655	44,467
Subtotal	2,676,934	2,848,332
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, Non-Agency RMBS transferred to consolidated VIEs ($3.3 billion and $3.3 billion pledged as collateral, respectively)	1,507,268	1,630,276
Securitized debt, loans held for investment ($993.8 million and $238.0 million pledged as collateral, respectively)	890,374	212,778
Accrued interest payable	9,394	8,130
Subtotal	2,407,036	1,851,184
Total liabilities	$5,083,970	$4,699,516

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,505,477 and 1,027,467,089 shares issued and outstanding, respectively	$10,268	$10,267
Additional paid-in-capital	3,603,936	3,603,739
Accumulated other comprehensive income (loss)	588,941	433,453
Retained earnings (accumulated deficit)	(1,032,553)	(999,840)
Total stockholders' equity	$3,170,592	$3,047,619
Total liabilities and stockholders' equity	$8,254,562	$7,747,135
(1) Derived from the audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended

	March 31, 2012	March 31, 2011
Net Interest Income:
Interest income	$51,319	$58,086
Interest expense	(2,326)	(3,052)

Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	98,349	113,957
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	(34,049)	(32,525)
Net interest income (expense)	113,293	136,466
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(56,961)	(70,217)
Non-credit portion of loss recognized in other comprehensive income (loss)	8,597	37,034
Net other-than-temporary credit impairment losses	(48,364)	(33,183)
Other gains (losses):
Net unrealized gains (losses) on interest rate swaps	812	9,831
Net realized gains (losses) on interest rate swaps	(4,398)	(2,847)
Net gains (losses) on interest rate swaps	(3,586)	6,984
Net unrealized gains (losses) on interest-only RMBS	17,947	4,106
Net realized gains (losses) on sales of investments	16,010	2,642
Total other gains (losses)	30,371	13,732
Net investment income (loss)	95,300	117,015
Other expenses:
Management fees	12,909	12,750
Provision for loan losses	167	1,442
General and administrative expenses	1,989	1,487
Total other expenses	15,065	15,679
Income (loss) before income taxes	80,235	101,336
Income taxes	2	698
Net income (loss)	$80,233	$100,638

Net income (loss) per share available to common shareholders:
Basic	$0.08	$0.10
Diluted	$0.08	$0.10

Weighted average number of common shares outstanding:
Basic	1,026,762,092	1,026,209,153
Diluted	1,027,489,586	1,027,063,055

Dividends declared per share of common stock	$0.11	$0.14

Comprehensive income (loss):
Net income (loss)	$80,233	$100,638
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	170,186	(128,569)
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	(14,252)	33,183
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(446)	(2,642)
Other comprehensive income (loss)	155,488	(98,028)
Comprehensive income (loss)	$235,721	$2,610

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2010	$10,261	$3,601,890	$680,123	$(613,688)	$3,678,586
Net income	-	-	-	100,638	100,638
Unrealized gains (losses) on available-for-sale securities, net	-	-	(128,569)	-	(128,569)
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	33,183	-	33,183
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(2,642)	-	(2,642)
Proceeds from direct purchase and dividend reinvestment	1	310	-	-	311
Proceeds from common stock offerings	-	11	-	-	11
Proceeds from restricted stock grants	-	128	-	-	128
Common dividends declared, $0.14 per share	-	-	-	(143,676)	(143,676)
Balance, March 31, 2011	$10,262	$3,602,339	$582,095	$(656,726)	$3,537,970

Balance, December 31, 2011	$10,267	$3,603,739	$433,453	$(999,840)	$3,047,619
Net income	-	-	-	80,233	80,233
Unrealized gains (losses) on available-for-sale securities, net	-	-	170,186	-	170,186
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	(14,252)	-	(14,252)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(446)	-	(446)
Proceeds from direct purchase and dividend reinvestment	1	116	-	-	117
Proceeds from restricted stock grants	-	81	-	-	81
Common dividends declared, $0.11 per share	-	-	-	(112,946)	(112,946)
Balance, March 31, 2012	$10,268	$3,603,936	$588,941	$(1,032,553)	$3,170,592

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the Quarter Ended

	March 31, 2012	March 31, 2011
Cash Flows From Operating Activities:
Net income (loss)	$80,233	$100,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(10,355)	(9,190)
Amortization of deferred financing costs	3,221	456
Amortization of debt issue costs of securitized debt	8,103	3,352
Unrealized losses (gains) on interest rate swaps	(812)	(9,831)
Net unrealized losses (gains) on interest-only RMBS	(17,947)	(4,106)
Realized losses (gains) on sales of investments, net	(16,010)	(2,642)
Net other-than-temporary credit impairment losses	48,364	33,183
Provision for loan losses	167	1,442
Equity-based compensation expense	81	128
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(1,288)	(9,163)
Decrease (increase) in other assets	2	(58)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(115)	841
Increase (decrease) in investment management fees and expenses payable to affiliate	5	385
Increase (decrease) in accrued interest payable, net	898	902
Net cash provided by (used in) operating activities	$94,547	$106,337
Cash Flows From Investing Activities:
RMBS portfolio:
Purchases	$(91,429)	$(3,095,715)
Sales	79,059	646,356
Principal payments	183,612	135,868
RMBS transferred to consolidated VIEs:
Principal payments	132,630	194,385
Securitized loans:
Purchases	(753,692)	-
Principal payments	21,061	25,337
Net cash provided by (used in) investing activities	$(428,759)	$(2,093,769)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$2,034,833	$4,563,683
Payments on repurchase agreements	(2,204,952)	(2,502,073)
Net proceeds from common stock offerings	-	11
Payment of deferred financing costs	(4,369)	-
Proceeds from securitized debt borrowings, loans held for investment	696,113	-
Payments on securitized debt borrowings, loans held for investment	(19,730)	(23,861)
Proceeds from securitized debt borrowings, RMBS transferred to consolidated VIEs	-	311,012
Payments on securitized debt borrowings, RMBS transferred to consolidated VIEs	(129,889)	(178,084)
Net proceeds from direct purchase and dividend reinvestment	117	311
Common dividends paid	(112,937)	(174,445)
Net cash provided by (used in) financing activities	$259,186	$1,996,554
Net increase (decrease) in cash and cash equivalents	$(75,026)	$9,122
Cash and cash equivalents at beginning of period	206,299	7,173
Cash and cash equivalents at end of period	$131,273	$16,295

Supplemental disclosure of cash flow information:
Interest received	$138,909	$154,000
Interest paid	$27,374	$31,797
Taxes paid	$-	$3
Management fees and expenses paid to affiliates	$12,958	$12,229

Non-cash investing activities:
Receivable for investments sold	$-	$6,192
Payable for investments purchased	$-	$311,610
Net change in unrealized gain (loss) on available-for sale securities	$155,488	$(98,028)

Non-cash financing activities:
Common dividends declared, not yet paid	$112,946	$143,676

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

1.   Organization

Chimera Investment Corporation (the “Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  The Company formed the following wholly-owned qualified REIT subsidiaries:  Chimera Securities Holdings, LLC in July 2008; Chimera Asset Holding LLC and Chimera Holding LLC in June 2009; Chimera Special Holding LLC in January 2010 which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC, a wholly-owned taxable REIT subsidiary (“TRS”).

Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.38% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

Restatement

The Company restated its previously issued (i) consolidated statement of financial condition included in its Annual Report on Form 10-K as of December 31, 2010 and (ii) consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2010 and 2009, including the cumulative effect of the restatement on retained earnings (accumulated deficit) as of the earliest period presented (the “Restatement”) as part of its Form 10-K for the year ended December 31, 2011.  The Restatement also impacted each of the quarters for the periods beginning with the Company’s inception in November 2007 through the quarter ended September 30, 2011.   The historical interim periods included in this Form 10-Q have been restated to reflect the Restatement.

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The consolidated financial statements include, on a consolidated basis, the Company’s accounts, the accounts of its wholly-owned subsidiaries, and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.  For VIEs that do not have substantial on going activities, the power to direct the activities that most significantly impact the VIEs’ economic performance may be determined by an entity’s involvement with the design and structure of the VIE.

The Company uses securitization trusts considered to be VIEs in its securitization and re-securitization transactions.  Prior to January 1, 2010, these VIEs met the definition of Qualified Special Purpose Entities (“QSPE”) and, as such, were not subject to consolidation by the Company.  Effective January 1, 2010, all such VIEs were considered for consolidation based on the criteria in ASC 810, Consolidation, resulting in the consolidation of certain VIEs that were not previously consolidated. Non-Agency RMBS transferred to consolidated VIEs are composed entirely of senior certificates.

(b) Statement of Financial Condition Presentation

The Company’s consolidated statements of financial condition separately present: (i) the Company’s direct assets and liabilities, and (ii) the assets and liabilities of consolidated securitization vehicles. Assets of each consolidated VIE can only be used to satisfy the obligations of that VIE, and the liabilities of consolidated VIEs are non-recourse to the Company.

The Company has aggregated all the assets and liabilities of the consolidated securitization vehicles due to the determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful. The notes to the consolidated financial statements describe the Company’s direct assets and liabilities and the assets and liabilities of consolidated securitization vehicles.  See Note 8 for additional information related to the Company’s investments in consolidated securitization vehicles.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at March 31, 2012 and December 31, 2011.

(d) Agency and Non-Agency Residential Mortgage-Backed Securities

The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans.  The Company delineates between (1) Agency RMBS and (2) Non-Agency RMBS as follows: Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed. Non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and are therefore subject to credit risk.  Repayment of principal and interest on Non-Agency RMBS is subject to the performance of the mortgage loans or RMBS collateralizing the obligation.

The Company classifies its RMBS as available-for-sale, records investments at estimated fair value as described in Note 5 of these consolidated financial statements, and includes unrealized gains and losses considered to be temporary on all RMBS, excluding interest-only strips, in other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income.  Interest-only strips are recorded at estimated fair value and all unrealized gains and losses are included in earnings in the Consolidated Statements of Operations and Comprehensive Income.  From time to time, as part of the overall management of its portfolio, the Company may sell any of its RMBS investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations and Comprehensive Income utilizing the average cost method.

The Company’s accounting policy for interest income and impairment related to its RMBS is as follows:

Interest Income Recognition

The recognition of interest income on RMBS securities varies depending on the characteristics of the security as follows:

Agency RMBS and Non-Agency RMBS of High Credit Quality

ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”) is applied to the recognition of interest income for the following securities:

●	Agency RMBS
●	Non-Agency RMBS that meet each of the following conditions at the acquisition date (referred to hereafter as “Non-Agency RMBS of High Credit Quality”):

1.	Rated AA or higher by a nationally recognized credit rating agency. The Company uses the lowest rating available.
2.	The Company expects to collect all of the security’s contractual cash flows.
3.	The security cannot be contractually prepaid such that the Company would not recover substantially all of its recorded investment.

Under ASC 310-20, interest income, including premiums and discounts associated with the acquisition of these securities, is recognized over the life of such securities using the interest method based on the contractual cash flows of the security.   In applying the interest method, the Company considers estimates of future principal prepayments in the calculation of the constant effective yield. Differences that arise between previously anticipated prepayments and actual prepayments received, as well as changes in future prepayment assumptions, result in a recalculation of the effective yield on the security on a quarterly basis. This recalculation results in the recognition of an adjustment to the carrying amount of the security based on the revised prepayment assumptions and a corresponding increase or decrease in reported interest income.

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

Non-Agency RMBS are accounted for under ASC 310-30 if the following conditions are met as of the acquisition date:

1.	There is evidence of deterioration in credit quality of the security from its inception.
2.	It is probable that the Company will be unable to collect substantially all contractual cash flows of the security.

Non-Agency RMBS are accounted for under ASC 325-40 if both of the following conditions are met as of the acquisition date:

1.	The security is rated below AA (or is unrated) or the security can be contractually prepaid such that the Company would not recover substantially all of its recorded investment.
2.	The security is rated AA or higher and the Company expects to collect substantially all, but not all contractual cash flows.

Interest income on Non-Agency RMBS Not of High Credit Quality is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate for each security of the projected cash flows, which are estimated based on observation of current market information and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. Quarterly, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgments about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount and/or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either positive changes or adverse changes. For securities accounted for under ASC 325-40, any positive or adverse change in cash flows that does not result in the recognition of an other-than-temporary impairment results in a prospective increase or decrease in the effective interest rate used to recognize interest income. For securities accounted for under ASC 310-30, only significant positive changes are reflected prospectively in the effective interest rate used to recognize interest income.  Adverse changes in cash flows expected to be collected are generally treated consistently for RMBS accounted for under ASC 325-40 and ASC 310-30, and generally result in recognition of an other-than-temporary impairment with no change in the effective interest rate used to recognize interest income.

Impairment

Considerations Applicable to all RMBS

When the fair value of an available-for-sale RMBS is less than its amortized cost the security is considered impaired.  On at least a quarterly basis the Company evaluates its securities for other-than-temporary impairment (“OTTI”).  If the Company intends to sell an impaired security, or it is more-likely-than-not that the Company will be required to sell an impaired security before its anticipated recovery, then the Company must recognize an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the measurement date.  If the Company does not intend to sell an impaired security and it is not more-likely-than-not that it would be required to sell an impaired security before recovery, the Company must further evaluate the security for impairment due to credit losses. The credit component of OTTI is recognized in earnings and the remaining or non-credit component is recorded as a component of OCI. Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security and subsequent recoveries in fair value may not be adjusted through earnings.

When evaluating whether the Company intends to sell an impaired security or will more-likely-than-not be required to sell an impaired security before recovery, the Company makes judgments that consider among other things, its liquidity, leverage, contractual obligations, and targeted investment strategy to determine its intent and ability to hold the investments that are deemed impaired.  The determination as to whether an OTTI exists is subjective as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of future conditions.  As a result, the determination of OTTI, its timing and amount, are based on estimates that may change materially over time.

The Company’s estimate of the amount and timing of cash flows for its RMBS is based on its review of the underlying securities or mortgage loans securing the RMBS.  The Company considers historical information available and expected future performance of the underlying securities or mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Service, Inc., Standard & Poor’s Rating Services or Fitch Ratings, Inc. General market assessments and dialogue with market participants.  As a result, substantial judgment is used in the Company’s analysis to determine the expected cash flows for its RMBS.

Considerations Applicable to Non-Agency RMBS of High Credit Quality

The impairment assessment for Non-Agency RMBS of High Credit Quality involves comparing the present value of the remaining cash flows expected to be collected to the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the security’s effective interest rate as calculated under ASC 310-20 (i.e., the  discount rate implicit in the security as of the last measurement date).   If the present value of the remaining cash flows expected to be collected is less than the amortized cost basis, an OTTI is recognized in earnings for the difference. This amount is considered to be the credit loss component; the remaining difference between amortized cost and the fair value of the security is considered to be the non-credit component of the OTTI, which is recognized in other comprehensive income (loss).

Following the recognition of an OTTI through earnings for the credit loss component, a new amortized cost basis is established for the security and subsequent recoveries in fair value may not be adjusted through earnings.

Considerations Applicable to Non-Agency RMBS Not of High Credit Quality

Non-Agency RMBS within the scope of ASC 325-40 or ASC 310-30 are considered other-than-temporarily impaired when the following two conditions exist: (1) the fair value is less than the amortized cost basis, and (2) there has been an adverse change in cash flows expected to be collected from the last measurement date (i.e., adverse changes in either the amount or timing of cash flows from those previously expected).

The other-than-temporary impairment is separated into a credit loss component that is recognized in earnings and a non-credit component that is recorded in other comprehensive income (loss). The credit component is comprised of the impact of the fair value decline due to changes in assumptions related to default (collection) risk and prepayments. The non-credit component comprises the change in fair value of the security due to all other factors, including changes in benchmark interest rates and market liquidity.  In determining the OTTI related to credit losses for securities, the Company compares the present value of the remaining cash flows expected to be collected at the current financial reporting date to the present value of the remaining cash flows expected to be collected at the original purchase date (or the last date those estimates were revised for accounting purposes).  The discount rate used to calculate the present value of expected future cash flows is the effective interest rate used for income recognition purposes as determined under ASC 325-40 or ASC 310-30 for purposes of recognizing interest income.

Following the recognition of an OTTI through earnings for the credit component, a new amortized cost basis is established for the security and subsequent recoveries in fair value may not be adjusted through earnings. However, to the extent that there are subsequent increases in cash flows expected to be collected, the OTTI previously recorded through earnings may be accreted into interest income following the guidance in ASC 325-40 or ASC 310-30.

The determination of whether an OTTI exists and, if so, the extent of the credit component is subject to significant judgment and management’s estimates of both historical information available at the time of assessment, the current market environment, as well as the Company’s estimates of the future performance and projected amount and timing of cash flows expected to be collected on the security. As a result, the timing and amount of OTTI constitutes an accounting estimate that may change materially over time.

(e) Interest-Only RMBS

The Company invests in interest-only (“IO”) Agency and Non-Agency RMBS. These IO RMBS represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income. The IO RMBS are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Coupon income on IO securities is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization is computed in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on interest-only RMBS on the Consolidated Statement of Operations and Comprehensive Income.  Interest income reported on IO securities was $6.0 million and $7.6 million for the quarters ended March 31, 2012 and March 31, 2011, respectively.

(f) Securitized Loans Held for Investment and Related Allowance for Loan Losses

The Company’s securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans.  Mortgage loans are designated as held for investment, and are carried at their principal balance outstanding, plus any premiums, less discounts and allowances for loan losses.  Interest income on loans held for investment is recognized over the life of the investment using the interest method.  Income recognition is suspended for loans when, based on information from the servicer, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  The Company estimates the fair value of securitized loans for disclosure purposes only as described in Note 5 of these consolidated financial statements.

(g) Allowance for Loan Losses – Securitized Loans Held for Investment

The securitized loan portfolio is comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans that are not guaranteed as to repayment of principal or interest.  Securitized loans are serviced and modified by a third-party servicer.  The Company is not involved in the loan modification process, except as it relates to CSMC 2012-CIM1, a securitization vehicle consolidated by the Company that is collateralized by residential mortgage loans.  As it relates solely to CSMC 2012-CIM1, the Company has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to loans in technical default, including whether or not to proceed with foreclosure.

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

Certain loans are individually evaluated for impairment, including securitized loans modified by the servicer and loans more than 60 days delinquent under ASC 310, Receivables.  Loan modifications made by the servicer are evaluated to determine if they constitute troubled debt restructurings (“TDRs”).  A restructuring of a loan constitutes a TDR if the servicer, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Impairment of modified loans considered to be TDRs is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate at inception. If the present value of expected cash flows is less than the recorded investment in the loan, a provision for loan losses is recognized through an allowance with a corresponding charge to provision for loan losses. Impairment of all other loans individually evaluated is measured as the difference between the unpaid principal balance and the estimated fair value of the collateral, less estimated costs to sell.  The Company charges off the corresponding loan allowance and related principal balance when the servicer reports an actual credit writedown.

(h) Repurchase Agreements

The Company finances the acquisition of a significant portion of its Agency mortgage-backed securities with repurchase agreements. The Company examines each of the specified criteria in ASC 860, Transfers and Servicing (“ASC 860”), at the inception of each transaction and has determined that each of the Company’s repurchase agreements meet the specified criteria in this guidance to be accounted for as secured borrowings. None of the Company’s repurchase agreements are accounted for as components of linked transactions. As a result, the Company separately accounts for the financial assets posted as collateral and related repurchase agreements in the accompanying consolidated financial statements.

(i) Securitized Debt, Non-Agency RMBS Transferred to Consolidated VIEs, and Securitized Debt, Loans Held for Investment

The Company has issued securitized debt to finance a portion of its residential mortgage loan and RMBS portfolios.  Certain transactions involving residential mortgage loans are accounted for as secured borrowings, and are recorded as “Securitized loans held for investment” and the corresponding debt as “Securitized debt, loans held for investment” in the Consolidated Statements of Financial Condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, Non-Agency RMBS transferred to consolidated VIEs” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency RMBS transferred to consolidated VIEs” that pay interest and principal to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company that did not qualify as a sale are accounted for as secured borrowings pursuant to ASC 860. For the quarter ended March 31, 2012, the Company did not have any continuing involvement with any loans or securities previously sold, except as it relates to the loans in the CSMC 2012-CIM1 securitization as further described above.  The holders of securitized debt have no recourse to the Company, and the Company does not receive any interest or principal paid on such debt.  As of March 31, 2012 and December 31, 2011 the Company recorded $2.4 billion and $1.9 billion in principal on securitized debt and accrued interest payable, respectively.  The associated securitized debt is carried at amortized cost and is non-recourse to the Company. The Company estimates the fair value of its securitized debt for disclosure purposes as described in Note 5 to these consolidated financial statements.

(j) Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

(k) Derivative Financial Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of managing its interest rate risk. The Company intends to use interest rate derivative instruments to manage interest rate risk rather than to enhance returns.  Interest rate swaps are recorded as either assets or liabilities in the Consolidated Statements of Financial Condition and measured at fair value.  Net payments on interest rate swaps are included in the Consolidated Statements of Cash Flows as a component of net income (loss).  Unrealized gains (losses) on interest rate swaps are removed from net income (loss) to arrive at cash flows from operating activities. The Company estimates the fair value of interest rate swaps as described in Note 5 of these consolidated financial statements.

The Company elects to net by counterparty the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off of all individual swaps receivable and payable with each counterparty and, therefore, the fair value of those swap contracts are reported net by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any collateral exchanged as part of the interest rate swap contracts.

(l) Sales, Securitizations, and Re-Securitizations

The Company periodically enters into transactions in which it sells financial assets, such as RMBS, and mortgage loans.  Gains and losses on sales of assets are computed on the average cost method whereby the Company records a gain or loss on the difference between the carrying value of the asset and the proceeds from the sale.  In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets.  These transactions may be recorded as either a sale and the assets contributed to the securitization are removed from the Consolidated Statements of Financial Condition and a gain or loss is recognized, or as a secured borrowing whereby the assets contributed to the securitization are not derecognized but rather the debt issued by the securitization are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations, the Company may retain senior or subordinated interests in the securitized and/or re-securitized assets.

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

The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return.  The Company does not have any unrecognized tax benefits that would affect its financial position. The Company has not taken any tax positions that would require disclosure under ASC 740.  No accruals for penalties and interest were necessary as of March 31, 2012 or December 31, 2011.

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

(o) Stock-Based Compensation

The Company accounts for stock-based compensation awards granted to the employees of FIDAC and FIDAC’s affiliates in accordance with ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Pursuant to ASC 505-50 the Company measures the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the recipient is reached or the date at which the recipient’s performance is complete. Compensation expense related to the grants of stock is recognized over the vesting period of such grants based on the fair value of the stock on each quarterly vesting date, at which the recipient’s performance is complete.

The Company accounts for stock-based compensation awards granted to the Company’s independent directors in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Compensation expense for equity based awards granted to the Company’s independent directors is recognized pro-rata over the vesting period of such awards, based upon the fair value of such awards at the grant date.

(p) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates in accounting for income recognition and OTTI on Agency and Non-Agency RMBS and IO RMBS (Note 3), valuation of Agency and Non-Agency RMBS (Notes 3 and 5), and interest rate swaps (Notes 5 and 9).  Actual results could differ materially from those estimates.

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

Comprehensive Income (Topic 220)

In June 2011, the FASB released ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in Other Comprehensive Income (“OCI”).  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted the provisions of ASU 2011-05 effective January 1, 2012.  Adoption of ASU 2011-05 did not have a significant impact on the Company’s consolidated financial statements.

On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income In ASU No. 2011-05, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI. This was done to allow the FASB time to re-deliberate the presentation, on the face of the financial statements, of the effects of reclassifications out of accumulated OCI on the components of net income and OCI.  No other requirements under ASU 2011-05 are affected by ASU 2011-12.  FASB tentatively decided not to require presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements and to propose new disclosures instead.

In March 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update addresses the disclosure issue left open at the deferral under ASU 2011-12.  This update requires the provision of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the Notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012. Adoption of ASU 2013-02 is not expected to have a significant impact on the consolidated financial statements.

Broad Transactions

Fair Value Measurements and Disclosures (Topic 820)

In May 2011, the FASB released ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, further converging U.S. GAAP and IFRS by providing common fair value measurement and disclosure requirements.  FASB made changes to the fair value measurement guidance, which include: 1) prohibiting the inclusion of block discounts in all fair value measurements, not just Level 1 measurements, 2) adding guidance on when to include other premiums and discounts in fair value measurements,  3) clarifying that the concepts of “highest and best use” and “valuation premise” apply only when measuring the fair value of non-financial assets and 4) adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (e.g., a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met.  ASU 2011-04 also requires additional disclosure related to items categorized as Level 3 in the fair value hierarchy, including a description of the processes for valuing these assets, providing quantitative information about the significant unobservable inputs used to measure fair value and, in certain cases, explaining the sensitivity of the fair value measurements to changes in unobservable inputs.   This update is effective for reporting periods beginning after December 15, 2011. Adoption of ASU 2011-04 increased the footnote disclosure in these consolidated financial statements.

Transfers and Servicing (Topic 860)

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and, in order to do so, the transferor must have the ability to repurchase such assets. In connection with the issuance of ASU 2011-03, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  ASU 2011-03 removes the transferor’s ability criterion from consideration of effective control.  This update is effective for the first interim or annual period beginning on or after December 15, 2011.  As the Company records repurchase agreements as secured borrowings and not sales, this update has no significant effect on the Company’s consolidated financial statements.

Financial Services – Investment Companies (Topic 946)

In June 2013, the FASB finalized ASU 2013-08 amending the scope, measurement and disclosure requirements under Topic 946 – Financial Services-Investment Companies.  The Board decided not to address issues related to the applicability of investment company accounting for real estate entities and the measurement of real estate investments at this time.  Further, as stated in ASC 946-10-15-3, the guidance in Topic 946 does not apply to real estate investment trusts, and thus has no effect on the Company’s consolidated financial statements.

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior interest-only, subordinated, subordinated interest-only, Non-Agency RMBS transferred to consolidated VIEs and Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests.  The total fair value of the Non-Agency RMBS that are held by the re-securitization trusts consolidated pursuant to ASC 810 was $3.3 billion and $3.3 billion at March 31, 2012 and December 31, 2011, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of March 31, 2012 and December 31, 2011, by asset class.

March 31, 2012
(dollars in thousands)

	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$912	$-	$(59)	$853	$822	$3	$(34)	$(31)
Senior interest-only	3,990,375	195,652	-	195,652	200,941	19,398	(14,109)	5,289
Subordinated	1,362,600	-	(708,154)	654,446	635,627	43,211	(62,030)	(18,819)
Subordinated interest-only	277,150	20,348	-	20,348	22,405	2,057	-	2,057
RMBS transferred to consolidated variable interest entities ("VIEs")	5,187,368	10,237	(2,329,017)	2,764,039	3,267,779	518,107	(14,367)	503,740
Agency RMBS	2,832,413	85,020	(157)	2,840,824	2,949,803	109,269	(290)	108,979
Total	$13,650,818	$311,257	$(3,037,387)	$6,476,162	$7,077,377	$692,045	$(90,830)	$601,215

December 31, 2011
(dollars in thousands)

	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,115	$-	$(56)	$1,059	$1,020	$2	$(41)	$(39)
Senior interest-only	3,734,452	199,288	-	199,288	188,679	11,308	(21,917)	(10,609)
Subordinated	1,378,891	-	(724,739)	654,152	606,895	30,997	(78,254)	(47,257)
Subordinated interest-only	277,560	21,910	-	21,910	22,019	1,663	(1,554)	109
RMBS transferred to consolidated variable interest entities ("VIEs")	5,265,128	19,869	(2,382,995)	2,902,002	3,270,332	420,505	(52,175)	368,330
Agency RMBS	3,018,347	90,403	(159)	3,027,285	3,144,531	117,601	(355)	117,246
Total	$13,675,493	$331,470	$(3,107,949)	$6,805,696	$7,233,476	$582,076	$(154,296)	$427,780

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended
	March 31, 2012	March 31, 2011
	(dollars in thousands)
Balance at beginning of period	$2,342,462	$2,521,723
Purchases	86,847	63,233
Accretion	(95,108)	(96,425)
Reclassification (to) from non-accretable difference	(11,662)	(42,430)
Sales	(21,663)	(47,380)
Balance at end of period	$2,300,876	$2,398,721

The table below presents the outstanding principal balance and related carrying amount at the beginning and ending of the quarterly periods ending March 31, 2012 and December 31, 2011 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended
	March 31, 2012	December 31, 2011
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	5,563,895	5,589,919
End of period	5,376,864	5,563,895

Carrying value:
Beginning of period	$2,880,478	$3,009,179
End of period	$2,772,969	$2,880,478

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

March 31, 2012
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$114	$(34)	1	$114	$(34)	1
Senior interest-only	68,425	(9,158)	10	15,751	(4,951)	10	84,176	(14,109)	20
Subordinated	51,386	(5,591)	7	245,467	(56,439)	26	296,853	(62,030)	33
RMBS transferred to consolidated VIEs	-	-	-	412,595	(14,367)	10	412,595	(14,367)	10
Agency RMBS	4,094	(150)	2	1,464	(140)	1	5,558	(290)	3
Total	$123,905	$(14,899)	19	$675,391	$(75,931)	48	$799,296	$(90,830)	67

December 31, 2011
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$127	$(41)	1	$127	$(41)	1
Senior interest-only	99,351	(18,756)	26	17,647	(3,161)	12	116,998	(21,917)	38
Subordinated	321,416	(52,824)	33	111,167	(25,430)	17	432,583	(78,254)	50
Subordinated interest-only	16,300	(1,554)	2	-	-	-	16,300	(1,554)	2
RMBS transferred to consolidated VIEs	-	-	-	594,369	(52,175)	18	594,369	(52,175)	18
Agency RMBS	3,888	(355)	2	-	-	-	3,888	(355)	2
Total	$440,955	$(73,489)	63	$723,310	$(80,807)	48	$1,164,265	$(154,296)	111

At March 31, 2012, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency RMBS were $290 thousand and $355 thousand at March 31, 2012 and December 31, 2011, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2012 and December 31, 2011 unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (including Non-Agency RMBS held by consolidated VIEs) were $90.5 million and $153.9 million at March 31, 2012 and December 31, 2011, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to non-credit related factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters ended March 31, 2012 and 2011 is presented below.

	For the Quarter Ended
	March 31, 2012	March 31, 2011
Other-than-temporary impairments	(dollars in thousands)
Total other-than-temporary impairment losses	$(56,961)	$(70,217)
Non-credit portion of loss recognized in other comprehensive income (loss)	8,597	37,034
Net other-than-temporary credit impairment losses	$(48,364)	$(33,183)

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

	For the Quarter Ended
	March 31, 2012	March 31, 2011
	(dollars in thousands)
Cumulative credit loss beginning balance	$81,837	$85,740
Additions:
Other-than-temporary impairments not previously recognized	34,112	17,105
Reductions for securities sold during the period	(290)	(1,177)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	14,252	16,078
Reductions for increases in cash flows expected to be collected that are recognized over the remaing life of the security	(31,030)	(19,500)
Cumulative credit loss ending balance	$98,881	$98,246

The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Quarter Ended
	March 31, 2012	March 31, 2011

Loss Severity
Weighted Average	54%	61%
Range	33% - 74%	38% - 97%

60+ days delinquent
Weighted Average	28%	33%
Range	0% - 45%	0% - 52%

Credit Enhancement (1)
Weighted Average	14%	7%
Range	0% - 72%	1% - 88%

3 Month CPR
Weighted Average	14%	16%
Range	0% - 25%	4% - 36%

12 Month CPR
Weighted Average	16%	16%
Range	9% - 35%	4% - 27%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at March 31, 2012 and December 31, 2011.  Interest-only RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying unamortized principal balance of specific securities.  At March 31, 2012, interest-only RMBS had a net unrealized gain of $12.3 million and had an amortized cost of $232.1 million. At December 31, 2011, interest-only RMBS had a net unrealized loss of $5.7 million and had an amortized cost of $237.8 million.

The fair value of IOs at March 31, 2012 and December 31, 2011 was $244.4 million, and $232.1 million, respectively.

March 31, 2012
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$3	$-	$3	$(34)	$-	$(34)
Senior interest-only	-	19,398	19,398	-	(14,109)	(14,109)
Subordinated	43,211	-	43,211	(62,030)	-	(62,030)
Subordinated interest-only	-	2,057	2,057	-	-	-
RMBS transferred to consolidated VIEs	512,889	5,218	518,107	(14,367)	-	(14,367)
Agency RMBS	109,269	-	109,269	-	(290)	(290)
Total	$665,372	$26,673	$692,045	$(76,431)	$(14,399)	$(90,830)

December 31, 2011
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$2	$-	$2	$(41)	$-	$(41)
Senior interest-only	-	11,308	11,308	-	(21,917)	(21,917)
Subordinated	30,997	-	30,997	(78,254)	-	(78,254)
Subordinated interest-only	-	1,663	1,663	-	(1,554)	(1,554)
RMBS transferred to consolidated VIEs	415,688	4,817	420,505	(52,175)	-	(52,175)
Agency RMBS	117,236	365	117,601	-	(355)	(355)
Total	$563,923	$18,153	$582,076	$(130,470)	$(23,826)	$(154,296)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$912	$93.58	$90.21	0.97%	3.17%
Senior, interest only	$3,990,375	$4.90	$5.04	1.92%	12.51%
Subordinated	$1,362,600	$48.03	$46.65	3.28%	10.21%
Subordinated, interest only	$277,150	$7.34	$8.08	2.81%	5.13%
RMBS transferred to consolidated variable interest entities	$5,187,368	$54.38	$64.29	5.24%	14.87%
Agency Mortgage-Backed Securities	$2,832,413	$103.08	$107.03	4.66%	3.96%

(1) Bond Equivalent Yield at period end.

	December 31, 2011
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$1,115	$95.13	$91.55	1.02%	2.95%
Senior, interest only	$3,734,452	$5.34	$5.05	1.96%	13.28%
Subordinated	$1,378,891	$47.44	$44.01	3.44%	9.57%
Subordinated, interest only	$277,560	$7.89	$7.93	2.94%	9.93%
RMBS transferred to consolidated variable interest entities	$5,265,128	$55.14	$62.11	5.32%	14.56%
Agency Mortgage-Backed Securities	$3,018,347	$103.07	$107.06	4.66%	3.83%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
AAA	0.00%	0.53%
AA	0.62%	0.14%
A	0.19%	0.45%
BBB	1.50%	1.54%
BB	0.00%	0.00%
B	2.17%	0.43%
Below B or not rated	95.52%	96.91%
Total	100.00%	100.00%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at March 31, 2012 and December 31, 2011 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using the prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

March 31, 2012
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$708	$-	$114	$-	$822
Senior interest-only	-	88,397	101,509	11,035	200,941
Subordinated	5,382	83,003	244,949	302,293	635,627
Subordinated interest-only	-	-	1,840	20,565	22,405
RMBS transferred to consolidated VIEs	22,454	426,244	2,026,999	792,082	3,267,779
Agency RMBS	-	2,648,549	301,254	-	2,949,803
Total fair value	$28,544	$3,246,193	$2,676,665	$1,125,975	$7,077,377
Amortized cost
Non-Agency RMBS
Senior	$706	$-	$147	$-	$853
Senior interest-only	-	98,707	88,659	8,286	195,652
Subordinated	4,533	74,349	269,699	305,865	654,446
Subordinated interest-only	-	-	1,775	18,573	20,348
RMBS transferred to consolidated VIEs	20,514	355,814	1,697,511	690,200	2,764,039
Agency RMBS	-	2,544,188	296,636	-	2,840,824
Total amortized cost	$25,753	$3,073,058	$2,354,427	$1,022,924	$6,476,162

December 31, 2011
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$892	$-	$128	$-	$1,020
Senior interest-only	-	85,633	69,204	33,842	188,679
Subordinated	6,530	101,984	259,549	238,832	606,895
Subordinated interest-only	-	-	1,812	20,207	22,019
RMBS transferred to consolidated VIEs	25,375	338,616	2,119,030	787,311	3,270,332
Agency RMBS	17,932	1,735,106	824,645	566,848	3,144,531
Total fair value	$50,729	$2,261,339	$3,274,368	$1,647,040	$7,233,476
Amortized cost
Non-Agency RMBS
Senior	$891	$-	$168	$-	$1,059
Senior interest-only	-	95,974	69,953	33,361	199,288
Subordinated	5,616	98,657	300,489	249,390	654,152
Subordinated interest-only	-	-	1,946	19,964	21,910
RMBS transferred to consolidated VIEs	32,806	296,144	1,827,000	746,052	2,902,002
Agency RMBS	17,610	1,663,917	798,632	547,126	3,027,285
Total amortized cost	$56,923	$2,154,692	$2,998,188	$1,595,893	$6,805,696

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.  At March 31, 2012, 97.5% of the Non-Agency RMBS collateral was Alt-A.  At December 31, 2011, 97.4% of the Non-Agency RMBS collateral was Alt-A.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
Weighted average maturity (years)		25.5		25.7
Weighted average amortized loan to value (1)		71.6%		71.5%
Weighted average FICO (2)		718.2		718.4
Weighted average loan balance (in thousands)		$483.1		$469.0
Weighted average percentage owner occupied		84.6%		85.3%
Weighted average percentage single family residence		65.1%		65.6%
Weighted average current credit enhancement		4.2%		4.5%
Weighted average geographic concentration of top five states	CA	36.9%	CA	38.1%
	FL	8.3%	FL	8.5%
	NY	6.0%	NY	6.1%
	NJ	2.7%	NJ	2.7%
	VA	2.6%	VA	2.4%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2012 and December 31, 2011.

Origination Year	March 31, 2012	December 31, 2011
2001	0.2%	0.2%
2003	0.9%	0.9%
2004	1.3%	1.3%
2005	13.0%	13.8%
2006	32.8%	31.8%
2007	48.7%	48.7%
2008	3.1%	3.3%
Total	100.0%	100.0%

During the quarter ended March 31, 2012, the Company sold RMBS with a carrying value of $63.0 million for realized gains of $16.0 million.  During the quarter ended March 31, 2011, the Company sold RMBS with a carrying value of $643.8 million for realized gains of $2.6 million.

4.  Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of  certain VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.

The securitized loans held for investment are carried at their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses.  During the quarter ended March 31, 2012, the Company was required to consolidate the CSMC 2012-CIM1 Trust, a securitization collateralized by high quality, jumbo, prime, residential mortgage loans.  The Company transferred $741.9 million in principal value to the CSMC 2012-CIM1 Trust that was recorded as a secured borrowing pursuant to ASC 860.  In this transaction, the Company financed $696.3 million of AAA-rated and AA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $696.1 million.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at March 31, 2012 and December 31, 2011:

	For the Quarter Ended
	March 31, 2012	December 31, 2011
	(dollars in thousands)
Balance, beginning of period	$256,632	$281,589
Purchases	753,692	-
Principal paydowns	(21,061)	(20,179)
Net periodic amortization (accretion)	(5,509)	(929)
Change to loan loss provision	(167)	(3,849)
Balance, end of period	$983,587	$256,632

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Securitized loans, at amortized cost	$997,395	$270,570
Less: allowance for loan losses	13,808	13,938
Securitized loans held for investment	$983,587	$256,632

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 55.2% were originated during 2011, 19.6% during 2010, and the remaining 25.2% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	March 31, 2012		December 31, 2011
Number of loans		1211		392
Weighted average maturity (years)		28.2		25.8
Weighted average loan to value (1)		71.3%		75.5%
Weighted average FICO (2)		766		752
Weighted average loan balance (in thousands)		$816.4		$684.0
Weighted average percentage owner occupied		93.7%		91.1%
Weighted average percentage single family residence		64.2%		58.1%
Weighted average geographic concentration of top five states	CA	37.1%	CA	36.0%
	NY	7.8%	FL	6.1%
	WA	6.7%	AZ	5.8%
	VA	4.8%	NJ	5.4%
	TX	4.7%	IL	5.3%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio during the quarters ended March 31, 2012 and December 31, 2011:

	For the Quarter Ended
	March 31, 2012	December 31, 2011
	(dollars in thousands)
Balance, beginning of period	$13,938	$11,428
Provision for loan losses	167	3,849
Charge-offs	(297)	(1,339)
Balance, end of period	$13,808	$13,938

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at March 31, 2012 and December 31, 2011 was $6.8 million and $6.3 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at March 31, 2012 and December 31, 2011 was $7.0 million and $7.6 million, respectively.

The Company’s overall provision for loan losses is described in Note 2(g).  The Company’s general reserve is based on historical loss rates for pools of loans with similar credit characteristics, adjusted for current trends and market conditions, including current trends in delinquencies and severities.  The Company has established a specific reserve that reflects consideration of loans more than 60 days delinquent, loans in foreclosure, borrowers that have declared bankruptcy, and real estate owned.  The loan loss provision related to these loans is measured as the difference between the unpaid principal balance and the estimated fair value of the property securing the mortgage, less estimated costs to sell.  The specific reserve also reflects consideration of concessions granted to borrowers by the servicer in the form of modifications (i.e., reductions).  Loan loss provisions related to these modifications are based on the contractual principal and interest payments, post-modification, discounted at the loan’s original effective interest rate.

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $29.3 million and $32.9 million at March 31, 2012 and December 31, 2011, respectively.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at March 31, 2012 and December 31, 2011 was $22.7 million and $14.3 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $217.4 million and $235.2 million at March 31, 2012 and December 31, 2011, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at March 31, 2012 and December 31, 2011 was $213.0 million and $228.9 million, respectively.

The following table summarizes the outstanding principal balance of loans 30 days delinquent and greater at March 31, 2012 and December 31, 2011.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
March 31, 2012	$2,318	$0	$2,316	$2,259	$3,432	$5,366	$15,691
December 31, 2011	$1,342	$1,828	$2,338	$1,659	$3,626	$5,201	$15,994

With the exception of its ability to approve loan modifications solely as it relates to CSMC 2012 CIM1 as further described in Note 2(g), the Company does not service or modify loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the period.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre-modification)	Unpaid Principal Balance of Modified Loans (Post-modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
				(dollars in thousands)
March 31, 2012	2	$1,304	$1,372	$1,385	$1,385	$0
March 31, 2011	4	$2,476	$2,659	$2,689	$2,689	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the quarter ended March 31, 2012, the Company determined that all loans modified by the servicer were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the first quarters of 2012 and 2011 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDR’s, the $4.2 million specific reserve related to TDR’s as of March 31, 2012 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.

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

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. For the Company’s investments in Non-Agency RMBS categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities. Significant increases (decreases) in any of the discount rates, default rates or loss severities in isolation would result in a significantly lower (higher) fair value measurement. The impact of changes in prepayment speeds would have differing impacts on fair value, depending on the seniority of the investment. Generally, a change in the default assumption is accompanied by directionally similar changes in the assumptions used for the loss severity and the prepayment speed.

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products evolve and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methodology utilized by the Company for the periods presented is unchanged.  The methods used to produce a fair value calculation may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

During times of market dislocation, as has been experienced for some time and continues to exist, the observability of prices and inputs can be difficult for certain Non-Agency RMBS.  If third party pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined by the Company without validation to third-party pricing.  In addition, validating third party pricing for the Company’s investments may be more subjective as fewer participants may be willing to provide this service to the Company.  Illiquid investments typically experience greater price volatility as an active market does not exist.  Observability of prices and inputs can vary significantly from period to period and may cause instruments to change classifications within the three level hierarchy.

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

Agency and Non-Agency RMBS

Generally, the Company determines the fair value of its investment securities utilizing an internal pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value using pricing models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.  Certain very liquid asset classes, such as Agency fixed-rate pass-throughs may be priced using independent sources such as quoted prices for To-Be-Announced (“TBA”) securities.

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

The Company’s fair value estimation process for Non-Agency RMBS utilizes inputs other than quoted prices that are observed in the market.  The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy.

Interest Rate Swaps

The Company utilizes dealer quotes to determine the fair values of its interest rate swaps.  The Company compares the dealer quotations received to its own estimate of fair value to evaluate for reasonableness.  The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by the Company by incorporating such factors as the term to maturity, Treasury curve, LIBOR rates, and the payment rates on the fixed portion of the interest rate swaps.

During the fourth quarter of 2011, the Company changed its discount rate assumption used to determine the fair value of interest rate swaps from LIBOR to the overnight index swap rate in response to changes in market valuation practices for interest rate swaps that are collateralized.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2012 and December 31, 2011 is presented below.

March 31, 2012
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$822
Senior interest-only	-	-	200,941
Subordinated	-	-	635,627
Subordinated interest-only	-	-	22,405
RMBS transferred to consolidated VIEs	-	-	3,267,779
Agency mortgage-backed securities	-	2,949,803	-

Liabilities:
Interest rate swaps	-	43,655	-

December 31, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$1,020
Senior interest-only	-	-	188,679
Subordinated	-	-	606,895
Subordinated interest-only	-	-	22,019
RMBS transferred to consolidated VIEs	-	-	3,270,332
Agency mortgage-backed securities	-	3,144,531	-

Liabilities:
Interest rate swaps	-	44,467	-

In the aggregate, the Company’s estimate of the fair value of its RMBS investments was 0.97% lower than the aggregate dealer marks as of March 31, 2012 and 0.72% lower than the aggregated dealer marks as of December 31, 2011.  The table below provides a summary of the changes in the fair value of securities classified as Level 3.

Fair Value Reconciliation, Level 3
(dollars in thousands)
	For the Quarter Ended	For the Year Ended

	March 31, 2012	December 31, 2011
Non-Agency RMBS
Beginning balance Level 3 assets	$4,088,945	$5,529,109
Transfers in to Level 3 assets	-	-
Transfers out of Level 3 assets	-	-
Purchases	91,429	446,207
Principal payments	(135,164)	(695,277)
Sales	(79,059)	(631,642)
Accretion of purchase discounts	21,138	81,224
Gains (losses) included in net income
Other than temporary credit impairment losses	(48,364)	(357,105)
Realized gains (losses) on sales	16,010	445
Net unrealized gains (losses) on interest-only RMBS	18,246	(14,717)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	154,393	(269,299)
Ending balance Level 3 assets	$4,127,574	$4,088,945

There were no transfers to or from Level 3 during the quarter ended March 31, 2012 and the year ended December 31, 2011.

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS follows:

	Significant Inputs
	Weighted Average Discount Rate	Prepayment Speed (CPR)	Cumulative Default Rate	Loss Severity
			Range
Non-Agency RMBS
Senior	3.7%	1% - 10%	0% - 20%	50% - 75%
Senior interest-only	13.1%	1% - 20%	0% - 25%	50% - 85%
Subordinated	22.7%	1% - 20%	0% - 22%	50% - 85%
Subordinated interest-only	11.8%	3% - 10%	0% - 22%	50% - 77%
RMBS transferred to consolidated VIEs	8.3%	1% - 13%	0% - 35%	50% - 85%

All of the significant inputs listed have some degree of market observability, based on the Company’s knowledge of the market, information available to market participants, and use of common market data sources. Collateral default and loss severity projections are in the form of “curves” that are updated quarterly to reflect the Company’s collateral cash flow projections.  Methods used to develop these projections conform to industry conventions. The Company uses assumptions it considers its best estimate of future cash flows for each respective security.

The discount rates applied to the expected cash flows to determine fair value are derived from a range of observable prices on securities backed by similar collateral.  As the market becomes more or less liquid, the availability of these observable inputs will change.

The prepayment speed specifies the percentage of the collateral balance that is expected to pay off at each point in the future. The prepayment speed is based on factors such as collateral FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis and is scaled up or down to reflect recent collateral-specific prepayment experience as obtained from remittance reports and market data services.

Default vectors are determined from the current “pipeline” of loans that are more than 30 days delinquent, in foreclosure, bankruptcy, or are real estate owned (“REO”). These delinquent loans determine the first 30 months of the default curve. Beyond month 30, the default curve transitions to a value that is reflective of a portion of the current delinquency pipeline.

The curve generated to reflect the Company’s expected loss severity is based on collateral-specific experience with consideration given to other mitigating collateral characteristics. Characteristics such as seasoning are taken into consideration because severities tend to initially increase on newly originated securities, before beginning to decline as the collateral ages and eventually stabilize.  Collateral characteristics such as loan size, loan-to-value, and geographic location of collateral also effect loss severity.

Securitized Loans Held for Investment

The Company carries securitized loans held for investment at principal value, plus unamortized premiums, less unaccreted discounts and allowance for loan losses.  The Company estimates the fair value of its securitized loans held for investment by considering the loan characteristics, including the credit characteristics of the borrower, purpose of the loan, use of the collateral securing the loan,  and management’s expectations of general economic conditions in the sector and greater economy.

Repurchase Agreements

Repurchase agreements are collateralized financing transactions utilized by the Company to acquire investment securities.  Due to the short term nature of these financial instruments, the Company estimates and records the fair value of these repurchase agreements using the contractual obligation plus accrued interest payable at maturity.

Securitized Debt, Non-Agency RMBS Transferred to Consolidated VIEs and Securitized Debt, Loans Held for Investment

The Company records securitized debt for certificates or notes financed without recourse to the Company in securitization or re-securitization transactions treated as secured borrowings pursuant to ASC 860.  The Company carries securitized debt at the principal balance outstanding plus unamortized premiums, less unaccreted discounts recorded in connection with the financing of the loans or RMBS with third parties.  The premiums or discounts associated with the financing of the notes or certificates are amortized over the life of the instrument using the interest method.  The Company estimates the fair value of securitized debt by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding.  The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and other economic factors.

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments at March 31, 2012 and December 31, 2011.

		March 31, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Non-Agency RMBS	3	$4,127,574	$4,127,574	$4,088,945	$4,088,945
Agency RMBS	2	2,949,803	2,949,803	3,144,531	3,144,531
Securitized loans held for investment	3	983,587	993,782	256,632	237,977
Repurchase agreements	2	(2,502,870)	(2,506,838)	(2,672,989)	(2,677,402)
Securitized debt, non-Agency RMBS transferred to consolidated VIEs	3	(1,507,268)	(1,449,553)	(1,630,276)	(1,546,237)
Securitized debt, loans held for investment	3	(890,374)	(892,659)	(212,778)	(222,921)
Interest rate swaps	2	(43,655)	(43,655)	(44,467)	(44,467)

6.  Repurchase Agreements

The Company had outstanding $2.5 billion and $2.7 billion of repurchase agreements with weighted average borrowing rates of 0.37% and 0.35% and weighted average remaining maturities of 49 days and 48 days as of March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012 and December 31, 2011, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $2.6 billion and $2.8 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the quarters ended March 31, 2012 and December 31, 2011 were $2.6 billion and $3.4 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At March 31, 2012 and December 31, 2011, the repurchase agreements collateralized by Non-Agency RMBS had the following remaining maturities.

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Overnight	$-	$-
1-29 days	1,350,377	1,368,945
30 to 59 days	377,686	836,007
60 to 89 days	296,201	-
90 to 119 days	92,110	171,836
Greater than or equal to 120 days	386,496	296,201
Total	$2,502,870	$2,672,989

At March 31, 2012 and December 31, 2011, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

7.  Securitized Debt

All of the Company’s securitized debt is collateralized by residential mortgage loans or Non-Agency RMBS.  For financial reporting purposes, the Company’s securitized debt is accounted for as secured borrowings.  Thus, the residential mortgage loans or RMBS held as collateral are recorded in the assets of the Company as securitized loans held for investment or Non-Agency RMBS transferred to consolidated VIEs and the securitized debt is recorded as a non-recourse liability in the accompanying Consolidated Statements of Financial Condition.

At March 31, 2012 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $899.5 million.  The debt matures between the years 2023 and 2038.  At March 31, 2012 the debt carried a weighted average cost of financing equal to 3.89%.  At December 31, 2011, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $222.9 million.  At December 31, 2011, the debt carried a weighted average cost of financing equal to 5.48%.

At March 31, 2012 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.5 billion.  The debt matures between the years 2035 and 2047.  At March 31, 2012 the debt carried a weighted average cost of financing equal to 5.05%.  At December 31, 2011, the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.7 billion.  At December 31, 2011, the debt carried a weighted average cost of financing equal to 5.09%.

During the quarter ended March 31, 2011, the Company financed $306.6 million of AAA-rated fixed rate bonds related to previously executed re-securitization transactions by selling the bonds to third party investors for net proceeds of $311.0 million.  There were no additional financings of non-Agency RMBS during the quarter ended March 31, 2012.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at March 31, 2012 and December 31, 2011, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Within One Year	$563,445	$488,886
One to Three Years	712,367	598,921
Three to Five Years	398,825	276,965
Greater Than or Equal to Five Years	660,853	404,386
Total	$2,335,490	$1,769,158

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

Determining the primary beneficiary of a VIE requires significant judgment.  The Company determined that for the securitizations it consolidates, its ownership of substantially all subordinate interests provided the Company with the obligation to absorb losses and/or the right to receive benefits from the VIE that could be significant to the VIE.  In addition, the Company is considered to have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance (“power”) or the Company was determined to have power in connection with its involvement with the purpose and design of the VIE.  Two trusts formed prior to January 1, 2010 that were evaluated by the Company did not meet the requirements for consolidation due to the Company’s inability to control certain activities of the VIEs.

As of March 31, 2012, the Company’s consolidated statement of financial condition includes eight consolidated VIE’s with $4.3 billion of assets and $2.4 billion of liabilities.

The Company’s interest in the assets held by these securitization vehicles, which are consolidated on the Company’s statement of financial condition, is restricted by the structural provisions of these entities, and a recovery of the Company’s investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s statement of financial condition, are non-recourse to the Company, and can generally only be satisfied from each securitization vehicle’s respective asset pool.

The Company is not obligated to provide, nor has it provided, any financial support to these consolidated securitization vehicles.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The result of consolidation at March 31, 2012 is the inclusion of $3.3 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $983.6 million of securitized loans held for investment, the recognition of $1.5 billion of securitized debt associated with Non-Agency RMBS transferred to consolidated VIEs and $890.4 million of securitized debt associated with loans held for investment. In addition, the Company recognized $24.6 million and $9.4 million of accrued interest receivable and accrued interest payable, respectively, of the securitizations.

The trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders.  The assets held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity.  The Company’s risks associated with its involvement with these VIEs are limited to its risks and rights as a certificate holder of the bonds it has retained.  There have been no recent changes to the nature of risks associated with the Company’s involvement with VIEs.

The securitization entities are comprised of senior classes of RMBS and jumbo, prime, residential mortgage loans.  See Notes 3 and 4 for a discussion of the characteristics of the securities and loans in the Company’s portfolio.

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to the consolidated VIEs as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$3,267,779	$3,270,332
Securitized loans	983,587	256,632
Accrued interest receivable	24,585	26,616
Liabilities
Securitized debt, non-Agency RMBS transferred to consolidated VIEs	$1,507,268	$1,630,276
Securitized debt, loans held for investment	890,374	212,778
Accrued interest payable	9,394	8,130

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.

	For the Quarter Ended
	March 31, 2012	March 31, 2011
	(dollars in thousands)
Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	$98,349	$113,957
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	(34,049)	(32,525)
Net interest income	$64,300	$81,432

Total other-than-temporary impairment losses	(26,046)	(60,192)
Non-credit portion of loss recognized in (reclassed from) other comprehensive income (loss)	(2,391)	32,603
Net other-than-temporary credit impairment losses	$(28,437)	$(27,589)

The amounts recorded on the consolidated statements of cash flows related to consolidated VIEs is presented in the table below for the periods presented.

	For the Quarter Ended
	March 31, 2012	March 31, 2011
	(dollars in thousands)
Amortization of deferred financing costs	3,221	456
Amortization of debt issue costs of securitized debt	8,103	3,352
Payment of deferred financing costs	(4,369)	-
Principal payments	132,630	194,385
Proceeds from securitized debt borrowings, loans held for investment	696,113	-
Payments on securitized debt borrowings, loans held for investment	(19,730)	(23,861)
Proceeds from securitized debt borrowings, RMBS transferred to consolidated VIEs	-	311,012
Payments on securitized debt borrowings, RMBS transferred to consolidated VIEs	(129,889)	(178,084)
Decrease (increase) in accrued interest receivable	(2,031)	173
Increase (decrease) in accrued interest payable	1,264	474
Net cash provided by/(used in) consolidated VIEs	$685,312	$307,907

VIEs for Which the Company is Not the Primary Beneficiary

The Company has interests in the following VIEs in addition to the RMBS described in Note 3.

The Company’s involvement with VIEs for which it is not considered the primary beneficiary generally is in the form of owning securities issued by the trusts, similar to its investments in other RMBS that do not provide the Company with a controlling financial interest.  The Company’s maximum exposure to loss does not include other-than-temporary impairments or other write-downs that the Company previously recognized through earnings.

The table below represents the carrying amounts and classification of assets recorded on the Company’s consolidated financial statements related to its variable interests in non-consolidated VIEs, as well as its maximum exposure to loss as a result of its involvement with these VIEs, which is represented by the fair value of the Company’s investments in the trusts.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$147	$114	$168	$127
Senior interest-only	-	319	128	266
Subordinated	3,677	3,748	4,651	4,858
Agency RMBS	1,864	1,738	1,890	2,273
Total	$5,688	$5,919	$6,837	$7,524

9.  Interest Rate Swaps

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps.  The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest (“pay rate”) in exchange for the right to receive a floating rate of interest (“receive rate”) over a specified period of time.  These derivative financial instrument contracts are not designated as hedges under ASC 815, Derivatives and Hedging.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps.  The Company periodically monitors the credit of its counterparties to determine if it is exposed to counterparty credit risk. See Footnote 13 for further discussion.

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011.

	Location on Consolidated Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value	Value of Agency RMBS Pledged as Collateral
	(dollars in thousands)

March 31, 2012	Liabilities	$1,355,000	$(43,655)	$48,646
December 31, 2011	Liabilities	$950,000	$(44,467)	$46,647

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income
	Net Unrealized Gains (Losses) on Interest Rate Swaps	Net Realized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended:
March 31, 2012	$812	$(4,398)
March 31, 2011	$9,831	$(2,847)

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2012 was 1.87% and the weighted average receive rate was 0.24%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2011 was 2.08% and the weighted average receive rate was 0.29%.

The following table summarizes the notional amounts and unrealized gains (losses) of interest rate swap contracts on a gross basis, amounts offset in accordance with netting arrangements and net amounts as presented in the Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)
Gross Amounts	$255,000	$844	$1,100,000	$44,499
Amounts Offset	(255,000)	(844)	255,000	(844)
Netted Amounts	$-	$-	$1,355,000	$43,655

	December 31, 2011
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)
Gross Amounts	$-	$-	$950,000	$44,467
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$950,000	$44,467

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2012 is approximately $44.0 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the quarter ended March 31, 2012 or 2011.  As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of its common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of the Company’s common stock as well as to make optional cash payments to purchase shares of its common stock. Persons who are not already stockholders may also purchase the Company’s common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, Computershare. The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC.  During the quarter ending March 31, 2012 the Company raised $117 thousand by issuing 39,000 shares through the DRSPP.   During the quarter ended March 31, 2011 the Company raised $311 thousand by issuing 74,000 shares through the DRSPP. As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares under the DRSPP until filings with the SEC have been timely made for a full year.

During the quarter ended March 31, 2012 the Company declared dividends to common shareholders totaling $112.9 million, or $0.11 per share.  During the quarter ended March 31, 2011, the Company declared dividends to common shareholders totaling $143.7 million, or $0.14 per share.

There was no preferred stock issued or outstanding as of March 31, 2012 and December 31, 2011.

Earnings per share for the quarters ended March 31, 2012 and 2011, respectively, is computed as follows:

	For the Quarter Ended

	March 31, 2012	March 31, 2011
	(dollars in thousands)
Numerator:
Net income	$80,233	$100,638
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$80,233	$100,638

Denominator:
Weighted Average Basic Shares	1,026,762,092	1,026,209,153
Effect of dilutive securities	727,494	853,902
Weighted Average Dilutive Shares	1,027,489,586	1,027,063,055

Net income per average share attributable to common stockholders - Basic	$0.08	$0.10
Net income per average share attributable to common stockholders - Diluted	$0.08	$0.10

11.  Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors and employees of FIDAC and its affiliates, to reward their efforts , to attract, reward and retain personnel and other service providers, and to align their interest with the common share investors.  The incentive plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards.  The specific award granted to an individual is based upon, in part, the individual’s position within FIDAC, the individual’s position within the Company, his or her contribution to the Company’s performance, market practices, as well as the recommendations of FIDAC.  The incentive plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of the Company’s common stock up to a ceiling of 40,000,000 shares.

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of March 31, 2012, 574,000 shares have vested and 45,000 shares were forfeited.  As of March 31, 2012 there was $12.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date. That cost is expected to be recognized over a weighted-average period of 5.8 years. The total fair value of shares vested, less those forfeited, during the quarters ended March 31, 2012 and 2011 was $81 thousand and $128 thousand, respectively, based on the closing price of the stock on the vesting date.  For the quarters ended March 31, 2012 and 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $82 thousand and $131 thousand, respectively.

The Company’s independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company.  Equity based awards granted to the independent director’s vest during the year of service.  For the quarters ended March 31, 2012 and 2011, the company recognized $75 thousand and $68 thousand, respectively, of stock based compensation to independent directors.

The following table presents information with respect to the Company’s restricted stock awards during the quarters ended March 31, 2012 and March 31, 2011:

	For the Quarter Ended
	March 31, 2012		March 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	758,400	17.72	884,800	17.72
Granted	-	-	-	-
Vested	(31,421)	17.72	(31,038)	17.72
Forfeited	(179)	17.72	(562)	17.72
Unvested shares outstanding - end of period	726,800	17.72	853,200	17.72

12.  Income Taxes

As long as the Company qualifies as a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it complies on a continuing basis, through actual investment and operating results, with the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status.  During the quarters ended March 31, 2012 and 2011 the Company recorded income tax expense of $2 thousand and $698 thousand, respectively.

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

13.  Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk.  The Company is subject to interest rate risk in connection with its investments in Agency and Non-Agency RMBS, residential mortgage loans, and borrowings under repurchase agreements.  When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company attempts to minimize credit risk through due diligence and asset selection by purchasing loans underwritten to agreed-upon specifications of selected originators.  The Company has established a whole loan target market including prime borrowers with FICO scores generally greater than 650, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan-to-value ratios.  These factors are considered to be important indicators of credit risk.

By using derivative hedging instruments and repurchase agreements, the Company is exposed to counterparty credit risk if counterparties to the contracts do not perform as expected. If a counterparty fails to perform on a derivative hedging instrument, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its balance sheet to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty. The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged). If the counterparty fails to perform on a repurchase agreement, the Company is exposed to a loss to the extent that the fair value of collateral pledged exceeds the liability to the counterparty.  The Company attempts to minimize counterparty credit risk by evaluating and monitoring the counterparty’s credit, executing master netting arrangements and obtaining collateral, where appropriate.

14.  Management Agreement and Related Party Transactions

The Company entered into a management agreement with FIDAC, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights. The Compensation Committee of the Board of Directors renewed the management agreement through December 31, 2013.  In 2011 and 2010, the Company paid FIDAC a quarterly management fee equal to 1.50% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.

The independent members of the Board of Directors have agreed with FIDAC to reduce the management fee payable to FIDAC to 0.75% from 1.50% per annum. The reduction is effective as of November 28, 2012, and will remain in effect until the Company is current on all of its filings required under applicable securities laws.

Management fees accrued and paid to FIDAC for the quarters ended March 31, 2012 and 2011 were $12.9 million and $12.8 million, respectively.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarters ended March 31, 2012 and 2011, the Company reimbursed FIDAC approximately $115 thousand and $146 thousand, respectively, for such expenses.

FIDAC has agreed to pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.

In the amendment to the management agreement dated March 8, 2013, FIDAC agreed to remove the criteria by which the Independent Directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement such that such termination may now occur in their sole discretion and for any or no reason.

In the amendment to the management agreement dated March 8, 2013, FIDAC also agreed that the Company may terminate the management agreement pursuant to its terms without the payment of any termination fee.

The amendment to the management agreement also changes the definition of what events constitute “cause” for which the Company may terminate the management agreement and the notice period required for any such termination to provide the Company the right to terminate the management agreement effective immediately if (i) FIDAC engages in any act of fraud, misappropriation of funds, or embezzlement against the Company, (ii) there is an event of any gross negligence on the part of FIDAC in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to FIDAC’s bankruptcy or insolvency, (iv) there is a dissolution of FIDAC, or (v) FIDAC is convicted of (including a plea of nolo contendere) a felony.

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the quarter ended March 31, 2012, fees paid to RCap were $44 thousand.  There were no fees paid to RCap during the quarter ended March 31, 2011.

During the quarters ended March 31, 2012 and 2011, 31,600 shares of restricted stock issued by the Company to FIDAC’s employees vested.

15.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure under ASC 450, Contingencies, as of March 31, 2012 and December 31, 2011.

16.  Subsequent Events

The independent members of the Board of Directors have agreed with FIDAC to reduce the management fee payable to FIDAC effective November 28, 2012.   In addition to the fee reduction, in an amendment to the management agreement was entered into in March 2013.  See Note 14 for a detailed description of the amendments to the management agreement.

The Board of Directors of the Company declared common stock cash dividends of $0.09 per common share for the second quarter 2012, $0.09 per common share for the third quarter 2012, $0.09 per common share for the fourth quarter 2012 and $0.09 per common share for the first quarter of 2013. The Board of Directors determined that there will be a regular quarterly dividend of $0.09 per share for each of the remaining quarters of 2013.  For the four quarters of 2012, the Company has paid cash dividends totaling $0.38 per common share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s (“we” or “our”) financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this quarterly report on Form 10-Q.

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

●
our ability to maintain existing financing arrangements, obtain future financing arrangements and the terms of such arrangements, particularly in light of the Restatement and other matters discussed in this Form 10-Q;

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

Restatement

The Company restated its previously issued (i) consolidated statement of financial condition included in its Annual Report on Form 10-K as of December 31, 2010 and (ii) consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity (deficit), and consolidated statements of cash flows for the years ended December 31, 2010 and 2009, including the cumulative effect of the restatement on retained earnings (accumulated deficit) as of the earliest period presented (the “Restatement”) as part of its Form 10-K for the year ended December 31, 2011.  The Restatement also impacted each of the quarters for the periods beginning with the Company’s inception in November 2007 through the quarter ended September 30, 2011.   The historical interim periods included in this Form 10-Q have been restated to reflect the Restatement.

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

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation.  We intend to achieve this objective by investing in a diversified investment portfolio of RMBS, residential mortgage loans, real estate-related securities and various other asset classes, subject to maintaining our REIT status and exemption from registration under the 1940 Act.  The RMBS, ABS, CMBS, and CDOs we purchase may include investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

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

Over time, we will modify our investment allocation strategy as market conditions change to seek to maximize the returns from our investment portfolio.  We believe this strategy, combined with our Manager’s experience, will enable us to pay dividends and achieve capital appreciation through various changing interest rate and credit cycles and provide attractive long-term returns to investors.

Our targeted asset classes and the principal investments we have made and in which we may in the future invest are:

Asset Class	Principal Investments
RMBS	●	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.
	●	Interest-only RMBS.
	●	Agency RMBS.

Residential Mortgage Loans	●	Prime mortgage loans, which are mortgage loans that conform to the underwriting guidelines of Fannie Mae and Freddie Mac, which we refer to as Agency Guidelines; and jumbo prime mortgage loans, which are mortgage loans that conform to the Agency Guidelines except as to loan size.

	●	Alt-A mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than the documentation standards applied by certain other first lien mortgage loan purchase programs, such as the Agency Guidelines, but have one or more compensating factors such as a borrower with a strong credit or mortgage history or significant assets.

	●	FHA/VA insured loans, which are mortgage loans that comply to the underwriting guidelines of the Federal Housing Administration (FHA) or Department of Veteran Affairs (VA) and which are guaranteed by the FHA or VA, respectively.

	●	Mortgage servicing rights associated with residential mortgage loans, which reflect the value of the future stream of expected cash flows from the contractual rights to service a given pool of residential mortgage loans.

Commercial Mortgage Loans	●	First or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units; and mixed residential or other commercial properties; retail properties; office properties; or industrial properties, which may or may not conform to the Agency Guidelines.

Other Asset-Backed Securities	●	CMBS.

	●	Debt and equity tranches of CDOs.

	●	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at March 31, 2012 was weighted toward Non-Agency RMBS.   At March 31, 2012, based on the outstanding principal balance of our interest earning assets, approximately 73.9% of our investment portfolio was Non-Agency RMBS, 19.3% of our investment portfolio was Agency RMBS, and 6.8% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2011, based on the outstanding principal balance of our interest earning assets, approximately 75.4% of our investment portfolio was Non-Agency RMBS, 21.1% of our investment portfolio was Agency RMBS, and 3.5% of our investment portfolio was securitized residential mortgage loans. We expect that over the near term, our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

Following our initial public offering we initially engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and purchased and securitized such residential mortgage loans.  In the past we have also acquired formerly AAA-rated Non-Agency RMBS and immediately re-securitized those securities.  We sold the resulting AAA-rated super senior RMBS and retained the rated or unrated mezzanine RMBS.  More recently we have engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans, we and the originator or another entity, such as an investment bank, structured the securitization and we purchased the resulting mezzanine and subordinate Non-Agency RMBS.

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

We use leverage to seek to increase our potential returns and to fund the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We expect to finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities, securitizations, commercial paper and term financing CDOs.  We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, to reduce the effect of interest rate fluctuations related to our financing sources.

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

Looking forward, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments.  We may change our investment strategy and policies without a vote of our stockholders.

Trends

We expect the results of our operations to be affected by various factors, many of which are beyond our control.  Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our assets, and the supply of and demand for such assets.  Economic trends, both macro as well as those directly affecting the residential housing market, and the supply and demand of RMBS may effect our operations and financial results.  We also evaluate market information regarding current residential mortgage loan underwriting criteria and loan defaults to manage our portfolio of assets, leverage, and debt.

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

Prepayment Speeds.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, vary according to interest rates, the type of investment, conditions in financial markets, and other factors, none of which can be predicted with any certainty.  In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans, and as a result, prepayment speeds tend to decrease.  When interest rates fall, prepayment speeds tend to increase. For mortgage loan and RMBS investments purchased at a premium, as prepayment speeds increase, the amount of income we earn decreases as the purchase premium on the bonds amortizes faster than expected.  Conversely, decreases in prepayment speeds result in increased income and can extend the period over which we amortize the purchase premium.

For mortgage loan and RMBS investments purchased at a discount, as prepayment speeds increase, the amount of income we earn increases from the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in decreased income as the accretion of the purchase discount into interest income occurs over a longer period.  Recently, the correlation between falling interest rates and increasing prepayment speeds has not followed normal trends for certain asset classes.  Due to continuing economic hardship, some borrowers have been unable to refinance their loans to lower interest rates as underwriting standards are more stringent and credit conditions remain restrictive.

Rising Interest Rate Environment.  As indicated above, as interest rates rise, prepayment speeds generally decrease.  Rising interest rates, however, increase our financing costs which may result in a net negative impact on our net interest income.  In addition, if we acquire Agency and Non-Agency RMBS collateralized by monthly reset adjustable-rate mortgages, or ARMs, and three- and five-year hybrid ARMs, such interest rate increases could result in decreases in our net investment income, as the increase in our adjustable rate assets may increase slower than our adjustable rate financing.  We expect that our fixed-rate assets would decline in value in a rising interest rate environment and that our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent such assets are financed with floating rate debt.

Credit Risk.  One of our strategic focuses is on acquiring distressed Non-Agency RMBS that have been downgraded because of defaults in the mortgages collateralizing such RMBS.  When we acquire such RMBS we attempt to purchase it at a price such that its loss-adjusted return profile is in line with our targeted yields.  We retain the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio as well as all of the subordinate Non-Agency RMBS.  We attempt to mitigate credit risk in the asset selection process.  Prior to the purchase of investments, we conduct a credit-risk based analysis of the collateral securing our investment that includes examining borrower characteristics, geographic concentrations, current and projected delinquencies, current and projected severities, and actual and expected prepayment speeds among other characteristics to estimate expected losses. We also acquire assets which we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low.

Size of Investment Portfolio.  The size of our investment portfolio, as measured by the aggregate unpaid principal balance of our mortgage loans and aggregate principal balance of our mortgage related securities and the other assets we own, is also a key revenue driver.  Generally, as the size of our investment portfolio grows, the amount of interest income we receive increases.  The larger investment portfolio, however, may result in increased expenses if we incur additional interest expense to finance the purchase of our assets.

Financial Condition

Estimated Economic Book Value

This Management Discussion and Analysis section contains analysis and discussion of financial information that utilizes or presents ratios based on GAAP book value.  The table and discussion below present our estimated economic book value.  We calculate and disclose this non-GAAP measurement because we believe it represents an estimate of the fair value of the assets the Company owns or is able to dispose of, pledge, or otherwise monetize.

GAAP requires us to consolidate certain securitizations and re-securitization transactions where we have determined that we are the primary beneficiary.  In these transactions, we transferred assets to the trusts, which issued tranches of senior and subordinate notes or certificates.  We sold the senior tranches and therefore have no continuing involvement in these trusts other than being a holder of notes or certificates issued by the trusts, with the same rights as other holders of the notes or certificates, except as it relates to CSMC 2012-CIM1. As it relates solely to CSMC 2012-CIM1, the Company has the ability to approve loan modifications and determine the course of action to be taken as it relates to loans in technical default, including whether or not to proceed with foreclosure.  The notes and certificates we own that were issued by the trusts are largely subordinated interests in those trusts.  The trusts have no recourse to our assets other than pursuant to a breach by us of the transaction documents related to the transfer of the assets by us to the trusts, but are presented as if we own 100% of the trust.

For re-securitized RMBS transactions, we present the re-securitized assets related to the consolidated trusts in our consolidated statements of financial position as Non-Agency RMBS transferred to consolidated VIEs and securitized loans held for investment and the liabilities as Securitized debt, Non-Agency RMBS transferred to consolidated VIEs and securitized loans held for investment.  We have presented the underlying securities we transferred to the trusts for the calculation of GAAP book value at fair value and recorded the corresponding liability for the notes or certificates sold to third parties at amortized cost.  Fair value adjustments that are not credit related are recorded in Other Comprehensive Income. Credit related impairments are deemed other-than-temporary and are recorded in earnings.

For securitized loans held for investment, we present the securitized assets related to consolidated trusts in our consolidated statements of financial position as Securitized loans held for investment, net of allowance for loan losses and liabilities as Securitized debt, loans held for investment. We have presented the underlying loans we transferred to the trusts, net of an allowance for loan losses, and corresponding liability for the notes or certificates sold to third parties at amortized cost, for GAAP book value.

Because we are unable to dispose of, monetize or pledge the underlying securities we transferred into the trusts as we do not own those securities, we also present our estimated economic book value.  We believe this measure represents the estimated value of the securities issued by these trusts that we own.  In contrast to GAAP book value, our estimated economic book value considers only the assets we own or are able to dispose of, pledge, or otherwise monetize.  To determine our estimated economic book value, we consider only the fair value of the notes or certificates issued by the securitization and re-securitization trusts that we actually own.  Accordingly, our estimated economic book value does not include assets or liabilities for which we have no direct ownership, specifically the notes or certificates of the securitization and re-securitization trusts that were sold to third parties.   We believe this estimate represents the value of the assets that we own and are able to dispose of, pledge, or otherwise monetize as of the measurement date.

At March 31, 2012 the difference between GAAP book value and estimated economic book value was determined to be $275.0 million.  At December 31, 2011 the difference between GAAP book value and estimated economic book value was determined to be $159.2 million.  This difference is primarily driven by the nature of the assets we have retained in these re-securitization transactions as compared to the nature of underlying loans and securities in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the re-securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the underlying securities owned by the trusts.  The tables below present the adjustments to GAAP book value necessary to reflect our calculation of estimated economic book value as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands, except per share data)
Assets:
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$822	$-	$822
Senior interest-only	200,941	-	200,941
Subordinated	635,627	-	635,627
Subordinated interest-only	22,405	-	22,405
RMBS transferred to consolidated VIEs	3,267,779	(1,771,434)	1,496,345
Agency Mortgage-Backed Securities, at fair value	2,949,803	-	2,949,803
Securitized loans held for investment, net of allowance for loan losses	983,587	(901,250)	82,337
Other assets	193,598	-	193,598
Total assets	$8,254,562	$(2,672,684)	$5,581,878

Liabilities:
Repurchase agreements, Agency RMBS	2,502,870	-	2,502,870
Securitized debt, Non-Agency RMBS transferred to consolidated VIEs	1,507,268	(1,507,268)	-
Securitized debt, loans held for investment	890,374	(890,374)	-
Other liabilities	183,458	-	183,458
Total liabilities	5,083,970	(2,397,642)	2,686,328

Total stockholders' equity	3,170,592	(275,042)	2,895,550
Total liabilities and stockholders' equity	$8,254,562	$(2,672,684)	$5,581,878

Book Value Per Share	$3.09	$(0.27)	$2.82

	December 31, 2011
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands, except per share data)
Assets:
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$1,020	$-	$1,020
Senior interest-only	188,679	-	188,679
Subordinated	606,895	-	606,895
Subordinated interest-only	22,019	-	22,019
RMBS transferred to consolidated VIEs	3,270,332	(1,789,514)	1,480,818
Agency Mortgage-Backed Securities, at fair value	3,144,531	-	3,144,531
Securitized loans held for investment, net of allowance for loan losses	256,632	-	256,632
Other assets	257,027	-	257,027
Total assets	$7,747,135	$(1,789,514)	$5,957,621

Liabilities:
Repurchase agreements, Agency RMBS	2,672,989	-	2,672,989
Securitized debt, Non-Agency RMBS transferred to consolidated VIEs	1,630,276	(1,630,276)	-
Securitized debt, loans held for investment	212,778	-	212,778
Other liabilities	183,473	-	183,473
Total liabilities	4,699,516	(1,630,276)	3,069,240

Total stockholders' equity	3,047,619	(159,238)	2,888,381
Total liabilities and stockholders' equity	$7,747,135	$(1,789,514)	$5,957,621

Book Value Per Share	$2.97	$(0.15)	$2.81

Our estimate of economic book value has important limitations.  Our estimate of fair value is as of a point in time and subject to significant judgment.  Should we sell the assets in our portfolio, we may realize materially different proceeds from the sale than we have estimated as of the reporting date.

The calculation of estimated economic book value described above is used by management to understand the fair value of the assets we own and the liabilities for which we are legally obligated, and is presented for informational use only.  The estimated economic book value should not be viewed in isolation and is not a substitute for book value computed in accordance with GAAP.

Portfolio Review

During the quarter ended March 31, 2012, on an aggregate basis, we purchased $91.4 million, sold $79.1 million, and received $316.2 million in principal payments related to our Agency and Non-Agency RMBS portfolio.  We purchased $753.7 million of securitized loans and received $21.1 million in paydowns.

The following table summarizes certain characteristics of our portfolio at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011

Interest earning assets at period-end *	$8,060,964	$7,490,108
Interest bearing liabilities at period-end	$4,900,512	$4,516,043
Leverage at period-end	1.5:1	1.5:1
Leverage at period-end (recourse)	0.8:1	0.9:1
Portfolio Composition, at principal (notional) value
Non-Agency RMBS	73.9%	75.4%
Senior	0.0%	0.0%
Senior, interest only	27.3%	26.1%
Subordinated	9.3%	9.7%
Subordinated, interest only	1.9%	1.9%
RMBS transferred to consolidated variable interest entities	35.4%	37.7%
Agency RMBS	19.3%	21.1%
Securitized loans	6.8%	3.5%
Fixed-rate percentage of portfolio	76.0%	74.9%
Adjustable-rate percentage of portfolio	24.0%	25.1%

* Excludes cash and cash equivalents.

The following table presents details of each asset class in our portfolio at March 31, 2012 and December 31, 2011.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$912	$93.58	$90.21	0.97%	3.17%	23.40%	19.65%	25.87%	75.02%	73.40%	$-
Senior, interest only	$3,990,375	$4.90	$5.04	1.92%	12.51%	14.93%	16.39%	20.94%	50.92%	0.00%	$-
Subordinated	$1,362,600	$48.03	$46.65	3.28%	10.21%	17.82%	17.92%	19.22%	50.82%	19.77%	$7,558
Subordinated, interest only	$277,150	$7.34	$8.08	2.81%	5.13%	14.66%	15.08%	23.74%	45.53%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$5,187,368	$54.38	$64.29	5.24%	14.87%	14.25%	14.40%	31.82%	58.24%	3.47%	$49,814
Agency Mortgage-Backed Securities	$2,832,413	$103.08	$107.03	4.66%	3.96%	19.91%	14.75%	NA	NA	100.00%	$-
Securitized loans	$988,708	$100.92	$100.51	5.05%	4.27%	26.66%	24.45%	5.43%	30.67%	17.07%	$293

(1) Bond Equivalent Yield at period end.

	December 31, 2011
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,115	$95.13	$91.55	1.02%	2.95%	20.23%	14.55%	30.99%	68.49%	75.11%	$-
Senior, interest only	$3,734,452	$5.34	$5.05	1.96%	13.28%	15.80%	17.02%	19.77%	49.98%	0.00%	$-
Subordinated	$1,378,891	$47.44	$44.01	3.44%	9.57%	16.48%	17.56%	19.48%	50.07%	19.03%	$19,964
Subordinated, interest only	$277,560	$7.89	$7.93	2.94%	9.93%	13.31%	15.07%	24.30%	45.80%	0.00%	$-
RMBS transferred to consolidated
variable interest entities	$5,265,128	$55.14	$62.11	5.32%	14.56%	12.40%	14.70%	32.26%	57.61%	4.15%	$161,263
Agency Mortgage-Backed Securities	$2,937,041	$103.07	$107.06	4.66%	3.83%	28.49%	24.59%	NA	NA	100.00%	$-
Securitized loans	$268,122	$100.92	$83.14	3.05%	4.77%	24.91%	23.51%	6.17%	39.86%	8.86%	$1,323

(1) Bond Equivalent Yield at period end.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.).

Based on the projected cash flows for our Non-Agency RMBS that are not of high credit quality, a portion of the original purchase discount is designated as Accretable Discount, which reflects the purchase discount expected to be accreted into interest income, and a portion is designated as Non-Accretable Difference, which represents the contractual principal on the security that is not expected to be collected. The amount designated as Non-Accretable Difference may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security is more favorable than previously estimated, a portion of the amount designated as Non-Accretable Difference may be accreted into interest income over time. Conversely, if the performance of a security is less favorable than previously estimated, the amounts designated as Non-Accretable Difference may increase, resulting in an other-than-temporary impairment loss.

The following table presents changes to Accretable Discount and Non-Accretable Difference as it pertains to our entire Non-Agency RMBS portfolio for assets with purchase discounts for the quarters ended March 31, 2012 and 2011.

	For the Quarter Ended
	March 31, 2012		March 31, 2011
	(dollars in thousands)
	Accretable Discount	Non-Accretable Difference	Accretable Discount	Non-Accretable Difference
Balance at beginning of period	$1,176,019	$1,931,930	$1,098,061	$1,879,475
Accretion of discount	(36,330)	-	(28,358)	-
Principal Writedowns	-	(57,372)	-	(41,387)
Purchases	29,562	16,063	8,967	64,365
Sales	33,939	(104,945)	7,191	(104,342)
Net other-than-temporary credit impairment losses	-	48,364	-	33,183
Transfers from credit reserve	35,946	(35,946)	33,268	(33,268)
Transfers to credit reserve	(26,862)	26,862	(60,737)	60,737
Balance at end of period	$1,212,274	$1,824,956	$1,058,392	$1,858,763

Exposure to European Financial Counterparties

A significant portion of our Agency RMBS is financed with repurchase agreements.  We secure our borrowings under these agreements by pledging our Agency RMBS as collateral to the lender. The collateral we pledge exceeds the amount of the borrowings under each agreement, typically with the extent of over-collateralization being at least 3% of the amount borrowed.  If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged assets, we are at risk of losing the over-collateralized amount.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

We also use interest rate swaps to manage our interest rate risks.  Under these swap agreements, we pledge Agency RMBS as collateral as part of a margin arrangement for interest rate swaps that are in an unrealized loss position.  If a counterparty were to default on its obligation, we would be exposed to a loss to a swap counterparty to the extent that the amount of our Agency RMBS pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 6 financial institution counterparties as of March 31, 2012 that are either domiciled in Europe or are a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at March 31, 2012:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$232,690	$-	$11,755	0.14%
Germany	1	312,109	(14,783)	20,098	0.24%
Netherlands	1	296,638	-	14,582	0.18%
Switzerland	2	476,079	(28,871)	26,641	0.32%
United Kingdom	1	221,095	-	7,936	0.10%
Total	6	$1,538,611	$(43,654)	$81,012	0.98%

(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At March 31, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Results of Operations for the Quarters Ended March 31, 2012 and 2011

All prior results of operations presented below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Quarters ended March 31, 2012 and 2011” have been revised to reflect the effects of the Restatement.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this report, interest expense includes net interest payments on interest rate swaps, which is presented as Realized gains (losses) on interest rate swaps in our Consolidated Statements of Operations and Comprehensive Income.  Interest rate swaps are used to hedge the increase in interest paid on repurchase agreements in a rising rate environment.  Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments.  This presentation depicts the economic value of our investment strategy, by showing actual interest expense and net interest income.  Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense.  Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Net Interest Income	Less: Realized Net Losses on Interest Rate Swaps	Economic Net Interest Income (1)	GAAP Interest Expense	Add: Realized Net Losses on Interest Rate Swaps	Economic Interest Expense
For the Quarter Ended March 31, 2012	$113,293	$4,398	$108,892	$36,375	$4,398	$40,773
For the Year Ended December 31, 2011	$570,166	$15,929	$554,223	$134,858	$15,929	$150,787
For the Quarter Ended December 31, 2011	$136,845	$4,285	$132,559	$30,696	$4,285	$34,981
For the Quarter Ended September 30, 2011	$152,789	$4,500	$148,289	$32,792	$4,500	$37,292
For the Quarter Ended June 30, 2011	$144,066	$4,297	$139,767	$35,793	$4,297	$40,090
For the Quarter Ended March 31, 2011	$136,466	$2,847	$133,608	$35,577	$2,847	$38,424

(1) Excludes cash and cash equivalents.

Net Income (Loss) Summary

Our net income for the quarter ended March 31, 2012 was $80.2 million and earnings per basic share was $0.08. Our net income was generated primarily by interest income on our portfolio.  Our net income for the quarter ended March 31, 2011 was $100.6 million and earnings per basic and diluted share was $0.10. Net income decreased by $20.4 million for the quarter ended March 31, 2012 as compared to March 31, 2011.  The decrease in our economic net income and our net income per share for the quarter ended March 31, 2012 as compared to March 31, 2011 is attributable to a decrease in net interest income on our investments and an increase in OTTI recognized in earnings on our Non-Agency RMBS.  These declines were partially offset by an increase in realized gains on sales of investments.

During the quarter ended March 31, 2012, the Company recognized approximately $48.4 million of net other-than-temporary credit impairment losses in earnings related to Non-Agency RMBS with fair values below amortized cost. During the quarter ended March 31, 2011, we recognized impairment losses of $33.2 million through earnings related to Non-Agency RMBS. The increase in OTTI is attributable to adverse changes in cash flows expected to be collected.  The adverse change in cash flows is mainly attributable to increases in principal write downs, continued deterioration in the credit quality of on our Non-Agency RMBS, and slowing prepayment speeds, which result in a decrease in the present value of cash flows expected to be collected.

Other-than-temporary impairment charges, which were recognized on Non-Agency RMBS, reflect changes in our estimate of the extent and timing of cash flows expected to be collected that reflect consideration of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security. At March 31, 2012, we had a gross unrealized loss of $290 thousand related to Agency RMBS and a gross unrealized loss of $90.5 million related to Non-Agency RMBS.  Impairments on Agency RMBS in an unrealized loss position at March 31, 2012 are considered temporary and not credit related. Unrealized losses on Non-Agency RMBS for which no OTTI was recorded during the quarter are considered temporary based on an estimate of the cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. Significant judgment is used in estimating both the Company’s cash flows expected to be collected for its Non-Agency RMBS and the credit component of OTTI. Refer to “Critical Accounting Policies and Estimates” for more information regarding the recognition of OTTI.

The table below presents the net income (loss) summary for the quarters ended March 31, 2012 and 2011.

Net Income (Loss)
(dollars in thousands)

	March 31, 2012	March 31, 2011
Net Interest Income:
Interest income	$51,319	$58,086
Interest expense	(2,326)	(3,052)

Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	98,349	113,957
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	(34,049)	(32,525)
Net interest income (expense)	113,293	136,466
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(56,961)	(70,217)
Non-credit portion of loss recognized in other comprehensive income (loss)	8,597	37,034
Net other-than-temporary credit impairment losses	(48,364)	(33,183)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	812	9,831
Realized gains (losses) on interest rate swaps	(4,398)	(2,847)
Gains (losses) on interest rate swaps	(3,586)	6,984
Net unrealized gains (losses) on interest-only RMBS	17,947	4,106
Realized gains (losses) on sales of investments, net	16,010	2,642
Total other gains (losses)	30,371	13,732
Net investment income (loss)	95,300	117,015
Other expenses:
Management fee to affiliate	12,909	12,750
Provision for loan losses	167	1,442
General and administrative expenses	1,989	1,487
Total other expenses	15,065	15,679
Income (loss) before income taxes	80,235	101,336
Income taxes	2	698
Net income (loss)	$80,233	$100,638

Interest Income and Average Earning Asset Yield

We had average interest earning assets of $9.7 billion and $11.2 billion for the quarters ended March 31, 2012 and 2011, respectively.  Our primary source of income is interest income earned on our assets.  Our interest income was $149.7 million and $172.0 million for the quarters ended March 31, 2012 and 2011, respectively.  The yield on our portfolio was 6.19% and 6.12% for the quarters ended March 31, 2012 and 2011, respectively.  For the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, interest income decreased by $22.3 million due primarily to a decrease in average interest earning assets of $1.6 billion.

Economic Interest Expense and the Cost of Funds

We had average borrowed funds of $4.4 billion and $5.7 billion and total economic interest expense of $40.8 million and $38.4 million for the quarters ended March 31, 2012 and 2011, respectively.  Our average cost of funds was 2.93% and 2.70% for the quarters ended March 31, 2012 and 2011, respectively.  The economic average cost of funds increased by 23 basis points and the average borrowed funds decreased by $1.3 billion during the quarter ended March 31, 2012, when compared to the quarter ended March 31, 2011. We attribute the increase in the annualized cost of funds to the change in the composition of the financed portfolio.

The borrowing rate at which we are able to finance our assets using repurchase agreements is typically correlated to LIBOR and the term of the financing.  The table below shows our average borrowed funds, economic interest expense, average cost of funds (inclusive of realized losses on interest rate swaps), average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR.

Average Cost of Funds
	Average Borrowed Funds	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For the quarter ended March 31, 2012	$4,358,333	$40,773	3.74%	0.26%	0.76%	(0.50%)	3.48%	2.98%
For the year ended December 31, 2011	$5,989,117	$150,787	2.52%	0.23%	0.51%	(0.28%)	2.29%	2.01%
For the quarter ended December 31, 2011	$5,317,006	$34,981	2.63%	0.26%	0.68%	(0.42%)	2.37%	1.95%
For the quarter ended September 30, 2011	$6,390,222	$37,292	2.33%	0.21%	0.47%	(0.26%)	2.12%	1.86%
For the quarter ended June 30, 2011	$6,560,926	$40,090	2.44%	0.20%	0.42%	(0.22%)	2.24%	2.02%
For the quarter ended March 31, 2011	$5,688,313	$38,424	2.70%	0.26%	0.46%	(0.20%)	2.44%	2.24%
(1) Includes effect of realized losses on interest rate swaps.

Economic Net Interest Income

Our economic net interest income, which equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on interest rate swaps, totaled $108.9 million and $133.6 million for the quarters ended March 31, 2012 and 2011, respectively.  Our net interest spread, which equals the yield on our average assets for the period less the economic average cost of funds for the period, was 3.26% and 3.42% for the quarters ended March 31, 2012 and 2011, respectively.  We attribute the decrease in economic net interest income in 2012 compared to 2011 to the decrease in accretion recorded on our Non-Agency RMBS portfolio, a decrease in interest earning assets, and an increase in our cost of funds.

The table below shows our average earning assets held, total interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense (including the effect of realized losses on interest rate swaps), average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

Economic Net Interest Income

	Average Earning Assets Held (1)	Interest Earned on Assets (1)	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Economic Average Cost of Funds	Economic Net Interest Income (1) (2)	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)
For the quarter ended March 31, 2012	$9,664,096	$149,665	6.19%	$4,358,333	$40,773	2.93%	$108,892	3.26%
For the year ended December 31, 2011	$11,438,442	$705,010	6.16%	$5,989,117	$150,787	2.52%	$554,223	3.64%
For the quarter ended December 31, 2011	$10,636,688	$167,540	6.30%	$5,317,006	$34,981	2.63%	$132,559	3.67%
For the quarter ended September 30, 2011	$11,803,044	$185,581	6.29%	$6,390,222	$37,292	2.33%	$148,289	3.96%
For the quarter ended June 30, 2011	$12,078,396	$179,857	5.96%	$6,560,926	$40,090	2.44%	$139,767	3.52%
For the quarter ended March 31, 2011	$11,235,639	$172,032	6.12%	$5,688,313	$38,424	2.70%	$133,608	3.42%
(1) Excludes cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps.

Gains and Losses on Sales of Assets

During the quarter ended March 31, 2012, we sold RMBS with a carrying value of $63.0 million for realized gains of $16.0 million. During the quarter ended March 31, 2011, we sold RMBS with a carrying value of $643.8 million for realized gains of $2.6 million.

Secured Debt Financing Transactions

During the quarter ended March 31, 2012, we financed the purchase of $753.7 million of jumbo prime whole loans by securitizing and selling senior bonds to third party investors for net proceeds of $696.1 million. We retained the subordinate tranches of the securitization.  We did not re-securitize RMBS or jumbo prime whole loans during the quarter ended March 31, 2011.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $12.9 million and $12.8 million for the quarters ended March 31, 2012 and 2011, respectively.  The management fee is based on our stockholders’ equity as defined in the investment management agreement.

General and administrative (or G&A) expenses were $2.0 million and $1.5 million for the quarters ended March 31, 2012 and 2011, respectively.  Our G&A expenses increased by $0.5 million for the quarter ended March 31, 2012, when compared to the quarter ended March 31, 2011, due to an increase in due diligence fees associated with the whole loan securitization executed during the quarter.

Our Manager has agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency residential mortgage-backed securities portfolio (the “Evaluation”); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees for the quarter ended March 31, 2012),  outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

Total Management fee and G&A expenses as a percentage of average total assets were 0.74% and 0.62% for the quarters ended March 31, 2012 and 2011, respectively.

From our inception through 2009, FIDAC waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.  During the quarter ended March 31, 2012 and 2011, we reimbursed FIDAC approximately $115 thousand and $146 thousand for such expenses, respectively.

The table below shows our total management fee, and G&A expenses as compared to average total assets and average equity for the periods presented.

Management Fees, G&A Expenses and Operating Expense Ratios
	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the quarter ended March 31, 2012	$14,898	0.74%	1.92%
For the year ended December 31, 2011	$59,236	0.75%	1.76%
For the quarter ended December 31, 2011	$14,945	0.68%	1.87%
For the quarter ended September 30, 2011	$15,082	0.61%	1.78%
For the quarter ended June 30, 2011	$14,972	0.59%	1.72%
For the quarter ended March 31, 2011	$14,237	0.62%	1.58%

Net Income (Loss) and Return on Average Equity

Our net income was $80.2 million and $100.6 million for the quarters ended March 31, 2012 and 2011, respectively.  The table below shows our economic net interest income, realized gains (losses) on sale of assets and the credit related OTTI, realized and unrealized gains (losses) on interest rate swaps and IOs, total management fee and G&A expenses, and income tax, each as a percentage of average equity, and the return on average equity for the periods presented. Our return on average equity decreased from 11.16% for the quarter ended March 31, 2011 to 10.32% for the quarter ended March 31, 2012 primarily due to a decrease in economic net interest income and an increase in OTTI recognized in earnings.

Components of Return on Average Equity

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Income Tax Benefit/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For the quarter ended March 31, 2012	14.01%	(4.18%)	2.41%	(1.92%)	0.00%	10.32%
For the year ended December 31, 2011	16.47%	(9.16%)	(1.46%)	(1.76%)	(0.02%)	4.08%
For the quarter ended December 31, 2011	16.59%	(7.82%)	(1.55%)	(1.87%)	0.00%	5.35%
For the quarter ended September 30, 2011	17.49%	(17.75%)	(5.06%)	(1.78%)	0.02%	(7.08%)
For the quarter ended June 30, 2011	16.04%	(7.23%)	(0.87%)	(1.72%)	(0.01%)	6.19%
For the quarter ended March 31, 2011	14.81%	(3.55%)	1.55%	(1.58%)	(0.07%)	11.16%
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

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing.  The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions include changes to the margin maintenance requirements, cross default provisions required haircuts (or the percentage that is subtracted from the par value of RMBS that collateralizes the financing), purchase price maintenance requirements, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction.  These provisions may differ for each of our lenders.

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

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements.  However, a decline in the value of our collateral could cause a temporary liquidity shortfall due to the timing of margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell investments, potentially at a loss, or issue debt or additional equity securities in a common stock offering.

To meet our longer term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, as well as proceeds from equity offerings.  As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we are not eligible to file a new Form S-3 registration statement or use our existing Form S-3 registration statements to raise additional equity capital until filings with the SEC have been timely made for a full year.  Our ineligibility to use Form S-3 during this time period will have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective.

In addition to the principal sources of capital described above, we may enter into warehouse facilities, use commercial paper, term financing CDOs, and longer dated structured repurchase agreements.  The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $131.3 million and $206.3 million at March 31, 2012 and December 31, 2011, respectively.

Our operating activities provided net cash of approximately $94.5 million and $106.3 million for the quarters ended March 31, 2012 and 2011, respectively. The cash provided by operating activities decreased for the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011 due to a decrease in economic net interest income earned on the portfolio of $24.7 million, offset by a 13.4 million increase in Net Realized Gains on Sales of Investments.

Our investing activities resulted in the net use of cash of $428.8 million and $2.1 billion for the quarters ended March 31, 2012 and 2011, respectively. During the quarter ended March 31, 2012 we utilized cash to purchase $753.7 million in jumbo prime whole loans which was offset by principal payments of $337.3 million related to all our assets.  During the quarter ended March 31, 2011 we utilized cash to purchase $3.1 billion in securities which was offset by proceeds from asset sales of $646.4 million and principal payments of $355.6 million related to all our assets.  The decrease in cash used for investing activities for the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011 is primarily attributable to a decrease in the purchase of investments during those periods.

Our financing activities provided net cash of $259.2 million and $2.0 billion for the quarters ended March 31, 2012 and 2011, respectively.  The quarter ended March 31, 2012 reflected net payments on repurchase agreements of $170.1 million as compared to net proceeds from repurchase agreements of $2.1 billion for the quarter ended March 31, 2011. In addition, the quarter ended March 31, 2012 reflected net proceeds from securitized debt borrowings of $696.1 million associated with the issuance of debt in the CSMC 2012-CIM1 securitization trust, as compared to net proceeds from securitized debt borrowings of $311.0 million for the quarter ended March 31, 2011.

We expect to continue to finance our activities largely through repurchase agreements. In addition, we may from time to time sell securities as a source of cash to fund new purchases.

At March 31, 2012 and December 31, 2011, the remaining maturities on our RMBS repurchase agreements were as follows.

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Overnight	$-	$-
1-29 days	1,350,377	1,368,945
30 to 59 days	377,686	836,007
60 to 89 days	296,201	-
90 to 119 days	92,110	171,836
Greater than or equal to 120 days	386,496	296,201
Total	$2,502,870	$2,672,989

We collateralize the repurchase agreements we use to finance our operations with Agency RMBS.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which vary from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS values occur.  At March 31, 2012, the weighted average haircut on our repurchase agreements was 5%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the asset values in the aggregate exceeds their allowable exposure to us.  A decline in asset values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average repurchase balance and repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average balances except in periods where we are adjusting the size of our portfolio by using leverage.  Our repurchase agreement balance at March 31, 2012 decreased compared to our average repurchase agreement balance for the quarter ended December 31, 2011 due to sales of Agency RMBS during the fourth quarter of 2011.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter Ended March 31, 2012	$2,554,295	$2,502,870
Year Ended December 31, 2011	$3,843,683	$2,672,989
Quarter Ended December 31, 2011	$3,379,539	$2,672,989
Quarter Ended September 30, 2011	$4,301,251	$4,171,190
Quarter Ended June 30, 2011	$4,308,787	$4,320,487
Quarter Ended March 31, 2011	$3,385,155	$3,870,407

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At March 31, 2012 and December 31, 2011 our total debt was approximately $4.9 billion and $4.5 billion, which represented a debt-to-equity ratio of approximately 1.5:1 and 1.5:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter-end or year-end.  Our borrowings at period end are a snapshot of borrowing as of a date, and this number should be expected to differ from average borrowings over the period.  Our borrowings will change as we implement our portfolio and risk management strategies to address changing market conditions by increasing or decreasing leverage.  Our borrowings may change during periods when we raise capital, and in certain instances we may purchase additional assets and increase borrowings prior to an expected capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provides a more accurate representation of our exposure to the risks associated with leverage.

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the quarters ended March 31, 2012 or 2011. As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we will not be able to issue shares of our common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

On September 24, 2009, we implemented a Dividend Reinvestment and Share Purchase Plan, or DRSPP.  The DRSPP provided holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock.  The DRSPP was administered by the Administrator, Computershare. During the quarter ended March 31, 2012 we raised $117 thousand by issuing 39,000 shares through the DRSPP.  During the year ended March 31, 2011 we raised $311 thousand by issuing 74,000  shares through the DRSPP.  The DRSPP was suspended when we were no longer current on our filings.  As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we will not be able to issue shares of our DRSPP until filings with the SEC have been timely made for a full year.

During the quarter ended March 31, 2012 we declared dividends to common shareholders totaling $112.9 million, or $0.11 per share.  During the quarter ended March 31, 2011, we declared dividends to common shareholders totaling $143.7 million, or $0.14 per share.

The Board of Directors determined that there will be a regular quarterly dividend of $0.09 per share for each of the quarters in 2013.

There was no preferred stock issued or outstanding as of March 31, 2012 and December 31, 2011.

Related Party Transactions
Management Agreement

On November 15, 2007 we entered into a management agreement with FIDAC, pursuant to which FIDAC is entitled to receive a management fee and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement.  Such fees and expenses do not have fixed and determinable payments.

The Management Agreement

We entered into a management agreement with our Manager, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights. The Compensation Committee of the Board of Directors renewed the management agreement through December 31, 2013.  In 2011 and 2010, we paid to our Manager a quarterly management fee equal to 1.50% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.

The independent members of the Board of Directors have agreed with to reduce the management fee payable to our Manager to 0.75% from 1.50% per annum. The reduction is effective as of November 28, 2012, and will remain in effect until we are current on all of our filings required under applicable securities laws.

We are obligated to reimburse our Manager for its costs incurred under the management agreement.  In addition, the management agreement permits our Manager to require us to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that our Manager incurred in connection with our operations.  These expenses are allocated between our Manager and us based on the ratio of the proportion of gross assets compared to the gross assets managed by our Manager as calculated at each quarter end. Together we will modify this allocation methodology, subject to the approval of our board of directors if the allocation becomes inequitable (i.e., if we become very highly leveraged compared to our Manager’s other funds and accounts).

Our Manager has agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our  accounting policy related to the application of GAAP to its non-Agency RMBS portfolio (the “Evaluation”); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

March 2013 Amendment to Management Agreement

In the amendment to the management agreement that was entered into in March 8, 2013, our Manager also agreed to remove the criteria by which the Independent Directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement such that termination may now occur in the sole discretion of the Independent Directors or holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) and for any or no reason.

In the amendment to the management agreement dated March 8, 2013, our Manager also agreed that the we may terminate the management agreement pursuant to its terms without the payment of any termination fee.

The amendment to the management agreement also changes the definition of what events constitute “cause” for which we may terminate the management agreement and the notice period required for any such termination to provide us the right to terminate the management agreement effective immediately if (i) our Manager engages in any act of fraud, misappropriation of funds, or embezzlement against the us, (ii) there is an event of any gross negligence on the part of our Manager in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to our Manager’s bankruptcy or insolvency, (iv) there is a dissolution of our Manager, or (v) our Manager is convicted of (including a plea of nolo contendere) a felony.

Fees Paid Under the Management Agreement

For the quarter ended March 31, 2012 and 2011, our Manager earned management fees of $12.9 million and $12.8 million, respectively and received expense reimbursements of $115 thousand and $146 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services. RCap may also provide brokerage services to us from time to time.  During the quarter ended March 31, 2012, fees paid to RCap were $44 thousand.  There were no fees paid to RCap during the quarter ended March 31, 2011.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to our Manager’s employees and members of our board of directors on January 2, 2008.  During the quarters ended March 31, 2012 and 2011, 31,600 shares of restricted stock we had awarded to our Manager’s employees vested and of those vested shares 179 and 562 shares were forfeited, respectively.  We did not grant any incentive awards during the quarter ended March 31, 2012.  At March 31, 2012 and 2011 there were approximately 727,000 and 853,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the quarters ended March 31, 2012 and 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $82 thousand and $131 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2012.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.

March 31, 2012
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$2,502,870	$-	$-	$-	$2,502,870
Securitized debt	563,445	712,367	398,825	660,853	2,335,490
Interest expense on RMBS repurchase agreements (1)	3,968	-	-	-	3,968
Interest expense on securitized debt (1)	98,492	133,640	90,237	273,565	595,934
Total	$3,168,775	$846,007	$489,062	$934,418	$5,438,262
(1) Interest is based on variable rates in effect as of March 31, 2012.

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

Capital Resources

At March 31, 2012 and December 31, 2011, we had no material commitments or capital expenditures.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income (subject to certain adjustments). We intend to pay regular quarterly dividends to our stockholders. To insure liquidity is adequate, debt service and operating needs are satisfied before declaring dividends.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of March 31, 2012 and December 31, 2011.  We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended March 31, 2012 and 2011.  Consequently, we met the REIT income and asset tests for these periods. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of March 31, 2012 and December 31, 2011, we believe that we qualified as a REIT under the Code.

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

Certain of our subsidiaries, including Chimera Asset Holding LLC and certain subsidiaries that we may form in the future, rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C), as interpreted by the staff of the Securities and Exchange Commission (or the SEC), requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of and the rules and regulations promulgated under the Investment Company Act.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  The Company is monitoring developments related to this matter.

Based on our calculations, as of March 31, 2012 and December 31, 2011, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary components of our market risk are related to credit risk, interest rate risk, prepayment risk, market value risk and real estate risk. While we do not seek to avoid risk completely, we believe risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We are subject to credit risk in connection with our investments in Non-Agency RMBS and residential whole loans and face more credit risk on assets we own which are rated below ‘‘AAA’’. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles and loan characteristics. We use a comprehensive credit review process. Our analysis of loans includes borrower profiles, as well as valuation and appraisal data. We use compensating factors such as liquid assets, low loan to value ratios and regional unemployment statistics in evaluating loans.  Our resources include a proprietary portfolio management system, as well as third party software systems. We may utilize a third party due diligence firm to perform an independent underwriting review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review. We reject loans that fail to conform to our standards and do not meet our underwriting criteria. Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data and servicer files. Additionally, the Non-Agency RMBS and other ABS which we acquire for our portfolio are reviewed by us to ensure that they satisfy our risk based criteria. Our review of Non-Agency RMBS and other ABS includes utilizing its proprietary portfolio management system. Our review of Non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on Non-Agency RMBS and other ABS.  This analysis includes an evaluation of the collateral characteristics supporting the RMBS such as borrower payment history, credit profiles, geographic concentrations, credit enhancement, seasoning, and other pertinent factors.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally repurchase agreements, warehouse facilities, securitization/re-securitization, commercial paper and term financing CDOs. Our repurchase agreements and warehouse facilities may be of limited duration that are periodically refinanced at current market rates. We intend to mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.

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

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of the assets we acquire. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and current market information. Different models and methodologies can produce different durations for the same securities.

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ and such difference might be material to our stockholders.

Interest Rate Cap Risk

We also invest in adjustable-rate mortgage loans and RMBS. These are mortgages or RMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate mortgage loans and RMBS may effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in an RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less coupon income on our adjustable-rate mortgages or RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which could have a negative effect on our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisitions of RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and RMBS. In most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-Q.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value solely as it relates to our Agency RMBS portfolio should interest rates go up or down 25, 50, and 75 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2012. Estimates regarding prepayments and other activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

	March 31, 2012
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
-75 Basis Points	13.66%	4.68%
-50 Basis Points	8.40%	4.17%
-25 Basis Points	3.86%	3.64%
Base Interest Rate	-	-
+25 Basis Points	(3.72%)	2.46%
+50 Basis Points	(7.51%)	1.78%
+75 Basis Points	(11.61%)	1.01%

Prepayment Risk

As we receive prepayments of principal on these investments, premiums and discounts on such investments will be amortized or accreted into interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accelerated and accreted into interest income.

Extension Risk

Our Manager computes the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when fixed-rate or hybrid adjustable-rate mortgage loans or RMBS are acquired via borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates as the borrowing costs are effectively fixed for the duration of the fixed-rate portion of the related assets.  However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid adjustable-rate assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Real Estate Market Risk

We own assets secured by real property and may own real property directly in the future.  Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; natural disasters; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to incur losses.

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage risk by:

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2012.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$3,170,897	$1,228,395	$1,372,746	$8,867,488	$14,639,526
Cash equivalents	131,273	-	-	-	131,273
Total rate sensitive assets	3,302,170	1,228,395	1,372,746	8,867,488	14,770,799

Rate sensitive liabilities	802,695	826,664	151,929	1,805,306	3,586,594
Interest rate sensitivity gap	$2,499,475	$401,731	$1,220,817	$7,062,182	$11,184,205

Cumulative rate sensitivity gap	$2,499,475	$2,901,206	$4,122,023	$11,184,205
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	17%	20%	28%	76%

Our analysis of risks is based on our manager’s experience, estimates, models and assumptions.  These analyses rely on models which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this Form 10-Q.  These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.

ITEM 4. Controls and Procedures

Changes in Internal Controls

In our Annual Report on Form 10-K for the year ended December 31, 2011, we disclosed that management had identified a material weakness in our internal controls over financial reporting. As of December 31, 2011 we determined that the design and operating effectiveness of controls over the selection, application and review of the implementation of accounting policies to ensure amounts recorded and disclosed were fairly stated in accordance with GAAP were insufficient. Specifically, the Company determined that our resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for the complexity of the Company’s investments in Non-Agency RMBS, Interest-Only Strips, impairment of securitized loans held for investment, and related disclosures in accordance with generally accepted accounting principles. Additionally, although the Restatement did not result in changes to historical estimates of the fair value of our investments in RMBS or our estimates of the related cash flows expected to be collected that serve as a basis for our estimates of fair value and income recognition, our review controls over significant estimates and the financial reporting process were not designed precisely enough to prevent or detect a material misstatement. Specifically, there was no precise and direct independent review and validation of inputs used in significant estimates such as the determination of the fair value, impairment, or interest income related to our investments in RMBS and securitized loans held for investment. There was also no evidence of an independent validation of calculations used in significant accounting estimates to ensure the accounting policies were appropriately implemented. In addition, there was no evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements by a person, other than the preparer, with the necessary competency and authority. As a result, income and other-than-temporary impairment related to certain Non-Agency RMBS were materially misstated. This material weakness resulted in the Restatement.

We determined that as of March 31, 2012, the above referenced material weakness in our internal controls over financial reporting was not remediated.  In response to the material weakness described above, during the fourth quarter of 2011, the Company engaged a leading accounting firm to advise management with respect to accounting standards research support and engaged a leading professional services organization specializing in accounting and reporting matters to aid management with key facets of the Restatement. During the quarter ended March 31, 2012, the Company took steps to remediate the material weakness.  Specifically, during March 2012, the company hired an experienced technical accounting subject matter resource who now serves as the Company’s Chief Accounting Officer (CAO).  Subsequent to March 31, 2012, the Company benefitted from enhanced review and approval procedures as it implemented changes to address and remediate each material weakness identified above.  Based upon the substantial work performed during the restatement process, the Company has concluded that the consolidated financial statements for the periods covered by and included in this Form 10-Q are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

Other than the change discussed above, there have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors has received four derivative demand letters alleging, among other things, that the directors and our officers, as well as our Manager, FIDAC, breached their fiduciary duties to us by failing to institute adequate internal controls and failing to ensure that we made accurate financial disclosures.  These letters request, among other things, that the Board of Directors take action to investigate and remedy the alleged breaches of fiduciary duty. The Audit Committee is currently reviewing the demand letters in connection with its ongoing investigation arising from the restatement of our historical financial statements.  At the conclusion of its investigation, the Audit Committee will make recommendations to the Board of Directors about an appropriate response to the letters.  At this time, we cannot predict the outcome of the matters addressed in these shareholder demand letters.  These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors

 Under “Part I — Item 1A — Risk Factors” of our Form 10-K for the year ended December 31, 2011, we set forth risk factors related to(i) risks associated with the restatement and related matters, (ii) risks associated with adverse developments in the mortgage finance and credit markets, (iii) risks associated with our management and relationship with our Manager, (iv) risks related to our business, (v) risks related to our investments, (vi) regulatory and legal risks, (vii) risks related to our common stock, and (viii) tax risks.  You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2011.  As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2011.

Item 5.  Other Information

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 10-K”), we had one outstanding comment from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”), by letter dated February 27, 2012, with respect to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “2011 Third Quarter 10-Q”).  The outstanding comment generally requested that each column of the restated financial statements included in the 2011 Form 10-K be labeled as “restated,”  that we  include all disclosures required by ASC 250-10-50 and that the report from our independent accountant reference the restatement.  We informed the staff that, in connection with the restatement in our 2011 Form 10-K, we would include the disclosures and references requested in the staff’s letter dated February 27, 2012.  We believe we included all such disclosures and references in the 2011 Form 10-K.

On May 9, 2013, we received a comment letter from the SEC with respect to our 2011 10-K.  We initially responded to the SEC’s letter on May 22, 2013 and also responded to a follow up response from the SEC.  The comments generally requested additional information related to the restatement contained in the 2011 10-K  as well as the inclusion of certain additional disclosures in our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.  We responded to SEC with the requested information and informed the staff that we will include the disclosures requested in our future filings.  We believe we have included all such disclosures in this Quarterly Report on Form 10-Q.

On June 19, 2013, the SEC informed us that they have completed their review of our 2011 10-K as well as our 2011 Third Quarter 10-Q.  We note that the completion of the SEC’s review does not foreclose the SEC from taking any action with respect to us or the filings and that we may not assert staff comments as a defense in any proceeding initiated by the SEC or any person under the federal securities laws of the United States.

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

31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of A. Alexandra Denahan, Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of A. Alexandra Denahan, Principal Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document **
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document **
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created**
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document **
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

**           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2012 (Unaudited) and December 31, 2011 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income  for the quarters ended March 31, 2012 and 2011; (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the quarters ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CHIMERA INVESTMENT CORPORATION
By: /s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
June 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	June 21, 2013
Matthew Lambiase

/s/ A. Alexandra Denahan	Principal Financial Officer	June 21, 2013
A. Alexandra Denahan

/s/ Jeremy Diamond	Director	June 21, 2013
Jeremy Diamond

/s/ Mark Abrams	Director	June 21, 2013
Mark Abrams

/s/ Paul A. Keenan	Director	June 21, 2013
Paul A. Keenan

/s/ Paul Donlin	Director	June 21, 2013
Paul Donlin

/s/ Gerard Creagh	Director	June 21, 2013
Gerard Creagh
/s/ Dennis Mahoney	Director	June 21, 2013
Dennis Mahoney
/s/ John P. Reilly	Director	June 21, 2013
John P. Reilly

S-1