Form 10-Q
period 2012-06-30
CHIMERA INVESTMENT CORP
filed 2013-10-31
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2012

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2013
Common Stock, $.01 par value	1,027,527,549

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition at June 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited consolidated financial statements at December 31, 2011)	1

Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2012 and 2011	2

Consolidated Statements of Changes In Stockholders’ Equity (Deficit) (Unaudited) for the six months ended June 30, 2012 and 2011	3

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	64

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	65

Item 6. Exhibits	66

SIGNATURES	S-1

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	June 30, 2012 (Unaudited)	December 31, 2011 (1)
Assets:
Cash and cash equivalents	$116,227	$206,299
Non-Agency RMBS, at fair value
Senior	665	1,020
Senior interest-only	210,505	188,679
Subordinated	640,425	606,895
Subordinated interest-only	20,612	22,019
Agency RMBS, at fair value	2,779,239	3,144,531
Accrued interest receivable	23,024	22,709
Other assets	15,045	1,403
Subtotal	3,805,742	4,193,555
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	3,151,807	3,270,332
Securitized loans held for investment, net of allowance for loan losses of $11.5 million and $13.9 million, respectively	1,322,894	256,632
Accrued interest receivable	26,142	26,616
Subtotal	4,500,843	3,553,580
Total assets	$8,306,585	$7,747,135

Liabilities:
Repurchase agreements, Agency RMBS ($2.5 billion and $2.8 billion pledged as collateral, respectively)	$2,362,088	$2,672,989
Payable for investments purchased	14,863	-
Accrued interest payable	2,477	3,294
Dividends payable	92,413	112,937
Accounts payable and other liabilities	1,608	1,687
Investment management fees and expenses payable to affiliate	12,965	12,958
Interest rate swaps, at fair value	54,646	44,467
Subtotal	2,541,060	2,848,332
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, Non-Agency RMBS transferred to consolidated VIEs ($3.2 billion and $3.3 billion pledged as collateral, respectively)	1,371,736	1,630,276
Securitized debt, loans held for investment ($1.3 billion and $238.0 million pledged as collateral, respectively)	1,203,518	212,778
Accrued interest payable	9,557	8,130
Subtotal	2,584,811	1,851,184
Total liabilities	$5,125,871	$4,699,516

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,505,245 and 1,027,467,089 shares issued and outstanding, respectively	$10,268	$10,267
Additional paid-in-capital	3,604,024	3,603,739
Accumulated other comprehensive income (loss)	650,607	433,453
Retained earnings (accumulated deficit)	(1,084,185)	(999,840)
Total stockholders' equity	$3,180,714	$3,047,619
Total liabilities and stockholders' equity	$8,306,585	$7,747,135
(1) Derived from the audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Interest Income:
Interest income	$52,031	$70,856	$103,350	$128,942
Interest expense	(2,473)	(2,959)	(4,799)	(6,011)

Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	109,493	109,003	207,842	222,960
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	(19,480)	(32,834)	(53,529)	(65,359)
Net interest income (expense)	139,571	144,066	252,864	280,532

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(12,474)	(57,926)	(44,551)	(82,974)
Portion of loss recognized in other comprehensive income (loss)	(53,213)	(4,244)	(69,500)	(12,379)
Net other-than-temporary credit impairment losses	(65,687)	(62,170)	(114,051)	(95,353)

Other gains (losses):
Net unrealized gains (losses) on interest rate swaps	(10,992)	(19,500)	(10,180)	(9,669)
Net realized gains (losses) on interest rate swaps	(5,194)	(4,297)	(9,592)	(7,144)
Net gains (losses) on interest rate swaps	(16,186)	(23,797)	(19,772)	(16,813)
Net unrealized gains (losses) on interest-only RMBS	(2,532)	11,883	15,415	15,989
Net realized gains (losses) on sales of investments	-	(913)	16,010	1,729
Total other gains (losses)	(18,718)	(12,827)	11,653	905
Net investment income (loss)	55,166	69,069	150,466	186,084

Other expenses:
Management fees	12,903	13,152	25,812	25,902
Provision for loan losses, net	(1,059)	-	(892)	1,442
General and administrative expenses	2,541	1,820	4,530	3,307
Total other expenses	14,385	14,972	29,450	30,651
Income (loss) before income taxes	40,781	54,097	121,016	155,433
Income taxes	-	118	2	816
Net income (loss)	$40,781	$53,979	$121,014	$154,617

Net income (loss) per share available to common shareholders:
Basic	$0.04	$0.05	$0.12	$0.15
Diluted	$0.04	$0.05	$0.12	$0.15

Weighted average number of common shares outstanding:
Basic	1,026,809,700	1,026,308,896	1,026,785,896	1,026,259,300
Diluted	1,027,505,247	1,027,130,496	1,027,497,417	1,027,096,962

Dividends declared per share of common stock	$0.09	$0.13	$0.20	$0.27

Comprehensive income (loss):
Net income (loss)	$40,781	$53,979	$121,014	$154,617
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(4,021)	(87,821)	119,113	(216,390)
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	65,687	62,170	114,051	95,353
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	913	(16,010)	(1,729)
Other comprehensive income (loss)	61,666	(24,738)	217,154	(122,766)
Comprehensive income (loss)	$102,447	$29,241	$338,168	$31,851

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2010	$10,261	$3,601,890	$680,123	$(613,688)	$3,678,586
Net income	-	-	-	154,617	154,617
Unrealized gains (losses) on available-for-sale securities, net	-	-	(216,390)	-	(216,390)
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	95,353	-	95,353
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(1,729)	-	(1,729)
Proceeds from direct purchase and dividend reinvestment	2	540	-	-	542
Proceeds from common stock offerings	-	(8)	-	-	(8)
Proceeds from restricted stock grants	-	249	-	-	249
Common dividends declared, $0.27 per share	-	-	-	(277,101)	(277,101)
Balance, June 30, 2011	$10,263	$3,602,671	$557,357	$(736,172)	$3,434,119

Balance, December 31, 2011	$10,267	$3,603,739	$433,453	$(999,840)	$3,047,619
Net income	-	-	-	121,014	121,014
Unrealized gains (losses) on available-for-sale securities, net	-	-	119,113	-	119,113
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	114,051	-	114,051
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(16,010)	-	(16,010)
Proceeds from direct purchase and dividend reinvestment	1	116	-	-	117
Proceeds from restricted stock grants	-	169	-	-	169
Common dividends declared, $0.20 per share	-	-	-	(205,359)	(205,359)
Balance, June 30, 2012	$10,268	$3,604,024	$650,607	$(1,084,185)	$3,180,714

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash Flows From Operating Activities:
Net income (loss)	$121,014	$154,617
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(28,340)	(21,049)
Amortization of deferred financing costs	5,265	908
Amortization of debt issue costs of securitized debt	(883)	6,503
Net unrealized losses (gains) on interest rate swaps	10,180	9,669
Net unrealized losses (gains) on interest-only RMBS	(15,415)	(15,989)
Net realized losses (gains) on sales of investments	(16,010)	(1,729)
Net other-than-temporary credit impairment losses	114,051	95,353
Provision for loan losses, net	(892)	1,442
Equity-based compensation expense	169	249
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(725)	(8,998)
Decrease (increase) in other assets	447	365
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(79)	962
Increase (decrease) in investment management fees and expenses payable to affiliate	7	774
Increase (decrease) in accrued interest payable, net	610	(112)
Net cash provided by (used in) operating activities	189,399	222,965
Cash Flows From Investing Activities:
RMBS portfolio:
Purchases	(101,764)	(3,653,583)
Sales	79,059	668,529
Principal payments	362,625	244,221
RMBS transferred to consolidated VIEs:
Principal payments	263,772	385,168
Securitized loans:
Purchases	(1,185,664)	-
Principal payments	114,148	48,402
Net cash provided by (used in) investing activities	(467,824)	(2,307,263)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	3,918,315	9,335,704
Payments on repurchase agreements	(4,229,216)	(6,824,014)
Net proceeds from common stock offerings	-	(8)
Payment of deferred financing costs	(8,073)	-
Proceeds from securitized debt borrowings, loans held for investment	1,101,526	-
Payments on securitized debt borrowings, loans held for investment	(110,495)	(45,159)
Proceeds from securitized debt borrowings, RMBS transferred to consolidated VIEs	-	311,012
Payments on securitized debt borrowings, RMBS transferred to consolidated VIEs	(257,938)	(366,751)
Net proceeds from direct purchase and dividend reinvestment	117	542
Common dividends paid	(225,883)	(318,121)
Net cash provided by (used in) financing activities	188,353	2,093,205
Net increase (decrease) in cash and cash equivalents	(90,072)	8,907
Cash and cash equivalents at beginning of period	206,299	7,173
Cash and cash equivalents at end of period	$116,227	$16,080

Supplemental disclosure of cash flow information:
Interest received	$283,015	$321,000
Interest paid	$58,601	$64,979
Taxes paid	$-	$3
Management fees and expenses paid to affiliate	$25,805	$24,979

Non-cash investing activities:
Payable for investments purchased	$14,863	$-
Net change in unrealized gain (loss) on available-for sale securities	$217,154	$(122,766)

Non-cash financing activities:
Common dividends declared, not yet paid	$92,413	$133,425

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

Chimera Investment Corporation (the “Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  The Company formed the following wholly-owned qualified REIT subsidiaries:  Chimera Securities Holdings, LLC in July 2008; Chimera Asset Holding LLC and Chimera Holding LLC in June 2009; and Chimera Special Holding LLC in January 2010 which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC, a wholly-owned taxable REIT subsidiary (“TRS”).

Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.38% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

Restatement

The Company restated its previously issued (i) consolidated statement of financial condition included in its Annual Report on Form 10-K as of December 31, 2010 and (ii) consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2010 and 2009, including the cumulative effect of the restatement on retained earnings (accumulated deficit) as of the earliest period presented (the “Restatement”) as part of its Form 10-K for the year ended December 31, 2011.  The Restatement also impacted each of the quarters for the periods beginning with the Company’s inception in November 2007 through the quarter ended September 30, 2011.   The historical interim periods included in this Form 10-Q reflect the Restatement.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at June 30, 2012 and December 31, 2011.

(d) Agency and Non-Agency Residential Mortgage-Backed Securities

The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans.  The Company delineates between (1) Agency RMBS and (2) Non-Agency RMBS as follows: Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation. Non-Agency RMBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk.  Repayment of principal and interest on Non-Agency RMBS is subject to the performance of the mortgage loans or RMBS collateralizing the obligation.

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

The Company’s accounting policy for interest income and impairment related to its RMBS is as follows:

Interest Income Recognition

The recognition of interest income on RMBS securities varies depending on the characteristics of the security as follows:

Agency RMBS and Non-Agency RMBS of High Credit Quality

ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”) is applied to the recognition of interest income for the following securities:

●	Agency RMBS
●	Non-Agency RMBS that meet all of the following conditions at the acquisition date (referred to hereafter as “Non-Agency RMBS of High Credit Quality”):

1.	Rated AA or higher by a nationally recognized credit rating agency. The Company uses the lowest rating available.
2.	The Company expects to collect all of the security’s contractual cash flows.
3.	The security cannot be contractually prepaid such that the Company would not recover substantially all of its recorded investment.

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

Non-Agency RMBS are accounted for under ASC 310-30 if the following conditions are met as of the acquisition date:

1.	There is evidence of deterioration in credit quality of the security from its inception.
2.	It is probable that the Company will be unable to collect substantially all contractual cash flows of the security.

Non-Agency RMBS that are not within the scope of ASC 310-30 are accounted for under ASC 325-40 if at the acquisition date:

1.	The security is not of high credit quality (defined as rated below AA or is unrated), or
2.	The security can contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.

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

When evaluating whether the Company intends to sell an impaired security or will more-likely-than-not be required to sell an impaired security before recovery, the Company makes judgments that consider among other things, its liquidity, leverage, contractual obligations, and targeted investment strategy to determine its intent and ability to hold the investments that are deemed impaired.  The determination as to whether an OTTI exists is subjective as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of future conditions.  As a result, the determination of OTTI, its timing and amount, is based on estimates that may change materially over time.

The Company’s estimate of the amount and timing of cash flows for its RMBS is based on its review of the underlying securities or mortgage loans securing the RMBS.  The Company considers historical information available and expected future performance of the underlying securities or mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Service, Inc., Standard & Poor’s Rating Services or Fitch Ratings, Inc., general market assessments and dialogue with market participants.  As a result, substantial judgment is used in the Company’s analysis to determine the expected cash flows for its RMBS.

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

The other-than-temporary impairment is separated into a credit loss component that is recognized in earnings and a non-credit component that is recorded in other comprehensive income (loss). The credit component is comprised of the impact of the fair value decline due to changes in assumptions related to default (collection) risk and prepayments. The non-credit component comprises the change in fair value of the security due to all other factors, including changes in benchmark interest rates and market liquidity.  In determining the OTTI related to credit losses for securities, the Company compares the present value of the remaining cash flows expected to be collected at the current financial reporting date to the present value of the remaining cash flows expected to be collected at the original purchase date (or the last date those estimates were revised for accounting purposes).  The discount rate used to calculate the present value of expected future cash flows is the effective interest rate used for income recognition purposes as determined under ASC 325-40 or ASC 310-30.

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

(e) Interest-Only RMBS

The Company invests in interest-only (“IO”) Agency and Non-Agency RMBS. These IO RMBS represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.  The Company has elected the fair value option to account for IO RMBS to simplify the reporting of changes in fair value.  The IO RMBS are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Coupon income on IO RMBS is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization is computed in accordance with ASC 325-40.  Changes in fair value are presented in Net unrealized gains (losses) on interest-only RMBS on the Consolidated Statement of Operations and Comprehensive Income.  Interest income reported on IO securities was $7.7 million and $6.6 million for the quarters ended June 30, 2012 and June 30, 2011, respectively.  Interest income reported on IO securities was $13.7 million and $14.2 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

(g) Allowance for Loan Losses – Securitized Loans Held for Investment

The securitized loan portfolio is comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans that are not guaranteed as to repayment of principal or interest.  Securitized loans are serviced and modified by a third-party servicer.  The Company is not involved in the loan modification process, except as it relates to the CSMC 2012-CIM1 and CSMC 2012-CIM2 securitization vehicles consolidated by the Company that are collateralized by residential mortgage loans.  As it relates solely to CSMC 2012-CIM1 and CSMC 2012-CIM2, the Company has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to loans in technical default, including whether or not to proceed with foreclosure.

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

Certain loans are individually evaluated for impairment, including securitized loans modified by the servicer and loans more than 60 days delinquent under ASC 310, Receivables.  Loan modifications made by the servicer are evaluated to determine if they constitute troubled debt restructurings (“TDRs”).  A restructuring of a loan constitutes a TDR if the servicer, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Impairment of modified loans considered to be TDRs is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate at inception. If the present value of expected cash flows is less than the recorded investment in the loan, a provision for loan losses is recognized through an allowance with a corresponding charge to provision for loan losses. Impairment of all other loans individually evaluated is measured as the difference between the unpaid principal balance and the estimated fair value of the collateral, less estimated costs to sell.  The Company charges off the corresponding loan allowance and related principal balance when the servicer reports a realized loss. A complete discussion of securitized loans held for investment is included in Note 4 to these financial statements.

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

(i) Securitized Debt, Non-Agency RMBS Transferred to Consolidated VIEs, and Securitized Debt, Loans Held for Investment

The Company has issued securitized debt to finance a portion of its residential mortgage loan and RMBS portfolios.  Certain transactions involving residential mortgage loans are accounted for as secured borrowings, and are recorded as “Securitized loans held for investment” and the corresponding debt as “Securitized debt, loans held for investment” in the Consolidated Statements of Financial Condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, Non-Agency RMBS transferred to consolidated VIEs” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency RMBS transferred to consolidated VIEs” that pay interest and principal to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company that did not qualify as a sale are accounted for as secured borrowings pursuant to ASC 860. For the six months ended June 30, 2012, the Company did not have any continuing involvement with any loans or securities previously sold, except as it relates to the loans in the CSMC 2012-CIM1 and CSMC 2012-CIM2 securitizations as further described above.  The holders of securitized debt have no recourse to the Company and the Company does not receive any interest or principal paid on such debt.  As of June 30, 2012 and December 31, 2011 the Company recorded $2.6 billion and $1.9 billion in principal on securitized debt and accrued interest payable, respectively.  The associated securitized debt is carried at amortized cost. The Company estimates the fair value of its securitized debt for disclosure purposes as described in Note 5 to these consolidated financial statements.

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

(l) Sales, Securitizations, and Re-Securitizations

The Company periodically enters into transactions in which it sells financial assets, such as RMBS, and mortgage loans.  Gains and losses on sales of assets are computed on the average cost method whereby the Company records a gain or loss on the difference between the average value of the asset and the proceeds from the sale.  In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets.  These transactions may be recorded as either a sale and the assets contributed to the securitization are removed from the Consolidated Statements of Financial Condition and a gain or loss is recognized, or as a secured borrowing whereby the assets contributed to the securitization are not derecognized but rather the debt issued by the securitization are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations, the Company may retain senior or subordinated interests in the securitized and/or re-securitized assets.

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

The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return.  The Company does not have any unrecognized tax benefits that would affect its financial position. The Company has not taken any tax positions that would require disclosure under ASC 740.  No accruals for penalties and interest were necessary as of June 30, 2012 or December 31, 2011.

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

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update addresses the disclosure issue left open at the deferral under ASU 2011-12.  This update requires the provision of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the Notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012. Adoption of ASU 2013-02 is not expected to have a significant impact on the consolidated financial statements.

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

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior interest-only, subordinated, subordinated interest-only, and Non-Agency RMBS transferred to consolidated VIEs.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the reporting date.  The total fair value of the Non-Agency RMBS that are held by the re-securitization trusts consolidated pursuant to ASC 810 was $3.2 billion and $3.3 billion at June 30, 2012 and December 31, 2011, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of June 30, 2012 and December 31, 2011, by asset class.

June 30, 2012
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$718	$-	$(55)	$663	$665	$2	$-	$2
Senior interest-only	4,082,598	207,957	-	207,957	210,505	19,178	(16,630)	2,548
Subordinated	1,344,612	-	(702,237)	642,375	640,425	50,957	(52,907)	(1,950)
Subordinated interest-only	271,413	18,773	-	18,773	20,612	1,839	-	1,839
RMBS transferred to consolidated variable interest entities ("VIEs")	4,991,190	9,790	(2,286,576)	2,613,469	3,151,807	547,811	(9,473)	538,338
Agency RMBS	2,652,079	79,102	(149)	2,659,667	2,779,239	120,063	(491)	119,572
Total	$13,342,610	$315,622	$(2,989,017)	$6,142,904	$6,803,253	$739,850	$(79,501)	$660,349

December 31, 2011
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,115	$-	$(56)	$1,059	$1,020	$2	$(41)	$(39)
Senior interest-only	3,734,452	199,288	-	199,288	188,679	11,308	(21,917)	(10,609)
Subordinated	1,378,891	-	(724,739)	654,152	606,895	30,997	(78,254)	(47,257)
Subordinated interest-only	277,560	21,910	-	21,910	22,019	1,663	(1,554)	109
RMBS transferred to consolidated variable interest entities ("VIEs")	5,265,128	19,869	(2,382,995)	2,902,002	3,270,332	420,505	(52,175)	368,330
Agency RMBS	3,018,347	90,403	(159)	3,027,285	3,144,531	117,601	(355)	117,246
Total	$13,675,493	$331,470	$(3,107,949)	$6,805,696	$7,233,476	$582,076	$(154,296)	$427,780

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$2,300,876	$2,398,721	$2,342,462	$2,521,723
Purchases	-	28,447	86,847	91,680
Accretion	(92,332)	(94,785)	(187,440)	(191,210)
Reclassification (to) from non-accretable difference	26,247	253,105	14,585	210,675
Sales	-	-	(21,663)	(47,380)
Balance at end of period	$2,234,791	$2,585,488	$2,234,791	$2,585,488

The table below presents the outstanding principal balance and related carrying amount at the beginning and ending of the quarterly periods ending June 30, 2012 and December 31, 2011 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended
	June 30, 2012	December 31, 2011
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$5,065,387	$5,264,486
End of period	$4,878,479	$5,245,184

Carrying value:
Beginning of period	$2,553,219	$2,761,672
End of period	$2,420,502	$2,649,303

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

June 30, 2012
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	17,853	(5,432)	8	48,352	(11,198)	18	66,205	(16,630)	26
Subordinated	7,796	(1,350)	1	249,181	(51,557)	23	256,977	(52,907)	24
Subordinated interest-only	-	-	-	-	-	-	-	-	-
RMBS transferred to consolidated VIEs	-	-	-	139,895	(9,473)	6	139,895	(9,473)	6
Agency RMBS	3,470	(491)	2	-	-	-	3,470	(491)	2
Total	$29,119	$(7,273)	11	$437,428	$(72,228)	47	$466,547	$(79,501)	58

December 31, 2011
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$127	$(41)	1	$127	$(41)	1
Senior interest-only	99,351	(18,756)	26	17,647	(3,161)	12	116,998	(21,917)	38
Subordinated	321,416	(52,824)	33	111,167	(25,430)	17	432,583	(78,254)	50
Subordinated interest-only	16,300	(1,554)	2	-	-	-	16,300	(1,554)	2
RMBS transferred to consolidated VIEs	-	-	-	594,369	(52,175)	18	594,369	(52,175)	18
Agency RMBS	3,888	(355)	2	-	-	-	3,888	(355)	2
Total	$440,955	$(73,489)	63	$723,310	$(80,807)	48	$1,164,265	$(154,296)	111

At June 30, 2012, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency RMBS were $491 thousand and $355 thousand at June 30, 2012 and December 31, 2011, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2012 and December 31, 2011 unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (including Non-Agency RMBS held by consolidated VIEs) were $79.0 million and $153.9 million at June 30, 2012 and December 31, 2011, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to non-credit related factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and six months ended June 30, 2012 and 2011 is presented below.

	For the Quarter Ended
	June 30, 2012	June 30, 2011
	(dollars in thousands)
Total other-than-temporary impairment losses	$(12,474)	$(57,926)
Portion of loss recognized in other comprehensive income (loss)	(53,213)	(4,244)
Net other-than-temporary credit impairment losses	$(65,687)	$(62,170)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in thousands)
Total other-than-temporary impairment losses	$(44,551)	$(82,974)
Portion of loss recognized in other comprehensive income (loss)	(69,500)	(12,379)
Net other-than-temporary credit impairment losses	$(114,051)	$(95,353)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a non-credit component of OTTI was previously recognized in other comprehensive income.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	June 30, 2012	June 30, 2011
	(dollars in thousands)
Cumulative credit loss beginning balance	$493,900	$266,909
Additions:
Other-than-temporary impairments not previously recognized	58,101	55,826
Reductions for securities sold during the period	-	(85)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	7,586	6,344
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(18,928)	(86,345)
Cumulative credit loss ending balance	$540,659	$242,649

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in thousands)
Cumulative credit loss beginning balance	$452,060	$237,746
Additions:
Other-than-temporary impairments not previously recognized	89,928	77,822
Reductions for securities sold during the period	(290)	(1,262)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	24,123	17,531
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(25,162)	(89,188)
Cumulative credit impairment loss ending balance	$540,659	$242,649

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Quarter Ended
	June 30, 2012	June 30, 2011

Loss Severity
Weighted Average	58%	52%
Range	45% - 86%	40% - 78%

60+ days delinquent
Weighted Average	28%	23%
Range	9% - 53%	0% - 55%

Credit Enhancement (1)
Weighted Average	10%	23%
Range	0% - 75%	0% - 88%

3 Month CPR
Weighted Average	16%	16%
Range	3% - 30%	4% - 56%

12 Month CPR
Weighted Average	16%	17%
Range	8% - 25%	7% - 31%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at June 30, 2012 and December 31, 2011.  Interest-only RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying principal balance of specific securities.  At June 30, 2012, interest-only RMBS had a net unrealized gain of $9.7 million and had an amortized cost of $241.8 million. At December 31, 2011, interest-only RMBS had a net unrealized loss of $5.7 million and had an amortized cost of $237.8 million.  The fair value of IOs at June 30, 2012 and December 31, 2011 was $251.6 million, and $232.1 million, respectively.

June 30, 2012
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$2	$-	$2	$-	$-	$-
Senior interest-only	-	19,178	19,178	-	(16,630)	(16,630)
Subordinated	50,957	-	50,957	(52,907)	-	(52,907)
Subordinated interest- only	-	1,839	1,839	-	-	-
RMBS transferred to consolidated VIEs	541,992	5,819	547,811	(9,473)	-	(9,473)
Agency RMBS	120,036	27	120,063	-	(491)	(491)
Total	$712,987	$26,863	$739,850	$(62,380)	$(17,121)	$(79,501)

December 31, 2011
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$2	$-	$2	$(41)	$-	$(41)
Senior interest-only	-	11,308	11,308	-	(21,917)	(21,917)
Subordinated	30,997	-	30,997	(78,254)	-	(78,254)
Subordinated interest- only	-	1,663	1,663	-	(1,554)	(1,554)
RMBS transferred to consolidated VIEs	415,688	4,817	420,505	(52,175)	-	(52,175)
Agency RMBS	117,236	365	117,601	-	(355)	(355)
Total	$563,923	$18,153	$582,076	$(130,470)	$(23,826)	$(154,296)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$718	$92.39	$92.70	1.01%	4.19%
Senior, interest only	$4,082,598	$5.09	$5.16	1.97%	13.28%
Subordinated	$1,344,612	$47.77	$47.63	3.24%	10.66%
Subordinated, interest only	$271,413	$6.92	$7.59	2.66%	6.13%
RMBS transferred to consolidated variable interest entities	$4,991,190	$53.44	$64.45	5.10%	15.19%
Agency Mortgage-Backed Securities	$2,652,079	$103.06	$107.69	4.65%	3.76%

(1) Bond Equivalent Yield at period end.

	December 31, 2011
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$1,115	$95.13	$91.55	1.02%	2.95%
Senior, interest only	$3,734,452	$5.34	$5.05	1.96%	13.28%
Subordinated	$1,378,891	$47.44	$44.01	3.44%	9.57%
Subordinated, interest only	$277,560	$7.89	$7.93	2.94%	9.93%
RMBS transferred to consolidated variable interest entities	$5,265,128	$55.14	$62.11	5.32%	14.56%
Agency Mortgage-Backed Securities	$3,018,347	$103.07	$107.06	4.66%	3.83%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
AAA	0.00%	0.53%
AA	0.58%	0.14%
A	0.19%	0.45%
BBB	1.18%	1.54%
BB	0.34%	0.00%
B	2.78%	0.43%
Below B or not rated	94.93%	96.91%
Total	100.00%	100.00%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at June 30, 2012 and December 31, 2011 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

June 30, 2012
(dollars in thousands)

		Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$665	$-	$-	$-	$665
Senior interest-only	5,122	136,914	67,990	479	210,505
Subordinated	44,518	248,796	331,213	15,898	640,425
Subordinated interest-only	-	-	18,865	1,747	20,612
RMBS transferred to consolidated VIEs	18,613	329,873	2,496,770	306,551	3,151,807
Agency RMBS	3,470	2,775,769	-	-	2,779,239
Total fair value	$72,388	$3,491,352	$2,914,838	$324,675	$6,803,253
Amortized cost
Non-Agency RMBS
Senior	$663	$-	$-	$-	$663
Senior interest-only	6,735	135,268	65,491	463	207,957
Subordinated	41,624	254,921	329,988	15,842	642,375
Subordinated interest-only	-	-	17,142	1,631	18,773
RMBS transferred to consolidated VIEs	17,370	287,608	2,029,580	278,911	2,613,469
Agency RMBS	3,960	2,655,707	-	-	2,659,667
Total amortized cost	$70,352	$3,333,504	$2,442,201	$296,847	$6,142,904

December 31, 2011
(dollars in thousands)

		Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$892	$-	$128	$-	$1,020
Senior interest-only	-	85,633	69,204	33,842	188,679
Subordinated	6,530	101,984	259,549	238,832	606,895
Subordinated interest-only	-	-	1,812	20,207	22,019
RMBS transferred to consolidated VIEs	25,375	338,616	2,119,030	787,311	3,270,332
Agency RMBS	17,932	1,735,106	824,645	566,848	3,144,531
Total fair value	$50,729	$2,261,339	$3,274,368	$1,647,040	$7,233,476
Amortized cost
Non-Agency RMBS
Senior	$891	$-	$168	$-	$1,059
Senior interest-only	-	95,974	69,953	33,361	199,288
Subordinated	5,616	98,657	300,489	249,390	654,152
Subordinated interest-only	-	-	1,946	19,964	21,910
RMBS transferred to consolidated VIEs	32,806	296,144	1,827,000	746,052	2,902,002
Agency RMBS	17,610	1,663,917	798,632	547,126	3,027,285
Total amortized cost	$56,923	$2,154,692	$2,998,188	$1,595,893	$6,805,696

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.  At June 30, 2012, 97.6% of the Non-Agency RMBS collateral was Alt-A.  At December 31, 2011, 97.4% of the Non-Agency RMBS collateral was Alt-A.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
Weighted average maturity (years)		25.4		25.7
Weighted average amortized loan to value (1)		71.6%		71.5%
Weighted average FICO (2)		717.9		718.4
Weighted average loan balance (in thousands)		$448.1		$469.0
Weighted average percentage owner occupied		84.6%		85.3%
Weighted average percentage single family residence		64.8%		65.6%
Weighted average current credit enhancement		3.9%		4.5%
Weighted average geographic concentration of top five states	CA	36.7%	CA	38.1%
	FL	8.7%	FL	8.5%
	NY	6.4%	NY	6.1%
	NJ	2.7%	NJ	2.7%
	MD	2.4%	VA	2.4%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2012 and December 31, 2011.

Origination Year	June 30, 2012	December 31, 2011
2001	0.2%	0.2%
2003	1.2%	0.9%
2004	1.7%	1.3%
2005	12.7%	13.8%
2006	34.3%	31.8%
2007	46.9%	48.7%
2008	3.0%	3.3%
Total	100.0%	100.0%

During the quarter ended June 30, 2012, the Company had no sales of RMBS.  During the quarter ended June 30, 2011, the Company sold RMBS with a carrying value of $23.1 million for realized losses of $913 thousand. During the six months ended June 30, 2012, the Company sold RMBS with a carrying value of $63.0 million for realized gains of $16.0 million. During the six months ended June 30, 2011, the Company sold RMBS with a carrying value of $666.8 million for realized gains of $1.7 million.

4.  Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.

The securitized loans held for investment are carried at their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses.  During the quarter ended June 30, 2012, the Company consolidated the CSMC 2012-CIM2 Trust, a securitization collateralized by high quality, jumbo, prime, residential mortgage loans.  The Company transferred $425.1 million in principal value to the CSMC 2012-CIM2 Trust that was recorded as a secured borrowing pursuant to ASC 860.  In this transaction, the Company financed $404.3 million of AAA-rated, AA-rated, and A-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $405.4 million.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Balance, beginning of period	$256,632	$349,112
Purchases	1,185,664	-
Principal paydowns	(114,148)	(85,526)
Net periodic amortization (accretion)	(6,146)	(1,663)
Change to loan loss provision	892	(5,291)
Balance, end of period	$1,322,894	$256,632

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(dollars in thousands)

Securitized loans, at amortized cost	$1,334,416	$270,570
Less: allowance for loan losses	11,522	13,938
Securitized loans held for investment	$1,322,894	$256,632

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 9.0% were originated during 2012, 60.8% were originated during 2011, 13.9% during 2010, and the remaining 16.3% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	June 30, 2012		December 31, 2011
Number of loans		1,579		392
Weighted average maturity (years)		28.5		25.8
Weighted average loan to value (1)		71.4%		75.5%
Weighted average FICO (2)		768		752
Weighted average loan balance (in thousands)		$835.7		$684.0
Weighted average percentage owner occupied		94.4%		91.1%
Weighted average percentage single family residence		66.2%		58.1%
Weighted average geographic concentration of top five states	CA	40.4%	CA	36.0%
	NY	8.5%	FL	6.1%
	WA	7.0%	AZ	5.8%
	VA	4.5%	NJ	5.4%
	NJ	4.0%	IL	5.3%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio for the six months ended June 30, 2012 and year ended December 31, 2011:

	For the Six Months Ended June 30, 2012	For the Year Ended December 31, 2011
	(dollars in thousands)
Balance, beginning of period	$13,938	$11,006
Provision for loan losses	(892)	5,291
Charge-offs	(1,524)	(2,359)
Balance, end of period	$11,522	$13,938

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at June 30, 2012 and December 31, 2011 was $5.2 million and $6.3 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at June 30, 2012 and December 31, 2011 was $6.3 million and $7.6 million, respectively.

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

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $26.6 million and $32.9 million at June 30, 2012 and December 31, 2011, respectively.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at June 30, 2012 and December 31, 2011 was $19.9 million and $14.3 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $1.3 billion and $235.2 million at June 30, 2012 and December 31, 2011, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at June 30, 2012 and December 31, 2011 was $1.3 billion and $228.9 million, respectively.

The following table summarizes the outstanding principal balance of loans 30 days delinquent and greater as reported by the servicer at June 30, 2012 and December 31, 2011.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
June 30, 2012	$1,909	$527	$601	$1,659	$3,850	$3,275	$11,821
December 31, 2011	$1,342	$1,828	$2,338	$1,659	$3,626	$5,201	$15,994

With the exception of its ability to approve loan modifications solely as it relates to CSMC 2012-CIM1 and CSMC 2012-CIM2 as further described in Note 2(g), the Company does not service or modify loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the six months ended June 30, 2012 and 2011.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre-modification)	Unpaid Principal Balance of Modified Loans (Post-modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
		(dollars in thousands)
June 30, 2012	6	$3,424	$3,536	$3,518	$3,518	$0
June 30, 2011	4	$2,476	$2,659	$2,689	$2,689	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the quarter and six months ended June 30, 2012, the Company determined that all loans modified by the servicer were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the quarters and six months ended June 30, 2012 and 2011 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDR’s, the $4.5 million specific reserve related to TDR’s as of June 30, 2012 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.

As of June 30, 2012, one loan with an outstanding principal balance of approximately $527 thousand that was modified in the past twelve months was delinquent on its scheduled payments.  This loan was individually evaluated for impairment and the related allowance for loan loss is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.

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

The Company’s fair value estimation process for Non-Agency RMBS utilizes inputs other than quoted prices that are observed in the market.  The Company’s estimate of prepayment, default and severity curves all involve Management judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy.

Interest Rate Swaps

The Company utilizes dealer quotes to determine the fair values of its interest rate swaps.  The Company compares the dealer quotations received to its own estimate of fair value to evaluate for reasonableness.  The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by the Company by incorporating such factors as the term to maturity, Treasury curve, LIBOR rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified Interest Rate Swaps as Level 2 inputs in the fair value hierarchy.

During the fourth quarter of 2011, the Company changed its discount rate assumption used to determine the fair value of interest rate swaps from LIBOR to the overnight index swap rate in response to changes in market valuation practices for interest rate swaps that are collateralized.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2012 and December 31, 2011 is presented below.

June 30, 2012
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$665
Senior interest-only	-	-	210,505
Subordinated	-	-	640,425
Subordinated interest-only	-	-	20,612
RMBS transferred to consolidated VIEs	-	-	3,151,807
Agency mortgage-backed securities	-	2,779,239	-

Liabilities:
Interest rate swaps	-	54,646	-

December 31, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$1,020
Senior interest-only	-	-	188,679
Subordinated	-	-	606,895
Subordinated interest-only	-	-	22,019
RMBS transferred to consolidated VIEs	-	-	3,270,332
Agency mortgage-backed securities	-	3,144,531	-

Liabilities:
Interest rate swaps	-	44,467	-

In the aggregate, the Company’s estimate of the fair value of its RMBS investments was 1.03% lower than the aggregate dealer marks as of June 30, 2012 and 0.72% lower than the aggregated dealer marks as of December 31, 2011.  The table below provides a summary of the changes in the fair value of securities classified as Level 3.

Fair Value Reconciliation, Level 3
(dollars in thousands)
	For the Six Months Ended	For the Year Ended
	June 30, 2012	December 31, 2011
Non-Agency RMBS
Beginning balance Level 3 assets	$4,088,945	$5,529,109
Transfers in to Level 3 assets	-	-
Transfers out of Level 3 assets	-	-
Purchases	116,627	446,207
Principal payments	(270,072)	(695,277)
Sales	(79,059)	(631,642)
Accretion of purchase discounts	44,439	81,224
Gains (losses) included in net income
Other than temporary credit impairment losses	(114,051)	(357,105)
Realized gains (losses) on sales	16,010	445
Net unrealized gains (losses) on interest-only RMBS	15,889	(14,717)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	205,286	(269,299)
Ending balance Level 3 assets	$4,024,014	$4,088,945

There were no transfers to or from Level 3 during the quarter ended June 30, 2012 and the year ended December 31, 2011.

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012				December 31, 2011

	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	Prepayment Speed (CPR)	Cumulative Default Rate	Loss Severity	Weighted Average Discount Rate	Prepayment Speed (CPR)	Cumulative Default Rate	Loss Severity
	Range				Range
Non-Agency RMBS
Senior	4.3%	2% - 13%	0% - 22%	50% - 85%	4.3%	1% - 12%	0% - 19%	50% - 85%
Senior interest-only	12.7%	1% - 18%	0% - 25%	50% - 85%	14.9%	1% - 22%	0% - 24%	50% - 85%
Subordinated	32.5%	1% - 18%	0% - 25%	50% - 85%	28.5%	1% - 20%	0% - 23%	50% - 85%
Subordinated interest-only	9.1%	3% - 10%	0% - 18%	50% - 63%	13.5%	3% - 9%	0% - 21%	50% - 80%
RMBS transferred to consolidated VIEs	8.1%	1% - 15%	0% - 34%	50% - 85%	9.1%	1% - 13%	0% - 35%	50% - 85%

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

The curve generated to reflect the Company’s expected loss severity is based on collateral-specific experience with consideration given to other mitigating collateral characteristics. Characteristics such as seasoning are taken into consideration because severities tend to initially increase on newly originated securities, before beginning to decline as the collateral ages and eventually stabilizes.  Collateral characteristics such as loan size, loan-to-value, and geographic location of collateral also effect loss severity.

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments at June 30, 2012 and December 31, 2011.

		June 30, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Non-Agency RMBS	3	$4,024,014	$4,024,014	$4,088,945	$4,088,945
Agency RMBS	2	2,779,239	2,779,239	3,144,531	3,144,531
Securitized loans held for investment	3	1,322,894	1,336,825	256,632	237,977
Repurchase agreements	2	(2,362,088)	(2,366,857)	(2,672,989)	(2,677,402)
Securitized debt, non-Agency RMBS transferred to consolidated VIEs	3	(1,371,736)	(1,441,799)	(1,630,276)	(1,546,237)
Securitized debt, loans held for investment	3	(1,203,518)	(1,213,290)	(212,778)	(222,921)
Interest rate swaps	2	(54,646)	(54,646)	(44,467)	(44,467)

6.  Repurchase Agreements

The Company had outstanding $2.4 billion and $2.7 billion of repurchase agreements with weighted average borrowing rates of 0.43% and 0.35% and weighted average remaining maturities of 76 days and 48 days as of June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 and December 31, 2011, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $2.5 billion and $2.8 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the six months ended June 30, 2012 and year ended December 31, 2011 were $2.5 billion and $3.8 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At June 30, 2012 and December 31, 2011, the repurchase agreements collateralized by Agency RMBS had the following remaining maturities.

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Overnight	$-	$-
1-29 days	1,084,286	1,368,945
30 to 59 days	705,523	836,007
60 to 89 days	-	-
90 to 119 days	279,968	171,836
Greater than or equal to 120 days	292,311	296,201
Total	$2,362,088	$2,672,989

At June 30, 2012 and December 31, 2011, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

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

At June 30, 2012 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $1.2 billion.  The debt matures between the years 2023 and 2042.  At June 30, 2012 the debt carried a weighted average cost of financing equal to 3.60%.  At December 31, 2011, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $222.9 million.  At December 31, 2011, the debt carried a weighted average cost of financing equal to 5.48%.

At June 30, 2012 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.4 billion.  The debt matures between the years 2035 and 2047.  At June 30, 2012 the debt carried a weighted average cost of financing equal to 5.03%.  At December 31, 2011, the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.7 billion.  At December 31, 2011, the debt carried a weighted average cost of financing equal to 5.09%.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at June 30, 2012 and December 31, 2011, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Within One Year	$654,532	$488,886
One to Three Years	787,429	598,921
Three to Five Years	434,369	276,965
Greater Than or Equal to Five Years	630,660	404,386
Total	$2,506,990	$1,769,158

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

As of June 30, 2012, the Company’s consolidated statement of financial condition includes nine consolidated VIE’s with $4.5 billion of assets and $2.6 billion of liabilities.

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

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The result of consolidation at June 30, 2012 is the inclusion of $3.2 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $1.3 billion of securitized loans held for investment, the recognition of $1.4 billion of securitized debt associated with Non-Agency RMBS transferred to consolidated VIEs and $1.2 billion of securitized debt associated with loans held for investment. In addition, at June 30, 2012 the Company recognized $26.1 million and $9.6 million of accrued interest receivable and accrued interest payable, respectively, of the securitizations.

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

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to the consolidated VIEs as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$3,151,807	$3,270,332
Securitized loans	1,322,894	256,632
Accrued interest receivable	26,142	26,616
Liabilities
Securitized debt, non-Agency RMBS transferred to consolidated VIEs	$1,371,736	$1,630,276
Securitized debt, loans held for investment	1,203,518	212,778
Accrued interest payable	9,557	8,130

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.

	For the Quarter Ended
	June 30, 2012	June 30, 2011
	(dollars in thousands)
Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	$109,493	$109,003
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	(19,480)	(32,834)
Net interest income	$90,013	$76,169

Total other-than-temporary impairment losses	(3,883)	(8,875)
Portion of loss recognized in other comprehensive income (loss)	(48,081)	(2,708)
Net other-than-temporary credit impairment losses	$(51,964)	$(11,583)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in thousands)
Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	$207,842	$222,960
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	(53,529)	(65,359)
Net interest income	$154,313	$157,601

Total other-than-temporary impairment losses	$(7,269)	(26,888)
Portion of loss recognized in other comprehensive income (loss)	(73,132)	(12,284)
Net other-than-temporary credit impairment losses	$(80,401)	$(39,172)

The amounts recorded on the consolidated statements of cash flows related to consolidated VIEs is presented in the table below for the periods presented.

	For the Quarter Ended
	June 30, 2012	June 30, 2011
	(dollars in thousands)
Amortization of deferred financing costs	2,044	452
Amortization of debt issue costs of securitized debt	(8,986)	3,151
Payment of deferred financing costs	(3,704)	-
Principal payments, RMBS transferred to consolidated VIE's	131,142	190,783
Principal payments, Securitized loans	93,087	23,065
Proceeds from securitized debt borrowings, loans held for investment	405,413	-
Payments on securitized debt borrowings, loans held for investment	(90,765)	(21,298)
Payments on securitized debt borrowings, RMBS transferred to consolidated VIEs	(128,049)	(188,667)
Decrease (increase) in accrued interest receivable	1,557	(2,076)
Increase (decrease) in accrued interest payable	163	(854)
Net cash provided by/(used in) consolidated VIEs	$401,902	$4,556

	For the Six Months Ended:
	June 30, 2012	June 30, 2011
	(dollars in thousands)
Amortization of deferred financing costs	$5,265	$908
Amortization of debt issue costs of securitized debt	(883)	6,503
Payment of deferred financing costs	(8,073)	-
Principal payments, RMBS transferred to consolidated VIE's	263,772	385,168
Principal payments, Securitized loans	114,148	48,402
Proceeds from securitized debt borrowings, loans held for investment	1,101,526	-
Payments on securitized debt borrowings, loans held for investment	(110,495)	(45,159)
Proceeds from securitized debt borrowings, RMBS transferred to consolidated VIEs	-	311,012
Payments on securitized debt borrowings, RMBS transferred to consolidated VIEs	(257,938)	(366,751)
Decrease (increase) in accrued interest receivable	(474)	(1,903)
Increase (decrease) in accrued interest payable	1,427	(380)
Net cash provided by/(used in) consolidated VIEs	$1,108,275	$337,800

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

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$88	$89	$168	$127
Senior interest-only	-	140	128	266
Subordinated	3,124	4,448	4,651	4,858
Agency RMBS	1,570	1,611	1,890	2,273
Total	$4,782	$6,288	$6,837	$7,524

9.  Interest Rate Swaps

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps.  The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest (“pay rate”) in exchange for the right to receive a floating rate of interest (“receive rate”) over a specified period of time.  These derivative financial instrument contracts are not designated as hedges under ASC 815, Derivatives and Hedging.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps.  The Company periodically monitors the credit of its counterparties to determine if it is exposed to counterparty credit risk. See Note 13 for further discussion.

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011.

	Location on Consolidated Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value	Value of Agency RMBS Pledged as Collateral
	(dollars in thousands)

June 30, 2012	Liabilities	$1,355,000	$(54,646)	$59,282
December 31, 2011	Liabilities	$950,000	$(44,467)	$46,647

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income
	Net Unrealized Gains (Losses) on Interest Rate Swaps	Net Realized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended:
June 30, 2012	$(10,992)	$(5,194)
June 30, 2011	$(19,500)	$(4,297)

For the Six Months Ended:
June 30, 2012	$(10,180)	$(9,592)
June 30, 2011	$(9,669)	$(7,144)

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2012 was 1.81% and the weighted average receive rate was 0.25%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2011 was 2.08% and the weighted average receive rate was 0.29%.

The following table summarizes the notional amounts and unrealized gains (losses) of interest rate swap contracts on a gross basis, amounts offset in accordance with netting arrangements and net amounts as presented in the Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)
Gross Amounts	$-	$-	$1,355,000	$54,646
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$1,355,000	$54,646

	December 31, 2011
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)
Gross Amounts	$-	$-	$950,000	$44,467
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$950,000	$44,467

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2012 is approximately $55.0 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the quarter and six months ended June 30, 2012 or 2011.  As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of its common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of the Company’s common stock as well as to make optional cash payments to purchase shares of its common stock. Persons who are not already stockholders may also purchase the Company’s common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, Computershare. The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC.  During the six months ended June 30, 2012 the Company raised $117 thousand by issuing 39,000 shares through the DRSPP.   During the six months ended June 30, 2011 the Company raised $542 thousand by issuing 135,000 shares through the DRSPP. As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares under the DRSPP until filings with the SEC have been timely made for a full year.

During the quarter ended June 30, 2012 the Company declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the quarter ended June 30, 2011, the Company declared dividends to common shareholders totaling $133.4 million, or $0.13 per share.

During the six months ended June 30, 2012 the Company declared dividends to common shareholders totaling $205.4 million, or $0.20 per share.  During the six months ended June 30, 2011, the Company declared dividends to common shareholders totaling $277.1 million, or $0.27 per share.

There was no preferred stock issued or outstanding as of June 30, 2012 and December 31, 2011.

Earnings per share for the quarters and six months ended June 30, 2012 and 2011, respectively, is computed as follows:

	For the Quarter Ended

	June 30, 2012	June 30, 2011
	(dollars in thousands)
Numerator:
Net income	$40,781	$53,979
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$40,781	$53,979

Denominator:
Weighted average basic shares	1,026,809,700	1,026,308,896
Effect of dilutive securities	695,547	821,600
Weighted average dilutive shares	1,027,505,247	1,027,130,496

Net income per average share attributable to common stockholders - Basic	$0.04	$0.05
Net income per average share attributable to common stockholders - Diluted	$0.04	$0.05

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in thousands)
Numerator:
Net income	$121,014	$154,617
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$121,014	$154,617

Denominator:
Weighted average basic shares	1,026,785,896	1,026,259,300
Effect of dilutive securities	711,521	837,662
Weighted average dilutive shares	1,027,497,417	1,027,096,962

Net income per average share attributable to common stockholders - Basic	$0.12	$0.15
Net income per average share attributable to common stockholders - Diluted	$0.12	$0.15

11.  Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors and employees of FIDAC and its affiliates, to reward their efforts, to attract, reward and retain personnel and other service providers, and to align their interest with the common share investors.  The incentive plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards.  The specific award granted to an individual is based upon, in part, the individual’s position within FIDAC, the individual’s position within the Company, his or her contribution to the Company’s performance, as well as the recommendations of FIDAC.  The incentive plan authorizes the granting of options or other awards for an aggregate of the greater of 8.0% of the outstanding shares of the Company’s common stock up to a ceiling of 40,000,000 shares.

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of June 30, 2012, 606,000 shares have vested and 45,000 shares were forfeited.  As of June 30, 2012 there was $12.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date. As of June 30, 2012 there was $1.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at the quarter end. That cost is expected to be recognized over a weighted-average period of 5.5 years. The total fair value of shares vested, less those forfeited, during the quarters ended June 30, 2012 and 2011 was $88 thousand and $121 thousand, respectively, based on the closing price of the stock on the vesting date.  The total fair value of shares vested, less those forfeited, during the six months ended June 30, 2012 and 2011 was $170 thousand and $250 thousand, respectively.  For the quarters ended June 30, 2012 and 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $88 thousand and $125 thousand, respectively.  For the six months ended June 30, 2012 and 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $169 thousand and $249 thousand, respectively.

The Company’s independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company.  Equity based awards granted to the independent director’s vest during the year of service.  For the quarters ended June 30, 2012 and 2011, the Company recognized $75 thousand and $68 thousand, respectively, of stock based compensation to independent directors.  For the six months ended June 30, 2012 and 2011, the Company recognized $150 thousand and $135 thousand, respectively, of stock based compensation to independent directors.

The following table presents information with respect to the Company’s restricted stock awards during the quarters and six months ended June 30, 2012 and June 30, 2011:

	For the Quarter Ended
	June 30, 2012		June 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	726,800	17.72	853,200	17.72
Granted	-	-	-	-
Vested	(31,398)	17.72	(30,662)	17.72
Forfeited	(202)	17.72	(938)	17.72
Unvested shares outstanding - end of period	695,200	17.72	821,600	17.72

	For the Six Months Ended
	June 30, 2012		June 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	758,400	17.72	884,800	17.72
Granted	-	-	-	-
Vested	(62,819)	17.72	(61,700)	17.72
Forfeited	(381)	17.72	(1,500)	17.72
Unvested shares outstanding - end of period	695,200	17.72	821,600	17.72

12.  Income Taxes

As long as the Company qualifies as a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it complies on a continuing basis, through actual investment and operating results, with the REIT requirements including certain asset, income, distribution and stock ownership tests.  Most states recognize REIT status.  During the quarter ended June 30, 2012 the Company recorded no income tax expense and during the quarter ended June 30, 2011 the Company recorded income tax expense of $118 thousand.  During the six months ended June 30, 2012 the Company recorded income tax expense of $2 thousand and during the six months ended June 30, 2011 the Company recorded income tax expense of $816 thousand.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.

The Company files tax returns in several U.S. jurisdictions, including New York State and New York City.  The 2007 through 2012 tax years remain open to U.S. federal, state and local tax examinations.

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

14.  Management Agreement and Related Party Transactions

The Company entered into a management agreement with FIDAC, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  The Compensation Committee of the Board of Directors renewed the management agreement through December 31, 2013.  In 2011 and 2010, the Company paid FIDAC a quarterly management fee equal to 1.50% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.  Effective November 28, 2012, the management fee was reduced to 0.75% per annum of gross Stockholders’ Equity, which reduction will remain in effect until the Company is current on all of its filings required under applicable securities laws.

Management fees accrued and paid to FIDAC for the quarters ended June 30, 2012 and 2011 were $12.9 million and $13.2 million, respectively. Management fees accrued and paid to FIDAC for the six months ended June 30, 2012 and 2011 were $25.8 million and $25.9 million, respectively.

Under the management agreement, the Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarter and six months ended June 30, 2012 the Company reimbursed FIDAC approximately $125 thousand and $240 thousand for such expenses. During the quarter and six months ended June 30, 2011, the Company reimbursed FIDAC approximately $170 thousand and $316 thousand for such expenses.

Because of the Restatement, the Company and FIDAC amended the management agreement on March 8, 2013.  In the amendment, the reduction in the management fee was memorialized.  FIDAC agreed to pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.

The amendment also provides that the independent directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement upon 30 days notice at any time in their sole discretion without the payment of a termination fee.  The amendment also provides that the Company may terminate the management agreement effective immediately if (i) FIDAC engages in any act of fraud, misappropriation of funds, or embezzlement against the Company, (ii) there is an event of any gross negligence on the part of FIDAC in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to FIDAC’s bankruptcy or insolvency, (iv) there is a dissolution of FIDAC, or (v) FIDAC is convicted of (including a plea of nolo contendere) a felony.

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the quarter and six months ended June 30, 2012, fees paid to RCap were $29 thousand and $73 thousand, respectively. During the quarter and six months ended June 30, 2011, fees paid to RCap were $55 thousand.

During the quarters ended June 30, 2012 and 2011, 31,600 shares of restricted stock issued by the Company to FIDAC’s employees vested.  During the six months ended June 30, 2012 and 2011 63,200 shares of restricted stock issued by the Company to FIDAC’s employees vested.

15.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure under ASC 450, Contingencies, as of June 30, 2012 and December 31, 2011.

16.  Immaterial Restatement of Prior Period Amounts

The Company corrected amounts previously reported in total OTTI losses and the non-credit portion of loss recognized in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income as the previous presentation was reported on a cumulative basis.  The current presentation reflects only that portion of total OTTI loss that is incremental for the reporting period by giving consideration to OTTI reported and recognized in prior periods.   For the three month period ending March 31, 2011, the previously reported total OTTI of $70.2 million and the non-credit portion of loss of $37.0 million were reduced by approximately $41.5 million.  For the three month period ending June 30, 2011, the previously reported total OTTI of $72.4 million and the non-credit portion of loss of $10.2 million were reduced by approximately $14.5 million.   For the six month period ending June 30, 2011 the previously reported total OTTI losses of $142.6 million and the non-credit portion of loss of $47.2 million were reduced by approximately $59.6 million.

In the Company’s 2012 Form 10-Q for the period ending March 31, 2012, the Company did not present total OTTI correctly when total cumulative credit losses are greater than total OTTI in the Consolidated Statements of Operations and Comprehensive Income. Total OTTI losses should be reported net of unrealized gains on a security when they occur in the same period as a credit loss.  The previously reported total OTTI and non-credit portion of loss for three month period ending March 31, 2012 of $57.0 million and $8.6 million, respectively, were reduced by $24.9 million.  Additionally, the Company noted an error in the presentation of reclassification items within Comprehensive Income in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012.  This error would result in a reduction of $47.1 million between Unrealized gains (losses) on available-for-sale securities, net, an increase in Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses of $62.6 million and a reduction in Reclassification adjustment for net realized losses (gains) included in net income (loss) of $15.5 million.  These adjustments are soley between the components of Accumulated Other Comprehensive Income (Loss) and have no impact on Total stockholders’ equity.  The errors noted related to March 31, 2012 will be corrected in the Company’s future filings that presents such information. The six month period ended June 30, 2012 reflects the correction of the March 31, 2012 errors.

The correction had no impact on any previously reported Net other-than-temporary credit impairment losses, Net income (loss), Other comprehensive income (loss), Net income (loss) per share available to common shareholders or Consolidated Statements of Cash Flows.

17.  Subsequent Events

The Board of Directors of the Company initiated a regular quarterly dividend of $0.09 per common share for the third and fourth quarter of 2012, and for each quarter of 2013. The Board of Directors declared common stock cash dividends of $0.09 per common share for the third and fourth quarter of 2012, and the first three quarters of 2013. For the four quarters of 2012, the Company paid cash dividends totaling $0.38 per common share, and for the first two quarters of 2013, the Company paid cash dividends totaling $0.18 per common share. The third quarter 2013 dividend will be paid on October 31, 2013.

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

●	our ability to timely file our periodic reports with the SEC;
●	our expectations regarding materiality or significance;
●	the effectiveness of our disclosure controls and procedures;
●	material weaknesses in our internal controls over financial reporting;
●	additional information may arise from the preparation of our financial statements;
●	our internal controls over financial reporting may be inadequate or have weaknesses of which we are not currently aware or which have not been detected;
●	general volatility of the securities markets in which we invest;
●	the impact of and changes to various government programs;
●	our expected investments;
●	changes in the value of our investments;
●	interest rate mismatches between our investments and our borrowings used to fund such purchases;
●	changes in interest rates and mortgage prepayment rates;
●	effects of interest rate caps on our adjustable-rate investments;
●	rates of default or decreased recovery rates on our investments;
●	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;
●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
●	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;
●	availability of investment opportunities in real estate-related and other securities;
●	availability of qualified personnel;
●	estimates relating to our ability to make distributions to our stockholders in the future;
●	our understanding of our competition;
●	market trends in our industry, interest rates, the debt securities markets or the general economy;

●	our ability to maintain our classification as a REIT for federal income tax purposes; and
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940.

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

Special Note Regarding this Form 10-Q

Unless otherwise indicated herein or as may be required by law (including, without limitation, to reflect the effects of the Restatement, as defined below), the disclosure included in this Form 10-Q is presented as of June 30, 2012.  Accordingly, this Form 10-Q does not reflect all events occurring after June 30, 2012 (except as required by law, or as required by ASC 855, Subsequent Events), and we have not undertaken to update each and every item included in this Form 10-Q to reflect such events.  Therefore, this Form 10-Q should be read in conjunction with our filings we have previously made with the Securities and Exchange Commission subsequent to June 30, 2012.

Restatement

We restated our previously issued (i) Consolidated Statements of Financial Condition included in our Annual Report on Form 10-K as of December 31, 2010 and (ii) Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Stockholders’ Equity (Deficit), and Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, including the cumulative effect of the Restatement on Retained earnings (accumulated deficit) as of the earliest period presented (the “Restatement”) as part of our Form 10-K for the year ended December 31, 2011.  The Restatement also impacted each of the quarters for the periods beginning with our inception in November 2007 through the quarter ended September 30, 2011.   The historical interim periods included in this Form 10-Q have been restated to reflect the Restatement.

As discussed in Note 16, we corrected amounts previously reported in total OTTI losses and the non-credit portion of loss recognized in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income as the previous presentation was reported on a cumulative basis.  The current presentation reflects only that portion of total OTTI loss that is incremental for the reporting period by giving consideration to OTTI reported and recognized in prior periods.   For the three month period ending March 31, 2011, the previously reported total OTTI of $70.2 million and the non-credit portion of loss of $37.0 million were reduced by approximately $41.5 million.  For the three month period ending June 30, 2011, the previously reported total OTTI of $72.4 million and the non-credit portion of loss of $10.2 million were reduced by approximately $14.5 million.   For the six month period ending June 30, 2011 the previously reported total OTTI losses of $142.6 million and the non-credit portion of loss of $47.2 million were reduced by approximately $59.6 million.

In our 2012 Form 10-Q for the period ending March 31, 2012, we did not present total OTTI correctly when total cumulative credit losses are greater than total OTTI in the Consolidated Statements of Operations and Comprehensive Income. Total OTTI losses should be reported net of unrealized gains on a security when they occur in the same period as a credit loss.  The previously reported total OTTI and non-credit portion of loss for three month period ending March 31, 2012 of $57.0 million and $8.6 million, respectively, were reduced by $24.9 million.  Additionally, we noted an error in the presentation of reclassification items within Comprehensive Income in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012.  This error would result in a net reclassification of $47.1 million between Unrealized gains (losses) on available-for-sale securities, net, Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses of $62.6 million and Reclassification adjustment for net realized losses (gains) included in net income (loss) of $15.5 million.  The errors noted related to March 31, 2012 will be corrected in our future filings that presents such information. The six month period ended June 30, 2012 reflects the correction of the March 31, 2012 errors. For the years ended December 31, 2011 and December 31, 2010 the previously reported total OTTI losses of $418.1 million and $295.4 million, respectively, and the non-credit portion of loss recognized in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income of $61.0 million and $163.5 million, respectively, will be reduced by approximately $176.2 million and $255.7 million, respectively, in our 2012 Form 10-K.

The correction had no impact on any previously reported Net other-than-temporary credit impairment losses, Net income (loss), Other comprehensive income (loss), Net income (loss) per share available to common shareholders or Consolidated Statements of Cash Flows.

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

Our targeted asset classes and the principal investments we have made and in which we may in the future invest are:

Asset Class	Principal Investments
RMBS	●	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

	●	Agency RMBS.

	●	Interest-only RMBS.

Residential Mortgage Loans	●
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

●
FHA/VA insured loans, which are mortgage loans that comply with the underwriting guidelines of the Federal Housing Administration (FHA) or Department of Veteran Affairs (VA) and which are guaranteed by the FHA or VA, respectively.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at June 30, 2012 was weighted toward Non-Agency RMBS.   At June 30, 2012, based on the outstanding principal balance of our interest earning assets, approximately 72.9% of our investment portfolio was Non-Agency RMBS, 18.1% of our investment portfolio was Agency RMBS, and 9.0% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2011, based on the outstanding principal balance of our interest earning assets, approximately 75.4% of our investment portfolio was Non-Agency RMBS, 21.1% of our investment portfolio was Agency RMBS, and 3.5% of our investment portfolio was securitized residential mortgage loans. We expect that over the near term, our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

We use leverage to seek to increase our potential returns and to fund the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We expect to finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities, securitizations, commercial paper and term financing CDOs.  We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps and caps, to reduce the effect of interest rate fluctuations related to our financing sources.

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

For mortgage loan and RMBS investments purchased at a discount, as prepayment speeds increase, the amount of income we earn increases from the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in decreased income as the accretion of the purchase discount into interest income occurs over a longer period.  Recently, the correlation between interest rates and prepayment has not followed normal trends for certain asset classes.  Due to economic hardship, some borrowers have been unable to refinance their loans as underwriting standards are more stringent and credit conditions remain restrictive.

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

GAAP requires us to consolidate certain securitizations and re-securitization transactions where we have determined that we are the primary beneficiary.  In these transactions, we transferred assets to the trusts, which issued tranches of senior and subordinate notes or certificates.  We sold the senior tranches and therefore have no continuing involvement in these trusts other than being a holder of notes or certificates issued by the trusts, with the same rights as other holders of the notes or certificates, except as it relates to CSMC 2012-CIM1 and CSMC 2012-CIM2. As it relates solely to CSMC 2012-CIM1 and CSMC 2012-CIM2, the Company has the ability to approve loan modifications and determine the course of action to be taken as it relates to loans in technical default, including whether or not to proceed with foreclosure.  The notes and certificates we own that were issued by the trusts are largely subordinated interests in those trusts.  The trusts have no recourse to our assets other than pursuant to a breach by us of the transaction documents related to the transfer of the assets by us to the trusts, but are presented as if we own 100% of the trust.

For re-securitized RMBS transactions, we present the re-securitized assets related to the consolidated trusts in our consolidated statements of financial condition as Non-Agency RMBS transferred to consolidated VIEs and securitized loans held for investment and the liabilities as Securitized debt, Non-Agency RMBS transferred to consolidated VIEs and securitized loans held for investment.  We have presented the underlying securities we transferred to the trusts for the calculation of GAAP book value at fair value and recorded the corresponding liability for the notes or certificates sold to third parties at amortized cost.  Fair value adjustments that are not credit related are recorded in Other Comprehensive Income. Credit related impairments are deemed other-than-temporary and are recorded in earnings.

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

At June 30, 2012 the difference between GAAP book value and estimated economic book value was determined to be $240.2 million.  At December 31, 2011 the difference between GAAP book value and estimated economic book value was determined to be $159.2 million.  This difference is primarily driven by the nature of the assets we have retained in these re-securitization transactions as compared to the nature of underlying loans and securities in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the re-securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the underlying securities owned by the trusts.  The tables below present the adjustments to GAAP book value necessary to reflect our calculation of estimated economic book value as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands, except per share data)
Assets:
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$665	$-	$665
Senior interest-only	210,505	-	210,505
Subordinated	640,425	-	640,425
Subordinated interest-only	20,612	-	20,612
RMBS transferred to consolidated VIEs	3,151,807	(1,593,867)	1,557,940
Agency Mortgage-Backed Securities, at fair value	2,779,239	-	2,779,239
Securitized loans held for investment, net of allowance for loan losses	1,322,894	(1,221,628)	101,266
Other assets	180,438	-	180,438
Total assets	$8,306,585	$(2,815,495)	$5,491,090

Liabilities:
Repurchase agreements, Agency RMBS	2,362,088	-	2,362,088
Securitized debt, Non-Agency RMBS transferred to consolidated VIEs	1,371,736	(1,371,736)	-
Securitized debt, loans held for investment	1,203,518	(1,203,518)	-
Other liabilities	188,529	-	188,529
Total liabilities	5,125,871	(2,575,254)	2,550,617

Total stockholders' equity	3,180,714	(240,241)	2,940,473
Total liabilities and stockholders' equity	$8,306,585	$(2,815,495)	$5,491,090

Book Value Per Share	$3.10	$(0.23)	$2.87

	December 31, 2011
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands, except per share data)
Assets:
Non-Agency Mortgage-Backed Securities, at fair value
Senior	$1,020	$-	$1,020
Senior interest-only	188,679	-	188,679
Subordinated	606,895	-	606,895
Subordinated interest-only	22,019	-	22,019
RMBS transferred to consolidated VIEs	3,270,332	(1,789,514)	1,480,818
Agency Mortgage-Backed Securities, at fair value	3,144,531	-	3,144,531
Securitized loans held for investment, net of allowance for loan losses	256,632	-	256,632
Other assets	257,027	-	257,027
Total assets	$7,747,135	$(1,789,514)	$5,957,621

Liabilities:
Repurchase agreements, Agency RMBS	2,672,989	-	2,672,989
Securitized debt, Non-Agency RMBS transferred to consolidated VIEs	1,630,276	(1,630,276)	-
Securitized debt, loans held for investment	212,778	-	212,778
Other liabilities	183,473	-	183,473
Total liabilities	4,699,516	(1,630,276)	3,069,240

Total stockholders' equity	3,047,619	(159,238)	2,888,381
Total liabilities and stockholders' equity	$7,747,135	$(1,789,514)	$5,957,621

Book Value Per Share	$2.97	$(0.15)	$2.81

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

Portfolio Review

During the quarter ended June 30, 2012, on an aggregate basis, we purchased $25.2 million and received $310.2 million in principal payments related to our Agency and Non-Agency RMBS portfolio.  We purchased $432.0 million of securitized loans and received $93.1 million in paydowns related to our securitized loans.

The following table summarizes certain characteristics of our portfolio at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

Interest earning assets at period-end *	$8,126,147	$7,490,108
Interest bearing liabilities at period-end	$4,937,342	$4,516,043
Leverage at period-end	1.6:1	1.5:1
Leverage at period-end (recourse)	0.7:1	0.9:1
Portfolio Composition, at principal value
Non-Agency RMBS	72.9%	75.4%
Senior	0.0%	0.0%
Senior, interest only	27.8%	26.1%
Subordinated	9.2%	9.7%
Subordinated, interest only	1.9%	1.9%
RMBS transferred to consolidated variable interest entities	34.0%	37.7%
Agency RMBS	18.1%	21.1%
Securitized loans	9.0%	3.5%
Fixed-rate percentage of portfolio	76.9%	74.9%
Adjustable-rate percentage of portfolio	23.1%	25.1%

* Excludes cash and cash equivalents.

The following table presents details of each asset class in our portfolio at June 30, 2012 and December 31, 2011.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$718	$92.39	$92.70	1.01%	4.19%	21.19%	22.93%	26.73%	74.21%	77.89%	$-
Senior, interest only	$4,082,598	$5.09	$5.16	1.97%	13.28%	17.17%	16.12%	21.24%	52.72%	0.00%	$-
Subordinated	$1,344,612	$47.77	$47.63	3.24%	10.66%	19.06%	18.09%	19.00%	51.55%	19.69%	$14,416
Subordinated, interest only	$271,413	$6.92	$7.59	2.66%	6.13%	16.20%	15.27%	23.10%	45.51%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$4,991,190	$53.44	$64.45	5.10%	15.19%	15.00%	14.08%	31.03%	58.37%	2.99%	$61,425
Agency Mortgage-Backed Securities	$2,652,079	$103.06	$107.69	4.65%	3.76%	20.73%	18.50%	NA	NA	0.00%	$-
Securitized loans	$1,319,485	$101.14	$101.31	4.89%	4.37%	21.10%	4.77%	0.75%	4.46%	9.67%	$1,229

(1) Bond Equivalent Yield at period end.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.).

	December 31, 2011
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted \Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,115	$95.13	$91.55	1.02%	2.95%	20.23%	14.55%	30.99%	68.49%	75.11%	$-
Senior, interest only	$3,734,452	$5.34	$5.05	1.96%	13.28%	15.80%	17.02%	19.77%	49.98%	0.00%	$-
Subordinated	$1,378,891	$47.44	$44.01	3.44%	9.57%	16.48%	17.56%	19.48%	50.07%	19.03%	$19,964
Subordinated, interest only	$277,560	$7.89	$7.93	2.94%	9.93%	13.31%	15.07%	24.30%	45.80%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$5,265,128	$55.14	$62.11	5.32%	14.56%	12.40%	14.70%	32.26%	57.61%	4.15%	$161,263
Agency Mortgage-Backed Securities	$2,937,041	$103.07	$107.06	4.66%	3.83%	28.49%	24.59%	NA	NA	100.00%	$-
Securitized loans	$268,122	$100.92	$83.14	3.05%	4.77%	24.91%	23.51%	6.17%	39.86%	8.86%	$1,323

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

The following table presents changes to Accretable Discount and Non-Accretable Difference as it pertains to our entire Non-Agency RMBS portfolio for assets with purchase discounts for the quarters and six months ended June 30, 2012 and 2011.

	For the Quarter Ended
	June 30, 2012		June 30, 2011
	(dollars in thousands)
	Accretable Discount	Non- Accretable Difference	Accretable Discount	Non- Accretable Difference
Balance at beginning of period	$1,212,274	$1,824,956	$1,058,392	$1,858,763
Accretion of discount	(38,197)	-	(29,289)	-
Principal Writedowns	-	(88,568)	-	(44,590)
Purchases	-	-	20,053	7,527
Sales	-	-	(2,278)	-
Net other-than-temporary credit impairment losses	-	65,687	-	62,170
Transfers from credit reserve	71,987	(71,987)	304,930	(304,930)
Transfers to credit reserve	(43,107)	43,107	(78,534)	78,534
Balance at end of period	$1,202,957	$1,773,195	$1,273,274	$1,657,474

	For the Six Months Ended
	June 30, 2012		June 30, 2011
	(dollars in thousands)
	Accretable Discount	Non- Accretable Difference	Accretable Discount	Non- Accretable Difference
Balance at beginning of period	$1,176,019	$1,931,930	$1,098,061	$1,879,475
Accretion of discount	(74,527)	-	(57,647)	-
Principal Writedowns	-	(145,940)	-	(85,977)
Purchases	29,562	16,063	29,020	71,892
Sales	33,939	(104,945)	4,913	(104,342)
Net other-than-temporary credit impairment losses	-	114,051	-	95,353
Transfers from credit reserve	107,933	(107,933)	338,198	(338,198)
Transfers to credit reserve	(69,969)	69,969	(139,271)	139,271
Balance at end of period	$1,202,957	$1,773,195	$1,273,274	$1,657,474

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 6 financial institution counterparties as of June 30, 2012 that are either domiciled in Europe or are a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at June 30, 2012:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	225,796	$-	$11,196	0.13%
Germany	1	296,603	(15,965)	1,983	0.02%
Netherlands	1	280,306	-	13,946	0.17%
Switzerland	2	457,766	(38,681)	(15,443)	-0.19%
United Kingdom	1	204,163	-	7,285	0.09%
Total	6	$1,464,634	$(54,646)	$18,967	0.22%

(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At June 30, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Results of Operations for the Quarters and Six Months Ended June 30, 2012 and 2011

All prior results of operations presented below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Quarters and Six Months ended June 30, 2012 and 2011” have been revised to reflect the effects of the Restatement.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this report, interest expense includes net interest payments on interest rate swaps, which is presented as Realized gains (losses) on interest rate swaps in our Consolidated Statements of Operations and Comprehensive Income.  Interest rate swaps are used to hedge the increase in interest paid on repurchase agreements in a rising rate environment.  Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments.  Management believes this presentation is useful to investors because this presentation depicts the economic value of our investment strategy, by showing actual interest expense and net interest income.  Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense.  Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Net Interest Income	Less: Realized Net Losses on Interest Rate Swaps	Economic Net Interest Income (1)	GAAP Interest Expense	Add: Realized Net Losses on Interest Rate Swaps	Economic Interest Expense
For the Quarter Ended June 30, 2012	$139,571	$5,194	$134,375	$21,953	$5,194	$27,147
For the Quarter Ended March 31, 2012	$113,293	$4,398	$108,892	$36,375	$4,398	$40,773
For the Year Ended December 31, 2011	$570,166	$15,929	$554,223	$134,858	$15,929	$150,787
For the Quarter Ended December 31, 2011	$136,845	$4,285	$132,559	$30,696	$4,285	$34,981
For the Quarter Ended September 30, 2011	$152,789	$4,500	$148,289	$32,792	$4,500	$37,292
For the Quarter Ended June 30, 2011	$144,066	$4,297	$139,767	$35,793	$4,297	$40,090

(1) Excludes cash and cash equivalents.

Interest Income and Average Earning Asset Yield

We had average interest earning assets of $9.9 billion and $12.1 billion for the quarters ended June 30, 2012 and 2011, respectively, and $9.8 billion and $11.7 billion for the six months ended June 30, 2012 and 2011, respectively. Our primary source of income is interest income earned on our assets.  Our interest income was $161.5 million and $179.9 million for the quarters ended June 30, 2012 and 2011, respectively, and $311.2 million and $351.9 million for the six months ended June 30, 2012 and 2011, respectively. The yield on our portfolio was 6.53% and 5.96% for the quarters ended June 30, 2012 and 2011, respectively, and 6.36% and 6.04% for the six months ended June 30, 2012 and 2011, respectively.  For the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011, interest income decreased by $18.3 million due primarily to a decrease in average interest earning assets of $2.2 billion. For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, interest income decreased by $40.7 million due primarily to a decrease in average interest earning assets of $1.9 billion.

Economic Interest Expense and the Cost of Funds

We had average borrowed funds of $4.7 billion and $6.6 billion and total economic interest expense of $27.1 million and $40.1 million for the quarters ended June 30, 2012 and 2011, respectively. We had average borrowed funds of $4.5 billion and $6.1 billion and total economic interest expense of $67.9 million and $78.5 million for the six months ended June 30, 2012 and 2011, respectively.  Our average cost of funds was 2.30% and 2.44% for the quarters ended June 30, 2012 and 2011, respectively. Our average cost of funds was 2.44% and 2.56% for the six months ended June 30, 2012 and 2011, respectively.  The economic average cost of funds decreased by 14 basis points and the average borrowed funds decreased by $1.8 billion during the quarter ended June 30, 2012, when compared to the quarter ended June 30, 2011. We attribute the decrease in the annualized cost of funds to changes in the timing of the amortization of debt issue costs.

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

Average Cost of Funds
	Average Borrowed Funds	Economic Interest Expense (1)	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For the quarter ended June 30, 2012	$4,718,431	$27,147	2.30%	0.24%	0.73%	(0.49%)	2.06%	1.57%
For the quarter ended March 31, 2012	$4,358,333	$40,773	3.74%	0.26%	0.76%	(0.50%)	3.48%	2.98%
For the year ended December 31, 2011	$5,989,117	$150,787	2.52%	0.23%	0.51%	(0.28%)	2.29%	2.01%
For the quarter ended December 31, 2011	$5,317,006	$34,981	2.63%	0.26%	0.68%	(0.42%)	2.37%	1.95%
For the quarter ended September 30, 2011	$6,390,222	$37,292	2.33%	0.21%	0.47%	(0.26%)	2.12%	1.86%
For the quarter ended June 30, 2011	$6,560,926	$40,090	2.44%	0.20%	0.42%	(0.22%)	2.24%	2.02%

(1) Includes effect of realized losses on interest rate swaps.

Net Income (Loss) Summary

Our net income for the quarter ended June 30, 2012 was $40.8 million and net income per basic and diluted share was $0.04.  Our net income for the quarter ended June 30, 2011 was $54.0 million and net income per basic and diluted share were $0.05. Net income decreased by $13.2 million for the quarter ended June 30, 2012 as compared to June 30, 2011.  The decrease in net income and our net income per share for the quarter ended June 30, 2012 as compared to June 30, 2011 is attributable to a decrease in net interest income, an increase in OTTI, and an increase in unrealized losses on our interest-only RMBS.

Our net income for the six months ended June 30, 2012 was $121.0 million and earnings per basic and diluted share was $0.12. Our net income for the six months ended June 30, 2011 was $154.6 million and earnings per basic and diluted share were $0.15. Our net income was generated primarily by interest income on our portfolio.  Net income decreased by $33.6 million for the six months ended June 30, 2012 as compared to June 30, 2011.  The decrease in our net income and our net income per share is attributable to a decrease in net interest income on our investments and an increase in OTTI recognized in earnings on our Non-Agency RMBS.

During the quarters ended June 30, 2012 and 2011, the Company recognized approximately $65.7 million and $62.2 million of net other-than-temporary credit impairment losses in earnings related to Non-Agency RMBS as fair values and the present value of cash flows expected to be collected were below amortized cost. The increase in OTTI is attributable to adverse changes in cash flows expected to be collected.  The adverse change in cash flows is mainly attributable to increases in projected impairment, principal write downs, continued deterioration in the credit quality of our Non-Agency RMBS, and slowing prepayment speeds, which result in a decrease in the present value of cash flows expected to be collected.

During the six months ended June 30, 2012 and 2011, the Company recognized approximately $114.1 million and $95.4 million of net other-than-temporary credit impairment losses in earnings related to Non-Agency RMBS as fair values and the present value of cash flows expected to be collected were below amortized cost.

Other-than-temporary impairment charges, which were recognized on Non-Agency RMBS, reflect changes in our estimate of the extent and timing of cash flows expected to be collected that reflect consideration of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security. At June 30, 2012, we had a gross unrealized loss of $491 thousand related to Agency RMBS and a gross unrealized loss of $79.0 million related to Non-Agency RMBS.  Impairments on Agency RMBS in an unrealized loss position at June 30, 2012 are considered temporary and not credit related. Unrealized losses on Non-Agency RMBS for which no OTTI was recorded during the quarter are considered temporary based on an estimate of the cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. Significant judgment is used in estimating both the Company’s cash flows expected to be collected for its Non-Agency RMBS and the credit component of OTTI.  Refer to “Significant Accounting Policies” in the accompanying notes to the consolidated financial statements for more information regarding the recognition of OTTI.

The table below presents the net income (loss) summary for the quarters and six months ended June 30, 2012 and 2011.

Net Income (Loss)
(dollars in thousands)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Interest Income:
Interest income	$52,031	$70,856	$103,350	$128,942
Interest expense	(2,473)	(2,959)	(4,799)	(6,011)

Interest income, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	109,493	109,003	207,842	222,960
Interest expense, Non-Agency RMBS and securitized loans transferred to consolidated VIEs	(19,480)	(32,834)	(53,529)	(65,359)
Net interest income (expense)	139,571	144,066	252,864	280,532
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(12,474)	(57,926)	(44,551)	(82,974)
Non-credit portion of loss recognized in other comprehensive income (loss)	(53,213)	(4,244)	(69,500)	(12,379)
Net other-than-temporary credit impairment losses	(65,687)	(62,170)	(114,051)	(95,353)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(10,992)	(19,500)	(10,180)	(9,669)
Realized gains (losses) on interest rate swaps	(5,194)	(4,297)	(9,592)	(7,144)
Realized gains (losses) on terminations of interest rate swaps	-	-	-	-
Gains (losses) on interest rate swaps	(16,186)	(23,797)	(19,772)	(16,813)
Net unrealized gains (losses) on interest-only RMBS	(2,532)	11,883	15,415	15,989
Realized gains (losses) on sales of investments, net	-	(913)	16,010	1,729
Total other gains (losses)	(18,718)	(12,827)	11,653	905
Net investment income (loss)	55,166	69,069	150,466	186,084
Other expenses:
Management fee to affiliate	12,903	13,152	25,812	25,902
Provision for loan losses	(1,059)	-	(892)	1,442
General and administrative expenses	2,541	1,820	4,530	3,307
Total other expenses	14,385	14,972	29,450	30,651
Income (loss) before income taxes	40,781	54,097	121,016	155,433
Income taxes	-	118	2	816
Net income (loss)	$40,781	$53,979	$121,014	$154,617

Economic Net Interest Income

Our economic net interest income, which equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on interest rate swaps, totaled $134.4 million and $139.8 million for the quarters ended June 30, 2012 and 2011, respectively, and $243.3 million and $273.4 million for the six months ended June 30, 2012 and 2011, respectively.  Our net interest spread, which equals the yield on our average assets for the period less the economic average cost of funds for the period, was 4.23% and 3.52% for the quarters ended June 30, 2012 and 2011, respectively, and 3.37% and 3.48% for the six months ended June 30, 2012 and 2011, respectively.  We attribute the decline in economic net interest income in 2012 compared to 2011 to the decrease in accretion recorded on our Non-Agency RMBS portfolio, a decrease in interest earning assets, and an increase in our cost of funds.

The table below shows our average earning assets held, total interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense (including the effect of realized losses on interest rate swaps), average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

Economic Net Interest Income
	Average Earning Assets Held (1)	Interest Earned on Assets (1)	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Economic Average Cost of Funds	Economic Net Interest Income (1) (2)	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)
For the quarter ended June 30, 2012	$9,898,151	$161,522	6.53%	$4,718,431	$27,147	2.30%	$134,375	4.23%
For the quarter ended March 31, 2012	$9,664,096	$149,665	6.19%	$4,358,333	$40,773	3.74%	$108,892	2.45%
For the year ended December 31, 2011	$11,438,442	$705,010	6.16%	$5,989,117	$150,787	2.52%	$554,223	3.64%
For the quarter ended December 31, 2011	$10,636,688	$167,540	6.30%	$5,317,006	$34,981	2.63%	$132,559	3.67%
For the quarter ended September 30, 2011	$11,803,044	$185,581	6.29%	$6,390,222	$37,292	2.33%	$148,289	3.96%
For the quarter ended June 30, 2011	$12,078,396	$179,857	5.96%	$6,560,926	$40,090	2.44%	$139,767	3.52%

(1) Excludes cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps.

Gains and Losses on Sales of Assets

During the quarter ended June 30, 2012, we did not sell any investments. During the quarter ended June 30, 2011, we sold RMBS with a carrying value of $23.1 million for realized losses of $913 thousand. During the six months ended June 30, 2012 and 2011, we sold RMBS with a carrying value of $63.0 million and $666.8 million for realized gains of $16.0 million and $1.7 million, respectively.

Secured Debt Financing Transactions

During the six months ended June 30, 2012, we financed the purchase of $1.2 billion of jumbo prime whole loans by securitizing and selling senior bonds to third party investors for net proceeds of $1.1 billion. We retained the subordinate tranches of the securitization.  We did not re-securitize RMBS or jumbo prime whole loans during the quarter and six months ended June 30, 2011.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $12.9 million and $13.2 million for the quarters ended June 30, 2012 and 2011, respectively, and $25.8 million and $25.9 million for the six months ended June 2012 and 2011, respectively.  The management fee is based on our stockholders’ equity as defined in the investment management agreement.

General and administrative (or G&A) expenses were $2.5 million and $1.8 million for the quarters ended June 30, 2012 and 2011, respectively, and $4.5 million and $3.3 million for the six months ended June 30, 2012 and 2011, respectively.  Our G&A expenses increased primarily due to servicing fees associated with the CSMC 2012-CIM1 and CSMC 2012-CIM2 securitizations.

Our Manager has agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency residential mortgage-backed securities portfolio (the “Evaluation”); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees of $542,400),  outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

Total Management fee and G&A expenses as a percentage of average total assets were 0.75% and 0.59% for the quarters ended June 30, 2012 and 2011, respectively, and 0.73% and 0.64% for the six months ended June 30, 2012 and 2011, respectively.

From our inception through 2009, FIDAC waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.  During the quarter ended June 30, 2012 and 2011, we reimbursed FIDAC approximately $125 thousand and $170 thousand for such expenses, respectively.  During the six months ended June 30, 2012 and 2011, we reimbursed FIDAC approximately $240 thousand and $316 thousand for such expenses, respectively.

The table below shows our total management fee, and G&A expenses as compared to average total assets and average equity for the periods presented.

Management Fees, G&A Expenses and Operating Expense Ratios

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the quarter ended June 30, 2012	$15,444	0.75%	1.95%
For the quarter ended March 31, 2012	$14,898	0.74%	1.92%
For the year ended December 31, 2011	$59,236	0.75%	1.76%
For the quarter ended December 31, 2011	$14,945	0.68%	1.87%
For the quarter ended September 30, 2011	$15,082	0.61%	1.78%
For the quarter ended June 30, 2011	$14,972	0.59%	1.72%

Net Income (Loss) and Return on Average Equity

Our net income was $40.8 million and $54.0 million for the quarters ended June 30, 2012 and 2011, respectively, and $121.0 million and $154.6 million for the six months ended June 30, 2012 and 2011, respectively. The table below shows our economic net interest income, realized gains (losses) on sale of assets and the credit related OTTI, realized and unrealized gains (losses) on interest rate swaps and IOs, total management fee and G&A expenses, and income tax, each as a percentage of average equity, and the return on average equity for the periods presented. Our return on average equity decreased from 6.19% for the quarter ended June 30, 2011 to 5.14% for the quarter ended June 30, 2012 and from 8.70% for the six months ended June 30, 2011 to 7.62% for the six months ended June 30, 2012 primarily due to a decrease in economic net interest income and an increase in OTTI recognized in earnings.

Components of Return on Average Equity

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Income Tax Benefit/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For the quarter ended June 30, 2012	16.93%	(8.14%)	(1.70%)	(1.95%)	0.00%	5.14%
For the quarter ended March 31, 2012	14.01%	(4.18%)	2.41%	(1.92%)	0.00%	10.32%
For the year ended December 31, 2011	16.47%	(9.16%)	(1.46%)	(1.76%)	(0.02%)	4.08%
For the quarter ended December 31, 2011	16.59%	(7.82%)	(1.55%)	(1.87%)	0.00%	5.35%
For the quarter ended September 30, 2011	17.49%	(17.75%)	(5.06%)	(1.78%)	0.02%	(7.08%)
For the quarter ended June 30, 2011	16.04%	(7.23%)	(0.87%)	(1.72%)	(0.01%)	6.19%

* Includes the effect of realized losses on interest rate swaps

Liquidity and Capital Resources

General

Liquidity measures our ability to meet cash requirements, including ongoing commitments to repay our borrowings, purchase RMBS, mortgage loans and other assets for our portfolio, pay dividends and other general business needs.  Our principal sources of capital and funds for additional investments primarily include earnings from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, and proceeds from equity offerings.

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing.  The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions include changes to the margin maintenance requirements, cross default provisions, required haircuts (or the percentage that is subtracted from the par value of RMBS that collateralizes the financing), purchase price maintenance requirements, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction.  These provisions may differ for each of our lenders.

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

Current Period

We held cash and cash equivalents of approximately $116.2 million and $206.3 million at June 30, 2012 and December 31, 2011, respectively.

Our operating activities provided net cash of approximately $189.4 million and $223.0 million for the six months ended June 30, 2012 and 2011, respectively. The cash provided by operating activities decreased for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011 due primarily to a decrease in economic net interest income earned on the portfolio of $30.1 million.

Our investing activities resulted in the net use of cash of $467.8 million and $2.3 billion for the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2012 we utilized cash largely to purchase $1.2 billion in jumbo prime whole loans which was offset by principal payments of $740.5 million related to all our assets.  During the six months ended June 30, 2011 we utilized cash to purchase $3.7 billion in securities which was offset by proceeds from asset sales of $668.5 million and principal payments of $677.8 million related to all our assets.  The decrease in cash used for investing activities for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011 is primarily attributable to a decline in asset purchases.

Our financing activities provided net cash of $188.4 million and $2.1 billion for the six months ended June 30, 2012 and 2011, respectively.  The six months ended June 30, 2012 reflected net payments on repurchase agreements of $310.9 million as compared to net proceeds from repurchase agreements of $2.5 billion for the six months ended June 30, 2011. In addition, the six months ended June 30, 2012 reflected net proceeds from securitized debt borrowings of $1.1 billion associated with the issuance of debt in the CSMC 2012-CIM1 and CSMC 2012-CIM2 securitization trusts, as compared to net proceeds from securitized debt borrowings of $311.0 million for the six months ended June 30, 2011.

We expect to continue to finance our activities largely through repurchase agreements. In addition, we may from time to time sell securities as a source of cash to fund new purchases.

At June 30, 2012 and December 31, 2011, the remaining maturities on our RMBS repurchase agreements were as follows.

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Overnight	$-	$-
1-29 days	1,084,286	1,368,945
30 to 59 days	705,523	836,007
60 to 89 days	-	-
90 to 119 days	279,968	171,836
Greater than or equal to 120 days	292,311	296,201
Total	$2,362,088	$2,672,989

We collateralize the repurchase agreements we use to finance our operations with Agency RMBS.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which vary from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS values occur.  At June 30, 2012, the weighted average haircut on our repurchase agreements was 5%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the asset values in the aggregate exceeds their allowable exposure to us.  A decline in asset values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average repurchase balance and repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average balances except in periods where we are adjusting the size of our portfolio by using leverage.  Our repurchase agreement balance at June 30, 2012 decreased compared to our average repurchase agreement balance for the quarter ended December 31, 2011 due to sales of Agency RMBS during the fourth quarter of 2011.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter Ended June 30, 2012	$2,412,827	$2,362,088
Quarter Ended March 31, 2012	$2,554,295	$2,502,870
Year Ended December 31, 2011	$3,843,683	$2,672,989
Quarter Ended December 31, 2011	$3,379,539	$2,672,989
Quarter Ended September 30, 2011	$4,301,251	$4,171,190
Quarter Ended June 30, 2011	$4,308,787	$4,320,487

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At June 30, 2012 and December 31, 2011 our total debt was approximately $4.9 billion and $4.5 billion, which represented a debt-to-equity ratio of approximately 1.6:1 and 1.5:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

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

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the quarters ended June 30, 2012 or 2011. As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we will not be able to issue shares of our common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

On September 24, 2009, we implemented a Dividend Reinvestment and Share Purchase Plan, or DRSPP.  The DRSPP provided holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock.  The DRSPP was administered by the Administrator, Computershare. During the six months ended June 30, 2012 we raised $117 thousand by issuing 39,000 shares through the DRSPP.  During the six months ended June 30, 2011 we raised $542 thousand by issuing 135,000  shares through the DRSPP.  The DRSPP was suspended when we were no longer current on our filings.  As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we will not be able to issue shares of our DRSPP until filings with the SEC have been timely made for a full year.

During the quarter ended June 30, 2012 we declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the quarter ended June 30, 2011, we declared dividends to common shareholders totaling $133.4 million, or $0.13 per share.

During the six months ended June 30, 2012 the Company declared dividends to common shareholders totaling $205.4 million, or $0.20 per share.  During the six months ended June 30, 2011, the Company declared dividends to common shareholders totaling $277.1 million, or $0.27 per share.

The Board of Directors has initiated a regular quarterly dividend of $0.09 per common share for the third and fourth quarter of 2012, and for each quarter of 2013.

There was no preferred stock issued or outstanding as of June 30, 2012 and December 31, 2011.

Related Party Transactions

Management Agreement

On November 15, 2007 we entered into a management agreement with FIDAC, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  The Compensation Committee of the Board of Directors renewed the management agreement through December 31, 2013.  In 2011 and 2010, we paid to our Manager a quarterly management fee equal to 1.50% per annum of our gross Stockholders’ Equity (as defined in the management agreement).  Effective November 28, 2012, the management fee was reduced to 0.75% per annum of gross Stockholders’ Equity, which reduction will remain in effect until we are current on all of our filings required under applicable securities laws.

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

March 2013 Amendment to Management Agreement

Because of the Restatement, we amended the management agreement on March 8, 2013.  In the amendment, we memorialized the reduction in the management fee.  Additionally, our Manager agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our  accounting policy related to the application of GAAP to our non-Agency RMBS portfolio (the Evaluation); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the Restatement Filing); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the Investigation); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

The amendment also provides that the independent directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement upon 30 days notice at any time in their sole discretion without the payment of a termination fee.  Additionally, we may terminate the management agreement effective immediately if (i) our Manager engages in any act of fraud, misappropriation of funds, or embezzlement against the us, (ii) there is an event of any gross negligence on the part of our Manager in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to our Manager’s bankruptcy or insolvency, (iv) there is a dissolution of our Manager, or (v) our Manager is convicted of (including a plea of nolo contendere) a felony.

Fees Paid Under the Management Agreement

For the quarters ended June 30, 2012 and 2011, our Manager earned management fees of $12.9 million and $13.2 million and for the six months ended June 30, 2012 and 2011, our Manager earned management fees of $25.8 million and $25.9 million, respectively and received expense reimbursements of $125 thousand and $170 thousand and $240 thousand and $316 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services. RCap may also provide brokerage services to us from time to time.  During the quarter ended and six months June 30, 2012, fees paid to RCap were $29 thousand and $73 thousand respectively.  During the quarter and six months ended June 30, 2011, fees paid to RCap were $55 thousand.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to our Manager’s employees and members of our board of directors on January 2, 2008.  During the quarters ended June 30, 2012 and 2011, 31,600 shares of restricted stock we had awarded to our Manager’s employees vested and of those vested shares 202 and 938 shares were forfeited, respectively. During the six months ended June 30, 2012 and 2011, 63,200 shares of restricted stock we had awarded to our Manager’s employees vested and of those vested shares 381 and 1,500 shares were forfeited, respectively. We did not grant any incentive awards during the quarter and six months ended June 30, 2012.  At June 30, 2012 and 2011 there were approximately 695,000 and 822,000 unvested shares of restricted stock issued to employees of FIDAC, respectively. For the quarter ended June 30, 2012 and 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $88 thousand and $121 thousand, respectively.  For the six months ended June 30, 2012 and 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $169 thousand and $249 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2012.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.

June 30, 2012
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$2,362,088	$-	$-	$-	$2,362,088
Securitized debt	654,532	787,429	434,369	630,660	2,506,990
Interest expense on RMBS repurchase agreements (1)	4,764	5	-	-	4,769
Interest expense on securitized debt (1)	100,485	130,256	84,556	230,659	545,956
Total	$3,121,869	$917,690	$518,925	$861,319	$5,419,803
(1) Interest is based on variable rates in effect as of June 30, 2012.

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

Capital Requirements

At June 30, 2012 and December 31, 2011, we had no material commitments or capital expenditures.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income (subject to certain adjustments). We intend to pay regular quarterly dividends to our stockholders. To insure liquidity is adequate, debt service and operating needs are satisfied before declaring dividends.

Inflation

A significant portion of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and financial condition are measured with reference to historical cost and/or fair market value without considering inflation.

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of June 30, 2012 and December 31, 2011.  We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended June 30, 2012 and 2011.  Consequently, we met the REIT income and asset tests for these periods. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of June 30, 2012 and December 31, 2011, we believe that we qualified as a REIT under the Code.

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

Based on our calculations, as of June 30, 2012 and December 31, 2011, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary components of our market risk are related to credit risk, interest rate risk, prepayment risk, market value risk and real estate risk. While we do not seek to avoid risk completely, we believe risk can be quantified from monitoring the current market environment as well as economic forecasts.  We seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ and such difference may be material to our stockholders.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value solely as it relates to our Agency RMBS portfolio should interest rates go up or down 25, 50, and 75 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2012. Estimates regarding prepayments and other activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

	June 30, 2012
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
-75 Basis Points	16.55%	1.98%
-50 Basis Points	10.53%	1.50%
-25 Basis Points	4.94%	1.24%
Base Interest Rate	-	-
+25 Basis Points	(4.61%)	0.78%
+50 Basis Points	(8.61%)	0.47%
+75 Basis Points	(12.64%)	0.10%

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

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income excluding IO RMBS which are recorded in earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, prepayment speeds, market liquidity, credit quality, and other factors.  Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.  As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted.

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

●
using securitization financing to lower average cost of funds relative to short-term financing vehicles further allowing us to receive the benefit of attractive terms for an extended period of time in contrast to short term financing and maturity dates of the investments not included in the securitization; and

●
actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our investments and the interest rate indices and adjustment periods of our financings.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2012.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$2,229,617	$1,478,200	$1,556,377	$9,397,902	$14,662,096
Cash equivalents	116,227	-	-	-	116,227
Total rate sensitive assets	2,345,844	1,478,200	1,556,377	9,397,902	14,778,323

Rate sensitive liabilities	606,663	835,227	137,223	2,052,144	3,631,257
Interest rate sensitivity gap	$1,739,181	$642,973	$1,419,154	$7,345,758	$11,147,066

Cumulative rate sensitivity gap	$1,739,181	$2,382,154	$3,801,308	$11,147,066
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	12%	16%	26%	75%

Our analysis of risks is based on our manager’s experience, estimates, models and assumptions.  These analyses rely on models which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this Form 10-Q.  These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements."

ITEM 4. Controls and Procedures

Changes in Internal Controls

In our Annual Report on Form 10-K for the year ended December 31, 2011, we disclosed that management had identified a material weakness in our internal controls over financial reporting. As of December 31, 2011 we determined that the design and operating effectiveness of controls over the selection, application and review of the implementation of accounting policies to ensure amounts recorded and disclosed were fairly stated in accordance with GAAP were insufficient. Specifically, we determined that our resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for the complexity of our investments in Non-Agency RMBS, Interest-Only Strips, impairment of securitized loans held for investment, and related disclosures in accordance with generally accepted accounting principles. Additionally, although the Restatement did not result in changes to historical estimates of the fair value of our investments in RMBS or our estimates of the related cash flows expected to be collected that serve as a basis for our estimates of fair value and income recognition, our review controls over significant estimates and the financial reporting process were not designed precisely enough to prevent or detect a material misstatement. Specifically, there was no precise and direct independent review and validation of inputs used in significant estimates such as the determination of the fair value, impairment, or interest income related to our investments in RMBS and securitized loans held for investment. There was also no evidence of an independent validation of calculations used in significant accounting estimates to ensure the accounting policies were appropriately implemented. In addition, there was no evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements by a person, other than the preparer, with the necessary competency and authority. As a result, income and other-than-temporary impairment related to certain Non-Agency RMBS were materially misstated. This material weakness resulted in the Restatement.

In response to the material weakness described above, during the fourth quarter of 2011, we engaged a leading accounting firm to advise management with respect to accounting standards research support and engaged a leading professional services organization specializing in accounting and reporting matters to aid management with key facets of the Restatement.  During 2012 and 2013, we hired additional resources in accounting policy, middle office and financial reporting roles, including technical accounting subject matter resources and a new Chief Financial Officer.

Additionally, we have been adding resources and processes to remediate the aforementioned material weakness regarding the direct independent review and validation of inputs used in significant estimates such as the determination of the fair value, impairment, or interest income related to our investments in RMBS and securitized loans held for investment.  In addition to the adding of resources and the formalization of a middle office function, we have engaged two additional independent pricing services to test and validate the models we use to value our portfolio.  Growing the accounting policy, middle office and financial reporting group has increased the opportunity to further segregate duties and improve the technical competency of the accounting function and improve our control environment.

In addition, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has identified the following additional issue related to our material weakness in internal control over financial reporting.  Previously reported amounts in total OTTI losses and the non-credit portion of loss recognized in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income were reported on a cumulative basis.  As discussed in our immaterial restatement disclosure in this Form 10-Q, the current presentation reflects only that portion of total OTTI loss that is incremental for the reporting period giving consideration to OTTI reported and recognized in prior periods. Accordingly, total OTTI losses and the non-credit portion of loss recognized in other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income was changed for the 2011 and 2012 periods presented, for comparability purposes.

As a result, our Chief Executive Officer and Chief Financial Officer determined that the aforementioned material weaknesses in our internal controls over financial reporting were not remediated and that our disclosure controls and procedures were not effective as of June 30, 2012 and as of the date of this report.

Based upon the substantial work performed during the Restatement process and the procedures performed through the filing this Form 10-Q, we have concluded that the consolidated financial statements for the periods covered by and included in this Form 10-Q are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

Other than the changes discussed above, there have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors has received three derivative demand letters alleging, among other things, that the directors and our officers, as well as our Manager, FIDAC, breached their fiduciary duties to us by failing to institute adequate internal controls and failing to ensure that we made accurate financial disclosures.  These letters request, among other things, that the Board of Directors take action to investigate and remedy the alleged breaches of fiduciary duty. The Audit Committee is currently reviewing the demand letters in connection with its ongoing investigation arising from the restatement of our historical financial statements.  At the conclusion of its investigation, the Audit Committee will make recommendations to the Board of Directors about an appropriate response to the letters.  At this time, we cannot predict the outcome of the matters addressed in these shareholder demand letters.  These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors

 Under “Part I — Item 1A — Risk Factors” of our Form 10-K for the year ended December 31, 2011, we set forth risk factors related to (i) risks associated with the Restatement and related matters, (ii) risks associated with adverse developments in the mortgage finance and credit markets, (iii) risks associated with our management and relationship with our Manager, (iv) risks related to our business, (v) risks related to our investments, (vi) regulatory and legal risks, (vii) risks related to our common stock, and (viii) tax risks.  You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2011.  As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2011.

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

31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document **
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document **
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created**
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document **
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

**           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2012 (Unaudited) and December 31, 2011 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011; (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

By: /s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
Date: October 31, 2013	and duly authorized officer of the registrant)

By: /s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
Date: October 31, 2013	and principal financial officer of the registrant)

S-1