Form 10-Q
period 2012-09-30
CHIMERA INVESTMENT CORP
filed 2013-11-27
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2012

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 27, 2013
Common Stock, $.01 par value	1,027,527,549

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition at September 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited consolidated financial statements at December 31, 2011)	1

Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2012 and 2011	2

Consolidated Statements of Changes In Stockholders’ Equity (Deficit) (Unaudited) for the nine months ended September 30, 2012 and 2011	3

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	58

Item 4. Controls and Procedures	62

Part II. OTHER INFORMATION	63

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	64

Item 6. Exhibits	65

SIGNATURES	S-1

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	September 30, 2012 (Unaudited)	December 31, 2011 (1)
Assets:
Cash and cash equivalents	$458,107	$206,299
Non-Agency RMBS, at fair value
Senior	82	1,020
Senior interest-only	128,868	188,679
Subordinated	509,061	606,895
Subordinated interest-only	16,867	22,019
Agency RMBS, at fair value	1,997,211	3,144,531
Accrued interest receivable	17,767	22,709
Other assets	13,319	1,403
Subtotal	3,141,282	4,193,555
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	3,235,572	3,270,332
Securitized loans held for investment, net of allowance for loan losses of $11.3 million and $13.9 million, respectively	1,136,923	256,632
Accrued interest receivable	25,215	26,616
Subtotal	4,397,710	3,553,580
Total assets	$7,538,992	$7,747,135

Liabilities:
Repurchase agreements, Agency RMBS ($1.7 billion and $2.8 billion pledged as collateral, respectively)	$1,658,906	$2,672,989
Accrued interest payable	2,434	3,294
Dividends payable	92,416	112,937
Accounts payable and other liabilities	1,289	1,687
Investment management fees and expenses payable to affiliate	11,531	12,958
Interest rate swaps, at fair value	59,073	44,467
Subtotal	1,825,649	2,848,332
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, collateralized by Non-Agency RMBS ($3.2 billion and $3.3 billion pledged as collateral, respectively)	1,252,752	1,630,276
Securitized debt, collateralized by loans held for investment ($1.2 billion and $238.0 million pledged as collateral, respectively)	1,033,925	212,778
Accrued interest payable	8,477	8,130
Subtotal	2,295,154	1,851,184
Total liabilities	$4,120,803	$4,699,516

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,505,028 and 1,027,467,089 shares issued and outstanding, respectively	10,268	10,267
Additional paid-in-capital	3,604,097	3,603,739
Accumulated other comprehensive income (loss)	852,357	433,453
Retained earnings (accumulated deficit)	(1,048,533)	(999,840)
Total stockholders' equity	$3,418,189	$3,047,619
Total liabilities and stockholders' equity	$7,538,992	$7,747,135
(1) Derived from the audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Interest Income:
Interest income	$36,576	$68,776	$139,926	$197,718
Interest expense	(2,281)	(3,149)	(7,080)	(9,160)

Interest income, Assets of consolidated VIEs	108,120	116,805	315,962	339,765
Interest expense, Non-recourse liabilities of consolidated VIEs	(32,075)	(29,643)	(85,604)	(95,002)
Net interest income (expense)	110,340	152,789	363,204	433,321
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,713)	(78,950)	(47,264)	(161,924)
Portion of loss recognized in other comprehensive income (loss)	(7,301)	(71,610)	(76,801)	(83,989)
Net other-than-temporary credit impairment losses	(10,014)	(150,560)	(124,065)	(245,913)

Other gains (losses):
Net unrealized gains (losses) on interest rate swaps	(4,427)	(25,312)	(14,607)	(34,981)
Net realized gains (losses) on interest rate swaps	(5,298)	(4,500)	(14,890)	(11,644)
Net gains (losses) on interest rate swaps	(9,725)	(29,812)	(29,497)	(46,625)
Net unrealized gains (losses) on interest-only RMBS	(15,393)	(17,600)	22	(1,611)
Net realized gains (losses) on sales of investments	69,155	58	85,165	1,787
Total other gains (losses)	44,037	(47,354)	55,690	(46,449)
Net investment income (loss)	144,363	(45,125)	294,829	140,959

Other expenses:
Management fees	13,051	13,252	38,863	39,154
Expense recoveries from Manager	(1,910)	-	(1,910)	-
Net Management fees	11,141	13,252	36,953	39,154
Provision for loan losses, net	496	-	(396)	1,442
General and administrative expenses	4,658	1,830	9,188	5,137
Total other expenses	16,295	15,082	45,745	45,733
Income (loss) before income taxes	128,068	(60,207)	249,084	95,226
Income taxes	-	(171)	2	645
Net income (loss)	$128,068	$(60,036)	$249,082	$94,581

Net income (loss) per share available to common shareholders:
Basic	$0.12	$(0.06)	$0.24	$0.09
Diluted	$0.12	$(0.06)	$0.24	$0.09

Weighted average number of common shares outstanding:
Basic	1,026,841,087	1,026,404,030	1,026,804,427	1,026,308,073
Diluted	1,027,505,030	1,027,195,404	1,027,499,973	1,027,130,136

Dividends declared per share of common stock	$0.09	$0.13	$0.29	$0.40

Comprehensive income (loss):
Net income (loss)	$128,068	$(60,036)	249,082	$94,581
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	260,891	(41,863)	380,004	(258,253)
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	10,014	150,560	124,065	245,913
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(69,155)	(58)	(85,165)	(1,787)
Other comprehensive income (loss)	201,750	108,639	418,904	(14,127)
Comprehensive income (loss)	$329,818	$48,603	$667,986	$80,454

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 2010	$10,261	$3,601,890	$680,123	$(613,688)	$3,678,586
Net income	-	-	-	94,581	94,581
Unrealized gains (losses) on available-for-sale securities, net	-	-	(258,253)	-	(258,253)
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	245,913	-	245,913
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(1,787)	-	(1,787)
Proceeds from direct purchase and dividend reinvestment	3	783	-	-	786
Proceeds from common stock offerings	-	7	-	-	7
Proceeds from restricted stock grants	-	360	-	-	360
Common dividends declared, $0.40 per share	-	-	-	(410,544)	(410,544)
Balance, September 30, 2011	$10,264	$3,603,040	$665,996	$(929,651)	$3,349,649

Balance, December 31, 2011	$10,267	$3,603,739	$433,453	$(999,840)	$3,047,619
Net income	-	-	-	249,082	249,082
Unrealized gains (losses) on available-for-sale securities, net	-	-	380,004	-	380,004
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	124,065	-	124,065
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(85,165)	-	(85,165)
Proceeds from direct purchase and dividend reinvestment	1	116	-	-	117
Proceeds from restricted stock grants	-	242	-	-	242
Common dividends declared, $0.29 per share	-	-	-	(297,775)	(297,775)
Balance, September 30, 2012	$10,268	$3,604,097	$852,357	$(1,048,533)	$3,418,189

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Nine Months Ended

	September 30, 2012	September 30, 2011
Cash Flows From Operating Activities:
Net income (loss)	$249,082	$94,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(44,745)	(43,420)
Amortization of deferred financing costs	6,480	1,294
Accretion (amortization) of securitized debt discounts/premiums, net	3,469	9,452
Net unrealized losses (gains) on interest rate swaps	14,607	34,981
Net unrealized losses (gains) on interest-only RMBS	(22)	1,611
Net realized losses (gains) on sales of investments	(85,165)	(1,787)
Net other-than-temporary credit impairment losses	124,065	245,913
Provision for loan losses, net	(396)	1,442
Equity-based compensation expense	242	360
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	5,459	(6,591)
Decrease (increase) in other assets	952	790
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(398)	1,190
Increase (decrease) in investment management fees and expenses payable to affiliate	(1,427)	995
Increase (decrease) in accrued interest payable, net	(513)	(103)
Net cash provided by (used in) operating activities	271,690	340,708
Cash Flows From Investing Activities:
RMBS portfolio:
Purchases	(119,429)	(3,664,513)
Sales	943,350	670,863
Principal payments	549,478	408,030
Non-Agency RMBS transferred to consolidated VIEs:
Principal payments	394,641	541,348
Securitized loans held for investment:
Purchases	(1,185,664)	-
Principal payments	297,923	65,347
Net cash provided by (used in) investing activities	880,299	(1,978,925)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	5,114,759	12,863,367
Payments on repurchase agreements	(6,128,842)	(10,500,974)
Net proceeds from common stock offerings	-	7
Payment of deferred financing costs	(8,073)	-
Proceeds from securitized debt borrowings, collateralized by loans held for investment	1,113,154	-
Payments on securitized debt borrowings, collateralized by loans held for investment	(292,568)	(61,054)
Proceeds from securitized debt borrowings, collateralized by Non-Agency RMBS	-	311,012
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(380,432)	(520,730)
Net proceeds from direct purchase and dividend reinvestment	117	786
Common dividends paid	(318,296)	(451,546)
Net cash provided by (used in) financing activities	(900,181)	1,640,868
Net increase (decrease) in cash and cash equivalents	251,808	2,651
Cash and cash equivalents at beginning of period	206,299	7,173
Cash and cash equivalents at end of period	$458,107	$9,824

Supplemental disclosure of cash flow information:
Interest received	$417,513	$485,314
Interest paid	$89,717	$93,952
Taxes paid	$-	$3
Management fees and expenses paid to affiliate	$40,290	$38,640

Non-cash investing activities:
Net change in unrealized gain (loss) on available-for sale securities	$418,904	$(14,127)

Non-cash financing activities:
Common dividends declared, not yet paid	$92,416	$133,443

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

Chimera Investment Corporation (the “Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the "Code").  The Company formed the following wholly-owned qualified REIT subsidiaries:  Chimera Securities Holdings, LLC in July 2008; Chimera Asset Holding LLC and Chimera Holding LLC in June 2009; and Chimera Special Holding LLC in January 2010 which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC, a wholly-owned taxable REIT subsidiary (“TRS”).

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

Immaterial Restatement

The Company corrected amounts previously reported in Total other-than-temporary impairments (“OTTI”) losses and the Portion of loss recognized in other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income as the previous presentation was reported on a cumulative basis. The current presentation reflects only that portion of Total other-than-temporary impairments loss and the Portion of loss recognized in other comprehensive income (loss) that is incremental for the reporting period by giving consideration to both the credit and portions of OTTI reported in Other comprehensive income (loss) and recognized in prior periods. For the three and nine month periods ended September 30, 2011, the previously reported Total other-than-temporary impairments losses of $151.3 million and $293.9 million was reduced by $72.4 million and $132.0 million, respectively.  This change was fully offset by an adjustment to the previously reported Portion of loss recognized in other comprehensive income (loss) of $728 thousand and $48.0 million, respectively.  The corrections had no impact on any previously reported Net other-than-temporary credit impairment losses, Net income (loss), Other comprehensive income (loss), Net income (loss) per share available to common shareholders or Consolidated Statements of Cash Flows.

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at September 30, 2012 and December 31, 2011.

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

Non-Agency RMBS are accounted for under ASC 310-30 if the following conditions are met as of the acquisition date:

1.	There is evidence of deterioration in credit quality of the security from its inception.
2.	It is probable that the Company will be unable to collect all contractual cash flows of the security.

Non-Agency RMBS that are not within the scope of ASC 310-30 are accounted for under ASC 325-40 if at the acquisition date:

1.	The security is not of high credit quality (defined as rated below AA or is unrated), or
2.	The security can contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.

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

Impairment

Considerations Applicable to all RMBS

When the fair value of an available-for-sale RMBS is less than its amortized cost the security is considered impaired.  On at least a quarterly basis the Company evaluates its securities for OTTI.  If the Company intends to sell an impaired security, or it is more-likely-than-not that the Company will be required to sell an impaired security before its anticipated recovery, then the Company must recognize an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the measurement date.  If the Company does not intend to sell an impaired security and it is not more-likely-than-not that it would be required to sell an impaired security before recovery, the Company must further evaluate the security for impairment due to credit losses. The credit component of OTTI is recognized in earnings and the remaining or non-credit component is recorded as a component of OCI. Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security and subsequent recoveries in fair value may not be adjusted through earnings.

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

Considerations Applicable to Non-Agency RMBS of High Credit Quality

The impairment assessment for Non-Agency RMBS of High Credit Quality involves comparing the present value of the remaining cash flows expected to be collected to the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the security’s effective interest rate as calculated under ASC 310-20 (i.e., the  discount rate implicit in the security as of the last measurement date).   If the present value of the remaining cash flows expected to be collected is less than the amortized cost basis, an OTTI is recognized in earnings for the difference. This amount is considered to be the credit loss component; the remaining difference between amortized cost and the fair value of the security is considered to be the portion of loss recognized in other comprehensive income (loss).

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

The other-than-temporary impairment is separated into a credit loss component that is recognized in earnings and the portion of loss recognized in other comprehensive income (loss). The credit component is comprised of the impact of the fair value decline due to changes in assumptions related to default (collection) risk and prepayments. The portion of loss recognized in other comprehensive income (loss) comprises the change in fair value of the security due to all other factors, including changes in benchmark interest rates and market liquidity.  In determining the OTTI related to credit losses for securities, the Company compares the present value of the remaining cash flows adjusted for prepayments expected to be collected at the current financial reporting date to the present value of the remaining cash flows expected to be collected at the original purchase date (or the last date those estimates were revised for accounting purposes).  The discount rate used to calculate the present value of expected future cash flows is the effective interest rate used for income recognition purposes as determined under ASC 325-40 or ASC 310-30.

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

(e) Interest-Only RMBS

The Company invests in interest-only (“IO”) Agency and Non-Agency RMBS. IO RMBS represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.  The Company has elected the fair value option to account for IO RMBS to simplify the reporting of changes in fair value.  The IO RMBS are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Coupon income on IO RMBS is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization is computed in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on interest-only RMBS on the Consolidated Statement of Operations and Comprehensive Income.  Interest income reported on IO securities was $5.0 million and $6.2 million for the quarters ended September 30, 2012 and September 30, 2011, respectively.  Interest income reported on IO securities was $18.8 million and $20.5 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

(f) Securitized Loans Held for Investment and Related Allowance for Loan Losses

The Company’s securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans.  Mortgage loans are designated as held for investment, and are carried at their principal balance outstanding, plus any premiums, less discounts and allowances for loan losses.  Interest income on loans held for investment is recognized over the expected life of the loans using the interest method.  Income recognition is suspended for loans when, based on information from the servicer, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  The Company estimates the fair value of securitized loans for disclosure purposes only as described in Note 5 of these consolidated financial statements.

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

Certain loans are individually evaluated for impairment, including securitized loans modified by the servicer and loans more than 60 days delinquent under ASC 310, Receivables.  Loan modifications made by the servicer are evaluated to determine if they constitute troubled debt restructurings (“TDRs”).  A restructuring of a loan constitutes a TDR if the servicer, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Impairment of modified loans considered to be TDRs is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate at inception. If the present value of expected cash flows is less than the recorded investment in the loan, an allowance for loan losses is recognized with a corresponding charge to provision for loan losses. Impairment of all other loans individually evaluated is measured as the difference between the unpaid principal balance and the estimated fair value of the collateral, less estimated costs to sell.  The Company charges off the corresponding loan allowance and related principal balance when the servicer reports a realized loss. A complete discussion of securitized loans held for investment is included in Note 4 to these financial statements.

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

(i) Securitized Debt, Non-Agency RMBS Transferred to Consolidated VIEs, and Securitized Debt, Loans Held for Investment

The Company has issued securitized debt to finance a portion of its residential mortgage loan and RMBS portfolios.  Certain transactions involving residential mortgage loans are accounted for as secured borrowings, and are recorded as “Securitized loans held for investment” and the corresponding debt as “Securitized debt, loans held for investment” in the Consolidated Statements of Financial Condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, Non-Agency RMBS transferred to consolidated VIEs” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency RMBS transferred to consolidated VIEs” that pay interest and principal to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company that did not qualify as sales are accounted for as secured borrowings pursuant to ASC 860. For the nine months ended September 30, 2012, the Company did not have any continuing involvement, other than as a passive investor, with any loans or securities previously sold, except as it relates to the loans in the CSMC 2012-CIM1 and CSMC 2012-CIM2 securitizations as further described above.  The holders of securitized debt have no recourse to the Company and the Company does not receive any interest or principal paid on such debt.  As of September 30, 2012 and December 31, 2011 the Company recorded $2.3 billion and $1.9 billion in principal on securitized debt and accrued interest payable, respectively.  The associated securitized debt is carried at amortized cost. The Company estimates the fair value of its securitized debt for disclosure purposes as described in Note 5 to these consolidated financial statements.

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

(l) Sales, Securitizations, and Re-Securitizations

The Company periodically enters into transactions in which it sells financial assets, such as RMBS, and mortgage loans.  Gains and losses on sales of assets are computed on the average cost method whereby the Company records a gain or loss on the difference between the average value of the asset and the proceeds from the sale.  In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets.  These transactions may be recorded as either sales and the assets contributed to the securitization are removed from the Consolidated Statements of Financial Condition and a gain or loss is recognized, or as secured borrowings whereby the assets contributed to the securitization are not derecognized but rather the debt issued by the securitization are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations, the Company may retain senior or subordinated interests in the securitized and/or re-securitized assets.

(m) Income Taxes

The Company has elected to be taxed as a REIT and intends to comply with provision of the Code, with respect thereto. Accordingly, the Company will not be subject to federal, state or local income tax to the extent that qualifying distributions are made to stockholders and as long as certain asset, income and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost. The Company and CIM Trading made a joint election to treat CIM Trading as a TRS. As such, CIM Trading is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return.  The Company does not have any unrecognized tax benefits that would affect its financial position. The Company has not taken any tax positions that would require disclosure under ASC 740.  No accruals for penalties and interest were necessary as of September 30, 2012 or December 31, 2011.

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

(q) Recent Accounting Pronouncements

Presentation

Balance Sheet (Topic 210)

On December 23, 2011, the FASB released Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement.  The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.   This update is effective for the Company for financial statements presented beginning in the first quarter of 2013.  This update will result in additional disclosure but will have no impact on total assets, liabilities, stockholders’ equity, or Net income (loss).

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

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update addresses the disclosure issue left open at the deferral under ASU 2011-12.  This update requires the provision of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the Notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under GAAP that provide additional detail about those amounts. This update is effective for the Company for financial statements presented beginning in the first quarter of 2013. Adoption of ASU 2013-02 is not expected to have a significant impact on the consolidated financial statements.

Broad Transactions

Fair Value Measurements and Disclosures (Topic 820)

In May 2011, the FASB released ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, further converging U.S. GAAP and IFRS by providing common fair value measurement and disclosure requirements.  FASB made changes to the fair value measurement guidance, which include: 1) prohibiting the inclusion of block discounts in all fair value measurements, not just Level 1 measurements, 2) adding guidance on when to include other premiums and discounts in fair value measurements,  3) clarifying that the concepts of “highest and best use” and “valuation premise” apply only when measuring the fair value of non-financial assets and 4) adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (e.g., a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met.  ASU 2011-04 also requires additional disclosure related to items categorized as Level 3 in the fair value hierarchy, including a description of the processes for valuing these assets, providing quantitative information about the significant unobservable inputs used to measure fair value and, in certain cases, explaining the sensitivity of the fair value measurements to changes in unobservable inputs.   The Company adopted this standard in the first quarter 2012. Adoption of ASU 2011-04 increased the footnote disclosure but had no impact on the Company’s consolidated financial statements.

Transfers and Servicing (Topic 860)

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and, in order to do so, the transferor must have the ability to repurchase such assets. In connection with the issuance of ASU 2011-03, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  ASU 2011-03 removes the transferor’s ability criterion from consideration of effective control.  The Company adopted this standard in the first quarter 2012.  As the Company records repurchase agreements as secured borrowings and not sales, this update has no significant effect on the Company’s consolidated financial statements.

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

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior interest-only, subordinated, subordinated interest-only, and Non-Agency RMBS transferred to consolidated VIEs.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the reporting date.  The total fair value of the Non-Agency RMBS that are held by the re-securitization trusts consolidated pursuant to ASC 810 was $3.2 billion and $3.3 billion at September 30, 2012 and December 31, 2011, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of September 30, 2012 and December 31, 2011, by asset class.

		September 30, 2012
		(dollars in thousands)

	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$135	$-	$(56)	$79	$82	$3	$-	$3
Senior interest-only	3,120,432	139,827	-	139,827	128,868	8,353	(19,312)	(10,959)
Subordinated	1,074,560	-	(597,306)	477,254	509,061	50,307	(18,500)	31,807
Subordinated interest-only	264,052	17,397	-	17,397	16,867	1,714	(2,244)	(530)
RMBS transferred to consolidated variable interest entities ("VIEs")	4,795,819	9,356	(2,194,898)	2,512,765	3,235,572	723,073	(266)	722,807
Agency RMBS	1,934,283	57,604	-	1,893,633	1,997,211	103,961	(383)	103,578
	$11,189,281	$224,184	$(2,792,260)	$5,040,955	$5,887,661	$887,411	$(40,705)	$846,706

		December 31, 2011
		(dollars in thousands)

	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,115	$-	$(56)	$1,059	$1,020	$2	$(41)	$(39)
Senior interest-only	3,734,452	199,288	-	199,288	188,679	11,308	(21,917)	(10,609)
Subordinated	1,378,891	-	(724,739)	654,152	606,895	30,997	(78,254)	(47,257)
Subordinated interest-only	277,560	21,910	-	21,910	22,019	1,663	(1,554)	109
RMBS transferred to consolidated variable interest entities ("VIEs")	5,265,128	19,869	(2,382,995)	2,902,002	3,270,332	420,505	(52,175)	368,330
Agency RMBS	3,018,347	90,403	(159)	3,027,285	3,144,531	117,601	(355)	117,246
	$13,675,493	$331,470	$(3,107,949)	$6,805,696	$7,233,476	$582,076	$(154,296)	$427,780

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$2,234,791	$2,585,488	$2,342,462	$2,521,723
Purchases	-	-	86,847	91,680
Accretion	(89,256)	(102,517)	(276,696)	(293,727)
Reclassification (to) from non-accretable difference	(1,809)	(151,278)	12,776	59,397
Sales	-	-	(21,663)	(47,380)
Balance at end of period	$2,143,726	$2,331,693	$2,143,726	$2,331,693

The table below presents the outstanding principal balance and related carrying amount at the beginning and ending of the quarterly periods ended September 30, 2012 and December 31, 2011 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended
	September 30, 2012	December 31, 2011
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$4,878,479	$5,264,486
End of period	$4,690,083	$5,245,184

Amortized cost:
Beginning of period	$2,420,502	$2,761,672
End of period	$2,333,309	$2,649,303

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

			September 30, 2012
			(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	18,928	(3,048)	10	50,449	(16,264)	20	69,377	(19,312)	30
Subordinated	-	-	1	192,675	(18,500)	17	192,675	(18,500)	18
Subordinated interest-only	9,870	(2,244)	1	-	-	-	9,870	(2,244)	1
RMBS transferred to consolidated VIEs	-	-	-	36,527	(266)	2	36,527	(266)	2
Agency RMBS	3,848	(164)	3	935	(219)	1	4,783	(383)	4
Total	$32,646	$(5,456)	15	$280,586	$(35,249)	40	$313,232	$(40,705)	55

			December 31, 2011
			(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$127	$(41)	1	$127	$(41)	1
Senior interest-only	99,351	(18,756)	26	17,647	(3,161)	12	116,998	(21,917)	38
Subordinated	321,416	(52,824)	33	111,167	(25,430)	17	432,583	(78,254)	50
Subordinated interest-only	16,300	(1,554)	2	-	-	-	16,300	(1,554)	2
RMBS transferred to consolidated VIEs	-	-	-	594,369	(52,175)	18	594,369	(52,175)	18
Agency RMBS	3,888	(355)	2	-	-	-	3,888	(355)	2
Total	$440,955	$(73,489)	63	$723,310	$(80,807)	48	$1,164,265	$(154,296)	111

At September 30, 2012, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency RMBS were $383 thousand and $355 thousand at September 30, 2012 and December 31, 2011, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2012 and December 31, 2011 unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (including Non-Agency RMBS held by consolidated VIEs) were $40.3 million and $153.9 million at September 30, 2012 and December 31, 2011, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and nine months ended September 30, 2012 and September 30, 2011 is presented below.

	For the Quarter Ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Total other-than-temporary impairment losses	$(2,713)	$(78,950)
Portion of loss recognized in other comprehensive income (loss)	(7,301)	(71,610)
Net other-than-temporary credit impairment losses	$(10,014)	$(150,560)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Total other-than-temporary impairment losses	$(47,264)	$(161,924)
Portion of loss recognized in other comprehensive income (loss)	(76,801)	(83,989)
Net other-than-temporary credit impairment losses	$(124,065)	$(245,913)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in other comprehensive income.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Cumulative credit loss beginning balance	$540,659	$242,649
Additions:
Other-than-temporary impairments not previously recognized	7,275	107,553
Reductions for securities sold during the period	(33,817)	(36)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	2,739	43,007
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(8,160)	(44,817)
Cumulative credit loss ending balance	$508,696	$348,356

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Cumulative credit loss beginning balance	$452,060	$237,746
Additions:
Other-than-temporary impairments not previously recognized	97,203	185,375
Reductions for securities sold during the period	(34,107)	(1,298)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	26,862	60,538
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(33,322)	(134,005)
Cumulative credit impairment loss ending balance	$508,696	$348,356

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Quarter Ended
	September 30, 2012	September 30, 2011
Loss Severity
Weighted Average	56%	63%
Range	41% - 80%	42% - 71%

60+ days delinquent
Weighted Average	23%	30%
Range	0% - 41%	0% - 68%

Credit Enhancement (1)
Weighted Average	13%	17%
Range	0% - 73%	0% - 89%

3 Month CPR
Weighted Average	16%	16%
Range	0% - 20%	3% - 63%

12 Month CPR
Weighted Average	17%	17%
Range	12% - 42%	6% - 38%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at September 30, 2012 and December 31, 2011.  Interest-only RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying principal balance of specific securities.  At September 30, 2012, interest-only RMBS had a net unrealized loss of $5.7 million and had an amortized cost of $172.0 million. At December 31, 2011, interest-only RMBS had a net unrealized loss of $5.7 million and had an amortized cost of $237.8 million.  The fair value of IOs at September 30, 2012 and December 31, 2011 was $166.3 million, and $232.2 million, respectively.

		September 30, 2012
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$3	$-	$3	$-	$-	$-
Senior interest-only	-	8,353	8,353	-	(19,312)	(19,312)
Subordinated	50,307	-	50,307	(18,500)	-	(18,500)
Subordinated interest-only	-	1,714	1,714	(0)	(2,244)	(2,244)
RMBS transferred to consolidated VIEs	716,876	6,197	723,073	(266)	-	(266)
Agency RMBS	103,938	23	103,961	(0)	(383)	(383)
Total	$871,124	$16,287	$887,411	$(18,766)	$(21,939)	$(40,705)

		December 31, 2011
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$2	$-	$2	$(41)	$-	$(41)
Senior interest-only	-	11,308	11,308	-	(21,917)	(21,917)
Subordinated	30,997	-	30,997	(78,254)	-	(78,254)
Subordinated interest-only	-	1,663	1,663	-	(1,554)	(1,554)
RMBS transferred to consolidated VIEs	415,688	4,817	420,505	(52,175)	-	(52,175)
Agency RMBS	117,236	365	117,601	-	(355)	(355)
Total	$563,923	$18,153	$582,076	$(130,470)	$(23,826)	$(154,296)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at September 30, 2012 and December 31, 2011.

	September 30, 2012					December 31, 2011
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$135	$58.37	$60.88	0.00%	11.26%	$1,115	$95.13	$91.55	1.02%	2.95%
Senior, interest only	$3,120,432	$4.48	$4.13	1.74%	8.81%	$3,734,452	$5.34	$5.05	1.96%	13.28%
Subordinated	$1,074,560	$44.41	$47.37	3.17%	10.83%	$1,378,891	$47.44	$44.01	3.44%	9.57%
Subordinated, interest only	$264,052	$6.59	$6.39	2.45%	5.96%	$277,560	$7.89	$7.93	2.94%	9.93%
RMBS transferred to consolidated variable interest entities	$4,795,819	$53.48	$68.87	4.96%	15.44%	$5,265,128	$55.14	$62.11	5.32%	14.56%
Agency Mortgage-Backed Securities	$1,934,283	$103.14	$108.78	4.65%	3.61%	$3,018,347	$103.07	$107.06	4.66%	3.83%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
AAA	0.00%	0.53%
AA	0.46%	0.14%
A	0.03%	0.45%
BBB	0.00%	1.54%
BB	0.36%	0.00%
B	1.44%	0.43%
Below B or not rated	97.71%	96.91%
Total	100.00%	100.00%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at September 30, 2012 and December 31, 2011 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

September 30, 2012
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$-	$82	$-	$82
Senior interest-only	570	63,876	53,324	11,098	128,868
Subordinated	521	67,397	305,436	135,707	509,061
Subordinated interest-only	-	-	-	16,867	16,867
RMBS transferred to consolidated VIEs	15,028	320,800	2,143,280	756,464	3,235,572
Agency RMBS	224	1,996,987	-	-	1,997,211
Total fair value	$16,343	$2,449,060	$2,502,122	$920,136	$5,887,661
Amortized cost
Non-Agency RMBS
Senior	$-	$-	$79	$-	$79
Senior interest-only	798	77,297	53,085	8,647	139,827
Subordinated	357	64,832	293,471	118,594	477,254
Subordinated interest-only	-	-	-	17,397	17,397
RMBS transferred to consolidated VIEs	14,228	247,324	1,650,825	600,388	2,512,765
Agency RMBS	202	1,893,431	-	-	1,893,633
Total amortized cost	$15,585	$2,282,884	$1,997,460	$745,026	$5,040,955

December 31, 2011
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$892	$-	$128	$-	$1,020
Senior interest-only	-	85,633	69,204	33,842	188,679
Subordinated	6,530	101,984	259,549	238,832	606,895
Subordinated interest-only	-	-	1,812	20,207	22,019
RMBS transferred to consolidated VIEs	25,375	338,616	2,119,030	787,311	3,270,332
Agency RMBS	17,932	1,735,106	824,645	566,848	3,144,531
Total fair value	$50,729	$2,261,339	$3,274,368	$1,647,040	$7,233,476
Amortized cost
Non-Agency RMBS
Senior	$891	$-	$168	$-	$1,059
Senior interest-only	-	95,974	69,953	33,361	199,288
Subordinated	5,616	98,657	300,489	249,390	654,152
Subordinated interest-only	-	-	1,946	19,964	21,910
RMBS transferred to consolidated VIEs	32,806	296,144	1,827,000	746,052	2,902,002
Agency RMBS	17,610	1,663,917	798,632	547,126	3,027,285
Total amortized cost	$56,923	$2,154,692	$2,998,188	$1,595,893	$6,805,696

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.  At September 30, 2012, 99.6% of the Non-Agency RMBS collateral was Alt-A.  At December 31, 2011, 97.4% of the Non-Agency RMBS collateral was Alt-A.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
Weighted average maturity (years)		24.8		25.7
Weighted average amortized loan to value (1)		71.6%		71.5%
Weighted average FICO (2)		717.3		718.4
Weighted average loan balance (in thousands)		$453.1		$469.0
Weighted average percentage owner occupied		85.1%		85.3%
Weighted average percentage single family residence		65.5%		65.6%
Weighted average current credit enhancement		3.1%		4.5%
Weighted average geographic concentration of top five states	CA	37.1%	CA	38.1%
	FL	8.6%	FL	8.5%
	NY	6.3%	NY	6.1%
	VA	2.6%	NJ	2.7%
	NJ	2.5%	VA	2.4%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2012 and December 31, 2011.

Origination Year	September 30, 2012	December 31, 2011
2001	0.2%	0.2%
2003	0.4%	0.9%
2004	0.5%	1.3%
2005	13.8%	13.8%
2006	32.2%	31.8%
2007	49.9%	48.7%
2008	3.0%	3.3%
Total	100.0%	100.0%

During the quarter ended September 30, 2012, the Company sold RMBS with a carrying value of $795.1 million for realized gains of $69.2 million.  During the quarter ended September 30, 2011, the Company sold RMBS with a carrying value of $2.3 million for realized gains of $58 thousand. During the nine months ended September 30, 2012, the Company sold RMBS with a carrying value of $858.2 million for realized gains of $85.2 million. During the nine months ended September 30, 2011, the Company sold RMBS with a carrying value of $669.1 million for realized gains of $1.8 million.

4.  Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Balance, beginning of period	$256,632	$349,112
Purchases	1,185,664	-
Principal paydowns	(297,923)	(85,526)
Net periodic amortization (accretion)	(7,846)	(1,663)
Change to loan loss provision	396	(5,291)
Balance, end of period	$1,136,923	$256,632

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars in thousands)

Securitized loans, at amortized cost	$1,148,187	$270,570
Less: allowance for loan losses	11,264	13,938
Securitized loans held for investment	$1,136,923	$256,632

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 9.8% were originated during 2012, 59.8% were originated during 2011, 13.2% during 2010, and the remaining 17.2% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	September 30, 2012		December 31, 2011
Number of loans		1,384		392
Weighted average maturity (years)		28.2		25.8
Weighted average loan to value (1)		71.7%		75.5%
Weighted average FICO (2)		767		752
Weighted average loan balance (in thousands)		$820.1		$684.0
Weighted average percentage owner occupied		94.0%		91.1%
Weighted average percentage single family residence		65.9%		58.1%
Weighted average geographic concentration of top five states	CA	39.6%	CA	36.0%
	NY	7.7%	FL	6.1%
	WA	6.6%	AZ	5.8%
	VA	4.7%	NJ	5.4%
	MD	4.2%	IL	5.3%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio for the nine months ended September 30, 2012 and year ended December 31, 2011:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
	(dollars in thousands)
Balance, beginning of period	$13,938	$11,006
Provision for loan losses	(396)	5,291
Charge-offs	(2,278)	(2,359)
Balance, end of period	$11,264	$13,938

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at September 30, 2012 and December 31, 2011 was $4.7 million and $6.3 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at September 30, 2012 and December 31, 2011 was $6.6 million and $7.6 million, respectively.

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

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $28.3 million and $32.9 million at September 30, 2012 and December 31, 2011, respectively.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at September 30, 2012 and December 31, 2011 was $21.2 million and $14.3 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $1.1 billion and $235.2 million at September 30, 2012 and December 31, 2011, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at September 30, 2012 and December 31, 2011 was $1.1 billion and $228.9 million, respectively.

The following table summarizes the outstanding principal balance of loans 30 days delinquent and greater as reported by the servicer at September 30, 2012 and December 31, 2011.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
September 30, 2012	$2,372	$2,008	$3,999	$0	$4,030	$1,768	$14,177
December 31, 2011	$1,342	$1,828	$2,338	$1,659	$3,626	$5,201	$15,994

With the exception of its ability to approve loan modifications solely as it relates to CSMC 2012-CIM1 and CSMC 2012-CIM2 as further described in Note 2(g), the Company does not service or modify loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the nine months ended September 30, 2012 and September 30, 2011.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre-modification)	Unpaid Principal Balance of Modified Loans (Post-modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
Nine Months Ended
September 30, 2012	7	$3,943	$4,053	$4,025	$4,025	$0
September 30, 2011	6	$4,447	$4,821	$4,876	$4,876	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the quarter and nine months ended September 30, 2012, the Company determined that all loans modified by the servicer were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the quarters and nine months ended September 30, 2012 and September 30, 2011 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDR’s, the $4.5 million specific reserve related to TDR’s as of September 30, 2012 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.

As of September 30, 2012, one loan with an outstanding principal balance of approximately $1.6 million that was modified in the past twelve months was delinquent on its scheduled payments.  This loan was individually evaluated for impairment and the related allowance for loan loss is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.

5.  Fair Value Measurements

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments. The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the consolidated statements of financial condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2012 and December 31, 2011 is presented below.

September 30, 2012
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$82
Senior interest-only	-	-	128,868
Subordinated	-	-	509,061
Subordinated interest-only	-	-	16,867
RMBS transferred to consolidated VIEs	-	-	3,235,572
Agency mortgage-backed securities	-	1,997,211	-

Liabilities:
Interest rate swaps	-	59,073	-
Total	$-	$2,056,284	$3,890,450

December 31, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$1,020
Senior interest-only	-	-	188,679
Subordinated	-	-	606,895
Subordinated interest-only	-	-	22,019
RMBS transferred to consolidated VIEs	-	-	3,270,332
Agency mortgage-backed securities	-	3,144,531	-

Liabilities:
Interest rate swaps	-	44,467	-
Total	$-	$3,188,998	$4,088,945

The table below provides a summary of the changes in the fair value of securities classified as Level 3.

Fair Value Reconciliation, Level 3
(dollars in thousands)

	For the Nine Months Ended	For the Year Ended

	September 30, 2012	December 31, 2011
Non-Agency RMBS
Beginning balance Level 3 assets	$4,088,945	$5,529,109
Transfers in to Level 3 assets	-	-
Transfers out of Level 3 assets	-	-
Purchases	116,627	446,207
Principal payments	(404,294)	(695,277)
Sales	(328,261)	(631,642)
Accretion of purchase discounts	69,532	81,224
Gains (losses) included in net income
Other than temporary credit impairment losses	(124,065)	(357,105)
Realized gains (losses) on sales	48,434	445
Net unrealized gains (losses) on interest-only RMBS	393	(14,717)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	423,139	(269,299)
Ending balance Level 3 assets	$3,890,450	$4,088,945

There were no transfers to or from Level 3 during the quarter ended September 30, 2012 and the year ended December 31, 2011.

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012				December 31, 2011

	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	Prepayment Speed (CPR)	Cumulative Default Rate	Loss Severity	Weighted Average Discount Rate	Prepayment Speed (CPR)	Cumulative Default Rate	Loss Severity
	Range				Range
Non-Agency RMBS
Senior	10.0%	12% - 12%	0% - 4%	50% - 54%	4.3%	1% - 12%	0% - 19%	50% - 85%
Senior interest-only	14.1%	1% - 20%	0% - 26%	50% - 85%	14.9%	1% - 22%	0% - 24%	50% - 85%
Subordinated	23.7%	1% - 18%	0% - 26%	50% - 85%	28.5%	1% - 20%	0% - 23%	50% - 85%
Subordinated interest-only	13.1%	4% - 10%	0% - 18%	50% - 71%	13.5%	3% - 9%	0% - 21%	50% - 80%
RMBS transferred to consolidated VIEs	6.7%	1% - 14%	0% - 36%	50% - 85%	9.1%	1% - 13%	0% - 35%	50% - 85%

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

Securitized Debt, Non-Agency RMBS Transferred to Consolidated VIEs and Securitized Debt, Loans Held for Investment

The Company records securitized debt for certificates or notes financed without recourse to the Company in securitization or re-securitization transactions treated as secured borrowings pursuant to ASC 860.  The Company carries securitized debt at the principal balance outstanding plus unamortized premiums, less unaccreted discounts recorded in connection with the financing of the loans or RMBS with third parties.  The premiums or discounts associated with the financing of the notes or certificates are amortized over the contractual life of the instrument using the interest method.  The Company estimates the fair value of securitized debt by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding.  The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and other economic factors.

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments at September 30, 2012 and December 31, 2011.

		September 30, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Non-Agency RMBS	3	$3,890,450	$3,890,450	$4,088,945	$4,088,945
Agency RMBS	2	1,997,211	1,997,211	3,144,531	3,144,531
Securitized loans held for investment	3	1,136,923	1,153,764	256,632	237,977
Repurchase agreements	2	(1,658,906)	(1,662,651)	(2,672,989)	(2,677,402)
Securitized debt, collateralized by Non-Agency RMBS	3	(1,252,752)	(1,319,372)	(1,630,276)	(1,546,237)
Securitized debt, collateralized by loans held for investment	3	(1,033,925)	(1,046,118)	(212,778)	(222,921)
Interest rate swaps	2	(59,073)	(59,073)	(44,467)	(44,467)

6.  Repurchase Agreements

The Company had outstanding $1.7 billion and $2.7 billion of repurchase agreements with weighted average borrowing rates of 0.48% and 0.35% and weighted average remaining maturities of 64 days and 48 days as of September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.7 billion and $2.8 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the nine months ended September 30, 2012 and year ended December 31, 2011 were $2.3 billion and $3.8 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At September 30, 2012 and December 31, 2011, the repurchase agreements collateralized by Agency RMBS had the following remaining maturities.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Overnight	$35,430	$-
1-29 days	1,130,037	1,368,945
30 to 59 days	144,595	836,007
60 to 89 days	-	-
90 to 119 days	35,475	171,836
Greater than or equal to 120 days	313,369	296,201
Total	$1,658,906	$2,672,989

At September 30, 2012 and December 31, 2011, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

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

At September 30, 2012 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $1.0 billion.  The debt matures between the years 2023 and 2042.  At September 30, 2012 the debt carried a weighted average cost of financing equal to 3.63%.  At December 31, 2011, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $222.9 million.  At December 31, 2011, the debt carried a weighted average cost of financing equal to 5.48%.

At September 30, 2012 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.3 billion.  The debt matures between the years 2035 and 2047.  At September 30, 2012 the debt carried a weighted average cost of financing equal to 4.96%.  At December 31, 2011, the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.7 billion.  At December 31, 2011, the debt carried a weighted average cost of financing equal to 5.09%.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at September 30, 2012 and December 31, 2011, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Within One Year	$640,029	$488,886
One to Three Years	737,935	598,921
Three to Five Years	388,354	276,965
Greater Than or Equal to Five Years	454,842	404,386
Total	$2,221,160	$1,769,158

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

As of September 30, 2012, the Company’s consolidated statement of financial condition includes nine consolidated VIE’s with $4.4 billion of assets and $2.3 billion of liabilities.

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

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The result of consolidation at September 30, 2012 is the inclusion of $3.2 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $1.1 billion of securitized loans held for investment, the recognition of $1.3 billion of securitized debt associated with Non-Agency RMBS transferred to consolidated VIEs and $1.0 billion of securitized debt associated with loans held for investment. In addition, at September 30, 2012 the Company recognized $25.2 million and $8.5 million of accrued interest receivable and accrued interest payable, respectively, of the securitizations.

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

The table below reflects the assets and liabilities recorded in the consolidated statements of financial condition related to the consolidated VIEs as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$3,235,572	$3,270,332
Securitized loans held for investment	1,136,923	256,632
Accrued interest receivable	25,215	26,616
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$1,252,752	$1,630,276
Securitized debt, collateralized by loans held for investment	1,033,925	212,778
Accrued interest payable	8,477	8,130

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.
	For the Quarter Ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$108,120	$116,805
Interest expense, Non-recourse liabilities of VIEs	(32,075)	(29,643)
Net interest income	$76,045	$87,162

Total other-than-temporary impairment losses	(241)	(36,082)
Portion of loss recognized in other comprehensive income (loss)	(3,032)	(100,701)
Net other-than-temporary credit impairment losses	$(3,273)	$(136,783)

	For the Nine Months Ended:
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$315,962	$339,765
Interest expense, Non-recourse liabilities of VIEs	(85,604)	(95,002)
Net interest income	$230,358	$244,763

Total other-than-temporary impairment losses	$(7,510)	$(62,970)
Portion of loss recognized in other comprehensive income (loss)	(76,164)	(112,985)
Net other-than-temporary credit impairment losses	$(83,674)	$(175,955)

The amounts recorded on the consolidated statements of cash flows related to consolidated VIEs is presented in the table below for the periods presented.

	For the Quarter Ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Amortization of deferred financing costs	1,215	386
Accretion (amortization) of securitized debt discounts/premiums, net	4,352	2,949
Principal payments, Non-Agency RMBS transferred to consolidated VIE's	130,869	156,180
Principal payments, Securitized loans held for investment	183,775	16,945
Proceeds from securitized debt borrowings, collateralized by loans held for investment	11,628	-
Payments on securitized debt borrowings, collateralized by loans held for investment	(182,073)	(15,895)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(122,494)	(153,979)
Decrease (increase) in accrued interest receivable	927	(1,689)
Increase (decrease) in accrued interest payable	(1,080)	(861)
Net cash provided by/(used in) consolidated VIEs	$27,119	$4,036

	For the Nine Months Ended:
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Amortization of deferred financing costs	$6,480	$1,294
Accretion (amortization) of securitized debt discounts/premiums, net	3,469	9,452
Payment of deferred financing costs	(8,073)	-
Principal payments, Non-Agency RMBS transferred to consolidated VIE's	394,641	541,348
Principal payments, Securitized loans held for investment	297,923	65,347
Proceeds from securitized debt borrowings, collateralized by loans held for investment	1,113,154	-
Payments on securitized debt borrowings, collateralized by loans held for investment	(292,568)	(61,054)
Proceeds from securitized debt borrowings, collateralized by Non-Agency RMBS	-	311,012
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(380,432)	(520,730)
Decrease (increase) in accrued interest receivable	1,401	(3,592)
Increase (decrease) in accrued interest payable	347	(1,241)
Net cash provided by/(used in) consolidated VIEs	$1,136,342	$341,836

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

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$79	$82	$168	$127
Senior interest-only	-	179	128	266
Subordinated	894	2,709	4,651	4,858
Agency RMBS	1,356	1,148	1,890	2,273
Total	$2,329	$4,118	$6,837	$7,524

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

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011.

	Location on Consolidated Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value	Value of Agency RMBS Pledged as Collateral
(dollars in thousands)
September 30, 2012	Liabilities	$1,355,000	$(59,073)	$62,734
December 31, 2011	Liabilities	$950,000	$(44,467)	$46,647

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income
	Net Unrealized Gains (Losses) on Interest Rate Swaps	Net Realized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended:
September 30, 2012	$(4,427)	$(5,298)
September 30, 2011	$(25,312)	$(4,500)

For the Nine Months Ended:
September 30, 2012	$(14,607)	$(14,890)
September 30, 2011	$(34,981)	$(11,644)

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2012 was 1.81% and the weighted average receive rate was 0.22%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2011 was 2.08% and the weighted average receive rate was 0.29%.

The following table summarizes the notional amounts and unrealized gains (losses) of interest rate swap contracts on a gross basis, amounts offset in accordance with netting arrangements and net amounts as presented in the Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)
Gross Amounts	$-	$-	$1,355,000	$59,073
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$1,355,000	$59,073

	December 31, 2011
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)
Gross Amounts	$-	$-	$950,000	$44,467
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$950,000	$44,467

All of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2012 is approximately $59.1 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the quarter and nine months ended September 30, 2012 or September 30, 2011.  As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of its common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of the Company’s common stock as well as to make optional cash payments to purchase shares of its common stock. Persons who are not already stockholders may also purchase the Company’s common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, Computershare. The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC.  During the nine months ended September 30, 2012 the Company raised $117 thousand by issuing 39,000 shares through the DRSPP.   During the nine months ended September 30, 2011 the Company raised $786 thousand by issuing 214,000 shares through the DRSPP. As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares under the DRSPP until filings with the SEC have been timely made for a full year.

During the quarter ended September 30, 2012 the Company declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the quarter ended September 30, 2011, the Company declared dividends to common shareholders totaling $133.4 million, or $0.13 per share.

During the nine months ended September 30, 2012 the Company declared dividends to common shareholders totaling $297.8 million, or $0.29 per share.  During the nine months ended September 30, 2011, the Company declared dividends to common shareholders totaling $410.5 million, or $0.40 per share.

Earnings per share for the quarters and nine months ended September 30, 2012 and September 30, 2011, respectively, is computed as follows:

	For the Quarter Ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Numerator:
Net income	$128,068	$(60,036)
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$128,068	$(60,036)

Denominator:
Weighted average basic shares	1,026,841,087	1,026,404,030
Effect of dilutive securities	663,943	791,374
Weighted average dilutive shares	1,027,505,030	1,027,195,404

Net income per average share attributable to common stockholders - Basic	$0.12	$(0.06)
Net income per average share attributable to common stockholders - Diluted	$0.12	$(0.06)

	For the Nine Months Ended:
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Numerator:
Net income	$249,082	$94,581
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$249,082	$94,581

Denominator:
Weighted average basic shares	1,026,804,427	1,026,308,073
Effect of dilutive securities	695,546	822,063
Weighted average dilutive shares	1,027,499,973	1,027,130,136

Net income per average share attributable to common stockholders - Basic	$0.24	$0.09
Net income per average share attributable to common stockholders - Diluted	$0.24	$0.09

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of September 30, 2012, 637,000 shares have vested and 46,000 shares were forfeited.  As of September 30, 2012 there was $11.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date.  As of September 30, 2012 there was $1.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at the quarter end.  That cost is expected to be recognized over a weighted-average period of 5.3 years.

The total fair value of shares vested, less those forfeited, during the quarters ended September 30, 2012 and September 30, 2011 was $74 thousand and $111 thousand, respectively, based on the closing price of the stock on the vesting date.  The total fair value of shares vested, less those forfeited, during the nine months ended September 30, 2012 and September 30, 2011 was $244 thousand and $361 thousand, respectively.  For the quarters ended September 30, 2012 and September 30, 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $75 thousand and $112 thousand, respectively.  For the nine months ended September 30, 2012 and September 30, 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $242 thousand and $360 thousand, respectively.

The Company’s independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company.  Equity based awards granted to the independent directors vest during the year of service.  For the quarters ended September 30, 2012 and September 30, 2011, the Company recognized $75 thousand and $68 thousand, respectively, of stock based compensation to independent directors.  For the nine months ended September 30, 2012 and September 30, 2011, the Company recognized $225 thousand and $203 thousand, respectively, of stock based compensation to independent directors.

The following table presents information with respect to the Company’s restricted stock awards during the quarters and nine months ended September 30, 2012 and September 30, 2011:

	For the Quarter Ended
	September 30, 2012		September 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	695,200	17.72	821,600	17.72
Granted	-	-	-	-
Vested	(31,383)	17.72	(31,374)	17.72
Forfeited	(217)	17.72	(226)	17.72
Unvested shares outstanding - end of period	663,600	17.72	790,000	17.72

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	758,400	17.72	884,800	17.72
Granted	-	-	-	-
Vested	(94,202)	17.72	(93,074)	17.72
Forfeited	(598)	17.72	(1,726)	17.72
Unvested shares outstanding - end of period	663,600	17.72	790,000	17.72

12.  Income Taxes

For the quarter and nine months ended September 30, 2012, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860.  As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions.  The Company may, however, be subject to certain minimum state and local tax filing fees and our taxable REIT subsidiaries are subject to federal, state, and local taxes.

During the quarter ended September 30, 2012 the Company recorded no income tax expense and during the quarter ended September 30, 2011 the Company recorded income tax benefit of $171 thousand.  During the nine months ended September 30, 2012 the Company recorded income tax expense of $2 thousand and during the nine months ended September 30, 2011 the Company recorded income tax expense of $645 thousand.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.

The Company’s effective tax rate differs from its combined federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s 2010, 2011 and 2012 federal, state and local tax returns remain open for examination.

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

By using derivative hedging instruments and repurchase agreements, the Company is exposed to counterparty credit risk if counterparties to the contracts do not perform as expected. If a counterparty fails to perform on a derivative hedging instrument, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its balance sheet to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty. The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged). If the counterparty fails to perform on a repurchase agreement, the Company is exposed to a loss to the extent that the fair value of collateral pledged exceeds the liability to the counterparty.  The Company attempts to minimize counterparty credit risk by evaluating and monitoring the counterparty’s credit, executing master netting arrangements and obtaining collateral, and executing contracts and agreements with multiple counterparties to reduce exposure to a single counterparty, where appropriate.

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

Management fees accrued and paid to FIDAC for the quarters ended September 30, 2012 and September 30, 2011 were $13.1 million and $13.3 million, respectively. Management fees accrued and paid to FIDAC for the nine months ended September 30, 2012 and September 30, 2011 were $38.9 million and $39.2 million, respectively.

Under the management agreement, the Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarter and nine months ended September 30, 2012 the Company reimbursed FIDAC approximately $105 thousand and $345 thousand for such expenses. During the quarter and nine months ended September 30, 2011, the Company reimbursed FIDAC approximately $166 thousand and $482 thousand for such expenses.

Because of the Restatement, the Company and FIDAC amended the management agreement on March 8, 2013.  In the amendment, the reduction in the management fee was memorialized.  In addition, FIDAC agreed to pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation. The amount paid by FIDAC related to these expenses for the three and nine months ended September 30, 2012 is $1.9 million, respectively, and is presented on the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

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

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the quarter and nine months ended September 30, 2012, fees paid to RCap were $41 thousand and $115 thousand, respectively. During the quarter and nine months ended September 30, 2011, fees paid to RCap were $58 thousand and $113 thousand, respectively.

During the quarters ended September 30, 2012 and September 30, 2011, 31,600 shares of restricted stock issued by the Company to FIDAC’s employees vested.  During the nine months ended September 30, 2012 and September 30, 2011 94,800 shares of restricted stock issued by the Company to FIDAC’s employees vested.

15.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure under ASC 450, Contingencies, as of September 30, 2012 and December 31, 2011.

16.  Subsequent Events

The Board of Directors declared common stock cash dividends of $0.09 per common share for the fourth quarter of 2012, and the first three quarters of 2013.  For the four quarters of 2012, the Company paid cash dividends totaling $0.38 per common share, and for the first three quarters of 2013, the Company paid cash dividends totaling $0.27 per common share.

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

●	our ability to timely file our periodic reports with the SEC;
●	our expectations regarding materiality or significance;
●	the effectiveness of our disclosure controls and procedures;
●	material weaknesses in our internal controls over financial reporting;
●	additional information that may arise from the preparation of our financial statements;
●	inadequacy of or weakness in our internal controls over financial reporting of which we are not currently aware or which have not been detected;
●	general volatility of the securities markets in which we invest;
●	the impact of and changes to various government programs;
●	our expected investments;
●	changes in the value of our investments;
●	interest rate mismatches between our investments and our borrowings used to finance such purchases;
●	changes in interest rates and mortgage prepayment rates;
●	effects of interest rate caps on our adjustable-rate investments;
●	rates of default, delinquencies or decreased recovery rates on our investments;
●	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;
●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
●	the potential delisting of our common stock from the New York Stock Exchange

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;
●	availability of investment opportunities in real estate-related and other securities;
●	availability of qualified personnel;
●	estimates relating to our ability to make distributions to our stockholders in the future;
●	our understanding of our competition;
●	market trends in our industry, interest rates, the debt securities markets or the general economy;
●	our ability to maintain our classification as a REIT for federal income tax purposes; and
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940.

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

Special Note Regarding this Form 10-Q

Unless otherwise indicated herein or as may be required by law (including, without limitation, to reflect the effects of the Restatement, as defined below), the disclosure included in this Form 10-Q is presented as of September 30, 2012.  Accordingly, this Form 10-Q does not reflect all events occurring after September 30, 2012 (except as required by law, or as required by ASC 855, Subsequent Events), and we have not undertaken to update each and every item included in this Form 10-Q to reflect such events.  Therefore, this Form 10-Q should be read in conjunction with our filings we have previously made with the Securities and Exchange Commission subsequent to September 30, 2012.

Restatement

We restated our previously issued (i) Consolidated Statements of Financial Condition included in our Annual Report on Form 10-K as of December 31, 2010 and (ii) Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Stockholders’ Equity (Deficit), and Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, including the cumulative effect of the restatement on Retained earnings (accumulated deficit) as of the earliest period presented as part of our Form 10-K for the year ended December 31, 2011 (which we refer to as the Restatement). The Restatement also impacted each of the quarters for the periods beginning with our inception in November 2007 through the quarter ended September 30, 2011. The historical interim periods included in this Form 10-Q have been restated to reflect the Restatement.

As discussed in Note 2, we corrected amounts previously reported in Total other-than-temporary impairment losses and the Portion of loss recognized in other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income as the previous presentation was reported on a cumulative basis. The current presentation reflects only that portion of total other-than-temporary impairments (“OTTI”) that is incremental for the reporting period by giving consideration to OTTI reported and recognized in prior periods. For the three and nine month periods ended September 30, 2011, the previously reported Total other-than-temporary impairments losses of $151.3 million and $293.9 million was reduced by $72.4 million and $132.0 million, respectively.  This reduction was fully offset by an adjustment to the Portion of loss recognized in other comprehensive income (loss).

In our Form 10-Q for the period ended March 31, 2012, we did not present total OTTI correctly when total cumulative credit losses were greater than total OTTI in the Consolidated Statements of Operations and Comprehensive Income. Total OTTI losses should have been reported net of unrealized gains on a security when they occur in the same period as a credit loss. The previously reported total OTTI and the portion of loss recognized in other comprehensive income (loss) for three month period ended March 31, 2012 of $57.0 million and $8.6 million, respectively, were each reduced by $24.9 million. Additionally, we noted an error in the presentation of reclassification items within Comprehensive Income in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012. This error resulted in a reduction of $47.1 million in Unrealized gains (losses) on available-for-sale securities, net and a reduction in Reclassification adjustment for net realized losses (gains) included in net income (loss) of $15.5 million. These two reductions are fully offset by an increase in Reclassification adjustment for net losses included in net income (loss) for other than temporary credit impairment losses of $62.6 million.  The errors noted related to March 31, 2012 will be corrected in our future filings that present such information. The nine month period ended September 30, 2012 reflects the correction of the March 31, 2012 errors. For the years ended December 31, 2011 and December 31, 2010 the previously reported total OTTI losses of $418.1 million and $295.4 million, respectively, and the portion of loss recognized in other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income of $61.0 million and $163.5 million, respectively, will be reduced by approximately $176.2 million and $255.7 million, respectively, in our 2012 Form 10-K.

These corrections had no impact on any previously reported Net other-than-temporary credit impairment losses, Net income (loss), Other comprehensive income (loss), Net income (loss) per share available to common shareholders or Consolidated Statements of Cash Flows.

Executive Summary

We are a Maryland corporation that commenced operations on November 21, 2007. We acquire, either directly or indirectly through our subsidiaries, residential mortgage-backed securities, or RMBS, residential mortgage loans, commercial mortgage loans, real estate related securities and various other asset classes.  We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.  FIDAC is a fixed-income investment management company that is registered as an investment adviser with the SEC.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.  FIDAC has a broad range of experience in managing investments in Agency RMBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae, Non-Agency RMBS, collateralized debt obligations, or CDOs, and other real estate related investments.

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

● Agency RMBS

● Interest-only RMBS

Residential Mortgage Loans
●      Prime mortgage loans, which are mortgage loans that conform to the underwriting guidelines of Fannie Mae and Freddie Mac, which we refer to as Agency Guidelines; and jumbo prime mortgage loans, which are mortgage loans that conform to the Agency Guidelines except as to loan size

●      Alt-A mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than the documentation standards applied by certain other first lien mortgage loan purchase programs, such as the Agency Guidelines, but have one or more compensating factors such as a borrower with a strong credit or mortgage history or significant assets

●      FHA/VA insured loans, which are mortgage loans that comply with the underwriting guidelines of the Federal Housing Administration (FHA) or Department of Veteran Affairs (VA) and which are guaranteed by the FHA or VA, respectively

●      Mortgage servicing rights associated with residential mortgage loans, which reflect the value of the future stream of expected cash flows from the contractual rights to service a given pool of residential mortgage loans

Commercial Mortgage Loans
●      First or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units; and mixed residential or other commercial properties; retail properties; office properties; or industrial properties, which may or may not conform to the Agency Guidelines

Other Asset-Backed Securities	● CMBS

● Debt and equity tranches of CDOs

● Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

Hedging Instruments	● Swaps

● Swaptions

● Futures

● Index options

● Mortgage options

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at September 30, 2012 was weighted toward Non-Agency RMBS.   At September 30, 2012, based on the outstanding principal balance of our interest earning assets, approximately 75.1% of our investment portfolio was Non-Agency RMBS, 15.7% of our investment portfolio was Agency RMBS, and 9.2% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2011, based on the outstanding principal balance of our interest earning assets, approximately 75.4% of our investment portfolio was Non-Agency RMBS, 21.1% of our investment portfolio was Agency RMBS, and 3.5% of our investment portfolio was securitized residential mortgage loans. We expect that over the near term, our investment portfolio will continue to be weighted toward Non-Agency RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment.  We expect to adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time.  We believe that our strategy, combined with FIDAC’s experience, will enable us to pay dividends and achieve capital appreciation throughout changing market cycles.  We expect to take a long-term view of assets and liabilities, and our reported earnings and estimates of the fair value of our investments at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We expect to finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities, securitizations, commercial paper and term financing CDOs.  We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (or the Code)  If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.  Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)).  We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the quarter ended September 30, 2012 and for the year ended December 31, 2011.  We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the quarter ended September 30, 2012 and the year ended December 31, 2011.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income.  Therefore, for the quarter ended September 30, 2012 and the year ended December 31, 2011, we believe that we qualified as a REIT under the Code.

We operate our business to be exempt from registration under the 1940 Act, and therefore we are required to invest a substantial majority of our assets in loans secured by mortgages on real estate and real estate-related assets.  Subject to maintaining our REIT qualification and our 1940 Act exemption, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

Looking forward, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments.  We may change our investment strategy and policies without a vote of our stockholders.

Trends

We expect the results of our operations to be affected by various factors, many of which are beyond our control.  Our results of operations will primarily depend on, among other things, the level of our net interest income, the market value of our assets, and the supply of and demand for such assets.  Economic trends, both macro as well as those directly affecting the residential housing market, and the supply and demand of RMBS may affect our operations and financial results.  We also evaluate market information regarding current residential mortgage loan underwriting criteria and loan defaults to manage our portfolio of assets, leverage, and debt.

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

Financial Condition

Estimated Economic Book Value

This Management Discussion and Analysis section contains analysis and discussion of financial information that utilizes or presents ratios based on GAAP book value.  The table and discussion below present our estimated economic book value.  We calculate and disclose this non-GAAP measurement because we believe it represents an estimate of the fair value of the assets we own or are able to dispose of, pledge, or otherwise monetize.

GAAP requires us to consolidate certain securitizations and re-securitization transactions where we have determined that we are the primary beneficiary.  In these transactions, we transferred assets to the trusts, which issued tranches of senior and subordinate notes or certificates.  We sold the senior tranches and therefore have no continuing involvement in these trusts other than being a holder of notes or certificates issued by the trusts, with the same rights as other holders of the notes or certificates, except as it relates to CSMC 2012-CIM1 and CSMC 2012-CIM2. As it relates solely to CSMC 2012-CIM1 and CSMC 2012-CIM2, we have the ability to approve loan modifications and determine the course of action to be taken as it relates to loans in technical default, including whether or not to proceed with foreclosure.  The notes and certificates we own that were issued by the trusts are largely subordinated interests in those trusts.  The trusts have no recourse to our assets other than pursuant to a breach by us of the transaction documents related to the transfer of the assets by us to the trusts, but are presented as if we own 100% of the trust.

For re-securitized RMBS transactions and loan securitizations, we present the pre-securitized assets transferred into the consolidated trusts in our Consolidated Statements of Financial Condition as Non-Agency RMBS transferred to consolidated VIEs or Securitized loans held for investment. Past securitization RMBS assets sold are presented as liabilities in our Consolidated Statements of Financial Condition as Securitized debt collateralized by non-Agency RMBS and Securitized loan debt, collateralized by loans held for investment.  We have presented the underlying securities we transferred to the trusts for the calculation of GAAP book value at fair value and recorded the corresponding liability for the notes or certificates sold to third parties at amortized cost.  Fair value adjustments that are not credit related are recorded in Other Comprehensive Income. Credit related impairments are deemed other-than-temporary and are recorded in earnings.

Because we are unable to dispose of, monetize or pledge the RMBS or loans we transferred into the trusts, we also present our estimated economic book value.  We believe this measure represents the estimated value of the securities issued by these trusts that we own.  In contrast to GAAP book value, our estimated economic book value considers only the assets we own or are able to dispose of, pledge, or otherwise monetize.  To determine our estimated economic book value, we consider only the fair value of the notes or certificates issued by the securitization and re-securitization trusts that we actually own.  Accordingly, our estimated economic book value does not include assets or liabilities for which we have no direct ownership, specifically the notes or certificates of the securitization and re-securitization trusts that were sold to third parties.   We believe this estimate represents the value of the assets that we own and are able to dispose of, pledge, or otherwise monetize as of the measurement date.

At September 30, 2012 the difference between GAAP book value and estimated economic book value was determined to be $384.6 million.  At December 31, 2011 the difference between GAAP book value and estimated economic book value was determined to be $159.2 million.  This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold and recorded at amortized cost in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts.  The tables below present the adjustments to GAAP book value necessary to reflect our calculation of estimated economic book value as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands, except per share data)
Assets:
Non-Agency RMBS, at fair value
Senior	$82	$-	$82
Senior interest-only	128,868	-	128,868
Subordinated	509,061	-	509,061
Subordinated interest-only	16,867	-	16,867
RMBS transferred to consolidated VIEs	3,235,572	(1,626,553)	1,609,019
Agency Mortgage-Backed Securities, at fair value	1,997,211	-	1,997,211
Securitized loans held for investment, net of allowance for loan losses	1,136,923	(1,044,696)	92,227
Other assets	514,408	-	514,408
Total assets	$7,538,992	$(2,671,249)	$4,867,743

Liabilities:
Repurchase agreements, Agency RMBS	1,658,906	-	1,658,906
Securitized debt, collateralized by Non-Agency RMBS	1,252,752	(1,252,752)	-
Securitized debt, collateralized by loans held for investment	1,033,925	(1,033,925)	-
Other liabilities	175,220	-	175,220
Total liabilities	4,120,803	(2,286,677)	1,834,126

Total stockholders' equity	3,418,189	(384,572)	3,033,617
Total liabilities and stockholders' equity	$7,538,992	$(2,671,249)	$4,867,743

Book Value Per Share	$3.33	$(0.37)	$2.96

	December 31, 2011
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands, except per share data)
Assets:
Non-Agency RMBS, at fair value
Senior	$1,020	$-	$1,020
Senior interest-only	188,679	-	188,679
Subordinated	606,895	-	606,895
Subordinated interest-only	22,019	-	22,019
RMBS transferred to consolidated VIEs	3,270,332	(1,789,514)	1,480,818
Agency Mortgage-Backed Securities, at fair value	3,144,531	-	3,144,531
Securitized loans held for investment, net of allowance for loan losses	256,632	-	256,632
Other assets	257,027	-	257,027
Total assets	$7,747,135	$(1,789,514)	$5,957,621

Liabilities:
Repurchase agreements, Agency RMBS	2,672,989	-	2,672,989
Securitized debt, collateralized by Non-Agency RMBS	1,630,276	(1,630,276)	-
Securitized debt, collateralized by loans held for investment	212,778	-	212,778
Other liabilities	183,473	-	183,473
Total liabilities	4,699,516	(1,630,276)	3,069,240

Total stockholders' equity	3,047,619	(159,238)	2,888,381
Total liabilities and stockholders' equity	$7,747,135	$(1,789,514)	$5,957,621

Book Value Per Share	$2.97	$(0.15)	$2.81

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

Portfolio Review

During the quarter ended September 30, 2012, on an aggregate basis, we purchased $17.6 million and received $317.7 million in principal payments related to our Agency and Non-Agency RMBS portfolio.  Our securitized loan portfolio received $183.8 million in paydowns during the quarter ended September 30, 2012.

The following table summarizes certain characteristics of our portfolio at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

Interest earning assets at period-end *	$7,024,584	$7,490,108
Interest bearing liabilities at period-end	$3,945,583	$4,516,043
Leverage at period-end	1.2:1	1.5:1
Leverage at period-end (recourse)	0.5:1	0.9:1
Portfolio Composition, at principal value
Non-Agency RMBS	75.1%	75.4%
Senior	0.0%	0.0%
Senior, interest only	25.4%	26.1%
Subordinated	8.7%	9.7%
Subordinated, interest only	2.1%	1.9%
RMBS transferred to consolidated variable interest entities	38.9%	37.7%
Agency RMBS	15.7%	21.1%
Securitized loans	9.2%	3.5%
Fixed-rate percentage of portfolio	75.1%	74.9%
Adjustable-rate percentage of portfolio	24.9%	25.1%

* Excludes cash and cash equivalents.

The following table presents details of each asset class in our portfolio at September 30, 2012 and December 31, 2011.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$135	$58.37	$60.88	0.00%	11.26%	0.10%	42.20%	0.00%	0.00%	12.85%	$-
Senior, interest only	$3,120,432	$4.48	$4.13	1.74%	8.81%	18.01%	17.43%	20.60%	51.84%	0.00%	$-
Subordinated	$1,074,560	$44.41	$47.37	3.17%	10.83%	19.70%	18.52%	18.98%	51.43%	15.26%	$15,548
Subordinated, interest only	$264,052	$6.59	$6.39	2.45%	5.96%	14.95%	14.83%	21.63%	45.45%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$4,795,819	$53.48	$68.87	4.96%	15.44%	14.94%	14.24%	30.34%	58.68%	2.61%	$61,081
Agency Mortgage-Backed Securities	$1,934,283	$103.14	$108.78	4.65%	3.61%	25.78%	21.94%	NA	NA	0.00%	$-
Securitized loans	$1,134,994	$101.17	$101.65	4.89%	4.37%	43.51%	5.43%	1.03%	5.02%	10.93%	$753

(1) Bond Equivalent Yield at period end.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.).

	December 31, 2011
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,115	$95.13	$91.55	1.02%	2.95%	20.23%	14.55%	30.99%	68.49%	75.11%	$-
Senior, interest only	$3,734,452	$5.34	$5.05	1.96%	13.28%	15.80%	17.02%	19.77%	49.98%	0.00%	$-
Subordinated	$1,378,891	$47.44	$44.01	3.44%	9.57%	16.48%	17.56%	19.48%	50.07%	19.03%	$19,964
Subordinated, interest only	$277,560	$7.89	$7.93	2.94%	9.93%	13.31%	15.07%	24.30%	45.80%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$5,265,128	$55.14	$62.11	5.32%	14.56%	12.40%	14.70%	32.26%	57.61%	4.15%	$161,263
Agency Mortgage-Backed Securities	$2,937,041	$103.07	$107.06	4.66%	3.83%	28.49%	24.59%	NA	NA	100.00%	$-
Securitized loans	$268,122	$100.92	$83.14	3.05%	4.77%	24.91%	23.51%	6.17%	39.86%	8.86%	$1,323

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

The following table presents changes to Accretable Discount and Non-Accretable Difference as it pertains to our entire Non-Agency RMBS portfolio for assets with purchase discounts for the quarters and nine months ended September 30, 2012 and 2011.

	For the Quarter Ended
	September 30, 2012		September 30, 2011
	(dollars in thousands)
	Accretable Discount	Non-Accretable Difference	Accretable Discount	Non-Accretable Difference
Balance at beginning of period	$1,202,957	$1,773,195	$1,273,274	$1,657,474
Accretion of discount	(36,770)	-	(41,836)	-
Principal Writedowns	-	(83,948)	-	(47,234)
Sales	(81,690)	(10,058)	(61)	-
Net other-than-temporary credit impairment losses	-	10,014	-	150,367
Transfers from credit reserve	44,888	(44,888)	133,908	(133,908)
Transfers to credit reserve	(10,907)	10,907	(75,985)	75,985
Balance at end of period	$1,118,478	$1,655,222	$1,289,300	$1,702,684

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
	(dollars in thousands)
	Accretable Discount	Non-Accretable Difference	Accretable Discount	Non-Accretable Difference
Balance at beginning of period	$1,176,019	$1,931,930	$1,098,061	$1,879,475
Accretion of discount	(111,297)	-	(99,483)	-
Principal Writedowns	-	(229,888)	-	(133,211)
Purchases	29,562	16,063	29,020	71,892
Sales	(47,751)	(115,003)	4,852	(104,342)
Net other-than-temporary credit impairment losses	-	124,065	-	245,720
Transfers from credit reserve	152,821	(152,821)	472,106	(472,106)
Transfers to credit reserve	(80,876)	80,876	(215,256)	215,256
Balance at end of period	$1,118,478	$1,655,222	$1,289,300	$1,702,684

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 6 financial institution counterparties as of September 30, 2012 that are either domiciled in Europe or are a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at September 30, 2012:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	217,157	$-	$10,379	0.14%
Germany	1	-	(16,286)	(16,286)	-0.22%
Netherlands	1	260,088	-	12,624	0.17%
Switzerland	2	270,775	(42,787)	(27,806)	-0.37%
United Kingdom	1	190,450	-	6,616	0.09%
Total	6	$938,470	$(59,073)	$(14,473)	-0.19%

(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At September 30, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Results of Operations for the Quarters and Nine months Ended September 30, 2012 and 2011

All prior results of operations presented below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Quarters and Nine months ended September 30, 2012 and September 30, 2011” have been revised to reflect the effects of the Restatement.

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

	GAAP Net Interest Income	Less: Realized Net Losses on Interest Rate Swaps	Economic Net Interest Income (1)	GAAP Interest Expense	Add: Realized Net Losses on Interest Rate Swaps	Economic Interest Expense
For the Quarter Ended September 30, 2012	$110,340	$5,298	$105,038	$34,356	$5,298	$39,654
For the Quarter Ended June 30, 2012	$139,571	$5,194	$134,375	$21,953	$5,194	$27,147
For the Quarter Ended March 31, 2012	$113,293	$4,398	$108,892	$36,375	$4,398	$40,773
For the Year Ended December 31, 2011	$570,166	$15,929	$554,223	$134,858	$15,929	$150,787
For the Quarter Ended December 31, 2011	$136,845	$4,285	$132,559	$30,696	$4,285	$34,981
For the Quarter Ended September 30, 2011	$152,789	$4,500	$148,289	$32,792	$4,500	$37,292

(1) Excludes cash and cash equivalents.

Interest Income and Average Earning Asset Yield

We had average interest earning assets of $12.4 billion and $11.8 billion for the quarters ended September 30, 2012 and September 30, 2011, respectively, and $10.6 billion and $11.7 billion for the nine months ended September 30, 2012 and September 30, 2011, respectively. Our primary source of income is interest income earned on our assets.  Our interest income was $144.7 million and $185.6 million for the quarters ended September 30, 2012 and September 30, 2011, respectively, and $455.9 million and $537.5 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The yield on our portfolio was 4.68% and 6.29% for the quarters ended September 30, 2012 and September 30, 2011, respectively, and 5.71% and 6.12% for the nine months ended September 30, 2012 and September 30, 2011, respectively.  For the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011, interest income decreased by $40.9 million due primarily to a decrease in yield on the portfolio.  The decrease in yield in our portfolio is a result of less higher yielding Non-Agency and Agency RMBS investments and an increase in lower yielding investments in securitized loans. For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, interest income decreased by $81.6 million due primarily to a decrease in average interest earning assets of $1.1 billion and lower overall yields on the portfolio.  The decrease in yield in the portfolio is a result of less higher yielding Non-Agency and Agency RMBS investments and an increase in lower yielding investments in securitized loans.

Economic Interest Expense and the Cost of Funds

We had average borrowed funds of $4.4 billion and $6.4 billion and total economic interest expense of $39.7 million and $37.3 million for the quarters ended September 30, 2012 and September 30, 2011, respectively. We had average borrowed funds of $4.5 billion and $6.2 billion and total economic interest expense of $107.6 million and $115.8 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  Our average cost of funds was 3.61% and 2.33% for the quarters ended September 30, 2012 and September 30, 2011, respectively. Our average cost of funds was 3.19% and 2.49% for the nine months ended September 30, 2012 and September 30, 2011, respectively.  The economic average cost of funds increased by 128 basis points and the average borrowed funds decreased by $2.0 billion during the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011.  We attribute the increase in the annualized cost of funds to increases in securitized debt collateralized by loans held for investment, which has a higher cost of funds rate than repurchase agreements and securitized debt collateralized by Non-Agency RMBS as well as increased LIBOR rates over the same period of the prior year.

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

Average Cost of Funds
	Average Borrowed Funds	Economic Interest Expense (1)	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For the quarter ended September 30, 2012	$4,397,212	$39,654	3.61%	0.24%	0.73%	(0.49%)	3.37%	2.88%
For the quarter ended June 30, 2012	$4,718,431	$27,147	2.30%	0.24%	0.73%	(0.49%)	2.06%	1.57%
For the quarter ended March 31, 2012	$4,358,333	$40,773	3.74%	0.26%	0.76%	(0.50%)	3.48%	2.98%
For the year ended December 31, 2011	$5,989,117	$150,787	2.52%	0.23%	0.51%	(0.28%)	2.29%	2.01%
For the quarter ended December 31, 2011	$5,317,006	$34,981	2.63%	0.26%	0.68%	(0.42%)	2.37%	1.95%
For the quarter ended September 30, 2011	$6,390,222	$37,292	2.33%	0.21%	0.47%	(0.26%)	2.12%	1.86%

(1) Includes effect of realized losses on interest rate swaps.

Net Income (Loss) Summary

Our net income for the quarter ended September 30, 2012 was $128.1 million and net income per basic and diluted share was $0.12.  Our net loss for the quarter ended September 30, 2011 was $60.0 million and net loss per basic and diluted share was $0.06. Net income increased by $188.1 million for the quarter ended September 30, 2012 as compared to September 30, 2011.  The increase in net income and our net income per share for the quarter ended September 30, 2012 as compared to September 30, 2011 is attributable to fewer impairment losses and increased realized gains on sales of investments in the current period.  These increases were offset in part by declining net interest income, primarily from a decline in Agency RMBS assets quarter over quarter and higher financing costs of securitized debt collateralized by loans.

Our net income for the nine months ended September 30, 2012 was $249.1 million and earnings per basic and diluted share was $0.24. Our net income for the nine months ended September 30, 2011 was $94.6 million and earnings per basic and diluted share were $0.09. Our net income was generated primarily by interest income on our portfolio.  Net income increased by $154.5 million for the nine months ended September 30, 2012 as compared to September 30, 2011.  The increase in net income and our net income per share for the nine months ended September 30, 2012 as compared to September 30, 2011 is attributable to fewer impairment losses and increased realized gains on sales of investments in the quarter ended September 30, 2012.  These increases were offset in part by declining net interest income, primarily from a decline in Agency RMBS assets in the nine months ended September 30, 2013 compared to the prior period.

During the quarters ended September 30, 2012 and September 30, 2011, we recognized approximately $10.0 million and $150.6 million of net other-than-temporary credit impairment losses in earnings related to Non-Agency RMBS as fair values and the present value of cash flows expected to be collected were below amortized cost. The decrease in OTTI is attributable to improving fair values as well as favorable changes in cash flows expected to be collected.  The favorable change in cash flows is mainly attributable to improvements in expected cash flow of our Non-Agency RMBS, and increasing prepayment speeds, which result in an increase in the present value of cash flows expected to be collected.

During the nine months ended September 30, 2012 and September 30, 2011, we recognized approximately $124.1 million and $245.9 million of net other-than-temporary credit impairment losses in earnings related to Non-Agency RMBS as fair values and the present value of cash flows expected continue to show improvements over the prior period.

Other-than-temporary impairment charges, which were recognized on Non-Agency RMBS, reflect changes in our estimate of the extent and timing of cash flows expected to be collected that reflect consideration of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security. At September 30, 2012, we had a gross unrealized loss of $383 thousand related to Agency RMBS and a gross unrealized loss of $40.3 million related to Non-Agency RMBS.  Impairments on Agency RMBS in an unrealized loss position at September 30, 2012 are considered temporary and not credit related. Unrealized losses on Non-Agency RMBS for which no OTTI was recorded during the quarter are considered temporary based on an estimate of the cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. Significant judgment is used in estimating both our cash flows expected to be collected for its Non-Agency RMBS and the credit component of OTTI.  Refer to “Significant Accounting Policies” in the accompanying notes to the consolidated financial statements for more information regarding the recognition of OTTI.

The table below presents the net income (loss) summary for the quarters and nine months ended September 30, 2012 and 2011.

Net Income (Loss)
(dollars in thousands)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Interest Income:
Interest income	$36,576	$68,776	$139,926	$197,718
Interest expense	(2,281)	(3,149)	(7,080)	(9,160)

Interest income, Assets of consolidated VIEs	108,120	116,805	315,962	339,765
Interest expense, Non-recourse liabilities of VIEs	(32,075)	(29,643)	(85,604)	(95,002)
Net interest income (expense)	110,340	152,789	363,204	433,321
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,713)	(78,950)	(47,264)	(161,924)
Portion of loss recognized in other comprehensive income (loss)	(7,301)	(71,610)	(76,801)	(83,989)
Net other-than-temporary credit impairment losses	(10,014)	(150,560)	(124,065)	(245,913)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(4,427)	(25,312)	(14,607)	(34,981)
Realized gains (losses) on interest rate swaps	(5,298)	(4,500)	(14,890)	(11,644)
Gains (losses) on interest rate swaps	(9,725)	(29,812)	(29,497)	(46,625)
Net unrealized gains (losses) on interest-only RMBS	(15,393)	(17,600)	22	(1,611)
Realized gains (losses) on sales of investments, net	69,155	58	85,165	1,787
Total other gains (losses)	44,037	(47,354)	55,690	(46,449)
Net investment income (loss)	144,363	(45,125)	294,829	140,959
Other expenses:
Management fees	13,051	13,252	38,863	39,154
Expense recoveries from Manager	(1,910)	-	(1,910)	-
Net Management fees	11,141	13,252	36,953	39,154
Provision for loan losses, net	496	-	(396)	1,442
General and administrative expenses	4,658	1,830	9,188	5,137
Total other expenses	16,295	15,082	45,745	45,733
Income (loss) before income taxes	128,068	(60,207)	249,084	95,226
Income taxes	-	(171)	2	645
Net income (loss)	$128,068	$(60,036)	$249,082	$94,581

Economic Net Interest Income

Our economic net interest income, which equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on interest rate swaps, totaled $105.0 million and $148.3 million for the quarters ended September 30, 2012 and September 30, 2011, respectively, and $348.3 million and $421.7 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  Our net interest spread, which equals the yield on our average assets for the period less the economic average cost of funds for the period, was 1.07% and 3.96% for the quarters ended September 30, 2012 and September 30, 2011, respectively, and 2.52% and 3.63% for the nine months ended September 30, 2012 and September 30, 2011, respectively.  We attribute the decline in economic net interest income in 2012 compared to 2011 to an increase in our cost of funds as a result of higher interest expense on securitized debt collateralized by loans held for investment and an increase in LIBOR year over year.

The table below shows our average earning assets held, total interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense (including the effect of realized losses on interest rate swaps), average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

Economic Net Interest Income

	Average Earning Assets Held (1)	Interest Earned on Assets (1)	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Economic Average Cost of Funds	Economic Net Interest Income (1) (2)	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)
For the quarter ended September 30, 2012	$12,366,202	$144,692	4.68%	$4,397,212	$39,654	3.61%	$105,038	1.07%
For the quarter ended June 30, 2012	$9,898,151	$161,522	6.53%	$4,718,431	$27,147	2.30%	$134,375	4.23%
For the quarter ended March 31, 2012	$9,664,096	$149,665	6.19%	$4,358,333	$40,773	3.74%	$108,892	2.45%
For the year ended December 31, 2011	$11,438,442	$705,010	6.16%	$5,989,117	$150,787	2.52%	$554,223	3.64%
For the quarter ended December 31, 2011	$10,636,688	$167,540	6.30%	$5,317,006	$34,981	2.63%	$132,559	3.67%
For the quarter ended September 30, 2011	$11,803,044	$185,581	6.29%	$6,390,222	$37,292	2.33%	$148,289	3.96%

(1) Excludes cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps.

Gains and Losses on Sales of Assets

During the quarter ended September 30, 2012, we sold RMBS (primarily Agency RMBS) with a carrying value of $795.1 million for realized gains of $69.2 million. During the quarter ended September 30, 2011, we sold RMBS with a carrying value of $2.3 million for realized gains of $58 thousand. During the nine months ended September 30, 2012 and September 30, 2011, we sold RMBS with a carrying value of $858.2 million and $669.1 million for realized gains of $85.2 million and $1.8 million, respectively. The increase in sales during the quarter was to reduce leverage in the portfolio, improve liquidity and take advantage of market conditions to realize gains in the portfolio.

Secured Debt Financing Transactions

During the nine months ended September 30, 2012, we financed the purchase of $1.2 billion of jumbo prime whole loans by securitizing and selling senior bonds to third party investors for net proceeds of $1.1 billion. We retained the subordinate tranches of the securitizations.  We did not re-securitize RMBS or jumbo prime whole loans during the quarter and nine months ended September 30, 2011.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $13.1 million and $13.3 million for the quarters ended September 30, 2012 and September 30, 2011, respectively, and $38.9 million and $39.2 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  The management fee is based on our stockholders’ equity as defined in the investment management agreement.

General and administrative (or G&A) expenses were $4.7 million and $1.8 million for the quarters ended September 30, 2012 and September 30, 2011, respectively, and $9.2 million and $5.1 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  Our G&A expenses increased primarily due to servicing fees associated with the CSMC 2012-CIM1 and CSMC 2012-CIM2 securitizations.

Our Manager has agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the “Evaluation”); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees of $542,400), outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation. The amount paid by our Manager related to these expenses for the three and nine months ended September 30, 2012 is $1.9 million, respectively, and is presented on the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

Total Management fee and G&A expenses as a percentage of average total assets were 0.80% and 0.61% for the quarters ended September 30, 2012 and September 30, 2011, respectively, and 0.80% and 0.66% for the nine months ended September 30, 2012 and September 30, 2011, respectively.

We reimburse FIDAC for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.  During the quarter ended September 30, 2012 and September 30, 2011, we reimbursed FIDAC approximately $105 thousand and $166 thousand for such expenses, respectively.  During the nine months ended September 30, 2012 and September 30, 2011, we reimbursed FIDAC approximately $345 thousand and $482 thousand for such expenses, respectively.

The table below shows our total management fee, and G&A expenses as compared to average total assets and average equity for the periods presented.

Management Fees, G&A Expenses and Operating Expense Ratios
	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the quarter ended September 30, 2012	$15,799	0.80%	1.92%
For the quarter ended June 30, 2012	$15,444	0.75%	1.95%
For the quarter ended March 31, 2012	$14,898	0.74%	1.92%
For the year ended December 31, 2011	$59,236	0.75%	1.76%
For the quarter ended December 31, 2011	$14,945	0.68%	1.87%
For the quarter ended September 30, 2011	$15,082	0.61%	1.78%

Net Income (Loss) and Return on Average Equity

Our net income was $128.1 million for the quarter ended September 30, 2012 and our net loss was $60.0 million for the quarter ended September 30, 2011, respectively.  Our net income was $249.1 million and $94.6 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  The table below shows our economic net interest income, realized gains (losses) on sale of assets and the credit related OTTI, realized and unrealized gains (losses) on interest rate swaps and IOs, total management fee and G&A expenses, and income tax, each as a percentage of average equity, and the return on average equity for the periods presented. Our return on average equity increased from (7.08%) for the quarter ended September 30, 2011 to 15.53% for the quarter ended September 30, 2012 and from 3.59% for the nine months ended September 30, 2011 to 10.27% for the nine months ended September 30, 2012 primarily due to a decline in losses related to OTTI and increase in realized gains on sales of investments, offset in part by lower economic net interest income.

Components of Return on Average Equity

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Income Tax Benefit/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For the quarter ended September 30, 2012	12.74%	7.11%	(2.40%)	(1.92%)	0.00%	15.53%
For the quarter ended June 30, 2012	16.93%	(8.14%)	(1.70%)	(1.95%)	0.00%	5.14%
For the quarter ended March 31, 2012	14.01%	(4.18%)	2.41%	(1.92%)	0.00%	10.32%
For the year ended December 31, 2011	16.47%	(9.16%)	(1.46%)	(1.76%)	(0.02%)	4.08%
For the quarter ended December 31, 2011	16.59%	(7.82%)	(1.55%)	(1.87%)	0.00%	5.35%
For the quarter ended September 30, 2011	17.49%	(17.75%)	(5.06%)	(1.78%)	0.02%	(7.08%)

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

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing.  The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions include changes to the margin maintenance requirements, cross default provisions, required haircuts (or the percentage that is subtracted from the value of RMBS that collateralizes the financing), purchase price maintenance requirements, and requirements that all disputes related to the repurchase agreement be litigated or arbitrated in a particular jurisdiction.  These provisions may differ for each of our lenders.

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

Current Period

We held cash and cash equivalents of approximately $458.1 million and $206.3 million at September 30, 2012 and December 31, 2011, respectively.

Our operating activities provided net cash of approximately $271.7 million and $340.7 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The cash provided by operating activities decreased for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011 due primarily to a decrease in economic net interest income earned on the portfolio of $73.4 million.

Our investing activities provided net cash of approximately $880.3 million for the nine months ended September 30, 2012 and resulted in the net use of cash of approximately $2.0 billion for the nine months ended September 30, 2011, respectively.  During the nine months ended September 30, 2012 we generated cash from sales of RMBS investments of $943.4 million and principal payments of $1.2 billion related to all our investment assets offset by purchases of $1.2 billion in jumbo prime whole loans.  During the nine months ended September 30, 2011 we utilized cash to purchase $3.7 billion in securities which was offset by proceeds from asset sales of $670.9 million and principal payments of $1.0 billion related to all our assets.  In 2011, we used cash in investing activities and in 2012 cash was provided by investing activities as we had a significant decline in purchases of RMBS securities from the prior year.

Our financing activities resulted in the net use of cash of approximately $900.2 million for the nine months ended September 30, 2012 and provided net cash of approximately $1.6 billion for the nine months ended September 30, 2011, respectively.  The nine months ended September 30, 2012 reflected net payments on repurchase agreements of $1.0 billion as compared to net proceeds from repurchase agreements of $2.4 billion for the nine months ended September 30, 2011. In addition, the nine months ended September 30, 2012 reflected net proceeds from securitized debt borrowings of $1.1 billion associated with the issuance of debt in the CSMC 2012-CIM1 and CSMC 2012-CIM2 securitization trusts, as compared to net proceeds from securitized debt borrowings of $311.0 million for the nine months ended September 30, 2011.

We expect to continue to finance our RMBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities as a source of cash to fund new purchases.

At September 30, 2012 and December 31, 2011, the remaining maturities on our RMBS repurchase agreements were as follows.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Overnight	$35,430	$-
1-29 days	1,130,037	1,368,945
30 to 59 days	144,595	836,007
60 to 89 days	-	-
90 to 119 days	35,475	171,836
Greater than or equal to 120 days	313,369	296,201
Total	$1,658,906	$2,672,989

We collateralize the repurchase agreements we use to finance our operations with Agency RMBS.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which vary from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS values occur.  At September 30, 2012, the weighted average haircut on our repurchase agreements was 5%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the asset values in the aggregate exceeds their allowable exposure to us.  A decline in asset values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average repurchase balance and repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average balances except in periods where we are adjusting the size of our portfolio by using leverage.  Our repurchase agreement balance at September 30, 2012 decreased compared to our average repurchase agreement balance for the quarter ended December 31, 2011 due to sales of Agency RMBS during the fourth quarter of 2011.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter Ended September 30, 2012	$1,954,958	$1,658,906
Quarter Ended June 30, 2012	$2,412,827	$2,362,088
Quarter Ended March 31, 2012	$2,554,295	$2,502,870
Year Ended December 31, 2011	$3,843,683	$2,672,989
Quarter Ended December 31, 2011	$3,379,539	$2,672,989
Quarter Ended September 30, 2011	$4,301,251	$4,171,190

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At September 30, 2012 and December 31, 2011 our total debt was approximately $3.9 billion and $4.5 billion, which represented a debt-to-equity ratio of approximately 1.2:1 and 1.5:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

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

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the quarters ended September 30, 2012 or September 30, 2011. As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we will not be able to issue shares of our common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

On September 24, 2009, we implemented a Dividend Reinvestment and Share Purchase Plan, or DRSPP.  The DRSPP provided holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock.  The DRSPP was administered by the Administrator, Computershare. During the nine months ended September 30, 2012 we raised $117 thousand by issuing 39,000 shares through the DRSPP.  During the nine months ended September 30, 2011 we raised $786 thousand by issuing 214,000 shares through the DRSPP.  The DRSPP was suspended when we were no longer current on our filings.  As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we will not be able to issue shares of our DRSPP until filings with the SEC have been timely made for a full year.

During the quarter ended September 30, 2012 we declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the quarter ended September 30, 2011, we declared dividends to common shareholders totaling $133.4 million, or $0.13 per share.

During the nine months ended September 30, 2012 we declared dividends to common shareholders totaling $297.8 million, or $0.29 per share.  During the nine months ended September 30, 2011, we declared dividends to common shareholders totaling $410.5 million, or $0.40 per share.

The Board of Directors has initiated a regular quarterly dividend of $0.09 per common share for the fourth quarter of 2012, and for each quarter of 2013.

There was no preferred stock issued or outstanding as of September 30, 2012 and December 31, 2011.

Related Party Transactions

The Management Agreement

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

Fees Paid Under the Management Agreement

For the quarters ended September 30, 2012 and September 30, 2011, our Manager earned management fees of $13.1 million and $13.3 million and for the nine months ended September 30, 2012 and September 30, 2011, our Manager earned management fees of $38.9 million and $39.2 million, respectively and received expense reimbursements of $105 thousand and $166 thousand and $345 thousand and $482 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services. RCap may also provide brokerage services to us from time to time.  During the quarter ended and nine months September 30, 2012, fees paid to RCap were $41 thousand and $115 thousand, respectively.  During the quarter and nine months ended September 30, 2011, fees paid to RCap $58 thousand and $113 thousand, respectively.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to our Manager’s employees and members of our board of directors on January 2, 2008.  During the quarters ended September 30, 2012 and September 30, 2011, 31,600 shares of restricted stock we had awarded to our Manager’s employees vested and of those vested shares 217 and 226 shares were forfeited, respectively.  During the nine months ended September 30, 2012 and September 30, 2011, 94,800 shares of restricted stock we had awarded to our Manager’s employees vested and of those vested shares 598 and 1,726 shares were forfeited, respectively.  We did not grant any incentive awards during the quarter and nine months ended September 30, 2012.  At September 30, 2012 and September 30, 2011 there were approximately 664,000 and 790,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the quarter ended September 30, 2012 and September 30, 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $75 thousand and $112 thousand, respectively.  For the nine months ended September 30, 2012 and 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $242 thousand and $360 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2012.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for actual on the underlying collateral of the debt.

September 30, 2012
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,658,906	$-	$-	$-	$1,658,906
Securitized debt	640,029	737,935	388,354	454,842	2,221,160
Interest expense on RMBS repurchase agreements (1)	3,740	5	-	-	3,745
Interest expense on securitized debt (1)	88,811	111,475	68,807	193,202	462,295
Total	$2,391,486	$849,415	$457,161	$648,044	$4,346,106
(1) Interest is based on variable rates in effect as of September 30, 2012.

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

Capital Requirements

At September 30, 2012 and December 31, 2011, we had no material commitments for capital expenditures.

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

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  We are monitoring developments related to this matter.

Based on our calculations, as of September 30, 2012 and December 31, 2011, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally repurchase agreements, warehouse facilities, securitization/re-securitization, commercial paper and term financing CDOs. Our repurchase agreements and warehouse facilities may be of limited duration that are periodically refinanced at current market rates. We intend to mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, futures and mortgage options.

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

Interest Rate Cap Risk

We also invest in adjustable-rate mortgage loans and RMBS. These are mortgages or RMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate mortgage loans and RMBS may effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in an RMBS may be subject to periodic payment caps. This could result in our receipt of less coupon income on our adjustable-rate mortgages or RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which could have a negative effect on our financial condition, cash flows and results of operations.

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

Our profitability and the value of our portfolio (including the value of hedges) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value solely as it relates to our Agency RMBS portfolio (including interest rate swap hedges) should interest rates go up or down 25, 50, and 75 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2012. Estimates regarding prepayments and other activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

	September 30, 2012
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
-75 Basis Points	(3.72%)	0.71%
-50 Basis Points	(2.55%)	0.18%
-25 Basis Points	(1.26%)	(0.06)%
Base Interest Rate	-	-
+25 Basis Points	1.16%	(0.19%)
+50 Basis Points	2.24%	(0.30%)
+75 Basis Points	3.38%	(0.44%)

Prepayment Risk

As we receive prepayments of principal on these investments, premiums and discounts on such investments will be amortized or accreted into interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accelerated and accreted into interest income increasing interest income.

Extension Risk

Our Manager computes the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when fixed-rate or hybrid adjustable-rate mortgage loans or RMBS are acquired via borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates as the borrowing costs are effectively fixed for the duration of the fixed-rate portion of the related assets.  However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed and hybrid adjustable-rate assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2012.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,184,101	$1,772,575	$1,218,984	$8,148,614	$12,324,274
Cash equivalents	458,107	-	-	-	458,107
Total rate sensitive assets	1,642,208	1,772,575	1,218,984	8,148,614	12,782,381

Rate sensitive liabilities	177,825	557,761	79,097	1,820,263	2,634,946
Interest rate sensitivity gap	$1,464,383	$1,214,814	$1,139,887	$6,328,351	$10,147,435

Cumulative rate sensitivity gap	$1,464,383	$2,679,197	$3,819,084	$10,147,435
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	11%	21%	30%	79%

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

In addition, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has identified the following additional issue related to our material weakness in internal control over financial reporting.  Previously reported amounts in total OTTI losses and the non-credit portion of loss recognized in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income were reported on a cumulative basis.  As discussed in our immaterial restatement disclosure in this Form 10-Q, the current presentation reflects only that portion of total OTTI loss that is incremental for the reporting period giving consideration to OTTI reported and recognized in prior periods. Accordingly, total OTTI losses and the portion of loss recognized in other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income was changed for the 2011 and 2012 periods presented, for comparability purposes.

As a result, our Chief Executive Officer and Chief Financial Officer determined that the aforementioned material weaknesses in our internal controls over financial reporting were not remediated and that our disclosure controls and procedures were not effective as of September 30, 2012 and as of the date of this report.

Based upon the substantial work performed during the Restatement process and the procedures performed through the filing of this Form 10-Q, we have concluded that the consolidated financial statements for the periods covered by and included in this Form 10-Q are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

Other than the changes discussed above, there have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

**           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2012 (Unaudited) and December 31, 2011 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the nine months ended September 30, 2012 and September 30, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: November 27, 2013

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: November 27, 2013

S-1