Form 10-K
period 2012-12-31
CHIMERA INVESTMENT CORP
filed 2013-12-31
CIK 1409493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2012

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
Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☑

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
Large accelerated filer  ☑   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No  ☑

At June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,941,478,436 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on December 31, 2013 was 1,027,626,237.

CHIMERA INVESTMENT CORPORATION
2012 FORM 10-K ANNUAL REPORT

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

●
our ability to maintain existing financing arrangements, obtain future financing arrangements and the terms of such arrangements, particularly in light of the restatement and other matters discussed in this Form 10-K;

●	our ability to timely file our periodic reports with the Securities and Exchange Commission, or SEC;

●	our expectations regarding materiality or significance;

●	the effectiveness of our disclosure controls and procedures;

●	material weaknesses in our internal controls over financial reporting;

●	additional information that may arise from the preparation of our financial statements;

●	inadequacy of or weakness in our internal controls over financial reporting of which we are not currently aware or which have not been detected;

●	general volatility of the securities markets in which we invest;

●	the impact of and changes to various government programs;

●	our expected investments;

●	changes in the value of our investments;

●	interest rate mismatches between our investments and our borrowings used to finance such purchases;

●	changes in interest rates and mortgage prepayment rates;

●	effects of interest rate caps on our adjustable-rate investments;

●	rates of default, delinquencies or decreased recovery rates on our investments;

●	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

●	the potential delisting of our common stock from the New York Stock Exchange, or NYSE:

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

●	availability of investment opportunities in real estate-related and other securities;

●	availability of qualified personnel;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition;

●	market trends in our industry, interest rates, the debt securities markets or the general economy;

●	our ability to maintain our classification as a real estate investment trust, or REIT, for federal income tax purposes; and

●	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this 2012 Form 10-K.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Special Note Regarding this Form 10-K

Chimera Investment Corporation restated its previously issued (i) Consolidated Statements of Financial Condition included in its Annual Report on Form 10-K as of December 31, 2010 and (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows for the year ended December 31, 2010, including the cumulative effect of the Restatement on Retained earnings (accumulated deficit) (the “Restatement”).  Unless otherwise indicated herein or as may be required by law (including, without limitation, to reflect the effects of the Restatement, as defined above), the disclosure included in this Form 10-K is presented as of December 31, 2012.  Accordingly, this Form 10-K does not reflect all events occurring after December 31, 2012 (except as required by law, or as required by ASC 855, Subsequent Events), and we have not undertaken to update each and every item included in this Form 10-K to reflect such events.  Therefore, this Form 10-K should be read in conjunction with our filings we have previously made with the SEC subsequent to December 31, 2012.

PART I

Item 1.                      Business

The Company

We are a specialty finance company that invests, either directly or indirectly through our subsidiaries, in residential mortgage-backed securities, or RMBS, residential mortgage loans, commercial mortgage loans, real estate-related securities and various other asset classes.  We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2007.  Therefore, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.  We were incorporated in Maryland in June 2007 and commenced operations in November 2007.  We listed our common stock on the NYSE in November 2007 and trade under the symbol “CIM”.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as our Manager or FIDAC.  Our Manager is an investment advisor registered with the SEC.  Additionally, our Manager is a wholly-owned subsidiary of Annaly Capital Management, Inc., or Annaly, a NYSE-listed REIT, which has a long track record of managing investments in U.S. government agency mortgage-backed securities, or Agency RMBS, and other real-estate related investments.

Our Manager

We are externally managed and advised by FIDAC, a fixed-income management company, pursuant to a management agreement.  All of our officers are employees of our Manager or one of its affiliates.  We believe our relationship with our Manager enables us to leverage our Manager’s well-respected and established portfolio management resources for each of our targeted asset classes and we utilize our Manager’s infrastructure, including its investment professionals that focus on residential mortgage loans, Agency RMBS, that are guaranteed by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, Non-Agency RMBS, commercial mortgage loans, commercial mortgage-backed securities, or CMBS, and ABS.  Additionally, we utilize our Manager’s finance and administration functions, which address accounting, legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.  Our Manager commenced active investment management operations in 1994.

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

Our targeted asset classes and the principal investments we have made and may in the future invest in are as follows:

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at December 31, 2012 was weighted toward Non-Agency RMBS.   At December 31, 2012, based on the principal value of our interest earning assets, approximately 74.6% of our investment portfolio was Non-Agency RMBS, 14.7% of our investment portfolio was Agency RMBS, and 10.7% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2011, based on the principal value of our interest earning assets, approximately 75.4% of our investment portfolio was Non-Agency RMBS, 21.1% of our investment portfolio was Agency RMBS, and 3.5% of our investment portfolio was securitized residential mortgage loans. We expect that over the near term, our investment portfolio will continue to be weighted toward RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

Following our initial public offering we initially engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and purchased and securitized such residential mortgage loans ourselves.  In the past we have also acquired formerly AAA-rated Non-Agency RMBS and immediately re-securitized those securities.  We sold the resulting AAA-rated super senior RMBS and retained the rated or unrated mezzanine RMBS.  More recently we have engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator or another entity, such as an investment bank, structured the securitization and purchased the resulting mezzanine and subordinate Non-Agency RMBS.  Structuring the securitizations in this manner enabled us to only acquire the resulting mezzanine and subordinate Non-Agency RMBS without having to actually acquire the loans underlying the securitizations.  Our investment decisions, however, will depend on prevailing market conditions and our business opportunities at such time and we expect that these will change over time.  As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments.  We may change our investment strategy and policies without a vote of our stockholders.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment.  We will adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time.  We believe that our strategy, combined with our Manager’s experience, will enable us to pay dividends and achieve capital appreciation throughout changing market cycles.  We expect to take a long-term view of assets and liabilities, and our reported earnings and estimates of the fair value of our investments at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

We use leverage to seek to increase our potential returns and to fund the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We expect to finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities and securitizations.  We may manage our debt by utilizing interest rate hedges, such as interest rate swaps, to reduce the effect of interest rate fluctuations related to our debt.

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

We may invest in net interest margin securities, or NIMs, which are notes that are payable from and secured by excess cash flow that is generated by RMBS or home equity line of credit-backed securities, or HELOCs, after paying the debt service, expenses and fees on such securities.  The excess cash flow represents all or a portion of a residual that is generally retained by the originator of the RMBS or HELOCs.  The residual is illiquid, and thus the originator will monetize the position by securitizing the residual and issuing a NIM, usually in the form of a note that is backed by the excess cash flow generated in the underlying securitization.  We may also invest in interest-only (“IO”) Agency and Non-Agency RMBS. These IO RMBS represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral.

We may invest in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac which are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect passing through monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities.  We may also invest in collateralized mortgage obligations, or CMOs, issued by the Agencies.  CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates.  Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired.

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

We expect that any loans we acquire will be first lien, single-family residential traditional fixed-rate, adjustable-rate and hybrid adjustable-rate loans with original terms to maturity of not more than 40 years and are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter.  Fixed-rate mortgage loans bear an interest rate that is fixed for the life of the loan.  All adjustable-rate and hybrid adjustable-rate residential mortgage loans will bear an interest rate tied to an interest rate index.  Most loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date.  The interest rate on each adjustable-rate mortgage loan resets monthly, semi-annually or annually and generally adjusts to a margin over a U.S. Treasury index or London Interbank Offer Rate, or LIBOR, index.  Hybrid ARMs have a fixed rate for an initial period, generally three to ten years, and then convert to ARMs for their remaining term to maturity.

We have in the past and may in the future acquire residential mortgage loans for our portfolio with the intention of either securitizing them and retaining them in our portfolio as securitized mortgage loans, or holding them in our residential mortgage loan portfolio.  To facilitate the securitization or financing of our loans, we may create subordinate certificates, which provide a specified amount of credit enhancement.  We may issue securities through securities underwriters and either retain these securities or finance them in the repurchase agreement market.  There is no limit on the amount we may retain of these below-investment-grade subordinate certificates.  Until we securitize our residential mortgage loans, we expect to finance our residential mortgage loan portfolio through the use of warehouse facilities and repurchase agreements.

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2012, our ratio of debt-to-equity was 1.1:1.  For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of repurchase agreements and securitized debt.   As part of our borrowing, we have entered into a RMBS repurchase agreement with RCap Securities, Inc., or RCAP, which is a wholly-owned subsidiary of Annaly.  As of December 31, 2012, Annaly owns approximately 4.38% of our outstanding shares of common stock.  As of December 31, 2012 and 2011, we had no financing under our agreement with RCap. To date, we have not had any counterparties to our repurchase agreement borrowing arrangements terminate any relationships as a result of our failure to be current in our reporting requirements with the SEC. However, for the period from the fourth quarter of 2011 through December 31, 2012, we proactively reduced the amount of borrowings under our master repurchase agreements with respect to Agency RMBS to ensure that we are able to meet any margin calls or reduce our borrowing amounts as required by our counterparties.

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

We may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.  The federal income tax rules applicable to REITs may require us to implement certain of these techniques through a taxable REIT subsidiary, or TRS, that is fully subject to corporate income taxation.  Our interest rate management techniques may include:

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

March 2013 Amendment to Management Agreement

Because of the Restatement, we amended the management agreement on March 8, 2013.  In the amendment, we memorialized the reduction in the management fee.  Additionally, our Manager agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of accounting principles generally accepted in the United States, or GAAP, to our Non-Agency RMBS portfolio (the “Evaluation”); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

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

Fees Paid Under the Management Agreement

For the years ended December 31, 2012, 2011 and 2010, our Manager earned management fees of $49.5 million, $52.0 million and $40.9 million, respectively and received expense reimbursement of $447 thousand, $625 thousand and $465 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring real estate-related assets, we will compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, hedge funds, governmental bodies (including the U.S. Federal Reserve) and other entities.  In addition, there are numerous mortgage REITs with similar asset acquisition objectives, and others that may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Current market conditions may attract more competitors, which may increase the competition for sources of financing.  An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

Distributions

To maintain our qualification as a REIT, we must distribute substantially all of our REIT taxable income to our stockholders for each year, and we intend to distribute all such taxable income to satisfy such requirement.  We have declared and paid regular quarterly dividends in the past and intend to do so in the future.  The Board of Directors declared and paid common stock cash dividends of $0.09 per common share for the first three quarters of 2013. The Board of Directors has declared common stock dividends of $0.09 per common share for the fourth quarter of 2013. The Board of Directors has also determined that there will be a regular quarterly dividend of $0.09 per share for each of the first two quarters of 2014. The Board of Directors also declared a special dividend of $0.20 per share payable on January 31, 2014 to shareholders of record on January 8, 2014.

Available Information

Our investor relations website is www.chimerareit.com.  We make available on the website under "Investor Relations/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2012 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Associated With the Restatement and Related Matters

Our failure to prepare and file timely our periodic reports with the SEC limits us from accessing the public markets to raise debt or equity capital.

We did not file this 2012 Form 10-K within the time frame required by the SEC, and we have not yet filed our Forms 10-Q for the first, second and third quarters of 2013.  Because we are not current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital.  Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.  As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we are not eligible to use our current shelf registration statement on Form S-3 (or file a new Form S-3 registration statement) to conduct public offerings until filings with the SEC have been timely made for a full year.  Our ineligibility to use Form S-3 during this time period will have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective.

Our failure to be current in our reporting requirements with the SEC may diminish our ability to enter into borrowing arrangements with counterparties who do not have transparency into our financial performance.

We currently finance only that portion of our portfolio that is Agency RMBS.  To date, we have not had any counterparties to our repurchase agreement borrowing arrangements terminate any relationships as a result of our failure to be current in our reporting requirements with the SEC.  However, since the fourth quarter of 2011 we have proactively reduced the amount of borrowings under our master repurchase agreements with respect to Agency RMBS to ensure that we are able to meet any margin calls or reduce our borrowing amounts as required by our counterparties and have kept our borrowings at these reduced levels.

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

As a result of our review of issues identified in connection with the Restatement, we have determined that a material weakness in internal controls over financial reporting existed at the Company as of December 31, 2012.  Specifically, we did not design and maintain adequate procedures or effective review and approval controls over routine processes and significant estimates.  A detailed description of this material weakness is provided in “Item 9A, Controls and Procedures.”  Due to this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 (which also resulted in our disclosure controls and procedures being ineffective as of December 31, 2012).

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

We have received shareholder demand letters regarding the Restatement and related matters.  These letters, among other things, generally request that our Board of Directors take various actions to recover purported damages for our benefit.  These letters further reserve the shareholders’ rights to commence a shareholder derivative action.

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

Our results of operations are materially affected by conditions in the mortgage market, the financial markets and the economy generally. Concerns over monetary policy, inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and the real estate market may contribute to increased volatility and diminished expectations for the economy and markets going forward.

A substantial portion of our assets are classified for accounting purposes as “available-for-sale” and carried at fair value. Changes in the fair values of those assets are directly charged or credited to Other comprehensive income (loss), or OCI. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other-than-temporary, such decline will reduce earnings.

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

We rely on the availability of financing to acquire residential mortgage loans, real estate-related securities and real estate loans on a leveraged basis. Institutions from which we will seek to obtain financing may own or finance residential mortgage loans, real estate-related securities and real estate loans, which may decline in value and cause them to suffer losses based on conditions in the residential mortgage market. This may cause lenders and institutional investors to reduce or cease to provide funding to borrowers, including other financial institutions. Under these conditions, it may be more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

Mortgage loan modification programs, future legislative action and changes in the requirements necessary to qualify for refinancing a mortgage may adversely affect the value of, and the returns on, the assets in which we invest.

The U.S. Government, through the Federal Housing Administration, or FHA, and the Federal Deposit Insurance Corporate, or FDIC, has implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans and the Home Affordable Modification Program, or HAMP, which provides a detailed, uniform model for one-time modification of eligible residential mortgage loans.  The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.   These loan modification programs, including future legislative or regulatory actions and amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage may affect the value of, and the returns on, our Non-Agency RMBS and Agency RMBS.  Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any modification.

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

Any further downgrade, or perceived potential of a downgrade, of U.S. sovereign credit ratings by the various credit rating agencies may have a materially adverse effect on our business.

During the summer of 2011, S&P downgraded the U.S. sovereign credit rating in response to the protracted debate over the U.S. debt ceiling limit and S&P’s perception of the U.S. Government’s ability to address its long-term budget deficit.  In addition, the credit rating of government sponsored enterprises, or GSEs, was also downgraded by S&P in response to the downgrade in the U.S. sovereign credit rating, as the value of the Agency MBS issued by such GSEs and their ability to meet their obligations under such Agency MBS is impacted by the support provided to them by the U.S. Government and market perceptions of the strength of such support and the likelihood of its continuity. Additionally, in October 2013 a second protracted debate over the U.S. debt ceiling occurred along with a shutdown of the U.S. federal government.  To the extent that the credit rating of any or all of the GSEs were to be downgraded by other credit rating agencies or further downgraded by S&P, the value of our Agency MBS could be negatively impacted. In addition, we could be negatively affected in a number of ways in the event of a default by the U.S. Government or a downgrade of the U.S. sovereign credit rating by other credit rating agencies or a further downgrade by S&P. Such negative impacts could include changes in the financing terms of our repurchase agreements collateralized by Agency MBS, which could include higher financing costs and/or a reduction in the amount of financing provided based on the market value of collateral posted under these agreements. These outcomes could in turn materially adversely affect our operations and financial condition in a number of ways, including a reduction in the net interest spread between our assets and associated repurchase agreement borrowings or by decreasing our ability to obtain repurchase agreement financing on acceptable terms, or at all.

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

Although the Treasury previously committed capital to Fannie Mae and Freddie Mac through 2012, and in the report issued on February 11, 2011 by the U.S. Department of Treasury titled “Reforming America’s Housing Finance Market” committed to providing sufficient capital to enable Fannie Mae and Freddie Mac to meet their current and future guarantee obligations, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.  Furthermore, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from RMBS, and tightening the spread between the interest we earn on our RMBS and the cost of financing those assets.

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

A significant portion of our Agency RMBS are financed with repurchase agreements. We secure our borrowings under these agreements by pledging our Agency RMBS as collateral to the lender. The collateral we pledge exceeds the amount of the borrowings under each agreement, typically with the extent of over-collateralization being at least 5% of the amount borrowed. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged assets, we are at risk of losing the over-collateralized amount. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements and/or interest rate swaps with six financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. It is possible that European credit crisis may impact the operations of the U.S. subsidiaries of a European domiciled financial institution. Our financings and operations could be adversely affected by such events.

We have received financing from a wholly-owned subsidiary of Annaly, which is a significant shareholder of ours and which owns our Manager.

Our ability to fund our investments on a leveraged basis depends to a large extent upon our ability to secure warehouse, repurchase and/or credit financing on acceptable terms. The current state of the Non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, commencing in 2009, we entered into a RMBS repurchase agreement with RCap, a wholly-owned subsidiary of Annaly.  Annaly owns approximately 4.38% of our outstanding shares of common stock as of December 31, 2012. This agreement contains customary representations, warranties and covenants contained in such agreements including RCap having the right to make margin calls if the value of our RMBS collateralizing the agreement falls.  As of December 31, 2012 and 2011, we had no amounts outstanding under this agreement. We cannot assure you that RCap will provide us with financing in the future. If RCap does not provide us with financing at a time we are unable to obtain other financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

Risks Associated With Our Management and Relationship With Our Manager

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. We have no employees.  Our named executive officers are employees of our Manager, which has significant discretion as to the implementation of our investment and operating policies and strategies.   Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager.  Our Manager’s employees evaluate, negotiate, structure, close and monitor our investments; therefore, our success will depend on their continued service.  The departure of any of the senior managers of our Manager could have a material adverse effect on our performance.  In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s senior managers.  If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.  Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s employees are contractually dedicated to us under our management agreement with our Manager.  The only employees of our Manager who are primarily dedicated to our operations are Matthew Lambiase, our President and Chief Executive Officer, Robert Colligan, our Chief Financial Officer and Secretary, Mohit Marria, our Chief Investment Officer, and William B. Dyer, our Head of Underwriting.

There are conflicts of interest in our relationship with our Manager and Annaly, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Annaly and our Manager.  An Annaly executive officer is our Manager’s sole director and one of Annaly’s employees is a director.   Specifically, each of our officers also serves as an employee of our Manager or its affiliates.   As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Annaly or our Manager.

There may also be conflicts in allocating investments which are suitable both for us and Annaly.  Annaly may compete with us with respect to certain investments which we may want to acquire, and as a result we may either not be presented with the opportunity or have to compete with Annaly to acquire these investments.   Our Manager and our officers may choose to allocate favorable investments to Annaly instead of to us.   The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us.   Further, during turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, Annaly will likewise require greater focus and attention, placing our Manager’s resources in high demand.   In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.   There is no assurance that the allocation policy that addresses some of the conflicts relating to our investments will be adequate to address all of the conflicts that may arise.  In addition, we have entered into a repurchase agreement with RCap, our Manager’s affiliate, to finance our RMBS.  This financing arrangement may make us less likely to terminate our Manager.  It could also give rise to further conflicts because RCap may be a creditor of ours.  As one of our creditors, RCap’s interests may diverge from the interests of our stockholders.

We pay our Manager substantial management fees regardless of the performance of our portfolio.   Our Manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.   This in turn could have a negative impact on both our ability to make distributions to our stockholders and the market price of our common stock.  As of December 31, 2012, Annaly owns approximately 4.38% of our outstanding shares of common stock which entitles them to receive quarterly distributions.  In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital.  Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.  Annaly may sell their shares in us at any time.  To the extent Annaly sells some of its shares, its interests may be less aligned with our interests.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be difficult to terminate.

Our President and Chief Executive Officer, Chief Financial Officer and Secretary, Chief Investment Officer, and Head of Underwriting also serve as employees of our Manager.  Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Termination of the management agreement with our Manager without cause may be difficult.

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

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2012 Form 10-K.  A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2012 Form 10-K. These changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Our investment focus is different from those of other entities that have been managed by our Manager.

Our investment focus is different from those of other entities that have been managed by our Manager. In particular, entities managed by our Manager have not purchased whole mortgage loans or structured whole loan securitizations. Accordingly, our Manager’s historical returns are not indicative of its performance for our investment strategy and we can offer no assurance that our Manager will replicate the historical performance of the Manager’s investment professionals in their previous endeavors. Our investment returns could be substantially lower than the returns achieved by our Manager’s investment professionals’ previous endeavors.

We compete with Annaly for access to our Manager’s resources and investment opportunities.

Some of our Manager’s personnel are also employees of Annaly and in that capacity are involved in Annaly’s investment process. Accordingly, we will compete with Annaly for our Manager’s resources. Annaly has an investment focus that overlaps with ours, which could result in us competing for access to the benefits that we expect our relationship with our Manager will provide to us.

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

We have acquired and intend to continue to acquire Non-Agency RMBS at prices that reflect significant market discounts on their unpaid principal balances. For financial statement reporting purposes, we generally establish a portion of this market discount as a Non-Accretable Difference. This credit reserve is generally not accreted into income for financial statement reporting purposes. For tax purposes, however, we are not permitted to anticipate, or establish a reserve for, credit losses prior to their occurrence. As a result, the entire market discount is accreted into income in determining taxable income during periods in which no actual losses are incurred. Losses are only recognized for tax purposes when incurred (thus lowering taxable income in periods in which losses are incurred). These differences in accounting for tax and GAAP can lead to significant timing variances in the recognition of income and losses. Taxable income on Non-Agency RMBS purchased at a discount to their par value may be higher than GAAP earnings in early periods (before losses are actually incurred). Because we distribute dividends to our stockholders based on our taxable income, our dividend distributions could exceed our GAAP income in periods during which our taxable income exceeds our GAAP income on Non-Agency RMBS purchased at discount to par value.

Failure to procure adequate capital and funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends to our stockholders.

We depend upon the availability of adequate funding and capital for our operations.  We intend to finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities and securitizations.  Our access to capital depends upon a number of factors over which we have little or no control, including:

●	general market conditions;
●	the market’s perception of our growth potential;
●	our current and potential future earnings and cash distributions;
●	the market price of the shares of our capital stock; and
●	the market’s view of the quality of our assets.

We have used and may in the future use a number of sources to finance our investments, including repurchase agreements, warehouse facilities and securitizations. Current market conditions have affected the cost and availability of financing from each of these sources — and their individual providers — to different degrees; some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing. Non-Agency RMBS have been harder or more expensive to finance, depending on the type of assets collateralizing the RMBS. The amount, term and margin requirements associated with these types of financings have been negatively impacted.

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

In addition, the impairment of other financial institutions could negatively affect us.  If one or more major market participants fail or otherwise experience a major liquidity crisis, it could adversely affect the marketability of all fixed income securities and this could negatively impact the value of the securities we acquire, thus reducing our net book value.

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

Certain of our subsidiaries rely on the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act.  Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act.  On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.   The potential outcomes of the SEC’s actions are unclear as is the SEC’s timetable for its review and actions.  If the SEC determines that any of our securities are not Qualifying Real Estate Assets or real estate related assets or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

A significant number of the mortgages collateralizing our RMBS may be concentrated in certain geographic areas. For example, with respect to our Non-Agency RMBS portfolio, we have significantly higher exposure in California, Virginia, New York, Washington, and New Jersey. Certain markets within these states (particularly California) experienced significant decreases in residential home value during the recent housing crisis and continue to experience challenging economic and real estate conditions. Any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our Non-Agency RMBS portfolio. In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area. This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency RMBS in this area. This may then materially adversely affect our credit loss experience on our Non-Agency RMBS in such area if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

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

We leverage our investments through borrowings, generally through the use of repurchase agreements, warehouse facilities, credit facilities and securitizations. We are not required to maintain any specific debt-to-equity ratio. The amount of leverage we use varies depending on our ability to obtain credit facilities, the lenders’ and rating agencies’ estimates of the stability of the investments’ cash flow, and our assessment of the appropriate amount of leverage for the particular assets we are funding. Under some credit facilities, we expect to be required to maintain minimum average cash balances in connection with borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from leveraging our investments, require us to decrease our rate of leverage, increase the amount of collateral we post, or increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders, which could adversely affect the price of our common stock. We may not be able to meet our debt service obligations, and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise. The satisfaction of such margin calls may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders or sales of assets at inopportune times or prices may cause the value of our common stock to decline, in some cases, precipitously.

We depend on warehouse and repurchase facilities and credit facilities to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

Our ability to fund our investments depends to a large extent upon our ability to secure warehouse, repurchase and credit financing on acceptable terms. We can provide no assurance that we will be successful in establishing sufficient warehouse, repurchase, and credit facilities. In addition, because warehouse, repurchase, and credit facilities are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. During certain periods of the credit cycle, such as recently, lenders may curtail their willingness to provide financing. If we are not able to renew our then existing warehouse, repurchase, and credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our asset acquisition activities.

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

The repurchase agreements, warehouse facilities and credit facilities that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

We will try to use repurchase agreements, warehouse facilities and credit facilities to finance our investments. We currently have uncommitted repurchase agreements with 21 counterparties, including RCap, for financing our RMBS.  Our repurchase agreements are uncommitted and the counterparty may refuse to advance funds under the agreements to us.  If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

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

As our repurchase agreements and other short-term borrowings mature, we will be required either to enter into new borrowings or to sell certain of our investments. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would adversely affect our returns on our assets that are subject to prepayment risk, including our RMBS, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

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

Our hedging transactions, which are intended to limit losses, may actually limit gains and increase our exposure to losses. As a result, our hedging activity may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders. In addition, some hedging instruments involve risk since they are not currently traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include entering into interest rate caps, collars, floors, forward contracts, futures, options or swap agreements. We may conduct certain hedging transactions through a TRS, which will be subject to federal, state and, if applicable, local income tax.

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

We record derivative and hedge transactions in accordance with GAAP.  Our interest rate swaps have not been designated as hedging instruments for accounting purposes.  Consequently, changes in the fair value of swaps are reported as a component of net income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

We have experienced declines in the market value of our assets resulting in us recording impairments, which have had an adverse effect on our results of operations and financial condition.

A decline in the market value of our RMBS or other assets may require us to recognize an other-than-temporary impairment (or “OTTI”) against such assets under GAAP. When the fair value of our RMBS is less than its amortized cost, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either temporary or other-than-temporary. The determination as to whether an OTTI exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of OTTI constitute material estimates that are susceptible to significant change. In the future, we may experience declines in the fair value of our RMBS and other assets that could result in additional OTTI that will be recognized in earnings.

Declines in the fair values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A substantial portion of our assets are classified for accounting purposes as “available-for-sale” and carried at fair value.  Changes in the fair values of those assets will be directly charged or credited to OCI.  In addition, a decline in values will reduce the book value of our assets. A decline in the fair value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our ability to invest and to earn interest income which would reduce cash available for distribution to stockholders.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, contains many regulatory changes and calls for future rulemaking that may affect our business, including, but not limited to resolutions involving derivatives, risk-retention in securitizations, the origination of residential mortgage loans and short-term financings.  The Dodd-Frank Act’s requirements may impact the housing and mortgage markets, which could have an adverse effect on our business.  We are evaluating the potential impact of regulatory change under the Dodd-Frank Act.

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

For example, the California Homeowner Bill of Rights, which became effective on January 1, 2013, imposes new obligations and potential liabilities on investors, master servicers, servicers and subservicers, including anti-blight and tenant protection provisions.  We are evaluating the potential impact of these initiatives, if enacted, on our practices and results of operations.  As a result of these and other initiatives, we are unable to predict whether federal, state or local authorities will require changes in our practices in the future or in our portfolio.  These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process, or if the principal amount of loans we own or are in RMBS pools we own are modified in the personal bankruptcy process.

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

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in certain circumstances. These potential payments will be contingent liabilities, the value of which are unknown, and therefore may not appear on our Consolidated Statements of Financial Condition. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.

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

We may in the future invest in RMBS backed by collateral pools of subprime residential mortgage loans. ‘‘Subprime’’ mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS collateralized by subprime mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

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

Federal and state agencies have taken enforcement actions and enacted regulations that require GSEs (such as Fannie Mae and Freddie Mac), insured depository institutions, and state regulated loan servicers to engage in loss mitigation activities relating to residential mortgage loans.  Other agencies have published policies that strongly recommend these entities to engage in loss mitigation activities.  These loss mitigation activities may include, for example, loan modifications that significantly reduce interest and payments, deferrals of payments, and reductions of principal balances.  Such modifications may adversely affect our business and financial condition.

We will likely be subject to civil liability if we fail to make required disclosures to consumers.

Purchasers of consumer purpose, residential mortgage loans have affirmative disclosure obligations to consumers under the Helping Families Save Their Homes in Bankruptcy Act of 2009, or the HFSTH Act, which Congress enacted in May 2009 with an immediate effective date.  This new statutory obligation will subject purchasers of mortgage loans to civil liability if they fail to make the required disclosures. Specifically, section 404 of the HFSTH Act amends the Truth in Lending Act to provide that a creditor that purchases or is assigned a mortgage loan must notify the borrower in writing of a sale or transfer of his or her mortgage loan, not later than 30 days after the transaction’s completion.  The notice must include how to reach an agent or party having authority to act on behalf of the new creditor, the location of the place where the transfer of ownership is recorded and any other relevant information about the new creditor.  This disclosure would be in addition to any transfer of servicing notice required under the Real Estate Settlement Procedures Act, or RESPA.  Federal consumer credit law does not typically impose responsibility on assignees to communicate directly with mortgagors, and the statutory language is ambiguous.

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

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of the common stock.  Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for the common stock.  Annaly owned approximately 4.38% of our outstanding shares of common stock as of December 31, 2012.  Our equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 8% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a ceiling of 40,000,000 shares available for issuance under the plan.

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

Our Board of Directors declared common stock cash dividends of $0.09 per share for each quarter of 2013.  The Board of Directors has also determined that there will be a regular quarterly dividend of $0.09 per share for each of the first two quarters of 2014.The Board of Directors will review this program after the conclusion of the second quarter of 2014.  The Board of Directors also declared a special dividend of $0.20 per share payable on January 31, 2014 to shareholder of record on January 8, 2014.

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

GAAP requires that we consolidate certain of our RMBS re-securitization transactions on our Consolidated Statements of Financial Condition and report these assets at fair value.  Under GAAP, fair value for these assets is measured by determining the fair value of the underlying RMBS assets we contributed to the re-securitization trust as opposed to evaluating the fair value of the re-securitized securities we received as a result of the RMBS re-securitization transaction.

The fair value of the underlying RMBS assets subject to the RMBS re-securitization transactions may differ from the value of the re-securitized securities we received as a result of the RMBS re-securitization transaction.  Discrepancies arise as a result of market dynamics, the limitations of the measurement techniques required by GAAP, the consolidation accounting principles under GAAP and the subordinate nature, complexity, illiquidity and restrictive features of the re-securitized securities we own.  These differences between the fair values of the underlying RMBS consolidated on our Consolidated Statements of Financial Condition under GAAP presentation and the economic value of our investments in the re-securitized securities can be significant.

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

The fair values for our assets, liabilities, and interest rate swaps can be volatile. The fair values can change rapidly and significantly from a variety of factors, including changes in interest rates, credit performance, perceived risk, supply, demand, and actual and projected cash flows and prepayments.  Decreases in fair value may not necessarily be the result of deterioration in future cash flows. Moreover, fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings as a result of OTTI, or book value as a result of increases in unrealized losses.

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

We have engaged in and intend to engage in future re-securitization transactions in which we transfer Non-Agency RMBS to a special purpose entity that has formed or will form a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency RMBS. In the past, we have structured one such transaction as a real estate mortgage investment conduit, or REMIC, securitization, which, to the extent we have transferred securities in a re-securitization, is viewed as the sale of securities for tax purposes. Although such transactions are treated as sales for tax purposes, they have historically not given rise to any taxable gain so that the prohibited transactions tax rules have not been implicated (i.e., the tax only applies to net taxable gain from sales that are prohibited transactions).  If a re-securitization transaction were to be considered to be a sale of property to customers in the ordinary course of a trade or business, and we recognized a gain on such transaction for tax purposes, then we could risk exposure to the 100% tax on net taxable income from prohibited transactions. Moreover, even if we retained RMBS resulting from a re-securitization transaction and then subsequently sold such securities at a tax gain, the gain could, absent an available safe-harbor provision, be characterized as net income from a prohibited transaction. Under these circumstances, our results of operations could be materially adversely affected.

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

We intend to distribute our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. REIT taxable income only includes after-tax TRS net income to the extent such TRS distributes a dividend to the REIT. Therefore, our REIT dividend distributions may or may not include after-tax net income from our TRS.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any taxable income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRS after-tax net income would be available for distribution to us but would not be required to be distributed to us. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 25% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 25% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with taxable REIT subsidiaries to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2012, we do not own any property.  Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902, New York, New York 10036, telephone (646) 454-3759.  We share this office space with Annaly and its subsidiaries.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007.  As of December 31, 2012, we had 1,027,597,458 shares of common stock issued and outstanding which were held by approximately 156,729 beneficial holders as of January 14, 2013. The following tables set forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the NYSE composite tape and the cash dividends declared per share of our common stock.

	Stock Price
	High	Low	Close
Quarter Ended December 31, 2012	$2.78	$2.53	$2.61
Quarter Ended September 30, 2012	$2.81	$2.13	$2.71
Quarter Ended June 30, 2012	$2.93	$2.36	$2.36
Quarter Ended March 31, 2012	$3.12	$2.51	$2.83

Quarter Ended December 31, 2011	$3.04	$2.51	$2.51
Quarter Ended September 30, 2011	$3.54	$2.77	$2.77
Quarter Ended June 30, 2011	$4.05	$3.40	$3.46
Quarter Ended March 31, 2011	$4.31	$3.96	$3.96

Common Dividends Declared Per Share
Quarter Ended December 31, 2012	$0.09
Quarter Ended September 30, 2012	$0.09
Quarter Ended June 30, 2012	$0.09
Quarter Ended March 31, 2012	$0.11

Quarter Ended December 31, 2011	$0.11
Quarter Ended September 30, 2011	$0.13
Quarter Ended June 30, 2011	$0.13
Quarter Ended March 31, 2011	$0.14

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

The Board of Directors declared a regular quarterly dividend of $0.09 per share for each quarter of 2013. The Board of Directors determined that there will be a regular quarterly dividend of $0.09 per share for each of the first two quarters of 2014. The Board of Directors will review this program after the conclusion of the second quarter of 2014. The Board of Directors also declared a special dividend of $0.20 per share payable on January 31, 2014 to shareholders of record on January 8, 2014.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from November 16, 2007, the day our common stock commenced trading on the NYSE, to December 31, 2012 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on November 16, 2007.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Chimera	100	23	28	33	27	30
S&P 500 Index	100	64	80	91	93	106
BBG REIT Index	100	65	77	88	87	95

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

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors and employees of our Manager and its affiliates to stimulate their efforts towards our continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options, or NQSOs, restricted shares and other types of incentive awards.  The Incentive Plan authorizes the granting of options or other awards for an aggregate of 40,000,000 shares of common stock.  For a description of our Incentive Plan, see Note 11 to the Consolidated Financial Statements.

The following table provides information as of December 31, 2012 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	-	-	38,416,347
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	-	-	38,416,347

(1) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

The following selected financial data are as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.  The selected financial data reflect the Restatement and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto contained in Part IV, Financial Statements, and  “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, included elsewhere in this 2012 Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008

Non-Agency Mortgage-Backed Securities
Senior	$88	$1,020	$342,578	$2,022,412	$603,250
Senior, interest only	$122,869	$188,679	$160,964	$-	$2,106
Subordinated	$547,794	$606,895	$635,452	$361,077	$7,749
Subordinated, interest only	$16,253	$22,019	$32,449	$15,376	$-
RMBS transferred to consolidated variable interest entities (VIEs)	$3,274,204	$3,270,332	$4,357,666	$-	$-
Agency Mortgage-Backed securities	$1,806,697	$3,144,531	$2,133,584	$1,690,029	$242,362
Securitized loans held for investment	$1,300,131	$256,632	$349,112	$470,533	$583,346
Total assets	$7,742,489	$7,747,135	$8,069,280	$4,618,328	$1,477,501
Repurchase agreements	$1,528,025	$2,672,989	$1,808,797	$1,716,398	$-
Repurchase agreements with affiliates	$-	$-	$-	$259,004	$562,119
Securitized debt, loans held for investment	$1,169,710	$212,778	$289,236	$390,350	$488,743
Securitized debt, Non-Agency RMBS transferred to consolidated VIEs	$1,336,261	$1,630,276	$1,956,079	$-	$-
Total liabilities	$4,200,010	$4,699,516	$4,390,694	$2,491,766	$1,063,046
Shareholders' equity	$3,542,479	$3,047,619	$3,678,586	$2,126,562	$414,455
Book value per share (1)	$3.45	$2.97	$3.58	$3.17	$2.34
Number of shares outstanding	1,027,597,458	1,027,467,089	1,027,034,357	670,371,587	177,198,212

(1) See discussion of Estimated Economic Book Value in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Statements of Operations and Comprehensive Income (Loss) Highlights
(dollars in thousands, except share and per share data)

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

Interest income	$589,440	$705,024	$576,100	$287,683	$114,383
Income expense	$126,558	$134,858	$146,448	$35,083	$53,874
Net interest income	$462,882	$570,166	$429,652	$252,600	$60,509
Net income (loss)	$327,767	$137,329	$248,405	$230,696	$(136,117)
Income (loss) per share-basic	$0.32	$0.13	$0.30	$0.46	$(2.20)
Average shares-basic	1,026,831,033	1,026,365,197	821,675,803	505,962,840	61,949,622
Dividends declared per share (1)	$0.38	$0.51	$0.69	$0.43	$0.62

(1) For applicable period as reported in our earnings announcements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2012 Form 10-K.  The discussion may contain certain forward-looking statements that involve risks and uncertainties.  Forward-looking statements are those that are not historical in nature.  As a result of many factors, such as those set forth under “Risk Factors” in this 2012 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at December 31, 2012 was weighted toward Non-Agency RMBS.   At December 31, 2012, based on the outstanding principal balance of our interest earning assets, approximately 74.6% of our investment portfolio was Non-Agency RMBS, 14.7% of our investment portfolio was Agency RMBS, and 10.7% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2011, based on the outstanding principal balance of our interest earning assets, approximately 75.4% of our investment portfolio was Non-Agency RMBS, 21.1% of our investment portfolio was Agency RMBS, and 3.5% of our investment portfolio was securitized residential mortgage loans. We expect that over the near term, our investment portfolio will continue to be weighted toward Non-Agency RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We expect to finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities and securitizations. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.  Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)).  We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the years ended December 31, 2012 and 2011.  We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the years ended December 31, 2012, 2011 and 2010.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income.  Therefore, for the years ended December 31, 2012 and 2011, we believe that we qualified as a REIT under the Code.

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

GAAP requires us to consolidate certain securitizations and re-securitization transactions where we have determined that we are the primary beneficiary.  In these transactions, we transferred assets to the trusts, which issued tranches of senior and subordinate notes or certificates.  We sold the senior tranches and therefore have no continuing involvement in these trusts other than being a holder of notes or certificates issued by the trusts, with the same rights as other holders of the notes or certificates, except as it relates to CSMC 2012-CIM1, CSMC 2012-CIM2 and CSMC 2012-CIM3. As it relates solely to CSMC 2012-CIM1, CSMC 2012-CIM2 and CSMC 2012-CIM3, we have the ability to approve loan modifications and determine the course of action to be taken as it relates to loans in technical default, including whether or not to proceed with foreclosure.  The notes and certificates we own that were issued by the trusts are largely subordinated interests in those trusts.  The trusts have no recourse to our assets other than pursuant to a breach by us of the transaction documents related to the transfer of the assets by us to the trusts, but are presented as if we own 100% of the trust.

For re-securitized RMBS transactions and loan securitizations, we present the pre-securitized assets transferred into the consolidated trusts in our Consolidated Statements of Financial Condition as Non-Agency RMBS transferred to consolidated VIEs or Securitized loans held for investment.  Past securitization RMBS assets sold are presented as liabilities in our Consolidated Statements of Financial Condition as Securitized debt, collateralized by Non-Agency RMBS and Securitized debt, collateralized by loans held for investment.  We have presented the underlying securities we transferred to the trusts for the calculation of GAAP book value at fair value and recorded the corresponding liability for the notes or certificates sold to third parties at amortized cost.  Fair value adjustments that are not credit related are recorded in Other comprehensive income (loss). Credit related impairments are deemed other-than-temporary and are recorded in earnings.

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

At December 31, 2012 the difference between GAAP book value and estimated economic book value was determined to be $416.1 million.  At December 31, 2011 the difference between GAAP book value and estimated economic book value was determined to be $179.3 million.  This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold and recorded at amortized cost in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts.  The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of December 31, 2012 and 2011.

	December 31, 2012
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands, except per share data)
Assets:
Non-Agency RMBS, at fair value
Senior	$88	$-	$88
Senior interest-only	122,869	-	122,869
Subordinated	547,794	-	547,794
Subordinated interest-only	16,253	-	16,253
RMBS transferred to consolidated VIEs	3,274,204	(1,730,422)	1,543,782
Agency Mortgage-Backed Securities, at fair value	1,806,697	-	1,806,697
Securitized loans held for investment, net of allowance for loan losses	1,300,131	(1,191,607)	108,524
Other assets	674,453	-	674,453
Total assets	$7,742,489	$(2,922,029)	$4,820,460

Liabilities:
Repurchase agreements, Agency RMBS	1,528,025	-	1,528,025
Securitized debt, collateralized by Non-Agency RMBS	1,336,261	(1,336,261)	-
Securitized debt, collateralized by loans held for investment	1,169,710	(1,169,710)	-
Other liabilities	166,014	-	166,014
Total liabilities	4,200,010	(2,505,971)	1,694,039

Total stockholders' equity	3,542,479	(416,058)	3,126,421
Total liabilities and stockholders' equity	$7,742,489	$(2,922,029)	$4,820,460

Book Value Per Share	$3.45	$(0.40)	$3.05

	December 31, 2011
	GAAP Book Value	Adjustments	Estimated Economic Book Value
	(dollars in thousands, except per share data)
Assets:
Non-Agency RMBS, at fair value
Senior	$1,020	$-	$1,020
Senior interest-only	188,679	-	188,679
Subordinated	606,895	-	606,895
Subordinated interest-only	22,019	-	22,019
RMBS transferred to consolidated VIEs	3,270,332	(1,789,514)	1,480,818
Agency Mortgage-Backed Securities, at fair value	3,144,531	-	3,144,531
Securitized loans held for investment, net of allowance for loan losses	256,632	(232,880)	23,752
Other assets	257,027	-	257,027
Total assets	$7,747,135	$(2,022,394)	$5,724,741

Liabilities:
Repurchase agreements, Agency RMBS	2,672,989	-	2,672,989
Securitized debt, collateralized by Non-Agency RMBS	1,630,276	(1,630,276)	-
Securitized debt, collateralized by loans held for investment	212,778	(212,778)	-
Other liabilities	183,473	-	183,473
Total liabilities	4,699,516	(1,843,054)	2,856,462

Total stockholders' equity	3,047,619	(179,340)	2,868,279
Total liabilities and stockholders' equity	$7,747,135	$(2,022,394)	$5,724,741

Book Value Per Share	$2.97	$(0.17)	$2.80

Our estimate of economic book value has important limitations.  Our estimate of fair value is as of a point in time and subject to significant judgment, primarily the estimate of the fair value of the securities issued by the trusts which we own and can freely sell or pledge.  Should we sell the assets in our portfolio, we may realize materially different proceeds from the sale than we have estimated as of the reporting date.  See further discussion under the heading “Critical Accounting Policies and Estimates” below.

The calculation of estimated economic book value described above is used by management to understand the fair value of the assets we own and the liabilities for which we are legally obligated, and is presented for informational use only.  The estimated economic book value should not be viewed in isolation and is not a substitute for book value computed in accordance with GAAP.

Portfolio Review

During the year ended December 31, 2012, on an aggregate basis, we purchased $124.2 million, sold $943.4 million, and received $1.2 billion in principal payments related to our Agency and Non-Agency RMBS.  Securitized loans increased to $1.3 billion at December 31, 2012 from $256.6 million at December 31, 2011, primarily due to purchases of $1.5 billion in whole loans which were subsequently transferred to consolidated VIEs and $477.6 million in principal payments during 2012.

The following table summarizes certain characteristics of our portfolio at December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Interest earning assets at period-end *	$7,068,036	$7,490,108
Interest bearing liabilities at period-end	$4,033,996	$4,516,043
Leverage at period-end	1.1:1	1.5:1
Leverage at period-end (recourse)	0.4:1	0.9:1
Portfolio Composition, at principal value
Non-Agency RMBS	74.6%	75.4%
Senior	0.0%	0.0%
Senior, interest only	25.2%	26.1%
Subordinated	8.8%	9.7%
Subordinated, interest only	2.1%	1.9%
RMBS transferred to consolidated VIEs	38.5%	37.7%
Agency RMBS	14.7%	21.1%
Securitized loans	10.7%	3.5%
Fixed-rate percentage of portfolio	75.4%	74.9%
Adjustable-rate percentage of portfolio	24.6%	25.1%
Annualized yield on average interest earning assets for the year ended	4.88%	6.16%
Annualized cost of funds on average borrowed funds for the year ended**	3.91%	2.52%

*	Excludes cash and cash equivalents.
**	Includes the effect of realized losses on interest rate swaps.

The following table presents details of each asset class in our portfolio at December 31, 2012 and December 31, 2011.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$126	$57.02	$67.00	0.00%	11.90%	22.60%	38.60%	0.00%	0.00%	12.80%	$-
Senior, interest only	$3,012,868	$4.51	$4.08	1.76%	10.36%	17.35%	17.44%	20.13%	50.43%	0.00%	$-
Subordinated	$1,057,821	$44.72	$51.79	3.18%	11.07%	17.36%	18.74%	18.72%	51.03%	15.22%	$15,807
Subordinated, interest only	$256,072	$6.32	$6.35	2.25%	8.90%	20.93%	16.79%	19.97%	44.82%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$4,610,109	$53.96	$72.50	4.88%	15.44%	14.85%	14.86%	29.42%	59.02%	2.29%	$70,953
Agency Mortgage-Backed Securities	$1,756,580	$103.09	$108.24	4.65%	3.59%	28.39%	24.12%	NA	NA	0.00%	$-
Securitized loans	$1,284,845	$102.09	$102.79	4.68%	3.88%	35.21%	4.45%	0.84%	4.35%	11.18%	$404

(1) Bond Equivalent Yield at period end.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.).
	December 31, 2011
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,115	$95.13	$91.55	1.02%	2.95%	20.23%	14.55%	30.99%	68.49%	75.11%	$-
Senior, interest only	$3,734,452	$5.34	$5.05	1.96%	13.28%	15.80%	17.02%	19.77%	49.98%	0.00%	$-
Subordinated	$1,378,891	$47.44	$44.01	3.44%	9.57%	16.48%	17.56%	19.48%	50.07%	19.03%	$19,964
Subordinated, interest only	$277,560	$7.89	$7.93	2.94%	9.93%	13.31%	15.07%	24.30%	45.80%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$5,265,128	$55.14	$62.11	5.32%	14.56%	12.40%	14.70%	32.26%	57.61%	4.15%	$161,263
Agency Mortgage-Backed Securities	$3,018,347	$103.07	$107.06	4.66%	3.83%	28.49%	24.59%	NA	NA	100.00%	$-
Securitized loans	$268,122	$100.92	$83.14	3.05%	4.77%	24.91%	23.51%	6.17%	39.86%	8.86%	$1,323

(1) Bond Equivalent Yield at period end.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.).

Based on the projected cash flows for our Non-Agency RMBS that are not of high credit quality, a portion of the original purchase discount is designated as Accretable Discount, which reflects the purchase discount expected to be accreted into interest income, and a portion is designated as Non-Accretable Difference, which represents the contractual principal on the security that is not expected to be collected. The amount designated as Non-Accretable Difference may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security is more favorable than previously estimated, a portion of the amount designated as Non-Accretable Difference may be accreted into interest income over time. Conversely, if the performance of a security is less favorable than previously estimated, the amounts designated as Non-Accretable Difference may increase, resulting in an OTTI loss.

The following table presents changes to Accretable Discount and Non-Accretable Difference as it pertains to our entire Non-Agency RMBS portfolio for assets with purchase discounts for the years ended December 31, 2012 and 2011.

	For the Year Ended
	December 31, 2012		December 31, 2011
	(dollars in thousands)
	Accretable Discount	Non-Accretable Difference	Accretable Discount	Non-Accretable Difference
Balance at beginning of period	$1,176,019	$1,931,930	$1,098,061	$1,879,475
Accretion of discount	(151,579)	-	(142,136)	-
Principal Writedowns	-	(315,443)	-	(181,227)
Purchases	29,562	16,063	(11,414)	265,384
Sales	(47,743)	(115,011)	12,821	(169,931)
Net other-than-temporary credit impairment losses	-	132,250	-	356,916
Transfers from credit reserve	192,296	(192,296)	503,869	(503,869)
Transfers to credit reserve	(83,287)	83,287	(285,182)	285,182
Balance at end of period	$1,115,268	$1,540,780	$1,176,019	$1,931,930

Critical Accounting Policies and Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies and accounting estimates are described in Note 2 to the Consolidated Financial Statements; critical accounting policies are described in this section. An accounting policy is considered critical if it requires management to make assumptions or judgments about matters that are highly uncertain at the time the accounting estimate was made or require significant management judgment in interpreting the accounting literature. If actual results differ from our judgments and assumptions, or other accounting judgments were made, this could have a significant and potentially adverse impact on our financial condition, results of operations and cash flows. These critical accounting policies were developed by management, and reviewed by our auditors, prior to being presented to and discussed with the Audit Committee of the Board of Directors.

The consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially adversely impact our results of operations and our financial condition. Management has made significant estimates in several areas, including OTTI on Non-Agency RMBS, valuation of Agency and Non-Agency RMBS and interest rate swaps and income recognition on Non-Agency RMBS.  Actual results could differ materially from those estimates.

Interest Income and Impairment on Non-Agency and Agency Residential Mortgage-Backed Securities

We invest in RMBS representing interests in obligations backed by pools of mortgage loans.  We delineate between (1) Agency RMBS and (2) Non-Agency RMBS as follows:  The Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae.  The Non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and are therefore subject to credit risk.

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

Our accounting policies for recognition of interest income and OTTI related to RMBS are described in Note 2 of the consolidated financial statements. As noted therein, there are three different accounting models that may be applicable for purposes of the recognition of interest income and OTTI on RMBS, and include the following:

ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20) – applies to all Agency RMBS and certain Non-Agency RMBS of high credit quality that, at the time of purchase, we expect to collect all contractual cash flows  and the security cannot be contractually prepaid in such a way that the we would not recover substantially all of our recorded investment.

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) – applies to Non-Agency RMBS where there is evidence of deterioration in credit quality and that we do not expect to collect all contractual cash flows of the security.

ASC 325-40, Beneficial Interests in Securitized Financial Assets (ASC 325-40) – applies to certain Non-Agency RMBS not within the scope of ASC 310-20 or ASC 310-30.  These include Non-Agency RMBS which is not of high credit quality at the time of purchase or that can be contractually prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment.

The determination of which accounting model to apply will have a significant impact on the amounts of interest income and OTTI losses reflected in the results of operations because each accounting model has different requirements regarding the cash flows used to calculate interest income and impairments (i.e., contractual cash flows vs. expected cash flows) and the manner of such calculations, and the impact of changes in prepayment assumptions on interest income or OTTI losses.

For Agency and Non-Agency RMBS accounted for under ASC 310-20, the amount of interest income recorded over the life of a security will be equal to the contractual cash flows of the security and the accretion/amortization of any purchase discount or premium. The amount of interest income reported in any particular financial reporting period will, however, vary depending on the actual and estimated prepayments on the security. For Agency RMBS purchased at a premium to the principal amount, increases in prepayment speeds will generally result in a reduction of the recorded amount of interest income in a particular financial reporting period whereas decreases in prepayment speeds will generally result in an increase in the amount of interest income in a particular financial reporting period. The opposite is generally the case for Agency RMBS purchased at a discount to the principal amount. That is, as prepayment speeds increase, interest income reported in a particular financial reporting period will generally increase, whereas interest income reported in a particular financial reporting period will generally decrease when prepayment speeds decline. However, volatility in the reported amount of interest income will result when there are significant changes in actual or future expected prepayment speeds regardless of the direction of those changes. This volatility is because the accounting model that we apply under ASC 310-20 requires us to record a cumulative adjustment, on a retrospective basis from the acquisition date of the security, when there are changes in prepayment speeds. That cumulative adjustment at each reporting date is intended to reflect the most current estimate of the timing of prepayments over the life of the security (both actual prepayments that have occurred in the past and the timing of prepayments that will occur in the future).

Agency RMBS and Non-Agency RMBS accounted for under ASC 310-20 may experience an OTTI loss. The OTTI loss recognized in earnings will be calculated based on the present value of the contractual cash flows expected to be collected. Subsequent to recognition of an OTTI loss, we recognize income on these securities under ASC 310-30 as further described below.

For Non-Agency RMBS accounted for under ASC 310-30 or ASC 325-40, the reported amounts of interest income and OTTI are significantly impacted by management judgments around both the amount and timing of credit losses (defaults) and prepayments. Interest income on these Non-Agency RMBS is recognized initially and in subsequent periods based on the timing and amount of cash flows expected to be collected, as opposed to being based on contractual cash flows. The accounting models in ASC 310-30 and ASC 325-40 do not provide for delineations between individual changes in cash flow estimates based on expected defaults or prepayments. Said differently, we are required to consider the overall impact on the amount and timing of future cash flows whether due to changes in default expectations or prepayments in order to determine the amount of interest income to recognize. Furthermore, the overall impact on the amount and timing of future cash flows whether due to changes in default expectations or prepayments also impacts the amount of OTTI losses recognized in earnings.

Non-Agency RMBS accounted for under ASC 310-30 or ASC 325-40 are generally purchased at a discount to the principal amount. At the original acquisition date, we estimate the timing and amount of cash flows expected to be collected and calibrate the present value of those amounts to our purchase price. In each subsequent financial reporting period, we are required to revise our estimates of the remaining timing and amount of cash flows expected to be collected. Depending on the nature of the changes in the timing or amount of cash flows expected to be collected, whether due to changes in default expectations or prepayment assumptions, the following will occur:

•
If there is a positive change in the amount and timing of future cash flows expected to be collected from the previous estimate used for accounting purposes, the effective interest rate in future accounting periods may increase resulting in an increase in the reported amount of interest income in future periods.  A positive change in the amount and timing of future cash flows expected to be collected from the previous estimate used for accounting purposes must be considered significant for Non-Agency RMBS accounted for under ASC 310-30 for the effective interest rate in future accounting periods to increase.  An OTTI loss will not be recorded in earnings in the period we determine there is a positive change in the amount and timing of future estimated cash flows. A positive change in the amount and timing of future cash flows expected to be collected is considered to have occurred when the net present value of future cash flows expected to be collected has increased from the previous estimate. This can occur from a change in either the timing of when cash flows are expected to be collected (i.e., from changes in prepayment speeds or the timing of estimated defaults) or in the amount of cash flows expected to be collected (i.e., from reductions in estimates of future defaults). Furthermore, a positive change could occur on an overall basis in situations where the positive impact of a change in the timing of cash flows exceeds the negative impact of increased defaults, or when the positive impact of a decline in estimated defaults exceeds the negative impact of an extension of the timing of receipt of cash flows.

•
If there is a negative (or adverse) change in the amount and timing of future cash flows expected to be collected from the previous estimate used for accounting purposes, and the securities’ fair value is below its amortized cost, an OTTI loss equal to the adverse change in cash flows expected to be collected, discounted using the securities’ effective rate before impairment, is required to be recorded in current period earnings. For Non-Agency RMBS accounted for under ASC 310-30, while the effective interest rate used to accrete interest income after an OTTI has been recognized will be the same, the amount of interest income recorded in future periods will decline because of the reduced amount of the amortized cost basis of the investment to which such effective interest rate is applied. Additionally, for Non-Agency RMBS accounted for under ASC 325-40, while the effective interest rate used to accrete interest income during the period directly after an OTTI has been recognized will be the same, the amount of interest income recorded in such future period will decline, absent an increase in cash flows expected to be collected, because of the reduced amount of the amortized cost basis of the investment to which such effective interest rate is applied.  An adverse change in the amount and timing of future cash flows expected to be collected is considered to have occurred when the net present value of future cash flows expected to be collected has decreased from the most previous estimate. This change can occur from a change in either the timing of when cash flows are expected to be collected (i.e., from changes in prepayment speeds or the timing of estimated defaults) or in the amount of cash flows expected to be collected (i.e., from increases in estimates of future defaults). Furthermore, an adverse change could occur on an overall basis in situations where the negative impact of a change in the timing of cash flows exceeds the positive impact of a decline in estimated defaults, or when the negative impact of an increase in estimated defaults exceeds the positive impact of an shortening of the timing of receipt of cash flows.

Because the accounting models in ASC 310-30 and ASC 325-40 are impacted by both assumptions of prepayments and assumptions of credit losses (defaults), changes in the amounts of recorded interest income or OTTI losses over financial reporting periods cannot be considered to result solely from the impact of changes in the credit profile of the investment or solely from the impact of changes in prepayment speeds. Furthermore, while there may be some level of correlation between assumptions for defaults and prepayments as general market interest rates change, in the recent market conditions that correlation has not been direct and predictable.

Determination of appropriate accounting model for Non-Agency RMBS

As discussed in Note 2 to the consolidated financial statements, the determination of the appropriate accounting model for Non-Agency RMBS is dependent on management’s assessment and judgment related to the following factors made as of the acquisition date:

•	Our assessment of the credit quality of the asset, including its credit rating at the acquisition date and whether the security has experienced deterioration in credit quality since its inception.
•	Our assessment of the probability of collection of all contractual cash flows.
•	Our assessment of whether the security can be contractually prepaid such that we would not recover our initial investment.

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

Impact of default and prepayment assumptions on Non-Agency RMBS accounted for under ASC 310-30 and ASC 325-40

Management judgments around the estimated amount and timing of defaults, and the timing of collection of cash flows (i.e., prepayments and the timing of defaults) will have a significant impact on the reported amount of interest income and OTTI losses. Furthermore, it is the combined impact of the assumptions for the amount and timing of cash flows from defaults and prepayments that will impact the reported amounts of interest income and OTTI losses.

Our estimate of cash flows expected to be collected related to Non-Agency RMBS is based on our review of the underlying securities or mortgage loans securing the RMBS.  We consider historical information available and expected future performance of the underlying securities or mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), Fitch, Inc. or DBRS Limited (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  However, the assumptions underlying these estimates are generally not based on observable market data, but rather reflect unobservable inputs based on management judgment. As a result, substantial judgment is used in our analysis to determine the cash flows expected to be collected related to Non-Agency RMBS.

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

Variable Interest Entities

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.  For VIEs’ that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIEs’ economic performance may be determined by an entity’s involvement with the design of the VIE.

We use securitization trusts considered to be VIEs in securitization and re-securitization transactions.  Prior to January 1, 2010, these VIEs met the definition of Qualified Special Purpose Entities (“QSPE”) and, as such, were not subject to consolidation by us.  Effective January 1, 2010, all such VIEs were considered for consolidation based on the criteria in ASC 810, Consolidation.

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to ten consolidated variable interest entities, or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

We currently consolidate four whole loan securitization and six RMBS re-securitization transactions which are VIEs. The whole loan securitizations contain jumbo prime whole loans we purchased during 2007 and 2008 and securitized shortly thereafter.  The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily what we classify as collateral backed by Alt-A first lien mortgages of 2005-2007 vintages.  We categorize collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when we purchased the security more resembles typical Alt-A collateral. We define Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.

Our determination to consolidate these ten VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the whole loan securitization, we determined that our ability to replace defaulting loans with performing loans resulted in us having the power that most significantly impacts the economic performance of the VIE. For the six consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these six entities.

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

Fair Value Measurements

The Financial Accounting Standards Board, or FASB, ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP.  Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Valuation techniques for RMBS are based on models that consider the estimated cash flows expected to be collected from the underlying collateral and an estimated market-based yield reflective of the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speeds, the frequency and severity of defaults and attributes of the collateral underlying such securities.  Estimates of the fair value of RMBS are particularly sensitive to assumptions related to the expected timing of prepayments, the extent of defaults, and the severity of expected losses. Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value using pricing models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services, if available.

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3.  In connection with the Restatement, the Company reevaluated its historical conclusion regarding the Level in the fair value hierarchy in which the Non-Agency RMBS have been classified and determined that the Non-Agency RMBS market as a whole exhibited characteristics of an inactive market for all periods presented in this Form 10-K.  The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market.  The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 18% and 56% of total assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively. None of the liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 are level 3.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 6 financial institution counterparties as of December 31, 2012 that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  The following table summarizes our exposure to such counterparties at December 31, 2012:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	199,707	$-	$10,476	0.14%
Germany	1	-	(14,543)	(14,543)	-0.19%
Netherlands	1	204,409	-	9,293	0.12%
Switzerland	2	249,566	(39,396)	(26,177)	-0.34%
United Kingdom	1	163,530	-	5,954	0.08%
Total	6	$817,212	$(53,939)	$(14,997)	-0.19%

(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At December 31, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

All prior results of operations presented below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Years Ended December 31, 2012, 2011 and 2010” have been revised to reflect the effects of the Restatement.

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

	GAAP Net Interest Income	Less: Realized Net Losses on Interest Rate Swaps	Economic Net Interest Income (1)	GAAP Interest Expense	Add: Realized Net Losses on Interest Rate Swaps	Economic Interest Expense
For the Year Ended December 31, 2012	$462,882	$20,223	$442,639	$126,558	$20,223	$146,781
For the Year Ended December 31, 2011	$570,166	$15,929	$554,223	$134,858	$15,929	$150,787
For the Year Ended December 31, 2010	$429,652	$5,788	$423,824	$146,448	$5,788	$152,236
For the Quarter Ended December 31, 2012	$99,678	$5,333	$94,334	$33,874	$5,333	$39,207
For the Quarter Ended September 30, 2012	$110,340	$5,298	$105,038	$34,356	$5,298	$39,654
For the Quarter Ended June 30, 2012	$139,571	$5,194	$134,375	$21,953	$5,194	$27,147
For the Quarter Ended March 31, 2012	$113,293	$4,398	$108,892	$36,375	$4,398	$40,773
(1) Excludes cash and cash equivalents.

Net Income (Loss) Summary

Our net income for the year ended December 31, 2012 was $327.8 million and earnings per basic share was $0.32. Our net income was generated primarily by interest income on our portfolio.  Our net income for the year ended December 31, 2011 was $137.3 million and earnings per basic share was $0.13.  Our net income for the year ended December 31, 2010 was $248.4 million and earnings per basic share was $0.30. The increase in our net income and our net income per share for the year ended December 31, 2012 as compared to December 31, 2011 is primarily attributable to a decrease in OTTI recognized in earnings on our Non-Agency RMBS and increased realized gains on sales of primarily Non-Agency RMBS securities, partially offset by a decline in net interest income.

During the year ended December 31, 2012, the Company recognized approximately $132.3 million of net other-than-temporary credit impairment losses in earnings related to Non-Agency RMBS as fair values and the present value of cash flows expected to be collected were below amortized cost. The decrease in OTTI is attributable to improving fair values as well as favorable changes in cash flows expected to be collected.  The favorable change in cash flows expected to be collected is mainly attributable to improvements in expected cash flow of our Non-Agency RMBS, and increasing prepayment speeds, which result in an increase in the present value of cash flows expected to be collected.

OTTI charges, which were recognized on Non-Agency RMBS, reflect changes in our estimate of cash flows expected to be collected that include consideration of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows. At December 31, 2012, we had a gross unrealized loss of $317 thousand related to Agency RMBS and a gross unrealized loss of $29.3 million related to Non-Agency RMBS.  Impairments on Agency RMBS in an unrealized loss position at December 31, 2012 are considered temporary and not credit related. Unrealized losses on Non-Agency RMBS for which no OTTI was recorded during the year are considered temporary based on an estimate of the cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. Significant judgment is used both in the Company’s analysis of cash flows expected to be collected for its Non-Agency RMBS and any determination of the credit component of OTTI.  During the year ended December 31, 2011, we recognized impairment losses of $357.1 million through earnings related to Non-Agency RMBS. Refer to “Critical Accounting Policies and Estimates” above for more information regarding the recognition of OTTI.

Net income decreased by $111.1 million for the year ended December 31, 2011 when compared to net income for the year ended December 31, 2010. We attribute the decrease in net income to an increase of $225.3 million in OTTI, which increased from $131.8 million at December 31, 2010 to $357.1 million at December 31, 2011 The increase in OTTI is attributable to declines in the fair values of our Non-Agency RMBS and adverse changes in cash flows expected to be collected. The adverse change in cash flows is mainly attributable to an increase in expected severities due to delays in the foreclosure process caused by regulatory changes, a deterioration in the credit enhancement on our Non-Agency RMBS, and slowing prepayment speeds, which result in a decrease in the present value of cash flows expected to be collected.  This increase in OTTI was partially offset by an increase in Net interest income of $140.5 million primarily due to an increase in average earning assets held.

The table below presents the net income (loss) summary for the years ended December 31, 2012, 2011 and 2010.

Net Income (Loss)
(dollars in thousands)

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net Interest Income:
Interest income	$172,089	$254,028	$103,360
Interest expense	(10,678)	(11,941)	(7,749)

Interest income, Assets of consolidated VIEs	417,351	450,996	472,740
Interest expense, Non-recourse liabilities of VIEs	(115,880)	(122,917)	(138,699)
Net interest income (expense)	462,882	570,166	429,652
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(47,632)	(241,962)	(40,833)
Portion of loss recognized in other comprehensive income (loss)	(84,618)	(115,143)	(91,012)
Net other-than-temporary credit impairment losses	(132,250)	(357,105)	(131,845)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	(9,473)	(34,478)	(9,989)
Realized gains (losses) on interest rate swaps	(20,223)	(15,929)	(5,788)
Gains (losses) on interest rate swaps	(29,696)	(50,407)	(15,777)
Net unrealized gains (losses) on interest-only RMBS	833	(14,545)	3,846
Realized gains (losses) on sales of investments, net	85,166	54,353	17,333
Total other gains (losses)	56,303	(10,599)	5,402
Net investment income (loss)	386,935	202,462	303,209
Other expenses:
Management fees	49,525	51,969	40,924
Expense recoveries from Manager	(4,712)	-	-
Net Management fees	44,813	51,969	40,924
Provision for loan losses	368	5,291	7,109
General and administrative expenses	13,986	7,267	6,015
Total other expenses	59,167	64,527	54,048
Income (loss) before income taxes	327,768	137,935	249,161
Income taxes	1	606	756
Net income (loss)	$327,767	$137,329	$248,405

Interest Income and Average Earning Asset Yield

We had average earning assets of $10.7 billion, $11.4 billion and $8.5 billion for the years ended December 31, 2012, 2011 and 2010, respectively.  Our primary source of income is interest income earned on our assets.  Our interest income was $589.4 million, $705.0 million and $576.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The yield on our portfolio was 5.50%, 6.16% and 6.79% for the years ended December 31, 2012, 2011 and 2010, respectively.  For the year ended December 31, 2012 as compared to the year ended December 31, 2011, interest income decreased by $115.6 million due to a decrease in average interest earning assets of $717.1 million, and a decrease in the yield on average earning assets of 66 basis points. Interest income for the year ended December 31, 2011 as compared to the year ended December 31, 2010, increased by $128.9 million primarily due to an increase in average interest earning assets of $2.9 billion and a decrease in our average cost of funds resulting in an improved net interest rate spread.

Our economic net interest income, which equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on interest rate swaps, totaled $442.6 million and $554.2 million for the years ended December 31, 2012 and 2011, respectively.  Our net interest spread, which equals the yield on our average assets for the period less the economic average cost of funds for the period, was 2.14% and 3.64% for the years ended December 31, 2012 and 2011, respectively.  We attribute the decrease in economic net interest income in 2012 compared to 2011 to the decrease in average interest earning assets primarily due to prepayments and sales of RMBS investments.

Our economic net interest income totaled $554.2 million and $423.8 million for the years ended December 31, 2011 and 2010, respectively. Our net interest spread, which equals the yield on our average assets for the period less the economic average cost of funds for the period, was 3.64% and 2.78% for the years ended December 31, 2011 and 2010, respectively. We attribute the increase in economic net interest income in 2011 compared to 2010 to the increase in interest earning assets following our 2010 secondary offerings.

The table below shows our average earning assets held, total interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense (including the effect of realized losses on interest rate swaps), average cost of funds, economic net interest income, and net interest rate spread for the years ended December 31, 2012, 2011 and 2010 and the four quarters in 2012.

Economic Net Interest Income
	Average Earning Assets Held (1)	Interest Earned on Assets (1)	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Economic Average Cost of Funds	Economic Net Interest Income (1) (2)	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)
For the year ended December 31, 2012	$10,721,300	$589,420	5.50%	$4,372,034	$146,781	3.36%	$442,639	2.14%
For the year ended December 31, 2011	$11,438,442	$705,010	6.16%	$5,989,117	$150,787	2.52%	$554,223	3.64%
For the year ended December 31, 2010	$8,479,109	$576,060	6.79%	$3,793,049	$152,236	4.01%	$423,824	2.78%
For the quarter ended December 31, 2012	$10,956,750	$133,541	4.88%	$4,014,159	$39,207	3.91%	$94,334	0.97%
For the quarter ended September 30, 2012	$12,366,202	$144,692	4.68%	$4,397,212	$39,654	3.61%	$105,038	1.07%
For the quarter ended June 30, 2012	$9,898,151	$161,522	6.53%	$4,718,431	$27,147	2.30%	$134,375	4.23%
For the quarter ended March 31, 2012	$9,664,096	$149,665	6.19%	$4,358,333	$40,773	3.74%	$108,892	2.45%

(1) Excludes cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps.

Economic Interest Expense and the Cost of Funds

We had average borrowed funds of $4.4 billion, $6.0 billion and $3.8 billion and total economic interest expense of $146.8 million, $150.8 million and $152.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Our average cost of funds was 3.36%, 2.52% and 4.01% for the years ended December 31, 2012, 2011 and 2010, respectively.   The average cost of funds rate increased by 84 basis points and the average borrowed funds decreased by $1.6 billion during the year ended December 31, 2012, when compared to the year ended December 31, 2011. The increase in the cost of funds was due to increases in LIBOR and an increase in non-recourse liabilities of consolidated VIEs over the prior year and a reduction in repurchase agreements, which generally have a lower rate of interest.

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

The borrowing rate at which we are able to finance our assets using repurchase agreements is typically correlated to LIBOR and the term of the financing.  The table below shows our average borrowed funds, economic interest expense, average cost of funds (inclusive of realized losses on interest rate swaps), average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR for the years ended December 31, 2012, 2011 and 2010 and the four quarters in 2012.

Average Cost of Funds
	Average Borrowed Funds	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For the year ended December 31, 2012	$4,372,034	$146,781	3.36%	0.24%	0.74%	(0.49%)	3.12%	2.62%
For the year ended December 31, 2011	$5,989,117	$150,787	2.52%	0.23%	0.51%	(0.28%)	2.29%	2.01%
For the year ended December 31, 2010	$3,793,049	$152,236	4.01%	0.27%	0.52%	(0.25%)	3.74%	3.49%
For the quarter ended December 31, 2012	$4,014,159	$39,207	3.91%	0.24%	0.73%	(0.49%)	3.67%	3.18%
For the quarter ended September 30, 2012	$4,397,212	$39,654	3.61%	0.24%	0.73%	(0.49%)	3.37%	2.88%
For the quarter ended June 30, 2012	$4,718,431	$27,147	2.30%	0.24%	0.73%	(0.49%)	2.06%	1.57%
For the quarter ended March 31, 2012	$4,358,333	$40,773	3.74%	0.26%	0.76%	(0.50%)	3.48%	2.98%

(1) Includes effect of realized losses on interest rate swaps.

Gains and Losses on Sales of Assets

During the year ended December 31, 2012, we sold RMBS with an amortized cost value of $858.2 million for realized gains of $85.2 million. During the year ended December 31, 2011, we sold RMBS with an amortized cost value of $2.6 billion for realized gains of $54.4 million. During the year ended December 31, 2010, we sold RMBS with an amortized cost value of $878.9 million for realized gains of $17.3 million.  The sales and realized gains recognized was to reduce leverage in the portfolio, improve liquidity and take advantage of market conditions to realize gains in the portfolio.

Secured Debt Financing Transactions

During the year ended December 31, 2012, we financed the purchase of $1.5 billion of jumbo prime whole loans by securitizing and selling senior bonds to third party investors for net proceeds of $1.4 billion. We retained the subordinate tranches of the securitizations.  We did not re-securitize RMBS or jumbo prime whole loans during the year ended December 31, 2011.

During the year ended December 31, 2011, we financed the purchase of $306.6 million of AAA-rated fixed rate bonds related to previously executed re-securitization transactions by selling the bonds to third party investors for net proceeds of $311.0 million.

During the year ended December 31, 2010, we financed the purchase of $1.3 billion of AAA-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $1.3 billion.

Management Fee and General and Administrative Expenses

We incurred management fees of $49.5 million, $52.0 million and $40.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The management fee is based on our stockholders’ equity as defined in the investment management agreement.

General and administrative (or G&A) expenses were $14.0 million, $7.3 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Our G&A expenses increased primarily due to servicing fees associated with the CSMC 2012-CIM1, CSMC 2012-CIM2 and CSMC 2012-CIM3 securitizations and increased professional fees due to the accounting restatements. The costs related to the accounting restatements have been reimbursed to us as noted below.

Our Manager has agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the “Evaluation”); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees of $542.4 thousand), outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.  The amount paid by our Manager related to these expenses for the year ended December 31, 2012 is $4.7 million, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.

Total expenses as a percentage of average total assets were 0.76%, 0.75% and 0.74% for the years ended December 31, 2012, 2011 and 2010, respectively.

We reimburse FIDAC for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.  During the years ended December 31, 2012, 2011, and 2010, we reimbursed FIDAC approximately $447 thousand and $625 thousand and $465 thousand for such expenses, respectively.

The table below shows our total management fee, and General and Administrative (“G&A”) expenses as compared to average total assets and average equity for the years ended December 31, 2012, 2011 and 2010 and the four quarters in 2012.

Management Fees, G&A Expenses and Operating Expense Ratios
	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the year ended December 31, 2012	$58,799	0.76%	1.78%
For the year ended December 31, 2011	$59,236	0.75%	1.76%
For the year ended December 31, 2010	$46,939	0.74%	1.62%
For the quarter ended December 31, 2012	$12,658	0.66%	1.45%
For the quarter ended September 30, 2012	$15,799	0.80%	1.92%
For the quarter ended June 30, 2012	$15,444	0.75%	1.95%
For the quarter ended March 31, 2012	$14,898	0.74%	1.92%

Net Income (Loss) and Return on Average Equity

Our net income was $327.8 million, $137.3 million and $248.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The table below shows our economic net interest income, realized gains (losses) on sale of assets and the credit related OTTI, realized and unrealized gains (losses) on interest rate swaps and IOs, total management fee and G&A expenses, and income tax, each as a percentage of average equity, and the return on average equity for the periods presented.  Our return on average equity increased from 4.08% for the year ended December 31, 2011 to 9.95% for the year ended December 31, 2012 primarily due to a decline in losses related to OTTI and increase in realized gains on sales of investments, offset in part by lower economic net interest income.  The decrease in OTTI credit losses recognized in earnings in 2012 and 2011 is directly attributable to improving fair values as well as favorable changes in cash flows expected to be collected.  Our return on average equity decreased from 8.56% for the year ended December 31, 2010 to 4.08% for the year ended December 31, 2011 primarily due to an increase in OTTI credit losses recognized in earnings and net unrealized losses on interest-only RMBS.

Components of Return on Average Equity
	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Income Tax Benefit/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For the year ended December 31, 2012	13.44%	(1.44%)	(0.26%)	(1.78%)	0.00%	9.95%
For the year ended December 31, 2011	16.47%	(9.16%)	(1.46%)	(1.76%)	(0.02%)	4.08%
For the year ended December 31, 2010	14.60%	(4.19%)	(0.21%)	(1.62%)	(0.02%)	8.56%
For the quarter ended December 31, 2012	10.85%	(1.03%)	0.68%	(1.45%)	0.00%	9.04%
For the quarter ended September 30, 2012	12.74%	7.11%	(2.40%)	(1.92%)	0.00%	15.53%
For the quarter ended June 30, 2012	16.93%	(8.14%)	(1.70%)	(1.95%)	0.00%	5.14%
For the quarter ended March 31, 2012	14.01%	(4.18%)	2.41%	(1.92%)	0.00%	10.32%
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

In addition to the principal sources of capital described above, we may enter into warehouse facilities and use longer dated structured repurchase agreements.  The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $621.2 million, $206.3 million and $7.2 million at December 31, 2012, 2011 and 2010, respectively.

Our operating activities provided net cash of approximately $334.9 million, $447.7 million and $322.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The cash provided by operating activities decreased for the year ended December 31, 2012 when compared to the year ended December 31, 2011 due to a decrease in net interest income earned on the portfolio which resulted from the decrease in average interest earning assets to $10.7 billion for the year ended December 31, 2012 as compared to $11.4 billion for year ended December 31, 2011.  The cash provided by operating activities increased for the year ended December 31, 2011 when compared to the year ended December 31, 2010 due to the increase in net interest income earned on the portfolio which resulted from the increase in average interest earning assets to $11.4 billion for the year ended December 31, 2011 as compared to $8.5 billion for the year ended December 31, 2010 that was primarily attributable to the consolidation of VIEs.

Our investing activities provided net cash of $988.8 million in December 31, 2012 and used net cash of $114.1 million and $1.6 billion for the years ended December 31, 2011 and 2010, respectively.  During the year ended December 31, 2012 we generated cash from sales of RMBS investments of $943.4 million and principal payments of $1.7 billion related to all our investment assets offset by purchases of $124.2 million in RMBS securities and $1.5 billion in jumbo prime whole loans.  During the year ended December 31, 2011 we utilized cash to purchase $4.2 billion in securities which were offset by proceeds from asset sales of $2.6 billion and principal payments of $1.4 billion.  The increase in cash provided by investing activities for the year ended December 31, 2012 when compared to the year ended December 31, 2011 is the result of a decrease in asset purchases offset by fewer asset sales.  During the year ended December 31, 2010 we utilized cash to purchase $4.0 billion in securities which were offset by proceeds from asset sales of $896.3 million and principal payments of $1.5 billion.  The decrease in cash used for investing activities for the year ended December 31, 2011 when compared to the year ended December 31, 2010 is the result of increased sales of RMBS during 2011.

Our financing activities used net cash of $908.9 million and $134.5 million for the years ended December 31, 2012 and 2011, respectively, and provided net cash of $1.2 billion for the year ended December 31, 2010.  The year ended December 31, 2012 reflected net payments on repurchase agreements of $1.1 billion as compared to net proceeds on repurchase agreements of $864.2 million for the year ended December 31, 2011 and net payments from repurchase agreements of $166.6 million for the year ended December 31, 2010.  In addition, the year ended December 31, 2012 reflected net proceeds on securitized debt borrowings of $655.9 million as compared to net payments from securitized debt borrowings of $414.8 million for the year ended December 31, 2011.   There were no secondary stock offerings during the years ended December 31, 2012 and 2011, respectively, and secondary stock offerings provided net proceeds of $1.3 billion for the year ended December 31, 2010.  The increase in cash used by financing activities for the year ended December 31, 2012 is primarily due to increased net payments on repurchase agreements and payments on securitized debt borrowings offset in part by proceeds from securitized debt borrowings from CSMC 2012 - CIM1, CSMC 2012 - CIM2 and CSMC 2012 - CIM3.  The decrease in cash provided by financing activities for the year ended December 31, 2011 is primarily due to proceeds from non-recourse financing transactions that occurred during the year ended December 31, 2010.  Recourse leverage decreased to 0.4:1 at December 31, 2012 as compared to 0.9:1 at December 31, 2011 reflective of the decrease in financed Agency RMBS. To date, we have not had any counterparties to our repurchase agreement borrowing arrangements terminate any relationships as a result of our failure to be current in our reporting requirements with the SEC. However, for the period from the fourth quarter of 2011 through December 31, 2012, we proactively reduced the amount of borrowings under our master repurchase agreements with respect to Agency RMBS to ensure that we are able to meet any margin calls or reduce our borrowing amounts as required by our counterparties.

We expect to continue to finance our activities in a manner that is consistent with our current operations largely through repurchase agreements.  During the year ended December 31, 2012, we received $1.7 billion from principal repayments and used leverage on our Agency RMBS which utilized approximately $1.1 billion in cash.  In addition, we may from time to time sell securities as a source of cash to fund new purchases.

At December 31, 2012 and December 31, 2011, the remaining maturities on our RMBS repurchase agreements is presented below.

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Overnight	$-	$-
1-29 days	732,809	1,368,945
30 to 59 days	325,915	836,007
60 to 89 days	-	-
90 to 119 days	211,137	171,836
Greater than or equal to 120 days	258,164	296,201
Total	$1,528,025	$2,672,989

We collateralize the repurchase agreements we use to finance our operations with RMBS.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which vary from lender to lender.  A haircut is a percentage that is subtracted from the par value of RMBS that collateralizes the financing. The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS values occur.  At December 31, 2012, the weighted average haircut on our repurchase agreements was 5%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the release of updated factors from the trustees of the trusts which issued the RMBS we own. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers of the mortgages underlying the trusts. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset values. Each counterparty may calculate or manage these margin calls differently. In addition, when financing assets using standard form of Securities Industry and Financial Markets Association Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the asset values in aggregate exceeds their allowable exposure to us.  A decline in asset values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average repurchase balance during the period and repurchase balance at each period end for the fiscal years ended December 31, 2012 and 2011 and for the quarters ended December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012.  Our balance at period end tends to have little fluctuation from the average balances except in periods where we are adjusting the size of our portfolio using leverage.  For example, subsequent to our completion of a secondary offering of common stock during the fourth quarter of 2010, our quarter end repurchase balance increased compared to our average repurchase balance.  Our average repurchase agreement balance at December 31, 2012 decreased compared to our average repurchase agreement balance for the year ended December 31, 2011 due to sales of Agency RMBS during the fourth quarter of 2011.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Year Ended December 31, 2012	$2,122,421	$1,528,025
Year Ended December 31, 2011	$3,843,683	$2,672,989
Quarter Ended December 31, 2012	$1,567,605	$1,528,025
Quarter Ended September 30, 2012	$1,954,958	$1,658,906
Quarter Ended June 30, 2012	$2,412,827	$2,362,088
Quarter Ended March 31, 2012	$2,554,295	$2,502,870

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2012 and December 31, 2011 our total debt was approximately $4.0 billion and $4.5 billion, which represented a debt-to-equity ratio of approximately 1.1:1 and 1.5:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end.  Our borrowings at period end are a snapshot of borrowing as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own that are pledged as collateral under our repurchase agreements pay principal and interest on the 15th or 25th of each month (or the next business day if such a day is on a weekend or is a holiday) and the mortgage-backed securities we purchase under repurchase agreements are typically settled on the 12th of each month (or the next business day).  As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings.  Moreover, our borrowings will change as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Furthermore, our borrowings will change during periods when we conduct capital raises, and in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provide a more accurate representation of our exposure to the risks associated with leverage.

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the years ended December 31, 2012 and 2011. As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we will not be able to issue shares of our common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

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

During the year ended December 31, 2012 we declared dividends to common shareholders totaling $390.2 million, or $0.38 per share.  During the year ended December 31, 2011, we declared dividends to common shareholders totaling $523.5 million, or $0.51 per share.

The Board of Directors declared a regular quarterly dividend of $0.09 per share for each quarter of 2013. The Board of Directors has determined that there will be a regular quarterly dividend of $0.09 per share for each of the first two quarters of 2014. The Board of Directors will review this program after the conclusion of the second quarter of 2014. The Board of Directors also declared a special dividend of $0.20 per share payable on January 31, 2014 to shareholders of record on January 8, 2014.

There was no preferred stock issued or outstanding as of December 31, 2012 and December 31, 2011.

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

Fees Paid Under the Management Agreement

For the years ended December 31, 2012, 2011 and 2010, our Manager earned management fees of $49.5 million, $52.0 million and $40.9 million, respectively and received expense reimbursement of $447 thousand, $625 thousand and $465 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees and charges in return for such services. RCap may also provide brokerage services to us from time to time.  During the years ended December 31, 2012 and 2011, fees paid to RCap were $138 thousand and $162 thousand, respectively.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to our Manager’s employees and members of our board of directors during the year ended December 31, 2008.  During the years ended December 31, 2012 and 2011, 172,000 and 126,000 shares of restricted stock we had awarded to our Manager’s employees vested and 20,000 and 2,000 shares were forfeited, respectively.  We did not grant any incentive awards during the years ended December 31, 2012 and 2011.  At December 31, 2012 and 2011 there were approximately 586,000 and 758,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the years ended December 31, 2012, 2011 and 2010, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $449 thousand, $451 thousand, and $490 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2012 and December 31, 2011.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.

December 31, 2012
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,528,025	$-	$-	$-	$1,528,025
Securitized debt	658,423	793,150	430,993	555,717	2,438,283
Interest expense on RMBS repurchase agreements (1)	3,481	5	-	-	3,486
Interest expense on securitized debt (1)	88,177	113,931	72,902	201,721	476,731
Total	$2,278,106	$907,086	$503,895	$757,438	$4,446,525
(1) Interest is based on variable rates in effect as of December 31, 2012.

December 31, 2011
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$2,672,989	$-	$-	$-	$2,672,989
Securitized debt	488,886	598,921	276,966	404,385	1,769,158
Interest expense on RMBS repurchase agreements (1)	1,349	-	-	-	1,349
Interest expense on securitized debt (1)	79,558	107,369	69,826	244,069	500,822
Total	$3,242,782	$706,290	$346,792	$648,454	$4,944,318
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

Capital Resources

At December 31, 2012 and 2011, we had no material commitments or capital expenditures.

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

Based on our calculations, as of December 31, 2012 and 2011, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (or CFTC) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (or CPO), and, absent relief from the Division or the Commission, to register as CPOs.  On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete.  The conditions that must be met to claim the relief are that the mortgage real estate investment trust must:

•
Limit the initial margin and premiums required to establish its commodity interest positions to no more than five percent of the fair market value of the mortgage real estate investment trust’s total assets;

•
Limit the net income derived annually from its commodity interest positions that are not qualifying hedging transactions to less than five percent of the mortgage real estate investment trust’s gross income;

•
Ensure that interests in the mortgage real estate investment trust are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options, or swaps markets; and

•	Either:

o	identify itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or

o
if it has not yet filed its first U.S. income tax return on Form 1120-REIT, disclose to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT.

While we disagree that the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

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

Credit Risk

We are subject to credit risk in connection with our investments in Non-Agency RMBS and residential whole loans and face more credit risk on assets we own which are rated below ‘‘AAA’’. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles and loan characteristics. We use a comprehensive credit review process. Our analysis of loans includes borrower profiles, as well as valuation and appraisal data. We use compensating factors such as liquid assets, low loan to value ratios and regional unemployment statistics in evaluating loans. Our resources include a proprietary portfolio management system, as well as third party software systems. We may utilize a third party due diligence firm to perform an independent underwriting review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review. We reject loans that fail to conform to our standards and do not meet our underwriting criteria. Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data and servicer files.  Additionally, the Non-Agency RMBS and other ABS which we acquire for our portfolio are reviewed by us to ensure that they satisfy our risk based criteria. Our review of Non-Agency RMBS and other ABS includes utilizing a proprietary portfolio management system. Our review of Non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on Non-Agency RMBS and other ABS. This analysis includes an evaluation of the collateral characteristics supporting the RMBS such as borrower payment history, credit profiles, geographic concentrations, credit enhancement, seasoning, and other pertinent factors.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally repurchase agreements, warehouse facilities and securitization/re-securitization. Our repurchase agreements and warehouse facilities may be of limited duration that are periodically refinanced at current market rates. We intend to mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, futures and mortgage options..

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

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisitions of RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and RMBS.  In most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this 2012 Form 10-K.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value for our Agency RMBS portfolio should interest rates go up or down 25, 50, and 75 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at December 31, 2012 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

	December 31, 2012

Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-75 Basis Points	(4.74%)	0.96%
-50 Basis Points	(3.14%)	0.43%
-25 Basis Points	(1.54%)	0.17%
Base Interest Rate	-	-
+25 Basis Points	1.49%	(0.08%)
+50 Basis Points	3.31%	(0.26%)
+75 Basis Points	5.52%	(0.49%)
(1)	Change in annual economic net interest income. Includes interest expense on interest rate swaps.
(2)	Projected Percentage Change in Portfolio Value is based on instantaneous moves in interest rates.

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

Basis Risk

We seek to limit our interest rate risk by hedging portions of our portfolio through interest rate swaps and other types of hedging instruments. Interest rate swaps are generally tied to underlying Treasury benchmark interest rates. Basis risk relates to the risk of the spread between our RMBS and underlying hedges widening. Such a widening may cause a decline in the fair value of our RMBS that is greater than the increase in fair value of our hedges resulting in a net decline in book value. The widening of mortgage-backed securities yields and Treasury benchmark interest rates may result from a variety of factors such as anticipated or actual monetary policy actions or other market factors.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2012.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,513,185	$1,259,831	$1,253,625	$7,951,781	$11,978,422
Cash equivalents	621,153	-	-	-	621,153
Total rate sensitive assets	2,134,338	1,259,831	1,253,625	7,951,781	12,599,575

Rate sensitive liabilities	(18,982)	787,399	76,639	1,879,051	2,724,107
Interest rate sensitivity gap	$2,153,320	$472,432	$1,176,986	$6,072,730	$9,875,468

Cumulative rate sensitivity gap	$2,153,320	$2,625,752	$3,802,738	$9,875,468
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	17%	21%	30%	78%

Our analysis of risks is based on our manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this 2012 Form 10-K.  These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages beginning on F-1 of this 2012 Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this 2012 annual report. As described below, management has identified material weaknesses in certain components of our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of these material weaknesses, the inability to file this Annual Report on Form 10-K within the statutory time period, and the evaluation that we have performed, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2012.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that internal controls over financial reporting and disclosure were not effective as of December 31, 2012 due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2012, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The previous Form 10-K was issued on March 8, 2013, which was subsequent to the period covered by this report. Accordingly, the previously reported material weaknesses remain unchanged for this period and remediation as described below is ongoing.

Management has identified the following material weakness in our internal control over financial reporting as of December 31, 2012:

•
Our resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for the complexity of our investments in Non-Agency RMBS securities, Interest-Only Strips, impairment of securitized loans held for investment, effective interest calculations and related disclosures in accordance with generally accepted accounting principles.

•
We did not design and maintain adequate procedures or effective review and approval controls, including the review of journal entries and reconciliations, over routine processes.  Specifically there was insufficient evidence that our review controls were designed and executed at a precision level that would prevent or detect a material misstatement.

•
We did not design and maintain adequate review and approval controls over significant estimates and their related disclosure process to prevent or detect a material misstatement.  Specifically, we did not establish adequate procedures or design effective controls as follows:

o
There was no precise or direct independent review and validation of inputs used in significant estimates and their related disclosures, such as the determination of the fair value, other-than-temporary impairment, or interest income related to investments in RMBS and securitized loans held for investment.

o	There was inadequate evidence of independent validation of calculations used in significant accounting estimates to ensure the accounting policies were appropriately implemented.

o
There was inadequate evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements by a person, other than the preparer, with the necessary competency and authority.

•
We have identified an overreliance on spreadsheets consisting of manual inputs and complex calculations used to record transactions and estimates supporting the financial statement amounts and disclosures.  Our controls over this electronic data were not performed at a level of precision sufficient to rely on the completeness and accuracy of the source data or manual input.  The safeguarding and management of electronic data was insufficient to evidence the existence or extent of management's review and validation over the complex spreadsheets by a person with the necessary competency and authority.

Due to the material weaknesses, management has concluded that we did not maintain an effective internal control over financial reporting as of December 31, 2012, based on criteria established in the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

Management is committed to the ongoing remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment.

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

The Company engaged a leading accounting firm to advise management with respect to accounting standards research support and engaged a leading professional services organization specializing in accounting and reporting matters to aid management with key facets of the Restatement.  During 2012 and 2013, we have added further resources in accounting policy, middle office and financial reporting roles, including technical accounting subject matter resources and a new Chief Financial Officer.  The additional resources have remediated the material weakness described in the 2011 Form 10-K surrounding the lack of resources and level of technical accounting expertise within the accounting function to properly evaluate and account for the complexity of the Company’s investments in Non-Agency RMBS securities, Interest-Only Strips, impairment of securitized loans held for investment, and related disclosures in accordance with generally accepted accounting principles.

Additionally, we have been adding resources and processes to remediate the aforementioned material weakness regarding the direct independent review and validation of inputs used in significant estimates such as the determination of the fair value, impairment, or interest income related to our investments in RMBS and securitized loans held for investment, including the formalization of a middle office function. While the new resources and processes were not in place for the 2012 reporting period, they have been implemented in 2013.

Further, growing the accounting policy, middle office and financial reporting group has increased the opportunity to further segregate duties, improve the technical competency of the accounting function and improve our control environment.  These resources will provide improved documentation and evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements with the necessary competency and authority.

Based upon the substantial work performed during the Restatement process and the procedures performed through the filing of this Form 10-K, we have concluded that the consolidated financial statements for the periods covered by and included in this Form 10-K are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

For these and other reasons, notwithstanding the material weaknesses noted above, our management, based upon the substantial work performed during the restatement process, has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following are our directors and officers as of December 24, 2013.

We have three classes of directors.  Each of our Class I, Class II and Class III directors will be elected at our next annual meeting of stockholders.  Our Class I directors will serve until our annual meeting of stockholders for 2017.  Our Class II directors will serve until our annual meeting of stockholders for 2015.  Our Class III directors will serve until our annual meeting of stockholders for 2016.  Set forth below are the names and certain information on each of our directors.

Class I Directors

Paul Donlin, age 52, was appointed as one of our Class I Directors and our Nonexecutive Chairman of the Board of Directors on November 15, 2007.  Mr. Donlin left Citigroup in 2007, after a career that spanned 21 years.  For the previous 10 years at Citigroup, Mr. Donlin was in the securitization business, with his most recent position being the Head of Global Securitization in the Global Securitized Markets Business within Fixed Income.  Earlier in his career at Citigroup, Mr. Donlin managed the Structured Finance and Advisory Unit of Citigroup’s Private Bank.  None of the corporations or organization that have employed Mr. Donlin during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Donlin has an M.B.A. from Harvard University and a Bachelor’s Degree from Georgetown University.

The Board believes that Mr. Donlin’s qualifications include, among other things, his significant experience in the residential mortgage-backed securities market from his years of management and oversight of securitization activities and his expertise in financial matters.

Mark Abrams, age 65, was appointed as one of our Class I Directors on November 15, 2007.  Mr. Abrams served as Chief Investment Officer of the Presidential Life Insurance Company from November 2003 to December 2012 and as Executive Vice President from 2005 to December 2012.  He was Senior Vice President of the Presidential Life Insurance Company from 2001 to 2005, and before that, Mr. Abrams served as Vice President of the Presidential Life Insurance Company since October 1994.  None of the corporations or organizations that have employed Mr. Abrams during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Abrams has a Bachelor’s Degree from Hobart College.

The Board believes that Mr. Abrams’s qualifications include, among other things, his experience as a chief investment officer and his prior executive experience with other companies.

Gerard Creagh, age 55, was appointed as one of our Class I Directors effective as of April 1, 2010 to fill a newly created directorship on the board of directors.  Since May 2011, Mr. Creagh has served as a Managing Partner at CVC Advisers LLC, a financial consulting firm.  From September 2005 through April 2010, Mr. Creagh served as the President and a member of the Board of Directors of Duff & Phelps Corporation.  From September 2005 to September 2007, Mr. Creagh served as President of Duff & Phelps Acquisitions, LLC.  Prior to its merger with Duff & Phelps in September 2005, Mr. Creagh served as executive managing director of Standard & Poor's Corporate Value Consulting practice.  Mr. Creagh joined Standard & Poor’s from PricewaterhouseCoopers, where he held the position of North American Valuation Services practice leader.  Mr. Creagh previously served as the U.S. leader for the Valuation Practice of Coopers & Lybrand.  None of the corporations or organizations that have employed Mr. Creagh during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Creagh received Bachelor’s Degree and Master’s Degree in mechanical engineering from Manhattan College and has an M.B.A. in finance from New York University's Leonard N. Stern School of Business.

The Board believes that Mr. Creagh’s qualifications include, among other things, his experience in the oversight of risk management policies and procedures, his significant background as a lead corporate executive and his prior board experience with other companies.

Class II Directors

Paul A. Keenan, age 47, was appointed as one of our Class II Directors on November 15, 2007.  Mr. Keenan has been a partner in the law firm of Kelley Drye and Warren LLP since 2002 and specializes in real estate finance.  None of the corporations or organizations that have employed Mr. Keenan during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Keenan has a J.D. from Seton Hall University and a Bachelor's Degree from Rutgers, the State University of New Jersey.

The Board believes that Mr. Keenan’s qualifications include, among other things, his experience as a law firm partner specializing in real estate finance and his knowledge of the real estate finance industry.

Dennis M. Mahoney, age 72, was appointed as one of our Class II Directors effective as of April 1, 2010 to fill a newly created directorship on the board of directors.  Before retiring in 2007, Mr. Mahoney was Senior Vice President of Columbia Bank and was responsible for the development and expansion of alternative investment products.  Prior to joining Columbia Bank in 1994, Mr. Mahoney was Executive Vice President and Chief Operating Officer of First Atlantic Savings.  Mr. Mahoney joined First Atlantic Savings in 1988 from Carteret Savings Bank where he was Executive Vice President, Treasurer.  None of the corporations or organizations that have employed Mr. Mahoney during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Mahoney received a Bachelor’s Degree in Economics and Business Administration from Roanoke College.

The Board believes that Mr. Mahoney’s qualifications include, among other things, his significant knowledge of the banking and investment industry and his experience as an executive in the financial services industry.

Matthew Lambiase, age 47, has served as our President and Chief Executive Officer, and one of our directors since August 2007.  He is Managing Director for Annaly Capital Management, Inc., or Annaly, and our Manager.  He joined these companies in June 2004.  Before joining Annaly and FIDAC, Mr. Lambiase was a Director in Fixed Income Sales at Nomura Securities International, Inc.  Over his 11 year employment at Nomura, Mr. Lambiase was responsible for the distribution of commercial and residential mortgage-backed securities to a wide variety of institutional investors.  Mr. Lambiase also held positions at Bear, Stearns & Company as Vice President in Institutional Fixed Income Sales and as a mortgage analyst in the Financial Analytics and Structured Transaction Group.  Mr. Lambiase has been during the past five years and is currently employed at Annaly and our Manager.  Mr. Lambiase has a Bachelor’s Degree in Economics from the University of Dayton.

The Board believes that Mr. Lambiase’s qualifications include, among other things, his significant industry knowledge and experience and his current position as our Chief Executive Officer and President provides him with knowledge of our long term strategy and operations.

Class III Directors

John P. Reilly, age 65, was appointed as one of our Class III Directors effective as of April 1, 2010 to fill a newly created directorship on the board of directors.  Mr. Reilly co-founded and is President and Chief Executive Officer of Keltic Financial Services, LLC, a privately owned finance company providing asset based loans to medium size companies.  Prior to founding Keltic Financial Services, LLC, in 1999, Mr.  Reilly spent 22 years at Citicorp in various senior executive positions in the Leverage Lending, Capital Markets, Corporate Finance and Private Banking Businesses.  Since 2001, Mr. Reilly has served as a director of Scan Source, Inc. None of the corporations or organizations that have employed Mr. Reilly during the past five years is a parent , subsidiary or other affiliate of us.  Mr. Reilly has a M.B.A. from Fairleigh Dickinson University, Teaneck , New Jersey, and a Bachelor’s Degree from King’s College, Wilkes-Barre, Pennsylvania.

The Board believes that Mr. Reilly’s qualifications include, among other things, his knowledge of the finance industry and prior experience as a director of another company.

Executive Officers

The following sets forth certain information with respect to our current executive officers:

Name	Age	Position Held with Us
Matthew Lambiase	47	Chief Executive Officer, President and Director
Robert Colligan	42	Chief Financial Officer and Secretary
Mohit Marria	35	Chief Investment Officer
William B. Dyer	66	Head of Underwriting

Biographical information on Mr. Lambiase is provided above. Certain biographical information for Mr. Colligan, Mr. Marria and Mr. Dyer is set forth below.

Robert Colligan is our Chief Financial Officer and Secretary.  Before joining FIDAC as a Managing Director in May 2013, Mr. Colligan was the Controller at Starwood Capital Group for the previous five years.  Prior to Starwood Capital Group, from 2002 to 2008 Mr. Colligan was a Managing Director at Bear Stearns and from 1999 to 2002 a Vice President at Merrill Lynch in financial reporting, strategy and investor relations roles. Mr. Colligan began his career at PricewaterhouseCoopers where from 1993 to 1999 he had roles in both audit and national tax. He has a Bachelor's Degree in Accounting from Villanova University, a Master's Degree in Taxation from George Washington University and is a Certified Public Accountant.

Mohit Marria is our Chief Investment Officer and an Executive Vice President of FIDAC.  Mr. Marria joined FIDAC in August 2005.  While at FIDAC, Mr. Marria has had responsibility for the development and implementation of Chimera’s trading strategies in residential mortgage-backed securities, residential mortgage loans and its derivatives portfolio.  He has been a member of the investment team since Chimera’s inception.  Mr. Marria joined FIDAC from American International Group (AIG).  Prior to working at AIG, Mr. Marria worked at Metropolitan Life Insurance Company.  Mr. Marria earned a Bachelor’s Degree in Finance and a M.B.A., each from the Rutgers University.

William B. Dyer is our Manager’s Executive Vice President and serves as our Head of Underwriting.  Before joining FIDAC in August 2007, Mr. Dyer was Vice President, Credit Risk Management for PHH Mortgage Corporation from 1997 where his responsibilities included supervision of the Credit Solutions Department.  Mr. Dyer was Vice President at the Fixed-Income Division of Nomura Asset Capital Corporation from 1994 to 1997, where he managed deal-related activities critical for the securitization or sale of the mortgage loans.  Mr. Dyer has an M.B.A. from St. John’s University and a Bachelor's Degree from St. Francis College.

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

As required by its charter, the audit committee routinely discusses with management our significant risk exposures and the actions management has taken to limit, monitor or control such exposures, including guidelines and policies with respect to our assessment of risk and risk management. At least annually, the audit committee reviews with management our risk management program which identifies and quantifies a broad spectrum of enterprise-wide risks, and related action plans.  In 2012, our full board of directors participated in this review and discussion and expects to continue this practice as part of its role in the oversight of our risk management practices.  In addition, our Manager’s employees report to the audit committee on various matters related to our risk exposures on a regular basis or more frequently if appropriate.  At their discretion, members of the board of directors may also directly contact management to review and discuss any risk-related or other concerns that may arise between regular meetings.

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

Compensation Committee

Our board of directors has established a compensation committee, which is composed of each of our independent directors, Messrs. Abrams, Creagh, Donlin, Keenan, Mahoney and Reilly.  Mr. Keenan chairs the compensation committee, whose principal functions are to:

•	evaluate the performance of our officers;
•	evaluate the performance of our Manager;
•	review the compensation and fees payable to our Manager under our management agreement;
•	recommend to the board of directors the compensation for our independent directors; and
•	administer the issuance of any securities under our equity incentive plan to our executives or the employees of our Manager.

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

Audit Committee

Our board of directors has established an audit committee, which is composed of each of our independent directors, Messrs. Abrams, Creagh, Donlin, Keenan, Mahoney and Reilly.  Mr. Mahoney chairs our audit committee as our board of directors has determined that Mr. Mahoney is an audit committee financial expert, as that term is defined by the SEC.  Each of the members of the audit committee is “financially literate” under the rules of the NYSE.  The committee assists the board in overseeing:

•	our accounting and financial reporting processes;
•	the integrity and audits of our consolidated financial statements;
•	our compliance with legal and regulatory requirements;
•	the qualifications and independence of our independent registered public accounting firm; and
•	the performance of our independent registered public accounting firm.

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

Board and Committee Meetings

Our board of directors held forty two meetings in 2012.  During 2012, the compensation committee held four meetings, the audit committee held twenty six meetings, and the nominating and corporate governance committee held one meeting.  Each director attended at least 75% of the aggregate number of meetings held by our board of directors during the portion of the last fiscal year for which he was a director.   Each director attended at least 75% of the aggregate number of meetings of each committee on which the director served during the portion of the last fiscal year for which he was a committee member.

Meetings of Non-Management Directors

Our corporate governance guidelines require that the board have at least two regularly scheduled meetings each year for our non-management directors.  These meetings, which are designed to promote unfettered discussions among our non-management directors, are presided over by Paul Donlin or Mark Abrams. During 2012, our non-management directors had two meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that based solely upon our review of copies of forms we have received or written representations from reporting persons, during the fiscal year ended December 31, 2012, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to our officers, directors and beneficial owners of more than ten percent of our common stock were complied with on a timely basis.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for the individuals who were serving as our executive officers at December 31, 2012 as required under item 402(a)(3) of Regulation S-K (“named executive officers”) and our executive officers generally.

Certain of our executive officers have changed between December 31, 2012 and the date we are filing this annual report.  Our named executive officers who were serving as our executive officers at December 31, 2012 are:

Name	Current Age	Position Held with Us
Matthew Lambiase	47	Chief Executive Officer, President and Director
Christian J. Woschenko	53	Head of Investments
A. Alexandra Denahan	43	Chief Financial Officer and Secretary
William B. Dyer	66	Head of Underwriting

Since the end of 2012, Ms. Denahan has resigned as our Chief Financial Officer and Secretary and Mr. Woschenko has resigned as our Head of Investments.  The names and biographical information for our current executive officers are set forth above under the heading “Executive Officers.”

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

Equity-Based Compensation

Our compensation committee may, from time to time, grant equity awards in the form of restricted stock, stock options or other types of awards to our named executive officers pursuant to our equity incentive plan. These awards are designed to align the interests of our named executive officers with those of our stockholders, by allowing our named executive officers to share in the creation of value for our stockholders through stock appreciation and dividends. These equity awards are generally subject to vesting requirements over a number of years, and are designed to promote the retention of management and to achieve strong performance for our company. These awards further provide flexibility to us in our ability to enable our Manager to attract, motivate and retain talented individuals.  We have not granted any equity awards to employees of our Manager since January 2, 2008.

We believe our compensation policies are particularly appropriate since we are an externally managed REIT.  REIT regulations require us to pay at least 90% of our earnings to stockholders as dividends.  As a result, we believe that our stockholders are principally interested in receiving attractive risk-adjusted dividends and growth in dividends and book value.  Accordingly, we want to provide an incentive to our directors and management that rewards success in achieving these goals.  Since we do not have the ability to retain earnings, we believe that equity-based awards serve to align the interests of our Manager’s employees with the interests of our stockholders in receiving attractive risk-adjusted dividends and growth.  Additionally, we believe that equity-based awards are consistent with our stockholders’ interest in dividend and book value growth as these individuals will be incentivized to grow book value and the dividend for stockholders over time.  We believe that this alignment of interests provides an incentive to our Manager’s employees to implement strategies that will enhance our long-term performance and promote growth in dividends and growth in book value.

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

Consideration of “Say on Pay” Voting Results

The Compensation Committee considered the results of the advisory stockholder “say on pay vote” at our 2011 annual meeting of stockholders in making equity-based compensation decisions for 2011. Because our stockholders approved our equity-based compensation program as described in our 2011 proxy statement, the compensation committee believes that stockholders support our compensation policies. Therefore, the compensation committee continued to apply the same principles with regard to executive compensation in 2012.  We will conduct a “say on pay vote” at our next annual meeting of stockholders.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Paul A. Keenan, Chair
Mark Abrams
Gerard Creagh
Paul Donlin
Dennis M. Mahoney
John P. Reilly

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised solely of the following independent directors:  Messrs. Keenan (Chair), Abrams, Creagh, Donlin, Mahoney and Reilly.  None of them is serving or has served as an officer or employee of us or any affiliate or has any other business relationship or affiliation with us, except his service as a director.

Summary Compensation Table

We do not provide any of our executive officers with any cash compensation or bonus.  Nor do we provide any executive officers with pension benefits or nonqualified deferred compensation plans.  We granted shares of restricted stock to our named executive officers during the year ended December 31, 2008 but have not granted any restricted stock or option awards since such time.  We have not entered into any employment agreements with any persons, and are not obligated to make any cash payments upon termination of employment or a change in control of us.  We did not pay any compensation to our named executive officers during the three year period ended December 31, 2012.

Grants of Plan Based Awards in 2012

We did not grant any shares of restricted stock, options or other incentive compensation to our named executive officers during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding equity awards of our named executive officers as of the end of 2012.

Stock Awards

Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested($)(2)
Matthew Lambiase	45,000	$117,450
Christian Woschenko	45,000	$117,450
A. Alexandra Denahan	35,000	$91,350
William Dyer	35,000	$91,350

• The columns for “Option Awards” have been omitted because they are not applicable.

(1)  Reflects a restricted stock award granted to the named executive officer on January 2, 2008, which vests in equal installments on the first business day of each fiscal quarter over a period of 10 years beginning January 2, 2008.
(2)  Reflects fair value of unvested shares using December 31, 2012 closing price of $2.61.

Options Exercised and Stock Vested

The following table sets forth certain information with respect to our named executive officers regarding stock vested during the calendar year 2012.

	Stock Awards

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Matthew Lambiase	9,000	$24,030
Christian Woschenko	9,000	$24,030
A. Alexandra Denahan	7,000	$18,690
William Dyer	7,000	$18,690

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

Potential Post-Employment Payments and Payments on a Change in Control

None of our named executives has the right to terminate employment and receive severance payments from us and we are not required to make payments to an executive upon a change of control of us.   However, all unvested shares of restricted stock we have granted under our equity incentive plan will vest immediately upon the executive’s death.   The following table presents the potential value our named executive officers would be entitled to in connection with such vesting and assumes that the triggering event took place on December 31, 2012.

Name	Benefit	Termination with Cause or Voluntary Termination	Termination without Cause or for Good Reason	Death or Disability (1)	Other Post Employment Obligations
Matthew Lambiase	Stock vesting	$-	$-	$117,450	$-
Christian Woschenko	Stock vesting	$-	$-	$117,450	$-
A. Alexandra Denahan	Stock vesting	$-	$-	$91,350	$-
William Dyer	Stock vesting	$-	$-	$91,350	$-

(1)  We have valued the benefit based on the potential gain executives would have realized if the restricted stock had vested on December 31, 2012.

Compensation Policies and Practices as They Relate to Risk Management

We did not pay any compensation of any sort to our named executive officers and did not have any employees during the year ended December 31, 2012 and, therefore, our compensation policies and practices are not reasonably likely to have a material adverse effect on us.  We pay our Manager a management fee that is a percentage of our stockholders’ equity.  This management fee is not tied to our performance and, as a result, we believe this management fee is not reasonably likely to have a material adverse effect on us.  We have designed our compensation policies and practices and the incentives established by the policies and practices, as such policies and practices relate to or affect risk taking by our Manager on our behalf, in a manner that we believe will not cause our Manager to seek to make higher risk investments as the compensation payable to our Manager avoids placing undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, to achieve higher management fees.  We have designed our compensation policy in an effort to provide the proper incentives to our Manager’s employees to maximize our performance in order to serve the best interests of our stockholders.  Our board of directors monitors our compensation policies and practices to determine whether its risk management objectives are being met with respect to incentivizing our Manager’s employees.

Director Compensation

We compensate only those directors who are independent under the NYSE listing standards.  Any member of our board of directors who is also an employee of our Manager is not considered independent under the NYSE listing standards and does not receive additional compensation for serving on our board of directors.

During 2012, our Compensation Committee, together with FPL Associates L.P., a nationally-recognized compensation consulting firm (“FPL”), reviewed the components of the compensation arrangements offered to our independent directors.  As part of this process, our Compensation Committee considered, among other things, the duties and responsibilities associated with their positions and emerging trends and best practices in director compensation.

Based upon the recommendations of FPL and our Compensation Committees review of FPL’s analysis, our Compensation Committee determined to make the following changes to the compensation arrangements offered to our independent directors beginning in 2012:  (i) increase the cash retainer from $45,000 to $50,000 (with the independent directors continuing to have the right to elect to receive shares of our common stock in lieu of cash), (ii) increase the annual equity grants in value from $45,000 to $50,000, (iii) increase the Audit Committee Chairperson retainer from $10,000 to $12,500, (iv) establishment of a retainer of $5,000 for each Chairperson of additional committee, (v) eliminate meeting fees of the Board and committee; however, to the extent the combined number of Board/committee meetings exceed 25 in a calendar year, each independent director shall receive a meeting fee of $750 for each meeting thereafter (with the same fee shall apply to both in-person and telephonic meetings).

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

The table below summarizes the compensation paid by us to our independent directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
Mark Abrams	$80,000	$50,000	$-	$-	$-	$-	$130,000
Gerard Creagh	$78,510	$50,000	$-	$-	$-	$-	$128,510
Paul Donlin	$86,750	$50,000	$-	$-	$-	$-	$136,750
Paul A. Keenan(1)	$83,750	$50,000	$-	$-	$-	$-	$133,750
Dennis M. Mahoney	$99,250	$50,000	$-	$-	$-	$-	$149,250
John P. Reilly	$83,750	$50,000	$-	$-	$-	$-	$133,750

(1)  Elected to receive common stock in lieu of cash payment for Board of Director fees earned during 2012.  The granting of such shares of common stock in lieu of cash payment has been deferred until the Company is current in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
(2)  For amounts under the column “Stock Awards,” we disclose the expenses associated with the award measured in dollars and calculated in accordance with FASB ASC Topic 718 – Compensation – Stock Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 13, 2013 relating to the beneficial ownership of our common stock by (i) all persons that we know beneficially own more than 5% of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all of our executive officers and directors as a group.  Knowledge of the beneficial ownership of our common stock is drawn from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, as amended.  Except as otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.  Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 1211 Avenue of the Americas, Suite 2902, New York, New York 10036.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Matthew Lambiase(1)	525,000	*
Robert Colligan(2)	0	*
Mohit Marria(3)	131,589	*
William B. Dyer(4)	99,649	*
Mark Abrams(5)	112,032	*
Gerard Creagh(6)	228,170	*
Paul Donlin(7)	654,137	*
Paul A. Keenan(8)	136,357	*
Dennis M. Mahoney(9)	81,307	*
John P. Reilly(10)	130,927	*
All Directors and Officers As a Group	2,099,168	*
Wells Fargo & Company(11)	63,019,860	6.13%
BlackRock, Inc.(12)	56,082,750	5.46%
Thornburg Investment Management Inc.(13)	64,181,670	6.25%
Leon G. Cooperman(14)	55,120,975	5.36%

* Less than 1 percent.

(1)
Mr. Lambiase, our Chief Executive Officer, President and one of our directors, is the beneficial owner of 90,000 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 54,000 shares of restricted common stock that have vested as of December 13, 2013; 2,250 shares of restricted common stock that will vest within 60 days after December 13, 2013; and 33,750 shares which vest more than 60 days after December 13, 2013. Includes 43,000 shares of common stock held by Mr. Lambiase in a 401(k) plan.

(2)	Mr. Colligan was named our Chief Financial Officer and Secretary in May 2013.

(3)
Mr. Marria, our Chief Investment Officer, is the beneficial owner of 20,000 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 12,000 shares of restricted common stock that have vested as of December 13, 2013; 500 shares of restricted common stock that will vest within 60 days after December 13, 2013; and 7,500 shares which vest more than 60 days after December 13, 2013.  Includes 54,000 shares of common stock held by Mr. Marria in a 401(k) plan.

(4)
Mr. Dyer, our Head of Underwriting, is the beneficial owner of 69,649 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 42,000 shares of restricted common stock that have vested as of December 13, 2013; 1,750 shares of restricted common stock that will vest within 60 days after December 13, 2013; and 26,250 shares which vest more than 60 days after December 13, 2013.

(5)	Mr. Abrams is one of our directors.

(6)	Mr. Creagh is one of our directors.

(7)	Mr. Donlin is one of our directors. Includes 20,000 shares of common stock held by Mr. Donlin in a Family Trust.

(8)	Mr. Keenan is one of our directors.

(9)	Mr. Mahoney is one of our directors.

(10)	Mr. Reilly is one of our directors. Includes 14,500 shares of common stock held by members of Mr. Reilly’s immediate family.

(11)
The address for this stockholder is 420 Montgomery Street, San Francisco, CA 94104. The shares shown as beneficially owned by Wells Fargo & Company reflect shares owned on its own behalf and on behalf of the following subsidiaries: Wells Capital Management Incorporated; Wells Fargo Advisors Financial Network, LLC; Wells Fargo Advisors, LLC; Wells Fargo Funds Management, LLC; and Wells Fargo Bank, National Association. Aggregate beneficial ownership reported by Wells Fargo & Company is on a consolidated basis and includes any beneficial ownership of a subsidiary. Wells Capital Management Incorporated reported beneficially owning 61,316,782 shares of common stock with the sole power to vote or to direct the vote of zero shares, the shared power to vote or to direct the vote of 12,636,442 of common stock, the sole power to dispose or to direct the disposition of zero shares of common stock and the shared power to dispose or to direct the disposition of 61,316,782 shares of common stock. Wells Fargo & Company reported beneficially owning 63,019,860 shares of common stock with the sole power to vote or to direct the vote of 3 shares of common stock, the shared power to vote or to direct the vote of 62,989,808 of common stock, the sole power to dispose or to direct the disposition of 3 shares of common stock and the shared power to dispose or to direct the disposition of 63,019,860 shares of common stock. Based solely on information contained in a Schedule 13G/A filed by Wells Fargo & Company on March 29, 2013.

(12)
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

(13)
The address for this stockholder is 2300 North Ridgetop Road Santa Fe, NM 87506. Thornburg Investment Management Inc. reported beneficially owning shares of common stock with the sole power to vote or to direct the vote of 64,181,670 shares of common stock, the shared power to vote or to direct the vote of zero shares of common stock, the sole power to dispose or to direct the disposition of 64,181,670 shares of common stock and the shared power to dispose or to direct the disposition of zero shares of common stock. Based solely on information contained in a Schedule 13G filed by Thornburg Investment Management Inc. on January 31, 2013.

(14)
The address for this stockholder is 2700 No. Military Trail, Suite 230, Boca Raton FL 33431. The shares shown as beneficially owned by Leon G. Cooperman reflect shares owned on his own behalf and on behalf of the following entities: Omega Capital Partners, L.P.; Omega Capital Investors, L.P.; Omega Equity Investors, L.P.; Omega Overseas Partners, Ltd.; a limited number of Managed Accounts; JCF Metrowest of NJ; the Cooperman Family Fund for a Jewish Future; the Michael S. Cooperman WRA Trust; the UTMA account for Asher Silvin Cooperman; Toby Cooperman and Michael S. Cooperman. Mr. Cooperman reported that he may be deemed the beneficial owner of 55,120,975 shares. This consists of 9,598,400 shares owned by Omega Capital Partners, L.P.; 2,706,053 shares owned by Omega Capital Investors, L.P.; 3,920,380 shares owned by Omega Equity Investors, L.P.; 8,989,553 shares owned by Omega Overseas Partners, Ltd.;  17,161,489 shares owned by a limited number of managed accounts;  50,000 shares owned by the Cooperman Family Fund for a Jewish Future; 10,019,200 shares owned by Mr. Cooperman; 600,000 shares owned by Toby  Cooperman;  11,900 shares owned by the UTMA account for Asher Silvin  Cooperman;  64,000 shares owned by JCF Metrowest of NJ;  1,000,000 shares owned by Michael S. Cooperman; and 1,000,000 shares owned by the Michael S. Cooperman WRA Trust.  Mr. Cooperman reported having the sole power to vote or to direct the vote of 37,959,486 shares, the shared power to vote or to direct the vote of 17,161,489 shares, the sole power to dispose or to direct the disposition of 37,959,486 shares, and the shared power to dispose or to direct the disposition of 17,161,489 shares.  Based solely on information contained in a Schedule 13G filed by Leon G. Cooperman on February 11, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted an equity incentive plan to provide incentives to our independent directors, employees of our Manager and its affiliates, and other service providers to stimulate their efforts toward our continued success, long-term growth and profitability and to attract, reward and retain personnel.

The following table provides information as of December 31, 2012, concerning shares of our common stock authorized for issuance under our existing equity incentive plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	-	-	38,416,347
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	-	-	38,416,347

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

Fees Paid Under the Management Agreement

For the years ended December 31, 2012, 2011 and 2010, our Manager earned management fees of $52.0 million, $52.0 million and $40.9 million, respectively and received expense reimbursement of $625 thousand, $625 thousand and $465 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Restricted Stock Grants

We granted 111,528 shares of stock to our independent directors during the year ended December 31, 2012 which vested immediately.  During the year ended December 31, 2012, approximately 152,704 shares of restricted stock we had awarded to our Manager’s employees during 2008 vested and 19,696 shares were forfeited.  At December 31, 2012 there are approximately 586,000 unvested shares of restricted stock issued to our Manager’s employees.

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

Other Relationships

Matthew Lambiase, our President and Chief Executive Officer, one of our directors and the Managing Director of our Manager, is the son of one of Annaly’s directors, John A. Lambiase.  James Zurovchak, Senior Vice President, Structured Products of FIDAC, is the son-in-law of Dennis Mahoney, one of our Directors.

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

Each of our directors and executive officers is required to complete an annual disclosure questionnaire and report all transactions with us in which they and their immediate family members had or will have a direct or indirect material interest with respect to us.  We review these questionnaires and, if we determine it is necessary, discuss any reported transactions with the entire board of directors.  We do not, however, have a formal written policy for approval or ratification of such transactions, and all such transactions are evaluated on a case-by-case basis.  If we believe a transaction is significant to us and raises particular conflict of interest issues, we will discuss it with our legal counsel, and if necessary, we will form an independent board committee which has the right to engage its own legal and financial counsel to evaluate and approve the transaction.

In addition, we will not invest in any collateralized debt obligation or security structured or managed by our Manager or any of its affiliates unless the investment is approved in advance by a majority of our independent directors.

Independence of Our Directors

New York Stock Exchange rules require that at least a majority of our directors be independent of our company and management.  The rules also require that our board of directors affirmatively determine that there are no material relationships between a director and us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) before such director can be deemed independent.  We have adopted independence standards consistent with New York Stock Exchange rules.  Our board of directors has reviewed both direct and indirect transactions and relationships that each of our directors had or maintained with us and our management.  Our board of directors, based upon the fact that none of our independent directors have any material relationships with us other than as directors and holders of our common stock, affirmatively determined that six of our directors are independent directors under New York Stock Exchange rules.  Our independent directors are Mark Abrams, Gerard Creagh, Paul Donlin, Paul A. Keenan, Dennis M. Mahoney and John P. Reilly.  Matthew Lambiase is not considered independent because he is an employee of our Manager.

Item 14.  Principal Accountant Fees and Services

Ernst & Young LLP, or Ernst & Young, was our independent registered public accounting firm for the fiscal year ending December 31, 2012. During this time, Ernst & Young and its affiliated entities, or EY, performed accounting and auditing services for us.  Prior to the appointment of Ernst & Young, Deloitte & Touche LLP, or Deloitte, was our independent registered public accounting firm from our formation in June 2007 through the year ended December 31, 2011.  During this time, Deloitte and its affiliated entities, or D&T, performed accounting and auditing services for us.

Relationship with Independent Registered Public Accounting Firm

In addition to performing the audits of our financial statements and management’s assessment of the effectiveness of the internal control over financial reporting in 2012, EY provided audit-related services for us during 2012.  Expenses are generally accrued when services are provided.  The aggregate fees billed for 2012 and 2011 for each of the following categories of services are set forth below:

Audit Fees:  The aggregate fees incurred by EY for audits and reviews of our 2012 financial statements were approximately $3.5 million.   We estimate that our Manager will reimburse the Company for approximately $2.8 million of the fees billed by EY.  The aggregate fees incurred by EY for the audit of the Company’s internal control over financial reporting were approximately $570 thousand for 2012.  The aggregate fees billed by D&T for audits and reviews of our 2011 financial statements were $3.8 million.  We estimate that our Manager will reimburse the Company for approximately $3.3 million of the fees billed by D&T. The aggregate fees incurred by D&T for the audit of the Company’s internal control over financial reporting were approximately $50 thousand for 2011.

Audit-Related Fees:  No fees were billed by EY for audit-related services during 2012.  The aggregate fees billed by D&T for audit-related services during 2011 were $60 thousand.  The audit-related services in 2011 principally included due diligence and accounting consultation relating to our equity distribution agreements.

Tax Fees:  The aggregate fees billed by EY for tax services for 2012 were $66 thousand.  The aggregate fees billed by EY for tax services for 2011 were $66 thousand.

All Other Fees:  The aggregate fees billed by EY for other services for 2012 were $99 thousand.  The other services billed in 2012 were related to advisory services provided by EY in 2011 prior to EY being appointed as our Independent Registered Public Accounting Firm.  D&T did not perform any other kinds of services for us during 2011.

The audit committee has also adopted policies and procedures for pre-approving all non-audit work performed by our independent registered public accounting firm.  Specifically, the audit committee pre-approved the use of EY for the following categories of non-audit services: merger and acquisition due diligence and audit services; tax services; internal control reviews; employee benefit plan audits; and reviews and procedures that we request EY to undertake to provide assurance on matters not required by laws or regulations. In each case, the audit committee also set a specific annual limit on the amount of such services which we would obtain from EY, and required management to report the specific engagements to the audit committee on a quarterly basis, and also obtain specific pre-approval from the audit committee for any engagement over five percent of the total amount of revenues estimated to be paid by us to EY during the then current fiscal year.  Our audit committee approved the hiring of EY to provide all of the services detailed above prior to EY’s engagement.  None of the services related to the Audit-Related Fees described above was approved by the audit committee pursuant to a waiver of pre-approval provisions set forth in the applicable rules of the Securities and Exchange Commission.

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

3.2	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)
3.3	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference)
3.4	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on December 19, 2011 and incorporated herein by reference)
4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.1
Form of Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.2
Form of Amendment No. 1 to the Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-151403) filed on October 14, 2008 and incorporated herein by reference)

10.3
Form of Amendment No. 2 to the Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2008 and incorporated herein by reference)

10.4
Amendment No. 3 to the Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 8, 2013 and incorporated herein by reference)

10.5†
Form of Equity Incentive Plan  (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.6†
Form of Restricted Common Stock Award (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.7†
Form of Stock Option Grant (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.8
Form of Master Securities Repurchase Agreement  (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-145525) filed on November 13, 2007 and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Registrant
31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Colligan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS XBRL	Instance Document **
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document **
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created**
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document **
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

†          Represents a management contract or compensatory plan or arrangement

**       Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of the years ended December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
of Chimera Investment Corporation

We have audited the accompanying consolidated statement of financial condition of Chimera Investment Corporation (the “Company”) as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 31, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
New York, New York
December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Chimera Investment Corporation

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Chimera Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•
The Company’s resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for the complexity of the Company’s investments in Non-Agency RMBS securities, Interest-Only Strips, impairment of securitized loans held for investment, effective interest calculations and related disclosures in accordance with generally accepted accounting principles.

•
Management identified that its design, procedures, and execution of review controls, including the review of journal entries and reconciliations, for routine processes were ineffective.  Specifically there was insufficient evidence that the Company’s review controls were designed and executed at a precision level that would prevent or detect a material misstatement.

•
Management identified that the Company’s review controls over significant estimates and their related disclosure process were not designed precisely enough to prevent or detect a material misstatement as follows:

o
There was no precise or direct independent review and validation of inputs used in significant estimates and their related disclosures, such as the determination of the fair value, other-than-temporary impairment, or interest income related to investments in RMBS and securitized loans held for investment.

o	There was inadequate evidence of independent validation of calculations used in significant accounting estimates to ensure the accounting policies were appropriately implemented.

o
There was inadequate evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements by a person, other than the preparer, with the necessary competency and authority.

•
Management has identified an overreliance on spreadsheets consisting of manual inputs and complex calculations used to record transactions and estimates supporting the financial statement amounts and disclosures.  Management's controls over this electronic data were not performed at a level of precision sufficient to rely on the completeness and accuracy of the source data or manual input.  The safeguarding and management of electronic data were insufficient to evidence the existence or extent of management's review and validation over the complex spreadsheets by a person with the necessary competency and authority.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Chimera Investment Corporation as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2012. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated December 31, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Chimera Investment Corporation has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP
New York, New York
December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chimera Investment Corporation
New York, NY

We have audited the accompanying consolidated statement of financial condition of Chimera Investment Corporation and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chimera Investment Corporation and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17a to the consolidated financial statements, the consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows of Chimera Investment Corporation and subsidiaries for the year ended December 31, 2010 have previously been restated to correct errors.

/s/ Deloitte & Touche LLP
New York, New York
March 8, 2013 (December 31, 2013 as to Note 17b)

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$621,153	$206,299
Non-Agency RMBS, at fair value
Senior	88	1,020
Senior interest-only	122,869	188,679
Subordinated	547,794	606,895
Subordinated interest-only	16,253	22,019
Agency RMBS, at fair value	1,806,697	3,144,531
Accrued interest receivable	15,248	22,709
Other assets	13,970	1,403
Subtotal	3,144,072	4,193,555
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	3,274,204	3,270,332
Securitized loans held for investment, net of allowance for loan losses of $11.6 million and $13.9 million, respectively	1,300,131	256,632
Accrued interest receivable	24,082	26,616
Subtotal	4,598,417	3,553,580
Total assets	$7,742,489	$7,747,135

Liabilities:
Repurchase agreements, Agency RMBS ($1.6 billion and $2.9 billion pledged as collateral, respectively)	$1,528,025	$2,672,989
Accrued interest payable	2,441	3,294
Dividends payable	92,431	112,937
Accounts payable and other liabilities	1,170	1,687
Investment management fees and expenses payable to affiliate	7,675	12,958
Interest rate swaps, at fair value	53,939	44,467
Subtotal	1,685,681	2,848,332
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, collateralized by Non-Agency RMBS ($3.3 billion and $3.3 billion pledged as collateral, respectively)	1,336,261	1,630,276
Securitized debt, collateralized by loans held for investment ($1.3 billion and $238.0 million pledged as collateral, respectively)	1,169,710	212,778
Accrued interest payable	8,358	8,130
Subtotal	2,514,329	1,851,184
Total liabilities	$4,200,010	$4,699,516

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,597,458 and 1,027,467,089 shares issued and outstanding, respectively	10,268	10,267
Additional paid-in-capital	3,604,554	3,603,739
Accumulated other comprehensive income (loss)	989,936	433,453
Retained earnings (accumulated deficit)	(1,062,279)	(999,840)
Total stockholders' equity	$3,542,479	$3,047,619
Total liabilities and stockholders' equity	$7,742,489	$7,747,135

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

		For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net Interest Income:
Interest income	$172,089	$254,028	$103,360
Interest expense	(10,678)	(11,941)	(7,749)

Interest income, Assets of consolidated VIEs	417,351	450,996	472,740
Interest expense, Non-recourse liabilities of consolidated VIEs	(115,880)	(122,917)	(138,699)
Net interest income (expense)	462,882	570,166	429,652
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(47,632)	(241,962)	(40,833)
Portion of loss recognized in other comprehensive income (loss)	(84,618)	(115,143)	(91,012)
Net other-than-temporary credit impairment losses	(132,250)	(357,105)	(131,845)

Other gains (losses):
Net unrealized gains (losses) on interest rate swaps	(9,473)	(34,478)	(9,989)
Net realized gains (losses) on interest rate swaps	(20,223)	(15,929)	(5,788)
Net gains (losses) on interest rate swaps	(29,696)	(50,407)	(15,777)
Net unrealized gains (losses) on interest-only RMBS	833	(14,545)	3,846
Net realized gains (losses) on sales of investments	85,166	54,353	17,333
Total other gains (losses)	56,303	(10,599)	5,402
Net investment income (loss)	386,935	202,462	303,209

Other expenses:
Management fees	49,525	51,969	40,924
Expense recoveries from Manager	(4,712)	-	-
Net Management fees	44,813	51,969	40,924
Provision for loan losses, net	368	5,291	7,109
General and administrative expenses	13,986	7,267	6,015
Total other expenses	59,167	64,527	54,048
Income (loss) before income taxes	327,768	137,935	249,161
Income taxes	1	606	756
Net income (loss)	$327,767	$137,329	$248,405

Net income (loss) per share available to common shareholders:
Basic	$0.32	$0.13	$0.30
Diluted	$0.32	$0.13	$0.30

Weighted average number of common shares outstanding:
Basic	1,026,831,033	1,026,365,197	821,675,803
Diluted	1,027,499,255	1,027,171,387	822,617,319

Dividends declared per share of common stock	$0.38	$0.51	$0.69

Comprehensive income (loss):
Net income (loss)	$327,767	$137,329	$248,405
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	509,399	(549,422)	555,835
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	132,250	357,105	131,845
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(85,166)	(54,353)	(17,333)
Other comprehensive income (loss)	556,483	(246,670)	670,347
Comprehensive income (loss)	$884,250	$(109,341)	$918,752

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2009	$6,693	$2,290,614	$9,776	$(180,521)	$2,126,562
Net income (loss)	-	-	-	248,405	248,405
Cumulative effect of change in accounting principle	-	-	-	(104,103)	(104,103)
Unrealized gains (losses) on available-for-sale securities, net	-	-	555,835	-	555,835
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	-	-	131,845	-	131,845
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(17,333)	-	(17,333)
Proceeds from direct purchase and dividend reinvestment	-	504	-	-	504
Proceeds from common stock offerings	3,567	1,310,057	-	-	1,313,624
Proceeds from restricted stock grants	1	715	-	-	716
Common dividends declared, $0.69 per share			-	(577,469)	(577,469)
Balance, December 31, 2010	$10,261	$3,601,890	$680,123	$(613,688)	$3,678,586
Net income (loss)	-	-	-	137,329	137,329
Unrealized gains (losses) on available-for-sale securities, net	-	-	(549,422)	-	(549,422)
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	-	-	357,105	-	357,105
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(54,353)	-	(54,353)
Proceeds from direct purchase and dividend reinvestment	4	1,116	-	-	1,120
Proceeds from common stock offerings	-	22	-	-	22
Proceeds from restricted stock grants	2	711	-	-	713
Common dividends declared, $0.51 per share	-	-	-	(523,481)	(523,481)
Balance, December 31, 2011	$10,267	$3,603,739	$433,453	$(999,840)	$3,047,619
Net income (loss)	-	-	-	327,767	327,767
Unrealized gains (losses) on available-for-sale securities, net	-	-	509,399	-	509,399
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	-	-	132,250	-	132,250
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(85,166)	-	(85,166)
Proceeds from direct purchase and dividend reinvestment	1	116	-	-	117
Proceeds from restricted stock grants	-	699	-	-	699
Common dividends declared, $0.38 per share	-	-	-	(390,206)	(390,206)
Balance, December 31, 2012	$10,268	$3,604,554	$989,936	$(1,062,279)	$3,542,479

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$327,767	$137,329	$248,405

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(67,262)	(60,705)	(66,483)
Amortization of deferred financing costs	8,546
Accretion (amortization) of securitized debt discounts/premiums, net	6,985	12,551	16,655
Net unrealized losses (gains) on interest rate swaps	9,473	34,478	9,989
Net unrealized losses (gains) on interest-only RMBS	(833)	14,545	(3,846)
Net realized losses (gains) on sales of investments	(85,166)	(54,353)	(17,333)
Net other-than-temporary credit impairment losses	132,250	357,105	131,845
Provision for loan losses, net	368	5,291	7,109
Equity-based compensation expense	449	713	716
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	9,111	(672)	(17,570)
Decrease (increase) in other assets	(348)	(190)	282
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(517)	1,294	(79)
Increase (decrease) in investment management fees and expenses payable to affiliate	(5,283)	536	3,903
Increase (decrease) in accrued interest payable, net	(625)	(217)	8,406
Net cash provided by (used in) operating activities	$334,915	$447,705	321,999
Cash Flows From Investing Activities:
RMBS portfolio:
Purchases	(124,216)	(4,174,746)	(4,022,951)
Sales	943,350	2,628,994	896,261
Principal payments	717,352	677,190	808,678
Non-Agency RMBS transferred to consolidated VIEs:
Principal payments	505,779	668,924	619,795
Securitized loans held for investment:
Purchases	(1,531,014)	-	-
Principal payments	477,555	85,526	113,330
Net cash provided by (used in) investing activities	$988,806	$(114,112)	$(1,584,887)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	6,826,546	15,247,543	15,370,110
Payments on repurchase agreements	(7,971,512)	(14,383,351)	(15,536,715)
Net proceeds from common stock offerings	-	22	1,313,623
Payment of deferred financing costs	(9,488)	-	-
Proceeds from securitized debt borrowings, collateralized by loans held for investment	1,426,983	-	-
Payments on securitized debt borrowings, collateralized by loans held for investment	(470,788)	(80,181)	(106,186)
Proceeds from securitized debt borrowings, collateralized by Non-Agency RMBS	181,201	310,972	1,295,657
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(481,464)	(645,603)	(574,399)
Net proceeds from direct purchase and dividend reinvestment	367	1,120	504
Common dividends paid	(410,712)	(584,989)	(516,812)
Net cash provided by (used in) financing activities	$(908,867)	$(134,467)	$1,245,782
Net increase (decrease) in cash and cash equivalents	$414,854	199,126	(17,106)
Cash and cash equivalents at beginning of period	206,299	7,173	24,279
Cash and cash equivalents at end of period	$621,153	$206,299	$7,173

Supplemental disclosure of cash flow information:
Interest received	$530,578	$640,199	$521,643
Interest paid	$120,734	$120,688	$129,419
Taxes paid	$-	$-	$756
Management fees and expenses paid to affiliate	$54,808	$51,383	$37,212

Non-cash investing activities:
Payable for investments purchased	$-	$-	$127,693
Net change in unrealized gain (loss) on available-for sale securities	$556,483	$(246,670)	$670,347

Non-cash financing activities:
Common dividends declared, not yet paid	$92,431	$112,937	$174,445

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

Chimera Investment Corporation (the “Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”).  The Company formed the following wholly-owned qualified REIT subsidiaries:  Chimera Securities Holdings, LLC in July 2008; Chimera Asset Holding LLC and Chimera Holding LLC in June 2009; and Chimera Special Holding LLC in January 2010 which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC, a wholly-owned taxable REIT subsidiary (“TRS”).

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

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. Certain prior year amounts have been reclassified to conform with the current year’s presentation.

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

(b) Statements of Financial Condition Presentation

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2012 and 2011.

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

The Company classifies its RMBS as available-for-sale, records investments at estimated fair value as described in Note 5 of these Consolidated Financial Statements, and includes unrealized gains and losses considered to be temporary on all RMBS, excluding interest-only strips, in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).  Interest-only strips are recorded at estimated fair value and all unrealized gains and losses are included in earnings in the Consolidated Statements of Operations and Comprehensive Income (Loss).  From time to time, as part of the overall management of its portfolio, the Company may sell any of its RMBS investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations and Comprehensive Income (Loss) utilizing the average cost method.

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

Interest income on Non-Agency RMBS Not of High Credit Quality is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate for each security of the projected cash flows, which are estimated based on observation of current market information and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. Quarterly, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgments about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount and/or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either positive changes or adverse changes. For securities accounted for under ASC 325-40, any positive or adverse change in cash flows that does not result in the recognition of an other-than-temporary impairment (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income. For securities accounted for under ASC 310-30, only significant positive changes are reflected prospectively in the effective interest rate used to recognize interest income.  Adverse changes in cash flows expected to be collected are generally treated consistently for RMBS accounted for under ASC 325-40 and ASC 310-30, and generally result in recognition of an OTTI with no change in the effective interest rate used to recognize interest income.

Impairment

Considerations Applicable to all RMBS

When the fair value of an available-for-sale RMBS is less than its amortized cost the security is considered impaired.  On at least a quarterly basis the Company evaluates its securities for OTTI.  If the Company intends to sell an impaired security, or it is more-likely-than-not that the Company will be required to sell an impaired security before its anticipated recovery, then the Company must recognize an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the measurement date.  If the Company does not intend to sell an impaired security and it is not more-likely-than-not that it would be required to sell an impaired security before recovery, the Company must further evaluate the security for impairment due to credit losses. The credit component of OTTI is recognized in earnings and the remaining or non-credit component is recorded as a component of Other comprehensive income (loss) (“OCI”). Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security and subsequent recoveries in fair value may not be adjusted through earnings.

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

The OTTI is separated into a credit loss component that is recognized in earnings and the portion of loss recognized in other comprehensive income (loss). The credit component is comprised of the impact of the fair value decline due to changes in assumptions related to default (collection) risk and prepayments. The portion of loss recognized in other comprehensive income (loss) comprises the change in fair value of the security due to all other factors, including changes in benchmark interest rates and market liquidity.  In determining the OTTI related to credit losses for securities, the Company compares the present value of the remaining cash flows adjusted for prepayments expected to be collected at the current financial reporting date to the present value of the remaining cash flows expected to be collected at the original purchase date (or the last date those estimates were revised for accounting purposes).  The discount rate used to calculate the present value of expected future cash flows is the effective interest rate used for income recognition purposes as determined under ASC 325-40 or ASC 310-30.

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

(e) Interest-Only RMBS

The Company invests in interest-only (“IO”) Agency and Non-Agency RMBS.  IO RMBS represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company has elected the fair value option to account for IO RMBS to simplify the reporting of changes in fair value.  The IO RMBS are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Interest income on IO RMBS is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium or discount is calculated in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on interest-only RMBS on the Consolidated Statement of Operations and Comprehensive Income (Loss).  Interest income reported on IO securities was $23.1 million, $32.5 million and $18.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(f) Securitized Loans Held for Investment and Related Allowance for Loan Losses

The Company’s securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans.  Mortgage loans are designated as held for investment, and are carried at their principal balance outstanding, plus any premiums, less discounts and allowances for loan losses.  Interest income on loans held for investment is recognized over the expected life of the loans using the interest method. Nonrefundable fees and costs related to acquiring the Company’s securitized residential mortgage loans are recognized as expenses over the life of the loans as an adjustment of yield. Income recognition is suspended for loans when, based on information from the servicer, a full recovery of interest or principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  The Company estimates the fair value of securitized loans for disclosure purposes only as described in Note 5 of these consolidated financial statements.

(g) Allowance for Loan Losses – Securitized Loans Held for Investment

The securitized loan portfolio is comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans that are not guaranteed as to repayment of principal or interest.  Securitized loans are serviced and modified by a third-party servicer.  The Company is not involved in the loan modification process, except as it relates to the CSMC 2012-CIM1, CSMC 2012-CIM2  and CSMC 2012-CIM3 securitization vehicles consolidated by the Company that are collateralized by residential mortgage loans.  As it relates solely to CSMC 2012-CIM1, CSMC 2012-CIM2  and CSMC 2012-CIM3 , the Company has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to loans in technical default, including whether or not to proceed with foreclosure.

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

Certain loans are individually evaluated for impairment under ASC 310, Receivables, including securitized loans modified by the servicer and loans more than 60 days delinquent.  Loan modifications made by the servicer are evaluated to determine if they constitute troubled debt restructurings (“TDRs”).  A restructuring of a loan constitutes a TDR if the servicer, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Impairment of modified loans considered to be TDRs is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate at inception. If the present value of expected cash flows is less than the recorded investment in the loan, an allowance for loan losses is recognized with a corresponding charge to the provision for loan losses. Impairment of all other loans individually evaluated is measured as the difference between the unpaid principal balance and the estimated fair value of the collateral, less estimated costs to sell.  The Company charges off the corresponding loan allowance and related principal balance when the servicer reports a realized loss. A complete discussion of securitized loans held for investment is included in Note 4 to these consolidated financial statements.

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

(i) Securitized Debt, Non-Agency RMBS Transferred to Consolidated VIEs, and Securitized Debt, Loans Held for Investment

The Company has issued securitized debt to finance a portion of its residential mortgage loan and RMBS portfolios.  Certain transactions involving residential mortgage loans are accounted for as secured borrowings, and are recorded as “Securitized loans held for investment” and the corresponding debt as “Securitized debt, loans held for investment” in the Consolidated Statements of Financial Condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, Non-Agency RMBS transferred to consolidated VIEs” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency RMBS transferred to consolidated VIEs” that pay interest and principal to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company that did not qualify as sales are accounted for as secured borrowings pursuant to ASC 860. For the year ended December 31, 2012, the Company did not have any continuing involvement, other than as a passive investor, with any loans or securities previously sold, except as it relates to the loans in the CSMC 2012-CIM1, CSMC 2012-CIM2  and CSMC 2012-CIM3 securitizations as further described above.  The holders of securitized debt have no recourse to the Company and the Company does not receive any interest or principal paid on such debt.  As of December 31, 2012 and 2011 the Company recorded $2.5 billion and $1.9 billion in principal on securitized debt and accrued interest payable, respectively.  The associated securitized debt is carried at amortized cost. The Company estimates the fair value of its securitized debt for disclosure purposes as described in Note 5 to these consolidated financial statements.

(j) Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

(k) Derivative Financial Instruments

The Company’s investment policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of managing its interest rate risk. The Company intends to use interest rate derivative instruments to manage interest rate risk rather than to enhance returns.  Interest rate swaps are recorded as either assets or liabilities in the Consolidated Statements of Financial Condition and measured at fair value.  Net payments on interest rate swaps are included in the Consolidated Statements of Cash Flows as a component of net income (loss).  Unrealized gains (losses) on interest rate swaps are removed from net income (loss) to arrive at cash flows from operating activities. The Company estimates the fair value of interest rate swaps as described in Note 5 of these consolidated financial statements.

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

(l) Sales, Securitizations, and Re-Securitizations

The Company periodically enters into transactions in which it sells financial assets, such as RMBS, and mortgage loans.  Gains and losses on sales of assets are calculated using the average cost method whereby the Company records a gain or loss on the difference between the average value of the asset and the proceeds from the sale.  In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets.  These transactions may be recorded as either sales and the assets contributed to the securitization are removed from the Consolidated Statements of Financial Condition and a gain or loss is recognized, or as secured borrowings whereby the assets contributed to the securitization are not derecognized but rather the debt issued by the securitization entity are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations, the Company may retain senior or subordinated interests in the securitized and/or re-securitized assets.

(m) Income Taxes

The Company has elected to be taxed as a REIT and intends to comply with the provision of the Code, with respect thereto.  Accordingly, the Company will not be subject to federal, state or local income tax to the extent that qualifying distributions are made to stockholders and as long as certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost. The Company and CIM Trading made a joint election to treat CIM Trading as a TRS. As such, CIM Trading is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return.  The Company does not have any unrecognized tax benefits that would affect its financial position. The Company has not taken any tax positions that would require disclosure under ASC 740.  No accruals for penalties and interest were necessary as of December 31, 2012 or December 31, 2011.

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

On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income In ASU No. 2011-05, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI. This deferral was made to allow the FASB time to re-deliberate the presentation, on the face of the financial statements, of the effects of reclassifications out of accumulated OCI on the components of net income and OCI.  No other requirements under ASU 2011-05 are affected by ASU 2011-12.  FASB tentatively decided not to require presentation of reclassification adjustments out of accumulated OCI on the face of the financial statements and to propose new disclosures instead.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update addresses the disclosure issue left open at the deferral under ASU 2011-12.  This update requires the provision of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the Notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under GAAP that provide additional detail about those amounts. This update is effective for the Company for financial statements presented beginning in the first quarter of 2013. Adoption of ASU 2013-02 is not expected to have a significant impact on the consolidated financial statements.

Broad Transactions

Fair Value Measurements and Disclosures (Topic 820)

In May 2011, the FASB released ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, further converging U.S. GAAP and IFRS by providing common fair value measurement and disclosure requirements.  FASB made changes to the fair value measurement guidance, which include: 1) prohibiting the inclusion of block discounts in all fair value measurements, not just Level 1 measurements, 2) adding guidance on when to include other premiums and discounts in fair value measurements,  3) clarifying that the concepts of “highest and best use” and “valuation premise” apply only when measuring the fair value of non-financial assets and 4) adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (e.g., a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met.  ASU 2011-04 also requires additional disclosure related to items categorized as Level 3 in the fair value hierarchy, including a description of the processes for valuing these assets, providing quantitative information about the significant unobservable inputs used to measure fair value and, in certain cases, explaining the sensitivity of the fair value measurements to changes in unobservable inputs.   The Company adopted this standard in the first quarter 2012. Adoption of ASU 2011-04 increased the footnote disclosure, but had no impact on the Company’s consolidated financial statements.

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

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior interest-only, subordinated, subordinated interest-only, and Non-Agency RMBS transferred to consolidated VIEs.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the reporting date.  The total fair value of the Non-Agency RMBS that are held by the re-securitization trusts consolidated pursuant to ASC 810 was $3.3 billion and $3.3 billion at December 31, 2012 and 2011, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of December 31, 2012 and 2011, by asset class.

December 31, 2012
(dollars in thousands)

	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$126	$-	$(54)	$72	$88	$16	$-	$16
Senior interest-only	3,012,868	135,868	-	135,868	122,869	7,976	(20,975)	(12,999)
Subordinated	1,057,821	-	(584,772)	473,049	547,794	81,492	(6,747)	74,745
Subordinated interest-only	256,072	16,180	-	16,180	16,253	1,466	(1,393)	73
RMBS transferred to consolidated variable interest entities ("VIEs")	4,610,109	8,955	(2,088,125)	2,437,048	3,274,204	837,353	(197)	837,156
Agency RMBS	1,756,580	51,502	-	1,720,595	1,806,697	86,419	(317)	86,102
Total	$10,693,576	$212,505	$(2,672,951)	$4,782,812	$5,767,905	$1,014,722	$(29,629)	$985,093

December 31, 2011
(dollars in thousands)

	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,115	$-	$(56)	$1,059	$1,020	$2	$(41)	$(39)
Senior interest-only	3,734,452	199,288	-	199,288	188,679	11,308	(21,917)	(10,609)
Subordinated	1,378,891	-	(724,739)	654,152	606,895	30,997	(78,254)	(47,257)
Subordinated interest-only	277,560	21,910	-	21,910	22,019	1,663	(1,554)	109
RMBS transferred to consolidated variable interest entities ("VIEs")	5,265,128	19,869	(2,382,995)	2,902,002	3,270,332	420,505	(52,175)	368,330
Agency RMBS	3,018,347	90,403	(159)	3,027,285	3,144,531	117,601	(355)	117,246
Total	$13,675,493	$331,470	$(3,107,949)	$6,805,696	$7,233,476	$582,076	$(154,296)	$427,780

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2012	December 31, 2011
	(dollars in thousands)
Balance at beginning of period	$2,342,462	$2,521,723
Purchases	86,847	139,347
Accretion	(364,282)	(392,779)
Reclassification (to) from non-accretable difference	64,017	127,978
Sales	(21,657)	(53,807)
Balance at end of period	$2,107,387	$2,342,462

The table below presents the outstanding principal balance and related amortized cost for the years ended December 31, 2012 and 2011 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2012	December 31, 2011
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$5,245,184	$5,264,486
End of period	$4,508,475	$5,245,184

Amortized cost:
Beginning of period	$2,649,303	$2,761,672
End of period	$2,268,751	$2,649,303

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

December 31, 2012
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More				Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	17,764	(2,828)	12	52,920	(18,147)	26	70,684	(20,975)	38
Subordinated	-	-	-	54,774	(6,747)	5	54,774	(6,747)	5
Subordinated interest-only	-	-	-	9,659	(1,393)	1	9,659	(1,393)	1
RMBS transferred to consolidated VIEs	-	-	-	22,490	(197)	1	22,490	(197)	1
Agency RMBS	234	(76)	2	993	(241)	2	1,227	(317)	4
Total	$17,998	$(2,904)	14	$140,836	$(26,725)	35	$158,834	$(29,629)	49

December 31, 2011
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More				Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$127	$(41)	1	$127	$(41)	1
Senior interest-only	99,351	(18,756)	26	17,647	(3,161)	12	116,998	(21,917)	38
Subordinated	321,416	(52,824)	33	111,167	(25,430)	17	432,583	(78,254)	50
Subordinated interest-only	16,300	(1,554)	2	-	-	-	16,300	(1,554)	2
RMBS transferred to consolidated VIEs	-	-	-	594,369	(52,175)	18	594,369	(52,175)	18
Agency RMBS	3,888	(355)	2	-	-	-	3,888	(355)	2
Total	$440,955	$(73,489)	63	$723,310	$(80,807)	48	$1,164,265	$(154,296)	111

At December 31, 2012, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency RMBS were $317 thousand and $355 thousand at December 31, 2012 and 2011, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2012 and 2011 unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (including Non-Agency RMBS held by consolidated VIEs) were $29.3 million and $153.9 million at December 31, 2012 and 2011, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the years ended December 31, 2012 and 2011 is presented below. Refer to Note 17 for additional details regarding prior year OTTI.

		For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
		(dollars in thousands)
Total other-than-temporary impairment losses	$(47,632)	$(241,962)	$(40,833)
Portion of loss recognized in other comprehensive income (loss)	(84,618)	(115,143)	(91,012)
Net other-than-temporary credit impairment losses	$(132,250)	$(357,105)	$(131,845)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

		For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
		(dollars in thousands)
Cumulative credit loss beginning balance	$452,060	$237,746	$128,582
Additions:
Other-than-temporary impairments not previously recognized	98,324	268,795	55,772
Reductions for securities sold during the period	(34,577)	(1,300)	(9,704)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	33,926	88,310	76,073
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(39,644)	(141,491)	(12,977)
Cumulative credit impairment loss ending balance	$510,089	$452,060	$237,746

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Year Ended
	December 31, 2012	December 31, 2011

Loss Severity
Weighted Average	52%	59%
Range	39% - 63%	34% - 97%

60+ days delinquent
Weighted Average	19%	30%
Range	12% - 34%	0% - 68%

Credit Enhancement (1)
Weighted Average	17%	10%
Range	0% - 59%	0% - 91%

3 Month CPR
Weighted Average	14%	15%
Range	1% - 22%	0% - 83%

12 Month CPR
Weighted Average	22%	16%
Range	10% - 27%	4% - 56%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at December 31, 2012 and 2011.  Interest-only RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying principal balance of specific securities.  At December 31, 2012, interest-only RMBS had a net unrealized loss of $4.8 million and had an amortized cost of $166.0 million. At December 31, 2011, interest-only RMBS had a net unrealized loss of $5.7 million and had an amortized cost of $237.8 million.  The fair value of IOs at December 31, 2012 and 2011 was $161.2 million, and $232.1 million, respectively. All changes in fair value of IOs are reflected in Net income (loss).

December 31, 2012
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$13	$-	$16	$-	$-	$-
Senior interest-only	-	7,977	7,976	-	(20,975)	(20,975)
Subordinated	81,490	-	81,492	(6,747)	-	(6,747)
Subordinated interest-only	-	1,467	1,466	-	(1,393)	(1,393)
RMBS transferred to consolidated VIEs	829,315	8,045	837,353	(197)	-	(197)
Agency RMBS	86,062	357	86,419	-	(317)	(317)
Total	$996,880	$17,846	$1,014,722	$(6,944)	$(22,685)	$(29,629)

December 31, 2011
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$2	$-	$2	$(41)	$-	$(41)
Senior interest-only	-	11,308	11,308	-	(21,917)	(21,917)
Subordinated	30,997	-	30,997	(78,254)	-	(78,254)
Subordinated interest-only	-	1,663	1,663	-	(1,554)	(1,554)
RMBS transferred to consolidated VIEs	415,688	4,817	420,505	(52,175)	-	(52,175)
Agency RMBS	117,236	365	117,601	-	(355)	(355)
Total	$563,923	$18,153	$582,076	$(130,470)	$(23,826)	$(154,296)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at December 31, 2012 and 2011.

	December 31, 2012					December 31, 2011

	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$126	$57.02	$67.00	0.00%	11.90%	$1,115	$95.13	$91.55	1.02%	2.95%
Senior, interest only	$3,012,868	$4.51	$4.08	1.76%	10.36%	$3,734,452	$5.34	$5.05	1.96%	13.28%
Subordinated	$1,057,821	$44.72	$51.79	3.18%	11.07%	$1,378,891	$47.44	$44.01	3.44%	9.57%
Subordinated, interest only	$256,072	$6.32	$6.35	2.25%	8.90%	$277,560	$7.89	$7.93	2.94%	9.93%
RMBS transferred to consolidated variable interest entities	$4,610,109	$53.96	$72.50	4.88%	15.44%	$5,265,128	$55.14	$62.11	5.32%	14.56%
Agency Mortgage-Backed Securities	$1,756,580	$103.09	$108.24	4.65%	3.59%	$3,018,347	$103.07	$107.06	4.66%	3.83%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
AAA	0.01%	0.53%
AA	0.46%	0.14%
A	0.00%	0.45%
BBB	0.00%	1.54%
BB	1.41%	0.00%
B	1.19%	0.43%
Below B or not rated	96.93%	96.91%
Total	100.00%	100.00%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at December 31, 2012 and 2011 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

December 31, 2012
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$-	$88	$-	$88
Senior interest-only	358	47,205	66,927	8,379	122,869
Subordinated	4,092	23,948	359,310	160,444	547,794
Subordinated interest-only	-	-	9,658	6,595	16,253
RMBS transferred to consolidated VIEs	12,118	312,690	2,055,568	893,828	3,274,204
Agency RMBS	146	1,802,720	3,831	-	1,806,697
Total fair value	$16,714	$2,186,563	$2,495,382	$1,069,246	$5,767,905
Amortized cost
Non-Agency RMBS
Senior	$-	$-	$72	$-	$72
Senior interest-only	657	58,037	70,044	7,130	135,868
Subordinated	2,649	20,593	318,422	131,385	473,049
Subordinated interest-only	-	-	11,051	5,129	16,180
RMBS transferred to consolidated VIEs	11,184	248,699	1,493,647	683,518	2,437,048
Agency RMBS	157	1,716,964	3,474	-	1,720,595
Total amortized cost	$14,647	$2,044,293	$1,896,710	$827,162	$4,782,812

December 31, 2011
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$892	$-	$128	$-	$1,020
Senior interest-only	-	85,633	69,204	33,842	188,679
Subordinated	6,530	101,984	259,549	238,832	606,895
Subordinated interest-only	-	-	1,812	20,207	22,019
RMBS transferred to consolidated VIEs	25,375	338,616	2,119,030	787,311	3,270,332
Agency RMBS	17,932	1,735,106	824,645	566,848	3,144,531
Total fair value	$50,729	$2,261,339	$3,274,368	$1,647,040	$7,233,476
Amortized cost
Non-Agency RMBS
Senior	$891	$-	$168	$-	$1,059
Senior interest-only	-	95,974	69,953	33,361	199,288
Subordinated	5,616	98,657	300,489	249,390	654,152
Subordinated interest-only	-	-	1,946	19,964	21,910
RMBS transferred to consolidated VIEs	32,806	296,144	1,827,000	746,052	2,902,002
Agency RMBS	17,610	1,663,917	798,632	547,126	3,027,285
Total amortized cost	$56,923	$2,154,692	$2,998,188	$1,595,893	$6,805,696

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.  At December 31, 2012, 99.5% of the Non-Agency RMBS collateral was Alt-A.  At December 31, 2011, 97.4% of the Non-Agency RMBS collateral was Alt-A.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
Weighted average maturity (years)		24.8		25.7
Weighted average amortized loan to value (1)		71.6%		71.5%
Weighted average FICO (2)		717.3		718.4
Weighted average loan balance (in thousands)		$453.1		$469.0
Weighted average percentage owner occupied		85.1%		85.3%
Weighted average percentage single family residence		65.5%		65.6%
Weighted average current credit enhancement		3.1%		4.5%
Weighted average geographic concentration of top five states	CA	36.7%	CA	38.1%
	FL	8.7%	FL	8.5%
	NY	6.4%	NY	6.1%
	VA	2.4%	NJ	2.7%
	NJ	2.8%	VA	2.4%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2012 and 2011.

Origination Year	December 31, 2012	December 31, 2011
2000	0.2%	0.0%
2001	0.2%	0.2%
2002	0.0%	0.0%
2003	0.4%	0.9%
2004	0.6%	1.3%
2005	14.3%	13.8%
2006	34.6%	31.8%
2007	46.7%	48.7%
2008	3.0%	3.3%
Total	100.0%	100.0%

During the year ended December 31, 2012, the Company sold RMBS with a carrying value of $858.2 million for realized gains of $85.2 million.  During the year ended December 31, 2011, the Company sold RMBS with a carrying value of $2.6 billion for realized gains of $54.4 million.

4.  Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.

The securitized loans held for investment are carried at their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses. During the year ended December 31, 2012, the Company consolidated the CSMC 2012-CIM1, CSMC 2012-CIM2 and CSMC 2012-CIM3 Trusts (the “ CSMC Trusts”).  The CSMC Trusts are securitizations collateralized by high quality, jumbo, prime, residential mortgage loans. The Company transferred $1.5 billion in principal value to the CSMC Trusts that was recorded as a secured borrowing pursuant to ASC 860. In these transactions, the Company financed $1.4 Billion of AAA-rated, AA-rated, and A-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $1.4 billion.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(dollars in thousands)

Balance, beginning of period	$256,632	$349,112
Purchases	1,531,014	-
Principal paydowns	(477,555)	(85,526)
Net periodic amortization (accretion)	(9,592)	(1,663)
Change to loan loss provision	(368)	(5,291)
Balance, end of period	$1,300,131	$256,632

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(dollars in thousands)

Securitized loans, at amortized cost	$1,311,755	$270,570
Less: allowance for loan losses	11,624	13,938
Securitized loans held for investment	$1,300,131	$256,632

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 32.6% were originated during 2012, 44.1% were originated during 2011, 9.3% during 2010, and the remaining 14.0% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	December 31, 2012		December 31, 2011
Number of loans		1,618		392
Weighted average maturity (years)		28.3		25.8
Weighted average loan to value (1)		71.2%		75.5%
Weighted average FICO (2)		768		752
Weighted average loan balance (in thousands)		$794.1		$684.0
Weighted average percentage owner occupied		94.6%		91.1%
Weighted average percentage single family residence		70.6%		58.1%
Weighted average geographic concentration of top five states	CA	38.1%	CA	36.0%
	VA	6.3%	FL	6.1%
	NY	6.3%	AZ	5.8%
	WA	5.2%	NJ	5.4%
	NJ	4.6%	IL	5.3%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio for the years ended December 31, 2012, 2011 and 2010:

		For the Year Ended

	December 31, 2012	December 31, 2011	December 31, 2010
	(dollars in thousands)

Balance, beginning of period	$13,938	$11,006	$4,551
Provision for loan losses	368	5,291	7,109
Charge-offs	(2,682)	(2,359)	(654)
Balance, end of period	$11,624	$13,938	$11,006

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at December 31, 2012, 2011 and 2010 was $5.0 million, $6.3 million, and $6.1 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at December 31, 2012, 2011 and 2010 was $6.6 million, $7.6 million, and $4.9 million, respectively.

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

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $29.1 million, $32.9 million and $27.2 million at December 31, 2012, 2011 and 2010, respectively.  Interest income on impaired loans is not significant.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2012, 2011 and 2010 was $21.8 million, $14.3 million and $22.3 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $1.3 billion, $235.2 million and $328.8 million at December 31, 2012, 2011 and 2010, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at December 31, 2012, 2011 and 2010 was $1.3 billion, $228.9 million and $322.7 million, respectively.

The following table summarizes the outstanding principal balance of loans 30 days delinquent and greater as reported by the servicer at December 31, 2012 and 2011.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
December 31, 2012	$3,110	$1,186	$4,045	$0	$4,247	$1,390	$13,978
December 31, 2011	$1,342	$1,828	$2,338	$1,659	$3,626	$5,201	$15,994

With the exception of its ability to approve loan modifications solely as it relates to CSMC 2012-CIM1, CSMC 2012-CIM2 and CSMC 2012-CIM3 as further described in Note 2(g), the Company does not service or modify loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the year ended December 31, 2012 and 2011.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre- modification)	Unpaid Principal Balance of Modified Loans (Post- modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
Year Ended
December 31, 2012	9	$5,163	$5,312	$5,256	$5,256	$0
December 31, 2011	7	$5,496	$5,867	$5,931	$5,931	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the year ended December 31, 2012, the Company determined that all loans modified by the servicer were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the years ended December 31, 2012 and 2011 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDR’s, the $4.8 million specific reserve related to TDR’s as of December 31, 2012 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.

As of December 31, 2012, there were no loans that were modified in the past twelve months and delinquent on scheduled payments.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2012 and 2011 is presented below.

December 31, 2012
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$88
Senior interest-only	-	-	122,869
Subordinated	-	-	547,794
Subordinated interest-only	-	-	16,253
RMBS transferred to consolidated VIEs	-	-	3,274,204
Agency mortgage-backed securities	-	1,806,697	-

Liabilities:
Interest rate swaps	-	53,939	-
Total	$-	$1,860,636	$3,961,208

December 31, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$1,020
Senior interest-only	-	-	188,679
Subordinated	-	-	606,895
Subordinated interest-only	-	-	22,019
RMBS transferred to consolidated VIEs	-	-	3,270,332
Agency mortgage-backed securities	-	3,144,531	-

Liabilities:
Interest rate swaps	-	44,467	-
Total	$-	$3,188,998	$4,088,945

The table below provides a summary of the changes in the fair value of securities classified as Level 3.

Fair Value Reconciliation, Level 3
(dollars in thousands)

	For the Year Ended

	December 31, 2012	December 31, 2011
Non-Agency RMBS
Beginning balance Level 3 assets	$4,088,945	$5,529,109
Transfers in to Level 3 assets	-	-
Transfers out of Level 3 assets	-	-
Purchases	122,509	446,207
Principal payments	(516,370)	(695,277)
Sales	(328,261)	(631,642)
Accretion of purchase discounts	98,804	81,224
Gains (losses) included in net income
Other than temporary credit impairment losses	(132,250)	(357,105)
Realized gains (losses) on sales	48,435	445
Net unrealized gains (losses) on interest-only RMBS	804	(14,717)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	578,592	(269,299)
Ending balance Level 3 assets	$3,961,208	$4,088,945

There were no transfers to or from Level 3 for the years ended December 31, 2012 and 2011.

Sensitivity of Significant Inputs

The significant unobservable inputs used in the fair value measurement of the Company’s non-agency RMBS are the weighted average discount rates, prepayment speed (CPR), cumulative default rate, and the loss severity.

Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, vary according to interest rates, the type of investment, conditions in financial markets, and other factors, none of which can be predicted with any certainty.  In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans, and as a result, prepayment speeds tend to decrease.  When interest rates fall, prepayment speeds tend to increase. For RMBS investments purchased at a premium, as prepayment speeds increase, the amount of income we earn decreases as the purchase premium on the bonds amortizes faster than expected.  Conversely, decreases in prepayment speeds result in increased income and can extend the period over which we amortize the purchase premium.  For RMBS investments purchased at a discount, as prepayment speeds increase, the amount of income we earn increases from the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in decreased income as the accretion of the purchase discount into interest income occurs over a longer period.

Cumulative default rates represent an annualized rate of default on a group of mortgages. The constant default rate represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the home being past 60-day and 90-day notices and in the foreclosure process.  When default rates increase, expected cash flows on the underlying collateral decreases.  When default rates decrease, expected cash flows on the underlying collateral increases.

Loss severity rates reflect the amount of loss expected from a foreclosure and liquidation of the underlying collateral in the mortgage loan pool.  When a mortgage loan is foreclosed the collateral is sold and the resulting proceeds are used to settle the outstanding obligation.  In many circumstances, the proceeds from the sale do not fully repay the outstanding obligation.  In these cases a loss is incurred by the lender.  Loss severity is used to predict how costly future losses are likely to be.  An increase in loss severity results in a decrease in expected future cashflows.  A decrease in loss severity results in an increase in expected future cashflows

The discount rate refers to the interest rate used in discounted cash flow analysis to determine the present value of future cash flows. The discount rate takes into account not just the time value of money, but also the risk or uncertainty of future cash flows.  An increased uncertainty of future cash flows results in a higher discount rate.  The discount rate used to calculate the present value of the expected future cash flows is based on the discount rate implicit in the security as of the last measurement date.  As discount rates move up, the discounted cash flows are reduced.

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS as of December 31, 2012 follows:

	December 31, 2012

	Significant Inputs
	Weighted Average Discount Rate	Prepayment Speed (CPR)	Cumulative Default Rate	Loss Severity
		Range
Non-Agency RMBS
Senior	7.5%	11% - 11%	0% - 3%	50% - 58%
Senior interest-only	13.9%	1% - 25%	0% - 25%	50% - 85%
Subordinated	25.9%	1% - 18%	0% - 21%	50% - 85%
Subordinated interest-only	13.3%	4% - 11%	0% - 21%	50% - 68%
RMBS transferred to consolidated VIEs	5.8%	1% - 15%	0% - 36%	50% - 85%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments at December 31, 2012 and 2011. The level in the fair value hierarchy in the table below refers to December 31, 2012.

		December 31, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Non-Agency RMBS	3	$3,961,208	$3,961,208	$4,088,945	$4,088,945
Agency RMBS	2	1,806,697	1,806,697	3,144,531	3,144,531
Securitized loans held for investment	3	1,300,131	1,320,696	256,632	237,977
Repurchase agreements	2	(1,528,025)	(1,531,511)	(2,672,989)	(2,677,402)
Securitized debt, collateralized by Non-Agency RMBS	3	(1,336,261)	(1,334,551)	(1,630,276)	(1,546,237)
Securitized debt, collateralized by loans held for investment	3	(1,169,710)	(1,194,747)	(212,778)	(222,921)
Interest rate swaps	2	(53,939)	(53,939)	(44,467)	(44,467)

6.  Repurchase Agreements

The Company had outstanding $1.5 billion and $2.7 billion of repurchase agreements with weighted average borrowing rates of 0.52% and 0.35% and weighted average remaining maturities of 56 days and 48 days as of December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.6 billion and $2.9 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the year ended December 31, 2012 and 2011 were $2.1 billion and $3.8 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At December 31, 2012 and 2011, the repurchase agreements collateralized by Agency RMBS had the following remaining maturities.

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Overnight	$-	$-
1-29 days	732,809	1,368,945
30 to 59 days	325,915	836,007
60 to 89 days	-	-
90 to 119 days	211,137	171,836
Greater than or equal to 120 days	258,164	296,201
Total	$1,528,025	$2,672,989

At December 31, 2012 and 2011, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

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

At December 31, 2012 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $1.2 billion.  The debt matures between the years 2023 and 2042.  At December 31, 2012 the debt carried a weighted average cost of financing equal to 3.37%.  At December 31, 2011, the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $222.9 million.  At December 31, 2011, the debt carried a weighted average cost of financing equal to 5.48%.

At December 31, 2012 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.4 billion.  The debt matures between the years 2035 and 2047.  At December 31, 2012 the debt carried a weighted average cost of financing equal to 4.41%.  At December 31, 2011, the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.7 billion.  At December 31, 2011, the debt carried a weighted average cost of financing equal to 5.09%.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at December 31, 2012 and 2011, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Within One Year	$658,423	$488,886
One to Three Years	793,150	598,921
Three to Five Years	430,993	276,965
Greater Than or Equal to Five Years	555,717	404,386
Total	$2,438,283	$1,769,158

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

As of December 31, 2012, the Company’s Consolidated Statements of Financial Condition includes ten consolidated VIE’s with $4.6 billion of assets and $2.5 billion of liabilities.  As of December 31, 2011, the Company’s Consolidated Statements of Financial Condition includes seven consolidated VIE’s with $3.6 billion of assets and $1.9 billion of liabilities.

The Company’s interest in the assets held by these securitization vehicles, which are consolidated on the Company’s Statements of Financial Condition, is restricted by the structural provisions of these entities, and a recovery of the Company’s investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s Statements of Financial Condition, are non-recourse to the Company, and can generally only be satisfied from each securitization vehicle’s respective asset pool.

The Company is not obligated to provide, nor has it provided, any financial support to these consolidated securitization vehicles.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The result of consolidation at December 31, 2012 is the inclusion of $3.3 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $1.3 billion of securitized loans held for investment, the recognition of $1.3 billion of securitized debt associated with Non-Agency RMBS transferred to consolidated VIEs and $1.2 billion of securitized debt associated with loans held for investment. In addition, at December 31, 2012 the Company recognized $24.1 million and $8.4 million of accrued interest receivable and accrued interest payable, respectively, of the securitizations.

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

The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$3,274,204	$3,270,332
Securitized loans held for investment	1,300,131	256,632
Accrued interest receivable	24,082	26,616
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$1,336,261	$1,630,276
Securitized debt, collateralized by loans held for investment	1,169,710	212,778
Accrued interest payable	8,358	8,130

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented in the table below.

		For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$417,351	$450,996	$472,740
Interest expense, Non-recourse liabilities of VIEs	(115,880)	(122,917)	(138,699)
Net interest income	$301,471	$328,079	$334,041

Total other-than-temporary impairment losses	$(7,619)	$(113,047)	$(19,583)
Portion of loss recognized in other comprehensive income (loss)	(76,699)	$(145,512)	$(68,407)
Net other-than-temporary credit impairment losses	$(84,318)	$(258,559)	$(87,990)

The amounts recorded on the Consolidated Statements of Cash Flows related to consolidated VIEs is presented in the table below for the periods presented.

		For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(dollars in thousands)
Amortization of deferred financing costs	8,546	$1,733	1,499
Accretion (amortization) of securitized debt discounts/premiums, net	6,985	12,551	16,655
Payment of deferred financing costs	(9,488)	-	(5,039)
Principal payments, Non-Agency RMBS transferred to consolidated VIE's	505,779	668,924	619,795
Principal payments, Securitized loans held for investment	477,555	85,526	113,330
Proceeds from securitized debt borrowings, collateralized by loans held for investment	1,426,983	-	-
Payments on securitized debt borrowings, collateralized by loans held for investment	(470,788)	(80,181)	(106,186)
Proceeds from securitized debt borrowings, collateralized by Non-Agency RMBS	181,201	310,972	1,295,657
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(481,464)	(645,603)	(574,399)
Decrease (increase) in accrued interest receivable	2,534	(4,832)	27,986
Increase (decrease) in accrued interest payable	228	(1,836)	8,032
Net cash provided by/(used in) consolidated VIEs	$1,648,071	$347,254	$1,397,330

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

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$72	$85	$168	$127
Senior interest-only	-	128	128	266
Subordinated	581	2,266	4,651	4,858
Agency RMBS	1,198	1,001	1,890	2,273
Total	$1,851	$3,480	$6,837	$7,524

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

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of December 31, 2012 and 2011.

	Location on Consolidated Statements of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value	Net Estimated Fair Value of Agency RMBS Pledged as Collateral
(dollars in thousands)
December 31, 2012	Liabilities	$1,355,000	$(53,939)	$60,382
December 31, 2011	Liabilities	$950,000	$(44,467)	$46,647

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Interest Rate Swaps	Net Realized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Year Ended:
December 31, 2012	$(9,473)	$(20,223)
December 31, 2011	$(34,478)	$(15,929)
December 31, 2010	$(9,989)	$(5,788)

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2012 was 1.81% and the weighted average receive rate was 0.21%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2011 was 2.08% and the weighted average receive rate was 0.29%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2010 was 2.59% and the weighted average receive rate was 0.26%.

The following table summarizes the notional amounts and unrealized gains (losses) of interest rate swap contracts on a gross basis, amounts offset in accordance with netting arrangements and net amounts as presented in the Consolidated Statements of Financial Condition as of December 31, 2012 and 2011.

	December 31, 2012
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)
Gross Amounts	$-	$-	$1,355,000	$53,939
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$1,355,000	$53,939

	December 31, 2011
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)
Gross Amounts	$-	$-	$950,000	$44,467
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$950,000	$44,467

All of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at December 31, 2012 is approximately $53.9 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the years ended December 31, 2012 and 2011.  As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of its common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of the Company’s common stock as well as to make optional cash payments to purchase shares of its common stock. Persons who are not already stockholders may also purchase the Company’s common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, Computershare. The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC.  During the year ended December 31, 2012 the Company raised $117 thousand by issuing 39,000 shares through the DRSPP.   During the year ended December 31, 2011 the Company raised $964 thousand by issuing 278,000 shares through the DRSPP. As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares under the DRSPP until filings with the SEC have been timely made for a full year.

During the year ended December 31, 2012 the Company declared dividends to common shareholders totaling $390.2 million, or $0.38 per share.  During the year ended December 31, 2011 the Company declared dividends to common shareholders totaling $523.5 million, or $0.51 per share.

Earnings per share for the years ended December 31, 2012 and 2011, respectively, is computed as follows:

		For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(dollars in thousands)
Numerator:
Net income	$327,767	$137,329	$248,405
Effect of dilutive securities:	-	-	-
Dilutive net income available to stockholders	$327,767	$137,329	$248,405

Denominator:
Weighted average basic shares	1,026,831,033	1,026,365,197	821,675,803
Effect of dilutive securities	668,222	806,190	941,516
Weighted average dilutive shares	1,027,499,255	1,027,171,387	822,617,319

Net income per average share attributable to common stockholders - Basic	$0.32	$0.13	$0.30
Net income per average share attributable to common stockholders - Diluted	$0.32	$0.13	$0.30

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to FIDAC’s employees and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  Of these shares, as of December 31, 2012, 715,000 shares have vested and 65,000 shares were forfeited.  As of December 31, 2012 there was $10.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date.  As of December 31, 2012 there was $1.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at year end.  That cost is expected to be recognized over a period of 5.0 years. The total fair value of shares vested, less those forfeited, during the years ended December 31, 2012, 2011 and 2010 was $401 thousand, $443 thousand and $481 thousand , respectively, based on the closing price of the stock on the vesting date.  For the years ended December 31, 2012, 2011 and 2010, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $449 thousand, $451 thousand, and $490 thousand, respectively.

The Company’s independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company.  Equity based awards granted to the independent directors vest during the year of service.  For the years ended December 31, 2012, 2011 and 2010, the Company recognized $300 thousand, $270 thousand, and $236 thousand, respectively, of stock based compensation to independent directors.

The following table presents information with respect to the Company’s restricted stock awards during the years ended December 31, 2012 and 2011:

	For the Year Ended
	December 31, 2012		December 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	758,400	17.72	884,800	17.72
Granted	111,528	2.69	98,544	2.74
Vested	(264,232)	17.72	(222,994)	11.16
Forfeited	(19,696)	17.72	(1,950)	17.72
Unvested shares outstanding - end of period	586,000	17.72	758,400	17.72

12.  Income Taxes

For the year ended December 31, 2012, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860.  As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions.  The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS is subject to federal, state, and local taxes.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded income tax expense of  $1 thousand, $606 thousand, and $756 thousand, respectively.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the year ended December 31, 2012, $0.12 of the income distributed in the form of dividends declared is characterized as a return of capital for federal income tax purposes.  For the years ended December 31, 2011 and 2010, all income distributed in the form of dividends declared is characterized as ordinary income.

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

Management fees accrued and paid to FIDAC for the years ended December 31, 2012, 2011 and 2010 were $49.5 million, $52.0 million, and $40.9 million respectively.

Under the management agreement, the Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the year ended December 31, 2012, the Company reimbursed FIDAC approximately $447 thousand for such expenses. During the year ended December 31, 2011, the Company reimbursed FIDAC approximately $625 thousand for such expenses.  During the year ended December 31, 2010, the Company reimbursed FIDAC approximately $465 thousand for such expenses.

The Company and FIDAC amended the management agreement on March 8, 2013.  In the amendment, the reduction in the management fee was memorialized.  In addition,  FIDAC agreed to pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for the year ended December 31, 2012 is $4.7 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.

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

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the years ended December 31, 2012 and 2011, fees paid to RCAP were $137 thousand $162 thousand, respectively.

During the years ended December 31, 2012 and 2011, 172,000 shares and 126,000 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.

15.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure under ASC 450, Contingencies, as of December 31, 2012 and 2011.

16.  Subsequent Events

The Board of Directors declared and paid common stock cash dividends of $0.09 per common share for the first three quarters of 2013.  The Board of Directors has declared common stock dividends of $0.09 per common share for the fourth quarter of 2013. The Board of Directors has also determined that there will be a regular quarterly dividend of $0.09 per share for each of the first two quarters of 2014. The Board of Directors also declared a special dividend of $0.20 per share payable on January 31, 2014 to shareholders of record on January 8, 2014.  The special dividend may be characterized as a return of capital for federal income tax purposes.

17.  Restatements and Summarized Quarterly Results (Unaudited)

(a) Restatements

The Company restated its previously issued (i) Consolidated Statements of Financial Condition included in its Annual Report on Form 10-K as of December 31, 2010 and (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows for the year ended December 31, 2010, including the cumulative effect of the Restatement on Retained earnings (accumulated deficit) as of the earliest period presented (the “Restatement”) as part of its Form 10-K for the year ended December 31, 2011. Refer to Note 16 of the Form 10-K as of December 31, 2011 issued on March 8, 2013 for further details of the Restatement and the impact on prior periods.

From the Company’s inception in 2007 through the second quarter of 2011, the Company applied the GAAP guidance in ASC 320-10 and ASC 310-20 as the basis for recognizing interest income and other-than-temporary impairment (“OTTI”) for its investments in Non-Agency RMBS. The Company should have also applied the guidance in ASC 325-40 for securities not of high credit quality, and ASC 310-30 for certain of its investments in Non-Agency RMBS with deteriorated credit quality. Specifically, the Company determined that it had incorrectly recognized interest income and OTTI on certain Non-Agency RMBS since the Company’s inception. The Company determined that these errors were material therefore requiring the Restatement.

The Restatement resulted in a decrease in Net Income previously reported for the year ended December 31, 2010 of $284.4 million, or $0.35 per fully diluted share. The Restatement also resulted in a reduction of net interest income previously reported for the year ended December 31, 2010 of $173.6 million. The Restatement also reduced retained earnings previously reported as of December 31, 2010 by $409.9 million and reduced total equity previously reported by $4.4 million for the same period.

(b) Immaterial Restatements

The Company corrected amounts previously reported in Total other-than-temporary impairments (“OTTI”) losses and the Portion of loss recognized in other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) as the previous presentation was reported on a cumulative basis. The current presentation reflects only that portion of Total other-than-temporary impairments loss and the Portion of loss recognized in other comprehensive income (loss) that is incremental for the reporting period by giving consideration to both the credit and portions of OTTI reported in Other comprehensive income (loss) and recognized in prior periods. For the years ended December 31, 2011 and 2010, the previously reported Total other-than-temporary impairments losses of $418.1 million and $295.4 million was reduced by $176.2 million and $254.6 million, respectively.  This change was fully offset by an adjustment to the previously reported Portion of loss recognized in other comprehensive income (loss) of $61.0 million and $163.5 million, respectively.  The corrections had no impact on any previously reported Net other-than-temporary credit impairment losses, Net income (loss), Other comprehensive income (loss), Net income (loss) per share available to common shareholders or Consolidated Statements of Cash Flows.

In the Company’s 2012 Form 10-Q for the period ending March 31, 2012, the Company did not present total OTTI correctly when total cumulative credit losses are greater than total OTTI in the Consolidated Statements of Operations and Comprehensive Income (Loss). Total OTTI losses should be reported net of unrealized gains on a security when they occur in the same period as a credit loss. The previously reported total OTTI and portion of loss recognized in OCI for three month period ending March 31, 2012 of $57.0 million and $8.6 million, respectively, were reduced by $24.9 million.  Additionally, the Company noted an error in the presentation of reclassification items within Comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarter ended March 31, 2012.  This error would result in a reduction of $47.1 million between Unrealized gains (losses) on available-for-sale securities, net, an increase in Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses of $62.6 million and a reduction in Reclassification adjustment for net realized losses (gains) included in net income (loss) of $15.5 million.  These adjustments are solely between the components of Accumulated other comprehensive income (loss) and have no impact on Total stockholders’ equity.  The errors noted related to the financial statements for the period ended March 31, 2012 will be corrected in the Company’s future filings that presents such information. The fiscal year ended December 31, 2012 reflects the correction of the March 31, 2012 errors.  The correction had no impact on any previously reported Net other-than-temporary credit impairment losses, Net income (loss), Other comprehensive income (loss), Net income (loss) per share available to common shareholders or Consolidated Statements of Cash Flows.

The following is a presentation of the results of operations for the quarters ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012. The amounts below reflect the impact of the immaterial restatement as described above.

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(dollars in thousands, except per share date)
Net Interest Income:
Interest income	$133,552	$144,696	$161,524	$149,668
Less interest expense	(33,874)	(34,356)	(21,953)	(36,375)
Net interest income (expense)	99,678	110,340	139,571	113,293
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(368)	(2,713)	(12,474)	(32,077)
Portion of loss recognized in other comprehensive income (loss)	(7,817)	(7,301)	(53,213)	(16,287)
Net other-than-temporary credit impairment losses	(8,185)	(10,014)	(65,687)	(48,364)
Net gains (losses) on interest rate swaps	(199)	(9,725)	(16,186)	(3,586)
Net unrealized gains (losses) on interest-only RMBS	811	(15,393)	(2,532)	17,947
Net realized gains (losses) on sales of investments	1	69,155	-	16,010
Total other expenses	13,422	16,295	14,385	15,065
Net income (loss)	$78,685	$128,068	$40,781	$80,233
Net income (loss) per share-basic and diluted	$0.08	$0.12	$0.04	$0.08

The following is a presentation of the results of operations for the quarters ended December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011.  The amounts below reflect the impact of the Restatement and immaterial restatement as described above.

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(dollars in thousands, except per share date)
Net Interest Income:
Interest income	$167,541	$185,581	$179,859	$172,043
Less interest expense	(30,696)	(32,792)	(35,793)	(35,577)
Net interest income (expense)	136,845	152,789	144,066	136,466
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(80,038)	(78,950)	(57,926)	(25,048)
Portion of loss recognized in other comprehensive income (loss)	(31,154)	(71,610)	(4,244)	(8,135)
Net other-than-temporary credit impairment losses	(111,192)	(150,560)	(62,170)	(33,183)
Net gains (losses) on interest rate swaps	(3,782)	(29,812)	(23,797)	6,984
Net unrealized gains (losses) on interest-only RMBS	(12,934)	(17,600)	11,883	4,106
Net realized gains (losses) on sales of investments	52,566	58	(913)	2,642
Total other expenses	18,794	15,082	14,972	15,679
Net income (loss)	$42,748	$(60,036)	$53,979	$100,638
Net income (loss) per share-basic and diluted	$0.04	$(0.06)	$0.05	$0.10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CHIMERA INVESTMENT CORPORATION

By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
December 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	December 31, 2013
Matthew Lambiase

/s/ Robert Colligan	Chief Financial Officer (Principal Financial and Accounting Officer)	December 31, 2013
Robert Colligan

/s/ Mark Abrams	Director	December 31, 2013
Mark Abrams

/s/ Paul A. Keenan	Director	December 31, 2013
Paul A. Keenan

/s/ Paul Donlin	Director	December 31, 2013
Paul Donlin

/s/ Gerard Creagh	Director	December 31, 2013
Gerard Creagh
/s/ Dennis Mahoney	Director	December 31, 2013
Dennis Mahoney
/s/ John P. Reilly	Director	December 31, 2013
John P. Reilly

S-1