Form 10-Q
period 2013-03-31
CHIMERA INVESTMENT CORP
filed 2014-02-21
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2013

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at February 21, 2014
Common Stock, $.01 par value	1,027,588,342

CHIMERA INVESTMENT CORPORATION
FORM 10-Q

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	March 31, 2013 (Unaudited)	December 31, 2012 (1)
Assets:
Cash and cash equivalents	$649,526	$621,153
Non-Agency RMBS, at fair value
Senior	69	88
Senior interest-only	120,051	122,869
Subordinated	585,340	547,794
Subordinated interest-only	14,534	16,253
Agency RMBS, at fair value	1,632,644	1,806,697
Accrued interest receivable	14,195	15,248
Other assets	11,752	13,970
Subtotal	3,028,111	3,144,072
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	3,299,350	3,274,204
Securitized loans held for investment, net of allowance for loan losses of $12.0 million and $11.6 million, respectively	1,082,316	1,300,131
Accrued interest receivable	22,278	24,082
Subtotal	4,403,944	4,598,417
Total assets	$7,432,055	$7,742,489

Liabilities:
Repurchase agreements, Agency RMBS ($1.5 billion and $1.6 billion pledged as collateral, respectively)	$1,420,375	$1,528,025
Accrued interest payable	2,938	2,441
Dividends payable	92,433	92,431
Accounts payable and other liabilities	2,369	1,170
Investment management fees and expenses payable to affiliate	3,447	7,675
Interest rate swaps, at fair value	48,537	53,939
Subtotal	1,570,099	1,685,681
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, collateralized by Non-Agency RMBS ($3.3 billion and $3.3 billion pledged as collateral, respectively)	1,241,297	1,336,261
Securitized debt, collateralized by loans held for investment ($1.1 billion and $1.3 billion pledged as collateral, respectively)	959,602	1,169,710
Accrued interest payable	7,384	8,358
Subtotal	2,208,283	2,514,329
Total liabilities	$3,778,382	$4,200,010

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,595,493 and 1,027,597,458 shares issued and outstanding, respectively	10,270	10,268
Additional paid-in-capital	3,604,627	3,604,554
Accumulated other comprehensive income (loss)	1,113,687	989,936
Retained earnings (accumulated deficit)	(1,074,911)	(1,062,279)
Total stockholders' equity	$3,653,673	$3,542,479
Total liabilities and stockholders' equity	$7,432,055	$7,742,489
(1) Derived from the audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended
	March 31, 2013	March 31, 2012
Net Interest Income:
Interest income	$29,067	$51,319
Interest expense	(1,833)	(2,326)

Interest income, Assets of consolidated VIEs	96,728	98,349
Interest expense, Non-recourse liabilities of consolidated VIEs	(26,996)	(34,049)
Net interest income (expense)	96,966	113,293
Other-than-temporary impairments:
Total other-than-temporary impairment losses	-	(32,077)
Portion of loss recognized in other comprehensive income (loss)	(6,163)	(16,287)
Net other-than-temporary credit impairment losses	(6,163)	(48,364)

Other gains (losses):
Net unrealized gains (losses) on interest rate swaps	5,402	812
Net realized gains (losses) on interest rate swaps	(5,530)	(4,398)
Net gains (losses) on interest rate swaps	(128)	(3,586)
Net unrealized gains (losses) on interest-only RMBS	(1,013)	17,947
Net realized gains (losses) on sales of investments	6	16,010
Total other gains (losses)	(1,135)	30,371
Net investment income (loss)	89,668	95,300

Other expenses:
Management fees	6,449	12,909
Expense recoveries from Manager	(1,855)	-
Net management fees	4,594	12,909
Provision for loan losses, net	424	167
General and administrative expenses	4,847	1,989
Total other expenses	9,865	15,065
Income (loss) before income taxes	79,803	80,235
Income taxes	2	2
Net income (loss)	$79,801	$80,233

Net income (loss) per share available to common shareholders:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Weighted average number of common shares outstanding:
Basic	1,027,009,515	1,026,762,092
Diluted	1,027,595,515	1,027,489,586

Dividends declared per share of common stock	$0.09	$0.11

Comprehensive income (loss):
Net income (loss)	$79,801	$80,233
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	117,594	123,134
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	6,163	48,364
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(6)	(16,010)
Other comprehensive income (loss)	123,751	155,488
Comprehensive income (loss)	$203,552	$235,721

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2011	$10,267	$3,603,739	$433,453	$(999,840)	$3,047,619
Net income	-	-	-	80,233	80,233
Unrealized gains (losses) on available-for-sale securities, net	-	-	123,134	-	123,134
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	48,364	-	48,364
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(16,010)	-	(16,010)
Proceeds from direct purchase and dividend reinvestment	1	116	-	-	117
Proceeds from restricted stock grants	-	81	-	-	81
Common dividends declared, $0.11 per share	-	-	-	(112,946)	(112,946)
Balance, March 31, 2012	$10,268	$3,603,936	$588,941	$(1,032,553)	$3,170,592

Balance, December 31, 2012	$10,268	$3,604,554	$989,936	$(1,062,279)	$3,542,479
Net income (loss)	-	-	-	79,801	79,801
Unrealized gains (losses) on available-for-sale securities, net	-	-	117,594	-	117,594
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	6,163	-	6,163
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(6)	-	(6)
Proceeds from restricted stock grants	2	73	-	-	75
Common dividends declared, $0.09 per share	-	-	-	(92,433)	(92,433)
Balance, March 31, 2013	$10,270	$3,604,627	$1,113,687	$(1,074,911)	$3,653,673
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the Quarter Ended
	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$79,801	$80,233

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(19,052)	(10,355)
Amortization of deferred financing costs	2,114	3,221
Accretion (amortization) of securitized debt discounts/premiums, net	1,813	8,103
Net unrealized losses (gains) on interest rate swaps	(5,402)	(812)
Net unrealized losses (gains) on interest-only RMBS	1,013	(17,947)
Net realized losses (gains) on sales of investments	(6)	(16,010)
Net other-than-temporary credit impairment losses	6,163	48,364
Provision for loan losses, net	424	167
Equity-based compensation expense	75	81
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	2,857	(1,288)
Decrease (increase) in other assets	109	2
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	1,199	(115)
Increase (decrease) in investment management fees and expenses payable to affiliate	(4,228)	5
Increase (decrease) in accrued interest payable, net	(477)	898
Net cash provided by (used in) operating activities	$66,403	$94,547
Cash Flows From Investing Activities:
RMBS portfolio:
Purchases	$(7,424)	$(91,429)
Sales	182	79,059
Principal payments	159,189	183,612
Non-Agency RMBS transferred to consolidated VIEs:
Principal payments	105,550	132,630
Securitized loans held for investment:
Purchases	-	(753,692)
Principal payments	211,439	21,061
Net cash provided by (used in) investing activities	$468,936	$(428,759)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$1,686,498	$2,034,833
Payments on repurchase agreements	(1,794,148)	(2,204,952)
Payment of deferred financing costs	-	(4,369)
Proceeds from securitized, collateralized by loans held for investment	-	696,113
Payments on securitized debt borrowings, collateralized by loans held for investment	(209,430)	(19,730)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(97,455)	(129,889)
Net proceeds from direct purchase and dividend reinvestment	-	117
Common dividends paid	(92,431)	(112,937)
Net cash provided by (used in) financing activities	$(506,966)	$259,186
Net increase (decrease) in cash and cash equivalents	$28,373	$(75,026)
Cash and cash equivalents at beginning of period	621,153	206,299
Cash and cash equivalents at end of period	$649,526	$131,273

Supplemental disclosure of cash flow information:
Interest received	$109,600	$138,909
Interest paid	$25,380	$27,374
Management fees and expenses paid to affiliate	$10,677	$12,958

Non-cash investing activities:
Net change in unrealized gain (loss) on available-for sale securities	$123,751	$155,488

Non-cash financing activities:
Common dividends declared, not yet paid	$92,433	$112,946

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

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The consolidated financial statements include, on a consolidated basis, the Company’s accounts, the accounts of its wholly-owned subsidiaries, and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company uses securitization trusts considered to be VIEs in its securitization and re-securitization transactions.  VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIEs’ economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.  For VIEs that do not have substantial on going activities, the power to direct the activities that most significantly impact the VIEs’ economic performance may be determined by an entity’s involvement with the design and structure of the VIE.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at March 31, 2013 and December 31, 2012.

(d) Agency and Non-Agency Residential Mortgage-Backed Securities

The Company invests in residential mortgage-backed securities (“RMBS”) representing interests in obligations backed by pools of mortgage loans.  The Company delineates between Agency RMBS and Non-Agency RMBS as follows: Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation. Non-Agency RMBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk.  Repayment of principal and interest on Non-Agency RMBS is subject to the performance of the mortgage loans or RMBS collateralizing the obligation.

The Company classifies its RMBS as available-for-sale, records investments at estimated fair value as described in Note 5 of these consolidated financial statements, and includes unrealized gains and losses considered to be temporary on all RMBS, excluding interest-only (“IO”) strips, in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).  IO strips are recorded at estimated fair value and all unrealized gains and losses are included in earnings in the Consolidated Statements of Operations and Comprehensive Income (Loss).  From time to time, as part of the overall management of its portfolio, the Company may sell any of its RMBS investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations and Comprehensive Income (Loss) utilizing the average cost method.

The Company’s accounting policy for interest income and impairment related to its RMBS is as follows:

Interest Income Recognition

The recognition of interest income on RMBS securities varies depending on the characteristics of the security as follows:

Agency RMBS and Non-Agency RMBS of High Credit Quality

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”) is applied to the recognition of interest income for the following securities:

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

Impairment

Considerations Applicable to all RMBS

When the fair value of an available-for-sale RMBS is less than its amortized cost, the security is considered impaired.  On at least a quarterly basis, the Company evaluates its securities for OTTI.  If the Company intends to sell an impaired security, or it is more-likely-than-not that the Company will be required to sell an impaired security before its anticipated recovery, then the Company must recognize an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the measurement date.  If the Company does not intend to sell an impaired security and it is not more-likely-than-not that it would be required to sell an impaired security before recovery, the Company must further evaluate the security for impairment due to credit losses. The credit component of OTTI is recognized in earnings and the remaining or non-credit component is recorded as a component of Other comprehensive income (loss) (“OCI”). Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security and subsequent recoveries in fair value may not be adjusted through earnings.

When evaluating whether the Company intends to sell an impaired security or will more-likely-than-not be required to sell an impaired security before recovery, the Company makes judgments that consider among other things, its liquidity, leverage, contractual obligations, and targeted investment strategy to determine its intent and ability to hold the investments that are deemed impaired.  The determination as to whether an OTTI exists is subjective as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of future conditions.  As a result, the determination of OTTI and its timing and amount is based on estimates that may change materially over time.

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

(e) Interest-Only RMBS

The Company invests in IO Agency and Non-Agency RMBS strips.  IO RMBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company has elected the fair value option to account for IO RMBS strips to simplify the reporting of changes in fair value.  The IO RMBS strips are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Interest income on IO RMBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium or discount is calculated in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on interest-only RMBS on the Consolidated Statement of Operations and Comprehensive Income (Loss).  Interest income reported on IO RMBS strips was $3.5 million and $6.0 million for the quarters ended March 31, 2013, and 2012, respectively.

(f) Securitized Loans Held for Investment and Related Allowance for Loan Losses

The Company’s securitized residential mortgage loans are comprised of fixed-rate and variable-rate loans.  Mortgage loans are designated as held for investment, and are carried at their principal balance outstanding, plus any premiums, less discounts and allowances for loan losses.  Interest income on loans held for investment is recognized over the expected life of the loans using the interest method.  Nonrefundable fees and costs related to acquiring the Company’s securitized residential mortgage loans are recognized as expenses over the life of the associated debt using  the interest method of amortization.  Income recognition is suspended for loans when, based on information from the servicer, a full recovery of interest or principal becomes doubtful.  The Company estimates the fair value of securitized loans for disclosure purposes only as described in Note 5 of these consolidated financial statements.

(g) Allowance for Loan Losses – Securitized Loans Held for Investment

The securitized loan portfolio is comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans that are not guaranteed as to repayment of principal or interest.  Securitized loans are serviced and modified by a third-party servicer.  The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in technical default, including whether or not to proceed with foreclosure.

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve. The general reserve relates to loans that have not been individually evaluated for impairment.  The general reserve is based on historical loss rates for pools of loans with similar credit characteristics, adjusted for current trends and conditions.

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

(h) Repurchase Agreements

The Company finances the acquisition of a significant portion of its Agency mortgage-backed securities with repurchase agreements. The Company has evaluated each agreement and determined that each of the repurchase agreements be accounted for as secured borrowings. None of the Company’s repurchase agreements are accounted for as components of linked transactions. As a result, the Company separately accounts for the financial assets posted as collateral and related repurchase agreements in the accompanying consolidated financial statements.

(i) Securitized Debt, Non-Agency RMBS Transferred to Consolidated VIEs, and Securitized Debt, Loans Held for Investment

The Company has issued securitized debt to finance a portion of its residential mortgage loan and RMBS portfolios.  Certain transactions involving residential mortgage loans are accounted for as secured borrowings, and are recorded as “Securitized loans held for investment” and the corresponding debt as “Securitized debt, loans held for investment” in the Consolidated Statements of Financial Condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal to the debt holders of that securitization.  Re-securitization transactions classified as “Securitized debt, Non-Agency RMBS transferred to consolidated VIEs” reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as “Non-Agency RMBS transferred to consolidated VIEs” that pay interest and principal to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company that did not qualify as sales are accounted for as secured borrowings. The holders of securitized debt have no recourse to the Company and the Company does not receive any interest or principal paid on such debt.  The associated securitized debt is carried at amortized cost. The Company estimates the fair value of its securitized debt for disclosure purposes as described in Note 5 to these consolidated financial statements.

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

(l) Sales, Securitizations, and Re-Securitizations

The Company periodically enters into transactions in which it sells financial assets, such as RMBS, and mortgage loans.  Gains and losses on sales of assets are calculated using the average cost method whereby the Company records a gain or loss on the difference between the average amortized cost of the asset and the proceeds from the sale.  In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets.  These transactions may be recorded as either sales and the assets contributed to the securitization are removed from the Consolidated Statements of Financial Condition and a gain or loss is recognized, or as secured borrowings whereby the assets contributed to the securitization are not derecognized but rather the debt issued by the securitization entity are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations, the Company may retain senior or subordinated interests in the securitized and/or re-securitized assets.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination.  The Company does not have any unrecognized tax benefits that would affect its financial position or require disclosure.  No accruals for penalties and interest were necessary as of March 31, 2013 or December 31, 2012.

(n) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period.  Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock.

(o) Stock-Based Compensation

The Company accounts for stock-based compensation awards granted to the employees of FIDAC and FIDAC’s affiliates at the fair value of the stock-based compensation provided.  The Company measures the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the recipient is reached or the date at which the recipient’s performance is complete. Compensation expense related to the grants of stock is recognized over the vesting period of such grants based on the fair value of the stock on each quarterly vesting date, at which the recipient’s performance is complete.

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

(q) Recent Accounting Pronouncements

Presentation

Balance Sheet (Topic 210)

On December 23, 2011, the FASB released Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement.  The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.   The Company adopted this guidance in the first quarter of 2013. As this standard only requires additional disclosure, the adoption of ASU 2011-11 did not have any effect on the consolidated financial statements.  The additional disclosures related to the Company’s repurchase agreements and derivatives are presented in Note 14.

Comprehensive Income (Topic 220)

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update requires the disclosure of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the Notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted this guidance in the first quarter of 2013. As this standard only requires additional disclosure, the adoption of ASU 2013-02 did not have any effect on the consolidated financial statements.  The additional disclosures related to accumulated OCI are presented in Note 11.

Broad Transactions

Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.  This update clarifies when the Company is considered to have obtained physical possession, from an in-substance possession or foreclosure, of a residential real estate property collateralizing a mortgage loan.  Current guidance indicates that the Company should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized when it determines that there has been in substance a repossession or foreclosure by the Company.  This update defines the term in substance repossession or foreclosure to reduce diversity in interpretation of when such an event occurs.  The guidance in this update is effective for the Company beginning January 1, 2015.  The Company is evaluating the impact of this update.

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, subordinated IO, and Non-Agency RMBS transferred to consolidated VIEs.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the reporting date.  The total fair value of the Non-Agency RMBS that are held by consolidated re-securitization trusts was $3.3 billion at March 31, 2013 and December 31, 2012, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of March 31, 2013 and December 31, 2012, by asset class.

March 31, 2013
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$126	$-	$(69)	$57	$69	$12	$-	$12
Senior interest-only	2,973,384	132,251	-	132,251	120,051	10,574	(22,774)	(12,200)
Subordinated	1,043,333	-	(572,464)	470,869	585,340	117,142	(2,671)	114,471
Subordinated interest-only	249,466	15,192	-	15,192	14,534	935	(1,593)	(658)
RMBS transferred to consolidated variable interest entities ("VIEs")	4,444,160	8,588	(1,994,734)	2,367,626	3,299,350	931,724	-	931,724
Agency RMBS	1,623,245	47,597	-	1,558,159	1,632,644	75,213	(728)	74,485
Total	$10,333,714	$203,628	$(2,567,267)	$4,544,154	$5,651,988	$1,135,600	$(27,766)	$1,107,834

December 31, 2012
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$126	$-	$(54)	$72	$88	$16	$-	$16
Senior interest-only	3,012,868	135,868	-	135,868	122,869	7,976	(20,975)	(12,999)
Subordinated	1,057,821	-	(584,772)	473,049	547,794	81,492	(6,747)	74,745
Subordinated interest-only	256,072	16,180	-	16,180	16,253	1,466	(1,393)	73
RMBS transferred to consolidated variable interest entities ("VIEs")	4,610,109	8,955	(2,088,125)	2,437,048	3,274,204	837,353	(197)	837,156
Agency RMBS	1,756,580	51,502	-	1,720,595	1,806,697	86,419	(317)	86,102
Total	$10,693,576	$212,505	$(2,672,951)	$4,782,812	$5,767,905	$1,014,722	$(29,629)	$985,093

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Balance at beginning of period	$2,107,387	$2,342,462
Purchases	-	86,847
Accretion	(85,935)	(95,108)
Reclassification (to) from non-accretable difference	(6,632)	(11,662)
Sales	(31)	(21,663)
Balance at end of period	$2,014,789	$2,300,876

The table below presents the outstanding principal balance and related amortized cost at March 31, 2013 and December 31, 2012 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	March 31, 2013	December 31, 2012
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$4,508,475	$5,245,184
End of period	$4,346,043	$4,508,475

Amortized cost:
Beginning of period	$2,268,751	$2,649,303
End of period	$2,209,140	$2,268,751

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

March 31, 2013
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	40,400	(7,268)	23	25,398	(15,506)	15	65,798	(22,774)	38
Subordinated	-	-	1	17,720	(2,671)	3	17,720	(2,671)	4
Subordinated interest-only	8,615	(1,593)	1	-	-	-	8,615	(1,593)	1
RMBS transferred to consolidated VIEs	-	-	-	-	-	-	-	-	-
Agency RMBS	5,108	(702)	5	174	(26)	1	5,282	(728)	6
Total	$54,123	$(9,563)	30	$43,292	$(18,203)	19	$97,415	$(27,766)	49

December 31, 2012
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	17,764	(2,828)	12	52,920	(18,147)	26	70,684	(20,975)	38
Subordinated	-	-	-	54,774	(6,747)	5	54,774	(6,747)	5
Subordinated interest-only	-	-	-	9,659	(1,393)	1	9,659	(1,393)	1
RMBS transferred to consolidated VIEs	-	-	-	22,490	(197)	1	22,490	(197)	1
Agency RMBS	234	(76)	2	993	(241)	2	1,227	(317)	4
Total	$17,998	$(2,904)	14	$140,836	$(26,725)	35	$158,834	$(29,629)	49

At March 31, 2013, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency RMBS were $728 thousand and $317 thousand at March 31, 2013 and December 31, 2012, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2013 and December 31, 2012 unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (including Non-Agency RMBS held by consolidated VIEs) were $27.0 million and $29.3 million at March 31, 2013 and December 31, 2012, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters ended March 31, 2013 and 2012 is presented below.

	For the Quarter Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Total other-than-temporary impairment losses	$-	$(32,077)
Portion of loss recognized in other comprehensive income (loss)	(6,163)	(16,287)
Net other-than-temporary credit impairment losses	$(6,163)	$(48,364)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Cumulative credit loss beginning balance	$510,089	$452,060
Additions:
Other-than-temporary impairments not previously recognized	712	31,827
Reductions for securities sold during the period	(359)	(290)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	5,451	16,537
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(1,947)	(6,234)
Cumulative credit loss ending balance	$513,946	$493,900

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Quarter Ended
	March 31, 2013	March 31, 2012
Loss Severity
Weighted Average	45%	54%
Range	41% - 69%	33% - 74%

60+ days delinquent
Weighted Average	16%	28%
Range	0% - 34%	0% - 45%

Credit Enhancement (1)
Weighted Average	10%	14%
Range	0% - 48%	0% - 72%

3 Month CPR
Weighted Average	18%	14%
Range	0% - 25%	0% - 25%

12 Month CPR
Weighted Average	20%	16%
Range	9% - 35%	9% - 35%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at March 31, 2013 and December 31, 2012.  IO RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying principal balance of specific securities.  At March 31, 2013, IO RMBS had a net unrealized loss of $5.9 million and had an amortized cost of $162.0 million. At December 31, 2012, IO RMBS had a net unrealized loss of $4.8 million and had an amortized cost of $166.0 million.  The fair value of IOs at March 31, 2013 and December 31, 2012 was $156.1 million, and $161.2 million, respectively. All changes in fair value of IOs are reflected in Net income (loss).

March 31, 2013
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$12	$-	$12	$-	$-	$-
Senior interest-only	-	10,574	10,574	-	(22,774)	(22,774)
Subordinated	117,142	-	117,142	(2,671)	-	(2,671)
Subordinated interest-only	-	935	935	-	(1,593)	(1,593)
RMBS transferred to consolidated VIEs	923,991	7,733	931,724	-	-	-
Agency RMBS	75,213	-	75,213	-	(728)	(728)
Total	$1,116,358	$19,242	$1,135,600	$(2,671)	$(25,095)	$(27,766)

December 31, 2012
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$16	$-	$16	$-	$-	$-
Senior interest-only	-	7,976	7,976	-	(20,975)	(20,975)
Subordinated	81,492	-	81,492	(6,747)	-	(6,747)
Subordinated interest-only	-	1,466	1,466	-	(1,393)	(1,393)
RMBS transferred to consolidated VIEs	829,308	8,045	837,353	(197)	-	(197)
Agency RMBS	86,062	357	86,419	-	(317)	(317)
Total	$996,878	$17,844	$1,014,722	$(6,944)	$(22,685)	$(29,629)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at March 31, 2013 and December 31, 2012.

	March 31, 2013					December 31, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$126	$44.93	$54.88	0.00%	11.90%	$126	$57.02	$67.00	0.00%	11.90%
Senior, interest only	$2,973,384	$4.45	$4.04	1.68%	10.23%	$3,012,868	$4.51	$4.08	1.76%	10.36%
Subordinated	$1,043,333	$45.13	$56.10	3.17%	10.87%	$1,057,821	$44.72	$51.79	3.18%	11.07%
Subordinated, interest only	$249,466	$6.09	$5.83	2.11%	8.29%	$256,072	$6.32	$6.35	2.25%	8.90%
RMBS transferred to consolidated variable interest entities	$4,444,160	$54.38	$75.78	4.82%	15.58%	$4,610,109	$53.96	$72.50	4.88%	15.44%
Agency Mortgage-Backed Securities	$1,623,245	$103.15	$108.08	4.57%	3.55%	$1,756,580	$103.09	$108.24	4.65%	3.59%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
AAA	0.01%	0.01%
AA	0.41%	0.46%
BB	1.41%	1.41%
B	1.16%	1.19%
Below B or not rated	97.01%	96.93%
Total	100.00%	100.00%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at March 31, 2013 and December 31, 2012 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

March 31, 2013
(dollars in thousands)
	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$-	$69	$-	$69
Senior interest-only	244	49,145	61,884	8,778	120,051
Subordinated	5,414	49,834	351,514	178,578	585,340
Subordinated interest-only	-	-	8,615	5,919	14,534
RMBS transferred to consolidated VIEs	8,486	310,388	1,911,640	1,068,836	3,299,350
Agency RMBS	103	1,397,456	235,085	-	1,632,644
Total fair value	$14,247	$1,806,823	$2,568,807	$1,262,111	$5,651,988
Amortized cost
Non-Agency RMBS
Senior	-	$-	$57	$-	$57
Senior interest-only	512	60,307	64,007	7,425	132,251
Subordinated	4,300	42,754	293,600	130,215	470,869
Subordinated interest-only	-	-	10,208	4,984	15,192
RMBS transferred to consolidated VIEs	7,860	243,331	1,339,730	776,705	2,367,626
Agency RMBS	128	1,331,993	226,038	-	1,558,159
Total amortized cost	$12,800	$1,678,385	$1,933,640	$919,329	$4,544,154

December 31, 2012
(dollars in thousands)
	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$-	$88	$-	$88
Senior interest-only	358	47,205	66,927	8,379	122,869
Subordinated	4,092	23,948	359,310	160,444	547,794
Subordinated interest-only	-	-	9,658	6,595	16,253
RMBS transferred to consolidated VIEs	12,118	312,690	2,055,568	893,828	3,274,204
Agency RMBS	146	1,802,720	3,831	-	1,806,697
Total fair value	$16,714	$2,186,563	$2,495,382	$1,069,246	$5,767,905
Amortized cost
Non-Agency RMBS
Senior	$-	$-	$72	$-	$72
Senior interest-only	657	58,037	70,044	7,130	135,868
Subordinated	2,649	20,593	318,422	131,385	473,049
Subordinated interest-only	-	-	11,051	5,129	16,180
RMBS transferred to consolidated VIEs	11,184	248,699	1,493,647	683,518	2,437,048
Agency RMBS	157	1,716,964	3,474	-	1,720,595
Total amortized cost	$14,647	$2,044,293	$1,896,710	$827,162	$4,782,812

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.  At March 31, 2013, 99.5% of the Non-Agency RMBS collateral was Alt-A.  At December 31, 2012, 99.5% of the Non-Agency RMBS collateral was Alt-A.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
Weighted average maturity (years)		24.4		24.8
Weighted average amortized loan to value (1)		71.0%		71.6%
Weighted average FICO (2)		716		717
Weighted average loan balance (in thousands)		$448.0		$453.1
Weighted average percentage owner occupied		85.0%		85.1%
Weighted average percentage single family residence		65.6%		65.5%
Weighted average current credit enhancement		2.8%		3.1%
Weighted average geographic concentration of top five states	CA	36.8%	CA	36.7%
	FL	8.7%	FL	8.7%
	NY	6.5%	NY	6.4%
	VA	2.5%	VA	2.4%
	NJ	2.8%	NJ	2.8%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2013 and December 31, 2012.

Origination Year	March 31, 2013	December 31, 2012
2000	0.2%	0.2%
2001	0.2%	0.2%
2003	0.4%	0.4%
2004	0.6%	0.6%
2005	14.5%	14.3%
2006	35.1%	34.6%
2007	46.0%	46.7%
2008	3.0%	3.0%
Total	100.0%	100.0%

During the quarter ended March 31, 2013, the Company sold RMBS with a carrying value of $176 thousand for realized gains of $6 thousand.  During the quarter ended March 31, 2012, the Company sold RMBS with a carrying value of $63.0 million for realized gains of $16.0 million.

4.  Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.

The securitized loans held for investment are carried at their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses. During the year ended December 31, 2012, the Company consolidated the CSMC 2012-CIM1, CSMC 2012-CIM2 and CSMC 2012-CIM3 Trusts (the “CSMC Trusts”).  The CSMC Trusts are securitizations collateralized by high quality, jumbo, prime, residential mortgage loans. The Company transferred $1.5 billion in principal value to the CSMC Trusts that was recorded as a secured borrowing. In these transactions, the Company financed $1.4 billion of AAA-rated, AA-rated, and A-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $1.4 billion.  There were no new securitizations during the quarter ended March 31, 2013.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at March 31, 2013 and December 31, 2012:

	For the Quarter Ended	For the Year Ended
	March 31, 2013	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$1,300,131	$256,632
Purchases	-	1,531,014
Principal paydowns	(211,438)	(477,555)
Net periodic amortization (accretion)	(5,953)	(9,592)
Change to loan loss provision	(424)	(368)
Balance, end of period	$1,082,316	$1,300,131

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Securitized loans, at amortized cost	$1,094,281	$1,311,755
Less: allowance for loan losses	11,965	11,624
Securitized loans held for investment	$1,082,316	$1,300,131

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 34.3% were originated during 2012, 41.5% were originated during 2011, 8.8% during 2010, and the remaining 15.4% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	March 31, 2013		December 31, 2012
Number of loans		1,387		1,618
Weighted average maturity (years)		28.0		28.3
Weighted average loan to value (1)		70.7%		71.2%
Weighted average FICO (2)		765		768
Weighted average loan balance (in thousands)		$773.9		$794.1
Weighted average percentage owner occupied		94.4%		94.6%
Weighted average percentage single family residence		69.4%		70.6%
Weighted average geographic concentration of top five states	CA	37.0%	CA	38.1%
	NY	6.0%	VA	6.3%
	VA	5.9%	NY	6.3%
	WA	5.2%	WA	5.2%
	MD	4.8%	NJ	4.6%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio for the quarters ended March 31, 2013 and December 31, 2012:

	For the Quarter Ended
	March 31, 2013	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$11,624	$11,264
Provision for loan losses	424	764
Charge-offs	(83)	(404)
Balance, end of period	$11,965	$11,624

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at March 31, 2013 and December 31, 2012 was $4.5 million and $5.0 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at March 31, 2013 and December 31, 2012 was $7.5 million and $6.6 million, respectively.

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

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $32.3 million and $29.1 million at March 31, 2013 and December 31, 2012, respectively.  Interest income on impaired loans is not significant.  The Company’s recorded investment in impaired loans determined to be TDRs for which there is a related allowance for credit losses at March 31, 2013 and December 31, 2012 was $23.2 million and $21.8 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $1.0 billion and $1.3 billion at March 31, 2013 and December 31, 2012, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at March 31, 2013 and December 31, 2012 was $1.1 billion and $1.3 billion, respectively.

The following table summarizes the outstanding principal balance of loans 30 days delinquent and greater as reported by the servicer at March 31, 2013 and December 31, 2012.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
March 31, 2013	$0	$503	$4,775	$0	$5,204	$1,390	$11,872
December 31, 2012	$3,110	$1,186	$4,045	$0	$4,247	$1,390	$13,978

With the exception of its ability to approve certain loan modifications, the Company is not involved with the servicing or modification of loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the quarters ended March 31, 2013 and 2012.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre-modification)	Unpaid Principal Balance of Modified Loans (Post-modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
Quarter Ended
March 31, 2013	3	$2,349	$2,358	$2,248	$2,248	$0
March 31, 2012	2	$1,304	$1,372	$1,385	$1,385	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the quarter ended March 31, 2013, the Company determined that all loans modified by the servicer were considered TDRs, as defined under GAAP. A TDR is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the quarters ended March 31, 2013 and 2012 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDRs, the $5.4 million specific reserve related to TDRs as of March 31, 2013 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.  If there are further modifications, the reduction of the cashflow is reflected in the provision for loan losses.

As of March 31, 2013, there were no loans that were modified in the past twelve months and delinquent on scheduled payments.

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

The Agency RMBS market is considered to be an active market such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Agency RMBS market and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements.  Consequently, the Company has classified Agency RMBS as having Level 2 inputs in the fair value hierarchy.

The Company’s fair value estimation process for Non-Agency RMBS utilizes inputs other than quoted prices that are observed in the market.  The Company’s estimate of prepayment, default and severity curves all involve Management judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency RMBS fair value estimates Level 3 inputs in the fair value hierarchy.

Interest Rate Swaps

The Company utilizes dealer quotes to determine the fair values of its interest rate swaps.  The Company compares the dealer quotations received to its own estimate of fair value to evaluate for reasonableness.  The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by the Company by incorporating such factors as the term to maturity, Treasury curve, overnight index swap rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified the characteristics used to determine the fair value of interest rate swaps as Level 2 inputs in the fair value hierarchy.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2013 and December 31, 2012 is presented below.

March 31, 2013
(dollars in thousands)
	Level 1	Level 2	Level 3

Assets:
Non-Agency RMBS
Senior	$-	$-	$69
Senior interest-only	-	-	120,051
Subordinated	-	-	585,340
Subordinated interest-only	-	-	14,534
RMBS transferred to consolidated VIEs	-	-	3,299,350
Agency RMBS	-	1,632,644	-

Liabilities:
Interest rate swaps	-	48,537	-
Total	$-	$1,681,181	$4,019,344

December 31, 2012
(dollars in thousands)
	Level 1	Level 2	Level 3

Assets:
Non-Agency RMBS
Senior	$-	$-	$88
Senior interest-only	-	-	122,869
Subordinated	-	-	547,794
Subordinated interest-only	-	-	16,253
RMBS transferred to consolidated VIEs	-	-	3,274,204
Agency RMBS	-	1,806,697	-

Liabilities:
Interest rate swaps	-	53,939	-
Total	$-	$1,860,636	$3,961,208

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at March 31, 2013 and December 31, 2012.

Fair Value Reconciliation, Level 3
	For the Quarter Ended	For the Year Ended
	March 31, 2013	December 31, 2012
	(dollars in thousands)
Non-Agency RMBS
Beginning balance Level 3 assets	$3,961,208	$4,088,945
Transfers in to Level 3 assets	-	-
Transfers out of Level 3 assets	-	-
Purchases	5,730	122,509
Principal payments	(106,345)	(516,370)
Sales	-	(328,261)
Accretion of purchase discounts	30,601	98,804
Gains (losses) included in net income
Other than temporary credit impairment losses	(6,163)	(132,250)
Realized gains (losses) on sales	(3)	48,435
Net unrealized gains (losses) on interest-only RMBS	(245)	804
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	134,561	578,592
Ending balance Level 3 assets	$4,019,344	$3,961,208

There were no transfers to or from Level 3 for the quarter ended March 31, 2013 and for the year ended December 31, 2012.

Sensitivity of Significant Inputs

The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS are the weighted average discount rates, constant prepayment speed (“CPR”), cumulative default rate, and the loss severity.

Prepayment speeds, as reflected by the CPR, vary according to interest rates, the type of investment, conditions in financial markets, and other factors, none of which can be predicted with any certainty.  In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans, and as a result, prepayment speeds tend to decrease.  When interest rates fall, prepayment speeds tend to increase. For RMBS investments purchased at a premium, as prepayment speeds increase, the amount of income the Company earns decreases as the purchase premium on the bonds amortizes faster than expected.  Conversely, decreases in prepayment speeds result in increased income and can extend the period over which the Company amortizes the purchase premium.  For RMBS investments purchased at a discount, as prepayment speeds increase, the amount of income the Company earns increases from the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in decreased income as the accretion of the purchase discount into interest income occurs over a longer period.

Cumulative default rates represent an annualized rate of default on a group of mortgages. The constant default rate (“CDR”) represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the home being past 60-day and 90-day notices and in the foreclosure process.  When default rates increase, expected cash flows on the underlying collateral decreases.  When default rates decrease, expected cash flows on the underlying collateral increases.

Loss severity rates reflect the amount of loss expected from a foreclosure and liquidation of the underlying collateral in the mortgage loan pool.  When a mortgage loan is foreclosed the collateral is sold and the resulting proceeds are used to settle the outstanding obligation.  In many circumstances, the proceeds from the sale do not fully repay the outstanding obligation.  In these cases a loss is incurred by the lender.  Loss severity is used to predict how costly future losses are likely to be.  An increase in loss severity results in a decrease in expected future cashflows.  A decrease in loss severity results in an increase in expected future cashflows.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS as of March 31, 2013 and December 31, 2012 follows:

	March 31, 2013				December 31, 2012
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
	Range				Range
Non-Agency RMBS
Senior	8.0%	6% - 6%	0% - 3%	50% - 57%	7.5%	11% - 11%	0% - 3%	50% - 58%
Senior interest-only	14.9%	1% - 25%	0% - 25%	50% - 85%	13.9%	1% - 25%	0% - 25%	50% - 85%
Subordinated	25.4%	1% - 20%	0% - 25%	50% - 85%	25.9%	1% - 18%	0% - 21%	50% - 85%
Subordinated interest-only	13.8%	4% - 12%	0% - 18%	50% - 61%	13.3%	4% - 11%	0% - 21%	50% - 68%
RMBS transferred to consolidated VIEs	5.1%	1% - 18%	0% - 34%	50% - 85%	5.8%	1% - 15%	0% - 36%	50% - 85%

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

Securitized Loans Held for Investment

The Company carries securitized loans held for investment at principal value, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses.  The Company estimates the fair value of its securitized loans held for investment by considering the loan characteristics, including the credit characteristics of the borrower, purpose of the loan, use of the collateral securing the loan, and management’s expectations of general economic conditions in the sector and greater economy.

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

Securitized Debt, Non-Agency RMBS Transferred to Consolidated VIEs and Securitized Debt, Loans Held for Investment

The Company records securitized debt for certificates or notes financed without recourse to the Company in securitization or re-securitization transactions treated as secured borrowings.  The Company carries securitized debt at the principal balance outstanding plus unamortized premiums, less unaccreted discounts recorded in connection with the financing of the loans or RMBS with third parties.  The premiums or discounts associated with the financing of the notes or certificates are amortized over the contractual life of the instrument using the interest method.  The Company estimates the fair value of securitized debt by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding.  The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and other economic factors.

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

	March 31, 2013
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	1,082,316	1,089,643
Repurchase agreements	2	(1,420,375)	(1,423,594)
Securitized debt, collateralized by Non-Agency RMBS	3	(1,241,297)	(1,277,268)
Securitized debt, collateralized by loans held for investment	3	(959,602)	(975,416)

	December 31, 2012
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	1,300,131	1,320,696
Repurchase agreements	2	(1,528,025)	(1,531,511)
Securitized debt, collateralized by Non-Agency RMBS	3	(1,336,261)	(1,334,551)
Securitized debt, collateralized by loans held for investment	3	(1,169,710)	(1,194,747)

6.  Repurchase Agreements

The Company had outstanding $1.4 billion and $1.5 billion of repurchase agreements with weighted average borrowing rates of 0.50% and 0.52% and weighted average remaining maturities of 34 days and 56 days as of March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013 and December 31, 2012, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.5 billion and $1.6 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the quarters ended March 31, 2013 and December 31, 2012 were $1.5 billion and $1.6 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At March 31, 2013 and December 31, 2012, the repurchase agreements collateralized by Agency RMBS had the following remaining maturities.

	March 31, 2013	December 31, 2012

	(dollars in thousands)
Overnight	$25,985	$-
1-29 days	791,373	732,809
30 to 59 days	284,763	325,915
60 to 89 days	258,164	-
90 to 119 days	60,090	211,137
Greater than or equal to 120 days	-	258,164
Total	$1,420,375	$1,528,025

At March 31, 2013 and December 31, 2012, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

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

At March 31, 2013 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $960.5 million.  The debt matures between the years 2023 and 2042.  At March 31, 2013 the debt carried a weighted average cost of financing equal to 3.35%.  At December 31, 2012 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $1.2 billion.  The debt matures between the years 2023 and 2042.  At December 31, 2012 the debt carried a weighted average cost of financing equal to 3.37%.

At March 31, 2013 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.3 billion.  The debt matures between the years 2035 and 2047.  At March 31, 2013 the debt carried a weighted average cost of financing equal to 4.40%.  At December 31, 2012 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.4 billion.  The debt matures between the years 2035 and 2047.  At December 31, 2012 the debt carried a weighted average cost of financing equal to 4.41%.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at March 31, 2013 and December 31, 2012, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Within One Year	$557,036	$658,423
One to Three Years	689,102	793,150
Three to Five Years	371,069	430,993
Greater Than or Equal to Five Years	512,916	555,717
Total	$2,130,123	$2,438,283

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

As of March 31, 2013, the Company’s Consolidated Statements of Financial Condition includes ten consolidated VIEs with $4.4 billion of assets and $2.2 billion of liabilities.  As of December 31, 2012, the Company’s Consolidated Statements of Financial Condition includes ten consolidated VIEs with $4.6 billion of assets and $2.5 billion of liabilities.

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

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The result of consolidation at March 31, 2013 is the inclusion of $3.3 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $1.1 billion of securitized loans held for investment, the recognition of $1.2 billion of securitized debt associated with Non-Agency RMBS transferred to consolidated VIEs and $959.6 million of securitized debt associated with loans held for investment. In addition, at March 31, 2013 the Company recognized $22.3 million and $7.4 million of accrued interest receivable and accrued interest payable, respectively, of the securitizations.

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

The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$3,299,350	$3,274,204
Securitized loans held for investment	1,082,316	1,300,131
Accrued interest receivable	22,278	24,082
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$1,241,297	$1,336,261
Securitized debt, collateralized by loans held for investment	959,602	1,169,710
Accrued interest payable	7,384	8,358

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented in the table below.

	For the Quarter Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$96,728	$98,349
Interest expense, Non-recourse liabilities of VIEs	(26,996)	(34,049)
Net interest income	$69,732	$64,300

Total other-than-temporary impairment losses	$-	$(3,386)
Portion of loss recognized in other comprehensive income (loss)	(135)	(25,051)
Net other-than-temporary credit impairment losses	$(135)	$(28,437)

The amounts recorded on the Consolidated Statements of Cash Flows related to consolidated VIEs is presented in the table below for the periods presented.

	For the Quarter Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
(Accretion) amortization of investment discounts/premiums, net	(30,322)	(32,130)
Amortization of deferred financing costs	2,114	3,221
Accretion (amortization) of securitized debt discounts/premiums, net	1,813	8,103
Payment of deferred financing costs	-	(4,369)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	-	696,113
Principal payments, Non-Agency RMBS transferred to consolidated VIE's	105,551	132,630
Principal payments, Securitized loans held for investment	211,438	21,061
Payments on securitized debt borrowings, collateralized by loans held for investment	(209,430)	(19,730)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(97,455)	(129,889)
Decrease (increase) in accrued interest receivable	1,804	(2,031)
Increase (decrease) in accrued interest payable	(974)	1,264
Net cash provided by/(used in) consolidated VIEs	$(15,461)	$674,243

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

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$56	$69	$72	$85
Senior interest-only	-	89	-	128
Subordinated	284	2,053	581	2,266
Agency RMBS	906	887	1,198	1,001
Total	$1,246	$3,098	$1,851	$3,480

9.  Interest Rate Swaps

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps.  The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest (“pay rate”) in exchange for the right to receive a floating rate of interest (“receive rate”) over a specified period of time.  These derivative financial instrument contracts are not designated as hedges for GAAP.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS pledged as collateral for swaps.  The Company periodically monitors the credit of its counterparties to determine if it is exposed to counterparty credit risk. See Note 14 for further discussion of counterparty credit risk.

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012.

	Location on Consolidated Statements of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value	Net Estimated Fair Value of Agency RMBS Pledged as Collateral
	(dollars in thousands)
March 31, 2013	Liabilities	$1,355,000	$(48,537)	$54,249
December 31, 2012	Liabilities	$1,355,000	$(53,939)	$60,382

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Interest Rate Swaps	Net Realized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended:
March 31, 2013	$5,402	$(5,530)
March 31, 2012	$812	$(4,398)

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2013 was 1.81% and the weighted average receive rate was 0.20%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2012 was 1.81% and the weighted average receive rate was 0.21%.

The following table summarizes the notional amounts and unrealized gains (losses) of interest rate swap contracts on a gross basis, amounts offset in accordance with netting arrangements and net amounts as presented in the Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	(dollars in thousands)
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
Gross Amounts	$-	$-	$1,355,000	$48,537
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$1,355,000	$48,537

	December 31, 2012
	(dollars in thousands)
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
Gross Amounts	$-	$-	$1,355,000	$53,939
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$1,355,000	$53,939

All of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2013 is approximately $48.5 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the quarters ended March 31, 2013 and 2012.  As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of its common stock under the equity distribution agreement until filings with the SEC have been timely made for a full year.

On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of the Company’s common stock as well as to make optional cash payments to purchase shares of its common stock. Persons who are not already stockholders may also purchase the Company’s common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, Computershare. The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC.  There were no shares issued as a part of the DRSPP during the quarter ended March 31, 2013 due to the suspension of the DRSPP.  During the quarter ended March 31, 2012 the Company raised $117 thousand by issuing 39,000 shares through the DRSPP.   As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares under the DRSPP until filings with the SEC have been timely made for a full year.

During the Quarter ended March 31, 2013 the Company declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the Quarter ended March 31, 2012 the Company declared dividends to common shareholders totaling $112.9 million, or $0.11 per share.

Earnings per share for the quarters ended March 31, 2013 and 2012, respectively, are computed as follows:

	For the Quarter Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Numerator:
Net income	$79,801	$80,233
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$79,801	$80,233

Denominator:
Weighted average basic shares	1,027,009,515	1,026,762,092
Effect of dilutive securities	586,000	727,494
Weighted average diluted shares	1,027,595,515	1,027,489,586

Net income per average share attributable to common stockholders - Basic	$0.08	$0.08
Net income per average share attributable to common stockholders - Diluted	$0.08	$0.08

11.  Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the quarter ended March 31, 2013:

	March 31, 2013
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2012	$989,936	$989,936
OCI before reclassifications	117,594	117,594
Amounts reclassified from AOCI	6,157	6,157
Net current period OCI	123,751	123,751
Balance as of March 31, 2013	$1,113,687	$1,113,687

The following table presents the details of the reclassifications from AOCI for the quarter ended March 31, 2013:

March 31, 2013
(dollars in thousands)

Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income (Loss)
Unrealized gains and losses on available-for-sale securities
	$6	Net realized gains (losses) on sales of investments
	(6,163)	Net other-than-temporary credit impairment losses
	$(6,157)	Income (loss) before income taxes
	-	Income taxes
	$(6,157)	Net of tax

12.  Long Term Incentive Plan

The Company has adopted a long term stock incentive plan to provide incentives to its independent directors and employees of FIDAC and its affiliates, to reward their efforts, to attract, reward and retain personnel and other service providers, and to align their interest with the common share investors.  The incentive plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options, non-qualified stock options, restricted shares and other types of incentive awards.  The specific award granted to an individual is based upon, in part, the individual’s position within FIDAC, the individual’s position within the Company, his or her contribution to the Company’s performance, as well as the recommendations of FIDAC.  The incentive plan authorizes the granting of options or other awards of 8.0% of the outstanding shares of the Company’s common stock up to a ceiling of 40,000,000 shares.

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to employees of FIDAC and its affiliates and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  During the quarter ended March 31, 2013, 27,000 shares have vested and 2,000 shares were forfeited.  As of March 31, 2013 there was $9.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares on the grant date.  As of March 31, 2013 there was $1.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at quarter end.  That cost is expected to be recognized over a period of 4.8 years. The total fair value of shares vested, less those forfeited, during the quarters ended March 31, 2013 and 2012 was $73 thousand and $81 thousand, respectively, based on the closing price of the stock on the vesting date.  For the quarters ended March 31, 2013 and 2012, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $78 thousand and $82 thousand, respectively.

The Company’s independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company.  Equity based awards granted to the independent directors vest during the year of service.  For the quarters ended March 31, 2013 and 2012, the Company recognized $75 thousand per quarter of stock based compensation to independent directors.

The following table presents information with respect to the Company’s restricted stock awards during the quarters ended March 31, 2013 and 2012:

	For the Quarter Ended
	March 31, 2013		March 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	586,000	17.72	758,400	17.72
Granted	-	-	-	-
Vested	(27,335)	17.72	(31,421)	17.72
Forfeited	(1,965)	17.72	(179)	17.72
Unvested shares outstanding - end of period	556,700	17.72	726,800	17.72

13.  Income Taxes

For the quarter ended March 31, 2013, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860.  As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions.  The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS is subject to federal, state, and local taxes.

For each of the quarters ended March 31, 2013 and 2012, the Company recorded income tax expense of $2 thousand.

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

The Company’s 2012, 2011 and 2010 federal, state and local tax returns remain open for examination.

14.  Credit Risk and Interest Rate Risk

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition.  The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2013 and December 31, 2012.  The Company has no financial instruments subject to master netting arrangements, or similar arrangements, in an asset position on a gross basis.

	March 31, 2013
	(dollars in thousands)
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Repurchase agreements	$(1,420,375)	$-	$(1,420,375)	$1,491,583	$-	$71,208
Derivatives	$(48,537)	-	(48,537)	$54,249	-	5,712
Total Liabilities	$(1,468,912)	$-	$(1,468,912)	$1,545,832	$-	$76,920

	December 31, 2012
	(dollars in thousands)
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Repurchase agreements	$(1,528,025)	$-	$(1,528,025)	$1,604,560	$-	$76,535
Derivatives	$(53,939)	-	(53,939)	$60,382	-	6,443
Total Liabilities	$(1,581,964)	$-	$(1,581,964)	$1,664,942	$-	$82,978

15.  Management Agreement and Related Party Transactions

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

Management fees accrued and paid to FIDAC for the quarters ended March 31, 2013 and 2012 were $6.4 million and $12.9 million respectively.

Under the management agreement, the Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarter ended March 31, 2013, the Company reimbursed FIDAC approximately $99 thousand for such expenses. During the quarter ended March 31, 2012, the Company reimbursed FIDAC approximately $115 thousand for such expenses.

The Company and FIDAC amended the management agreement on March 8, 2013.  In the amendment, the reduction in the management fee was memorialized.  In addition,  FIDAC agreed to pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for the quarter ended March 31, 2013 is $1.9 million, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.  There were no amounts paid by FIDAC related to these expenses for the quarter ended March 31, 2012.

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

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the quarters ended March 31, 2013 and 2012, fees paid to RCAP were $34 thousand $44 thousand, respectively.

During the quarters ended March 31, 2013 and 2012, 29,300 shares and 31,600 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.

16.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure as of March 31, 2013 and December 31, 2012.

17.  Subsequent Events

The Board of Directors declared and paid common stock cash dividends of $0.09 per common share for the second, third and fourth quarters of 2013. The Board of Directors has also determined that there will be a regular quarterly dividend of $0.09 per share for each of the first two quarters of 2014. The Board of Directors also declared a special dividend of $0.20 per share paid on January 31, 2014 to shareholders of record on January 8, 2014.  The special dividend may be characterized as a return of capital for federal income tax purposes.

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

●
our ability to maintain existing financing arrangements, obtain future financing arrangements and the terms of such arrangements, particularly in light of the delay of this filing and other matters discussed in this Form 10-Q;

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

Unless otherwise indicated herein or as may be required by law (including, without limitation, to reflect the effects of the restatement of our financial statements), the disclosure included in this Form 10-Q is presented as of March 31, 2013. Accordingly, this Form 10-Q does not reflect all events occurring after March 31, 2013 (except as required by law, or as required by ASC 855, Subsequent Events), and we have not undertaken to update any item included in this Form 10-Q to reflect such events.

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

Our targeted asset classes and the principal investments we have made and in which we may in the future invest are:

Asset Class	Principal Investments
RMBS	●	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes

	●	Agency RMBS

	●	Interest-only (“IO”) RMBS

Residential Mortgage Loans	●
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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at March 31, 2013 was weighted toward Non-Agency RMBS.   At March 31, 2013, based on the outstanding principal balance of our interest earning assets, approximately 76.4% of our investment portfolio was Non-Agency RMBS, 14.2% of our investment portfolio was Agency RMBS, and 9.4% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2012, based on the outstanding principal balance of our interest earning assets, approximately 74.6% of our investment portfolio was Non-Agency RMBS, 14.7% of our investment portfolio was Agency RMBS, and 10.7% of our investment portfolio was securitized residential mortgage loans.  We expect that over the near term, our investment portfolio will continue to be weighted toward Non-Agency RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code.  A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)).  We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the quarter ended March 31, 2013 and the year ended December 31, 2012.  We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the quarter ended March 31, 2013 and the year ended December 31, 2012.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income.  Therefore, for the quarter ended March 31, 2013 and the year ended December 31, 2012, we believe that we qualified as a REIT under the Code.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Management believes that the most critical accounting policies and estimates, since these estimates require significant judgment, are interest income and other-than-temporary impairment, or OTTI, on Non-Agency RMBS, the determination of the appropriate accounting model for Non-Agency RMBS, the impact of default and prepayment assumptions on RMBS, and fair value measurements. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

For a discussion of the Company’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

Refer to Note 2(q) in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

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

For re-securitized RMBS transactions and loan securitizations, we present the pre-securitized assets transferred into the consolidated trusts in our Consolidated Statements of Financial Condition as Non-Agency RMBS transferred to consolidated VIEs or Securitized loans held for investment.  Post securitization RMBS assets sold are presented as liabilities in our Consolidated Statements of Financial Condition as Securitized debt, collateralized by Non-Agency RMBS and Securitized debt, collateralized by loans held for investment.  We have presented the underlying securities we transferred to the trusts for the calculation of GAAP book value at fair value and recorded the corresponding liability for the notes or certificates sold to third parties at amortized cost.  Fair value adjustments that are not credit related are recorded in Other comprehensive income (loss). Credit related impairments are deemed other-than-temporary and are recorded in earnings.

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

At March 31, 2013 the difference between GAAP book value and estimated economic book value was determined to be $477.6 million.  At December 31, 2012 the difference between GAAP book value and estimated economic book value was determined to be $416.1 million.  This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold and recorded at amortized cost in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts.  The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$69	$-	$69
Senior interest-only	120,051	-	120,051
Subordinated	585,340	-	585,340
Subordinated interest-only	14,534	-	14,534
RMBS transferred to consolidated VIEs	3,299,350	(1,695,076)	1,604,274
Agency RMBS, at fair value	1,632,644	-	1,632,644
Securitized loans held for investment, net of allowance for loan losses	1,082,316	(983,436)	98,880
Other assets	697,751	-	697,751
Total assets	$7,432,055	$(2,678,512)	$4,753,543

Liabilities:
Repurchase agreements, Agency RMBS	1,420,375	-	1,420,375
Securitized debt, collateralized by Non-Agency RMBS	1,241,297	(1,241,297)	-
Securitized debt, collateralized by loans held for investment	959,602	(959,602)	-
Other liabilities	157,108	-	157,108
Total liabilities	3,778,382	(2,200,899)	1,577,483

Total stockholders' equity	3,653,673	(477,613)	3,176,060
Total liabilities and stockholders' equity	$7,432,055	$(2,678,512)	$4,753,543

Book Value Per Share	$3.56	$(0.46)	$3.10

	December 31, 2012
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$88	$-	$88
Senior interest-only	122,869	-	122,869
Subordinated	547,794	-	547,794
Subordinated interest-only	16,253	-	16,253
RMBS transferred to consolidated VIEs	3,274,204	(1,730,422)	1,543,782
Agency RMBS, at fair value	1,806,697	-	1,806,697
Securitized loans held for investment, net of allowance for loan losses	1,300,131	(1,191,607)	108,524
Other assets	674,453	-	674,453
Total assets	$7,742,489	$(2,922,029)	$4,820,460

Liabilities:
Repurchase agreements, Agency RMBS	1,528,025	-	1,528,025
Securitized debt, collateralized by Non-Agency RMBS	1,336,261	(1,336,261)	-
Securitized debt, collateralized by loans held for investment	1,169,710	(1,169,710)	-
Other liabilities	166,014	-	166,014
Total liabilities	4,200,010	(2,505,971)	1,694,039

Total stockholders' equity	3,542,479	(416,058)	3,126,421
Total liabilities and stockholders' equity	$7,742,489	$(2,922,029)	$4,820,460

Book Value Per Share	$3.45	$(0.40)	$3.05

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

Portfolio Review

During the quarter ended March 31, 2013, on an aggregate basis, we purchased $7.4 million, sold $182 thousand, and received $476.1 million in principal payments related to our Agency and Non-Agency RMBS.  Securitized loans decreased to $1.1 billion at March 31, 2013 from $1.3 billion at December 31, 2012, primarily due to principal repayments of $211.4 million during the quarter.  These principal payments were consistent with management’s expectations.

The following table summarizes certain characteristics of our portfolio at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Interest earning assets at period-end *	$6,734,304	$7,068,036
Interest bearing liabilities at period-end	$3,621,274	$4,033,996
Leverage at period-end	1.0:1	1.1:1
Leverage at period-end (recourse)	0.4:1	0.4:1
Portfolio Composition, at principal value
Non-Agency RMBS	76.4%	74.6%
Senior	0.0%	0.0%
Senior, interest only	26.1%	25.2%
Subordinated	9.1%	8.8%
Subordinated, interest only	2.2%	2.1%
RMBS transferred to consolidated VIEs	39.0%	38.5%
Agency RMBS	14.2%	14.7%
Securitized loans	9.4%	10.7%
Fixed-rate percentage of portfolio	74.9%	75.4%
Adjustable-rate percentage of portfolio	25.1%	24.6%
* Excludes cash and cash equivalents.

The following table presents details of each asset class in our portfolio at March 31, 2013 and December 31, 2012.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$126	$44.93	$54.88	0.00%	11.90%	0.10%	35.00%	0.00%	0.00%	12.60%	$-
Senior, interest only	$2,973,384	$4.45	$4.04	1.68%	10.23%	17.69%	17.81%	19.08%	50.31%	0.00%	$-
Subordinated	$1,043,333	$45.13	$56.10	3.17%	10.87%	18.22%	18.70%	17.31%	50.37%	15.12%	$13,660
Subordinated, interest only	$246,466	$6.09	$5.83	2.11%	8.29%	15.88%	17.08%	18.88%	45.06%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$4,444,160	$54.38	$75.78	4.82%	15.58%	13.63%	14.71%	28.42%	58.81%	2.01%	$56,976
Agency Mortgage-Backed Securities	$1,623,245	$103.15	$108.08	4.57%	3.55%	30.16%	26.39%	NA	NA	0.00%	$-
Securitized loans	$1,073,323	$101.95	$101.52	4.80%	3.80%	47.48%	4.77%	1.03%	4.36%	12.88%	$83
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.).

	December 31, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$126	$57.02	$67.00	0.00%	11.90%	22.60%	38.60%	0.00%	0.00%	12.80%	$-
Senior, interest only	$3,012,868	$4.51	$4.08	1.76%	10.36%	17.35%	17.44%	20.13%	50.43%	0.00%	$-
Subordinated	$1,057,821	$44.72	$51.79	3.18%	11.07%	17.36%	18.74%	18.72%	51.03%	15.22%	$15,807
Subordinated, interest only	$256,072	$6.32	$6.35	2.25%	8.90%	20.93%	16.79%	19.97%	44.82%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$4,610,109	$53.96	$72.50	4.88%	15.44%	14.85%	14.86%	29.42%	59.02%	2.29%	$70,953
Agency Mortgage-Backed Securities	$1,756,580	$103.09	$108.24	4.65%	3.59%	28.39%	24.12%	NA	NA	0.00%	$-
Securitized loans	$1,284,845	$102.09	$102.79	4.68%	3.88%	35.21%	4.45%	0.84%	4.35%	11.18%	$404
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
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

The following table presents changes to Accretable Discount and Non-Accretable Difference as it pertains to our entire Non-Agency RMBS portfolio for assets with purchase discounts for the quarters ended March 31, 2013 and 2012.

	For the Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$1,115,268	$1,118,478	$1,202,957	$1,212,274	$1,176,019
Accretion of discount	(39,326)	(40,282)	(36,770)	(38,197)	(36,330)
Purchases	935	-	-	-	29,562
Sales	(17)	8	(81,690)	-	33,939
Transfers from credit reserve	18,419	39,475	44,888	71,987	35,946
Transfers to credit reserve	(7,122)	(2,411)	(10,907)	(43,107)	(26,862)
Balance, end of period	$1,088,157	$1,115,268	$1,118,478	$1,202,957	$1,212,274

	For the Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(dollars in thousands)
	Non-Accretable Difference
Balance, beginning of period	$1,540,780	$1,655,222	$1,773,195	$1,824,956	$1,931,930
Principal Writedowns	(72,055)	(85,555)	(83,948)	(88,568)	(57,372)
Purchases	935	-	-	-	16,063
Sales	32	(8)	(10,058)	-	(104,945)
Net other-than-temporary credit impairment losses	6,163	8,185	10,014	65,687	48,364
Transfers from credit reserve	(18,419)	(39,475)	(44,888)	(71,987)	(35,946)
Transfers to credit reserve	7,122	2,411	10,907	43,107	26,862
Balance, end of period	$1,464,558	$1,540,780	$1,655,222	$1,773,195	$1,824,956

Net Income (Loss) Summary

The table below summarizes the net income (loss) on a GAAP basis for the quarters ended March 31, 2013 and 2012.

Net Income (Loss)
(dollars in thousands)
(unaudited)

	For the Quarter ended
	March 31, 2013	March 31, 2012
Net Interest Income:
Interest income	$29,067	$51,319
Interest expense	(1,833)	(2,326)

Interest income, Assets of consolidated VIEs	96,728	98,349
Interest expense, Non-recourse liabilities of VIEs	(26,996)	(34,049)
Net interest income (expense)	96,966	113,293
Other-than-temporary impairments:
Total other-than-temporary impairment losses	-	(32,077)
Portion of loss recognized in other comprehensive income (loss)	(6,163)	(16,287)
Net other-than-temporary credit impairment losses	(6,163)	(48,364)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	5,402	812
Realized gains (losses) on interest rate swaps	(5,530)	(4,398)
Gains (losses) on interest rate swaps	(128)	(3,586)
Net unrealized gains (losses) on interest-only RMBS	(1,013)	17,947
Realized gains (losses) on sales of investments, net	6	16,010
Total other gains (losses)	(1,135)	30,371
Net investment income (loss)	89,668	95,300
Other expenses:
Management fees	6,449	12,909
Expense recoveries from Manager	(1,855)	-
Net Management fees	4,594	12,909
Provision for loan losses	424	167
General and administrative expenses	4,847	1,989
Total other expenses	9,865	15,065
Income (loss) before income taxes	79,803	80,235
Income taxes	2	2
Net income (loss)	$79,801	$80,233

Our net income decreased by $432 thousand for the quarter ended March 31, 2013 as compared to March 31, 2012.  Our earnings per share on both a basic and diluted basis was $0.08 per share for the both quarters ended March 31, 2013 and 2012.

Net interest income (expense) declined by $16.3 million to $97.0 million in the first quarter of 2013 from $113.3 million in first quarter 2012.  This decrease was primarily driven by a decline in general interest income of  $22.2 million to $29.1 million in the first quarter of 2013 from $51.3 million in the same period of 2012.  This decline was the result of a change in the investment portfolio holdings as we reduced our holdings in Agency RMBS from the first quarter of 2012 to the current period.

During the quarters ended March 31, 2013 net OTTI recognized declined by $42.2 million over the same period of 2012.  The decrease in OTTI is attributable to improving fair values as well as favorable changes in cash flows expected to be collected.  The favorable change in cash flows is mainly attributable to improvements in expected cash flow of our Non-Agency RMBS, and increasing prepayment speeds, which result in an increase in the present value of cash flows expected to be collected.

OTTI charges, recognized on our Non-Agency RMBS, reflect changes in our estimate of the amount and timing of cash flows expected to be collected. At March 31, 2013, we had a gross unrealized loss of $728 thousand related to Agency RMBS and a gross unrealized loss of $27.0 million related to Non-Agency RMBS.  Impairments on Agency RMBS in an unrealized loss position at March 31, 2013 are considered temporary and not credit related. Unrealized losses on Non-Agency RMBS for which no OTTI was recorded during the quarter are considered temporary based on an estimate of the cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. Significant judgment is used in estimating both our cash flows expected to be collected for its Non-Agency RMBS and the credit component of OTTI.  Refer to “Significant Accounting Policies” in the accompanying notes to the consolidated financial statements for more information regarding the recognition of OTTI.

Net income also increased as we recorded lower net unrealized losses on our IO RMBS of $19.0 million for the quarter ended March 31, 2013 as compared to the same period of 2012.  We have elected to have all changes in fair value of our IO RMBS recorded in earnings as part of our fair-value election.

Additionally, we had reduced realized gains in the quarter ended March 31, 2013 compared to the same period of 2012 of $16.0 million.  During the quarter ended March 31, 2013, we sold investments with an amortized cost of $176 thousand for a realized gain of $6 thousand compared to realized gains of $16.0 million for the quarter ended March 31, 2012.

Finally, management expenses declined by $6.5 million for the quarter ended March 31, 2013 as compared to the same period of 2012, due to the reduction of management fees from our manager, FIDAC.  See further discussion of the changes to the FIDAC management agreement in our discussion of related party transactions below.

Overall net income for the quarter ended March 31, 2013 was not significantly different from net income for the quarter ended March 31, 2012.

Results of Operations for the Quarters Ended March 31, 2013 and 2012

Our primary source of income is interest income earned on our assets.  Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on interest rate swaps.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net interest payments on interest rate swaps, which is presented as Realized gains (losses) on interest rate swaps in our Consolidated Statements of Operations and Comprehensive Income.  Interest rate swaps are used to hedge the increase in interest paid on repurchase agreements in a rising rate environment.  Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments.  We believe this presentation is useful to investors because this presentation depicts the economic value of our investment strategy, by showing actual interest expense and net interest income.  Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense.  Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Swaps	Economic Net Interest Income (1)
For the Quarter Ended March 31, 2013	$125,795	$28,829	$5,530	$34,359	$96,966	$5,530	$91,422
For the Year Ended December 31, 2012	$589,440	$126,558	$20,223	$146,781	$462,882	$20,223	$442,639
For the Quarter Ended December 31, 2012	$133,552	$33,874	$5,333	$39,207	$99,678	$5,333	$94,334
For the Quarter Ended September 30, 2012	$144,696	$34,356	$5,298	$39,654	$110,340	$5,298	$105,038
For the Quarter Ended June 30, 2012	$161,524	$21,953	$5,194	$27,147	$139,571	$5,194	$134,375
For the Quarter Ended March 31, 2012	$149,668	$36,375	$4,398	$40,773	$113,293	$4,398	$108,892
(1) Excludes cash and cash equivalents.

Economic Net Interest Income

The table below shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	Average Earning Assets Held (1)	Interest Earned on Assets (1)	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Economic Average Cost of Funds	Economic Net Interest Income (1) (2)	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2013	$11,631,215	$125,781	4.33%	$3,803,946	$34,359	3.61%	$91,422	0.72%
For The Year Ended December 31, 2012	$10,721,300	$589,420	5.50%	$4,372,034	$146,781	3.36%	$442,639	2.14%
For The Quarter Ended December 31, 2012	$10,956,750	$133,541	4.88%	$4,014,159	$39,207	3.91%	$94,334	0.97%
For The Quarter Ended September 30, 2012	$12,366,202	$144,692	4.68%	$4,397,212	$39,654	3.61%	$105,038	1.07%
For The Quarter Ended June 30, 2012	$9,898,151	$161,522	6.53%	$4,718,431	$27,147	2.30%	$134,375	4.23%
For The Quarter Ended March 31, 2012	$9,664,096	$149,665	6.19%	$4,358,333	$40,773	3.74%	$108,892	2.45%
(1) Excludes cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps.

Our economic net interest income declined by $17.5 million for the quarter ended March 31, 2013 as compared to the same period of 2012.  Our net interest spread, which equals the yield on our average assets for the period less the economic average cost of funds for the period, declined by 173 basis points for the quarter ended March 31, 2013 from the same period of 2012.  We attribute the decline in economic net interest income for the quarter ended March 31, 2013 compared to 2012 to decrease in our yield on our average assets.

Interest Income and Average Earning Asset Yield

Our average earning assets increased by $2.0 billion as of March 31, 2013 from the quarter ended March 31, 2012.  Our interest income declined by $23.9 million for the quarter ended March 31, 2013 from quarter ended March 31, 2012.  The yield on our portfolio declined by 186 basis points for the quarter ended March 31, 2013 as compared to the same period of 2012.  While the average earning assets increased year over year, the yield on these assets has declined due to the addition of three new securitizations of whole loans totaling approximately $1.5 billion which yield less than the securitizations of RMBS securities.

Economic Interest Expense and the Cost of Funds

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

	Average Borrowed Funds	Economic Interest Expense (1)	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2013	$3,803,946	$34,359	3.61%	0.24%	0.73%	(0.49%)	3.37%	2.88%
For The Year Ended December 31, 2012	$4,372,034	$146,781	3.36%	0.24%	0.74%	(0.49%)	3.12%	2.62%
For The Quarter Ended December 31, 2012	$4,014,159	$39,207	3.91%	0.24%	0.73%	(0.49%)	3.67%	3.18%
For The Quarter Ended September 30, 2012	$4,397,212	$39,654	3.61%	0.24%	0.73%	(0.49%)	3.37%	2.88%
For The Quarter Ended June 30, 2012	$4,718,431	$27,147	2.30%	0.24%	0.73%	(0.49%)	2.06%	1.57%
For The Quarter Ended March 31, 2012	$4,358,333	$40,773	3.74%	0.26%	0.76%	(0.50%)	3.48%	2.98%
(1) Includes effect of realized losses on interest rate swaps.

Average borrowed funds decreased by $554.4 million as of the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.  This decline is due primarily to a significant reduction in repurchase agreements year over year.  This decline reflects our rebalancing of the portfolio from agency collateralized repurchase agreements to securitized debt collateralized by loans held for investment.

Economic interest expense decreased by $6.4 million for the quarter ended March 31, 2013 as compared to the same period of 2012.  This decline is due to the decrease in our average borrowed funds for the quarter ended March 31, 2013 as compared to March 31, 2012.  The average cost of funds did not significantly change period over period as average one-month and six-month LIBOR rates did not change significantly from the quarter ended March 31, 2013 as compared to March 31, 2012.  The reduction in spread is due primarily to the increase in securitized loans held for investment which produce a lower yield than the RMBS securities.

Gains and Losses on Sales of Assets

During the quarter ended March 31, 2013, we sold RMBS (primarily Agency RMBS) with a carrying value of $176 thousand for realized gains of $6 thousand. During the quarter ended March 31, 2012, we sold RMBS with a carrying value of $63.0 million for realized gains of $16.0 million. Capital gains from sales of securities are realized when management believes it is appropriate to sell a security.  Management may decide to sell securities to reduce leverage in the portfolio, improve liquidity and take advantage of market conditions.

Secured Debt Financing Transactions

We did not re-securitize any RMBS or jumbo prime whole loans during the quarter ended March 31, 2013.  During the quarter ended March 31, 2012, we financed the purchase of $753.7 million of jumbo prime whole loans by securitizing and selling senior bonds to third party investors for net proceeds of $696.1 million. We retained the subordinate tranches of the securitization.

Provision for Loan Losses

The provision for loan losses related to our securitized loans held for investment represents managements estimate of expected future losses on the securitized loans held.  During the quarter ended March 31, 2013, the provision for loan losses increased by $424 thousand, net of principal writedowns on loans of $83 thousand.  The total loan loss reserve as of March 31, 2013 is $12.0 million.  During the quarter ended March 31, 2012, the provision for loan losses increased by $892 thousand.

Management Fee and General and Administrative Expenses

The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2013	$9,441	0.50%	1.05%
For The Year Ended December 31, 2012	$58,799	0.76%	1.78%
For The Quarter Ended December 31, 2012	$12,658	0.66%	1.45%
For The Quarter Ended September 30, 2012	$15,799	0.80%	1.92%
For The Quarter Ended June 30, 2012	$15,444	0.75%	1.95%
For The Quarter Ended March 31, 2012	$14,898	0.74%	1.92%

We paid FIDAC a management fee of $6.4 million and $12.9 million for the quarters ended March 31, 2013 and 2012, respectively.  The management fee is based on our stockholders’ equity as defined in the investment management agreement. The decrease in the management fee is due to the agreement to lower the management fee until all our SEC filings are current.  See further discussion of the management fee and other agreements with FIDAC in our discussion of related party transactions below.

G&A expenses were $4.8 million and $2.0 million for the quarters ended March 31, 2013 and 2012, respectively.  Our G&A expenses increased primarily due to increased legal and accounting fees as well as increased servicing fees associated with the CSMC 2012-CIM1, CSMC 2012-CIM2 and CSMC 2012-CIM securitizations.

Our Manager has agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the Evaluation); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the Restatement Filing); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the Investigation); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees of $542,400), outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.  The amount paid by our Manager related to these expenses for the quarter ended March 31, 2013 is $1.9 million and is presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

We reimburse FIDAC for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.  During the quarters ended March 31, 2013 and 2012, we reimbursed FIDAC approximately $99 thousand and $115 thousand for such expenses, respectively.

Net Income (Loss) and Return on Average Equity

Our net income was $79.8 million and $80.2 million for the quarters ended March 31, 2013 and 2012, respectively.  Economic net interest income as a percentage of average equity decreased by 384 basis points for the quarter ended March 31, 2013 as compared to the same period of 2012.  The decline in our economic net interest income as a percentage of average equity is due to the lower yield on our average assets from the increase in securitized loans held for investment.  The return on average equity decreased by 145 basis points for the quarter ended March 31, 2013 as compared to the same period of 2012.  The decline in our return on average equity is primarily due to the decline in the net interest rate spread, offset in part by reduced management fees.  The table below shows our economic net interest income, realized gains (losses) on sale of assets and the credit related OTTI, realized and unrealized gains (losses) on interest rate swaps and IOs, total management fee and G&A expenses, and income tax, each as a percentage of average equity, and the return on average equity for the periods presented.

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Income Tax Benefit/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Quarter Ended March 31, 2013	10.17%	(0.73%)	0.49%	(1.05%)	0.00%	8.87%
For The Year Ended December 31, 2012	13.44%	(1.44%)	(0.26%)	(1.78%)	0.00%	9.95%
For The Quarter Ended December 31, 2012	10.85%	(1.03%)	0.68%	(1.45%)	0.00%	9.04%
For The Quarter Ended September 30, 2012	12.74%	7.11%	(2.40%)	(1.92%)	0.00%	15.53%
For The Quarter Ended June 30, 2012	16.93%	(8.14%)	(1.70%)	(1.95%)	0.00%	5.14%
For The Quarter Ended March 31, 2012	14.01%	(4.18%)	2.41%	(1.92%)	0.00%	10.32%
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

We also use interest rate swaps to manage our interest rate risks.  Under these swap agreements, we pledge Agency RMBS as collateral as part of a margin arrangement for interest rate swaps that are in an unrealized loss position.  If a swap counterparty were to default on its obligation, we would be exposed to a loss to the extent that the amount of our Agency RMBS pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with six counterparties as of March 31, 2013 that are either domiciled in Europe or are a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at March 31, 2013:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	177,831	$-	$8,815	0.12%
Germany	1	-	(12,925)	1,862	0.03%
Netherlands	1	186,528	-	8,972	0.12%
Switzerland	2	232,872	(35,612)	18,342	0.25%
United Kingdom	1	147,609	-	5,291	0.07%
Total	6	$744,840	$(48,537)	$43,282	0.59%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At March 31, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We also expect to meet our short term liquidity needs by relying on the cash flows generated by our investments.  These cash flows are primarily comprised of monthly principal and interest payments received on our investments.  We may also sell our investments and utilize those proceeds to meet our short term liquidity needs or enter into non-recourse financing of our assets through sales of securities to third parties of loan securitization or RMBS re-securitization transactions that we have completed in prior periods.

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

Current Period

We held cash and cash equivalents of approximately $649.5 million and $621.2 million at March 31, 2013 and December 31, 2012, respectively.

Our operating activities provided net cash of approximately $66.4 million and $94.5 million for the quarters ended March 31, 2013 and 2012, respectively. The cash provided by operating activities decreased for the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012 due primarily to a decrease in economic net interest income earned on the portfolio of $17.5 million.

Our investing activities provided net cash of approximately $468.9 million for the quarter ended March 31, 2013 and resulted in the net use of cash of approximately $428.8 million for the quarter ended March 31, 2012.  During the quarter ended March 31, 2013 we generated cash primarily from principal payments of $476.1 million related to all our investment assets offset in part by purchases of $7.4 million in RMBS securities.  During the quarter ended March 31, 2012, we used cash to purchase securitized loans related to the CSMC 2012-CIM1 transaction of $753.7 million and used cash to purchase RMBS securities of $91.4 million.  These uses of cash were offset in part by principal payments received of $337.3 million and proceeds from sales of securities of $79.1 million.

Our financing activities resulted in the net use of cash of approximately $507.0 million for the quarter ended March 31, 2013 and provided net cash of approximately $259.2 million for the quarter ended March 31, 2012.  During the quarter ended March 31, 2013, we used cash to repay repurchase agreements, net of new borrowings of $107.7 million.  Other uses of cash for the quarter ended March 31, 2013 included repayment of principal of our securitized debt of $306.9 million and the payment of the fourth quarter 2012 dividend of $92.4 million. During the quarter ended March 31, 2012, we received proceeds from the issuance of debt related to the CSMC 2012-CIM1 securitization of $696.1 million. This receipt of cash was offset in part by our use of cash to repay repurchase agreements of $170.1 million, net of new borrowings.  In addition we used cash for the repayments of debt on securitized borrowings of $149.6 million and the payment of dividends of $112.9 million.

We expect to continue to finance our RMBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities as a source of cash to fund new purchases.

At March 31, 2013 and December 31, 2012, the remaining maturities on our RMBS repurchase agreements were as follows.

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Overnight	$25,985	$-
1-29 days	791,373	732,809
30 to 59 days	284,763	325,915
60 to 89 days	258,164	-
90 to 119 days	60,090	211,137
Greater than or equal to 120 days	-	258,164
Total	$1,420,375	$1,528,025

We collateralize the repurchase agreements we use to finance our operations with Agency RMBS.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur.  At March 31, 2013, the weighted average haircut on our repurchase agreements was 4.87%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us.  A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average repurchase balance and repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average balances except in periods where we are adjusting the size of our portfolio by using leverage.  Our average repurchase agreement balance at March 31, 2013 decreased compared to our average repurchase agreement balance for the quarter ended December 31, 2012 due to sales of Agency RMBS during the fourth quarter of 2012 by $107.0 million.  The Company continues to deploy capital to the strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter Ended March 31, 2013	$1,460,629	$1,420,375
Year Ended December 31, 2012	$2,122,421	$1,528,025
Quarter Ended December 31, 2012	$1,567,605	$1,528,025
Quarter Ended September 30, 2012	$1,954,958	$1,658,906
Quarter Ended June 30, 2012	$2,412,827	$2,362,088
Quarter Ended March 31, 2012	$2,554,295	$2,502,870

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At March 31, 2013 and December 31, 2012 our total debt was approximately $3.6 billion and $4.0 billion, which represented a debt-to-equity ratio of approximately 1.0:1 and 1.1:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

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

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the quarters ended March 31, 2013 or 2012.

On September 24, 2009, we implemented a Dividend Reinvestment and Share Purchase Plan, or DRSPP.  The DRSPP provided holders of record of our common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of our common stock as well as to make optional cash payments to purchase shares of our common stock.  The DRSPP was administered by the Administrator, Computershare. The DRSPP was suspended when we were no longer current on our filings beginning in the second quarter of 2012.  During the quarter ended March 31, 2012 we raised $117 thousand by issuing 39,000 shares through the DRSPP.

As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we will not be able to issue shares of our common stock under the equity distribution agreement or DRSPP until filings with the SEC have been timely made for a full year.

During the quarter ended March 31, 2013 we declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the quarter ended March 31, 2012, we declared dividends to common shareholders totaling $112.9 million, or $0.11 per share.

The Board of Directors declared and paid a regular quarterly dividend of $0.09 per share for the second, third and fourth quarters of 2013.  The Board of Directors has determined that there will be a regular quarterly dividend of $0.09 per share for each of the first two quarters of 2014. The Board of Directors will review this program after the conclusion of the second quarter of 2014. The Board of Directors also declared and paid a special dividend of $0.20 per share payable on January 31, 2014 to shareholders of record on January 8, 2014.

There was no preferred stock issued or outstanding as of March 31, 2012 and December 31, 2012.

Related Party Transactions Management Agreement

On November 15, 2007 we entered into a management agreement with FIDAC, pursuant to which FIDAC is entitled to receive a management fee and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement.  The management fee and expenses do not have fixed and determinable payments and the termination fee is no longer applicable.

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

March 2013 Amendment to Management Agreement

On March 8, 2013 we amended the management agreement. In the amendment, we memorialized the reduction in the management fee. Additionally, our Manager agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the Evaluation); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the Restatement Filing); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the Investigation); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

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

Fees Paid Under the Management Agreement

For the quarters ended March 31, 2013 and 2012, our Manager earned management fees of $6.4 million and $12.9 million, respectively and received expense reimbursements of $99 thousand and $115 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services. RCap may also provide brokerage services to us from time to time.  During the quarters ended March 31, 2013 and 2012, fees paid to RCap were $34 thousand and $44 thousand, respectively.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to employees of our Manager and its affiliates and members of our board of directors on January 2, 2008.  During the quarters ended March 31, 2013 and 2012, 29,300 and 31,600 shares of restricted stock vested, respectively.  Of those vested shares 2,000 and 200 shares were forfeited, respectively.  At March 31, 2013 2012 there were approximately 586,000 and 726,800 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the quarter ended March 31, 2013 and 2012, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $78 thousand and $82 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2013 and December 31, 2012.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

March 31, 2013
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,420,375	$-	$-	$-	$1,420,375
Securitized debt	557,036	689,102	371,069	512,916	2,130,123
Interest expense on RMBS repurchase agreements (1)	3,214	5	-	-	3,219
Interest expense on securitized debt (1)	78,323	103,003	68,621	206,175	456,122
Total	$2,058,948	$792,110	$439,690	$719,091	$4,009,839
(1) Interest is based on variable rates in effect as of March 31, 2013.

December 31, 2012
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,528,025	$-	$-	$-	$1,528,025
Securitized debt	658,423	793,150	430,993	555,717	2,438,283
Interest expense on RMBS repurchase agreements (1)	3,481	5	-	-	3,486
Interest expense on securitized debt (1)	88,177	113,931	72,902	201,721	476,731
Total	$2,278,106	$907,086	$503,895	$757,438	$4,446,525
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

Capital Requirements

At March 31, 2013 and December 31, 2012, we had no material commitments for capital expenditures.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income (subject to certain adjustments). We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, we must first meet any operating requirements and scheduled debt service on our financing facilities and other debt payable.

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

Based on our calculations, as of March 31, 2013 and 2012, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission, or CFTC, gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator, or CPO, and, absent relief from the Division or the Commission, to register as CPOs.  On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete.  The conditions that must be met to claim the relief are that the mortgage real estate investment trust must:

●
Limit the initial margin and premiums required to establish its commodity interest positions to no more than five percent of the fair market value of the mortgage real estate investment trust’s total assets;

●
Limit the net income derived annually from its commodity interest positions that are not qualifying hedging transactions to less than five percent of the mortgage real estate investment trust’s gross income;

●
Ensure that interests in the mortgage real estate investment trust are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options, or swaps markets; and

●	Either:

o	identify itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally repurchase agreements, warehouse facilities and securitization/re-securitization vehicles. Our repurchase agreements and warehouse facilities may be of limited duration that are periodically refinanced at current market rates. We intend to mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, futures and mortgage options.

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

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisitions of RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and RMBS.  In most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this 2013 Form 10-Q.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value for our Agency RMBS portfolio should interest rates go up or down 25, 50, and 75 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2013 and various estimates regarding prepayment and all activities are made at each level of rate change.  Actual results could differ significantly from these estimates.

	March 31, 2013

Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value , with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-75 Basis Points	(6.77%)	1.09%
-50 Basis Points	(4.63%)	0.54%
-25 Basis Points	(2.41%)	0.14%
Base Interest Rate	-	-
+25 Basis Points	2.90%	(0.15%)
+50 Basis Points	6.47%	(0.34%)
+75 Basis Points	10.14%	(0.62%)
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

Basis Risk

We seek to limit our interest rate risk by hedging portions of our portfolio through interest rate swaps and other types of hedging instruments. Interest rate swaps are generally tied to underlying Treasury benchmark and LIBOR interest rates. Basis risk relates to the risk of the yield spread between our RMBS and underlying hedges widening. Such a widening may cause a decline in the fair value of our RMBS that is greater than the increase in fair value of our hedges resulting in a net decline in book value. The widening of mortgage-backed securities yields versus Treasury benchmark and LIBOR interest rates may result from a variety of factors such as anticipated or actual monetary policy actions or other market factors.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2013.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2013
(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,418,714	$1,210,623	$1,145,738	$7,631,962	$11,407,037
Cash equivalents	649,526	-	-	-	649,526
Total rate sensitive assets	2,068,240	1,210,623	1,145,738	7,631,962	12,056,563

Rate sensitive liabilities	290,219	331,562	73,819	1,613,972	2,309,572
Interest rate sensitivity gap	$1,778,021	$879,061	$1,071,919	$6,017,990	$9,746,991

Cumulative rate sensitivity gap	$1,778,021	$2,657,082	$3,729,001	$9,746,991
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	15%	22%	31%	81%

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

ITEM 4. Controls and Procedures

Changes in Internal Controls

In our Annual Report on Form 10-K for the year ended December 31, 2012, we disclosed that management had identified material weaknesses in our internal controls over financial reporting.  As of December 31, 2012, we determined that our resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for the complexity of our investments in Non-Agency RMBS securities, IO strips, impairment of securitized loans held for investment, effective interest calculations and related disclosures in accordance with generally accepted accounting principles.  We did not design and maintain adequate procedures or effective review and approval controls, including the review of journal entries and reconciliations, over routine processes.  We did not design and maintain adequate review and approval controls over significant estimates and their related disclosure process to prevent or detect a material misstatement and we identified an overreliance on spreadsheets consisting of manual inputs and complex calculations used to record transactions and estimates supporting the financial statement amounts and disclosures.

Management is committed to the ongoing remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment.

After the issuance of the interim financial statements for the third quarter of 2011, our management met more frequently with the Audit Committee of the Company’s Board of Directors. The Audit Committee, assisted by independent legal counsel and outside accounting experts engaged by its counsel, has initiated an internal investigation into the facts and circumstances leading to the restatement of the Company’s financial statements and will make recommendations for appropriate remedial measures based on its findings. This investigation is ongoing and the Audit Committee has not presented a final recommendation to the Board of Directors.

The Company engaged a leading accounting firm to advise management with respect to accounting standards research support and engaged a leading professional services organization specializing in accounting and reporting matters to aid management with key facets of the material weaknesses in our internal controls over financial reporting. During 2012 and 2013, we added resources in accounting policy, middle office and financial reporting roles, including technical accounting subject matter resources and a new Chief Financial Officer. The additional resources have remediated the material weakness described in the 2011 Form 10-K regarding our resources and level of technical accounting expertise within the accounting function to properly evaluate and account for the complexity of the Company’s investments in Non-Agency RMBS securities, IO strips, impairment of securitized loans held for investment, and related disclosures in accordance with generally accepted accounting principles.

Additionally, we have added resources and updated processes regarding the direct independent review and validation of inputs used in significant estimates such as the determination of the fair value, impairment, or interest income related to our investments in RMBS and securitized loans held for investment, including the formalization of a middle office function. We engaged two independent pricing services to test and validate the models we use to value our portfolio.

Further, expanding the accounting policy, middle office and financial reporting group has increased the opportunity to further segregate duties, add additional review steps, improve the technical competency of the accounting function and improve our control environment. These resources will provide improved documentation and evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements.

Based upon the substantial work described above and the procedures performed through the filing of this Form 10-Q, we have concluded that the consolidated financial statements for the periods covered by and included in this Form 10-Q are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

Our Chief Executive Officer and Chief Financial Officer determined that the aforementioned material weaknesses in our internal controls over financial reporting were not fully remediated and that our disclosure controls and procedures were not effective as of March 31, 2013.

Other than the changes discussed above, there have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15 (f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors has received three derivative demand letters alleging, among other things, that the directors and our officers, as well as our Manager, FIDAC, breached their fiduciary duties to us by failing to institute adequate internal controls and failing to ensure that we made accurate financial disclosures.  These letters request, among other things, that the Board of Directors take action to investigate and remedy the alleged breaches of fiduciary duty.  At the conclusion of its investigation, the Audit Committee will make final recommendations to the Board of Directors about an appropriate response to the letters.  The Audit Committee currently expects to conclude its investigation at the same time as the Company files its Annual Report on Form 10-K for the year ended December 31, 2013.  These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors

 Under “Part I — Item 1A — Risk Factors” of our Form 10-K for the year ended December 31, 2012, we set forth risk factors related to (i) risks associated with the restatement of our financial statements and related matters, (ii) risks associated with adverse developments in the mortgage finance and credit markets, (iii) risks associated with our management and relationship with our Manager, (iv) risks related to our business, (v) risks related to our investments, (vi) regulatory and legal risks, (vii) risks related to our common stock, and (viii) tax risks.  You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2012.  As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2012.

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

**           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2013 (Unaudited) and December 31, 2012 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters ended March 31, 2013 and 2012; (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the quarters ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION
By: /s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: February 21, 2014

By: /s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: February 21, 2014

S-1