Form 10-Q
period 2013-06-30
CHIMERA INVESTMENT CORP
filed 2014-03-20
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2013

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
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at March 20, 2014
Common Stock, $.01 par value	1,027,588,342

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited consolidated financial statements as of December 31, 2012)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2013 and 2012	2

Consolidated Statements of Changes In Stockholders’ Equity (Deficit) (Unaudited) for the six months ended June 30, 2013 and 2012	3

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	58

Item 4. Controls and Procedures	62

Part II. OTHER INFORMATION	63

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 6. Exhibits	64

SIGNATURES	S-1

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	June 30, 2013 (Unaudited)	December 31, 2012 (1)
Assets:
Cash and cash equivalents	$168,153	$621,153
Non-Agency RMBS, at fair value
Senior	73	88
Senior interest-only	264,723	122,869
Subordinated	470,586	547,794
Subordinated interest-only	14,047	16,253
Agency RMBS, at fair value	2,074,811	1,806,697
Accrued interest receivable	17,399	15,248
Other assets	9,453	13,970
Subtotal	3,019,245	3,144,072
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	3,219,691	3,274,204
Securitized loans held for investment, net of allowance for loan losses of $9.6 million and $11.6 million, respectively	924,566	1,300,131
Accrued interest receivable	20,136	24,082
Subtotal	4,164,393	4,598,417
Total assets	$7,183,638	$7,742,489

Liabilities:
Repurchase agreements, Agency RMBS ($1.6 billion and $1.6 billion pledged as collateral, respectively)	$1,478,141	$1,528,025
Accrued interest payable	1,297	2,441
Dividends payable	92,436	92,431
Accounts payable and other liabilities	2,299	1,170
Investment management fees and expenses payable to affiliate	5,798	7,675
Interest rate swaps, at fair value	35,359	53,939
Subtotal	1,615,330	1,685,681
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, collateralized by Non-Agency RMBS ($3.2 billion and $3.3 billion pledged as collateral, respectively)	1,128,752	1,336,261
Securitized debt, collateralized by loans held for investment ($908.0 million and $1.3 billion pledged as collateral, respectively)	805,229	1,169,710
Accrued interest payable	6,494	8,358
Subtotal	1,940,475	2,514,329
Total liabilities	$3,555,805	$4,200,010

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,593,441 and 1,027,597,458 shares issued and outstanding, respectively	10,271	10,268
Additional paid-in-capital	3,604,714	3,604,554
Accumulated other comprehensive income (loss)	1,036,988	989,936
Retained earnings (accumulated deficit)	(1,024,140)	(1,062,279)
Total stockholders' equity	$3,627,833	$3,542,479
Total liabilities and stockholders' equity	$7,183,638	$7,742,489
(1) Derived from the audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Interest Income:
Interest income	$33,629	$52,031	$62,696	$103,350
Interest expense	(1,629)	(2,473)	(3,462)	(4,799)

Interest income, Assets of consolidated VIEs	93,936	109,493	190,664	207,842
Interest expense, Non-recourse liabilities of consolidated VIEs	(24,982)	(19,480)	(51,978)	(53,529)
Net interest income (expense)	100,954	139,571	197,920	252,864
Other-than-temporary impairments:
Total other-than-temporary impairment losses	-	(12,474)	-	(44,551)
Portion of loss recognized in other comprehensive income (loss)	-	(53,213)	(6,163)	(69,500)
Net other-than-temporary credit impairment losses	-	(65,687)	(6,163)	(114,051)

Other gains (losses):
Net unrealized gains (losses) on interest rate swaps	13,178	(10,992)	18,580	(10,180)
Net realized gains (losses) on interest rate swaps	(5,391)	(5,194)	(10,921)	(9,592)
Net gains (losses) on interest rate swaps	7,787	(16,186)	7,659	(19,772)
Net unrealized gains (losses) on interest-only RMBS	(12,974)	(2,532)	(13,987)	15,415
Net realized gains (losses) on sales of investments	54,117	-	54,123	16,010
Total other gains (losses)	48,930	(18,718)	47,795	11,653
Net investment income (loss)	149,884	55,166	239,552	150,466

Other expenses:
Management fees	6,498	12,903	12,947	25,812
Expense recoveries from Manager	(3,315)	-	(5,170)	-
Net management fees	3,183	12,903	7,777	25,812
Provision for loan losses, net	(1,703)	(1,059)	(1,279)	(892)
General and administrative expenses	5,197	2,541	10,044	4,530
Total other expenses	6,677	14,385	16,542	29,450
Income (loss) before income taxes	143,207	40,781	223,010	121,016
Income taxes	-	-	2	2
Net income (loss)	$143,207	$40,781	$223,008	$121,014

Net income (loss) per share available to common shareholders:
Basic	$0.14	$0.04	$0.22	$0.12
Diluted	$0.14	$0.04	$0.22	$0.12

Weighted average number of common shares outstanding:
Basic	1,027,066,041	1,026,809,700	1,027,052,341	1,026,785,896
Diluted	1,027,593,441	1,027,505,247	1,027,594,472	1,027,497,417

Dividends declared per share of common stock	$0.09	$0.09	$0.18	$0.20

Comprehensive income (loss):
Net income (loss)	$143,207	$40,781	$223,008	$121,014
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(22,582)	(4,021)	95,012	119,113
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	-	65,687	6,163	114,051
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(54,117)	-	(54,123)	(16,010)
Other comprehensive income (loss)	(76,699)	61,666	47,052	217,154
Comprehensive income (loss)	$66,508	$102,447	$270,060	$338,168

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2011	$10,267	$3,603,739	$433,453	$(999,840)	$3,047,619
Net income	-	-	-	121,014	121,014
Unrealized gains (losses) on available-for-sale securities, net	-	-	119,113	-	119,113
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	114,051	-	114,051
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(16,010)	-	(16,010)
Proceeds from direct purchase and dividend reinvestment	1	116	-	-	117
Proceeds from restricted stock grants	-	169	-	-	169
Common dividends declared, $0.20 per share	-	-	-	(205,359)	(205,359)
Balance, June 30, 2012	$10,268	$3,604,024	$650,607	$(1,084,185)	$3,180,714

Balance, December 31, 2012	$10,268	$3,604,554	$989,936	$(1,062,279)	$3,542,479
Net income	-	-	-	223,008	223,008
Unrealized gains (losses) on available-for-sale securities, net	-	-	95,012	-	95,012
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	6,163	-	6,163
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(54,123)	-	(54,123)
Proceeds from restricted stock grants	3	160	-	-	163
Common dividends declared, $0.18 per share	-	-	-	(184,869)	(184,869)
Balance, June 30, 2013	$10,271	$3,604,714	$1,036,988	$(1,024,140)	$3,627,833

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$223,008	$121,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(40,603)	(28,340)
Amortization of deferred financing costs	3,850	5,265
Accretion (amortization) of securitized debt discounts/premiums, net	4,753	(883)
Net unrealized losses (gains) on interest rate swaps	(18,580)	10,180
Net unrealized losses (gains) on interest-only RMBS	13,987	(15,415)
Net realized losses (gains) on sales of investments	(54,123)	(16,010)
Net other-than-temporary credit impairment losses	6,163	114,051
Provision for loan losses, net	(1,279)	(892)
Equity-based compensation expense	163	169
Changes in operating assets:	-	-
Decrease (increase) in accrued interest receivable, net	1,795	(725)
Decrease (increase) in other assets	675	447
Changes in operating liabilities:	-
Increase (decrease) in accounts payable and other liabilities	1,129	(79)
Increase (decrease) in investment management fees and expenses payable to affiliate	(1,877)	7
Increase (decrease) in accrued interest payable, net	(3,008)	610
Net cash provided by (used in) operating activities	136,053	189,399
Cash Flows From Investing Activities:
RMBS portfolio:
Purchases	(1,109,346)	(101,764)
Sales	429,562	79,059
Principal payments	303,510	362,625
Non-Agency RMBS transferred to consolidated VIEs:
Principal payments	230,947	263,772
Securitized loans held for investment:
Purchases	-	(1,185,664)
Principal payments	367,765	114,148
Net cash provided by (used in) investing activities	222,438	(467,824)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	3,633,247	3,918,315
Payments on repurchase agreements	(3,683,131)	(4,229,216)
Payment of deferred financing costs	-	(8,073)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	-	1,101,526
Payments on securitized debt borrowings, collateralized by loans held for investment	(363,451)	(110,495)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(213,292)	(257,938)
Net proceeds from direct purchase and dividend reinvestment	-	117
Common dividends paid	(184,864)	(225,883)
Net cash provided by (used in) financing activities	(811,491)	188,353
Net increase (decrease) in cash and cash equivalents	(453,000)	(90,072)
Cash and cash equivalents at beginning of period	621,153	206,299
Cash and cash equivalents at end of period	$168,153	$116,227

Supplemental disclosure of cash flow information:
Interest received	$214,552	$283,015
Interest paid	$49,846	$58,601
Management fees and expenses paid to affiliate	$14,824	$25,805

Non-cash investing activities:
Payable for investments purchased	$-	$14,863
Net change in unrealized gain (loss) on available-for sale securities	$47,052	$217,154

Non-cash financing activities:
Common dividends declared, not yet paid	$92,436	$92,413

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

The securitization entities are comprised of senior classes of residential mortgage backed securities (“RMBS”) and jumbo, prime, residential mortgage loans.  See Notes 3, 4 and 8 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at June 30, 2013 and December 31, 2012.

(d) Agency and Non-Agency Residential Mortgage-Backed Securities

The Company invests in RMBS representing interests in obligations backed by pools of mortgage loans.  The Company delineates between Agency RMBS and Non-Agency RMBS as follows: Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation. Non-Agency RMBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk.  Repayment of principal and interest on Non-Agency RMBS is subject to the performance of the mortgage loans or RMBS collateralizing the obligation.

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

(e) Interest-Only RMBS

The Company invests in IO Agency and Non-Agency RMBS strips.  IO RMBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company has elected the fair value option to account for IO RMBS strips to simplify the reporting of changes in fair value.  The IO RMBS strips are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Interest income on IO RMBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium or discount is calculated in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on interest-only RMBS on the Consolidated Statement of Operations and Comprehensive Income (Loss).  Interest income reported on IO RMBS strips was $6.9 million and $7.7 million for the quarters ended June 30, 2013, and 2012, respectively.  Interest income reported on IO securities was $10.2 million and $13.7 million for the six months ended June 30, 2013 and 2012, respectively.

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

The Company has established a specific reserve that reflects consideration of loans more than 60 days delinquent, loans in foreclosure, and borrowers that have declared bankruptcy.  The loan loss provision related to these loans is measured as the difference between the unpaid principal balance and the estimated fair value of the property securing the mortgage, less estimated costs to sell.  The specific reserve also reflects consideration of concessions granted to borrowers by the servicer in the form of modifications (i.e., reductions).  Loan loss provisions related to these modifications are based on the contractual principal and interest payments, post-modification, discounted at the loan’s original effective interest rate.  Loans with specific reserves are individually evaluated for impairment.  Loan modifications made by the servicer are evaluated to determine if they constitute troubled debt restructurings (“TDRs”).  A restructuring of a loan constitutes a TDR if the servicer, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Impairment of modified loans considered to be TDRs is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate at inception. If the present value of expected cash flows is less than the recorded investment in the loan, an allowance for loan losses is recognized with a corresponding charge to the provision for loan losses. Impairment of all other loans individually evaluated is measured as the difference between the unpaid principal balance and the estimated fair value of the collateral, less estimated costs to sell.  The Company charges off the corresponding loan allowance and related principal balance when the servicer reports a realized loss. A complete discussion of securitized loans held for investment is included in Note 4 to these consolidated financial statements.

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

(i) Securitized Debt, Non-Agency RMBS Transferred to Consolidated VIEs, and Securitized Debt, Loans Held for Investment

The Company has issued securitized debt to finance a portion of its residential mortgage loan and RMBS portfolios.  Certain transactions involving residential mortgage loans are accounted for as secured borrowings, and are recorded as Securitized loans held for investment and the corresponding debt as Securitized debt, collateralized by loans held for investment in the Consolidated Statements of Financial Condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal to the debt holders of that securitization.  Re-securitization transactions classified as Securitized debt, collateralized by Non-Agency RMBS reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as Non-Agency RMBS transferred to consolidated VIEs that pay interest and principal to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company that did not qualify as sales are accounted for as secured borrowings.  The associated securitized debt is carried at amortized cost. The Company estimates the fair value of its securitized debt for disclosure purposes as described in Note 5 to these consolidated financial statements.

(j) Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

(k) Derivative Financial Instruments

The Company’s investment policies permit it to enter into derivative contracts, including interest rate swaps, interest rate caps, options, and futures as a means of managing its interest rate risk as well as to enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the Consolidated Statements of Financial Condition and measured at fair value.  Net payments on derivative instruments are included in the Consolidated Statements of Cash Flows as a component of net income (loss).  Unrealized gains (losses) on derivatives are removed from net income (loss) to arrive at cash flows from operating activities. The Company estimates the fair value of its derivative instruments as described in Note 5 of these consolidated financial statements.

The Company elects to net by counterparty the fair value of its derivative contracts when appropriate.  These contracts contain legally enforceable provisions that allow for netting or setting off of all individual swaps receivable and payable with each counterparty and, therefore, the fair value of those swap contracts are reported net by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any cash collateral exchanged as part of the interest rate swap contracts.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination.  The Company does not have any unrecognized tax benefits that would affect its financial position or require disclosure.  No accruals for penalties and interest were necessary as of June 30, 2013 or December 31, 2012.

(n) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period.  Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock.

(o) Stock-Based Compensation

The Company accounts for stock-based compensation awards granted to the employees of FIDAC and FIDAC’s affiliates at the fair value of the stock-based compensation provided.  The Company measures the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the recipient is reached or the date at which the recipient’s performance is complete. Stock compensation expense related to the grants of stock is recognized over the vesting period of such grants based on the fair value of the stock on each quarterly vesting date, at which the recipient’s performance is complete.

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

Broad Transactions

Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.  This update clarifies when the Company is considered to have obtained physical possession, from an in-substance possession or foreclosure, of a residential real estate property collateralizing a mortgage loan.  Current guidance indicates that the Company should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized when it determines that there has been an in-substance repossession or foreclosure by the Company.  This update defines the term in substance repossession or foreclosure to reduce diversity in interpretation of when such an event occurs.  The guidance in this update is effective for the Company beginning January 1, 2015.  The Company is evaluating the impact of this update.

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, subordinated IO, and Non-Agency RMBS transferred to consolidated VIEs.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the reporting date.  The total fair value of the Non-Agency RMBS that are held by consolidated re-securitization trusts was $3.2 billion and $3.3 billion at June 30, 2013 and December 31, 2012, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of June 30, 2013 and December 31, 2012, by asset class.

June 30, 2013
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$125	$-	$(68)	$57	$73	$16	$-	$16
Senior interest-only	5,156,156	287,600	-	287,600	264,723	14,200	(37,077)	(22,877)
Subordinated	883,919	-	(511,100)	372,819	470,586	99,999	(2,232)	97,767
Subordinated interest-only	255,176	14,605	-	14,605	14,047	392	(950)	(558)
RMBS transferred to consolidated variable interest entities ("VIEs")	4,259,153	8,252	(1,903,003)	2,278,184	3,219,691	941,507	-	941,507
Agency RMBS	2,201,162	141,024	-	2,072,505	2,074,811	41,020	(38,714)	2,306
Total	$12,755,691	$451,481	$(2,414,171)	$5,025,770	$6,043,931	$1,097,134	$(78,973)	$1,018,161

December 31, 2012
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$126	$-	$(54)	$72	$88	$16	$-	$16
Senior interest-only	3,012,868	135,868	-	135,868	122,869	7,976	(20,975)	(12,999)
Subordinated	1,057,821	-	(584,772)	473,049	547,794	81,492	(6,747)	74,745
Subordinated interest-only	256,072	16,180	-	16,180	16,253	1,466	(1,393)	73
RMBS transferred to consolidated variable interest entities ("VIEs")	4,610,109	8,955	(2,088,125)	2,437,048	3,274,204	837,353	(197)	837,156
Agency RMBS	1,756,580	51,502	-	1,720,595	1,806,697	86,419	(317)	86,102
Total	$10,693,576	$212,505	$(2,672,951)	$4,782,812	$5,767,905	$1,014,722	$(29,629)	$985,093

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$2,014,789	$2,300,876	$2,107,387	$2,342,462
Purchases	-	-	-	86,847
Accretion	(82,995)	(92,332)	(168,930)	(187,440)
Reclassification (to) from non-accretable difference	18,297	26,247	11,665	14,585
Sales	(28,404)	-	(28,435)	(21,663)
Balance at end of period	$1,921,687	$2,234,791	$1,921,687	$2,234,791

The table below presents the outstanding principal balance and related amortized cost at June 30, 2013 and December 31, 2012 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	June 30, 2013	December 31, 2012
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$4,346,043	$5,245,184
End of period	$4,148,066	$4,508,475

Amortized cost:
Beginning of period	$2,209,140	$2,649,303
End of period	$2,127,146	$2,268,751

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

June 30, 2013
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	132,065	(16,422)	36	51,797	(20,655)	20	183,862	(37,077)	56
Subordinated	-	-	2	17,604	(2,232)	2	17,604	(2,232)	4
Subordinated interest-only	8,461	(950)	1	-	-	-	8,461	(950)	1
RMBS transferred to consolidated VIEs	-	-	-	-	-	-	-	-	-
Agency RMBS	834,510	(38,714)	23	-	-	-	834,510	(38,714)	23
Total	$975,036	$(56,086)	62	$69,401	$(22,887)	22	$1,044,437	$(78,973)	84

December 31, 2012
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	17,764	(2,828)	12	52,920	(18,147)	26	70,684	(20,975)	38
Subordinated	-	-	-	54,774	(6,747)	5	54,774	(6,747)	5
Subordinated interest-only	-	-	-	9,659	(1,393)	1	9,659	(1,393)	1
RMBS transferred to consolidated VIEs	-	-	-	22,490	(197)	1	22,490	(197)	1
Agency RMBS	234	(76)	2	993	(241)	2	1,227	(317)	4
Total	$17,998	$(2,904)	14	$140,836	$(26,725)	35	$158,834	$(29,629)	49

At June 30, 2013, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency RMBS were $38.7 million and $317 thousand at June 30, 2013 and December 31, 2012, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2013 and December 31, 2012 unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding IO Agency and Non-Agency RMBS strips which are accounted for under the fair value option with changes in fair value recorded in earnings) were $2.2 million and $6.9 million at June 30, 2013 and December 31, 2012, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and six months ended June 30, 2013 and 2012 is presented below.

	For the Quarter Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
Total other-than-temporary impairment losses	$-	$(12,474)
Portion of loss recognized in other comprehensive income (loss)	-	(53,213)
Net other-than-temporary credit impairment losses	$-	$(65,687)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
Total other-than-temporary impairment losses	$-	$(44,551)
Portion of loss recognized in other comprehensive income (loss)	(6,163)	(69,500)
Net other-than-temporary credit impairment losses	$(6,163)	$(114,051)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
Cumulative credit loss beginning balance	$513,946	$493,900
Additions:
Other-than-temporary impairments not previously recognized	-	58,101
Reductions for securities sold during the period	(10,760)	-
Increases related to other-than-temporary impairments on securities with previously recognized other-than- temporary impairments	-	7,586
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4,934)	(18,928)
Cumulative credit loss ending balance	$498,252	$540,659

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
Cumulative credit loss beginning balance	$510,089	$452,060
Additions:
Other-than-temporary impairments not previously recognized	712	89,928
Reductions for securities sold during the period	(11,119)	(290)
Increases related to other-than-temporary impairments on securities with previously recognized other-than- temporary impairments	5,451	24,123
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(6,881)	(25,162)
Cumulative credit impairment loss ending balance	$498,252	$540,659

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Loss Severity
Weighted Average	45%	58%
Range	41% - 69%	45% - 86%

60+ days delinquent
Weighted Average	16%	28%
Range	0% - 34%	9% - 53%

Credit Enhancement (1)
Weighted Average	10%	10%
Range	0% - 48%	0% - 75%

3 Month CPR
Weighted Average	18%	16%
Range	0% - 25%	3% - 30%

12 Month CPR
Weighted Average	20%	16%
Range	9% - 35%	8% - 25%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at June 30, 2013 and December 31, 2012.  IO RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying principal balance of specific securities.  At June 30, 2013, IO RMBS had a net unrealized loss of $18.8 million and had an amortized cost of $356.8 million. At December 31, 2012, IO RMBS had a net unrealized loss of $4.8 million and had an amortized cost of $166.0 million.  The fair value of IOs at June 30, 2013 and December 31, 2012 was $338.0 million, and $161.2 million, respectively. All changes in fair value of IOs are reflected in Net income (loss).

June 30, 2013
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$16	$-	$16	$-	$-	$-
Senior interest-only	-	14,200	14,200	-	(37,077)	(37,077)
Subordinated	99,999	-	99,999	(2,232)	-	(2,232)
Subordinated interest-only	1	391	392	-	(950)	(950)
RMBS transferred to consolidated VIEs	936,259	5,248	941,507	-	-	-
Agency RMBS	40,583	437	41,020	(37,638)	(1,076)	(38,714)
Total	$1,076,858	$20,276	$1,097,134	$(39,870)	$(39,103)	$(78,973)

December 31, 2012
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$16	$-	$16	$-	$-	$-
Senior interest-only	-	7,976	7,976	-	(20,975)	(20,975)
Subordinated	81,492	-	81,492	(6,747)	-	(6,747)
Subordinated interest-only	-	1,466	1,466	-	(1,393)	(1,393)
RMBS transferred to consolidated VIEs	829,308	8,045	837,353	(197)	-	(197)
Agency RMBS	86,062	357	86,419	-	(317)	(317)
Total	$996,878	$17,844	$1,014,722	$(6,944)	$(22,685)	$(29,629)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at June 30, 2013 and December 31, 2012.

	June 30, 2013					December 31, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$125	$45.92	$58.75	0.00%	11.50%	$126	$57.02	$67.00	0.00%	11.90%
Senior, interest only	$5,156,156	$5.58	$5.13	2.04%	16.51%	$3,012,868	$4.51	$4.08	1.76%	10.36%
Subordinated	$883,919	$42.18	$53.24	3.07%	12.40%	$1,057,821	$44.72	$51.79	3.18%	11.07%
Subordinated, interest only	$255,176	$5.72	$5.51	1.93%	8.23%	$256,072	$6.32	$6.35	2.25%	8.90%
RMBS transferred to consolidated variable interest entities	$4,259,153	$54.59	$77.16	4.76%	15.66%	$4,610,109	$53.96	$72.50	4.88%	15.44%
Agency Mortgage-Backed Securities	$2,201,162	$107.30	$107.42	4.22%	3.13%	$1,756,580	$103.09	$108.24	4.65%	3.59%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
AAA	0.01%	0.01%
AA	0.30%	0.46%
BB	1.69%	1.41%
B	1.19%	1.19%
Below B or not rated	96.81%	96.93%
Total	100.00%	100.00%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at June 30, 2013 and December 31, 2012 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

June 30, 2013
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$-	$73	$-	$73
Senior interest-only	98	68,987	162,075	33,563	264,723
Subordinated	5,372	70,843	284,701	109,670	470,586
Subordinated interest-only	-	-	12,433	1,614	14,047
RMBS transferred to consolidated VIEs	4,853	375,596	2,024,480	814,762	3,219,691
Agency RMBS	72	201,424	1,846,046	27,269	2,074,811
Total fair value	$10,395	$716,850	$4,329,808	$986,878	$6,043,931
Amortized cost
Non-Agency RMBS
Senior	$-	$-	$57	$-	$57
Senior interest-only	1,199	73,835	177,129	35,437	287,600
Subordinated	4,162	61,837	226,134	80,686	372,819
Subordinated interest-only	-	-	13,211	1,394	14,605
RMBS transferred to consolidated VIEs	4,553	296,190	1,392,243	585,198	2,278,184
Agency RMBS	83	192,177	1,853,168	27,077	2,072,505
Total amortized cost	$9,997	$624,039	$3,661,942	$729,792	$5,025,770

December 31, 2012
(dollars in thousands)
	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$-	$88	$-	$88
Senior interest-only	358	47,205	66,927	8,379	122,869
Subordinated	4,092	23,948	359,310	160,444	547,794
Subordinated interest-only	-	-	9,658	6,595	16,253
RMBS transferred to consolidated VIEs	12,118	312,690	2,055,568	893,828	3,274,204
Agency RMBS	146	1,802,720	3,831	-	1,806,697
Total fair value	$16,714	$2,186,563	$2,495,382	$1,069,246	$5,767,905
Amortized cost
Non-Agency RMBS
Senior	$-	$-	$72	$-	$72
Senior interest-only	657	58,037	70,044	7,130	135,868
Subordinated	2,649	20,593	318,422	131,385	473,049
Subordinated interest-only	-	-	11,051	5,129	16,180
RMBS transferred to consolidated VIEs	11,184	248,699	1,493,647	683,518	2,437,048
Agency RMBS	157	1,716,964	3,474	-	1,720,595
Total amortized cost	$14,647	$2,044,293	$1,896,710	$827,162	$4,782,812

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.  At June 30, 2013, 99.2% of the Non-Agency RMBS collateral was Alt-A.  At December 31, 2012, 99.5% of the Non-Agency RMBS collateral was Alt-A.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
Weighted average maturity (years)		25.01		24.8
Weighted average amortized loan to value (1)		70.6%		71.6%
Weighted average FICO (2)		713		717
Weighted average loan balance (in thousands)		$415.0		$453.1
Weighted average percentage owner occupied		84.7%		85.1%
Weighted average percentage single family residence		65.7%		65.5%
Weighted average current credit enhancement		1.9%		3.1%
Weighted average geographic concentration of top five states	CA	35.6%	CA	36.7%
	FL	9.2%	FL	8.7%
	NY	6.5%	NY	6.4%
	NJ	2.7%	VA	2.4%
	MD	2.4%	NJ	2.8%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2013 and December 31, 2012.

Origination Year	June 30, 2013	December 31, 2012
2000	0.8%	0.2%
2001	1.3%	0.2%
2002	0.7%	0.0%
2003	0.9%	0.4%
2004	1.9%	0.6%
2005	17.2%	14.3%
2006	33.3%	34.6%
2007	42.1%	46.7%
2008	1.8%	3.0%
Total	100.0%	100.0%

During the quarter ended June 30, 2013, the Company sold RMBS with a carrying value of $375.3 million for a gross realized gain of $54.1 million.  During the quarter ended June 30, 2012, the Company had no sales of RMBS.  During the six months ended June 30, 2013, the Company sold RMBS with a carrying value of $375.5 million for a gross realized gain of $54.1 million.  During the six months ended June 30, 2012, the Company sold RMBS with a carrying value of $63.0 million for a gross realized gains of $16.0 million.  There were no securities sold for a gross realized loss for the three and six month periods ended June 30, 2013 or 2012.

4.  Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.

The securitized loans held for investment are carried at their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses. There were no new securitizations during the quarter and six months ended June 30, 2013.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at June 30, 2013 and December 31, 2012:

	For the Six Months Ended	For the Year Ended
	June 30, 2013	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$1,300,131	$256,632
Purchases	-	1,531,014
Principal paydowns	(367,765)	(477,555)
Net periodic amortization (accretion)	(9,079)	(9,592)
Change to loan loss provision	1,279	(368)
Balance, end of period	$924,566	$1,300,131

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Securitized loans, at amortized cost	$934,152	$1,311,755
Less: allowance for loan losses	9,586	11,624
Securitized loans held for investment	$924,566	$1,300,131

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 36.4% were originated during 2012, 39.4% were originated during 2011, 8.1% during 2010, and the remaining 16.1% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	June 30, 2013		December 31, 2012
Number of loans		1,207		1,618
Weighted average maturity (years)		28.0		28.3
Weighted average loan to value (1)		71.0%		71.2%
Weighted average FICO (2)		766		768
Weighted average loan balance (in thousands)		$784.8		$794.1
Weighted average percentage owner occupied		93.9%		94.6%
Weighted average percentage single family residence		69.6%		70.6%
Weighted average geographic concentration of top five states	CA	34.9%	CA	38.1%
	NY	6.7%	VA	6.3%
	VA	5.4%	NY	6.3%
	NJ	5.0%	WA	5.2%
	WA	4.9%	NJ	4.6%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio at June 30, 2013 and December 31, 2012:

	For the Six Months Ended	For the Year Ended
	June 30, 2013	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$11,624	$13,938
Provision for loan losses	(1,279)	368
Charge-offs	(759)	(2,682)
Balance, end of period	$9,586	$11,624

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at June 30, 2013 and December 31, 2012 was $3.3 million and $5.0 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at June 30, 2013 and December 31, 2012 was $6.3 million and $6.6 million, respectively.

The Company’s accounting policy for the provision for loan losses is described in Note 2(g).

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $27.0 million and $29.1 million at June 30, 2013 and December 31, 2012, respectively.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at June 30, 2013 and December 31, 2012 was $19.4 million and $21.8 million, respectively.  Interest income on impaired loans is not significant.

The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $889.4 million and $1.3 billion at June 30, 2013 and December 31, 2012, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at June 30, 2013 and December 31, 2012 was $905.2 million and $1.3 billion, respectively.

The following table summarizes the outstanding principal balance of loans 30 days delinquent and greater as reported by the servicer at June 30, 2013 and December 31, 2012.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
June 30, 2013	$3,972	$0	$2,919	$0	$5,200	$0	$12,091
December 31, 2012	$3,110	$1,186	$4,045	$0	$4,247	$1,390	$13,978

With the exception of its ability to approve certain loan modifications, the Company is not involved with the servicing or modification of loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the six months ended June 30, 2013 and 2012.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre- modification)	Unpaid Principal Balance of Modified Loans (Post-modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
Six Months Ended
June 30, 2013	3	$2,349	$2,358	$2,248	$2,248	$0
June 30, 2012	6	$3,424	$3,536	$3,518	$3,518	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the quarter and six months ended June 30, 2013, the Company determined that all loans modified by the servicer were considered TDRs, as defined under GAAP. A TDR is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the quarters and six months ended June 30, 2013 and 2012 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDRs, the $4.9 million specific reserve related to TDRs as of June 30, 2013 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.  If there are further modifications, the reduction of the cashflow is reflected in the provision for loan losses.

As of June 30, 2013, there were no loans that were modified in the past twelve months and delinquent on scheduled payments.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2013 and December 31, 2012 is presented below.

June 30, 2013 (dollars in thousands)
	Level 1	Level 2	Level 3

Assets:
Non-Agency RMBS
Senior	$-	$-	$73
Senior interest-only	-	-	264,723
Subordinated	-	-	470,586
Subordinated interest-only	-	-	14,047
RMBS transferred to consolidated VIEs	-	-	3,219,691
Agency RMBS	-	2,074,811	-
Interest rate swaps	-	-	-

Liabilities:
Interest rate swaps	-	35,359	-
Total	$-	$2,110,170	$3,969,120

December 31, 2012
(dollars in thousands)
	Level 1	Level 2	Level 3

Assets:
Non-Agency RMBS
Senior	$-	$-	$88
Senior interest-only	-	-	122,869
Subordinated	-	-	547,794
Subordinated interest-only	-	-	16,253
RMBS transferred to consolidated VIEs	-	-	3,274,204
Agency RMBS	-	1,806,697	-

Liabilities:
Interest rate swaps	-	53,939	-
Total	$-	$1,860,636	$3,961,208

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at June 30, 2013 and December 31, 2012.

Fair Value Reconciliation, Level 3

	For the Six Months Ended	For the Year Ended
	June 30, 2013	December 31, 2012
	(dollars in thousands)
Non-Agency RMBS
Beginning balance Level 3 assets	$3,961,208	$4,088,945
Transfers in to Level 3 assets	-	-
Transfers out of Level 3 assets	-	-
Purchases	174,661	122,509
Principal payments	(234,236)	(516,370)
Sales	(143,864)	(328,261)
Accretion of purchase discounts	59,435	98,804
Gains (losses) included in net income
Other than temporary credit impairment losses	(6,163)	(132,250)
Realized gains (losses) on sales	41,258	48,435
Net unrealized gains (losses) on interest-only RMBS	(13,309)	804
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	130,130	578,592
Ending balance Level 3 assets	$3,969,120	$3,961,208

There were no transfers to or from Level 3 for the six months ended June 30, 2013 and for the year ended December 31, 2012.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS as of June 30, 2013 and December 31, 2012 follows:

	June 30, 2013				December 31, 2012
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
	Range				Range
Non-Agency RMBS
Senior	7.0%	6% - 6%	0% - 0%	50% - 50%	7.5%	11% - 11%	0% - 3%	50% - 58%
Senior interest-only	11.6%	1% - 28%	0% - 22%	50% - 85%	13.9%	1% - 25%	0% - 25%	50% - 85%
Subordinated	27.8%	1% - 20%	0% - 22%	50% - 85%	25.9%	1% - 18%	0% - 21%	50% - 85%
Subordinated interest-only	15.9%	4% - 13%	0% - 20%	50% - 64%	13.3%	4% - 11%	0% - 21%	50% - 68%
RMBS transferred to consolidated VIEs	5.2%	1% - 20%	0% - 32%	50% - 85%	5.8%	1% - 15%	0% - 36%	50% - 85%
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

Repurchase Agreements

Repurchase agreements are collateralized financing transactions utilized by the Company to acquire investment securities.  Due to the short term nature of these financial instruments, the Company estimates the fair value of these repurchase agreements using the contractual obligation plus accrued interest payable at maturity.

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

	June 30, 2013
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	924,566	908,018
Repurchase agreements	2	(1,478,141)	(1,480,522)
Securitized debt, collateralized by Non-Agency RMBS	3	(1,128,752)	(1,143,819)
Securitized debt, collateralized by loans held for investment	3	(805,229)	(797,602)

	December 31, 2012
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	1,300,131	1,320,696
Repurchase agreements	2	(1,528,025)	(1,531,511)
Securitized debt, collateralized by Non-Agency RMBS	3	(1,336,261)	(1,334,551)
Securitized debt, collateralized by loans held for investment	3	(1,169,710)	(1,194,747)

6.  Repurchase Agreements

The Company had outstanding $1.5 billion and $1.5 billion of repurchase agreements with weighted average borrowing rates of 0.43% and 0.52% and weighted average remaining maturities of 69 days and 56 days as of June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013 and December 31, 2012, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.6 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the six months ended June 30, 2013 and the year ended December 31, 2012 were $1.4 billion and $2.1 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At June 30, 2013 and December 31, 2012, the repurchase agreements collateralized by Agency RMBS had the following remaining maturities.

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Overnight	$6,655	$-
1-29 days	771,163	732,809
30 to 59 days	514,872	325,915
60 to 89 days	-	-
90 to 119 days	-	211,137
Greater than or equal to 120 days	185,451	258,164
Total	$1,478,141	$1,528,025

At June 30, 2013 and December 31, 2012, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

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

At June 30, 2013 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $806.5 million.  The debt matures between the years 2023 and 2042.  At June 30, 2013 the debt carried a weighted average cost of financing equal to 3.35%.  At December 31, 2012 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $1.2 billion.  The debt matures between the years 2023 and 2042.  At December 31, 2012 the debt carried a weighted average cost of financing equal to 3.37%.

At June 30, 2013 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.2 billion.  The debt matures between the years 2035 and 2047.  At June 30, 2013 the debt carried a weighted average cost of financing equal to 4.36%.  At December 31, 2012 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.4 billion.  The debt matures between the years 2035 and 2047.  At December 31, 2012 the debt carried a weighted average cost of financing equal to 4.41%.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at June 30, 2013 and December 31, 2012, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Within One Year	$511,814	$658,423
One to Three Years	640,811	793,150
Three to Five Years	327,256	430,993
Greater Than or Equal to Five Years	380,786	555,717
Total	$1,860,667	$2,438,283

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

The Company’s accounting policy for accounting and consolidation considerations of VIEs is described in Note 2(a).

As of June 30, 2013, the Company’s Consolidated Statements of Financial Condition includes ten consolidated VIEs with $4.2 billion of assets and $1.9 billion of liabilities.  As of December 31, 2012, the Company’s Consolidated Statements of Financial Condition includes ten consolidated VIEs with $4.6 billion of assets and $2.5 billion of liabilities.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The result of consolidation at June 30, 2013 is the inclusion of $3.2 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $924.6 million of securitized loans held for investment, the recognition of $1.1 billion of securitized debt associated with Non-Agency RMBS transferred to consolidated VIEs and $805.2 million of securitized debt associated with loans held for investment. In addition, at June 30, 2013 the Company recognized $20.1 million and $6.5 million of accrued interest receivable and accrued interest payable, respectively, of the securitizations.

The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$3,219,691	$3,274,204
Securitized loans held for investment	924,566	1,300,131
Accrued interest receivable	20,136	24,082
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$1,128,752	$1,336,261
Securitized debt, collateralized by loans held for investment	805,229	1,169,710
Accrued interest payable	6,494	8,358

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented in the table below.

	For the Quarter Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$93,936	$109,493
Interest expense, Non-recourse liabilities of VIEs	(24,982)	(19,480)
Net interest income	$68,954	$90,013

Total other-than-temporary impairment losses	-	$(3,883)
Portion of loss recognized in other comprehensive income (loss)	-	(48,081)
Net other-than-temporary credit impairment losses	$-	$(51,964)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$190,664	$207,842
Interest expense, Non-recourse liabilities of VIEs	(51,978)	(53,529)
Net interest income	$138,686	$154,313

Total other-than-temporary impairment losses	-	$(7,269)
Portion of loss recognized in other comprehensive income (loss)	(135)	(73,132)
Net other-than-temporary credit impairment losses	$(135)	$(80,401)

The amounts recorded on the Consolidated Statements of Cash Flows related to consolidated VIEs is presented in the table below for the periods presented.

	For the Quarter Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
(Accretion) amortization of investment discounts/premiums, net	(32,827)	(32,533)
Amortization of deferred financing costs	1,736	2,044
Accretion (amortization) of securitized debt discounts/premiums, net	2,940	(8,986)
Payment of deferred financing costs	-	(3,704)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	-	405,413
Principal payments, Non-Agency RMBS transferred to consolidated VIE's	125,397	131,142
Principal payments, Securitized loans held for investment	156,326	93,087
Payments on securitized debt borrowings, collateralized by loans held for investment	(154,021)	(90,765)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(115,837)	(128,049)
Decrease (increase) in accrued interest receivable	2,142	1,557
Increase (decrease) in accrued interest payable	(890)	163
Net cash provided by/(used in) consolidated VIEs	$(15,034)	$369,369

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
(Accretion) amortization of investment discounts/premiums, net	(63,149)	(64,663)
Amortization of deferred financing costs	3,850	$5,265
Accretion (amortization) of securitized debt discounts/premiums, net	4,753	(883)
Payment of deferred financing costs	-	(8,073)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	-	1,101,526
Principal payments, Non-Agency RMBS transferred to consolidated VIE's	230,947	263,772
Principal payments, Securitized loans held for investment	367,765	114,148
Payments on securitized debt borrowings, collateralized by loans held for investment	(363,451)	(110,495)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(213,292)	(257,938)
Decrease (increase) in accrued interest receivable	3,946	(474)
Increase (decrease) in accrued interest payable	(1,864)	1,427
Net cash provided by/(used in) consolidated VIEs	$(30,495)	$1,043,612

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

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$57	$73	$72	$85
Senior interest-only	-	78	-	128
Subordinated	176	2,125	581	2,266
Agency RMBS	813	584	1,198	1,001
Total	$1,046	$2,860	$1,851	$3,480

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

The table below summarizes the location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012.

	Location on Consolidated Statements of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value	Net Estimated Fair Value of Agency RMBS Pledged as Collateral
	(dollars in thousands)
June 30, 2013	Liabilities	$1,355,000	$(35,359)	$37,719
December 31, 2012	Liabilities	$1,355,000	$(53,939)	$60,382

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Interest Rate Swaps	Net Realized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended:
June 30, 2013	$13,178	$(5,391)
June 30, 2012	$(10,992)	$(5,194)

For the Six Months Ended:
June 30, 2013	$18,580	$(10,921)
June 30, 2012	$(10,180)	$(9,592)

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2013 was 1.81% and the weighted average receive rate was 0.19%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2012 was 1.81% and the weighted average receive rate was 0.21%.

The following table summarizes the notional amounts and unrealized gains (losses) of interest rate swap contracts on a gross basis, amounts offset in accordance with netting arrangements and net amounts as presented in the Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012.

	June 30, 2013 (dollars in thousands)
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses

Gross Amounts	$-	$-	$1,355,000	$35,359
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$1,355,000	$35,359

	December 31, 2012
	(dollars in thousands)
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
Gross Amounts	$-	$-	$1,355,000	$53,939
Amounts Offset	-	-	-	-
Netted Amounts	$-	$-	$1,355,000	$53,939

All of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2013 is approximately $35.4 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the quarters and six months ended June 30, 2013 and 2012.

On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of the Company’s common stock as well as to make optional cash payments to purchase shares of its common stock. Persons who are not already stockholders may also purchase the Company’s common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, Computershare. The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC.  There were no shares issued as a part of the DRSPP during the quarter and six months ended June 30, 2013 due to the suspension of the DRSPP.  During the six months ended June 30, 2012 the Company raised $117 thousand by issuing 39,000 shares through the DRSPP.  All 39,000 shares issued through the DRSPP were issued in the first quarter of 2012.

As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of common stock under the equity distribution agreement or the DRSPP until filings with the SEC have been timely made for a full year.

During the quarter ended June 30, 2013 the Company declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the quarter ended June 30, 2012 the Company declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the six months ended June 30, 2013 the Company declared dividends to common shareholders totaling $184.9 million, or $0.18 per share.  During the six months ended June 30, 2012 the Company declared dividends to common shareholders totaling $205.4 million, or $0.20 per share.

Earnings per share for the quarters and six months ended June 30, 2013 and 2012, respectively, are computed as follows:

	For the Quarter Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
Numerator:
Net income	$143,207	$40,781
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$143,207	$40,781

Denominator:
Weighted average basic shares	1,027,066,041	1,026,809,700
Effect of dilutive securities	527,400	695,547
Weighted average diluted shares	1,027,593,441	1,027,505,247

Net income per average share attributable to common stockholders - Basic	$0.14	$0.04
Net income per average share attributable to common stockholders - Diluted	$0.14	$0.04

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
Numerator:
Net income	$223,008	$121,014
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$223,008	$121,014

Denominator:
Weighted average basic shares	1,027,052,341	1,026,785,896
Effect of dilutive securities	542,131	711,521
Weighted average dilutive shares	1,027,594,472	1,027,497,417

Net income per average share attributable to common stockholders - Basic	$0.22	$0.12
Net income per average share attributable to common stockholders - Diluted	$0.22	$0.12

11.  Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the six months ended June 30, 2013:

	June 30, 2013
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2012	$989,936	$989,936
OCI before reclassifications	95,012	95,012
Amounts reclassified from AOCI	(47,960)	(47,960)
Net current period OCI	47,052	47,052
Balance as of June 30, 2013	$1,036,988	$1,036,988

The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2013:

June 30, 2013
(dollars in thousands)

Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income (Loss)
Unrealized gains and losses on available-for-sale securities
	$54,123	Net realized gains (losses) on sales of investments
	(6,163)	Net other-than-temporary credit impairment losses
	$47,960	Income (loss) before income taxes
	-	Income taxes
	$47,960	Net of tax

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to employees of FIDAC and its affiliates and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  As of June 30, 2013 there was $1.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at quarter end.  That cost is expected to be recognized over a period of 4.5 years. The total fair value of shares vested, less those forfeited, during the quarters ended June 30, 2013 and 2012 was $87 thousand and $88 thousand, respectively, based on the closing price of the stock on the vesting date.  The total fair value of shares vested, less those forfeited, during the six months ended June 30, 2013 and 2012 was $160 thousand and $170 thousand, respectively.  For the quarters ended June 30, 2013 and 2012, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $94 thousand and $88 thousand, respectively.  For the six months ended June 30, 2013 and 2012, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $172 thousand and $169 thousand, respectively.

The Company’s independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company.  Equity based awards granted to the independent directors vest during the year of service.  For the quarters ended June 30, 2013 and 2012, the Company recognized $75 thousand per quarter of stock based compensation to independent directors.  For the six months ended June 30, 2013 and 2012, the Company recognized $150 thousand per period of stock based compensation to independent directors.

The following table presents information with respect to the Company’s restricted stock awards during the quarters and six months ended June 30, 2013 and 2012:

	June 30, 2013		June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	556,700	17.72	726,800	17.72
Granted	-	-	-	-
Vested	(27,248)	17.72	(31,398)	17.72
Forfeited	(2,052)	17.72	(202)	17.72
Unvested shares outstanding - end of period	527,400	17.72	695,200	17.72

	June 30, 2013		June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	586,000	17.72	758,400	17.72
Granted	-	-	-	-
Vested	(54,583)	17.72	(62,819)	17.72
Forfeited	(4,017)	17.72	(381)	17.72
Unvested shares outstanding - end of period	527,400	17.72	695,200	17.72

13.  Income Taxes

For the six months ended June 30, 2013, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860.  As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions.  The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS is subject to federal, state, and local taxes.

The Company did not recognize any income tax expense for each of the quarters ended June 30, 2013 and 2012.   For each of the six months ended June 30, 2013 and 2012, the Company recorded income tax expense of $2 thousand, respectively.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition.  The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2013 and December 31, 2012.  The Company has no financial instruments subject to master netting arrangements, or similar arrangements, in an asset position on a gross basis.

	June 30, 2013
	(dollars in thousands)
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Repurchase agreements	$(1,478,141)	$-	$(1,478,141)	$1,553,077	$-	$74,936
Derivatives	$(35,359)	-	(35,359)	$37,719	-	2,360
Total Liabilities	$(1,513,500)	$-	$(1,513,500)	$1,590,796	$-	$77,296

	December 31, 2012
	(dollars in thousands)
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Repurchase agreements	$(1,528,025)	$-	$(1,528,025)	$1,604,560	$-	$76,535
Derivatives	$(53,939)	-	(53,939)	$60,382	-	6,443
Total Liabilities	$(1,581,964)	$-	$(1,581,964)	$1,664,942	$-	$82,978

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

Management fees accrued and paid to FIDAC for the quarters ended June 30, 2013 and 2012 were $6.5 million and $12.9 million respectively.  Management fees accrued and paid to FIDAC for the six months ended June 30, 2013 and 2012 were $12.9 million and $25.8 million respectively.

Under the management agreement, the Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarter and six months ended June 30, 2013, the Company reimbursed FIDAC approximately $129 thousand and $228 thousand for such expenses, respectively.  During the quarter and six months ended June 30, 2012, the Company reimbursed FIDAC approximately $125 thousand and $240 thousand for such expenses, respectively.

The Company and FIDAC amended the management agreement on March 8, 2013.  In the amendment, the reduction in the management fee was memorialized.  In addition,  FIDAC agreed to pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for the quarter and six months ended June 30, 2013 is $3.3 million and $5.2 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.  There were no amounts paid by FIDAC related to these expenses for the quarter and six months ended June 30, 2012.

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

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the quarter and six months ended June 30, 2013, fees paid to RCAP were $35 thousand and $69 thousand, respectively.  During the quarter and six months ended June 30, 2012, fees paid to RCAP were $29 thousand and $73 thousand, respectively.

During the quarters ended June 30, 2013 and 2012, 29,300 shares and 31,600 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.  During the six months ended June 30, 2013 and 2012, 58,600 shares and 63,200 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.

16.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure as of June 30, 2013 or December 31, 2012.

17.  Subsequent Events

The Board of Directors declared and paid common stock cash dividends of $0.09 per common share for the third and fourth quarters of 2013. The Board of Directors has also determined that there will be a regular quarterly dividend of $0.09 per share for each of the first two quarters of 2014. The Board of Directors also declared a special dividend of $0.20 per share paid on January 31, 2014 to shareholders of record on January 8, 2014.  The special dividend may be characterized as a return of capital for federal income tax purposes.

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

Unless otherwise indicated herein or as may be required by law, the disclosure included in this Form 10-Q is presented as of June 30, 2013. Accordingly, this Form 10-Q does not reflect all events occurring after June 30, 2013 (except as required by law, or as required by ASC 855, Subsequent Events), and we have not undertaken to update any item included in this Form 10-Q to reflect such events.  Therefore, this Form 10-Q should be read in conjunction with our filings we have previously made with the SEC subsequent to June 30, 2013.

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
● Swaptions
● Futures
● Index options
● Mortgage options

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at June 30, 2013 was weighted toward Non-Agency RMBS.   At June 30, 2013, based on the outstanding principal balance of our interest earning assets, approximately 77.2% of our investment portfolio was Non-Agency RMBS, 16.1% of our investment portfolio was Agency RMBS, and 6.7% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2012, based on the outstanding principal balance of our interest earning assets, approximately 74.6% of our investment portfolio was Non-Agency RMBS, 14.7% of our investment portfolio was Agency RMBS, and 10.7% of our investment portfolio was securitized residential mortgage loans.  We expect that over the near term, our investment portfolio will continue to be weighted toward Non-Agency RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code.  A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)).  We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the six months ended June 30, 2013 and the year ended December 31, 2012.  We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the six month periods ended June 30, 2013 and 2012.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income.  Therefore, for the six months ended June 30, 2013 and the year ended December 31, 2012, we believe that we qualified as a REIT under the Code.

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

At June 30, 2013 the difference between GAAP book value and estimated economic book value was determined to be $529.5 million.  At December 31, 2012 the difference between GAAP book value and estimated economic book value was determined to be $416.1 million.  This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold and recorded at amortized cost in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts.  The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	(dollars in thousands, except per share data)

	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$73	$-	$73
Senior interest-only	264,723	-	264,723
Subordinated	470,586	-	470,586
Subordinated interest-only	14,047	-	14,047
RMBS transferred to consolidated VIEs	3,219,691	(1,628,930)	1,590,761
Agency RMBS, at fair value	2,074,811	-	2,074,811
Securitized loans held for investment, net of allowance for loan losses	924,566	(834,561)	90,005
Other assets	215,141	-	215,141
Total assets	$7,183,638	$(2,463,491)	$4,720,147

Liabilities:
Repurchase agreements, Agency RMBS	1,478,141	-	1,478,141
Securitized debt, collateralized by Non-Agency RMBS	1,128,752	(1,128,752)	-
Securitized debt, collateralized by loans held for investment	805,229	(805,229)	-
Other liabilities	143,683	-	143,683
Total liabilities	3,555,805	(1,933,981)	1,621,824

Total stockholders' equity	3,627,833	(529,510)	3,098,323
Total liabilities and stockholders' equity	$7,183,638	$(2,463,491)	$4,720,147

Book Value Per Share	$3.53	$(0.52)	$3.01

	December 31, 2012
	(dollars in thousands, except per share data)

	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$88	$-	$88
Senior interest-only	122,869	-	122,869
Subordinated	547,794	-	547,794
Subordinated interest-only	16,253	-	16,253
RMBS transferred to consolidated VIEs	3,274,204	(1,730,422)	1,543,782
Agency RMBS, at fair value	1,806,697	-	1,806,697
Securitized loans held for investment, net of allowance for loan losses	1,300,131	(1,191,607)	108,524
Other assets	674,453	-	674,453
Total assets	$7,742,489	$(2,922,029)	$4,820,460

Liabilities:
Repurchase agreements, Agency RMBS	1,528,025	-	1,528,025
Securitized debt, collateralized by Non-Agency RMBS	1,336,261	(1,336,261)	-
Securitized debt, collateralized by loans held for investment	1,169,710	(1,169,710)	-
Other liabilities	166,014	-	166,014
Total liabilities	4,200,010	(2,505,971)	1,694,039

Total stockholders' equity	3,542,479	(416,058)	3,126,421
Total liabilities and stockholders' equity	$7,742,489	$(2,922,029)	$4,820,460

Book Value Per Share	$3.45	$(0.40)	$3.05

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

Portfolio Review

During the six month period ended June 30, 2013, on an aggregate basis, we purchased $1.1 billion, sold $429.6 million, and received $902.2 million in principal payments related to our Agency and Non-Agency RMBS.  Securitized loans decreased to $924.6 million at June 30, 2013 from $1.3 billion at December 31, 2012, primarily due to principal repayments of $367.8 million during the six month period ended June 30, 2013.  These principal payments were consistent with management’s expectations.

The following table summarizes certain characteristics of our portfolio at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(dollars in thousands)

Interest earning assets at period-end *	$6,968,497	$7,068,036
Interest bearing liabilities at period-end	$3,412,122	$4,033,996
Leverage at period-end	0.9:1	1.1:1
Leverage at period-end (recourse)	0.4:1	0.4:1
Portfolio Composition, at principal value
Non-Agency RMBS	77.2%	74.6%
Senior	0.0%	0.0%
Senior, interest only	37.7%	25.2%
Subordinated	6.5%	8.8%
Subordinated, interest only	1.9%	2.1%
RMBS transferred to consolidated VIEs	31.2%	38.5%
Agency RMBS	16.1%	14.7%
Securitized loans	6.7%	10.7%
Fixed-rate percentage of portfolio	80.3%	75.4%
Adjustable-rate percentage of portfolio	19.7%	24.6%
* Excludes cash and cash equivalents.

The following table presents details of each asset class in our portfolio at June 30, 2013 and December 31, 2012.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period- End (1)	Weighted Average 3 Month CPR at Period- End	Weighted Average 12 Month CPR at Period- End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$125	$45.92	$58.75	0.00%	11.50%	0.30%	6.40%	0.00%	0.00%	12.11%	$-
Senior, interest only	$5,156,156	$5.58	$5.13	2.04%	16.51%	17.03%	16.20%	21.18%	49.45%	0.00%	$-
Subordinated	$883,919	$42.18	$53.24	3.07%	12.40%	18.59%	18.60%	15.86%	49.15%	13.63%	$11,433
Subordinated, interest only	$255,176	$5.72	$5.51	1.93%	8.23%	18.79%	17.52%	17.35%	45.19%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$4,259,153	$54.59	$77.16	4.76%	15.66%	14.96%	14.46%	27.25%	58.16%	1.79%	$55,441
Agency Mortgage- Backed Securities	$2,201,162	$107.30	$107.42	4.22%	3.13%	22.98%	24.31%	NA	NA	0.00%	$-
Securitized loans	$916,320	$101.95	$99.09	4.75%	3.56%	47.48%	4.77%	1.03%	4.36%	12.88%	$677

(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.).

	December 31, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period- End (1)	Weighted Average 3 Month CPR at Period- End	Weighted Average 12 Month CPR at Period- End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$126	$57.02	$67.00	0.00%	11.90%	22.60%	38.60%	0.00%	0.00%	12.80%	$-
Senior, interest only	$3,012,868	$4.51	$4.08	1.76%	10.36%	17.35%	17.44%	20.13%	50.43%	0.00%	$-
Subordinated	$1,057,821	$44.72	$51.79	3.18%	11.07%	17.36%	18.74%	18.72%	51.03%	15.22%	$15,807
Subordinated, interest only	$256,072	$6.32	$6.35	2.25%	8.90%	20.93%	16.79%	19.97%	44.82%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$4,610,109	$53.96	$72.50	4.88%	15.44%	14.85%	14.86%	29.42%	59.02%	2.29%	$70,953
Agency Mortgage- Backed Securities	$1,756,580	$103.09	$108.24	4.65%	3.59%	28.39%	24.12%	NA	NA	0.00%	$-
Securitized loans	$1,284,845	$102.09	$102.79	4.68%	3.88%	35.21%	4.45%	0.84%	4.35%	11.18%	$404

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

The following table presents changes to Accretable Discount and Non-Accretable Difference as it pertains to our entire Non-Agency RMBS portfolio for assets with purchase discounts.

	For the Quarter Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$1,088,157	$1,115,268	$1,118,478	$1,202,957	$1,212,274
Accretion of discount	(40,042)	(39,326)	(40,282)	(36,770)	(38,197)
Purchases	-	935	-	-	-
Sales	(46,125)	(17)	8	(81,690)	-
Transfers from credit reserve	30,744	18,419	39,475	44,888	71,987
Transfers to credit reserve	(5,813)	(7,122)	(2,411)	(10,907)	(43,107)
Balance, end of period	$1,026,921	$1,088,157	$1,115,268	$1,118,478	$1,202,957

	For the Quarter Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(dollars in thousands)
	Non-Accretable Discount
Balance, beginning of period	$1,464,558	$1,540,780	$1,655,222	$1,773,195	$1,824,956
Principal Writedowns	(68,835)	(72,055)	(85,555)	(83,948)	(88,568)
Purchases	-	935	-	-	-
Sales	(1)	32	(8)	(10,058)	-
Net other-than-temporary credit impairment losses	6,163	6,163	8,185	10,014	65,687
Transfers from credit reserve	(30,744)	(18,419)	(39,475)	(44,888)	(71,987)
Transfers to credit reserve	5,813	7,122	2,411	10,907	43,107
Balance, end of period	$1,376,954	$1,464,558	$1,540,780	$1,655,222	$1,773,195

Net Income (Loss) Summary

The table below summarizes the net income (loss) on a GAAP basis for the three and six month periods ended June 30, 2013 and 2012.

Net Income (Loss)
(dollars in thousands)
(unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Interest Income:
Interest income	$33,629	$52,031	$62,696	$103,350
Interest expense	(1,629)	(2,473)	(3,462)	(4,799)

Interest income, Assets of consolidated VIEs	93,936	109,493	190,664	207,842
Interest expense, Non-recourse liabilities of VIEs	(24,982)	(19,480)	(51,978)	(53,529)
Net interest income (expense)	100,954	139,571	197,920	252,864
Other-than-temporary impairments:
Total other-than-temporary impairment losses	-	(12,474)	-	(44,551)
Portion of loss recognized in other comprehensive income (loss)	-	(53,213)	(6,163)	(69,500)
Net other-than-temporary credit impairment losses	-	(65,687)	(6,163)	(114,051)
Other gains (losses):
Unrealized gains (losses) on interest rate swaps	13,178	(10,992)	18,580	(10,180)
Realized gains (losses) on interest rate swaps	(5,391)	(5,194)	(10,921)	(9,592)
Gains (losses) on interest rate swaps	7,787	(16,186)	7,659	(19,772)
Net unrealized gains (losses) on interest-only RMBS	(12,974)	(2,532)	(13,987)	15,415
Realized gains (losses) on sales of investments, net	54,117	-	54,123	16,010
Total other gains (losses)	48,930	(18,718)	47,795	11,653
Net investment income (loss)	149,884	55,166	239,552	150,466
Other expenses:
Management fees	6,498	12,903	12,947	25,812
Expense recoveries from Manager	(3,315)	-	(5,170)	-
Net Management fees	3,183	12,903	7,777	25,812
Provision for loan losses	(1,703)	(1,059)	(1,279)	(892)
General and administrative expenses	5,197	2,541	10,044	4,530
Total other expenses	6,677	14,385	16,542	29,450
Income (loss) before income taxes	143,207	40,781	223,010	121,016
Income taxes	-	-	2	2
Net income (loss)	$143,207	$40,781	$223,008	$121,014

Our net income increased by $102.4 million for the three month period ended June 30, 2013 as compared to June 30, 2012.  Our earnings per share on both a basic and diluted basis was $0.14 per share and $0.04 per share for the quarters ended June 30, 2013 and 2012.

Our net income increased by $102.0 million for the six month period ended June 30, 2013 as compared to June 30, 2012.  Our earnings per share on both a basic and diluted basis was $0.22 per share and $0.12 per share for the six months ended June 30, 2013 and 2012.

Net interest income (expense) declined by $38.6 million to $101.0 million in the second quarter of 2013 from $139.6 million in second quarter 2012.  This decrease was driven in part by a decline in general interest income of $18.4 million to $33.6 million in the second quarter of 2013 from $52.0 million in the same period of 2012.  This decline was the result of a change in the investment portfolio holdings as we reduced our holdings in Agency RMBS from the second quarter of 2013 to the current period.  In addition, net interest income on our assets of consolidated VIEs declined by $21.1 million from $90.0 million for the three month period ended June 30, 2012 to $68.9 million for the three month period ended June 30, 2013.  This decline was primarily due to declines in our investment assets of our consolidated VIEs, due to the repayment of principal on the portfolio as compared to the prior year.

Net interest income (expense) declined by $54.9 million to $197.9 million for the six month period ended June 30, 2013 from $252.9 million for the same period of 2012.  This decrease was primarily driven by a decline in general interest income of $40.7 million to $62.7 million for the six months ended June 30, 2013 from $103.4 million in the same period of 2012.  This decline was the result of a change in the investment portfolio holdings as we reduced our holdings in Agency RMBS in 2012 and 2013 as well as paydowns received on our Non-Agency RMBS held in our consolidated VIEs.

During the three months ended June 30, 2013 net OTTI impairment losses declined by $65.7 million over the same period of 2012 as we had no impairment losses for the quarter ended June 30, 2013.  During the six months ended June 30, 2013 net OTTI impairment losses declined by $107.9 million over the same period of 2012.  The decrease in OTTI is attributable to improving fair values as well as favorable changes in cash flows expected to be collected.  The favorable change in cash flows is mainly attributable to improvements in expected cash flow of our Non-Agency RMBS, and increasing prepayment speeds, which result in an increase in the present value of cash flows expected to be collected.

OTTI charges, recognized on our Non-Agency RMBS, reflect changes in our estimate of the amount and timing of cash flows expected to be collected. At June 30, 2013, we had a gross unrealized loss of $38.7 million related to Agency RMBS and a gross unrealized loss of $2.2 million related to Non-Agency RMBS, excluding senior and subordinated IOs which are carried at fair value with changes in fair value recognized in earnings.  Impairments on Agency RMBS in an unrealized loss position at June 30, 2013 are considered temporary and not credit related as we expect to recover all contractual cashflows and do not anticipate the need to sell these securities prior to their recovery. Unrealized losses on Non-Agency RMBS subject to potential impairment for which no OTTI was recorded during the quarter are also considered temporary based on an estimate of the cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. Significant judgment is used in estimating both our cash flows expected to be collected for its Non-Agency RMBS and the credit component of OTTI.  Refer to “Significant Accounting Policies” in the accompanying notes to the consolidated financial statements for more information regarding the recognition of OTTI.

Net income also increased as we recorded net gains on our interest rate swaps of $7.8 million for the three months ended June 30, 2013 as compared to a net loss of $16.2 million recorded for the same period of 2012.  For the six months ended June 30, 2013, we recognized a net gain on our interest rate swaps of $7.7 million compared to a net loss of $19.8 million recorded for the same period of 2012.  All changes in fair value of our interest rate swaps are recorded in earnings.  The net gains on the interest rate swaps is due to rising interest rates, primarily in the second quarter of 2013.

In the second quarter of 2013, we realized gains on the sale of investment securities of $54.1 million.  We had no realized gains in the second quarter of 2012.  These gains were primarily generated from sales of Non-Agency RMBS securities to take advantage of market conditions in our investment portfolio.  For the six month periods ended June 30, 2013 and 2012, we recognized realized gains of $54.1 million and $16.0 million.  We did not sell any securities in an unrealized loss position during the first or second quarter of 2013 or 2012.

Management fees, net of expenses reimbursed by the manager, declined by $9.7 million and $18.0 million for the quarter and six months ended June 30, 2013 as compared to the same period of 2012, due to the reduction of management fees from our manager, FIDAC, as well as the agreement by our manager to reimburse us for certain costs.  See further discussion of the changes to the FIDAC management agreement in our discussion of related party transactions below.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

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

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Swaps	Economic Net Interest Income (1)
(dollars in thousands)
For the Quarter Ended June 30, 2013	$127,565	$26,611	$5,391	$32,002	$100,954	$5,391	$95,551
For the Quarter Ended March 31, 2013	$125,795	$28,829	$5,530	$34,359	$96,966	$5,530	$91,422
For the Year Ended December 31, 2012	$589,440	$126,558	$20,223	$146,781	$462,882	$20,223	$442,639
For the Quarter Ended December 31, 2012	$133,552	$33,874	$5,333	$39,207	$99,678	$5,333	$94,334
For the Quarter Ended September 30, 2012	$144,696	$34,356	$5,298	$39,654	$110,340	$5,298	$105,038
For the Quarter Ended June 30, 2012	$161,524	$21,953	$5,194	$27,147	$139,571	$5,194	$134,375
(1) Excludes cash and cash equivalents.

Economic Net Interest Income

The table below shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	Average Earning Assets Held (1)	Interest Earned on Assets (1)	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Economic Average Cost of Funds	Economic Net Interest Income (1) (2)	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2013	$5,799,179	$127,553	8.80%	$3,516,698	$32,002	3.64%	$95,551	5.16%
For The Quarter Ended March 31, 2013	$5,866,501	$125,781	8.58%	$3,827,635	$34,359	3.59%	$91,422	4.99%
For The Year Ended December 31, 2012	$6,862,452	$589,420	8.59%	$4,466,695	$146,781	3.29%	$442,639	5.30%
For The Quarter Ended December 31, 2012	$6,141,914	$133,541	8.70%	$3,989,790	$39,207	3.93%	$94,334	4.77%
For The Quarter Ended September 30, 2012	$6,833,358	$144,692	8.47%	$4,441,463	$39,654	3.57%	$105,038	4.90%
For The Quarter Ended June 30, 2012	$7,475,567	$161,522	8.64%	$4,918,927	$27,147	2.21%	$134,375	6.44%
(1) Excludes cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps.

Our economic net interest income declined by $38.8 million for the three months ended June 30, 2013 as compared to the same period of 2012.  Our net interest spread, which equals the yield on our average assets for this period less the economic average cost of funds for the period, declined by 128 basis points for the quarter ended June 30, 2013 from the same period of 2012.

Our economic net interest income declined by $56.3 million for the six months ended June 30, 2013 as compared to the same period of 2012.  Our net interest spread for this period, declined by 64 basis points for the six months ended June 30, 2013 from the same period of 2012.

The decline in economic net interest rate spread for the three and six month periods is primarily due to the decrease in our average interest earning assets at a faster rate than the decline in our obligations, primarily due to paydowns on our Non-Agency RMBS held in our consolidated VIEs year over year.  In addition, we incurred lower economic interest expense in the second quarter of 2012 as a result of a revision in our amortization of deferred financing costs and discounts on our secured debt, which will not recur in subsequent periods.

Interest Income and Average Earning Asset Yield

Our average earning assets decreased by $1.7 billion for the quarter ended June 30, 2013 from the quarter ended June 30, 2012.  Our interest income declined by $34.0 million for the quarter ended June 30, 2013 from quarter ended June 30, 2012.  Our average earning assets decreased by $1.4 billion for the six months ended June 30, 2013 from the six months ended June 30, 2012.  Our interest income declined by $57.9 million for the six months ended June 30, 2013 from the six month period ended June 30, 2012.  The yield on our portfolio increased by 16 and 11 basis points for the three and six months ended June 30, 2013 as compared to the same periods of 2012.  The average earning assets decreased year over year as a result of repayments of principal on our interest earning assets, primarily the Non-Agency RMBS held in our consolidated VIEs.  The yield on our assets has increased slightly due in part to improving credit on our Non-Agency RMBS as well as lower prepayments on our IO portfolio, resulting in higher yields.

Economic Interest Expense and the Cost of Funds

The borrowing rate at which we are able to finance our assets using repurchase agreements is typically correlated to LIBOR and the term of the financing.  The table below shows our average debt balance, economic interest expense, average cost of funds (inclusive of realized losses on interest rate swaps), average one-month LIBOR, average six-month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR.

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One- Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2013	$3,516,698	$32,002	3.64%	0.20%	0.42%	(0.23%)	3.44%	3.22%
For The Quarter Ended March 31, 2013	$3,827,635	$34,359	3.59%	0.26%	0.76%	(0.51%)	3.33%	2.83%
For The Year Ended December 31, 2012	$4,466,695	$146,781	3.29%	0.24%	0.69%	(0.45%)	3.05%	2.60%
For The Quarter Ended December 31, 2012	$3,989,790	$39,207	3.93%	0.21%	0.54%	(0.33%)	3.72%	3.39%
For The Quarter Ended September 30, 2012	$4,441,463	$39,654	3.57%	0.24%	0.71%	(0.47%)	3.34%	2.86%
For The Quarter Ended June 30, 2012	$4,918,927	$27,147	2.21%	0.24%	0.73%	(0.49%)	1.97%	1.47%
(1) Includes effect of realized losses on interest rate swaps.

Our average debt balance decreased by $1.4 billion for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  Our average debt balance decreased by $1.1 billion for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.The decline in the averaged borrowed funds is due primarily to a reduction in repurchase agreements year over year as well as repayments of our securitized debt collateralized by loans held for investment.  This decline reflects our rebalancing of the portfolio from agency collateralized repurchase agreements to securitized debt collateralized by loans held for investment.

Economic interest expense increased by $4.9 million for the three month period ended June 30, 2013 as compared to the same period of 2012.  This increase is due to an increase in our average cost of funds of 143 and 76 basis points for the three and six month periods ended June 30, 2013 as compared to three and six month periods ended June 30, 2012.  The average cost of funds increase is due primarily a one time revision to interest expense from the amortization of deferred financing costs and discounts on our secured debt in the second quarter of 2012 which will not recur in future periods.  This revision reduced our average cost of funds during the second quarter of 2012.

Gains and Losses on Sales of Assets

During the three month period ended June 30, 2013, we sold RMBS with a carrying value of $375.3 million for realized gains of $54.1 million.  We did not sell any securities during the three month period ended June 30, 2012. During the six month period ended June 30, 2013, we sold RMBS with a carrying value of $374.5 million for realized gains of $54.1 million.  During the six month period ended June 30, 2012, we sold RMBS with a carrying value of $63.0 million for realized gains of $16.0 million.  Capital gains from sales of securities are realized when management believes it is appropriate to sell a security.  Management may decide to sell securities to reduce leverage in the portfolio, improve liquidity and take advantage of market conditions.

Secured Debt Financing Transactions

We did not re-securitize any RMBS or jumbo prime whole loans during the six month period ended June 30, 2013.  During the six month period ended June 30, 2012, we financed the purchase of $1.2 billion of jumbo prime whole loans by securitizing and selling senior bonds to third party investors for net proceeds of $1.1 billion. We retained the subordinate tranches of the securitization.

Provision for Loan Losses

The provision for loan losses related to our securitized loans held for investment represents managements estimate of expected future losses on the securitized loans held.  During the three month period ended June 30, 2013, the provision for loan losses decreased by $1.7 million, net of principal writedowns on loans of $677 thousand.  The total loan loss reserve as of June 30, 2013 is $9.6 million.  During the six month period ended June 30, 2012, the provision for loan losses decreased by $2.4 million.  The decline in the loan loss provision is primarily due to lower delinquency rates on the mortgage pool general population used to estimate expected losses on the general mortgage loan portfolio.   Management believes that the provision is sufficient to cover expected losses which may be incurred on the loan portfolio.

Management Fee and General and Administrative Expenses

The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2013	$8,380	0.46%	0.92%
For The Quarter Ended March 31, 2013	$9,441	0.50%	1.05%
For The Year Ended December 31, 2012	$58,799	0.76%	1.78%
For The Quarter Ended December 31, 2012	$12,658	0.66%	1.45%
For The Quarter Ended September 30, 2012	$15,799	0.80%	1.92%
For The Quarter Ended June 30, 2012	$15,444	0.75%	1.95%

We paid FIDAC a management fee of $6.5 million and $12.9 million for the three months ended June 30, 2013 and 2012, respectively.  We paid FIDAC a management fee of $12.9 million and $25.8million for the six months ended June 30, 2013 and 2012, respectively.  The management fee is based on our stockholders’ equity as defined in the investment management agreement. The decrease in the management fee is due to the agreement to lower the management fee until all our SEC filings are current.  See further discussion of the management fee and other agreements with FIDAC in our discussion of related party transactions below.

G&A expenses were $5.2 million and $2.5 million for the three months ended June 30, 2013 and 2012, respectively.  G&A expenses were $10.0 million and $4.5 million for the six months ended June 30, 2013 and 2012, respectively.  Our G&A expenses increased primarily due to increased legal and accounting fees as well as increased servicing fees associated with the CSMC 2012-CIM1, CSMC 2012-CIM2 and CSMC 2012-CIM3 securitizations.

Our Manager has agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the Evaluation); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the Restatement Filing); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the Investigation); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees of $542,400), outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.  The amount paid by our Manager related to these expenses for the three and six months ended June 30, 2013 is $3.3 million and $5.2 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

We reimburse FIDAC for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.  During the three month periods ended June 30, 2013 and 2012, we reimbursed FIDAC approximately $129 thousand and $125 thousand for such expenses, respectively.  During the six month periods ended June 30, 2013 and 2012, we reimbursed FIDAC approximately $228 thousand and $240 thousand for such expenses, respectively.

Net Income (Loss) and Return on Average Equity

Our net income was $143.2 million and $40.8 million for the three months ended June 30, 2013 and 2012, respectively.  Our net income was $223.0 million and $121.0 million for the six months ended June 30, 2013 and 2012, respectively.  Economic net interest income as a percentage of average equity decreased by 643 basis points for the three months ended June 30, 2013 as compared to the same period of 2012 and decreased by 490 basis points for the six month period ended June 30, 2013 as compared to the same period of 2012.  The decline in our economic net interest income as a percentage of average equity is due to the lower yield on our average assets from the increase in securitized loans held for investment.  The return on average equity increased by 10.6 points for the three months ended June 30, 2013 as compared to the same period of 2012 and increased by 482 basis points for the six month period ended June 30, 2013 as compared to the same period of 2012.  The increase in our return on average equity is primarily due higher income as a result of realized gains on sales of investments and lower OTTI from the prior period.  The table below shows our economic net interest income, realized gains (losses) on sale of assets and the credit related OTTI, realized and unrealized gains (losses) on interest rate swaps and IOs, total management fee and G&A expenses, and income tax, each as a percentage of average equity, and the return on average equity for the periods presented.

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Income Tax Benefit/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Quarter Ended June 30, 2013	10.50%	6.14%	0.02%	(0.92%)	0.00%	15.73%
For The Quarter Ended March 31, 2013	10.17%	(0.73%)	0.49%	(1.05%)	0.00%	8.87%
For The Year Ended December 31, 2012	13.44%	(1.44%)	(0.26%)	(1.78%)	0.00%	9.95%
For The Quarter Ended December 31, 2012	10.85%	(1.03%)	0.68%	(1.45%)	0.00%	9.04%
For The Quarter Ended September 30, 2012	12.74%	7.11%	(2.40%)	(1.92%)	0.00%	15.53%
For The Quarter Ended June 30, 2012	16.93%	(8.14%)	(1.70%)	(1.95%)	0.00%	5.14%
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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with six counterparties as of June 30, 2013 that are either domiciled in Europe or are a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at June 30, 2013:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	163,851	$-	$8,727	0.12%
Germany	1	-	(10,967)	1,054	0.01%
Netherlands	1	167,276	-	6,852	0.10%
Switzerland	2	354,559	(24,392)	20,450	0.28%
United Kingdom	1	132,824	-	4,743	0.07%
Total	6	$818,510	$(35,359)	$41,826	0.58%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At June 30, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Current Period

We held cash and cash equivalents of approximately $168.2 million and $621.2 million at June 30, 2013 and December 31, 2012, respectively.

Our operating activities provided net cash of approximately $136.1 million and $189.4 million for the six months ended June 30, 2013 and 2012, respectively. The cash provided by operating activities decreased for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012 due primarily to a decrease in economic net interest income earned on the portfolio of $56.3 million.

Our investing activities provided net cash of approximately $222.4 million for the six months ended June 30, 2013 and resulted in the net use of cash of approximately $467.8 million for the six months ended June 30, 2012.  During the six months ended June 30, 2013 we generated cash primarily from principal payments of $902.2 million related to all our investment assets and sales of RMBS of $429.6 million offset in part by purchases of $1.1 billion in RMBS securities.  During the six months ended June 30, 2012, we used cash to purchase securitized loans related to the CSMC 2012-CIM1 and CSMC 2012-CIM2 transactions of $1.2 billion and used cash to purchase RMBS securities of $101.8 million.  These uses of cash were offset in part by principal payments received of $740.6 million and proceeds from sales of securities of $79.1 million during the six months ended June 30, 2012.

Our financing activities resulted in the net use of cash of approximately $811.5 million for the six months ended June 30, 2013 and provided net cash of approximately $188.4 million for the six months ended June 30, 2012.  During the six months ended June 30, 2013, we used cash to repay repurchase agreements, net of new borrowings of $49.9 million.  Other uses of cash for the six months ended June 30, 2013 included repayment of principal of our securitized debt of $576.7 million and the payment of the dividends of $184.9 million. During the six months ended June 30, 2012, we received proceeds from the issuance of debt related to the CSMC 2012-CIM1 and CSMC 2012-CIM2 securitizations of $1.8 billion. This receipt of cash was offset in part by our use of cash to repay repurchase agreements of $310.9 million, net of new borrowings.  In addition we used cash for the repayments of debt on securitized borrowings of $1.1 billion and the payment of dividends of $225.9 million.

We expect to continue to finance our RMBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities as a source of cash to fund new purchases.

At June 30, 2013 and December 31, 2012, the remaining maturities on our RMBS repurchase agreements were as follows.

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Overnight	$6,655	$-
1-29 days	771,163	732,809
30 to 59 days	514,872	325,915
60 to 89 days	-	-
90 to 119 days	-	211,137
Greater than or equal to 120 days	185,451	258,164
Total	$1,478,141	$1,528,025

We collateralize the repurchase agreements we use to finance our operations with Agency RMBS.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur.  At June 30, 2013, the weighted average haircut on our repurchase agreements was 4.85%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us.  A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average repurchase balance and repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average balances except in periods where we are adjusting the size of our portfolio by using leverage.  Our average repurchase agreement balance at June 30, 2013 decreased compared to our average repurchase agreement balance for the quarter ended December 31, 2012 due to net repayments of our repurchase agreements financed from the sales of Agency RMBS during 2013.  The Company continues to deploy capital to the strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter Ended June 30, 2013	$1,422,485	$1,478,141
Quarter Ended March 31, 2013	$1,460,629	$1,420,375
Year Ended December 31, 2012	$2,122,421	$1,528,025
Quarter Ended December 31, 2012	$1,567,605	$1,528,025
Quarter Ended September 30, 2012	$1,954,958	$1,658,906
Quarter Ended June 30, 2012	$2,412,827	$2,362,088

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At June 30, 2013 and December 31, 2012 our total debt was approximately $3.4 billion and $4.0 billion, which represented a debt-to-equity ratio of approximately 0.9:1 and 1.1:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

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

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the three and six month periods ended June 30, 2013 or 2012.

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

During the three month period ended June 30, 2013 we declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the three month period ended June 30, 2012, we declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.

During the six month period ended June 30, 2013 we declared dividends to common shareholders totaling $184.9 million, or $0.18 per share.  During the six month period ended June 30, 2012, we declared dividends to common shareholders totaling $205.4 million, or $0.20 per share.

The Board of Directors declared and paid a regular quarterly dividend of $0.09 per share for the third and fourth quarters of 2013.  The Board of Directors has determined that there will be a regular quarterly dividend of $0.09 per share for each of the first two quarters of 2014. The Board of Directors will review this program after the conclusion of the second quarter of 2014. The Board of Directors also declared and paid a special dividend of $0.20 per share payable on January 31, 2014 to shareholders of record on January 8, 2014.

There was no preferred stock issued or outstanding as of June 30, 2012 and December 31, 2012.

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

Fees Paid Under the Management Agreement

For the three months ended June 30, 2013 and 2012, our Manager earned management fees of $6.5 million and $12.9 million, respectively and received expense reimbursement of $129 thousand and $125 thousand, respectively.  For the six months ended June 30, 2013 and 2012, our Manager earned management fees of $12.9 million and $25.8 million, respectively and received expense reimbursement of $228 thousand and $240 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services. RCap may also provide brokerage services to us from time to time.  During the three month periods ended June 30, 2013 and 2012, fees paid to RCap were $35 thousand and $29 thousand, respectively.  During the six month periods ended June 30, 2013 and 2012, fees paid to RCap were $69 thousand and $73 thousand, respectively.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to employees of our Manager and its affiliates and members of our board of directors on January 2, 2008.  During the three month period ended June 30, 2013 and 2012, 27,000 and 31,600 shares of restricted stock vested, respectively.  Of those vested shares 2,000 and 200 shares were forfeited, respectively.  During the six month period ended June 30, 2013 and 2012, 54,000 and 63,200 shares of restricted stock vested, respectively.  Of those vested shares 4,000 and 400 shares were forfeited, respectively.  At June 30, 2013 and 2012 there were approximately 527,000 and 695,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the three months ended June 30, 2013 and 2012, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $94 thousand and $88 thousand, respectively.   For the six months ended June 30, 2013 and 2012, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $172 thousand and $169 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2013 and December 31, 2012.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

June 30, 2013
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,478,141	$-	$-	$-	$1,478,141
Securitized debt	511,814	640,811	327,256	380,786	1,860,667
Interest expense on RMBS repurchase agreements (1)	2,381	-	-	-	2,381
Interest expense on securitized debt (1)	68,662	91,132	62,321	183,390	405,505
Total	$2,060,998	$731,943	$389,577	$564,176	$3,746,694
(1) Interest is based on variable rates in effect as of June 30, 2013.

December 31, 2012
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
	(dollars in thousands)
Repurchase agreements for RMBS	$1,528,025	$-	$-	$-	$1,528,025
Securitized debt	658,423	793,150	430,993	555,717	2,438,283
Interest expense on RMBS repurchase agreements (1)	3,481	5	-	-	3,486
Interest expense on securitized debt (1)	88,177	113,931	72,902	201,721	476,731
Total	$2,278,106	$907,086	$503,895	$757,438	$4,446,525
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

Capital Requirements

At June 30, 2013 and December 31, 2012, we had no material commitments for capital expenditures.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income (subject to certain adjustments). We intend to pay regular quarterly dividends to our stockholders that constitute all of our REIT taxable income. Before we pay any dividend, we must first meet any operating requirements and scheduled debt service on our financing facilities and other debt payable.

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

Based on our calculations, as of June 30, 2013 and 2012, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value for our Agency RMBS portfolio should interest rates go up or down 25, 50, and 75 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2013 and various estimates regarding prepayment and all activities are made at each level of rate change.  Actual results could differ significantly from these estimates.

	June 30, 2013

Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-75 Basis Points	(11.58%)	1.15%
-50 Basis Points	(9.16%)	0.86%
-25 Basis Points	(5.35%)	0.50%
Base Interest Rate	-	-
+25 Basis Points	4.73%	(0.61%)
+50 Basis Points	8.60%	(1.30%)
+75 Basis Points	11.49%	(2.09%)
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2013.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2013
(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$2,463,012	$1,778,194	$921,777	$8,509,027	$13,672,010
Cash equivalents	168,153	-	-	-	168,153
Total rate sensitive assets	2,631,165	1,778,194	921,777	8,509,027	13,840,163

Rate sensitive liabilities	80,253	581,025	38,263	1,397,940	2,097,481
Interest rate sensitivity gap	$2,550,912	$1,197,169	$883,514	$7,111,087	$11,742,682

Cumulative rate sensitivity gap	$2,550,912	$3,748,081	$4,631,595	$11,742,682
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	18%	27%	33%	85%

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

The Company engaged a leading accounting firm to advise management with respect to accounting standards research support and engaged a leading professional services organization specializing in accounting and reporting matters to aid management with key facets of the material weaknesses in our internal controls over financial reporting. During 2012 and 2013, we added resources in accounting policy, middle office and financial reporting roles, including technical accounting subject matter resources and a new Chief Financial Officer. We believe the additional resources have remediated the material weakness described in the 2011 Form 10-K regarding our resources and level of technical accounting expertise within the accounting function to properly evaluate and account for the complexity of the Company’s investments in Non-Agency RMBS securities, IO strips, impairment of securitized loans held for investment, and related disclosures in accordance with generally accepted accounting principles.

Additionally, we have added resources and updated processes to remediate the aforementioned material weakness regarding the direct independent review and validation of inputs used in significant estimates such as the determination of the fair value, impairment, or interest income related to our investments in RMBS and securitized loans held for investment, including the formalization of a middle office function. We engaged two independent pricing services to test and validate the models we use to value our portfolio. The new resources and processes were implemented in 2013.

Further, expanding the accounting policy, middle office and financial reporting group has increased the opportunity to further segregate duties, add additional review steps, improve the technical competency of the accounting function and improve our control environment. We believe these resources will provide improved documentation and evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer determined that the aforementioned material weaknesses in our internal controls over financial reporting were not fully remediated and that our disclosure controls and procedures were not effective as of June 30, 2013.

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

**           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2013 (Unaudited) and December 31, 2012 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2013 and 2012; (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

By: /s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: March 20, 2014

By: /s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: March 20, 2014

S-1