Form 10-Q
period 2013-09-30
CHIMERA INVESTMENT CORP
filed 2014-04-16
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2013

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
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 16, 2014
Common Stock, $.01 par value	1,027,535,842

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited consolidated financial statements as of December 31, 2012)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2013 and 2012	2

Consolidated Statements of Changes In Stockholders’ Equity (Deficit) (Unaudited) for the nine months ended September 30, 2013 and 2012	3

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	64

Part II. OTHER INFORMATION	65

Item 1. Legal Proceedings	65

Item 1A. Risk Factors	65

Item 6. Exhibits	66

SIGNATURES	S-1

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	September 30, 2013 (Unaudited)	December 31, 2012 (1)
Assets:
Cash and cash equivalents	$125,491	$621,153
Non-Agency RMBS, at fair value
Senior	70	88
Senior interest-only	266,651	122,869
Subordinated	438,575	547,794
Subordinated interest-only	14,549	16,253
Agency RMBS, at fair value	2,052,476	1,806,697
Receivable for investments sold	197,554	-
Accrued interest receivable	18,661	15,248
Other assets	9,378	13,970
Subtotal	3,123,405	3,144,072
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	3,058,060	3,274,204
Securitized loans held for investment, net of allowance for loan losses of $9.5 million and $11.6 million, respectively	828,265	1,300,131
Accrued interest receivable	18,525	24,082
Subtotal	3,904,850	4,598,417
Total assets	$7,028,255	$7,742,489

Liabilities:
Repurchase agreements, Agency RMBS ($1.7 billion and $1.6 billion pledged as collateral, respectively)	$1,589,325	$1,528,025
Payable for investments purchased	4,810	-
Accrued interest payable	1,343	2,441
Dividends payable	92,440	92,431
Accounts payable and other liabilities	3,249	1,170
Investment management fees and expenses payable to affiliate	6,857	7,675
Derivatives, at fair value	37,607	53,939
Subtotal	1,735,631	1,685,681
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, collateralized by Non-Agency RMBS ($3.1 billion and $3.3 billion pledged as collateral, respectively)	1,006,666	1,336,261
Securitized debt, collateralized by loans held for investment ($800.8 million and $1.3 billion pledged as collateral, respectively)	712,902	1,169,710
Accrued interest payable	5,757	8,358
Subtotal	1,725,325	2,514,329
Total liabilities	$3,460,956	$4,200,010

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,559,189 and 1,027,597,458 shares issued and outstanding, respectively	10,271	10,268
Additional paid-in-capital	3,604,790	3,604,554
Accumulated other comprehensive income (loss)	1,001,451	989,936
Retained earnings (accumulated deficit)	(1,049,213)	(1,062,279)
Total stockholders' equity	$3,567,299	$3,542,479
Total liabilities and stockholders' equity	$7,028,255	$7,742,489
(1) Derived from the audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Interest Income:
Interest income	$38,818	$36,576	$101,514	$139,926
Interest expense	(1,580)	(2,281)	(5,042)	(7,080)

Interest income, Assets of consolidated VIEs	91,543	108,120	282,207	315,962
Interest expense, Non-recourse liabilities of consolidated VIEs	(23,494)	(32,075)	(75,472)	(85,604)
Net interest income (expense)	105,287	110,340	303,207	363,204
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,209)	(2,713)	(2,209)	(47,264)
Portion of loss recognized in other comprehensive income (loss)	(14,246)	(7,301)	(20,409)	(76,801)
Net other-than-temporary credit impairment losses	(16,455)	(10,014)	(22,618)	(124,065)

Other gains (losses):
Net unrealized gains (losses) on derivatives	27	(4,427)	18,607	(14,607)
Net realized gains (losses) on derivatives	(3,391)	(5,298)	(14,312)	(14,890)
Net gains (losses) on derivatives	(3,364)	(9,725)	4,295	(29,497)
Net unrealized gains (losses) on interest-only RMBS	(27,874)	(15,393)	(41,861)	22
Net realized gains (losses) on sales of investments	18,816	69,155	72,939	85,165
Total other gains (losses)	(12,422)	44,037	35,373	55,690
Net investment income (loss)	76,410	144,363	315,962	294,829

Other expenses:
Management fees	6,570	13,051	19,517	38,863
Expense recoveries from Manager	(1,082)	(1,910)	(6,252)	(1,910)
Net management fees	5,488	11,141	13,265	36,953
Provision for loan losses, net	(69)	496	(1,348)	(396)
General and administrative expenses	3,624	4,658	13,668	9,188
Total other expenses	9,043	16,295	25,585	45,745
Income (loss) before income taxes	67,367	128,068	290,377	249,084
Income taxes	-	-	2	2
Net income (loss)	$67,367	$128,068	$290,375	$249,082

Net income (loss) per share available to common shareholders:
Basic	$0.07	$0.12	$0.28	$0.24
Diluted	$0.07	$0.12	$0.28	$0.24

Weighted average number of common shares outstanding:
Basic	1,027,121,439	1,026,841,087	1,027,075,627	1,026,804,427
Diluted	1,027,559,189	1,027,505,030	1,027,582,582	1,027,499,973

Dividends declared per share of common stock	$0.09	$0.09	$0.27	$0.29

Comprehensive income (loss):
Net income (loss)	$67,367	$128,068	290,375	249,082
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(33,176)	260,891	61,836	380,004
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	16,455	10,014	22,618	124,065
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(18,816)	(69,155)	(72,939)	(85,165)
Other comprehensive income (loss)	(35,537)	201,750	11,515	418,904
Comprehensive income (loss)	$31,830	$329,818	$301,890	$667,986

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2011	$10,267	$3,603,739	$433,453	$(999,840)	$3,047,619
Net income	-	-	-	249,082	249,082
Unrealized gains (losses) on available-for-sale securities, net	-	-	380,004	-	380,004
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	124,065	-	124,065
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(85,165)	-	(85,165)
Proceeds from direct purchase and dividend reinvestment	1	116	-	-	117
Proceeds from restricted stock grants	-	242	-	-	242
Common dividends declared, $0.29 per share	-	-	-	(297,775)	(297,775)
Balance, September 30, 2012	$10,268	$3,604,097	$852,357	$(1,048,533)	$3,418,189

Balance, December 31, 2012	$10,268	$3,604,554	$989,936	$(1,062,279)	$3,542,479
Net income	-	-	-	290,375	290,375
Unrealized gains (losses) on available-for-sale securities, net	-	-	61,836	-	61,836
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	22,618	-	22,618
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(72,939)	-	(72,939)
Proceeds from direct purchase and dividend reinvestment	-	-	-	-	-
Proceeds from common stock offerings	-	-	-	-	-
Proceeds from common stock offerings to affiliate	-	-	-	-	-
Proceeds from restricted stock grants	3	236	-	-	239
Common dividends declared, $0.27 per share	-	-	-	(277,309)	(277,309)
Balance, September 30, 2013	$10,271	$3,604,790	$1,001,451	$(1,049,213)	$3,567,299

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$290,375	$249,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(56,211)	(44,745)
Amortization of deferred financing costs	5,215	6,480
Accretion (amortization) of securitized debt discounts/premiums, net	8,964	3,469
Net unrealized losses (gains) on derivatives	(18,607)	14,607
Net unrealized losses (gains) on interest-only RMBS	41,861	(22)
Net realized losses (gains) on sales of investments	(72,939)	(85,165)
Net other-than-temporary credit impairment losses	22,618	124,065
Provision for loan losses, net	(1,348)	(396)
Equity-based compensation expense	239	242
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	2,144	5,459
Decrease (increase) in other assets	(617)	952
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	2,079	(398)
Increase (decrease) in investment management fees and expenses payable to affiliate	(818)	(1,427)
Increase (decrease) in accrued interest payable, net	(3,699)	(513)
Net cash provided by (used in) operating activities	219,256	271,690
Cash Flows From Investing Activities:
RMBS portfolio:
Purchases	(1,597,178)	(119,429)
Sales	627,365	943,350
Principal payments	430,838	549,478
Non-Agency RMBS transferred to consolidated VIEs:
Principal payments	372,504	394,641
Securitized loans held for investment:
Purchases	-	(1,185,664)
Principal payments	462,920	297,923
Net cash provided by (used in) investing activities	296,449	880,299
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	5,589,715	5,114,759
Payments on repurchase agreements	(5,528,415)	(6,128,842)
Payment of deferred financing costs	-	(8,073)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	-	1,113,154
Payments on securitized debt borrowings, collateralized by loans held for investment	(456,233)	(292,568)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(339,134)	(380,432)
Net proceeds from direct purchase and dividend reinvestment	-	117
Common dividends paid	(277,300)	(318,296)
Net cash provided by (used in) financing activities	(1,011,367)	(900,181)
Net increase (decrease) in cash and cash equivalents	(495,662)	251,808
Cash and cash equivalents at beginning of period	621,153	206,299
Cash and cash equivalents at end of period	$125,491	$458,107

Supplemental disclosure of cash flow information:
Interest received	$329,654	$417,513
Interest paid	$70,035	$89,717
Management fees and expenses paid to affiliate	$20,335	$40,290

Non-cash investing activities:
Receivable for investments sold	$197,554	$-
Payable for investments purchased	$4,810	$-
Net change in unrealized gain (loss) on available-for sale securities	$11,515	$418,904

Non-cash financing activities:
Common dividends declared, not yet paid	$92,440	$92,416

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at September 30, 2013 and December 31, 2012.

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

(e) Interest-Only RMBS

The Company invests in IO Agency and Non-Agency RMBS strips.  IO RMBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company has elected the fair value option to account for IO RMBS strips to simplify the reporting of changes in fair value.  The IO RMBS strips are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Interest income on IO RMBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium or discount is calculated in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on interest-only RMBS on the Consolidated Statement of Operations and Comprehensive Income (Loss).  Interest income reported on IO RMBS strips was $12.7 million and $5.0 million for the quarters ended September 30, 2013, and 2012, respectively.  Interest income reported on IO securities was $22.9 million and $18.8 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company has established a specific reserve that reflects consideration of loans more than 60 days delinquent, loans in foreclosure and borrowers that have declared bankruptcy.  The loan loss provision related to these loans is measured as the difference between the unpaid principal balance and the estimated fair value of the property securing the mortgage, less estimated costs to sell.  The specific reserve also reflects consideration of concessions granted to borrowers by the servicer in the form of modifications (i.e., reductions).  Loan loss provisions related to these modifications are based on the contractual principal and interest payments, post-modification, discounted at the loan’s original effective interest rate.  Loans with specific reserves are individually evaluated for impairment.  Loan modifications made by the servicer are evaluated to determine if they constitute troubled debt restructurings (“TDRs”).  A restructuring of a loan constitutes a TDR if the servicer, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Impairment of modified loans considered to be TDRs is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate at inception. If the present value of expected cash flows is less than the recorded investment in the loan, an allowance for loan losses is recognized with a corresponding charge to the provision for loan losses. Impairment of all other loans individually evaluated is measured as the difference between the unpaid principal balance and the estimated fair value of the collateral, less estimated costs to sell.  The Company charges off the corresponding loan allowance and related principal balance when the servicer reports a realized loss. A complete discussion of securitized loans held for investment is included in Note 4 to these consolidated financial statements.

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

(k) Derivative Financial Instruments

The Company’s investment policies permit it to enter into derivative contracts, including interest rate swaps, interest rate caps, options, and futures as a means of managing its interest rate risk as well as to enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the Consolidated Statements of Financial Condition and measured at fair value.  These derivative financial instrument contracts are not designated as hedges for GAAP; therefore, all changes in fair value are recognized in earnings.  The Company estimates the fair value of its derivative instruments as described in Note 5 of these consolidated financial statements.  Net payments on derivative instruments are included in the Consolidated Statements of Cash Flows as a component of net income (loss).  Unrealized gains (losses) on derivatives are removed from net income (loss) to arrive at cash flows from operating activities.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination.  The Company does not have any unrecognized tax benefits that would affect its financial position or require disclosure.  No accruals for penalties and interest were necessary as of September 30, 2013 or December 31, 2012.

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

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, subordinated IO, and Non-Agency RMBS transferred to consolidated VIEs.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the reporting date.  The total fair value of the Non-Agency RMBS that are held by consolidated re-securitization trusts was $3.1 billion and $3.3 billion at September 30, 2013 and December 31, 2012, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of September 30, 2013 and December 31, 2012, by asset class.

September 30, 2013
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$124	$-	$(65)	$59	$70	$11	$-	$11
Senior interest-only	6,175,299	314,605	-	314,605	266,651	11,502	(59,456)	(47,954)
Subordinated	843,762	-	(505,612)	338,150	438,575	102,844	(2,419)	100,425
Subordinated interest-only	278,619	15,536	-	15,536	14,549	294	(1,281)	(987)
RMBS transferred to consolidated variable interest entities ("VIEs")	4,043,187	7,846	(1,811,831)	2,155,955	3,058,060	902,105	-	902,105
Agency RMBS	2,177,321	133,518	(3,491)	2,050,047	2,052,476	36,214	(33,785)	2,429
Total	$13,518,312	$471,505	$(2,320,999)	$4,874,352	$5,830,381	$1,052,970	$(96,941)	$956,029

December 31, 2012
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$126	$-	$(54)	$72	$88	$16	$-	$16
Senior interest-only	3,012,868	135,868	-	135,868	122,869	7,976	(20,975)	(12,999)
Subordinated	1,057,821	-	(584,772)	473,049	547,794	81,492	(6,747)	74,745
Subordinated interest-only	256,072	16,180	-	16,180	16,253	1,466	(1,393)	73
RMBS transferred to consolidated variable interest entities ("VIEs")	4,610,109	8,955	(2,088,125)	2,437,048	3,274,204	837,353	(197)	837,156
Agency RMBS	1,756,580	51,502	-	1,720,595	1,806,697	86,419	(317)	86,102
Total	$10,693,576	$212,505	$(2,672,951)	$4,782,812	$5,767,905	$1,014,722	$(29,629)	$985,093

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,921,687	$2,234,791	$2,107,387	$2,342,462
Purchases	-	-	-	86,847
Accretion	(80,501)	(89,256)	(249,431)	(276,696)
Reclassification (to) from non-accretable difference	(18,496)	(1,809)	(6,831)	12,776
Sales	-	-	(28,435)	(21,663)
Balance at end of period	$1,822,690	$2,143,726	$1,822,690	$2,143,726

The table below presents the outstanding principal balance and related amortized cost at September 30, 2013 and December 31, 2012 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	September 30, 2013	December 31, 2012
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$4,148,066	$5,245,184
End of period	$3,968,354	$4,508,475

Amortized cost:
Beginning of period	$2,127,146	$2,649,303
End of period	$2,027,202	$2,268,751

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

September 30, 2013
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	133,650	(30,109)	60	44,605	(29,347)	23	178,255	(59,456)	83
Subordinated	4,763	(38)	4	17,309	(2,381)	2	22,072	(2,419)	6
Subordinated interest-only	1,263	(462)	2	7,922	(819)	1	9,185	(1,281)	3
RMBS transferred to consolidated VIEs	-	-	-	-	-	-	-	-	-
Agency RMBS	824,713	(33,573)	21	621	(212)	2	825,334	(33,785)	23
Total	$964,389	$(64,182)	87	$70,457	$(32,759)	28	$1,034,846	$(96,941)	115

December 31, 2012
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	17,764	(2,828)	12	52,920	(18,147)	26	70,684	(20,975)	38
Subordinated	-	-	-	54,774	(6,747)	5	54,774	(6,747)	5
Subordinated interest-only	-	-	-	9,659	(1,393)	1	9,659	(1,393)	1
RMBS transferred to consolidated VIEs	-	-	-	22,490	(197)	1	22,490	(197)	1
Agency RMBS	234	(76)	2	993	(241)	2	1,227	(317)	4
Total	$17,998	$(2,904)	14	$140,836	$(26,725)	35	$158,834	$(29,629)	49

At September 30, 2013, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency RMBS were $33.8 million and $317 thousand at September 30, 2013 and December 31, 2012, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2013 and December 31, 2012 unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding IO Agency and Non-Agency RMBS strips which are accounted for under the fair value option with changes in fair value recorded in earnings) were $2.4 million and $6.9 million at September 30, 2013 and December 31, 2012, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and nine months ended September 30, 2013 and 2012 is presented below.

	For the Quarter Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
Total other-than-temporary impairment losses	$(2,209)	$(2,713)
Portion of loss recognized in other comprehensive income (loss)	(14,246)	(7,301)
Net other-than-temporary credit impairment losses	$(16,455)	$(10,014)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
Total other-than-temporary impairment losses	$(2,209)	$(47,264)
Portion of loss recognized in other comprehensive income (loss)	(20,409)	(76,801)
Net other-than-temporary credit impairment losses	$(22,618)	$(124,065)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
Cumulative credit loss beginning balance	$498,252	$540,659
Additions:
Other-than-temporary impairments not previously recognized	15,837	7,275
Reductions for securities sold during the period	(2,919)	(33,817)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	618	2,739
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4,536)	(8,160)
Cumulative credit loss ending balance	$507,252	$508,696

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
Cumulative credit loss beginning balance	$510,089	$452,060
Additions:
Other-than-temporary impairments not previously recognized	16,549	97,203
Reductions for securities sold during the period	(14,038)	(34,107)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	6,069	26,862
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(11,417)	(33,322)
Cumulative credit impairment loss ending balance	$507,252	$508,696

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Loss Severity
Weighted Average	55%	49%
Range	41% - 75%	33% - 86%

60+ days delinquent
Weighted Average	23%	27%
Range	0% - 37%	0% - 53%

Credit Enhancement (1)
Weighted Average	5%	13%
Range	0% - 48%	0% - 75%

3 Month CPR
Weighted Average	18%	15%
Range	0% - 42%	0% - 30%

12 Month CPR
Weighted Average	18%	16%
Range	9% - 35%	8% - 42%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at September 30, 2013 and December 31, 2012.  IO RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying principal balance of specific securities.  At September 30, 2013, IO RMBS had a net unrealized loss of $46.7 million and had an amortized cost of $383.1 million. At December 31, 2012, IO RMBS had a net unrealized loss of $4.8 million and had an amortized cost of $166.0 million.  The fair value of IOs at September 30, 2013 and December 31, 2012 was $336.4 million, and $161.2 million, respectively. All changes in fair value of IOs are reflected in Net income (loss).

September 30, 2013
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$11	$-	$11	$-	$-	$-
Senior interest-only	-	11,502	11,502	-	(59,456)	(59,456)
Subordinated	102,844	-	102,844	(2,419)	-	(2,419)
Subordinated interest-only	-	294	294	-	(1,281)	(1,281)
RMBS transferred to consolidated VIEs	897,896	4,209	902,105	-	-	-
Agency RMBS	35,999	215	36,214	(31,601)	(2,184)	(33,785)
Total	$1,036,750	$16,220	$1,052,970	$(34,020)	$(62,921)	$(96,941)

December 31, 2012
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$16	$-	$16	$-	$-	$-
Senior interest-only	-	7,976	7,976	-	(20,975)	(20,975)
Subordinated	81,492	-	81,492	(6,747)	-	(6,747)
Subordinated interest-only	-	1,466	1,466	-	(1,393)	(1,393)
RMBS transferred to consolidated VIEs	829,308	8,045	837,353	(197)	-	(197)
Agency RMBS	86,062	357	86,419	-	(317)	(317)
Total	$996,878	$17,844	$1,014,722	$(6,944)	$(22,685)	$(29,629)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$124	$46.89	$55.46	0.00%	11.17%
Senior, interest only	$6,175,299	$5.09	$4.32	1.53%	17.55%
Subordinated	$843,762	$40.08	$51.98	3.05%	12.37%
Subordinated, interest only	$278,619	$5.58	$5.22	1.76%	8.41%
RMBS transferred to consolidated variable interest entities	$4,043,187	$54.44	$77.22	4.72%	15.96%
Agency Mortgage-Backed Securities	$2,177,321	$106.77	$106.90	4.01%	3.00%

(1) Bond Equivalent Yield at period end.

	December 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$126	$57.02	$67.00	0.00%	11.90%
Senior, interest only	$3,012,868	$4.51	$4.08	1.76%	10.36%
Subordinated	$1,057,821	$44.72	$51.79	3.18%	11.07%
Subordinated, interest only	$256,072	$6.32	$6.35	2.25%	8.90%
RMBS transferred to consolidated variable interest entities	$4,610,109	$53.96	$72.50	4.88%	15.44%
Agency Mortgage-Backed Securities	$1,756,580	$103.09	$108.24	4.65%	3.59%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
AAA	0.01%	0.01%
AA	1.14%	0.46%
BBB	0.02%	0.00%
BB	1.37%	1.41%
B	3.80%	1.19%
Below B or not rated	93.66%	96.93%
Total	100.00%	100.00%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at September 30, 2013 and December 31, 2012 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

September 30, 2013
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$-	$70	$-	$70
Senior interest-only	779	118,327	115,587	31,958	266,651
Subordinated	4,039	27,560	325,178	81,798	438,575
Subordinated interest-only	-	322	12,653	1,574	14,549
RMBS transferred to consolidated VIEs	1,918	363,106	1,800,989	892,047	3,058,060
Agency RMBS	27	99,258	1,855,698	97,493	2,052,476
Total fair value	$6,763	$608,573	$4,110,175	$1,104,870	$5,830,381
Amortized cost
Non-Agency RMBS
Senior	$-	$-	$59	$-	$59
Senior interest-only	1,554	140,002	135,075	37,974	314,605
Subordinated	3,267	22,807	256,566	55,510	338,150
Subordinated interest-only	-	322	13,855	1,359	15,536
RMBS transferred to consolidated VIEs	1,786	282,488	1,238,348	633,333	2,155,955
Agency RMBS	57	93,859	1,859,917	96,214	2,050,047
Total amortized cost	$6,664	$539,478	$3,503,820	$824,390	$4,874,352

December 31, 2012
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$-	$88	$-	$88
Senior interest-only	358	47,205	66,927	8,379	122,869
Subordinated	4,092	23,948	359,310	160,444	547,794
Subordinated interest-only	-	-	9,658	6,595	16,253
RMBS transferred to consolidated VIEs	12,118	312,690	2,055,568	893,828	3,274,204
Agency RMBS	146	1,802,720	3,831	-	1,806,697
Total fair value	$16,714	$2,186,563	$2,495,382	$1,069,246	$5,767,905
Amortized cost
Non-Agency RMBS
Senior	$-	$-	$72	$-	$72
Senior interest-only	657	58,037	70,044	7,130	135,868
Subordinated	2,649	20,593	318,422	131,385	473,049
Subordinated interest-only	-	-	11,051	5,129	16,180
RMBS transferred to consolidated VIEs	11,184	248,699	1,493,647	683,518	2,437,048
Agency RMBS	157	1,716,964	3,474	-	1,720,595
Total amortized cost	$14,647	$2,044,293	$1,896,710	$827,162	$4,782,812

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.  At September 30, 2013, 96.2% of the Non-Agency RMBS collateral was Alt-A.  At December 31, 2012, 99.5% of the Non-Agency RMBS collateral was Alt-A.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
Weighted average maturity (years)		24.63		24.8
Weighted average amortized loan to value (1)		69.6%		71.6%
Weighted average FICO (2)		709.9		717
Weighted average loan balance (in thousands)		$392.0		$453.1
Weighted average percentage owner occupied		83.9%		85.1%
Weighted average percentage single family residence		65.2%		65.5%
Weighted average current credit enhancement		1.5%		3.1%
Weighted average geographic concentration of top five states	CA	33.9%	CA	36.7%
	FL	9.1%	FL	8.7%
	NY	6.7%	NY	6.4%
	NJ	2.9%	VA	2.4%
	MD	2.8%	NJ	2.8%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2013 and December 31, 2012.

Origination Year	September 30, 2013	December 31, 2012
2000	0.6%	0.2%
2001	1.2%	0.2%
2002	1.0%	0.0%
2003	1.4%	0.4%
2004	3.1%	0.6%
2005	17.6%	14.3%
2006	31.0%	34.6%
2007	42.0%	46.7%
2008	2.1%	3.0%
Total	100.0%	100.0%

During the quarter ended September 30, 2013, the Company sold RMBS with a carrying value of $375.5 million for a gross realized gain of $18.8 million.  During the quarter ended September 30, 2012, the Company sold RMBS with a carrying value of $795.1 million for a gross realized gain of $69.2 million.  During the nine months ended September 30, 2013, the Company sold RMBS with a carrying value of $751.0 million for a gross realized gain of $72.9 million.  During the nine months ended September 30, 2012, the Company sold RMBS with a carrying value of $858.2 million for gross realized gains of $85.2 million.  There were no securities sold for a gross realized loss for the three and nine month periods ended September 30, 2013 or 2012.

4.  Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.

The securitized loans held for investment are carried at their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses. There were no new securitizations during the quarter and nine months ended September 30, 2013.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at September 30, 2013 and December 31, 2012:

	For the Nine Months Ended	For the Year Ended
	September 30, 2013	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$1,300,131	$256,632
Purchases	-	1,531,014
Principal paydowns	(462,920)	(477,555)
Net periodic amortization (accretion)	(10,294)	(9,592)
Change to loan loss provision	1,348	(368)
Balance, end of period	$828,265	$1,300,131

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Securitized loans, at amortized cost	$837,773	$1,311,755
Less: allowance for loan losses	9,508	11,624
Securitized loans held for investment	$828,265	$1,300,131

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 38.3% were originated during 2012, 38.0% were originated during 2011, 7.3% during 2010, and the remaining 16.4% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	September 30, 2013		December 31, 2012
Number of loans		1,104		1,618
Weighted average maturity (years)		27.5		28.3
Weighted average loan to value (1)		71.0%		71.2%
Weighted average FICO (2)		766		768
Weighted average loan balance (in thousands)		$743.8		$794.1
Weighted average percentage owner occupied		94.4%		94.6%
Weighted average percentage single family residence		69.8%		70.6%
Weighted average geographic concentration of top five states	CA	34.5%	CA	38.1%
	VA	5.8%	VA	6.3%
	NY	5.7%	NY	6.3%
	NJ	5.0%	WA	5.2%
	TX	5.0%	NJ	4.6%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio at September 30, 2013 and December 31, 2012:

	For the Nine Months Ended	For the Year Ended
	September 30, 2013	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$11,624	$13,938
Provision for loan losses	(1,348)	368
Charge-offs	(768)	(2,682)
Balance, end of period	$9,508	$11,624

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at September 30, 2013 and December 31, 2012 was $3.4 million and $5.0 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at September 30, 2013 and December 31, 2012 was $6.1 million and $6.6 million, respectively.

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $26.8 million and $29.1 million at September 30, 2013 and December 31, 2012, respectively.  Interest income on impaired loans is not significant.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at September 30, 2013 and December 31, 2012 was $19.3 million and $21.8 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $794.3 million and $1.3 billion at September 30, 2013 and December 31, 2012, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at September 30, 2013 and December 31, 2012 was $809.0 million and $1.3 billion, respectively.

The following table summarizes the outstanding principal balance of loans 30 days delinquent and greater as reported by the servicer at September 30, 2013 and December 31, 2012.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
September 30, 2013	$4,317	$509	$2,781	$473	$5,359	$0	$13,439
December 31, 2012	$3,110	$1,186	$4,045	$0	$4,247	$1,390	$13,978

With the exception of its ability to approve certain loan modifications, the Company is not involved with the servicing or modification of loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the nine months ended September 30, 2013 and 2012.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre-modification)	Unpaid Principal Balance of Modified Loans (Post-modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
Nine Months Ended
September 30, 2013	3	$2,349	$2,358	$2,248	$2,248	$0
September 30, 2012	7	$3,943	$4,053	$4,025	$4,025	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the quarter and nine months ended September 30, 2013, the Company determined that all loans modified by the servicer were considered TDRs, as defined under GAAP. A TDR is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the quarters and nine months ended September 30, 2013 and 2012 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDRs, the $4.8 million specific reserve related to TDRs as of September 30, 2013 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.  If there are further modifications, the reduction of the cashflow is reflected in the provision for loan losses.

As of September 30, 2013, there were no loans that were modified in the past twelve months and delinquent on scheduled payments.

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

Derivatives

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

Mortgage Options

Mortgage options are valued using an option pricing model which considers the strike price of the option, the price of the underlying security, settle date, a discount rate and the implied volatility.  The implied volatility is determined from the daily price of the underlying as well as prices on similar financial instruments.  The Company has classified the characteristics used to determine the fair value of mortgage options as Level 3 inputs in the fair value hierarchy.

Treasury Futures

The fair value of Treasury futures is determined by quoted market prices for similar financial instruments in an active market.  The Company has classified the characteristics used to determine the fair value of Treasury futures as Level 2 inputs in the fair value hierarchy.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2013 and December 31, 2012 is presented below.

September 30, 2013
(dollars in thousands)
	Level 1	Level 2	Level 3
Assets:
Non-Agency RMBS
Senior	$-	$-	$70
Senior interest-only	-	-	266,651
Subordinated	-	-	438,575
Subordinated interest-only	-	-	14,549
RMBS transferred to consolidated VIEs	-	-	3,058,060
Agency RMBS	-	2,052,476	-

Liabilities:
Derivatives	-	(35,879)	(1,728)
Total	$-	$2,016,597	$3,776,177

December 31, 2012
(dollars in thousands)
	Level 1	Level 2	Level 3
Assets:
Non-Agency RMBS
Senior	$-	$-	$88
Senior interest-only	-	-	122,869
Subordinated	-	-	547,794
Subordinated interest-only	-	-	16,253
RMBS transferred to consolidated VIEs	-	-	3,274,204
Agency RMBS	-	1,806,697	-

Liabilities:
Derivatives	-	(53,939)	-
Total	$-	$1,752,758	$3,961,208

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at September 30, 2013 and December 31, 2012.

Fair Value Reconciliation, Level 3

	For the Nine Months Ended	For the Year Ended
	September 30, 2013	December 31, 2012
	(dollars in thousands)
Non-Agency RMBS
Beginning balance Level 3 assets	$3,961,208	$4,088,945
Transfers in to Level 3 assets	-	-
Transfers out of Level 3 assets	-	-
Purchases	224,600	122,509
Principal payments	(378,887)	(516,370)
Sales	(191,653)	(328,261)
Accretion of purchase discounts	82,293	98,804
Gains (losses) included in net income
Other than temporary credit impairment losses	(22,618)	(132,250)
Realized gains (losses) on sales	46,667	48,435
Net unrealized gains (losses) on interest-only RMBS	(39,852)	804
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	94,419	578,592
Ending balance Level 3 assets	$3,776,177	$3,961,208

There were no transfers to or from Level 3 for the nine months ended September 30, 2013 and for the year ended December 31, 2012.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS as of September 30, 2013 and December 31, 2012 follows:

	September 30, 2013				December 31, 2012
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
	Range				Range
Non-Agency RMBS
Senior	8.0%	6% - 6%	0% - 0%	50% - 50%	7.5%	11% - 11%	0% - 3%	50% - 58%
Senior interest-only	13.7%	2% - 30%	0% - 33%	50% - 85%	13.9%	1% - 25%	0% - 25%	50% - 85%
Subordinated	27.8%	2% - 22%	0% - 40%	50% - 85%	25.9%	1% - 18%	0% - 21%	50% - 85%
Subordinated interest-only	15.2%	3% - 15%	0% - 19%	50% - 78%	13.3%	4% - 11%	0% - 21%	50% - 68%
RMBS transferred to consolidated VIEs	5.4%	1% - 17%	0% - 32%	50% - 85%	5.8%	1% - 15%	0% - 36%	50% - 85%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

	September 30, 2013
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	828,265	800,754
Repurchase agreements	2	(1,589,325)	(1,591,558)
Securitized debt, collateralized by Non-Agency RMBS	3	(1,006,666)	(1,017,221)
Securitized debt, collateralized by loans held for investment	3	(712,902)	(694,434)

	December 31, 2012
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	1,300,131	1,320,696
Repurchase agreements	2	(1,528,025)	(1,531,511)
Securitized debt, collateralized by Non-Agency RMBS	3	(1,336,261)	(1,334,551)
Securitized debt, collateralized by loans held for investment	3	(1,169,710)	(1,194,747)

6.  Repurchase Agreements

The Company had outstanding $1.6 billion and $1.5 billion of repurchase agreements with weighted average borrowing rates of 0.42% and 0.52% and weighted average remaining maturities of 58 days and 56 days as of September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013 and December 31, 2012, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.7 billion and $1.6 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the nine months ended September 30, 2013 and the year ended December 31, 2012 were $1.4 billion and $2.1 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At September 30, 2013 and December 31, 2012, the repurchase agreements collateralized by Agency RMBS had the following remaining maturities.

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Overnight	$-	$-
1-29 days	725,407	732,809
30 to 59 days	654,992	325,915
60 to 89 days	-	-
90 to 119 days	23,475	211,137
Greater than or equal to 120 days	185,451	258,164
Total	$1,589,325	$1,528,025

At September 30, 2013 and December 31, 2012, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

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

At September 30, 2013 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $713.7 million.  The debt matures between the years 2023 and 2042.  At September 30, 2013 the debt carried a weighted average cost of financing equal to 3.33%.  At December 31, 2012 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $1.2 billion.  The debt matures between the years 2023 and 2042.  At December 31, 2012 the debt carried a weighted average cost of financing equal to 3.37%.

At September 30, 2013 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.0 billion.  The debt matures between the years 2035 and 2047.  At September 30, 2013 the debt carried a weighted average cost of financing equal to 4.35%.  At December 31, 2012 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.4 billion.  The debt matures between the years 2035 and 2047.  At December 31, 2012 the debt carried a weighted average cost of financing equal to 4.41%.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at September 30, 2013 and December 31, 2012, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Within One Year	$423,462	$658,423
One to Three Years	566,031	793,150
Three to Five Years	283,932	430,993
Greater Than or Equal to Five Years	370,085	555,717
Total	$1,643,510	$2,438,283

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

As of September 30, 2013, the Company’s Consolidated Statements of Financial Condition includes ten consolidated VIEs with $3.9 billion of assets and $1.7 billion of liabilities.  As of December 31, 2012, the Company’s Consolidated Statements of Financial Condition includes ten consolidated VIEs with $4.6 billion of assets and $2.5 billion of liabilities.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The result of consolidation at September 30, 2013 is the inclusion of $3.1 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $828.3 million of securitized loans held for investment, the recognition of $1.0 billion of securitized debt associated with Non-Agency RMBS transferred to consolidated VIEs and $712.9 million of securitized debt associated with loans held for investment. In addition, at September 30, 2013 the Company recognized $18.5 million and $5.8 million of accrued interest receivable and accrued interest payable, respectively, of the securitizations.

The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$3,058,060	$3,274,204
Securitized loans held for investment	828,265	1,300,131
Accrued interest receivable	18,525	24,082
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$1,006,666	$1,336,261
Securitized debt, collateralized by loans held for investment	712,902	1,169,710
Accrued interest payable	5,757	8,358

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented in the table below.

	For the Quarter Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$91,543	$108,120
Interest expense, Non-recourse liabilities of VIEs	(23,494)	(32,075)
Net interest income	$68,049	$76,045

Total other-than-temporary impairment losses	(2,209)	$(241)
Portion of loss recognized in other comprehensive income (loss)	(13,427)	(3,032)
Net other-than-temporary credit impairment losses	$(15,636)	$(3,273)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$282,207	$315,962
Interest expense, Non-recourse liabilities of VIEs	(75,472)	(85,604)
Net interest income	$206,735	$230,358

Total other-than-temporary impairment losses	(2,209)	$(7,510)
Portion of loss recognized in other comprehensive income (loss)	(13,562)	(76,164)
Net other-than-temporary credit impairment losses	$(15,771)	$(83,674)

The amounts recorded on the Consolidated Statements of Cash Flows related to consolidated VIEs is presented in the table below for the periods presented.

	For the Quarter Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
(Accretion) amortization of investment discounts/premiums, net	(33,751)	(31,702)
Amortization of deferred financing costs	1,367	1,215
Accretion (amortization) of securitized debt discounts/premiums, net	4,211	4,352
Proceeds from securitized debt borrowings, collateralized by loans held for investment	-	11,628
Principal payments, Non-Agency RMBS transferred to consolidated VIE's	141,557	130,869
Principal payments, Securitized loans held for investment	95,155	183,775
Payments on securitized debt borrowings, collateralized by loans held for investment	(92,782)	(182,073)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(125,842)	(122,494)
Decrease (increase) in accrued interest receivable	1,611	927
Increase (decrease) in accrued interest payable	(737)	(1,080)
Net cash provided by/(used in) consolidated VIEs	$(9,211)	$(4,583)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
(Accretion) amortization of investment discounts/premiums, net	(96,900)	(96,365)
Amortization of deferred financing costs	5,215	$6,480
Accretion (amortization) of securitized debt discounts/premiums, net	8,964	3,469
Payment of deferred financing costs	-	(8,073)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	-	1,113,154
Principal payments, Non-Agency RMBS transferred to consolidated VIE's	372,504	394,641
Principal payments, Securitized loans held for investment	462,920	297,923
Payments on securitized debt borrowings, collateralized by loans held for investment	(456,233)	(292,568)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(339,134)	(380,432)
Decrease (increase) in accrued interest receivable	5,557	453
Increase (decrease) in accrued interest payable	(2,601)	347
Net cash provided by/(used in) consolidated VIEs	$(39,708)	$1,039,029

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

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$59	$70	$72	$85
Senior interest-only	-	77	-	128
Subordinated	-	1,958	581	2,266
Agency RMBS	733	585	1,198	1,001
Total	$792	$2,690	$1,851	$3,480

9.  Derivative Instruments

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps.  The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest (“pay rate”) in exchange for the right to receive a floating rate of interest (“receive rate”) over a specified period of time.  In addition to interest rate swaps, the Company has purchased mortgage options and Treasury futures.  Mortgage options give the Company the right, but not the obligation, to buy or sell mortgage backed securities at a future date for a fixed price.  Treasury futures are derivatives which track the prices of specific Treasury securities and are traded on an active exchange.  It is generally the Company’s policy to close out any Treasury futures positions prior to taking delivery of the underlying security.  The Company has entered into derivative contracts to lock in prices on the purchase or sale of Agency RMBS to hedge changes in interest rates on its existing portfolio or to enhance investment returns.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS or cash pledged as collateral for these derivative instruments.  The Company periodically monitors the credit of its counterparties to determine if it is exposed to counterparty credit risk.  See Note 14 for further discussion of counterparty credit risk.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2013 and December 31, 2012.

		September 30, 2013

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$1,355,000	Other assets	$-	Derivatives, at fair value	$(35,122)
Mortgage Options	600,000	Other assets	-	Derivatives, at fair value	(1,728)
Treasury Futures	2,500	Other assets	-	Derivatives, at fair value	(757)
Total	$1,957,500		$-		$(37,607)

		December 31, 2012

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$1,355,000	Other assets	$-	Derivatives, at fair value	$(53,939)
Total	$1,355,000		$-		$(53,939)

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

For the Quarter Ended
September 30, 2013

Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)	Net gains (losses) on derivatives
(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$237
Interest Rate Swaps	Net realized gains (losses) on derivatives	(5,459)
Mortgage Options	Net unrealized gains (losses) on derivatives	(198)
Mortgage Options	Net realized gains (losses) on derivatives	3,590
Treasury Futures	Net unrealized gains (losses) on derivatives	(12)
Treasury Futures	Net realized gains (losses) on derivatives	(1,522)
Total		$(3,364)

For the Nine Months Ended
September 30, 2013

Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)	Net gains (losses) on derivatives
(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$18,817
Interest Rate Swaps	Net realized gains (losses) on derivatives	(16,380)
Mortgage Options	Net unrealized gains (losses) on derivatives	(198)
Mortgage Options	Net realized gains (losses) on derivatives	3,590
Treasury Futures	Net unrealized gains (losses) on derivatives	(12)
Treasury Futures	Net realized gains (losses) on derivatives	(1,522)
Total		$4,295

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2013 was 1.81% and the weighted average receive rate was 0.18%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2012 was 1.81% and the weighted average receive rate was 0.21%.

All of the Company’s interest rate swap and mortgage option contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2013 is approximately $37.6 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the quarters and nine months ended September 30, 2013 and 2012.

On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of the Company’s common stock as well as to make optional cash payments to purchase shares of its common stock. Persons who are not already stockholders may also purchase the Company’s common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, Computershare. The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC.  There were no shares issued as a part of the DRSPP during the quarter and nine months ended September 30, 2013 due to the suspension of the DRSPP.  During the nine months ended September 30, 2012 the Company raised $117 thousand by issuing 39,000 shares through the DRSPP.  All 39,000 shares issued through the DRSPP were issued in the first quarter of 2012, prior to the suspension of the DRSPP.

As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of common stock under the equity distribution agreement or the DRSPP until filings with the SEC have been timely made for a full year.

During the quarter ended September 30, 2013 the Company declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the quarter ended September 30, 2012 the Company declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the nine months ended September 30, 2013 the Company declared dividends to common shareholders totaling $277.3 million, or $0.27 per share.  During the nine months ended September 30, 2012 the Company declared dividends to common shareholders totaling $297.8 million, or $0.29 per share.

Earnings per share for the quarters and nine months ended September 30, 2013 and 2012, respectively, are computed as follows:

	For the Quarter Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
Numerator:
Net income	$67,367	$128,068
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$67,367	$128,068

Denominator:
Weighted average basic shares	1,027,121,439	1,026,841,087
Effect of dilutive securities	437,750	663,943
Weighted average diluted shares	1,027,559,189	1,027,505,030

Net income per average share attributable to common stockholders - Basic	$0.07	$0.12
Net income per average share attributable to common stockholders - Diluted	$0.07	$0.12

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
Numerator:
Net income	$290,375	$249,082
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$290,375	$249,082

Denominator:
Weighted average basic shares	1,027,075,627	1,026,804,427
Effect of dilutive securities	506,955	695,546
Weighted average dilutive shares	1,027,582,582	1,027,499,973

Net income per average share attributable to common stockholders - Basic	$0.28	$0.24
Net income per average share attributable to common stockholders - Diluted	$0.28	$0.24

11.  Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the nine months ended September 30, 2013:

	September 30, 2013
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2012	$989,936	$989,936
OCI before reclassifications	61,836	61,836
Amounts reclassified from AOCI	(50,321)	(50,321)
Net current period OCI	11,515	11,515
Balance as of September 30, 2013	$1,001,451	$1,001,451

The following table presents the details of the reclassifications from AOCI for the nine months ended September 30, 2013:

September 30, 2013
(dollars in thousands)

Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income (Loss)
Unrealized gains and losses on available-for-sale securities
	$72,939	Net realized gains (losses) on sales of investments
	(22,618)	Net other-than-temporary credit impairment losses
	$50,321	Income (loss) before income taxes
	-	Income taxes
	$50,321	Net of tax

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to employees of FIDAC and its affiliates and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  As of September 30, 2013 there was $1.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at quarter end.  That cost is expected to be recognized over a period of 4.3 years. The total fair value of shares vested, less those forfeited, during the quarters ended September 30, 2013 and 2012 was $76 thousand and $74 thousand, respectively, based on the closing price of the stock on the vesting date.  The total fair value of shares vested, less those forfeited, during the nine months ended September 30, 2013 and 2012 was $236 thousand and $244 thousand, respectively.  For the quarters ended September 30, 2013 and 2012, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $81 thousand and $75 thousand, respectively.  For the nine months ended September 30, 2013 and 2012, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $254 thousand and $242 thousand, respectively.

The Company’s independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company.  Equity based awards granted to the independent directors vest during the year of service.  For the quarters ended September 30, 2013 and 2012, the Company recognized $75 thousand per quarter of stock based compensation to independent directors, respectively.  For the nine  months ended September 30, 2013 and 2012, the Company recognized $225 thousand per period of stock based compensation to independent directors, respectively.

The following table presents information with respect to the Company’s restricted stock awards during the quarters and nine months ended September 30, 2013 and 2012:

	For the Quarter Ended
	September 30, 2013		September 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	527,400	17.72	695,200	17.72
Granted	-	-	-	-
Vested	(25,648)	17.72	(31,383)	17.72
Forfeited	(64,002)	17.72	(217)	17.72
Unvested shares outstanding - end of period	437,750	17.72	663,600	17.72

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	586,000	17.72	758,400	17.72
Granted	-	-	-	-
Vested	(80,231)	17.72	(94,202)	17.72
Forfeited	(68,019)	17.72	(598)	17.72
Unvested shares outstanding - end of period	437,750	17.72	663,600	17.72

13.  Income Taxes

For the nine months ended September 30, 2013, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860.  As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions.  The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS is subject to federal, state, and local taxes.

The Company did not recognize any income tax expense for each of the quarters ended September 30, 2013 and 2012.   For each of the nine months ended September 30, 2013 and 2012, the Company recorded income tax expense of $2 thousand, respectively.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital. Dividends may be characterized as qualified dividend income which is taxed at lower individual capital gains rates, as capital gains, or as a return of capital that is not subject to income tax unless such return exceeds the shareholder's basis in the Company's stock.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition.  The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of September 30, 2013 and December 31, 2012.  The Company has no financial instruments subject to master netting arrangements, or similar arrangements, in an asset position on a gross basis.

	September 30, 2013
	(dollars in thousands)
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Repurchase Agreements	$(1,589,325)	$-	$(1,589,325)	$1,698,476	$-	$109,151
Interest Rate Swaps	(35,122)	-	(35,122)	37,495	-	2,373
Mortgage Options	(6,188)	4,460	(1,728)	-	-	(1,728)
Treasury Futures	(807)	50	(757)	-	-	(757)
Total Liabilities	$(1,631,442)	$4,510	$(1,626,932)	$1,735,971	$-	$109,039

	December 31, 2012
	(dollars in thousands)
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Repurchase Agreements	$(1,528,025)	$-	$(1,528,025)	$1,604,560	$-	$76,535
Interest Rate Swaps	(53,939)	-	(53,939)	60,382	-	6,443
Total Liabilities	$(1,581,964)	$-	$(1,581,964)	$1,664,942	$-	$82,978

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

Management fees accrued and paid to FIDAC for the quarters ended September 30, 2013 and 2012 were $6.6 million and $13.1 million respectively.  Management fees accrued and paid to FIDAC for the nine months ended September 30, 2013 and 2012 were $19.5 million and $38.9 million respectively.

Under the management agreement, the Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarter and nine months ended September 30, 2013, the Company reimbursed FIDAC approximately $108 thousand and $336 thousand for such expenses, respectively.  During the quarter and nine months ended September 30, 2012, the Company reimbursed FIDAC approximately $105 thousand and $345 thousand for such expenses, respectively.

The Company and FIDAC amended the management agreement on March 8, 2013.  In the amendment, the reduction in the management fee was memorialized.  In addition,  FIDAC agreed to pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for the quarter and nine months ended September 30, 2013 is $1.1 million and $6.3 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.  The amount paid by FIDAC related to these expenses for the quarter and nine months ended September 30, 2012 is $1.9 million, respectively.

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

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the quarter and nine months ended September 30, 2013, fees paid to RCAP were $38 thousand and $107 thousand, respectively.  During the quarter and nine months ended September 30, 2012, fees paid to RCAP were $41 thousand and $115 thousand, respectively.

During the quarters ended September 30, 2013 and 2012, 89,650 shares and 31,600 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.  During the nine months ended September 30, 2013 and 2012, 148,250 shares and 94,800 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.

16.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure as of September 30, 2013 or December 31, 2012.

17.  Subsequent Events

The Board of Directors declared a common stock cash dividend of $0.09 per common share for the fourth quarter of 2013 and the first quarter of 2014. The Board of Directors has also determined that there will be a regular quarterly dividend of $0.09 per share for the second quarter of 2014. The Board of Directors also declared a special dividend of $0.20 per share paid on January 31, 2014 to shareholders of record on January 8, 2014.  The special dividend may be characterized as a return of capital for federal income tax purposes.

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

Unless otherwise indicated herein or as may be required by law, the disclosure included in this Form 10-Q is presented as of September 30, 2013. Accordingly, this Form 10-Q does not reflect all events occurring after September 30, 2013 (except as required by law, or as required by ASC 855, Subsequent Events), and we have not undertaken to update any item included in this Form 10-Q to reflect such events.  Therefore, this Form 10-Q should be read in conjunction with our filings we have previously made with the SEC subsequent to September 30, 2013.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at September 30, 2013 was weighted toward Non-Agency RMBS.   At September 30, 2013, based on the outstanding principal balance of our interest earning assets, approximately 79.1% of our investment portfolio was Non-Agency RMBS, 15.2% of our investment portfolio was Agency RMBS, and 5.7% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2012, based on the outstanding principal balance of our interest earning assets, approximately 74.6% of our investment portfolio was Non-Agency RMBS, 14.7% of our investment portfolio was Agency RMBS, and 10.7% of our investment portfolio was securitized residential mortgage loans.  We expect that over the near term, our investment portfolio will continue to be weighted toward Non-Agency RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code.  A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)).  We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the nine months ended September 30, 2013 and the year ended December 31, 2012.  We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the nine month period ended September 30, 2013 and 2012.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income.  Therefore, for the nine months ended September 30, 2013 and the year ended December 31, 2012, we believe that we qualified as a REIT under the Code.

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

At September 30, 2013 the difference between GAAP book value and estimated economic book value was determined to be $477.1 million.  At December 31, 2012 the difference between GAAP book value and estimated economic book value was determined to be $416.1 million.  This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold and recorded at amortized cost in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts.  The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$70	$-	$70
Senior interest-only	266,651	-	266,651
Subordinated	438,575	-	438,575
Subordinated interest-only	14,549	-	14,549
RMBS transferred to consolidated VIEs	3,058,060	(1,459,772)	1,598,288
Agency RMBS, at fair value	2,052,476	-	2,052,476
Securitized loans held for investment, net of allowance for loan losses	828,265	(736,871)	91,394
Other assets	369,609	-	369,609
Total assets	$7,028,255	$(2,196,643)	$4,831,612

Liabilities:
Repurchase agreements, Agency RMBS	1,589,325	-	1,589,325
Securitized debt, collateralized by Non-Agency RMBS	1,006,666	(1,006,666)	-
Securitized debt, collateralized by loans held for investment	712,902	(712,902)	-
Other liabilities	152,063	-	152,063
Total liabilities	3,460,956	(1,719,568)	1,741,388

Total stockholders' equity	3,567,299	(477,075)	3,090,224
Total liabilities and stockholders' equity	$7,028,255	$(2,196,643)	$4,831,612

Book Value Per Share	$3.47	$(0.46)	$3.01

	December 31, 2012
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$88	$-	$88
Senior interest-only	122,869	-	122,869
Subordinated	547,794	-	547,794
Subordinated interest-only	16,253	-	16,253
RMBS transferred to consolidated VIEs	3,274,204	(1,730,422)	1,543,782
Agency RMBS, at fair value	1,806,697	-	1,806,697
Securitized loans held for investment, net of allowance for loan losses	1,300,131	(1,191,607)	108,524
Other assets	674,453	-	674,453
Total assets	$7,742,489	$(2,922,029)	$4,820,460

Liabilities:
Repurchase agreements, Agency RMBS	1,528,025	-	1,528,025
Securitized debt, collateralized by Non-Agency RMBS	1,336,261	(1,336,261)	-
Securitized debt, collateralized by loans held for investment	1,169,710	(1,169,710)	-
Other liabilities	166,014	-	166,014
Total liabilities	4,200,010	(2,505,971)	1,694,039

Total stockholders' equity	3,542,479	(416,058)	3,126,421
Total liabilities and stockholders' equity	$7,742,489	$(2,922,029)	$4,820,460

Book Value Per Share	$3.45	$(0.40)	$3.05

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

Portfolio Review

During the nine month period ended September 30, 2013, on an aggregate basis, we purchased $1.6 billion, sold $627.4 million, and received $1.3 billion in principal payments related to our Agency and Non-Agency RMBS.  Securitized loans decreased to $828.3 million at September 30, 2013 from $1.3 billion at December 31, 2012, primarily due to principal repayments of $462.9million during the nine month period ended September 30, 2013.  These principal payments were consistent with management’s expectations.

The following table summarizes certain characteristics of our portfolio at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012

Interest earning assets at period-end (1)	$6,658,646	$7,068,036
Interest bearing liabilities at period-end	$3,308,893	$4,033,996
Leverage at period-end	0.9.0:1	1.1:1
Leverage at period-end (recourse)	0.4:1	0.4:1
Portfolio Composition, at principal value
Non-Agency RMBS	79.1%	74.6%
Senior	0.0%	0.0%
Senior, interest only	43.1%	25.2%
Subordinated	5.9%	8.8%
Subordinated, interest only	1.9%	2.1%
RMBS transferred to consolidated VIEs	28.2%	38.5%
Agency RMBS	15.2%	14.7%
Securitized loans	5.7%	10.7%
Fixed-rate percentage of portfolio	81.8%	75.4%
Adjustable-rate percentage of portfolio	18.2%	24.6%
(1) Excludes interest income on cash and cash equivalents.

The following table presents details of each asset class in our portfolio at September 30, 2013 and December 31, 2012.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$124	$46.89	$55.46	0.00%	11.17%	0.25%	6.44%	0.00%	0.00%	11.98%	$-
Senior, interest only	$6,175,299	$5.09	$4.32	1.53%	17.55%	17.68%	16.50%	20.53%	50.15%	0.00%	$-
Subordinated	$843,762	$40.08	$51.98	3.05%	12.37%	23.45%	19.56%	18.37%	49.06%	12.57%	$13,433
Subordinated, interest only	$278,619	$5.58	$5.22	1.76%	8.41%	20.81%	18.63%	15.95%	45.63%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$4,043,187	$54.44	$77.22	4.72%	15.96%	17.67%	15.25%	26.14%	57.36%	1.67%	$71,435
Agency Mortgage-Backed Securities	$2,177,321	$106.77	$106.90	4.01%	3.00%	13.38%	20.05%	2.97%	0.00%	0.00%	$-
Securitized loans	$821,163	$102.02	$97.51	4.73%	3.67%	32.71%	32.88%	1.11%	3.97%	15.81%	$8
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$126	$57.02	$67.00	0.00%	11.90%	22.60%	38.60%	0.00%	0.00%	12.80%	$-
Senior, interest only	$3,012,868	$4.51	$4.08	1.76%	10.36%	17.35%	17.44%	20.13%	50.43%	0.00%	$-
Subordinated	$1,057,821	$44.72	$51.79	3.18%	11.07%	17.36%	18.74%	18.72%	51.03%	15.22%	$15,807
Subordinated, interest only	$256,072	$6.32	$6.35	2.25%	8.90%	20.93%	16.79%	19.97%	44.82%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$4,610,109	$53.96	$72.50	4.88%	15.44%	14.85%	14.86%	29.42%	59.02%	2.29%	$70,953
Agency Mortgage-Backed Securities	$1,756,580	$103.09	$108.24	4.65%	3.59%	28.39%	24.12%	NA	NA	0.00%	$-
Securitized loans	$1,284,845	$102.09	$102.79	4.68%	3.88%	35.21%	4.45%	0.84%	4.35%	11.18%	$404
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

	For the Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$1,026,921	$1,088,157	$1,115,268	$1,118,478	$1,202,957
Accretion of discount	(40,001)	(40,042)	(39,326)	(40,282)	(36,770)
Purchases	-	-	935	-	-
Sales	(6,655)	(46,125)	(17)	8	(81,690)
Transfers from credit reserve	35,054	30,744	18,419	39,475	44,888
Transfers to credit reserve	(2,806)	(5,813)	(7,122)	(2,411)	(10,907)
Balance, end of period	$1,012,513	$1,026,921	$1,088,157	$1,115,268	$1,118,478

	For the Nine Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
	Non-Accretable Discount
Balance, beginning of period	$1,376,954	$1,464,558	$1,540,780	$1,655,222	$1,773,195
Principal Writedowns	(93,054)	(68,835)	(72,055)	(85,555)	(83,948)
Purchases	-	-	935	-	-
Sales	-	(1)	32	(8)	(10,058)
Net other-than-temporary credit impairment losses	6,163	6,163	6,163	8,185	10,014
Transfers from credit reserve	(35,054)	(30,744)	(18,419)	(39,475)	(44,888)
Transfers to credit reserve	2,806	5,813	7,122	2,411	10,907
Balance, end of period	$1,257,815	$1,376,954	$1,464,558	$1,540,780	$1,655,222

Net Income (Loss) Summary

The table below summarizes the net income (loss) on a GAAP basis for the three and nine month periods ended September 30, 2013 and 2012.

Net Income (Loss)
(dollars in thousands)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Interest Income:
Interest income	$38,818	$36,576	$101,514	$139,926
Interest expense	(1,580)	(2,281)	(5,042)	(7,080)

Interest income, Assets of consolidated VIEs	91,543	108,120	282,207	315,962
Interest expense, Non-recourse liabilities of VIEs	(23,494)	(32,075)	(75,472)	(85,604)
Net interest income (expense)	105,287	110,340	303,207	363,204
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,209)	(2,713)	(2,209)	(47,264)
Portion of loss recognized in other comprehensive income (loss)	(14,246)	(7,301)	(20,409)	(76,801)
Net other-than-temporary credit impairment losses	(16,455)	(10,014)	(22,618)	(124,065)
Other gains (losses):
Unrealized gains (losses) on derivatives	27	(4,427)	18,607	(14,607)
Realized gains (losses) on derivatives	(3,391)	(5,298)	(14,312)	(14,890)
Gains (losses) on derivatives	(3,364)	(9,725)	4,295	(29,497)
Net unrealized gains (losses) on interest-only RMBS	(27,874)	(15,393)	(41,861)	22
Realized gains (losses) on sales of investments, net	18,816	69,155	72,939	85,165
Total other gains (losses)	(12,422)	44,037	35,373	55,690
Net investment income (loss)	76,410	144,363	315,962	294,829
Other expenses:
Management fees	6,570	13,051	19,517	38,863
Expense recoveries from Manager	(1,082)	(1,910)	(6,252)	(1,910)
Net Management fees	5,488	11,141	13,265	36,953
Provision for loan losses	(69)	496	(1,348)	(396)
General and administrative expenses	3,624	4,658	13,668	9,188
Total other expenses	9,043	16,295	25,585	45,745
Income (loss) before income taxes	67,367	128,068	290,377	249,084
Income taxes	-	-	2	2
Net income (loss)	$67,367	$128,068	$290,375	$249,082

Our net income decreased by $60.7 million for the three month period ended September 30, 2013 as compared to September 30, 2012.  Our earnings per share on both a basic and diluted basis was $0.07 per share and $0.12 per share for the quarters ended September 30, 2013 and 2012.

Our net income increased by $41.3 million for the nine month period ended September 30, 2013 as compared to September 30, 2012.  Our earnings per share on both a basic and diluted basis was $0.28 per share and $0.24 per share for the nine months ended September 30, 2013 and 2012.

Net interest income (expense) declined by $5.1 million to $105.3 million in the third quarter of 2013 from $110.3 million in third quarter 2012.  This decrease was driven in part by a decline in net interest income on the assets of consolidated VIEs of $8.0 million to $68.0 million in the third quarter of 2013 from $76.0 million in the same period of 2012.  The decline in net interest income on the assets of consolidated VIEs is primarily due to the decline in invested assets as the portfolio of consolidated VIE assets continues to pay down.  We have not entered into any financing arrangements using VIEs during 2013.  The decline in net interest income of the assets of consolidated VIEs was offset in part by increases in the net interest income of our general portfolio of $2.9 million as we began to reinvest cash holdings in agency bonds during the second and third quarters of 2013.  We expect this trend to continue as the cash received on payments of principal in our VIEs is redeployed in investments in agency bonds.

Net interest income (expense) declined by $60.0 million to $303.2 million for the nine month period ended September 30, 2013 from $363.2 million for the same period of 2012.  This decrease was the result of declines in net interest income of our general portfolio and net interest income of consolidated VIEs of $36.4 million and $23.6 million, respectively for the nine months ended September 30, 2013 as compared to the same period of 2012.  The decline in net interest income of our general portfolio primarily consists of Agency RMBS.  Our year-to-date average Agency RMBS portfolio is down from the prior year as we sold portions of our Agency RMBS portfolio throughout 2012 to maintain liquidity and to lower the leverage of the portfolio during 2012 and early 2013.  We have begun to reinvest the proceeds from the proceeds of the sales of our Agency RMBS holdings in the second quarter of 2013 and continued in the third quarter of 2013 as favorable yield opportunities have presented themselves.  Therefore, we expect our returns on our general portfolio to improve period over period as we see the results of the redeployment of capital.  Our net interest income on the assets of consolidated VIEs is expected to continue to decline as principal continues to be repaid on this block of our portfolio, in accordance with management’s expectations.  These proceeds are being reinvested in the general portfolio.  As of the end of the third quarter of 2013, the we do not have any plans to increase RMBS or whole loan real estate assets through structured financing vehicles which would be consolidated as VIEs.

During the three months ended September 30, 2013 net OTTI impairment losses increased by $6.4 million over the same period of 2012.  The increase in OTTI losses is due to additional securities identified with declines in fair value and declines in expected cash flows.  During the nine months ended September 30, 2013 net OTTI impairment losses declined by $101.4 million over the same period of 2012.  The decrease in OTTI is attributable to improving fair values as well as favorable changes in cash flows expected to be collected.  The favorable change in cash flows is mainly attributable to improvements in expected cash flow of our Non-Agency RMBS, and increasing prepayment speeds, which result in an increase in the present value of cash flows expected to be collected.  These improvements are consistent with overall improvements in the U.S. economy and with management expectations of lower default and foreclosure trends proceeding throughout 2013.

OTTI charges, recognized on our Non-Agency RMBS, reflect changes in our estimate of the amount and timing of cash flows expected to be collected.  At September 30, 2013, we had a gross unrealized loss of $31.6 million related to Agency RMBS and a gross unrealized loss of $2.4 million related to Non-Agency RMBS, excluding senior and subordinated IOs which are carried at fair value with changes in fair value recognized in earnings.  Impairments on Agency RMBS in an unrealized loss position at September 30, 2013 are considered temporary and not credit related as we expect to recover all contractual cashflows and do not anticipate the need to sell these securities prior to their recovery.  Unrealized losses on Non-Agency RMBS subject to potential impairment for which no OTTI was recorded during the quarter are also considered temporary based on an estimate of the cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. Significant judgment is used in estimating both our cash flows expected to be collected for its Non-Agency RMBS and the credit component of OTTI.  We expect that we will continue to experience OTTI losses on our investment portfolio as cash flows are difficult to predict and may be volatile, especially for our subordinated non-agency RMBS portfolio which experiences the majority of the OTTI losses.  Refer to “Significant Accounting Policies” in the accompanying notes to the consolidated financial statements for more information regarding the recognition of OTTI.

Net income also increased as we recorded net losses on our derivative positions of $3.3 million for the three months ended September 30, 2013 as compared to a net loss of $9.7 million recorded for the same period of 2012.  For the nine months ended September 30, 2013, we recognized a net gain on our derivative positions of $4.3 million compared to a net loss of $29.5 million recorded for the same period of 2012.  All changes in fair value of our derivatives are recorded in earnings.  Our derivative positions as of September 30, 2013 include interest rate swaps, mortgage options and Treasury futures.  The interest rate swaps and Treasury futures are used to hedge interest rate risk.  Mortgage options are used to enhance net income in the portfolio.  Mortgage option income was not significant for the three month period ended September 30, 2013.  The net gains on the interest rate swaps is due to rising interest rates, primarily in the second quarter of 2013, but also continuing to a lesser extent in the third quarter of 2013 as interest rates have shown a general rising trend during 2013.

In the third quarter of 2013, we realized gains on the sale of investment securities of $18.8 million as compared to 69.2 million in realized gains recognized during the third quarter of 2012. The gains recognized in the third quarter of 2013 were primarily generated from sales of Agency RMBS securities to take advantage of market conditions in our investment portfolio and target out investments in higher yielding opportunities.  For the nine month periods ended September 30, 2013 and 2012, we recognized realized gains of $72.9 million and $85.2 million.  We did not sell any securities in an unrealized loss position during the first three quarters of 2013 or 2012.  We elect to sell securities to take advantage of market opportunities, manage leverage in the portfolio, or take gains on securities and minimize losses on securities.

Management fees, net of expenses reimbursed by the manager, declined by $5.7 million and $23.7 million for the quarter and nine months ended September 30, 2013 as compared to the same period of 2012, due to the reduction of management fees from our manager, FIDAC, as well as the agreement by our manager to reimburse us for certain costs.  See further discussion of the changes to the FIDAC management agreement in our discussion of related party transactions below.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Our primary source of income is interest income earned on our assets.  Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net interest payments on interest rate hedges, including interest rate swaps and payments on Treasury futures, which is presented as a part of Realized gains (losses) on derivatives in our Consolidated Statements of Operations and Comprehensive Income.  Interest rate hedges are used to manage the increase in interest paid on repurchase agreements in a rising rate environment.  Presenting the net contractual interest payments on interest rate hedges with the interest paid on interest-bearing liabilities reflects our total contractual interest payments.  We believe this presentation is useful to investors because this presentation depicts the economic value of our investment strategy, by showing actual interest expense and net interest income.  Where indicated, interest expense, including interest payments on interest rate hedges, is referred to as economic interest expense.  Where indicated, net interest income reflecting interest payments on interest rate hedges, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Hedges	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Hedges	Economic Net Interest Income (1)
For the Quarter Ended September 30, 2013	$130,361	$25,074	$6,981	$32,055	$105,287	$6,981	$98,302
For the Quarter Ended June 30, 2013	$127,565	$26,611	$5,391	$32,002	$100,954	$5,391	$95,551
For the Quarter Ended March 31, 2013	$125,795	$28,829	$5,530	$34,359	$96,966	$5,530	$91,422
For the Year Ended December 31, 2012	$589,440	$126,558	$20,223	$146,781	$462,882	$20,223	$442,639
For the Quarter Ended December 31, 2012	$133,552	$33,874	$5,333	$39,207	$99,678	$5,333	$94,334
For the Quarter Ended September 30, 2012	$144,696	$34,356	$5,298	$39,654	$110,340	$5,298	$105,038
(1) Excludes interest income on cash and cash equivalents.

Economic Net Interest Income

	Average Earning Assets Held (1)	Interest Earned on Assets (1)	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Economic Average Cost of Funds	Economic Net Interest Income (1) (2)	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2013	$5,836,025	$130,357	8.93%	$3,360,508	$32,055	3.82%	$98,302	5.12%
For The Quarter Ended June 30, 2013	$5,799,179	$127,553	8.80%	$3,516,698	$32,002	3.64%	$95,551	5.16%
For The Quarter Ended March 31, 2013	$5,866,501	$125,781	8.58%	$3,827,635	$34,359	3.59%	$91,422	4.99%
For The Year Ended December 31, 2012	$6,862,452	$589,420	8.59%	$4,466,695	$146,781	3.29%	$442,639	5.30%
For The Quarter Ended December 31, 2012	$6,141,914	$133,541	8.70%	$3,989,790	$39,207	3.93%	$94,334	4.77%
For The Quarter Ended September 30, 2012	$6,833,358	$144,692	8.47%	$4,441,463	$39,654	3.57%	$105,038	4.90%
(1) Excludes interest income on cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps and US Treasury futures.

The table below shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

Our economic net interest income declined by $6.7 million for the three months ended September 30, 2013 as compared to the same period of 2012.  Our net interest spread, which equals the yield on our average assets for this period less the economic average cost of funds for the period, increased by 22 basis points for the quarter ended September 30, 2013 from the same period of 2012.

Our economic net interest income declined by $63.0 million for the nine months ended September 30, 2013 as compared to the same period of 2012.  Our net interest spread for this period, declined by 39 basis points for the nine months ended September 30, 2013 from the same period of 2012.

The increase in economic net interest rate spread for the three months ended September 30, 2013 as compared to September 30, 2012 is primarily due to increases in yields on our interest earning assets as we continue to reinvest our cash during the second and third quarter of 2013.  The decrease in economic net interest rate spread for the nine months ended September 30, 2013 as compared to September 30, 2012 is primarily due to lower average interest earning assets for the period, primarily due to paydowns on our investment assets held in consolidated VIEs as these continue to pay down consistent with management expectations.  We have noticed a general increase in our yield as we have been able to target higher yielding investment opportunities and increase our leverage in our Agency RMBS portfolio during 2013 as opposed to decreasing leverage on our portfolio during 2012.

Interest Income and Average Earning Asset Yield

Our average earning assets decreased by $997.3 million for the three months ended September 30, 2013 from the same period of 2012.  Our interest income declined by $14.3 million for the quarter ended September 30, 2013 from quarter ended September 30, 2012.  Our average earning assets decreased by $1.2 billion for the nine months ended September 30, 2013 from the same period of 2012.  Our interest income declined by $72.2 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012.  The yield on our portfolio increased by 46 and 13 basis points for the three and nine months ended September 30, 2013 as compared to the same periods of 2012.  The average earning assets decreased year over year as a result of repayments of principal on our interest earning assets, primarily the non-agency RMBS held in our consolidated VIEs.  These proceeds are used primarily to pay down the securitized debt of our consolidated VIEs.  The yield on our assets has increased due in part to improving credit on our non-agency RMBS as well as lower prepayments on our IO portfolio, resulting in higher yields.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2013	$3,360,508	$32,055	3.82%	0.19%	0.39%	(0.21%)	3.63%	3.42%
For The Quarter Ended June 30, 2013	$3,516,698	$32,002	3.64%	0.20%	0.42%	(0.23%)	3.44%	3.22%
For The Quarter Ended March 31, 2013	$3,827,635	$34,359	3.59%	0.26%	0.76%	(0.51%)	3.33%	2.83%
For The Year Ended December 31, 2012	$4,466,695	$146,781	3.29%	0.24%	0.69%	(0.45%)	3.05%	2.60%
For The Quarter Ended December 31, 2012	$3,989,790	$39,207	3.93%	0.21%	0.54%	(0.33%)	3.72%	3.39%
For The Quarter Ended September 30, 2012	$4,441,463	$39,654	3.57%	0.24%	0.71%	(0.47%)	3.34%	2.86%
(1) Includes effect of realized losses on interest rate swaps and US Treasury futures.

Average borrowed funds decreased by $1.1 billion for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  Average borrowed funds decreased by $980.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  The decline in the averaged borrowed funds is due primarily to a reduction in repurchase agreements year over year as we lowered the leverage on our Agency RMBS portfolio throughout 2012.  We have begun to increase this leverage in targeted opportunities that we identify and expect our investment in Agency RMBS to increase as the opportunities present themselves.  In addition to the past decline in Agency RMBS, our liabilities of consolidated VIEs has declined as we have used principal received on our assets to pay down the obligations of our consolidated VIEs, reducing our average debt balance consistent with reductions in our average earning asset balances.

Economic interest expense decreased by $7.6 million and $9.2 million for the three and nine months ended September 30, 2013 as compared to the same periods of 2012.  The cost of funds for the three months ended September 30, 2013 increased by 24 basis points the same period of 2012.  The increase in cost of funds is primarily due to an increase in securitized debt of VIEs as compared to the decline in repurchase agreements as the cost of funds of the securitized debt of VIEs is higher than that of repurchase agreements.

Gains and Losses on Sales of Assets

During the quarter ended September 30, 2013, we sold RMBS with a carrying value of $179.0 million for realized gains of $18.8 million.  During the quarter ended September 30, 2012, we sold RMBS with a carrying value of $795.1 million for realized gains of $69.2 million.  During the nine month period ended September 30, 2013, we sold RMBS with a carrying value of $554.4 million for realized gains of $72.9 million.  During the nine month period ended September 30, 2012, we sold RMBS with a carrying value of $858.2 million for realized gains of $85.2 million.  Capital gains from sales of securities are realized when management believes it is appropriate to sell a security.  We may decide to sell securities to reduce leverage in the portfolio, improve liquidity and take advantage of market conditions.

Secured Debt Financing Transactions

We did not re-securitize any RMBS or jumbo prime whole loans during the nine month period ended September 30, 2013.  During the nine month period ended September 30, 2012, we financed the purchase of $1.2 billion of jumbo prime whole loans by securitizing and selling senior bonds to third party investors for net proceeds of $1.1 billion. We retained the subordinate tranches of the securitization.

Provision for Loan Losses

The provision for loan losses related to our securitized loans held for investment represents managements estimate of expected future losses on the securitized loans held.  During the three month period ended September 30, 2013, the provision for loan losses decreased by $78 thousand, net of principal writedowns on loans of $8 thousand.  The total loan loss reserve as of September 30, 2013 is $9.5 million.  During the nine month period ended September 30, 2012, the provision for loan losses decreased by $2.1 million.  The decline in the loan loss provision is primarily due to lower delinquency rates on the mortgage pool general population used to estimate expected losses on the general mortgage loan portfolio.   Management believes that the provision is sufficient to cover expected losses which may be incurred on the loan portfolio.

Management Fee and General and Administrative Expenses

The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2013	$9,112	0.51%	1.01%
For The Quarter Ended June 30, 2013	$8,380	0.46%	0.92%
For The Quarter Ended March 31, 2013	$9,441	0.50%	1.05%
For The Year Ended December 31, 2012	$58,799	0.76%	1.78%
For The Quarter Ended December 31, 2012	$12,658	0.66%	1.45%
For The Quarter Ended September 30, 2012	$15,799	0.80%	1.92%

We paid FIDAC a management fee of $6.6 million and $13.1 million for the three months ended September 30, 2013 and 2012, respectively.  We paid FIDAC a management fee of $19.5 million and $38.9 million for the nine months ended September 30, 2013 and 2012, respectively.  The management fee is based on our stockholders’ equity as defined in the investment management agreement. The decrease in the management fee is due to the agreement to lower the management fee until all our SEC filings are current.  See further discussion of the management fee and other agreements with FIDAC in our discussion of related party transactions below.

G&A expenses were $3.6 million and $4.7 million for the three months ended September 30, 2013 and 2012, respectively.  G&A expenses were $13.7 million and $9.2 million for the nine months ended September 30, 2013 and 2012, respectively.  Our G&A expenses increased primarily due to increased legal and accounting fees.

Our Manager has agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the Evaluation); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the Restatement Filing); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the Investigation); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors (to the extent such fees and costs exceed our originally estimated audit fees of $542,400), outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.  The amount paid by our Manager related to these expenses for the three and nine months ended September 30, 2013 is $1.1 million and $6.3 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

We reimburse FIDAC for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.  During the quarter ended September 30, 2013 and 2012, we reimbursed FIDAC approximately $108 thousand and $105 thousand for such expenses, respectively.  During the nine month period ended September 30, 2013 and 2012, we reimbursed FIDAC approximately $336 thousand and $345 thousand for such expenses, respectively.

Net Income (Loss) and Return on Average Equity

Our net income was $67.4 million and $128.1 million for the three months ended September 30, 2013 and 2012, respectively.  Our net income was $290.4 million and $249.1 million for the nine months ended September 30, 2013 and 2012, respectively.  Economic net interest income as a percentage of average equity decreased by 141 basis points for the quarter ended September 30, 2013 as compared to the same period of 2012 and decreased by 354 basis points for the nine month period ended September 30, 2013 as compared to the same period of 2012.  The decline in our economic net interest income as a percentage of average equity is due to the lower yield on our average assets from the increase in securitized loans held for investment.  The return on average equity decreased by 8.0 points for the quarters ended September 30, 2013 as compared to the same period of 2012 and increased by 62 basis points for the nine month periods ended September 30, 2013 as compared to the same period of 2012.  The increase in our return on average equity is primarily due higher income as a result of realized gains on sales of investments and lower OTTI from the prior period.  The table below shows our economic net interest income, realized gains (losses) on sale of assets and the credit related OTTI, realized and unrealized gains (losses) on interest rate swaps and IOs, total management fee and G&A expenses, and income tax, each as a percentage of average equity, and the return on average equity for the periods presented.

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Income Tax Benefit/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Quarter Ended September 30, 2013	11.33%	0.27%	(3.10%)	(1.01%)	0.00%	7.49%
For The Quarter Ended June 30, 2013	10.50%	6.14%	0.02%	(0.92%)	0.00%	15.73%
For The Quarter Ended March 31, 2013	10.17%	(0.73%)	0.49%	(1.05%)	0.00%	8.87%
For The Year Ended December 31, 2012	13.44%	(1.44%)	(0.26%)	(1.78%)	0.00%	9.95%
For The Quarter Ended December 31, 2012	10.85%	(1.03%)	0.68%	(1.45%)	0.00%	9.04%
For The Quarter Ended September 30, 2012	12.74%	7.11%	(2.40%)	(1.92%)	0.00%	15.53%
* Includes the effect of realized losses on interest rate swaps and US Treasury futures

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with six counterparties as of September 30, 2013 that are either domiciled in Europe or are a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at September 30, 2013:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$208,526	$-	$11,440	0.16%
Germany	1	-	(9,913)	1,272	0.02%
Netherlands	1	150,879	-	11,110	0.16%
Switzerland	2	329,130	(25,209)	24,790	0.35%
United Kingdom	1	209,346	-	11,443	0.16%
Total	6	$897,881	$(35,122)	$60,055	0.85%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At September 30, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Current Period

We held cash and cash equivalents of approximately $125.5 million and $621.2 million at September 30, 2013 and December 31, 2012, respectively.

Our operating activities provided net cash of approximately $219.3 million and $271.7 million for the nine months ended September 30, 2013 and 2012, respectively. The cash provided by operating activities decreased for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012 due primarily to a decrease in interest collected on the portfolio, net of interest paid, of $68.2 million, offset in part by lower management fees paid during 2013 as compared to the same period of 2012.

Our investing activities provided net cash of approximately $296.4 million and $880.3 million for the nine months ended September 30, 2013 and 2012.  During the nine months ended September 30, 2013 we generated cash primarily from principal payments of $1.3 billion related to all our investment assets and sales of RMBS of $430.8 million offset in part by purchases of $1.6 billion in RMBS securities, primarily Agency RMBS.  During the nine months ended September 30, 2012, we used cash to purchase securitized loans related to the CSMC 2012-CIM1 and CSMC 2012-CIM2 transactions of $1.2 billion and used cash to purchase RMBS securities of $119.4 million.  These uses of cash were offset in part by principal payments received of $1.2 billion and proceeds from sales of securities of $943.4 million during the nine months ended September 30, 2012.

Our financing activities resulted in the net use of cash of approximately $1.0 billion and $900.2 million for the nine months ended September 30, 2013 and 2012.  During the nine month period ended September 30, 2013, we used $1.1 billion of cash to repay principal on our outstanding secured debt.  This use of cash was offset in part by $61.3 million in additional proceeds from repurchase agreements borrowed, net of payments on existing repurchase agreements.  During the nine month period ended September 30, 2012, we received proceeds from the issuance of debt related to the CSMC 2012-CIM1 and CSMC 2012-CIM2 securitizations of $1.1 billion. This receipt of cash was offset in part by our use of cash to repay repurchase agreements of $1.0 billion, net of new borrowings.  In addition we used cash for the repayments of debt on securitized borrowings of $673.0 million and the payment of dividends of $318.3 million.

We expect to continue to finance our RMBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities as a source of cash to fund new purchases.

At September 30, 2013 and December 31, 2012, the remaining maturities on our RMBS repurchase agreements were as follows.

	September 30, 2013	December 31, 2012

Overnight	$-	$-
1-29 days	725,407	732,809
30 to 59 days	654,992	325,915
60 to 89 days	-	-
90 to 119 days	23,475	211,137
Greater than or equal to 120 days	185,451	258,164
Total	$1,589,325	$1,528,025

We collateralize the repurchase agreements we use to finance our operations with Agency RMBS.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur.  At September 30, 2013, the weighted average haircut on our repurchase agreements was 4.76%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us.  A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average daily balances except in periods where we are adjusting the size of our portfolio by using leverage.  Our average repurchase agreement balance at September 30, 2013 decreased compared to our average repurchase agreement balance for the quarter ended December 31, 2012 due to net repayments of our repurchase agreements financed from the sales of Agency RMBS during 2013.  The Company continues to deploy capital to the strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter Ended September 30, 2013	$1,464,677	$1,589,325
Quarter Ended June 30, 2013	$1,422,485	$1,478,141
Quarter Ended March 31, 2013	$1,460,629	$1,420,375
Year Ended December 31, 2012	$2,122,421	$1,528,025
Quarter Ended December 31, 2012	$1,567,605	$1,528,025
Quarter Ended September 30, 2012	$1,954,958	$1,658,906

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At September 30, 2013 and December 31, 2012 our total debt was approximately $3.3 billion and $4.0 billion, which represented a debt-to-equity ratio of approximately 0.9:1 and 1.1:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

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

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the three and nine month periods ended September 30, 2013 or 2012.

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

During the quarter ended September30, 2013 we declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.  During the quarter ended September 30, 2012, we declared dividends to common shareholders totaling $92.4 million, or $0.09 per share.

During the nine months ended September 30, 2013 we declared dividends to common shareholders totaling $277.3 million, or $0.27 per share.  During the nine months ended September 30, 2012, we declared dividends to common shareholders totaling $297.8 million, or $0.29 per share.

The Board of Directors declared and paid a regular quarterly dividend of $0.09 per share for both the fourth quarter of 2013 and the first quarter of 2014.  The Board of Directors has determined that there will be a regular quarterly dividend of $0.09 per share for each of the first two quarters of 2014. The Board of Directors will review this program after the conclusion of the second quarter of 2014. The Board of Directors also declared and paid a special dividend of $0.20 per share payable on January 31, 2014 to shareholders of record on January 8, 2014.

There was no preferred stock issued or outstanding as of September 30, 2012 and December 31, 2012.

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

Fees Paid Under the Management Agreement

For the three months ended September 30, 2013 and 2012, our Manager earned management fees of $6.6 million and $13.1 million, respectively and received expense reimbursement of $108 thousand and $105 thousand, respectively.  For the nine months ended September 30, 2013 and 2012, our Manager earned management fees of $19.5 million and $38.9 million, respectively and received expense reimbursement of $336 thousand and $345 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services. RCap may also provide brokerage services to us from time to time.  During the three months ended September 30, 2013 and 2012, fees paid to RCap were $38 thousand and $41 thousand, respectively.  During the nine months ended September 30, 2013 and 2012, fees paid to RCap were $107 thousand and $115 thousand, respectively.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to employees of our Manager and its affiliates and members of our board of directors on January 2, 2008.  During the quarters ended September 30, 2013 and 2012, 25,600 and 31,400 shares of restricted stock vested, respectively.  During the quarters ended September 30, 2013, and 2012, 64,000 and 200 shares were forfeited, respectively.  During the nine months ended September 30, 2013 and 2012, 80,200 and 94,200 shares of restricted stock vested, respectively.  During the nine months ended September 30, 2013 and 2012, 68,000 and 600 shares were forfeited, respectively.  At September 30, 2013 and 2012 there were approximately 438,000 and 664,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the quarters ended September 30, 2013 and 2012, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $81 thousand and $75 thousand, respectively.   For the nine months ended September 30, 2013 and 2012, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $254 thousand and $242 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2013 and December 31, 2012.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

September 30, 2013
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$1,589,325	$-	$-	$-	$1,589,325
Securitized debt	423,462	566,031	283,932	370,085	1,643,510
Interest expense on RMBS repurchase agreements (1)	2,233	-	-	-	2,233
Interest expense on securitized debt (1)	61,582	83,128	58,261	176,835	379,806
Total	$2,076,602	$649,159	$342,193	$546,920	$3,614,874
(1) Interest is based on variable rates in effect as of September 30, 2013.

December 31, 2012
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$1,528,025	$-	$-	$-	$1,528,025
Securitized debt	658,423	793,150	430,993	555,717	2,438,283
Interest expense on RMBS repurchase agreements (1)	3,481	5	-	-	3,486
Interest expense on securitized debt (1)	88,177	113,931	72,902	201,721	476,731
Total	$2,278,106	$907,086	$503,895	$757,438	$4,446,525
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

Capital Requirements

At September 30, 2013 and December 31, 2012, we had no material commitments for capital expenditures.

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

Based on our calculations, as of September 30, 2013 and 2012, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally repurchase agreements, warehouse facilities and securitization/re-securitization vehicles. Our repurchase agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We intend to mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, futures and mortgage options.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value for our Agency RMBS portfolio should interest rates go up or down 25, 50, and 75 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2013 and various estimates regarding prepayment and all activities are made at each level of rate change.  Actual results could differ significantly from these estimates.

September 30, 2013
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-75 Basis Points	(17.07%)	1.73%
-50 Basis Points	(12.52%)	1.28%
-25 Basis Points	(6.87%)	0.71%
Base Interest Rate	-	-
+25 Basis Points	4.72%	(0.81%)
+50 Basis Points	8.05%	(1.71%)
+75 Basis Points	10.02%	(2.70%)
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2013.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,784,380	$2,351,213	$1,197,649	$9,006,233	$14,339,475
Cash equivalents	125,491	-	-	-	125,491
Total rate sensitive assets	1,909,871	2,351,213	1,197,649	9,006,233	14,464,966

Rate sensitive liabilities	73,576	642,600	33,599	1,240,265	1,990,040
Interest rate sensitivity gap	$1,836,295	$1,708,613	$1,164,050	$7,765,968	$12,474,926

Cumulative rate sensitivity gap	$1,836,295	$3,544,908	$4,708,958	$12,474,926
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	13%	25%	33%	86%

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

Our Chief Executive Officer and Chief Financial Officer determined that the aforementioned material weaknesses in our internal controls over financial reporting were not fully remediated and that our disclosure controls and procedures were not effective as of September 30, 2013.

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

**           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2013 (Unaudited) and December 31, 2012 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: April 16, 2014

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: April 16, 2014

S-1