Form 10-K
period 2013-12-31
CHIMERA INVESTMENT CORP
filed 2014-06-04
CIK 1409493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2013

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

The number of shares of the Registrant’s Common Stock outstanding on May 30, 2014  was 1,027,509,949.

CHIMERA INVESTMENT CORPORATION
2013 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

●	our business and investment strategy;

●	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;

●	our ability to timely file our periodic reports with the Securities and Exchange Commission, or SEC;

●	our expectations regarding materiality or significance;

●	the effectiveness of our disclosure controls and procedures;

●	material weaknesses in our internal controls over financial reporting;

●	additional information that may arise from the preparation of our financial statements;

●	inadequacy of or weakness in our internal controls over financial reporting of which we are not currently aware or which have not been detected;

●	general volatility of the securities markets in which we invest;

●	the impact of and changes to various government programs;

●	our expected investments;

●	changes in the value of our investments;

●	interest rate mismatches between our investments and our borrowings used to finance such purchases;

●	changes in interest rates and mortgage prepayment rates;

●	effects of interest rate caps on our adjustable-rate investments;

●	rates of default, delinquencies or decreased recovery rates on our investments;

●	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

●	the potential delisting of our common stock from the New York Stock Exchange, or NYSE:

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

●	availability of investment opportunities in real estate-related and other securities;

●	availability of qualified personnel;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition;

●	market trends in our industry, interest rates, the debt securities markets or the general economy;

●	our ability to maintain our classification as a real estate investment trust, or REIT, for federal income tax purposes; and

●	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this 2013 Form 10-K.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Special Note Regarding this Form 10-K

Unless otherwise indicated herein or as may be required by law, the disclosure included in this Form 10-K is presented as of December 31, 2013.  Accordingly, this Form 10-K does not reflect all events occurring after December 31, 2013 (except as required by law, or as required by ASC 855, Subsequent Events), and we have not undertaken to update each and every item included in this Form 10-K to reflect such events.  Therefore, this Form 10-K should be read in conjunction with our filings we have previously made with the SEC subsequent to December 31, 2013.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at December 31, 2013 was weighted toward Non-Agency RMBS.   At December 31, 2013, based on the amortized cost balance of our interest earning assets, approximately 49.8% of our investment portfolio was Non-Agency RMBS, 36.1% of our investment portfolio was Agency RMBS, and 14.1% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2012, based on the amortized cost balance of our interest earning assets, approximately 50.3% of our investment portfolio was Non-Agency RMBS, 28.2% of our investment portfolio was Agency RMBS, and 21.5% of our investment portfolio was securitized residential mortgage loans.  We expect that over the near term, our investment portfolio will continue to be weighted toward Non-Agency RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

Following our initial public offering we initially engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and purchased and securitized such residential mortgage loans ourselves.  In the past we have also acquired formerly AAA-rated Non-Agency RMBS and immediately re-securitized those securities.  We sold the resulting AAA-rated super senior RMBS and retained the rated or unrated mezzanine RMBS.  More recently we have engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and rather than purchasing and securitizing such residential mortgage loans ourselves, we and the originator or another entity, such as an investment bank, structured the securitization and purchased the resulting mezzanine and subordinate Non-Agency RMBS. Our investment decisions depend on prevailing market conditions and our business opportunities at such time and we expect that these will change over time.  As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments.  We may change our investment strategy and policies without a vote of our stockholders.

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

We invest in investment grade and non-investment grade RMBS.  We evaluate certain credit characteristics of these types of securities, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime caps, weighted-average loan-to-value and weighted-average Fair Isaac Corporation (“FICO”) score.  Qualifying securities are then analyzed using base line expectations of expected prepayments and loss severities, the current state of the fixed-income market and broader economy in general.  Losses and prepayments are stressed simultaneously based on a credit risk-based model.  Securities in this portfolio are monitored for variance from expected prepayments, severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments.

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

As a result of our failure to have timely financial statements we withdrew our licenses in various jurisdictions to avoid not being in good standing under such licenses. The failure to maintain licenses or our good standing in various jurisdictions may temporarily require us to cease certain business strategies or modify the way in which we execute such strategies.  For example, without the state licenses necessary to purchase residential mortgage loans, it was necessary for us to structure securitization transactions in a different manner than we may otherwise have chosen to do.  This may, among other things, cause us to be unable to execute aspects of our business which may have otherwise been profitable, or we may incur additional costs related to such business operations that we otherwise would not have.  These conditions may have a material adverse effect on our business, financial condition and results of operations.

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

Investment Guidelines

We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition.  Our Manager’s investment committee (“Investment Committee”) periodically reviews our compliance with the investment guidelines.  Our board also reviews our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at each regularly scheduled board of directors meeting.

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2013, our ratio of debt-to-equity was 1.0:1.  For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of repurchase agreements and securitized debt.   As part of our borrowing, we have entered into a RMBS repurchase agreement with RCap Securities, Inc., or RCAP, which is a wholly-owned subsidiary of Annaly.  As of December 31, 2013, Annaly owns approximately 4.38% of our outstanding shares of common stock.  As of December 31, 2013 and 2012, we had no financing under our agreement with RCap.  To date, we have not had any counterparties to our repurchase agreement borrowing arrangements terminate any relationships as a result of our failure to be current in our reporting requirements with the SEC. However, beginning in the fourth quarter of 2011 we proactively reduced the amount of borrowings under our master repurchase agreements with respect to Agency RMBS to ensure that we are able to meet any margin calls.

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

Our Interest Rate Hedging and Risk Management Strategy

From time to time, we use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings.  Under the federal income tax laws applicable to REITs, we generally enter into certain transactions to hedge indebtedness that we incur, or plan to incur, to acquire or carry real estate assets.

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

March 2013 Amendment to Management Agreement

Because of the Restatement Filing, on March 8, 2013 we amended the management agreement.  In the amendment, we memorialized the reduction in the management fee effective on November 28, 2012. Additionally, our Manager agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the Evaluation); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the Restatement Filing); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the Investigation); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

The amended management agreement is automatically renewed for a one-year term on each anniversary date, although two-thirds of the Independent directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement upon 30 days notice at any time in their sole discretion without the payment of a termination fee. Additionally, we may terminate the management agreement effective immediately if (i) our Manager engages in any act of fraud, misappropriation of funds, or embezzlement against the us, (ii) there is an event of any gross negligence on the part of our Manager in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to our Manager’s bankruptcy or insolvency, (iv) there is a dissolution of our Manager, or (v) our Manager is convicted of (including a plea of nolo contendere) a felony.

Fees Paid Under the Management Agreement

For the years ended December 31, 2013, 2012 and 2011, our Manager earned management fees of $26.0 million, $49.5 million and $52.0 million, respectively and received expense reimbursement of $493 thousand, $447 thousand and $625 thousand, respectively.  From our inception through 2009, our Manager waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

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

Distributions

To maintain our qualification as a REIT, we must distribute substantially all of our REIT taxable income to our stockholders for each year, and we intend to distribute all such taxable income to satisfy such requirement.  We have declared and paid regular quarterly dividends in the past and intend to do so in the future.  The Board of Directors declared and paid common stock cash dividends of $0.09 per common share for each of the quarters of 2013.

The Board of Directors also declared and paid a special dividend of $0.20 per share that was paid on January 31, 2014 to shareholders of record on January 8, 2014 and a quarterly dividend of $0.09 per common share for the first quarter of 2014.  The Board of Directors has also determined that there will be a quarterly dividend of $0.09 per share for the second, third and fourth quarters of 2014.

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

Item 1A.  Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2013 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

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

A significant portion of our Agency RMBS are financed with repurchase agreements. We secure our borrowings under these agreements by pledging our Agency RMBS as collateral to the lender. The collateral we pledge exceeds the amount of the borrowings under each agreement, typically with the extent of over collateralization being at least 5% of the amount borrowed. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged assets, we are at risk of losing the over-collateralized amount. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

Our ability to fund our investments on a leveraged basis depends to a large extent upon our ability to secure warehouse, repurchase and/or credit financing on acceptable terms. The current state of the Non-Agency mortgage sector has made it difficult for us to obtain short-term financing on favorable terms. As a result, we have completed loan securitizations in order to obtain long-term financing and terminated our un-utilized whole loan repurchase agreements in order to avoid paying non-usage fees under those agreements. In addition, commencing in 2009, we entered into a RMBS repurchase agreement with RCap, a wholly-owned subsidiary of Annaly.  Annaly owns approximately 4.38% of our outstanding shares of common stock as of December 31, 2013. This agreement contains customary representations, warranties and covenants contained in such agreements including RCap having the right to make margin calls if the value of our RMBS collateralizing the agreement falls.  As of December 31, 2013 and 2012, we had no amounts outstanding under this agreement. We cannot assure you that RCap will provide us with financing in the future. If RCap does not provide us with financing at a time we are unable to obtain other financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

Risks Associated With Our Management and Relationship With Our Manager

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. We have no employees.  Our executive officers are employees of our Manager, which has significant discretion as to the implementation of our investment and operating policies and strategies.   Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager.  Our Manager’s employees evaluate, negotiate, structure, close and monitor our investments; therefore, our success will depend on their continued service.  The departure of any of the senior managers of our Manager could have a material adverse effect on our performance.  In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s senior managers.  If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.  Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s employees are contractually dedicated to us under our management agreement with our Manager.  The only employees of our Manager who are primarily dedicated to our operations are Matthew Lambiase, our President and Chief Executive Officer, Robert Colligan, our Chief Financial Officer and Secretary, Mohit Marria, our Chief Investment Officer, and William B. Dyer, our Head of Underwriting.

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

There may also be conflicts in allocating investments which are suitable both for us and Annaly.  Annaly may compete with us with respect to certain investments which we may want to acquire, and as a result we may either not be presented with the opportunity or have to compete with Annaly to acquire these investments.   Our Manager and our officers may choose to allocate favorable investments to Annaly instead of to us.   The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us.   Further, during turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, Annaly will likewise require greater focus and attention, placing our Manager’s resources in high demand.   In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.   There is no assurance that the allocation policy that addresses some of the conflicts relating to our investments will be adequate to address all of the conflicts that may arise.  In addition, we have entered into a repurchase agreement with RCap, our Manager’s affiliate, to finance our RMBS.  This financing arrangement may give rise to further conflicts because RCap may be a creditor of ours.  As one of our creditors, RCap’s interests may diverge from the interests of our stockholders.

We pay our Manager substantial management fees regardless of the performance of our portfolio.   Our Manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.   This in turn could have a negative impact on both our ability to make distributions to our stockholders and the market price of our common stock.  As of December 31, 2013, Annaly owns approximately 4.38% of our outstanding shares of common stock which entitles them to receive quarterly distributions.  In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital.  Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.  Annaly may sell their shares in us at any time.  To the extent Annaly sells some of its shares, its interests may be less aligned with our interests.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be difficult to terminate.

Our President and Chief Executive Officer, Chief Financial Officer and Secretary, Chief Investment Officer, and Head of Underwriting also serve as employees of our Manager.  Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Although our management agreement has been amended, termination of the management agreement may be difficult.

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

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2013 Form 10-K.  A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2013 Form 10-K. These changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

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

The impairment of financial institutions could negatively affect us.  If one or more major market participants fail or otherwise experience a major liquidity crisis, it could adversely affect the marketability of all fixed income securities and this could negatively impact the value of the securities we acquire, thus reducing our net book value.

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

A significant number of the mortgages collateralizing our RMBS may be concentrated in certain geographic areas. For example, with respect to our Non-Agency RMBS portfolio, we have significantly higher exposure in California, Florida, New York,  New Jersey and Maryland. Certain markets within these states (particularly California and Florida) experienced significant decreases in residential home value during the recent housing crisis and continue to experience challenging economic and real estate conditions. Any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our Non-Agency RMBS portfolio. In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area. This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency RMBS in this area. This may then materially adversely affect our credit loss experience on our Non-Agency RMBS in such area if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

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

Our failure to be current in our reporting requirements with the SEC diminishes our ability to enable our counterparties who do not have transparency into our financial performance. We currently finance only that portion of our portfolio that is Agency RMBS.  To date, we have not had any counterparties to our borrowing arrangements terminate any relationships as a result of our failure to be current in our reporting requirements with the SEC, however, we have proactively reduced the amount of borrowings under our master repurchase agreements with respect to Agency RMBS to ensure that we are able to meet any margin calls.

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

We use repurchase agreements, warehouse facilities and credit facilities to finance our investments. We currently have uncommitted repurchase agreements with 16 counterparties, including RCap, for financing our RMBS.  We expect to add additional repurchase counterparties in the future.  Our repurchase agreements are uncommitted and the counterparty may refuse to advance funds under the agreements to us.  If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

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

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

●	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
●	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability;
●	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses may be limited by federal tax provisions governing REITs;
●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
●	the party owing money in the hedging transaction may default on its obligation to pay.

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

Whether the derivatives we acquire achieve hedge accounting treatment or not, hedging generally involves costs and risks. Our hedging strategies may adversely affect us because hedging activities involve costs that we will incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and transaction costs to adjust our hedges during periods of interest rate changes also may increase costs. Especially if our hedging strategies are not effective, we could incur significant hedging-related costs without any corresponding economic benefits.

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

Our operating results will depend in large part on the differences between the income from our assets, net of credit losses and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit or eliminate our ability to make distributions to our stockholders.  Although we use hedging strategies to protect against increases in interest expense, there is no guarantee the hedge strategy will be effective or will prevent decreases in net income in a period of rising interest rates.

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

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of the common stock.  Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for the common stock.  Annaly owned approximately 4.38% of our outstanding shares of common stock as of December 31, 2013.  Our equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 8% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a ceiling of 40,000,000 shares available for issuance under the plan.

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

The Board of Directors declared and paid common stock cash dividends of $0.09 per common share for each of the quarters of 2013.  The Board of Directors also declared and paid a special dividend of $0.20 per share that was paid on January 31, 2014 to shareholders of record on January 8, 2014 and a regular quarterly dividend of $0.09 per common share for the first quarter of 2014.  The Board of Directors has also determined that there will be a quarterly dividend of $0.09 per share for the second, third and fourth quarters of 2014.

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

Changes in the fair values of our assets, liabilities, and hedging instruments can have adverse effects on us, including earnings volatility, and volatility in our book value.

The fair values for our assets, liabilities, and hedging instruments can be volatile. The fair values can change rapidly and significantly from a variety of factors, including changes in interest rates, credit performance, perceived risk, supply, demand, and actual and projected cash flows and prepayments.  Decreases in fair value may not necessarily be the result of deterioration in future cash flows. Moreover, fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings as a result of OTTI, or book value as a result of increases in unrealized losses.

For GAAP purposes, we estimate the fair value of most, but not all, of the assets and liabilities on our Consolidated Statements of Financial Condition.  In addition, valuation adjustments on certain consolidated assets and our hedging instruments are reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). If we sell an asset below its cost basis, our reported earnings will be reduced by realized losses.

A decrease in the fair value of the securities we own may result in a reduction in our book value due to the accounting standards we are required to apply. Reporting a low book value could have adverse effects even if that book value is not indicative of the actual value of our net investments in assets. The adverse effects could include the inability to meet or agree upon covenants with counterparties, to enter into hedge instruments, or a reduction in the market price of our common stock.

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

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 39.6% to 20% (through 2013). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Risks Associated With the Late Filings and Related Matters

Our failure to prepare and file timely our periodic reports with the SEC limits us from accessing the public markets to raise debt or equity capital.

We did not file this 2013 Form 10-K within the time frame required by the SEC, and we have not yet filed our Form 10-Q for the first quarter of 2014.  Because we are not current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital.  Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.  As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we are not eligible to use our current shelf registration statement on Form S-3 (or file a new Form S-3 registration statement) to conduct public offerings until filings with the SEC have been timely made for a full year.  Our ineligibility to use Form S-3 during this time period will have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective.

Our failure to be current in our reporting requirements with the SEC may diminish our ability to enter into borrowing arrangements with counterparties who do not have transparency into our financial performance.

To date, we have not had any counterparties to our repurchase agreement borrowing arrangements terminate any relationships as a result of our failure to be current in our reporting requirements with the SEC.  However, since the fourth quarter of 2011 we have proactively reduced the amount of borrowings under our master repurchase agreements with respect to Agency RMBS to ensure that we are able to meet any margin calls.

Our failure to timely file the financial statements included in our delinquent SEC reports has caused us to modify some of our business strategies and withdraw from certain state licenses.

In order to engage in some business strategies, we are required to maintain licenses in certain jurisdictions.  As a result of our failure to have timely financial statements we withdrew our licenses in various jurisdictions to avoid not being in good standing under such licenses. The failure to maintain licenses or our good standing in various jurisdictions may require us to cease certain business strategies or modify the way in which we execute such strategies.  For example, without the state licenses necessary to purchase residential mortgage loans, it was necessary for us to structure securitization transactions in a different manner than we may otherwise have chosen to do.  This may, among other things, cause us to be unable to execute aspects of our business which may have otherwise been profitable, or we may incur additional costs related to such business operations that we otherwise would not have.  These conditions may have a material adverse effect on our business, financial condition and results of operations.

We cannot be certain that any remedial measures we have taken or intend to take will in the future ensure that we design, implement and maintain adequate controls over our financial processes and reporting with respect to future filings with the SEC, accordingly, additional material weaknesses may occur in the future.

As a result of our review of issues identified in connection with the Restatement Filing, we have determined that a material weakness in internal controls over financial reporting existed at the Company as of December 31, 2013.  Specifically, we did not design and maintain adequate procedures or effective review and approval.  A detailed description of this material weakness is provided in “Item 9A, Controls and Procedures.”  Due to this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

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

We may become subject to litigation arising from the Restatement Filing or related matters, and any such litigation may have a material adverse effect on our business.

We have received shareholder demand letters regarding the Restatement Filing and related matters.  These letters, among other things, generally request that our Board of Directors take various actions to recover purported damages for our benefit.  These letters further reserve the shareholders’ rights to commence a shareholder derivative action.

We may incur costs and expenses as a result of the Restatement Filing, which may have a material adverse effect on results of operations.

While we currently expect to be reimbursed by our Manager for certain costs associated with the Restatement Filing (including legal, audit and consulting related costs), we may incur additional costs as a result of the Restatement Filing, or such reimbursement may not fully offset our expenses.  Under these circumstances, our results of operations may be materially adversely affected.  See “Item 3, Legal Proceedings.”

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2013, we do not own any property.  Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902, New York, New York 10036, telephone (646) 454-3759.  We share this office space with Annaly and its subsidiaries.

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

Our Board of Directors has received three derivative demand letters alleging, among other things, that the directors and our officers, as well as our Manager, FIDAC, breached their fiduciary duties to us by failing to institute adequate internal controls and failing to ensure that we made accurate financial disclosures.  These letters request, among other things, that the Board of Directors take action to investigate and remedy the alleged breaches of fiduciary duty.  The Audit Committee expects to conclude its investigation and make final recommendations to the Board of Directors about an appropriate response to the letters within the next month.  The Audit Committee has reached an understanding with FIDAC that resolves the issues raised in the derivative demand letters.  The Audit Committee also expects to pursue additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements.  These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007.  As of December 31, 2013, we had 1,027,626,237 shares of common stock issued and outstanding which were held by 351 holders of record of our common stock as of December 31, 2013. The following tables set forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the NYSE composite tape and the cash dividends declared per share of our common stock.

	Stock Price
	High	Low	Close
Quarter Ended December 31, 2013	$3.19	$2.93	$3.10
Quarter Ended September 30, 2013	$3.07	$2.82	$3.04
Quarter Ended June 30, 2013	$3.32	$2.90	$3.00
Quarter Ended March 31, 2013	$3.28	$2.67	$3.19

Quarter Ended December 31, 2012	$2.78	$2.53	$2.61
Quarter Ended September 30, 2012	$2.81	$2.13	$2.71
Quarter Ended June 30, 2012	$2.93	$2.36	$2.36
Quarter Ended March 31, 2012	$3.12	$2.51	$2.83

Common Dividends Declared Per Share
Quarter Ended December 31, 2013	$0.29
Quarter Ended September 30, 2013	$0.09
Quarter Ended June 30, 2013	$0.09
Quarter Ended March 31, 2013	$0.09

Quarter Ended December 31, 2012	$0.09
Quarter Ended September 30, 2012	$0.09
Quarter Ended June 30, 2012	$0.09
Quarter Ended March 31, 2012	$0.11

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

The Board of Directors declared dividends of $0.56 per share, including a special dividend of $0.20 per share, during 2013.  The special dividend was paid on January 31, 2014 to shareholders of record on January 8, 2014.  The Board of Directors declared dividends of $0.38 per share during 2012.  The Board of Directors declared and paid a regular quarterly dividend of $0.09 per common share for the first quarter of 2014. The Board of Directors determined that there will be a quarterly dividend of $0.09 per share for the second, third and fourth quarters of 2014. The Board of Directors will review this program after the conclusion of 2014.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from December 31, 2008 to December 31, 2013 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on December 31, 2008.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Chimera	100	125	155	114	135	179
S&P 500 Index	100	126	145	148	171	226
BBG REIT Index	100	125	154	152	180	177

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

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors and employees of our Manager and its affiliates to stimulate their efforts towards our continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options, or NQSOs, restricted shares and other types of incentive awards.  The Incentive Plan authorizes the granting of options or other awards for an aggregate of 40,000,000 shares of common stock.  For a description of our Incentive Plan, see Note 12 to the Consolidated Financial Statements.

The following table provides information as of December 31, 2013 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	-	-	38,387,568
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	-	-	38,387,568
(1) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

The following selected financial data are as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.  The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto contained in Part IV, Financial Statements, and  “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, included elsewhere in this 2013 Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2012	2011	2010	2009
Non-Agency Mortgage-Backed Securities
Senior	$89,687	$88	$1,020	$342,578	$2,022,412
Senior, interest only	$229,065	$122,869	$188,679	$160,964	$-
Subordinated	$457,569	$547,794	$606,895	$635,452	$361,077
Subordinated, interest only	$16,571	$16,253	$22,019	$32,449	$15,376
RMBS transferred to consolidated variable interest entities (VIEs)	$2,981,571	$3,274,204	$3,270,332	$4,357,666	$-
Agency Mortgage-Backed securities	$1,997,578	$1,806,697	$3,144,531	$2,133,584	$1,690,029
Securitized loans held for investment	$783,484	$1,300,131	$256,632	$349,112	$470,533
Total assets	$6,936,081	$7,742,489	$7,747,135	$8,069,280	$4,618,328
Repurchase agreements	$1,658,561	$1,528,025	$2,672,989	$1,808,797	$1,716,398
Repurchase agreements with affiliates	$-	$-	$-	$-	$259,004
Securitized debt, loans held for investment	$669,981	$1,169,710	$212,778	$289,236	$390,350
Securitized debt, Non-Agency RMBS transferred to consolidated VIEs	$933,732	$1,336,261	$1,630,276	$1,956,079	$-
Total liabilities	$3,604,571	$4,200,010	$4,699,516	$4,390,694	$2,491,766
Shareholders' equity	$3,331,510	$3,542,479	$3,047,619	$3,678,586	$2,126,562
Book value per share (1)	$3.24	$3.45	$2.97	$3.58	$3.17
Number of shares outstanding	1,027,626,237	1,027,597,458	1,027,467,089	1,027,034,357	670,371,587

(1) See discussion of Estimated Economic Book Value in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Statements of Operations and Comprehensive Income (Loss) Highlights
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Interest income	$511,783	$589,440	$705,024	$576,100	$287,683
Income expense	$101,999	$126,558	$134,858	$146,448	$35,083
Net interest income	$409,784	$462,882	$570,166	$429,652	$252,600
Net income (loss)	$362,686	$327,767	$137,329	$248,405	$230,696
Income (loss) per share-basic	$0.35	$0.32	$0.13	$0.30	$0.46
Average shares-basic	1,027,094,379	1,026,831,033	1,026,365,197	821,675,803	505,962,840
Dividends declared per share (1)	$0.56	$0.38	$0.51	$0.69	$0.43

(1) For applicable period as reported in our earnings announcements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2013 Form 10-K.  The discussion may contain certain forward-looking statements that involve risks and uncertainties.  Forward-looking statements are those that are not historical in nature.  As a result of many factors, such as those set forth under “Risk Factors” in this 2013 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at December 31, 2013 was weighted toward Non-Agency RMBS.   At December 31, 2013, based on the amortized cost balance of our interest earning assets, approximately 49.8% of our investment portfolio was Non-Agency RMBS, 36.1% of our investment portfolio was Agency RMBS, and 14.1% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2012, based on the amortized cost balance of our interest earning assets, approximately 50.3% of our investment portfolio was Non-Agency RMBS, 28.2% of our investment portfolio was Agency RMBS, and 21.5% of our investment portfolio was securitized residential mortgage loans.  We expect that over the near term, our investment portfolio will continue to be weighted toward Non-Agency RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code.  A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)).  We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the years ended December 31, 2013 and 2012.  We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the years ended December 31, 2013, 2012 and 2011.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income.  Therefore, for the years ended December 31, 2013 and 2012, we believe that we qualified as a REIT under the Code.

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

Net Income Summary

The table below presents our net income on a GAAP basis for the years ended December 31, 2013, 2012 and 2011.

Net Income (Loss)
(dollars in thousands)

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net Interest Income:
Interest income	$140,224	$172,089	$254,028
Interest expense	(6,770)	(10,678)	(11,941)

Interest income, Assets of consolidated VIEs	371,559	417,351	450,996
Interest expense, Non-recourse liabilities of consolidated VIEs	(95,229)	(115,880)	(122,917)
Net interest income (expense)	409,784	462,882	570,166
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(4,356)	(47,632)	(241,962)
Portion of loss recognized in other comprehensive income (loss)	(40,811)	(84,618)	(115,143)
Net other-than-temporary credit impairment losses	(45,167)	(132,250)	(357,105)
Other gains (losses):
Net unrealized gains (losses) on derivatives	34,369	(9,473)	(34,478)
Net realized gains (losses) on derivatives	(7,713)	(20,223)	(15,929)
Gains (losses) on derivatives	26,656	(29,696)	(50,407)
Net unrealized gains (losses) on interest-only RMBS	(44,277)	833	(14,545)
Net realized gains (losses) on sales of investments	68,107	85,166	54,353
Realized losses on principal write-downs of Non-Agency RMBS	(18,316)	-	-
Total other gains (losses)	32,170	56,303	(10,599)
Net investment income (loss)	396,787	386,935	202,462
Other expenses:
Management fees	25,952	49,525	51,969
Expense recoveries from Manager	(6,788)	(4,712)	-
Net Management fees	19,164	44,813	51,969
Provision for loan losses, net	(1,799)	368	5,291
General and administrative expenses	16,734	13,986	7,267
Total other expenses	34,099	59,167	64,527
Income (loss) before income taxes	362,688	327,768	137,935
Income taxes	2	1	606
Net income (loss)	$362,686	$327,767	$137,329

Net income (loss) per share available to common shareholders:
Basic	$0.35	$0.32	$0.13
Diluted	$0.35	$0.32	$0.13

Weighted average number of common shares outstanding:
Basic	1,027,094,379	1,026,831,033	1,026,365,197
Diluted	1,027,570,343	1,027,499,255	1,027,171,387

For the year ended December 31, 2013, our net income was $362.7 million, or $0.35 per average basic common share, as compared to $327.8 million, or $0.32 per average basic common share, for the year ended December 31, 2012.  For the year ended December 31, 2011, our net income was $137.3 million, or $0.13 per average basic common share.  The increase in earnings for the year ended December 31, 2013 over the same period of 2012 is primarily attributable to declines in OTTI of $87.1 million from the year ended December 31, 2013 as compared to the same period of 2012 offset in part by lower net interest income year over year of $51.0 million from the year ended December 31, 2013 as compared to the same period of 2012.  The increase in earnings for the year ended December 31, 2012 as compared to the same period of 2011 is primarily due to declines in OTTI of $224.9 million from the year ended December 31, 2011 as compared to the same period of 2012.

We discuss the changes in our net income in greater detail in the discussion on our results of operations below.

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

For re-securitized RMBS transactions and loan securitizations, we present the pre-securitized assets transferred into the consolidated trusts in our Consolidated Statements of Financial Condition as Non-Agency RMBS transferred to consolidated variable interest entities or Securitized loans held for investment.  Post securitization RMBS assets sold are presented as liabilities in our Consolidated Statements of Financial Condition as Securitized debt, collateralized by Non-Agency RMBS and Securitized debt, collateralized by loans held for investment.  We have presented the underlying securities we transferred to the trusts for the calculation of GAAP book value at fair value and recorded the corresponding liability for the notes or certificates sold to third parties at amortized cost.  Fair value adjustments that are not credit related are recorded in Other comprehensive income (loss). Credit related impairments are deemed other-than-temporary and are recorded in earnings.

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

At December 31, 2013 the difference between GAAP book value and estimated economic book value was determined to be $437.8 million, or $0.42 per share.  At December 31, 2012 the difference between GAAP book value and estimated economic book value was determined to be $416.1 million, or $0.40 per share.  This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold and recorded at amortized cost in these transactions.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts.  The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of December 31, 2013 and 2012.

	December 31, 2013
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$89,687	$-	$89,687
Senior interest-only	229,065	-	229,065
Subordinated	457,569	-	457,569
Subordinated interest-only	16,571	-	16,571
RMBS transferred to consolidated VIEs	2,981,571	(1,352,028)	1,629,543
Agency RMBS, at fair value	1,997,578	-	1,997,578
Securitized loans held for investment, net of allowance for loan losses	783,484	(689,507)	93,977
Other assets	380,556	-	380,556
Total assets	$6,936,081	$(2,041,535)	$4,894,546

Liabilities:
Repurchase agreements, Agency RMBS	1,658,561	-	1,658,561
Securitized debt, collateralized by Non-Agency RMBS	933,732	(933,732)	-
Securitized debt, collateralized by loans held for investment	669,981	(669,981)	-
Other liabilities	342,297	-	342,297
Total liabilities	3,604,571	(1,603,713)	2,000,858

Total stockholders' equity	3,331,510	(437,822)	2,893,688
Total liabilities and stockholders' equity	$6,936,081	$(2,041,535)	$4,894,546

Book Value Per Share	$3.24	$(0.42)	$2.82

	December 31, 2012
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$88	$-	$88
Senior interest-only	122,869	-	122,869
Subordinated	547,794	-	547,794
Subordinated interest-only	16,253	-	16,253
RMBS transferred to consolidated VIEs	3,274,204	(1,730,422)	1,543,782
Agency RMBS, at fair value	1,806,697	-	1,806,697
Securitized loans held for investment, net of allowance for loan losses	1,300,131	(1,191,607)	108,524
Other assets	674,453	-	674,453
Total assets	$7,742,489	$(2,922,029)	$4,820,460

Liabilities:
Repurchase agreements, Agency RMBS	1,528,025	-	1,528,025
Securitized debt, collateralized by Non-Agency RMBS	1,336,261	(1,336,261)	-
Securitized debt, collateralized by loans held for investment	1,169,710	(1,169,710)	-
Other liabilities	166,014	-	166,014
Total liabilities	4,200,010	(2,505,971)	1,694,039

Total stockholders' equity	3,542,479	(416,058)	3,126,421
Total liabilities and stockholders' equity	$7,742,489	$(2,922,029)	$4,820,460

Book Value Per Share	$3.45	$(0.40)	$3.05

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

Portfolio Review

During the year ended December 31, 2013, on an aggregate basis, we purchased $2.4 billion, sold $1.2 billion, and received $1.5 billion in principal payments related to our Agency and Non-Agency RMBS.  In addition, we used $914.2 million of proceeds from our assets to repay principal on our securitized debt.

The following table summarizes certain characteristics of our portfolio at December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012

Interest earning assets at period-end (1)	$6,555,525	$7,068,036
Interest bearing liabilities at period-end	$3,262,274	$4,033,996
Leverage at period-end	1.0:1	1.1:1
Leverage at period-end (recourse)	0.5:1	0.4:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	49.8%	50.3%
Senior	1.5%	0.0%
Senior, interest only	5.1%	2.3%
Subordinated	6.0%	7.8%
Subordinated, interest only	0.3%	0.3%
RMBS transferred to consolidated VIEs	36.9%	39.9%
Agency RMBS	36.1%	28.2%
Securitized loans	14.1%	21.5%
Fixed-rate percentage of portfolio	76.3%	75.5%
Adjustable-rate percentage of portfolio	23.7%	24.5%
Annualized yield on average interest earning assets for the year ended	8.81%	8.59%
Annualized cost of funds on average borrowed funds for the year ended (2)	3.51%	3.29%
(1) Excludes interest income on cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps and US Treasury futures.

The following table presents details of each asset class in our portfolio at December 31, 2013 and 2012.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$128,217	$69.27	$69.95	1.42%	5.87%	12.11%	15.05%	38.00%	63.26%	8.28%	$297
Senior, interest only	$5,742,781	$4.93	$3.99	1.44%	17.17%	15.23%	16.78%	19.90%	51.06%	0.00%	$-
Subordinated	$830,632	$40.96	$55.09	2.94%	13.49%	17.00%	19.59%	16.18%	49.58%	12.55%	$6,563
Subordinated, interest only	$274,462	$5.34	$6.04	1.73%	8.97%	16.99%	18.09%	15.41%	45.00%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$3,912,376	$54.17	$77.82	4.66%	15.84%	11.67%	14.73%	25.79%	57.90%	1.56%	$34,386
Agency Mortgage-Backed Securities	$2,145,475	$106.83	$105.24	3.99%	3.43%	8.81%	19.81%	NA	NA	0.00%	$-
Securitized loans	$776,074	$102.12	$98.26	4.70%	3.50%	0.00%	0.00%	0.00%	0.00%	0.00%	$(6)
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2012
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$126	$57.02	$67.00	0.00%	11.90%	22.60%	38.60%	0.00%	0.00%	12.80%	$-
Senior, interest only	$3,012,868	$4.51	$4.08	1.76%	10.36%	17.35%	17.44%	20.13%	50.43%	0.00%	$-
Subordinated	$1,057,821	$44.72	$51.79	3.18%	11.07%	17.36%	18.74%	18.72%	51.03%	15.22%	$15,807
Subordinated, interest only	$256,072	$6.32	$6.35	2.25%	8.90%	20.93%	16.79%	19.97%	44.82%	0.00%	$-
RMBS transferred to consolidated variable interest entities	$4,610,109	$53.96	$72.50	4.88%	15.44%	14.85%	14.86%	29.42%	59.02%	2.29%	$70,953
Agency Mortgage-Backed Securities	$1,756,580	$103.09	$108.24	4.65%	3.59%	28.39%	24.12%	NA	NA	0.00%	$-
Securitized loans	$1,284,845	$102.09	$102.79	4.68%	3.88%	35.21%	4.45%	0.84%	4.35%	11.18%	$404
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

The following table presents changes to Accretable Discount and Non-Accretable Difference as it pertains to our entire Non-Agency RMBS portfolio for assets with purchase discounts during the previous five quarters.

	Accretable Discount

	For the Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$1,012,513	$1,026,921	$1,088,157	$1,115,268	$1,118,478
Accretion of discount	(40,812)	(40,001)	(40,042)	(39,326)	(40,282)
Purchases	-	-	-	935	-
Sales	-	(6,655)	(46,125)	(17)	8
Transfers from credit reserve	28,962	35,054	30,744	18,419	39,475
Transfers to credit reserve	(3,969)	(2,806)	(5,813)	(7,122)	(2,411)
Balance, end of period	$996,694	$1,012,513	$1,026,921	$1,088,157	$1,115,268

	Non-Accretable Difference

	For the Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$1,261,945	$1,370,792	$1,464,558	$1,540,780	$1,655,222
Principal Writedowns	(41,708)	(93,054)	(68,835)	(72,055)	(85,555)
Purchases	-	-	-	935	-
Sales	-	-	-	32	(8)
Net other-than-temporary credit impairment losses	22,549	16,455	-	6,163	8,185
Transfers from credit reserve	(28,962)	(35,054)	(30,744)	(18,419)	(39,475)
Transfers to credit reserve	3,969	2,806	5,813	7,122	2,411
Balance, end of period	$1,217,793	$1,261,945	$1,370,792	$1,464,558	$1,540,780

Critical Accounting Policies and Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies and accounting estimates are described in Note 2 to the Consolidated Financial Statements.  Critical accounting policies are described in this section. An accounting policy is considered critical if it requires management to make assumptions or judgments about matters that are highly uncertain at the time the accounting estimate was made or require significant management judgment in interpreting the accounting literature. If actual results differ from our judgments and assumptions, or other accounting judgments were made, this could have a significant and potentially adverse impact on our financial condition, results of operations and cash flows. These critical accounting policies were developed by management, and reviewed by our auditors, prior to being presented to and discussed with the Audit Committee of the Board of Directors.

The consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, for which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially adversely impact our results of operations and our financial condition. Management has made significant estimates in several areas, including OTTI of Non-Agency RMBS, valuation of Agency and Non-Agency RMBS and interest rate swaps and income recognition on Non-Agency RMBS.  Actual results could differ materially from those estimates.

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

Non-Agency RMBS accounted for under ASC 310-30 or ASC 325-40 is generally purchased at a discount to the principal amount. At the original acquisition date, we estimate the timing and amount of cash flows expected to be collected and calibrate the present value of those amounts to our purchase price. In each subsequent financial reporting period, we are required to revise our estimates of the remaining timing and amount of cash flows expected to be collected. Depending on the nature of the changes in the timing or amount of cash flows expected to be collected, whether due to changes in default expectations or prepayment assumptions, the following will occur:

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

●
If there is a negative (or adverse) change in the amount and timing of future cash flows expected to be collected from the previous estimate used for accounting purposes, and the securities’ fair value is below its amortized cost, an OTTI loss equal to the adverse change in cash flows expected to be collected, discounted using the securities’ effective rate before impairment, is required to be recorded in current period earnings. For Non-Agency RMBS accounted for under ASC 310-30, while the effective interest rate used to accrete interest income after an OTTI has been recognized will be the same, the amount of interest income recorded in future periods will decline because of the reduced amount of the amortized cost basis of the investment to which such effective interest rate is applied. Additionally, for Non-Agency RMBS accounted for under ASC 325-40, while the effective interest rate used to accrete interest income during the period directly after an OTTI has been recognized will be the same, the amount of interest income recorded in such future period will decline, absent an increase in cash flows expected to be collected, because of the reduced amount of the amortized cost basis of the investment to which such effective interest rate is applied.  An adverse change in the amount and timing of future cash flows expected to be collected is considered to have occurred when the net present value of future cash flows expected to be collected has decreased from the most previous estimate. This change can occur from a change in either the timing of when cash flows are expected to be collected (i.e., from changes in prepayment speeds or the timing of estimated defaults) or in the amount of cash flows expected to be collected (i.e., from increases in estimates of future defaults). Furthermore, an adverse change could occur on an overall basis in situations where the negative impact of a change in the timing of cash flows exceeds the positive impact of a decline in estimated defaults, or when the negative impact of an increase in estimated defaults exceeds the positive impact of shortening of the timing of receipt of cash flows.

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

We currently consolidate four residential mortgage loan securitizations and six RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime residential mortgage loans we purchased during 2007 and 2008 and securitized shortly thereafter.  The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily what we classify as collateral backed by Alt-A first lien mortgages of 2005-2007 vintages.  We categorize collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when we purchased the security more resembles typical Alt-A collateral.  We define Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.

Our determination to consolidate these ten VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to replace defaulting loans with performing loans resulted in us having the power that most significantly impacts the economic performance of the VIE. For the six consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these six entities.

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

Fair Value Measurements

The Financial Accounting Standards Board, or FASB, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP.  Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Valuation techniques for RMBS are based on models that consider the estimated cash flows expected to be collected from the underlying collateral and an estimated market-based yield reflective of the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speeds, the frequency and severity of defaults and attributes of the collateral underlying such securities.  Estimates of the fair value of RMBS are particularly sensitive to assumptions related to the expected timing of prepayments, the extent of defaults, and the severity of expected losses. Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value using pricing models by comparing its results to independent prices provided by third party pricing services.

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3.  The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market.  The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy.  Level 3 assets represent approximately 65% and 69% of total assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively.  None of the liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are Level 3.

Our assets and liabilities which are measured at fair value are discussed in Note 5 to our consolidated financial statements.

Recent Accounting Pronouncements

Refer to Note 2(q) in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Results of operations for the years ended December 31, 2013, 2012 and 2011

Our primary source of income is interest income earned on our assets.  Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on interest rate hedges, including interest rate swaps and Treasury futures, which is presented as a part of Realized gains (losses) on derivatives in our Consolidated Statements of Operations and Comprehensive Income.  Interest rate hedges are used to manage the increase in interest paid on repurchase agreements in a rising rate environment.  Presenting the net contractual interest payments on interest rate hedges with the interest paid on interest-bearing liabilities reflects our total contractual interest payments.  We believe this presentation is useful to investors because this presentation depicts the economic value of our investment strategy, by showing actual interest expense and net interest income.  Where indicated, interest expense, including interest payments on interest rate hedges, is referred to as economic interest expense.  Where indicated, net interest income reflecting interest payments on interest rate hedges, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Hedges	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Hedges	Economic Net Interest Income (1)
For the Year Ended December 31, 2013	$511,783	$101,999	$21,789	$123,788	$409,784	$21,789	$387,957
For the Year Ended December 31, 2012	$589,440	$126,558	$20,223	$146,781	$462,882	$20,223	$442,639
For the Year Ended December 31, 2011	$705,024	$134,858	$15,929	$150,787	$570,166	$15,929	$554,223

For the Quarter Ended December 31, 2013	$128,062	$21,485	$3,887	$25,372	$106,577	$3,887	$102,682
For the Quarter Ended September 30, 2013	$130,361	$25,074	$6,981	$32,055	$105,287	$6,981	$98,302
For the Quarter Ended June 30, 2013	$127,565	$26,611	$5,391	$32,002	$100,954	$5,391	$95,551
For the Quarter Ended March 31, 2013	$125,795	$28,829	$5,530	$34,359	$96,966	$5,530	$91,422
(1) Excludes interest income on cash and cash equivalents.

Economic Net Interest Income

The table below shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	Average Earning Assets Held (1)	Interest Earned on Assets (1)	Yield on Average Interest Earning Assets	Average Debt Balance	Economic Interest Expense (2)	Economic Average Cost of Funds	Economic Net Interest Income (1) (2)	Net Interest Rate Spread
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2013	$5,805,591	$511,745	8.81%	$3,527,712	$123,788	3.51%	$387,957	5.30%
For The Year Ended December 31, 2012	$6,862,452	$589,420	8.59%	$4,466,695	$146,781	3.29%	$442,639	5.30%
For the Year Ended December 31, 2011	$8,483,420	$705,010	8.31%	$5,443,234	$150,787	2.77%	$554,223	5.54%

For The Quarter Ended December 31, 2013	$5,667,515	$128,054	9.04%	$3,285,584	$25,372	3.09%	$102,682	5.95%
For The Quarter Ended September 30, 2013	$5,836,025	$130,357	8.93%	$3,360,508	$32,055	3.82%	$98,302	5.11%
For The Quarter Ended June 30, 2013	$5,799,179	$127,553	8.80%	$3,516,698	$32,002	3.64%	$95,551	5.16%
For The Quarter Ended March 31, 2013	$5,866,501	$125,781	8.58%	$3,827,635	$34,359	3.59%	$91,422	4.99%
(1) Excludes interest income on cash and cash equivalents.
(2) Includes effect of realized losses on interest rate swaps and US Treasury futures.

Our economic net interest income declined by $54.7 million for the year ended December 31, 2013 as compared to the same period of 2012.  Our net interest spread, which equals the yield on our average assets for this period less the economic average cost of funds for the period did not change for the year ended December 31, 2013 as compared to the same period of 2012.

Our economic net interest income declined by $111.6 million for the year ended December 31, 2012 as compared to the same period of 2011.  Our net interest spread decreased by 24 basis points for the year ended December 31, 2012 from the same period of 2011.

Our net interest rate spread on our portfolio is consistent year over year for the year ended December 31, 2013 as compared to the same period of 2012 as the increase in yield on our assets during 2013 was offset by a comparable increase in our cost of funds over the same period.  There was no significant change in net interest rate spread as the relative mix of investments between Agency RMBS, Non-Agency RMBS, and residential mortgage loans remained relatively consistent throughout 2013 and 2012.  In 2012, we had a decline in net interest rate spread of 24 basis points due to an increase in our cost of funds as we increased the rate of financing using secured debt as compared to repurchase agreements in 2012 as compared to 2011 as we lowered the leverage on our portfolio by reducing our agency holdings and used the proceeds to repay outstanding repurchase agreements or retaining the proceeds as cash, affecting the overall mix of earning assets and debt balances.  Generally, our cost of funds on our secured debt is higher than our cost of funds on the repurchase agreements.

We expect going forward, that we will increase the leverage on our portfolio and increase our repurchase agreements and investments in both Agency and Non-Agency RMBS to take advantage of market conditions as they become available.

Interest Income and Average Earning Asset Yield

Our average earning assets decreased by $1.1 billion for the year ended December 31, 2013 as compared to the same period of 2012.  Our interest earned on assets decreased by $77.7 million for the year ended December 31, 2013 as compared to the same period of 2012.  The yield on our average interest earning assets increased by 22 basis points for the years ended December 31, 2013 as compared to the same periods of 2012.

Our average earning assets decreased by $1.6 billion for the year ended December 31, 2012 as compared to the same period of 2011.  Our interest earned on assets decreased by $115.6 million for the year ended December 31, 2012 as compared to the same period of 2011.  The yield on our average interest earning assets increased by 28 basis points for the year ended December 31 2012 as compared to the same period of 2011.

During 2011 and through most of 2012, we began to deleverage our portfolio by selling Agency RMBS securities.  We elected not to reinvest all of the proceeds received on the sales of these securities.  In addition, we did not reinvest all principal paydowns received on the retained portfolio.  We elected to repay debt and retain cash with the proceeds received from sales and paydowns of our portfolio during this period to be redeployed at a later time.  We reduced our earning assets from a high of $9.6 billion during early 2011 to $6.1 billion of earning assets as of December 31, 2012 and further reduced to $5.6 billion as of December 31, 2013.  During the second half of 2013, we began to redeploy the cash retained from the sales and paydowns; however, we have not materially increased our leverage during 2013.  We expect that we will begin to increase earning assets during 2014 by strategically investing in both Agency and Non-Agency RMBS securities where we determine that favorable opportunities exist.   We expect that this will increase our interest earned on assets, however, it may not significantly impact our yield on average interest earning assets.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2013	$3,527,712	$123,788	3.51%	0.19%	0.41%	(0.22%)	3.32%	3.10%
For The Year Ended December 31, 2012	$4,466,695	$146,781	3.29%	0.24%	0.74%	(0.49%)	3.05%	2.55%
For the Year Ended December 31, 2011	$5,443,234	$150,787	2.77%	0.23%	0.51%	(0.28%)	2.54%	2.26%

For The Quarter Ended December 31, 2013	$3,285,584	$25,372	3.09%	0.17%	0.35%	(0.18%)	2.92%	2.74%
For The Quarter Ended September 30, 2013	$3,360,508	$32,055	3.82%	0.19%	0.39%	(0.21%)	3.63%	3.42%
For The Quarter Ended June 30, 2013	$3,516,698	$32,002	3.64%	0.20%	0.42%	(0.23%)	3.44%	3.22%
For The Quarter Ended March 31, 2013	$3,827,635	$34,359	3.59%	0.26%	0.76%	(0.51%)	3.33%	2.83%
(1) Includes effect of realized losses on interest rate swaps and US Treasury futures.

Average borrowed funds decreased by $939.0 million for the year ended December 31, 2013 as compared to the same period of 2012.  Economic interest expense decreased by $23.0 million for the year ended December 31, 2013 as compared to the same period of 2012.  The economic cost of funds increased by 22 basis points for the year ended December 31, 2013 as compared to the same period of 2012.

Average borrowed funds decreased by $976.5 million for the year ended December 31, 2012 as compared to the same period of 2011.  Economic interest expense decreased by $4.0 million for the year ended December 31, 2013 as compared to the same period of 2011.  The economic cost of funds increased by 52 basis points for the year ended December 31, 2013 as compared to the same period of 2012.

The changes in our economic average costs of funds is primarily a result of an increase in the ratio of financing our portfolio using secured debt rather than repurchase agreements as the repurchase agreements generally have a lower interest rate than the secured debt.

The decline in the average debt balances year over year was due to deleveraging the portfolio by using proceeds from repayments on our assets to repay debt balances and strategically selling assets and using these proceeds to reduce our outstanding debt.  We expect that in 2014, we will begin to increase our debt balances as we identify favorable opportunities to invest in both Agency and Non-Agency RMBS investments.  We expect that this increased leverage will primarily be from increased financing using repurchase agreements; however, if opportunities present themselves, we may use secured debt to finance opportunities that we believe support such a transaction.

Net other-than-temporary credit impairment losses

OTTI losses are generated when fair values decline below our amortized cost basis, an unrealized loss, and the expected future cash flows decline from prior periods, an adverse change.  When an unrealized loss and an adverse change in cash flows occur, we will recognize an OTTI loss in earnings.  In addition, if we intend to sell a security, or believe we will be required to sell, a security in an unrealized loss position, we will recognize an OTTI loss in earnings equal to the unrealized loss.

OTTI losses have had a significant impact on our financial statements, especially during 2012 where we incurred $132.3 million in OTTI losses and in 2011 where we incurred $357.1 million in losses.  In 2013, we noticed a significant decline in OTTI losses from the prior years to $45.2 million in OTTI losses.  During 2012 and continuing into 2013, fair values of our Non-Agency RMBS securities showed improvement, reducing the likelihood of an OTTI loss.  In additional, default rates have improved during this period, resulting in improved expected future cash flows.

OTTI trends are difficult to predict; however, we expect this improving trend to continue as home prices have rebounded and the general economy has improved.  While we do not expect the 2012 or 2011 rates of OTTI to recur in the future, we do expect to regularly have some OTTI in future periods due to our large portfolio of subordinated and low rated Non-Agency RMBS investments.  We monitor our portfolio closely to ensure compliance with accounting rules and if cash flows and fair values deteriorate, we will recognize OTTI losses in accordance with GAAP.

In 2013, 84%, or $37.9 million, of our OTTI recognized in earnings was related to the assets from our consolidated VIEs.  While these impairments affect our GAAP book, they have no impact on our economic book value as we do not have custody of these assets but rather consolidate them in accordance with GAAP accounting guidance, along with their securitized debt.  These balances are eliminated for our economic book value presentation.  In 2013, 16%, or $7.3 million, of our OTTI recognized in earnings is related to our subordinated Non-Agency RMBS included in our general portfolio.

Net gains (losses) on derivatives

Our derivative portfolio includes interest rate swaps, Treasury futures, and mortgage options.  During the year ended December 31, 2013, we recognized net gains on derivatives of $26.7 million, an increase of $56.4 million over the same period of 2012.  During the year ended December 31, 2012, we recognized net losses of $29.7 million, an improvement of $20.7 million over the same period of 2011 were we recognized losses of $50.4 million.  These net gains and losses on our derivatives include both unrealized and realized gains and losses.  Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury futures and mortgage options.  Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio.  We may or may not realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the value of the underlying security.

Our interest rate swaps and Treasury futures are used to economically hedge the effects of changes in interest rates on our portfolio specifically our floating rate debt.  Therefore, we included the realized losses of $21.8 million, $20.2 million and $15.9 million for the years ended December 31, 2013, 2012 and 2011 on these derivatives in our presentation of economic interest expense and economic net interest income in the tables and discussions above.  As we do not elect to account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income.  The realized losses on our interest rate swaps and Treasury futures are primarily due to declines in interest rates year over year.

We do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio.  As we identified opportunities in mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities.  The realized gains on our mortgage options for the year ended December 31, 2013 was $10.2 million.  We had no mortgage options for the years ended December 31, 2012 or 2011.

Net unrealized gains (losses) on interest-only RMBS and Realized loss on principal write-downs of Non-Agency RMBS

Unrealized gains and losses on our Agency and Non-Agency IO RMBS portfolio represent the change in fair value the security from the prior period.  All unrealized gains and losses on our Agency and Non-Agency IO RMBS portfolio are reflected in earnings.  During the year ended December 31, 2013, we recorded $44.3 million in unrealized losses on our IO portfolio, an increase of $45.1 million from a small unrealized gain for the year ended December 31, 2012 of less than $1 million.  We recognized a $14.5 million loss on IO RMBS investments for the year ended December 31, 2011.

IO securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools.  The fair value of IO RMBS securities are heavily impacted by changes in expected prepayment rates.  When IO securities prepay, the holder of the IO security will receive less interest on the investment due to the reduced principal.

During the year ended December 31, 2013, we realized a loss due to a full principal paydown of a Non-Agency RMBS for which we owned the IO strip.  This resulted in a realized loss of $18.3 million and is reflected as a separate line item in the statement of operations and comprehensive income.

Gains and Losses on Sales of Assets

Realized gains on sales of investments decreased by $17.1 million to $68.1 million for the year ended December 31, 2013 from $85.2 million in realized gains for the year ended December 31, 2012.  Realized gains on sales of investments increase by $30.8 million for the year ended December 31, 2012 from $54.4 million in realized gains for the year ended December 31, 2011.  As we noted above, we had a significant amount of sales in 2013, 2012 and 2011.  This included sales of both Agency RMBS and Non-Agency RMBS securities as we deleveraged our portfolio and sold securities for gains when market terms were favorable for the sale of certain investments.  We do not forecast sales of investments as we generally expect to invest for long term gains, however, from time to time, we will sell assets to achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

Net Management Fees and General and Administrative Expenses

The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2013	$35,898	0.49%	1.04%
For The Year Ended December 31, 2012	$58,799	0.76%	1.78%
For The Year Ended December 31, 2011	$59,236	0.75%	1.76%

For The Quarter Ended December 31, 2013	$8,965	0.51%	1.04%
For The Quarter Ended September 30, 2013	$9,112	0.51%	1.01%
For The Quarter Ended June 30, 2013	$8,380	0.46%	0.92%
For The Quarter Ended March 31, 2013	$9,441	0.50%	1.05%

We incurred management fees of $19.2 million, $44.8 million and $52.0 million for years ended December 31, 2013, 2012 and 2011, respectively.  These incurred management fees are net of reimbursements from our manager of $6.8 million and $4.7 million for the years ended December 31, 2013 and 2012 related to the amended management agreement.  The management fee is based on our stockholders’ equity as defined in the investment management agreement. The decrease in the management fee is due to the agreement to lower the management fee until all our SEC filings are current.  See further discussion of the management fee, including amendments to the management agreement, as well as other agreements with our Manager in our discussion of related party transactions below.  We expect that once we are current on all our SEC filings, the management fees will increase.

G&A expenses were $16.7 million, 14.0 million and $7.3 million for the three years ended December 31, 2013, 2012 and 2011, respectively.  Our G&A expenses increased primarily due to increased legal, accounting fees and consulting fees incurred.

Provision for Loan Losses

The provision for loan losses related to our securitized loans held for investment represents managements estimate of expected future losses on the securitized loans held.  During the year ended December 31, 2013, we recognized gains from a reduction in the provision of $1.8 million.  The change in provision in 2013 is due primarily to a lower general reserve on loans held for investment as the portfolio continues to decline as a result of principal repayments.  During the years ended December 31, 2012 and 2011, we recorded additional expense related to the provision for loan losses of $368 thousand and $5.3 million.

Net Income (Loss) and Return on Average Equity

The table below shows our economic net interest income, realized gains (losses) on sale of assets and the credit related OTTI, realized and unrealized gains (losses) on interest rate swaps and IOs, total management fee and G&A expenses, and income tax, each as a percentage of average equity, and the return on average equity for the periods presented.

	Economic Net Interest Income/Average Equity (1)	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Income Tax Benefit/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Year Ended December 31, 2013	11.70%	0.72%	(0.29%)	(1.04%)	0.00%	10.55%
For The Year Ended December 31, 2012	13.44%	(1.44%)	(0.26%)	(1.78%)	0.00%	9.95%
For The Year Ended December 31, 2011	16.47%	(9.16%)	(1.46%)	(1.76%)	(0.02%)	4.08%

For The Quarter Ended December 31, 2013	13.13%	(3.12%)	1.55%	(1.04%)	0.00%	8.39%
For The Quarter Ended September 30, 2013	11.33%	0.27%	(3.10%)	(1.01%)	0.00%	7.49%
For The Quarter Ended June 30, 2013	10.50%	6.14%	0.02%	(0.92%)	0.00%	15.73%
For The Quarter Ended March 31, 2013	10.17%	(0.73%)	0.49%	(1.05%)	0.00%	8.87%
(1) Includes effect of realized losses on interest rate swaps and US Treasury futures.

Our net income was $362.7 million, $327.8 million and $137.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Economic net interest income as a percentage of average equity decreased by 174 basis points for the year ended December 31, 2013 as compared to the same period of 2012 and decreased by 303 basis points for the year ended December 31, 2012 as compared to the same period of 2011.  The decline in our economic net interest income as a percentage of average equity is due to the lower interest earned on assets on a lower average earning assets year over year, offset partially by lower economic interest expense on a smaller average debt balance year over year.  The return on average equity increased by 60 basis points for the year ended December 31, 2013 as compared to the same period of 2012 and increased by 587 basis points for the year ended December 31, 2012 as compared to the same period of 2011.  The increase in our return on average equity is primarily due higher income as a result of lower OTTI from the prior period offset in part by lower net economic interest income.

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

Current Period

We held cash and cash equivalents of approximately $77.6 million and $621.2 million at December 31, 2013 and 2012, respectively.

Our operating activities provided net cash of approximately $304.8 million, $334.9 million and $447.7 for the years ended December 31, 2013, 2012 and 2011, respectively. The cash provided by operating activities decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due primarily to a decrease in interest collected on the portfolio, net of interest paid, of $60.8 million, offset in part by lower management fees paid during 2013 as compared to the same period of 2012 of $23.6 million.  The cash provided by operating activities decreased for the year ended December 31, 2012 when compared to the year ended December 31, 2011 due primarily to a decrease in net interest income earned on the portfolio of $109.7 million year over year.

Our investing activities provided net cash of approximately $305.1 million and 988.8 million for the years ended December 31, 2013 and 2012, respectively, and used cash of $114.1 million for the year ended December 31, 2011.  During the year ended December 31, 2013 we generated cash from sales of RMBS investments of $1.2 billion and principal payments of $1.5 billion related to all our investment assets offset by purchases of $2.4 billion in RMBS securities.  During the year ended December 31, 2012 we generated cash from sales of RMBS investments of $943.4 million and principal payments of $1.7 billion related to all our investment assets offset by purchases of $124.2 million in RMBS securities and $1.5 billion in jumbo prime residential mortgage loans. During the year ended December 31, 2011 we utilized cash to purchase $4.2 billion in securities which were offset by proceeds from asset sales of $2.6 billion and principal payments of $1.4 billion.

Our financing activities used net cash of $1.2 billion, $908.9 million and $134.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The year ended December 31, 2013 reflected payments on securitized debt borrowings of $914.2 million, payment of dividends of $369.7 million and proceeds from repurchase agreements, net of payments on repurchase agreements, of $130.5 million.  The year ended December 31, 2012 reflected payments on repurchase agreements, net of proceeds from repurchase agreements, of $1.1 billion, payments on securitized debt borrowings of $952.3 million and payments of dividends during the year of $410.7 million.  These uses of cash were offset in part by proceeds received from the issuance of securitized debt of $1.6 billion.  The year ended December 31, 2011 reflected net payments on securitized debt borrowings of $725.8 million and payments of dividends during the year of $585.0 million.  These uses of cash were offset in party by proceeds received from repurchase agreements, net of payments on repurchase agreements, of $864.2 million and proceeds from securitized debt borrowings of $311.0 million.

As a result of our operating, investing and financing activities described above, our cash position has declined from $621.2 million at December 31, 2012 to $77.6 million at December 31, 2013.  While we accumulated cash during 2011 and 2012 as a result of the delays in timely filing with the SEC, we have recently begun to redeploy this cash into investments in both Agency and Non-Agency RMBS investments.  We note that our investments in Non-Agency RMBS and Agency RMBS, at fair value, increased by $296.8 million during the year ended December 31, 2013.  While our cash balance has declined year over year, we believe that we maintain an appropriate level of liquidity, including $260.2 million of highly liquid Agency RMBS investments which are currently not pledged as collateral for our financing arrangements.  Even though we have significant unrestricted Agency RMBS investments, we expect to meet our future cash needs primarily from principal and interest payments on our portfolio and do not anticipate we will need to sell unrestricted Agency RMBS investments to meet our liquidity needs.

There were no secondary stock offerings during the years ended December 31, 2013, 2012 and 2011, respectively. There were securitized debt borrowings from CSMC 2012 - CIM1, CSMC 2012 - CIM2 and CSMC 2012 - CIM3 during 2012.   Recourse leverage increased to 0.5:1 at December 31, 2013 as compared to 0.4:1 at December 31, 2012.

As we begin to file our SEC financials in a timelier manner, we expect to increase our recourse leverage as we finance additional purchases of Agency and Non-Agency RMBS through the deployment of proceeds received from principal and interest on our portfolio as well as increasing our financing, primarily through repurchase agreements.

We expect to continue to finance our RMBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities or issue debt as a source of cash to fund new purchases.

At December 31, 2013 and 2012, the remaining maturities on our RMBS repurchase agreements were as follows.

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Overnight	$-	$-
1-29 days	644,332	732,809
30 to 59 days	606,945	325,915
60 to 89 days	-	-
90 to 119 days	129,049	211,137
Greater than or equal to 120 days	278,235	258,164
Total	$1,658,561	$1,528,025

We collateralize the repurchase agreements we use to finance our operations with our RMBS investments.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur.  At December 31, 2013, the weighted average haircut on our repurchase agreements was 4.79%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us.  A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average daily balances except in periods where we are adjusting the size of our portfolio by using leverage.  Our average repurchase agreement balance at December 31, 2013 decreased compared to our average repurchase agreement balance for the quarter ended December 31, 2012 due to net repayments of our repurchase agreements financed from the sales of Agency RMBS during 2013.  The Company continues to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Year Ended December 31, 2013	$1,480,666	$1,658,561
Year Ended December 31, 2012	$2,122,421	$1,528,025

Quarter Ended December 31, 2013	$1,574,872	$1,658,561
Quarter Ended September 30, 2013	$1,464,677	$1,589,325
Quarter Ended June 30, 2013	$1,422,485	$1,478,141
Quarter Ended March 31, 2013	$1,460,629	$1,420,375

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2013 and 2012 our total debt was approximately $3.3 billion and $4.0 billion, which represented a debt-to-equity ratio of approximately 1.0:1 and 1.1:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

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

Secured Debt Financing Transactions

We did not re-securitize any RMBS or jumbo prime residential mortgage loans during the year ended December 31, 2013.  During the year ended December 31, 2012, we financed the purchase of $1.5 billion of jumbo prime residential mortgage loans by securitizing and selling senior bonds to third party investors for net proceeds of $1.4 billion. We retained the subordinate tranches of the securitization.  We did not re-securitize RMBS or jumbo prime residential mortgage loans during the year ended December 31, 2011.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with six counterparties as of December 31, 2013 that are either domiciled in Europe or are a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at December 31, 2013:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$202,189	$-	$9,449	0.14%
Germany	1	-	(8,383)	2,143	0.03%
Netherlands	1	221,037	-	10,515	0.15%
Switzerland	2	317,002	(21,816)	23,112	0.33%
United Kingdom	1	192,902	-	4,673	0.07%
Total	6	$933,130	$(30,199)	$49,892	0.72%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At December 31, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the years ended December 31, 2013 or 2012.

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

During the year ended December 31, 2013 we declared dividends to common shareholders totaling $575.2 million, or $0.56 per share.  During the year ended December 31, 2012, we declared dividends to common shareholders totaling $390.2 million, or $0.38 per share.

The Board of Directors declared and paid a dividend of $0.09 per share for the first quarter of 2014.  The Board of Directors has determined that there will be a quarterly dividend of $0.09 per share for the second, third and fourth quarters of 2014.

There was no preferred stock issued or outstanding as of December 31, 2013 and 2012.

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

March 2013 Amendment to Management Agreement

Because of the Restatement Filing, on March 8, 2013 we amended the management agreement.  In the amendment, we memorialized the reduction in the management fee effective on November 28, 2012. Additionally, our Manager agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the Evaluation); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the Restatement Filing); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the Investigation); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

The amended management agreement is automatically renewed for a one-year term on each anniversary date, although two-thirds of the independent directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement upon 30 days notice at any time in their sole discretion without the payment of a termination fee. Additionally, we may terminate the management agreement effective immediately if (i) our Manager engages in any act of fraud, misappropriation of funds, or embezzlement against the us, (ii) there is an event of any gross negligence on the part of our Manager in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to our Manager’s bankruptcy or insolvency, (iv) there is a dissolution of our Manager, or (v) our Manager is convicted of (including a plea of nolo contendere) a felony.

Fees Paid Under the Management Agreement

The fees paid under the management agreement are detailed in the results of operations discussion above.  In addition to these fees, our manager received expense reimbursement under the management agreement of $493 thousand, $447 thousand and $625 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.  Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services.  RCap may also provide brokerage services to us from time to time.  During the years ended December 31, 2013, 2012 and 2011, fees paid to RCap were $145 thousand, $138 thousand and $162 thousand, respectively.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to employees of our Manager and its affiliates and members of our board of directors on January 2, 2008.  During the years ended December 31, 2013 and 2012, 140,000 and 172,000 shares of restricted stock vested, respectively.  During the years ended December 31, 2013 and 2012, 70,000 and 20,000 shares were forfeited, respectively.  At December 31, 2013 and 2012, there were approximately 384,000 and 586,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the years ended December 31, 2013, 2012 and 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $418 thousand, $449 thousand and $451 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2013 and 2012.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

December 31, 2013
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$1,658,561	$-	$-	$-	$1,658,561
Securitized debt	370,250	497,943	264,456	396,916	1,529,565
Interest expense on RMBS repurchase agreements (1)	2,380	-	-	-	2,380
Interest expense on securitized debt (1)	57,546	80,446	58,620	178,391	375,003
Total	$2,088,737	$578,389	$323,076	$575,307	$3,565,509
(1) Interest is based on variable rates in effect as of December 31, 2013.

December 31, 2012
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$1,528,025	$-	$-	$-	$1,528,025
Securitized debt	658,423	793,150	430,993	555,717	2,438,283
Interest expense on RMBS repurchase agreements (1)	3,481	5	-	-	3,486
Interest expense on securitized debt (1)	88,177	113,931	72,902	201,721	476,731
Total	$2,278,106	$907,086	$503,895	$757,438	$4,446,525
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

Capital Requirements

At December 31, 2013 and 2012, we had no material commitments for capital expenditures.

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

Based on our calculations, as of December 31, 2013 and 2012, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

o
if it has not yet filed its first U.S. income tax return on Form 1120-REIT, disclose to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT

While we disagree that the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

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

Credit Risk

We are subject to credit risk in connection with our investments in Non-Agency RMBS and residential mortgage loans and face more credit risk on assets we own which are rated below ‘‘AAA’’. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles and loan characteristics. We use a comprehensive credit review process. Our analysis of loans includes borrower profiles, as well as valuation and appraisal data. We use compensating factors such as liquid assets, low loan to value ratios and regional unemployment statistics in evaluating loans. Our resources include a proprietary portfolio management system, as well as third party software systems. We may utilize a third party due diligence firm to perform an independent underwriting review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review. We reject loans that fail to conform to our standards and do not meet our underwriting criteria. Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data and servicer files.  Additionally, the Non-Agency RMBS and other ABS which we acquire for our portfolio are reviewed by us to ensure that they satisfy our risk based criteria. Our review of Non-Agency RMBS and other ABS includes utilizing a proprietary portfolio management system. Our review of Non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on Non-Agency RMBS and other ABS. This analysis includes an evaluation of the collateral characteristics supporting the RMBS such as borrower payment history, credit profiles, geographic concentrations, credit enhancement, seasoning, and other pertinent factors.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value for our Agency RMBS portfolio should interest rates go up or down 25, 50, and 75 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at December 31, 2013 and various estimates regarding prepayment and all activities are made at each level of rate change.  Actual results could differ significantly from these estimates.

	December 31, 2013
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps (2)
-75 Basis Points	(6.84%)	2.49%
-50 Basis Points	(4.22%)	1.76%
-25 Basis Points	(1.81%)	0.93%
Base Interest Rate	0.00%	0.00%
+25 Basis Points	1.22%	(1.03%)
+50 Basis Points	1.71%	(2.10%)
+75 Basis Points	1.76%	(3.23%)
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2013.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,613,922	$2,534,319	$972,858	$8,688,916	$13,810,015
Cash equivalents	77,629	-	-	-	77,629
Total rate sensitive assets	1,691,551	2,534,319	972,858	8,688,916	13,887,644

Rate sensitive liabilities	158,032	594,260	30,209	1,157,903	1,940,404
Interest rate sensitivity gap	$1,533,519	$1,940,059	$942,649	$7,531,013	$11,947,240

Cumulative rate sensitivity gap	$1,533,519	$3,473,578	$4,416,227	$11,947,240
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	11%	25%	32%	86%

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

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages beginning on F-1 of this 2013 Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this 2013 annual report. As described below, management has identified material weaknesses in certain components of our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of these material weaknesses, the inability to file this Annual Report on Form 10-K within the statutory time period, and the evaluation that we have performed, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2013.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on that evaluation, our management concluded that internal controls over financial reporting and disclosure were not effective as of December 31, 2013 due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2012, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Certain of the previously reported material weaknesses have been remediated and certain material weaknesses remain un-remediated for this period and remediation as described below is ongoing.

Management has remediated the following material weakness in our internal control over financial reporting as of December 31, 2013:

●	Weakness:
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

●	Remediation:

Our Manager hired several key people in 2013, including a new Chief Financial Officer, Director of Financial Reporting and Director of Accounting Policy.  The new resources and level of technical accounting expertise within the accounting function were sufficient to properly evaluate and account for the complexity of our investments and related disclosures in accordance with generally accepted accounting principles for 2013.  Therefore, the previously identified material weakness for inadequate technical accounting experience has been remediated.

●	Weakness:
We did not design and maintain adequate review and approval controls over significant estimates and their related disclosure process to prevent or detect a material misstatement.  Specifically, we did not establish adequate procedures or design effective controls as follows:

o	There was no precise or direct independent review and validation of inputs used in significant estimates and their related disclosures such as the determination of fair value.

●	Remediation:
In 2013, our Manager formed a middle office group to establish an independent price validation process and to establish review controls over complex calculations and spreadsheets used to support the financial statements and disclosures.  The middle office group designed a rigorous process and exercised adequate review and approval controls over the determination of fair value and their related disclosures. Therefore, the previously identified material weakness for inadequate precision or direct independent review and validation of inputs in the determination of fair value has been remediated.

Management has identified the following un-remediated material weaknesses in our internal control over financial reporting as of December 31, 2013:

●
We have identified that our design, procedures, and execution of review controls, including the review of journal entries and reconciliations, for routine processes were not timely or effective.  Specifically there was insufficient evidence that our review controls were designed and executed at a precision level that would prevent or detect a material misstatement.

●
We did not design and maintain adequate review and approval controls over significant estimates and their related disclosure process to prevent or detect a material misstatement.  Specifically, we did not establish adequate procedures or design effective controls as follows:

o
There was inadequate or delayed review and validation of inputs used in significant estimates and their related disclosures, such as other-than-temporary impairment, interest income related to investments in RMBS and securitized loans held for investment.

o	There was inadequate or delayed evidence of independent validation of calculations used in significant accounting estimates to ensure the accounting policies were appropriately implemented.

o	There was inadequate or delayed evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements.

●
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

Due to the material weaknesses, management has concluded that we did not maintain an effective internal control over financial reporting as of December 31, 2013, based on criteria established in the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

While a significant amount of review and approval controls were added since the filing of our 2012 Form 10-K on December 31, 2013, there was still insufficient evidence that our review controls were designed and executed at an appropriate precision level.  Review controls typically occur during the calendar year as well as the end of the calendar year through the date of the Form 10-K filing; however a majority of the review controls for the Company were executed in 2014 for the 2013 reporting period.    As discussed above, the inability to file an Annual Report on Form 10-K within the statutory time period is deemed a result of these material weaknesses.

In November 2013, our Manager hired a new Chief Technology Officer.  Our Manager has reviewed its technology infrastructure and is in the process of implementing several new systems which will reduce its reliance on spreadsheets and manual processes.  It is expected that the technology projects will take time to implement and may not be fully implemented and functioning until 2015.  For 2014, the Company and its Manager have and will continue to focus on its control environment, have and will add controls to its existing infrastructure and will ensure controls are executed on a timely basis until the more systematic and automated processes and procedures are tested and in place.

Our Manager has grown the accounting policy, middle office and financial reporting group which has increased the opportunity to further segregate duties, improve the technical competency of the accounting function and improve our control environment.  These resources have and will continue to provide improved documentation, evidence and precision of review of the schedules supporting the amounts and disclosures in the consolidated financial statements.  The timeliness of the reviews in future periods will further improve the control environment.

Although not all identified material weaknesses have been remediated, our management has concluded that significant changes to the control environment and related processes have occurred and that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following are our directors and officers as of May 16, 2014.

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

Mathew Lambiase was previously classified as a Class II Director, however, our Board has reclassified Mr. Lambiase as a Class III Director.

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

Gerard Creagh, age 56, was appointed as one of our Class I Directors effective as of April 1, 2010 to fill a newly created directorship on the board of directors.  Since May 2011, Mr. Creagh has served as a Managing Partner at CVC Advisers LLC, a financial consulting firm.  From September 2005 through April 2010, Mr. Creagh served as the President and a member of the Board of Directors of Duff & Phelps Corporation.  From September 2005 to September 2007, Mr. Creagh served as President of Duff & Phelps Acquisitions, LLC.  Prior to its merger with Duff & Phelps in September 2005, Mr. Creagh served as executive managing director of Standard & Poor's Corporate Value Consulting practice.  Mr. Creagh joined Standard & Poor’s from PricewaterhouseCoopers, where he held the position of North American Valuation Services practice leader.  Mr. Creagh previously served as the U.S. leader for the Valuation Practice of Coopers & Lybrand.  None of the corporations or organizations that have employed Mr. Creagh during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Creagh received Bachelor’s Degree and Master’s Degree in mechanical engineering from Manhattan College and has an M.B.A. in finance from New York University's Leonard N. Stern School of Business.

The Board believes that Mr. Creagh’s qualifications include, among other things, his experience in the oversight of risk management policies and procedures, his significant background as a lead corporate executive and his prior board experience with other companies.

Class II Directors

Paul A. Keenan, age 47, was appointed as one of our Class II Directors on November 15, 2007.  Mr. Keenan has been a partner in the law firm of Kelley Drye and Warren LLP since 2002 and specializes in real estate finance.  None of the corporations or organizations that have employed Mr. Keenan during the past five years is a parent, subsidiary or other affiliate of us.  Mr. Keenan has a J.D. from Seton Hall University and a Bachelor’s Degree from Rutgers, the State University of New Jersey.

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

Class III Directors

Matthew Lambiase, age 48, has served as our President and Chief Executive Officer, and one of our directors since August 2007.  He is Managing Director for Annaly Capital Management, Inc., or Annaly, and our Manager.  He joined these companies in June 2004.  Before joining Annaly and FIDAC, Mr. Lambiase was a Director in Fixed Income Sales at Nomura Securities International, Inc.  Over his 11 year employment at Nomura, Mr. Lambiase was responsible for the distribution of commercial and residential mortgage-backed securities to a wide variety of institutional investors.  Mr. Lambiase also held positions at Bear, Stearns & Company as Vice President in Institutional Fixed Income Sales and as a mortgage analyst in the Financial Analytics and Structured Transaction Group.  Mr. Lambiase has been during the past five years and is currently employed at Annaly and our Manager.  Mr. Lambiase has a Bachelor’s Degree in Economics from the University of Dayton.

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

Executive Officers

The following sets forth certain information with respect to our current executive officers:

Name	Age	Position Held with Us
Matthew Lambiase	48	Chief Executive Officer, President and Director
Robert Colligan	43	Chief Financial Officer and Secretary
Mohit Marria	36	Chief Investment Officer
William B. Dyer	67	Head of Underwriting

Biographical information on Mr. Lambiase is provided above. Certain biographical information for Mr. Colligan, Mr. Marria and Mr. Dyer is set forth below.

Robert Colligan is our Chief Financial Officer and Secretary.  Before joining FIDAC as a Managing Director in May 2013, Mr. Colligan was the Controller at Starwood Capital Group for the previous five years.  Prior to Starwood Capital Group, from 2002 to 2008 Mr. Colligan was a Managing Director at Bear Stearns and from 1999 to 2002 a Vice President at Merrill Lynch in financial reporting, strategy and investor relations roles. Mr. Colligan began his career at PricewaterhouseCoopers where from 1993 to 1999 he had roles in both audit and national tax. He has a Bachelor’s Degree in Accounting from Villanova University, a Master’s Degree in Taxation from George Washington University and is a Certified Public Accountant.

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

William B. Dyer is our Manager’s Executive Vice President and serves as our Head of Underwriting.  Before joining FIDAC in August 2007, Mr. Dyer was Vice President, Credit Risk Management for PHH Mortgage Corporation from 1997 where his responsibilities included supervision of the Credit Solutions Department.  Mr. Dyer was Vice President at the Fixed-Income Division of Nomura Asset Capital Corporation from 1994 to 1997, where he managed deal-related activities critical for the securitization or sale of the mortgage loans.  Mr. Dyer has an M.B.A. from St. John’s University and a Bachelor’s Degree from St. Francis College.

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

As required by its charter, the audit committee routinely discusses with management our significant risk exposures and the actions management has taken to limit, monitor or control such exposures, including guidelines and policies with respect to our assessment of risk and risk management. At least annually, the audit committee reviews with management our risk management program which identifies and quantifies a broad spectrum of enterprise-wide risks, and related action plans.  In 2013, our full board of directors participated in this review and discussion and expects to continue this practice as part of its role in the oversight of our risk management practices.  In addition, our Manager’s employees report to the audit committee on various matters related to our risk exposures on a regular basis or more frequently if appropriate.  At their discretion, members of the board of directors may also directly contact management to review and discuss any risk-related or other concerns that may arise between regular meetings.

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

Board and Committee Meetings

Our Board of Directors held twenty eight meetings in 2013.  During 2013, the compensation committee held two meetings, the audit committee held seventeen meetings, and the nominating and corporate governance committee held three meetings.  Each director attended at least 75% of the aggregate number of meetings held by our board of directors during the portion of the last fiscal year for which he was a director.  Each director attended at least 75% of the aggregate number of meetings of all committees of the Board of Directors on which the director served during the portion of the last fiscal year for which he was a committee member.

Meetings of Non-Management Directors

Our corporate governance guidelines require that the board have at least two regularly scheduled meetings each year for our non-management directors.  These meetings, which are designed to promote unfettered discussions among our non-management directors, are presided over by Paul Donlin or Mark Abrams. During 2013, our non-management directors had five meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that based solely upon our review of copies of forms we have received or written representations from reporting persons, during the fiscal year ended December 31, 2013, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to our officers, directors and beneficial owners of more than ten percent of our common stock were complied with on a timely basis.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for the individuals who were serving as our executive officers at December 31, 2013 as required under item 402(a)(3) of Regulation S-K (“named executive officers”) and our executive officers generally.

Our named executive officers who were serving as our executive officers at December 31, 2013 are:

Name	Current Age	Position Held with Us
Matthew Lambiase	48	Chief Executive Officer, President and Director
Rob Colligan	43	Chief Financial Officer and Secretary
Mohit Marria	36	Chief Investment Officer
William B. Dyer	66	Head of Underwriting
A. Alexandra Denahan	44	Former Chief Financial Officer and Secretary

The names and biographical information for our current executive officers are set forth above under the heading “Executive Officers.”

Overview of Compensation Program and Philosophy

We have no employees. We are externally managed by our Manager pursuant to a management agreement between our Manager and us. All of our named executive officers are employees of our Manager. We have not paid, and do not intend to pay, any cash compensation to our named executive officers.  We do not provide our named executive officers with pension benefits, perquisites or other personal benefits to them.  We have no arrangements to make cash payments to our named executive officers upon their termination from service as our officers.  While we do not pay our named executive officers any cash compensation, our compensation committee may grant our named executive officers equity awards intended to align their interests with our interests.

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

We believe our compensation policies are particularly appropriate since we are an externally managed REIT.  REIT regulations require us to pay at least 90% of our earnings to stockholders as dividends.  As a result, we believe that our stockholders are principally interested in receiving attractive risk-adjusted dividends and growth in dividends and book value.  Accordingly, we want to provide an incentive to our directors and management that rewards success in achieving these goals.  Since we do not have the ability to retain earnings, we believe that equity-based awards serve to align the interests of our Manager’s employees with the interests of our stockholders in receiving attractive risk-adjusted dividends and growth.  Additionally, we believe that equity-based awards are consistent with our stockholders’ interest in dividend and book value growth as these individuals will be incented to grow book value and the dividend for stockholders over time.  We believe that this alignment of interests provides an incentive to our Manager’s employees to implement strategies that will enhance our long-term performance and promote growth in dividends and growth in book value.

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

Consideration of “Say on Pay” Voting Results

The Compensation Committee considered the results of the advisory stockholder “say on pay vote” at our 2011 annual meeting of stockholders in making equity-based compensation decisions for 2011. Because our stockholders approved our equity-based compensation program as described in our 2011 proxy statement, the compensation committee believes that stockholders support our compensation policies. Therefore, the compensation committee continued to apply the same principles with regard to executive compensation in 2013.  We will conduct a “say on pay vote” at our next annual meeting of stockholders.

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

Summary Compensation Table

We do not provide any of our executive officers with any cash compensation or bonus.  Nor do we provide any executive officers with pension benefits or nonqualified deferred compensation plans.  We granted shares of restricted stock to our named executive officers during the year ended December 31, 2008 but have not granted any restricted stock or option awards since such time.  We have not entered into any employment agreements with any persons, and are not obligated to make any cash payments upon termination of employment or a change in control of us.  We did not pay any compensation to our named executive officers during the three year period ended December 31, 2013.

Grants of Plan Based Awards in 2013

We did not grant any shares of restricted stock, options or other incentive compensation to our named executive officers during the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding equity awards of our named executive officers as of the end of 2013.

	Stock Awards

Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested($)(2)
Matthew Lambiase	36,000	$111,600
Mohit Marria	8,000	$24,800
William Dyer	35,000	$108,500
A. Alexandra Denahan	35,000	$108,500

• The columns for “Option Awards” have been omitted because they are not applicable.

(1)  Reflects a restricted stock award granted to the named executive officer on January 2, 2008, which vests in equal installments on the first business day of each fiscal quarter over a period of 10 years beginning January 2, 2008.
(2)  Reflects fair value of unvested shares using December 31, 2013 closing price of $2.90.

Options Exercised and Stock Vested

The following table sets forth certain information with respect to our named executive officers regarding stock vested during the calendar year 2013.

	Stock Awards

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Matthew Lambiase	9,000	$26,775
Mohit Marria	1,500	$4,463
William Dyer	7,000	$20,825
A. Alexandra Denahan	7,000	$20,825

(1)	Reflects fair value of vested shares using closing price on date of vesting.

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

Potential Post-Employment Payments and Payments on a Change in Control

None of our named executives has the right to terminate employment and receive severance payments from us and we are not required to make payments to an executive upon a change of control of us.   However, all unvested shares of restricted stock we have granted under our equity incentive plan will vest immediately upon the executive’s death.   The following table presents the potential value our named executive officers would be entitled to in connection with such vesting and assumes that the triggering event took place on December 31, 2013.

Name	Benefit	Termination with Cause or Voluntary Termination	Termination without Cause or for Good Reason	Death or Disability (1)	Other Post Employment Obligations
Matthew Lambiase	Stock vesting	$-	$-	$111,600	$-
Mohit Marria	Stock vesting	$-	$-	$24,800	$-
William Dyer	Stock vesting	$-	$-	$108,500	$-
A. Alexandra Denahan	Stock vesting	$-	$-	$108,500	$-

(1)  We have valued the benefit based on the potential gain executives would have realized if the restricted stock had vested on December 31, 2013.

Compensation Policies and Practices as They Relate to Risk Management

We did not pay any compensation of any sort to our named executive officers and did not have any employees during the year ended December 31, 2013 and, therefore, our compensation policies and practices are not reasonably likely to have a material adverse effect on us.  We pay our Manager a management fee that is a percentage of our stockholders’ equity.  This management fee is not tied to our performance and, as a result, we believe this management fee is not reasonably likely to have a material adverse effect on us.  We have designed our compensation policies and practices and the incentives established by the policies and practices, as such policies and practices relate to or affect risk taking by our Manager on our behalf, in a manner that we believe will not cause our Manager to seek to make higher risk investments as the compensation payable to our Manager avoids placing undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, to achieve higher management fees.  We have designed our compensation policy in an effort to provide the proper incentives to our Manager’s employees to maximize our performance in order to serve the best interests of our stockholders.  Our board of directors monitors our compensation policies and practices to determine whether its risk management objectives are being met with respect to incentivizing our Manager’s employees.

Director Compensation

We compensate only those directors who are independent under the NYSE listing standards.  Any member of our board of directors who is also an employee of our Manager is not considered independent under the NYSE listing standards and does not receive additional compensation for serving on our board of directors.

During 2013, our Compensation Committee, together with FPL Associates L.P., a nationally-recognized compensation consulting firm (“FPL”), reviewed the components of the compensation arrangements offered to our independent directors.  As part of this process, our Compensation Committee considered, among other things, the duties and responsibilities associated with their positions and emerging trends and best practices in director compensation.

Based upon the recommendations of FPL and our Compensation Committees review of FPL’s analysis, our Compensation Committee determined to leave unchanged the compensation arrangements offered to our independent directors, which are:  (i) a cash retainer of $50,000 (which the independent directors may elect to receive shares of our common stock in lieu of cash), (ii) an annual equity grant of $50,000, (iii) an Audit Committee Chairperson retainer of $12,500 (iv) a retainer of $5,000 for each Chairperson of additional committee, and (v) to the extent the combined number of Board/committee meetings exceed 25 in a calendar year, an additional meeting fee of $750 for each meeting (with the same fee to apply for both in-person and telephonic meetings).

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

The table below summarizes the compensation paid by us to our independent directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
Mark Abrams	$61,250	$50,000	$ -	$ -	$ -	$ -	$111,250
Gerard Creagh	$57,500	$50,000	$ -	$ -	$ -	$ -	$107,500
Paul Donlin	$65,500	$50,000	$ -	$ -	$ -	$ -	$115,500
Paul A. Keenan(1)	$58,250	$50,000	$ -	$ -	$ -	$ -	$108,250
Dennis M. Mahoney	$73,750	$50,000	$ -	$ -	$ -	$ -	$123,750
John P. Reilly	$58,250	$50,000	$ -	$ -	$ -	$ -	$108,250

(1)  Elected to receive common stock in lieu of cash payment for Board of Director fees earned during 2013.  The granting of such shares of common stock in lieu of cash payment has been deferred until the Company is current in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
(2)  For amounts under the column “Stock Awards,” we disclose the expenses associated with the award measured in dollars and calculated in accordance with FASB ASC Topic 718 – Compensation – Stock Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of May 16, 2014 relating to the beneficial ownership of our common stock by (i) all persons that we know beneficially own more than 5% of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all of our executive officers and directors as a group.  Knowledge of the beneficial ownership of our common stock is drawn from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, as amended.  Except as otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.  Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 1211 Avenue of the Americas, Suite 2902, New York, New York 10036.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Matthew Lambiase(1)	525,000	*
Robert Colligan(2)	0	*
Mohit Marria(3)	131,589	*
William B. Dyer(4)	99,649	*
Mark Abrams(5)	112,032	*
Gerard Creagh(6)	228,170	*
Paul Donlin(7)	654,137	*
Paul A. Keenan(8)	136,357	*
Dennis M. Mahoney(9)	81,307	*
John P. Reilly(10)	130,927	*
All Directors and Officers As a Group	2,099,168	*
Wells Fargo & Company(11)	63,740,765	6.2%
BlackRock, Inc.(12)	55,259,856	5.4%
Thornburg Investment Management Inc.(13)	61,360,859	6.0%
Leon G. Cooperman(14)	77,886,720	7.6%
Credit Suisse AG(15)	55,069,189	5.4%
The Vanguard Group(16)	56,775,946	5.5%

* Less than 1 percent.

(1)
Mr. Lambiase, our Chief Executive Officer, President and one of our directors, is the beneficial owner of 90,000 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 58,500 shares of restricted common stock that have vested as of May 16, 2013; 2,250 shares of restricted common stock that will vest within 60 days after May 16, 2013; and 29,250 shares which vest more than 60 days after December 13, 2013. Includes 43,000 shares of common stock held by Mr. Lambiase in a 401(k) plan.

(2)	Mr. Colligan was named our Chief Financial Officer and Secretary effective May 16, 2013.

(3)
Mr. Marria, our Chief Investment Officer, is the beneficial owner of 20,000 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 13,000 shares of restricted common stock that have vested as of December 13, 2013; 500 shares of restricted common stock that will vest within 60 days after December 13, 2013; and 6,500 shares which vest more than 60 days after December 13, 2013.  Includes 54,000 shares of common stock held by Mr. Marria in a 401(k) plan.

(4)
Mr. Dyer, our Head of Underwriting, is the beneficial owner of 70,000 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008.  Includes 45,500 shares of restricted common stock that have vested as of December 13, 2013; 1,750 shares of restricted common stock that will vest within 60 days after December 13, 2013; and 22,750 shares which vest more than 60 days after December 13, 2013.

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

(11)
The address for this stockholder is 420 Montgomery Street, San Francisco, CA 94104. The shares shown as beneficially owned by Wells Fargo & Company reflect shares owned on its own behalf and on behalf of the following subsidiaries: Wells Capital Management Incorporated; Wells Fargo Advisors Financial Network, LLC; Wells Fargo Advisors, LLC; Wells Fargo Funds Management, LLC; and Wells Fargo Bank, National Association. Aggregate beneficial ownership reported by Wells Fargo & Company is on a consolidated basis and includes any beneficial ownership of a subsidiary. Wells Capital Management Incorporated reported beneficially owning 62,415,720 shares of common stock with the sole power to vote or to direct the vote of zero shares, the shared power to vote or to direct the vote of 13,685,920 of common stock, the sole power to dispose or to direct the disposition of zero shares of common stock and the shared power to dispose or to direct the disposition of 62,415,720 shares of common stock. Wells Fargo & Company reported beneficially owning 63,740,765 shares of common stock with the sole power to vote or to direct the vote of 4 shares of common stock, the shared power to vote or to direct the vote of 63,716,222 of common stock, the sole power to dispose or to direct the disposition of 4 shares of common stock and the shared power to dispose or to direct the disposition of 63,740,761 shares of common stock. Based solely on information contained in a Schedule 13G/A filed by Wells Fargo & Company on January 28, 2014.

(12)
The address for this stockholder is 40 East 52nd Street, New York, NY 10022. The shares shown as beneficially owned by BlackRock, Inc. reflect shares owned on its own behalf and on behalf of the following subsidiaries: BlackRock Advisors, LLC; BlackRock Investment Management, LLC; BlackRock Asset Management Canada Limited; BlackRock Advisors (UK) Limited; BlackRock Fund Advisors; BlackRock International Limited; BlackRock Institutional Trust Company, N.A.; BlackRock Investment Management (UK) Limited. Aggregate beneficial ownership reported by BlackRock, Inc. includes any beneficial ownership of a subsidiary. BlackRock, Inc. reported beneficially owning 55,259,856 shares of common stock with the sole power to vote or to direct the vote of 51,237,802 shares of common stock, the shared power to vote or to direct the vote of zero shares of common stock, the sole power to dispose or to direct the disposition of 55,259,856 shares of common stock and the shared power to dispose or to direct the disposition of zero shares of common stock. Based solely on information contained in a Schedule 13G filed by BlackRock, Inc. on January 28, 2014.

(13)
The address for this stockholder is 2300 North Ridgetop Road Santa Fe, NM 87506. Thornburg Investment Management Inc. reported beneficially owning shares of common stock with the sole power to vote or to direct the vote of 61,360,859 shares of common stock, the shared power to vote or to direct the vote of zero shares of common stock, the sole power to dispose or to direct the disposition of 61,360,859 shares of common stock and the shared power to dispose or to direct the disposition of zero shares of common stock. Based solely on information contained in a Schedule 13G filed by Thornburg Investment Management Inc. on January 21, 2014.

(14)
The address for this stockholder is 11431 W. Palmetto Park Road, Boca Raton FL 33428. The shares shown as beneficially owned by Leon G. Cooperman reflect shares owned on his own behalf and on behalf of the following entities: Omega Capital Partners, L.P.; Omega Capital Investors, L.P.; Omega Equity Investors, L.P.; Omega Overseas Partners, Ltd.; Omega Credit Opportunities Fund, LTD. L.P.; a limited number of Managed Accounts; the Cooperman Family Fund for a Jewish Future; the Michael S. Cooperman WRA Trust; the UTMA account for Asher Silvin Cooperman; Toby Cooperman and Michael S. Cooperman; and The Leon and Toby Cooperman Family Foundation. Mr. Cooperman reported that he may be deemed the beneficial owner of 77,886,720 shares. This consists of 12,558,165 shares owned by Omega Capital Partners, L.P.; 5,274,929 shares owned by Omega Capital Investors, L.P.; 5,552,654 shares owned by Omega Equity Investors, L.P.; 14,048,767 shares owned by Omega Overseas Partners, Ltd.;  2,224,000 shares owned by Omega Credit Opportunities Fund, Ltd. L.P.; 23,626,905 shares owned by a limited number of managed accounts;  85,000 shares owned by the Cooperman Family Fund for a Jewish Future; 11,632,500 shares owned by Mr. Cooperman; 600,000 shares owned by Toby  Cooperman;  33,800 shares owned by the UTMA account for Asher Silvin Cooperman;  250,000 shares owned by The Leon and Toby Cooperman Family Foundation;  1,000,000 shares owned by Michael S. Cooperman; and 1,000,000 shares owned by the Michael S. Cooperman WRA Trust.  Mr. Cooperman reported having the sole power to vote or to direct the vote of 54,259,815 shares, the shared power to vote or to direct the vote of 23,626,905 shares, the sole power to dispose or to direct the disposition of 54,259,815 shares, and the shared power to dispose or to direct the disposition of 23,626,905 shares.  Based solely on information contained in a Schedule 13D filed by Leon G. Cooperman on February 24, 2014.

(15)
The address for this stockholder in the United States is Eleven Madison Avenue, New York, NY 10010.  Credit Suisse AG reported beneficially owning shares of common stock with the sole power to vote or to direct the vote of zero shares of common stock, the shared power to vote or to direct the vote of 55,069,189 shares of common stock, the sole power to dispose or to direct the disposition of zero shares of common stock and the shared power to dispose or to direct the disposition of 55,069,189 shares of common stock. Based solely on information contained in a Schedule 13G filed by Credit Suisse AG on January 14, 2014.

(16)
The address for this stockholder is 100 Vanguard Blvd., Malvern, PA 19355.  The shares shown as beneficially owned by The Vanguard Group reflect shares owned on its own behalf and on behalf of the following subsidiaries:  Vanguard Fiduciary Trust Company, and Vanguard Investments Australia, LTD.  The Vanguard Group reported beneficially owning shares of common stock with the sole power to vote or to direct the vote of 637,652 shares of common stock, the shared power to vote or to direct the vote of zero shares of common stock, the sole power to dispose or to direct the disposition of 56,205,994 shares of common stock and the shared power to dispose or to direct the disposition of 569,952 shares of common stock. Based solely on information contained in a Schedule 13G filed by The Vanguard Group on February 12, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted an equity incentive plan to provide incentives to our independent directors, employees of our Manager and its affiliates, and other service providers to stimulate their efforts toward our continued success, long-term growth and profitability and to attract, reward and retain personnel.

The following table provides information as of December 31, 2013, concerning shares of our common stock authorized for issuance under our existing equity incentive plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	-	-	38,387,568
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	-	-	38,387,568
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

March 2013 Amendment to Management Agreement

Because of the Restatement Filing, on March 8, 2013 we amended the management agreement.  In the amendment, we memorialized the reduction in the management fee effective on November 28, 2012. Additionally, our Manager agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the Evaluation); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the Restatement Filing); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the Investigation); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

The amended management agreement is automatically renewed for a one-year term on each anniversary date, although two-thirds of the Independent directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement upon 30 days notice at any time in their sole discretion without the payment of a termination fee. Additionally, we may terminate the management agreement effective immediately if (i) our Manager engages in any act of fraud, misappropriation of funds, or embezzlement against the us, (ii) there is an event of any gross negligence on the part of our Manager in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to our Manager’s bankruptcy or insolvency, (iv) there is a dissolution of our Manager, or (v) our Manager is convicted of (including a plea of nolo contendere) a felony.

Fees Paid Under the Management Agreement

The fees paid under the management agreement are detailed in the results of operations discussion above.  In addition to these fees, our manager received expense reimbursement under the management agreement of $493 thousand, $447 thousand and $625 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.  Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services.  RCap may also provide brokerage services to us from time to time.  During the years ended December 31, 2013, 2012 and 2011, fees paid to RCap were $145 thousand, $138 thousand and $162 thousand, respectively.

Restricted Stock Grants

We granted 98,688 shares of stock to our independent directors during the year ended December 31, 2013 which vested immediately.  During the year ended December 31, 2013, approximately 140,000 shares of restricted stock we had awarded to our Manager’s employees during 2008 vested and 70,000 shares were forfeited.  At December 31, 2013 there are approximately 384,000 unvested shares of restricted stock issued to our Manager’s employees.

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

Other Relationships

Matthew Lambiase, our President and Chief Executive Officer, one of our directors and the Managing Director of our Manager, is the son of one of Annaly’s directors, John A. Lambiase.  Annaly announced on January 30, 2014 that John A. Lambiase would not stand for re-election at Annaly’s annual meeting of shareholders in May 2014 and his departure date will be effective the day of the annual meeting of shareholders.  James Zurovchak, a Vice President of Annaly, is the son-in-law of Dennis Mahoney, one of our Directors.

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

Item 14.  Principal Accountant Fees and Services

Ernst & Young LLP, or Ernst & Young, was our independent registered public accounting firm for the fiscal years ending December 31, 2013 and 2012. During this time, Ernst & Young and its affiliated entities, or EY, performed accounting and auditing services for us.

Relationship with Independent Registered Public Accounting Firm

Expenses are generally accrued when services are provided.  The aggregate fees billed for 2013 and 2012 for each of the following categories of services are set forth below:

Audit Fees:  The aggregate fees incurred by EY and Deloitte & Touche, LLP for audits and reviews of our 2013 financial statements were approximately $2.9 million and $25 thousand respectively.   We estimate that our Manager will reimburse the Company for approximately $1.4 million of the fees billed by EY for 2013.  The aggregate fees incurred by EY for the audit of the Company’s internal control over financial reporting were approximately $600 thousand for 2013.  The aggregate fees incurred by EY for audits and reviews of our 2012 financial statements were approximately $3.5 million.   We estimate that our Manager will reimburse the Company for approximately $2.8 million of the fees billed by EY for 2012.  The aggregate fees incurred by EY for the audit of the Company’s internal control over financial reporting were approximately $570 thousand for 2012.

Audit-Related Fees:  No fees were billed by EY for audit-related services during 2013 or 2012.

Tax Fees:  The aggregate fees billed by EY for tax services for 2013 were $66 thousand.  The aggregate fees billed by EY for tax services for 2012 were $66 thousand.

All Other Fees:  EY did not perform any other kinds of services for us during 2013.  The aggregate fees billed by EY for other services for 2012 were $99 thousand.  The other services billed in 2012 were related to advisory services provided by EY in 2011 prior to EY being appointed as our Independent Registered Public Accounting Firm.

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

†           Represents a management contract or compensatory plan or arrangement

**        Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of the years ended December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012	F-5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
December 31, 2013, 2012 and 2011	F-6

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended
December 31, 2013, 2012 and 2011	F-7

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2013, 2012 and 2011	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Chimera Investment Corporation

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the years then ended.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated June 4, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
New York, New York
June 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Chimera Investment Corporation

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Chimera Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

●
Management identified that its design, procedures, and execution of review controls, including the review of journal entries and reconciliations, for routine processes were ineffective.  Specifically there was insufficient evidence that the Company’s review controls were designed and executed at a precision level that would prevent or detect a material misstatement.

●
Management identified that the Company’s review controls over significant estimates and their related disclosure process were not designed precisely enough to prevent or detect a material misstatement as follows:

o
There was inadequate or delayed review and validation of inputs used in significant estimates and their related disclosures, such as other-than-temporary impairment, interest income related to investments in RMBS and securitized loans held for investment.

o	There was inadequate or delayed evidence of independent validation of calculations used in significant accounting estimates to ensure the accounting policies were appropriately implemented.

o
There was inadequate or delayed evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements by a person with the necessary competency and authority to review such schedules.

●
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Chimera Investment Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the years then ended. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated June 4, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Chimera Investment Corporation has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP
New York, New York
June 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chimera Investment Corporation

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows of Chimera Investment Corporation and subsidiaries (the "Company") for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Chimera Investment Corporation and subsidiaries for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 8, 2013 (December 31, 2013 as to Note 18)

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$77,629	$621,153
Non-Agency RMBS, at fair value
Senior	89,687	88
Senior interest-only	229,065	122,869
Subordinated	457,569	547,794
Subordinated interest-only	16,571	16,253
Agency RMBS, at fair value	1,997,578	1,806,697
Receivable for investments sold	253,541	-
Accrued interest receivable	15,821	15,248
Other assets	8,297	13,970
Derivatives, at fair value, net	8,095	-
Subtotal	3,153,853	3,144,072
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	2,981,571	3,274,204
Securitized loans held for investment, net of allowance for loan losses of $9.1 million and $11.6 million, respectively	783,484	1,300,131
Accrued interest receivable	17,173	24,082
Subtotal	3,782,228	4,598,417
Total assets	$6,936,081	$7,742,489

Liabilities:
Repurchase agreements, Agency RMBS ($1.7 billion and $1.6 billion pledged as collateral, respectively)	$1,658,561	$1,528,025
Accrued interest payable	1,397	2,441
Dividends payable	297,904	92,431
Accounts payable and other liabilities	1,861	1,170
Investment management fees and expenses payable to affiliate	5,658	7,675
Derivatives, at fair value	30,199	53,939
Subtotal	1,995,580	1,685,681
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, collateralized by Non-Agency RMBS ($3.0 billion and $3.3 billion pledged as collateral, respectively)	933,732	1,336,261
Securitized debt, collateralized by loans held for investment ($762.6 million and $1.3 billion pledged as collateral, respectively)	669,981	1,169,710
Accrued interest payable	5,278	8,358
Subtotal	1,608,991	2,514,329
Total liabilities	$3,604,571	$4,200,010

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,626,237 and 1,027,597,458 shares issued and outstanding, respectively	10,272	10,268
Additional paid-in-capital	3,605,241	3,604,554
Accumulated other comprehensive income (loss)	990,803	989,936
Retained earnings (accumulated deficit)	(1,274,806)	(1,062,279)
Total stockholders' equity	$3,331,510	$3,542,479
Total liabilities and stockholders' equity	$6,936,081	$7,742,489
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net Interest Income:
Interest income	$140,224	$172,089	$254,028
Interest expense	(6,770)	(10,678)	(11,941)

Interest income, Assets of consolidated VIEs	371,559	417,351	450,996
Interest expense, Non-recourse liabilities of consolidated VIEs	(95,229)	(115,880)	(122,917)
Net interest income (expense)	409,784	462,882	570,166
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(4,356)	(47,632)	(241,962)
Portion of loss recognized in other comprehensive income (loss)	(40,811)	(84,618)	(115,143)
Net other-than-temporary credit impairment losses	(45,167)	(132,250)	(357,105)

Other gains (losses):
Net unrealized gains (losses) on derivatives	34,369	(9,473)	(34,478)
Net realized gains (losses) on derivatives	(7,713)	(20,223)	(15,929)
Net gains (losses) on derivatives	26,656	(29,696)	(50,407)
Net unrealized gains (losses) on interest-only RMBS	(44,277)	833	(14,545)
Net realized gains (losses) on sales of investments	68,107	85,166	54,353
Realized losses on principal write-downs of Non-Agency RMBS	(18,316)	-	-
Total other gains (losses)	32,170	56,303	(10,599)
Net investment income (loss)	396,787	386,935	202,462

Other expenses:
Management fees	25,952	49,525	51,969
Expense recoveries from Manager	(6,788)	(4,712)	-
Net management fees	19,164	44,813	51,969
Provision for loan losses, net	(1,799)	368	5,291
General and administrative expenses	16,734	13,986	7,267
Total other expenses	34,099	59,167	64,527
Income (loss) before income taxes	362,688	327,768	137,935
Income taxes	2	1	606
Net income (loss)	$362,686	$327,767	$137,329

Net income (loss) per share available to common shareholders:
Basic	$0.35	$0.32	$0.13
Diluted	$0.35	$0.32	$0.13

Weighted average number of common shares outstanding:
Basic	1,027,094,379	1,026,831,033	1,026,365,197
Diluted	1,027,570,343	1,027,499,255	1,027,171,387

Dividends declared per share of common stock	$0.56	$0.38	$0.51

Comprehensive income (loss):
Net income (loss)	$362,686	$327,767	$137,329
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	23,807	509,399	(549,422)
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	45,167	132,250	357,105
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(68,107)	(85,166)	(54,353)
Other comprehensive income (loss)	867	556,483	(246,670)
Comprehensive income (loss)	$363,553	$884,250	$(109,341)

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2010	$10,261	$3,601,890	$680,123	$(613,688)	$3,678,586
Net income (loss)	-	-	-	137,329	137,329
Unrealized gains (losses) on available-for-sale securities, net	-	-	(549,422)	-	(549,422)
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	357,105	-	357,105
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(54,353)	-	(54,353)
Proceeds from direct purchase and dividend reinvestment	4	1,116	-	-	1,120
Proceeds from common stock offerings	-	22	-	-	22
Proceeds from restricted stock grants	2	711	-	-	713
Common dividends declared, $0.51 per share	-	-	-	(523,481)	(523,481)
Balance, December 31, 2011	$10,267	$3,603,739	$433,453	$(999,840)	$3,047,619
Net income (loss)	-	-	-	327,767	327,767
Unrealized gains (losses) on available-for-sale securities, net	-	-	509,399	-	509,399
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	132,250	-	132,250
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(85,166)	-	(85,166)
Proceeds from direct purchase and dividend reinvestment	1	116	-	-	117
Proceeds from restricted stock grants	-	699	-	-	699
Common dividends declared, $0.38 per share	-	-	-	(390,206)	(390,206)
Balance, December 31, 2012	$10,268	$3,604,554	$989,936	$(1,062,279)	$3,542,479
Net income (loss)	-	-	-	362,686	362,686
Unrealized gains (losses) on available-for-sale securities, net	-	-	23,807	-	23,807
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	45,167	-	45,167
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(68,107)	-	(68,107)
Proceeds from restricted stock grants	4	687	-	-	691
Common dividends declared, $0.56 per share	-	-	-	(575,213)	(575,213)
Balance, December 31, 2013	$10,272	$3,605,241	$990,803	$(1,274,806)	$3,331,510
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash Flows From Operating Activities:
Net income (loss)	$362,686	$327,767	$137,329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(80,586)	(67,262)	(60,705)
Amortization of deferred financing costs	5,690	8,546	-
Accretion (amortization) of securitized debt discounts/premiums, net	11,981	6,985	12,551
Net unrealized losses (gains) on derivatives	(34,369)	9,473	34,478
Net unrealized losses (gains) on interest-only RMBS	44,277	(833)	14,545
Net realized losses (gains) on sales of investments	(68,107)	(85,166)	(54,353)
Realized losses on principal write-downs of Non-Agency RMBS	18,316	-	-
Net other-than-temporary credit impairment losses	45,167	132,250	357,105
Provision for loan losses, net	(1,799)	368	5,291
Equity-based compensation expense	691	449	713
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	6,336	9,111	(672)
Decrease (increase) in other assets	(13)	(348)	(190)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	691	(517)	1,294
Increase (decrease) in investment management fees and expenses payable to affiliate	(2,017)	(5,283)	536
Increase (decrease) in accrued interest payable, net	(4,124)	(625)	(217)
Net cash provided by (used in) operating activities	$304,820	$334,915	$447,705
Cash Flows From Investing Activities:
RMBS portfolio:
Purchases	$(2,386,169)	(124,216)	(4,174,746)
Sales	1,228,808	943,350	2,628,994
Principal payments	488,255	717,352	677,190
Non-Agency RMBS transferred to consolidated VIEs:
Principal payments	466,522	505,779	668,924
Securitized loans held for investment:
Purchases	-	(1,531,014)	-
Principal payments	507,683	477,555	85,526
Net cash provided by (used in) investing activities	$305,099	$988,806	$(114,112)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$7,879,361	6,826,546	15,247,543
Payments on repurchase agreements	(7,748,825)	(7,971,512)	(14,383,351)
Net proceeds from common stock offerings	-	-	22
Payment of deferred financing costs	-	(9,488)	-
Proceeds from securitized debt borrowings, collateralized by loans held for investment	-	1,426,983	-
Payments on securitized debt borrowings, collateralized by loans held for investment	(499,549)	(470,788)	(80,181)
Proceeds from securitized debt borrowings, collateralized by Non-Agency RMBS	-	181,201	310,972
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(414,690)	(481,464)	(645,603)
Net proceeds from direct purchase and dividend reinvestment	-	367	1,120
Common dividends paid	(369,740)	(410,712)	(584,989)
Net cash provided by (used in) financing activities	(1,153,443)	$(908,867)	$(134,467)
Net increase (decrease) in cash and cash equivalents	(543,524)	$414,854	199,126
Cash and cash equivalents at beginning of period	621,153	206,299	7,173
Cash and cash equivalents at end of period	$77,629	$621,153	$206,299

Supplemental disclosure of cash flow information:
Interest received	$437,533	$530,578	$640,199
Interest paid	$88,455	$120,734	$120,688
Management fees and expenses paid to affiliate	$27,969	$54,808	$51,383

Non-cash investing activities:
Receivable for investments sold	$253,541	$-	$-
Net change in unrealized gain (loss) on available-for sale securities	$867	$556,483	$(246,670)

Non-cash financing activities:
Common dividends declared, not yet paid	$297,904	$92,431	$112,937

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

Chimera Investment Corporation (the “Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”).  The Company formed the following wholly-owned qualified REIT subsidiaries:  Chimera Securities Holdings, LLC in July 2008; Chimera Asset Holding LLC and Chimera Holding LLC in June 2009; and Chimera Special Holding LLC in January 2010 which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC, a wholly-owned taxable REIT subsidiary (“TRS”). In October 2013, the Company formed Chimera Funding TRS LLC, which is a wholly-owned TRS.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2013 and 2012.

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

(e) Interest-Only RMBS

The Company invests in IO Agency and Non-Agency RMBS strips.  IO RMBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company has elected the fair value option to account for IO RMBS strips to simplify the reporting of changes in fair value.  The IO RMBS strips are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Interest income on IO RMBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium or discount is calculated in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on interest-only RMBS on the Consolidated Statement of Operations and Comprehensive Income (Loss).  Included in Agency RMBS, at fair value on the Consolidated Statements of Financial condition are IO RMBS strips carried at fair value with changes in fair value reflected in earnings of $42.8 million and $5.1 million as of December 31, 2013 and 2012.  Included in Non-Agency RMBS transferred to VIEs, at fair value on the Consolidated Statements of Financial condition are IO RMBS strips carried at fair value with changes in fair value reflected in earnings of $11.7 million and $17.0 million as of December 31, 2013 and 2012.  Total Interest income reported on IO securities was $29.9 million, $23.1 million and $32.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination.  The Company does not have any unrecognized tax benefits that would affect its financial position or require disclosure.  No accruals for penalties and interest were necessary as of December 31, 2013 or 2012.

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

(p) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates in accounting for income recognition and OTTI on Agency and Non-Agency RMBS and IO RMBS (Note 3), valuation of Agency and Non-Agency RMBS (Notes 3 and 5), and derivative instruments (Notes 5 and 9).  Actual results could differ materially from those estimates.

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

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, subordinated IO, and Non-Agency RMBS transferred to consolidated VIEs.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the reporting date.  The total fair value of the Non-Agency RMBS that are held by consolidated re-securitization trusts was $3.0 billion and $3.3 billion at December 31, 2013 and 2012, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of December 31, 2013 and 2012, by asset class.

December 31, 2013
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$128,217	$-	$(39,395)	$88,822	$89,687	$974	$(109)	$865
Senior interest-only	5,742,781	283,271	-	283,271	229,065	11,802	(66,008)	(54,206)
Subordinated	830,632	-	(490,400)	340,232	457,569	119,233	(1,896)	117,337
Subordinated interest-only	274,462	14,666	-	14,666	16,571	2,483	(578)	1,905
RMBS transferred to consolidated variable interest entities ("VIEs")	3,912,376	7,490	(1,763,401)	2,075,628	2,981,571	905,943	-	905,943
Agency RMBS	2,145,475	134,609	(5,004)	2,027,736	1,997,578	22,652	(52,810)	(30,158)
Total	$13,033,943	$440,036	$(2,298,200)	$4,830,355	$5,772,041	$1,063,087	$(121,401)	$941,686

December 31, 2012
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$126	$-	$(54)	$72	$88	$16	$-	$16
Senior interest-only	3,012,868	135,868	-	135,868	122,869	7,976	(20,975)	(12,999)
Subordinated	1,057,821	-	(584,772)	473,049	547,794	81,492	(6,747)	74,745
Subordinated interest-only	256,072	16,180	-	16,180	16,253	1,466	(1,393)	73
RMBS transferred to consolidated variable interest entities ("VIEs")	4,610,109	8,955	(2,088,125)	2,437,048	3,274,204	837,353	(197)	837,156
Agency RMBS	1,756,580	51,502	-	1,720,595	1,806,697	86,419	(317)	86,102
Total	$10,693,576	$212,505	$(2,672,951)	$4,782,812	$5,767,905	$1,014,722	$(29,629)	$985,093

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2013	December 31, 2012
	(dollars in thousands)
Balance at beginning of period	$2,107,387	$2,342,462
Purchases	29,064	86,847
Accretion	(328,491)	(364,282)
Reclassification (to) from non-accretable difference	15,957	64,017
Sales	(29,340)	(21,657)
Balance at end of period	$1,794,577	$2,107,387

The table below presents the outstanding principal balance and related amortized cost at December 31, 2013 and 2012 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2013	December 31, 2012
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$4,508,475	$5,245,184
End of period	$3,949,664	$4,508,475

Amortized cost:
Beginning of period	$2,268,751	$2,649,303
End of period	$2,027,738	$2,268,751

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

December 31, 2013
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$28,163	$(109)	3	$-	$-	-	$28,163	$(109)	3
Senior interest-only	119,913	(35,252)	54	45,167	(30,756)	28	165,080	(66,008)	82
Subordinated	-	-	4	17,661	(1,896)	2	17,661	(1,896)	6
Subordinated interest-only	1,062	(578)	2	-	-	-	1,062	(578)	2
RMBS transferred to consolidated VIEs	-	-	-	-	-	-	-	-	-
Agency RMBS	1,149,126	(52,512)	34	491	(298)	3	1,149,617	(52,810)	37
Total	$1,298,264	$(88,451)	97	$63,319	$(32,950)	33	$1,361,583	$(121,401)	130

December 31, 2012
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	17,764	(2,828)	12	52,920	(18,147)	26	70,684	(20,975)	38
Subordinated	-	-	-	54,774	(6,747)	5	54,774	(6,747)	5
Subordinated interest-only	-	-	-	9,659	(1,393)	1	9,659	(1,393)	1
RMBS transferred to consolidated VIEs	-	-	-	22,490	(197)	1	22,490	(197)	1
Agency RMBS	234	(76)	2	993	(241)	2	1,227	(317)	4
Total	$17,998	$(2,904)	14	$140,836	$(26,725)	35	$158,834	$(29,629)	49

At December 31, 2013, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2013.

Gross unrealized losses on the Company’s Agency RMBS were $52.8 million and $317 thousand at December 31, 2013 and 2012, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2013 and 2012 unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding IO Agency and Non-Agency RMBS strips which are accounted for under the fair value option with changes in fair value recorded in earnings) were $2.0 million and $6.9 million at December 31, 2013 and 2012, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the years ended December 31, 2013, 2012 and 2011 is presented below.

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Total other-than-temporary impairment losses	$(4,356)	$(47,632)	$(241,962)
Portion of loss recognized in other comprehensive income (loss)	(40,811)	(84,618)	(115,143)
Net other-than-temporary credit impairment losses	$(45,167)	$(132,250)	$(357,105)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Cumulative credit loss beginning balance	$510,089	$452,060	$237,746
Additions:
Other-than-temporary impairments not previously recognized	39,098	98,324	268,795
Reductions for securities sold during the period	(14,038)	(34,577)	(1,300)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	6,069	33,926	88,310
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(16,786)	(39,644)	(141,491)
Cumulative credit impairment loss ending balance	$524,432	$510,089	$452,060

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012
Loss Severity
Weighted Average	56%	57%
Range	34% - 75%	33% - 86%

60+ days delinquent
Weighted Average	26%	26%
Range	0% - 43%	0% - 53%

Credit Enhancement (1)
Weighted Average	4%	13%
Range	0% - 48%	0% - 75%

3 Month CPR
Weighted Average	15%	15%
Range	0% - 42%	0% - 30%

12 Month CPR
Weighted Average	17%	16%
Range	9% - 35%	8% - 42%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at December 31, 2013 and 2012.  IO RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying principal balance of specific securities.  At December 31, 2013, IO RMBS had a net unrealized loss of $49.1 million and had an amortized cost of $349.2 million. At December 31, 2012, IO RMBS had a net unrealized loss of $4.8 million and had an amortized cost of $166.0 million.  The fair value of IOs at December 31, 2013 and 2012 was $300.1 million, and $161.2 million, respectively. All changes in fair value of IOs are reflected in Net income (loss).

December 31, 2013
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$974	$-	$974	$(109)	$-	$(109)
Senior interest-only	-	11,802	11,802	-	(66,008)	(66,008)
Subordinated	119,233	-	119,233	(1,896)	-	(1,896)
Subordinated interest-only	-	2,483	2,483	-	(578)	(578)
RMBS transferred to consolidated VIEs	901,773	4,170	905,943	-	-	-
Agency RMBS	22,322	330	22,652	(51,494)	(1,316)	(52,810)
Total	$1,044,302	$18,785	$1,063,087	$(53,499)	$(67,902)	$(121,401)

December 31, 2012
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$16	$-	$16	$-	$-	$-
Senior interest-only	-	7,976	7,976	-	(20,975)	(20,975)
Subordinated	81,492	-	81,492	(6,747)	-	(6,747)
Subordinated interest-only	-	1,466	1,466	-	(1,393)	(1,393)
RMBS transferred to consolidated VIEs	829,308	8,045	837,353	(197)	-	(197)
Agency RMBS	86,062	357	86,419	-	(317)	(317)
Total	$996,878	$17,844	$1,014,722	$(6,944)	$(22,685)	$(29,629)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at December 31, 2013 and 2012.

	December 31, 2013

	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$128,217	$69.27	$69.95	1.42%	5.87%
Senior, interest only	$5,742,781	$4.93	$3.99	1.44%	17.17%
Subordinated	$830,632	$40.96	$55.09	2.94%	13.49%
Subordinated, interest only	$274,462	$5.34	$6.04	1.73%	8.97%
RMBS transferred to consolidated variable interest entities	$3,912,376	$54.17	$77.82	4.66%	15.84%
Agency Mortgage-Backed Securities	$2,145,475	$106.83	$105.24	3.99%	3.43%

(1) Bond Equivalent Yield at period end.

	December 31, 2012

	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$126	$57.02	$67.00	0.00%	11.90%
Senior, interest only	$3,012,868	$4.51	$4.08	1.76%	10.36%
Subordinated	$1,057,821	$44.72	$51.79	3.18%	11.07%
Subordinated, interest only	$256,072	$6.32	$6.35	2.25%	8.90%
RMBS transferred to consolidated variable interest entities	$4,610,109	$53.96	$72.50	4.88%	15.44%
Agency Mortgage-Backed Securities	$1,756,580	$103.09	$108.24	4.65%	3.59%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
AAA	0.00%	0.01%
AA	0.71%	0.46%
A	0.01%	0.00%
BB	1.38%	1.41%
B	4.26%	1.19%
Below B or not rated	93.64%	96.93%
Total	100.00%	100.00%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at December 31, 2013 and 2012 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

December 31, 2013
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$29,283	$60,404	$-	$89,687
Senior interest-only	376	103,688	96,968	28,033	229,065
Subordinated	3,359	63,177	321,333	69,700	457,569
Subordinated interest-only	-	-	14,862	1,709	16,571
RMBS transferred to consolidated VIEs	5,724	276,752	1,986,879	712,216	2,981,571
Agency RMBS	54	21,011	1,850,438	126,075	1,997,578
Total fair value	$9,513	$493,911	$4,330,884	$937,733	$5,772,041
Amortized cost
Non-Agency RMBS
Senior	$-	$28,900	$59,922	$-	$88,822
Senior interest-only	1,017	131,159	117,008	34,087	283,271
Subordinated	2,877	50,483	243,350	43,522	340,232
Subordinated interest-only	-	-	13,344	1,322	14,666
RMBS transferred to consolidated VIEs	4,744	211,925	1,356,981	501,978	2,075,628
Agency RMBS	122	19,433	1,880,430	127,751	2,027,736
Total amortized cost	$8,760	$441,900	$3,671,035	$708,660	$4,830,355

December 31, 2012
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$-	$88	$-	$88
Senior interest-only	358	47,205	66,927	8,379	122,869
Subordinated	4,092	23,948	359,310	160,444	547,794
Subordinated interest-only	-	-	9,658	6,595	16,253
RMBS transferred to consolidated VIEs	12,118	312,690	2,055,568	893,828	3,274,204
Agency RMBS	146	1,802,720	3,831	-	1,806,697
Total fair value	$16,714	$2,186,563	$2,495,382	$1,069,246	$5,767,905
Amortized cost
Non-Agency RMBS
Senior	$-	$-	$72	$-	$72
Senior interest-only	657	58,037	70,044	7,130	135,868
Subordinated	2,649	20,593	318,422	131,385	473,049
Subordinated interest-only	-	-	11,051	5,129	16,180
RMBS transferred to consolidated VIEs	11,184	248,699	1,493,647	683,518	2,437,048
Agency RMBS	157	1,716,964	3,474	-	1,720,595
Total amortized cost	$14,647	$2,044,293	$1,896,710	$827,162	$4,782,812

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.  At December 31, 2013, 97.1% of the Non-Agency RMBS collateral was Alt-A.  At December 31, 2012, 99.5% of the Non-Agency RMBS collateral was Alt-A.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
Weighted average maturity (years)		24.1		24.8
Weighted average amortized loan to value (1)		69.4%		71.6%
Weighted average FICO (2)		710		717
Weighted average loan balance (in thousands)		$385.0		$453.1
Weighted average percentage owner occupied		84.0%		85.1%
Weighted average percentage single family residence		65.4%		65.5%
Weighted average current credit enhancement		1.6%		3.1%
Weighted average geographic concentration of top five states	CA	33.4%	CA	36.7%
	FL	9.1%	FL	8.7%
	NY	7.1%	NY	6.4%
	NJ	3.0%	VA	2.4%
	MD	2.7%	NJ	2.8%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2013 and 2012.

Origination Year	December 31, 2013	December 31, 2012
2000	0.6%	0.2%
2001	1.2%	0.2%
2002	1.0%	0.0%
2003	1.4%	0.4%
2004	3.6%	0.6%
2005	17.8%	14.3%
2006	32.2%	34.6%
2007	40.1%	46.7%
2008	2.1%	3.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income.  The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Proceeds from sales	$1,079,649	$943,350	$2,628,994

Gross realized gains	72,946	85,166	54,353
Gross realized losses	(4,839)	-	-
Net realized gain	$68,107	$85,166	$54,353

During the year ended December 31, 2013, we realized a loss due to a full principal paydown of a Non-Agency RMBS for which we owned the IO strip. This resulted in a realized loss of $18.3 million and is reflected as a realized loss in a separate line item in the statement of operations and comprehensive income.

4.  Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.

The securitized loans held for investment are carried at their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses. There were no new securitizations during the year ended December 31, 2013.  During the year ended December 31, 2012, the Company consolidated the CSMC 2012-CIM1, CSMC 2012-CIM2, and CSMC 2012-CIM3 Trusts (the “CSMC Trusts”).  The CSMC Trusts are securitizations collateralized by high quality, jumbo, prime, residential mortgage loans. The Company transferred $1.5 billion in principal value to the CSMC Trusts that was recorded as a secured borrowing pursuant to ASC 860. In these transactions, the Company financed $1.4 Billion of AAA-rated, AA-rated, and A-rated fixed rate bonds by selling the bonds to third party investors for net proceeds of $1.4 billion.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at December 31, 2013 and 2012:

	For the Year Ended
	December 31, 2013	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$1,300,131	$256,632
Purchases	-	1,531,014
Principal paydowns	(507,683)	(477,555)
Net periodic amortization (accretion)	(10,763)	(9,592)
Change to loan loss provision	1,799	(368)
Balance, end of period	$783,484	$1,300,131

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Securitized loans, at amortized cost	$792,547	$1,311,755
Less: allowance for loan losses	9,063	11,624
Securitized loans held for investment	$783,484	$1,300,131

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 39.5% were originated during 2012, 37.8% were originated during 2011, 6.9% during 2010, and the remaining 15.8% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	December 31, 2013		December 31, 2012
Number of loans		1,053		1,618
Weighted average maturity (years)		27.3		28.3
Weighted average loan to value (1)		71.7%		71.2%
Weighted average FICO (2)		766		768
Weighted average loan balance (in thousands)		$737.0		$794.1
Weighted average percentage owner occupied		94.7%		94.6%
Weighted average percentage single family residence		70.0%		70.6%
Weighted average geographic concentration of top five states	CA	34.7%	CA	38.1%
	VA	5.6%	VA	6.3%
	NY	5.5%	NY	6.3%
	NJ	5.1%	WA	5.2%
	TX	4.9%	NJ	4.6%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio at December 31, 2013, 2012 and 2011:

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Balance, beginning of period	$11,624	$13,938	$11,006
Provision for loan losses	(1,799)	368	5,291
Charge-offs	(762)	(2,682)	(2,359)
Balance, end of period	$9,063	$11,624	$13,938

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at December 31, 2013, 2012 and 2011 was $3.7 million, $5.0 million, and $6.3 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at December 31, 2013, 2012 and 2011 was $5.4 million, $6.6 million and $7.6 million, respectively.

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $25.7 million, $29.1 million and $32.9 at December 31, 2013, 2012 and 2011, respectively.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2013, 2012 and 2011 was $18.7 million, $21.8 million and $14.3 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $750.4 million, $1.3 billion and $235.2 million at December 31, 2013, 2012 and 2011, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at December 31, 2103, 2012 and 2011 was $764.8 million, $1.3 billion and $228.9 million, respectively.  Interest income on impaired loans is not significant.

The following table summarizes the outstanding principal balance of loans 30 days delinquent and greater as reported by the servicer at December 31, 2013 and 2012.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
December 31, 2013	$999	$570	$2,087	$473	$7,530	$1,179	$12,838
December 31, 2012	$3,110	$1,186	$4,045	$0	$4,247	$1,390	$13,978

With the exception of its ability to approve certain loan modifications, the Company is not involved with the servicing or modification of loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the years ended December 31, 2013 and 2012.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre-modification)	Unpaid Principal Balance of Modified Loans (Post-modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
Year Ended
December 31, 2013	3	$2,349	$2,358	$2,248	$2,248	$0
December 31, 2012	9	$5,163	$5,312	$5,256	$5,256	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the year ended December 31, 2013, the Company determined that all loans modified by the servicer were considered TDRs, as defined under GAAP. A TDR is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the years ended December 31, 2013 and 2012 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDRs, the $4.5 million specific reserve related to TDRs as of December 31, 2013 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.  If there are further modifications, the reduction of the cashflow is reflected in the provision for loan losses.

As of December 31, 2013, there were no loans that were modified in the past twelve months and delinquent on scheduled payments.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2013 and 2012 is presented below.

December 31, 2013
(dollars in thousands)
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$89,687
Senior interest-only	-	-	229,065
Subordinated	-	-	457,569
Subordinated interest-only	-	-	16,571
RMBS transferred to consolidated VIEs	-	-	2,981,571
Agency RMBS	-	1,997,578	-
Derivatives	-	8,095	-

Liabilities:
Derivatives	-	(30,199)	-
Total	$-	$1,975,474	$3,774,463

December 31, 2012
(dollars in thousands)
	Level 1	Level 2	Level 3
Assets:
Non-Agency RMBS
Senior	$-	$-	$88
Senior interest-only	-	-	122,869
Subordinated	-	-	547,794
Subordinated interest-only	-	-	16,253
RMBS transferred to consolidated VIEs	-	-	3,274,204
Agency RMBS	-	1,806,697	-

Liabilities:
Derivatives	-	(53,939)	-
Total	$-	$1,752,758	$3,961,208

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at December 31, 2013 and 2012.

Fair Value Reconciliation, Level 3

	For the Year Ended
	December 31, 2013	December 31, 2012
	(dollars in thousands)
Non-Agency RMBS
Beginning balance Level 3 assets	$3,961,208	$4,088,945
Transfers in to Level 3 assets	-	-
Transfers out of Level 3 assets	-	-
Purchases	317,299	122,509
Principal payments	(475,092)	(516,370)
Sales	(191,436)	(328,261)
Accretion of purchase discounts	106,290	98,804
Gains (losses) included in net income
Other than temporary credit impairment losses	(45,167)	(132,250)
Realized gains (losses) on sales	46,866	48,435
Realized losses on principal write-downs of Non-Agency RMBS	(18,316)	-
Net unrealized gains (losses) on interest-only RMBS	(43,252)	804
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	116,063	578,592
Ending balance Level 3 assets	$3,774,463	$3,961,208

There were no transfers to or from Level 3 for the years ended December 31, 2013 and 2012.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS as of December 31, 2013 and 2012 follows:

	December 31, 2013				December 31, 2012
	Significant Inputs				Significant Inputs
	Weighted				Weighted
	Average			Loss	Average			Loss
	Discount Rate	CPR	CDR	Severity	Discount Rate	CPR	CDR	Severity
	Range				Range
Non-Agency RMBS
Senior	6.4%	1% - 6%	0% - 33%	50% - 85%	7.5%	11% - 11%	0% - 3%	50% - 58%
Senior interest-only	14.4%	1% - 28%	0% - 33%	50% - 85%	13.9%	1% - 25%	0% - 25%	50% - 85%
Subordinated	26.8%	1% - 22%	0% - 38%	50% - 85%	25.9%	1% - 18%	0% - 21%	50% - 85%
Subordinated interest-only	12.7%	2% - 13%	0% - 18%	50% - 73%	13.3%	4% - 11%	0% - 21%	50% - 68%
RMBS transferred to consolidated VIEs	5.3%	1% - 20%	0% - 33%	50% - 85%	5.8%	1% - 15%	0% - 36%	50% - 85%

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

The prepayment speed specifies the percentage of the collateral balance that is expected to prepay at each point in the future. The prepayment speed is based on factors such as collateral FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis and is scaled up or down to reflect recent collateral-specific prepayment experience as obtained from remittance reports and market data services.

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2013 and 2012.

	December 31, 2013
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	783,484	762,550
Repurchase agreements	2	(1,658,561)	(1,660,941)
Securitized debt, collateralized by Non-Agency RMBS	3	(933,732)	(940,712)
Securitized debt, collateralized by loans held for investment	3	(669,981)	(647,628)

	December 31, 2012
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	1,300,131	1,320,696
Repurchase agreements	2	(1,528,025)	(1,531,511)
Securitized debt, collateralized by Non-Agency RMBS	3	(1,336,261)	(1,334,551)
Securitized debt, collateralized by loans held for investment	3	(1,169,710)	(1,194,747)

6.  Repurchase Agreements

The Company had outstanding $1.7 billion and $1.5 billion of repurchase agreements with weighted average borrowing rates of 0.44% and 0.52% and weighted average remaining maturities of 58 days and 56 days as of December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.7 billion and $1.6 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the years ended December 31, 2013 and 2012 were $1.5 billion and $2.1 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At December 31, 2013 and 2012, the repurchase agreements collateralized by Agency RMBS had the following remaining maturities.

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Overnight	$-	$-
1-29 days	644,332	732,809
30 to 59 days	606,945	325,915
60 to 89 days	-	-
90 to 119 days	129,049	211,137
Greater than or equal to 120 days	278,235	258,164
Total	$1,658,561	$1,528,025

At December 31, 2013 and 2012, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

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

At December 31, 2013 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $670.4 million.  The debt matures between the years 2023 and 2042.  At December 31, 2013 the debt carried a weighted average cost of financing equal to 3.31%.  At December 31, 2012 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $1.2 billion.  The debt matures between the years 2023 and 2042.  At December 31, 2012 the debt carried a weighted average cost of financing equal to 3.37%.

At December 31, 2013 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $966.4 million.  The debt matures between the years 2035 and 2047.  At December 31, 2013 the debt carried a weighted average cost of financing equal to 4.26%.  At December 31, 2012 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $1.4 billion.  The debt matures between the years 2035 and 2047.  At December 31, 2012 the debt carried a weighted average cost of financing equal to 4.41%.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at December 31, 2013 and 2012, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Within One Year	$370,250	$658,423
One to Three Years	497,943	793,150
Three to Five Years	264,456	430,993
Greater Than or Equal to Five Years	396,916	555,717
Total	$1,529,565	$2,438,283

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

As of December 31, 2013, the Company’s Consolidated Statements of Financial Condition includes ten consolidated VIEs with $3.8 billion of assets and $1.6 billion of liabilities.  As of December 31, 2012, the Company’s Consolidated Statements of Financial Condition includes ten consolidated VIEs with $4.6 billion of assets and $2.5 billion of liabilities.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The result of consolidation at December 31, 2013 is the inclusion of $3.0 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $783.5 million of securitized loans held for investment, the recognition of $933.7 million of securitized debt associated with Non-Agency RMBS transferred to consolidated VIEs and $670.0 million of securitized debt associated with loans held for investment. In addition, at December 31, 2013 the Company recognized $17.2 million and $5.3 million of accrued interest receivable and accrued interest payable, respectively, of the securitizations.

The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$2,981,571	$3,274,204
Securitized loans held for investment	783,484	1,300,131
Accrued interest receivable	17,173	24,082
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$933,732	$1,336,261
Securitized debt, collateralized by loans held for investment	669,981	1,169,710
Accrued interest payable	5,278	8,358

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented in the table below.

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$371,559	$417,351	$450,996
Interest expense, Non-recourse liabilities of VIEs	(95,229)	(115,880)	(122,917)
Net interest income	$276,330	$301,471	$328,079

Total other-than-temporary impairment losses	(4,170)	$(7,619)	$(113,047)
Portion of loss recognized in other comprehensive income (loss)	(33,749)	(76,699)	(145,512)
Net other-than-temporary credit impairment losses	$(37,919)	$(84,318)	$(258,559)

The amounts recorded on the Consolidated Statements of Cash Flows related to consolidated VIEs is presented in the table below for the periods presented.

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Amortization of deferred financing costs	5,691	8,546	$1,733
Accretion (amortization) of securitized debt discounts/premiums, net	11,981	6,985	12,551
Payment of deferred financing costs	-	(9,488)	-
Proceeds from securitized debt borrowings, collateralized by loans held for investment	-	1,426,983	-
Principal payments, Non-Agency RMBS transferred to consolidated VIE's	466,522	505,779	668,924
Principal payments, Securitized loans held for investment	507,683	477,555	85,526
Payments on securitized debt borrowings, collateralized by loans held for investment	(499,549)	(470,788)	(80,181)
Proceeds from securitized debt borrowings, collateralized by Non-Agency RMBS	-	181,201	310,972
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(414,690)	(481,464)	(645,603)
Decrease (increase) in accrued interest receivable	6,909	2,534	(4,832)
Increase (decrease) in accrued interest payable	(3,080)	228	(1,836)
Net cash provided by/(used in) consolidated VIEs	$81,467	$1,648,071	$347,254

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

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Assets
Non-Agency RMBS
Senior	$59	$68	$72	$85
Senior interest-only	-	75	-	128
Subordinated	-	1,731	581	2,266
Agency RMBS	666	437	1,198	1,001
Total	$725	$2,311	$1,851	$3,480

9.  Derivative Instruments

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps.  The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest (“pay rate”) in exchange for the right to receive a floating rate of interest (“receive rate”) over a specified period of time.  In addition to interest rate swaps, the Company has purchased mortgage options and Treasury futures.  Mortgage options give the Company the right, but not the obligation, to buy or sell mortgage backed securities at a future date for a fixed price.  Treasury futures are derivatives which track the prices of specific Treasury securities and are traded on an active exchange.  It is generally the Company’s policy to close out any Treasury futures positions prior to taking delivery of the underlying security.  The Company has invested in mortgage options and Treasury futures to lock in prices on the purchase or sale of Agency RMBS, to hedge changes in interest rates on its existing portfolio, or to enhance investment returns.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2013 and 2012.

December 31, 2013

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$1,355,000	Derivatives, at fair value, net	$-	Derivatives, at fair value	$(30,199)
Mortgage Options	-	Derivatives, at fair value, net	-	Derivatives, at fair value	-
Treasury Futures	550,000	Derivatives, at fair value, net	8,095	Derivatives, at fair value	-
Total	$1,905,000		$8,095		$(30,199)

December 31, 2012

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$1,355,000	Derivatives, at fair value, net	$-	Derivatives, at fair value	$(53,939)
Total	$1,355,000		$-		$(53,939)

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

		For the Year Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)	December 31, 2013	December 31, 2012	December 31, 2011
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$23,740	$(9,473)	$(34,478)
Interest Rate Swaps	Net realized gains (losses) on derivatives	(21,857)	(20,223)	(15,929)
Mortgage Options	Net unrealized gains (losses) on derivatives	-	-	-
Mortgage Options	Net realized gains (losses) on derivatives	12,115	-	-
Treasury Futures	Net unrealized gains (losses) on derivatives	10,629	-	-
Treasury Futures	Net realized gains (losses) on derivatives	2,029	-	-
Total		$26,656	$(29,696)	$(50,407)

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2013 was 1.81% and the weighted average receive rate was 0.17%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2012 was 1.81% and the weighted average receive rate was 0.21%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2011 was 2.08% and the weighted average receive rate was 0.29%.

Certain of the Company’s interest rate swap and mortgage option contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions.

Certain of the Company’s interest rate swaps are centrally cleared through a registered commodities exchange.  Each of the Company’s ISDAs and central clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements.  The Company is also required to post initial collateral upon execution of certain of its swap transactions.  If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value.  Centrally cleared swaps are fair valued using internal pricing models and compared to the exchange market values. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at December 31, 2013 is approximately $30.2 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”).  Through this agreement, the Company may sell through UBS, as its sales agent, up to 125,000,000 shares of its common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between the Company and UBS.  The Company did not sell any shares of its common stock under the equity distribution agreement during the years ended December 31, 2013 and 2012.

On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”).  The DRSPP provides holders of record of its common stock an opportunity to automatically reinvest all or a portion of their cash distributions received on common stock in additional shares of the Company’s common stock as well as to make optional cash payments to purchase shares of its common stock. Persons who are not already stockholders may also purchase the Company’s common stock under the plan through optional cash payments.  The DRSPP is administered by the Administrator, Computershare. The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC.  There were no shares issued as a part of the DRSPP during the year ended December 31, 2013 due to the suspension of the DRSPP.  During the year ended December 31, 2012 the Company raised $117 thousand by issuing 39,000 shares through the DRSPP.

As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of common stock under the equity distribution agreement or the DRSPP until filings with the SEC have been timely made for a full year.

During the year ended December 31, 2013 the Company declared dividends to common shareholders totaling $575.2 million, or $0.56 per share.  During the year ended December 31, 2012 the Company declared dividends to common shareholders totaling $390.2 million, or $0.38 per share.  During the year ended December 31, 2011 the Company declared dividends to common shareholders totaling $523.5 million, or $0.51 per share.

Earnings per share for the years ended December 31, 2013 and 2012, respectively, are computed as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Numerator:
Net income	$362,686	$327,767	$137,329
Effect of dilutive securities:	-	-	-
Dilutive net income available to stockholders	$362,686	$327,767	$137,329

Denominator:
Weighted average basic shares	1,027,094,379	1,026,831,033	1,026,365,197
Effect of dilutive securities	475,964	668,222	806,190
Weighted average dilutive shares	1,027,570,343	1,027,499,255	1,027,171,387

Net income per average share attributable to common stockholders - Basic	$0.35	$0.32	$0.13
Net income per average share attributable to common stockholders - Diluted	$0.35	$0.32	$0.13

11.  Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the year ended December 31, 2013:

	December 31, 2013
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2012	$989,936	$989,936
OCI before reclassifications	23,807	23,807
Amounts reclassified from AOCI	(22,940)	(22,940)
Net current period OCI	867	867
Balance as of December 31, 2013	$990,803	$990,803

The following table presents the details of the reclassifications from AOCI for the year ended December 31, 2013:

December 31, 2013
(dollars in thousands)

Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income (Loss)
Unrealized gains and losses on available-for-sale securities
	$68,107	Net realized gains (losses) on sales of investments
	(45,167)	Net other-than-temporary credit impairment losses
	$22,940	Income (loss) before income taxes
	-	Income taxes
	$22,940	Net of tax

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to employees of FIDAC and its affiliates and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  As of December 31, 2013 there was $1.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at quarter end.  That cost is expected to be recognized over a period of 4 years. The total fair value of shares vested, less those forfeited, during the years ended December 31, 2013, 2012 and 2011 was $395 thousand, $401 thousand and $443 thousand, respectively, based on the closing price of the stock on the vesting date.  For the years ended December 31, 2013, 2012 and 2011, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $418 thousand, $449 thousand and $451 thousand, respectively.

The Company’s independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company.  Equity based awards granted to the independent directors vest during the year of service.  For the years ended December 31, 2013, 2012 and 2011, the Company recognized $300 thousand, $300 thousand, and $270 thousand of stock based compensation to independent directors, respectively.

The following table presents information with respect to the Company’s restricted stock awards during the years ended December 31, 2013 and 2012:

	For the Year Ended
	December 31, 2013		December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	586,000	17.72	758,400	17.72
Granted	98,688	3.04	111,528	2.69
Vested	(230,779)	17.72	(264,232)	17.72
Forfeited	(69,909)	17.72	(19,696)	17.72
Unvested shares outstanding - end of period	384,000	17.72	586,000	17.72

13.  Income Taxes

For the year ended December 31, 2013, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860.  As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions.  The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS is subject to federal, state, and local taxes.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded income tax expense of $2 thousand, $1 thousand, and $606 thousand, respectively.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the years ended December 31, 2013 and 2012, $0.08 and $0.12 of the income distributed in the form of dividends declares is characterized as a return of capital for federal income tax purposes, respectively.  For the year ended December 31, 2011, all of the income distributed in the form of dividends declared is characterized as ordinary income.

The Company’s effective tax rate differs from its combined federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s 2013, 2012, 2011 and 2010 federal, state and local tax returns remain open for examination.

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

By using derivative instruments and repurchase agreements, the Company is exposed to counterparty credit risk if counterparties to the contracts do not perform as expected. If a counterparty fails to perform on a derivative hedging instrument, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its balance sheet to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty. The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged). If the counterparty fails to perform on a repurchase agreement, the Company is exposed to a loss to the extent that the fair value of collateral pledged exceeds the liability to the counterparty.  The Company attempts to minimize counterparty credit risk by evaluating and monitoring the counterparty’s credit, executing master netting arrangements and obtaining collateral, and executing contracts and agreements with multiple counterparties to reduce exposure to a single counterparty, where appropriate.

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition.  The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2013 and 2012.  The Company has no financial instruments subject to master netting arrangements, or similar arrangements, in an asset position on a gross basis.

	December 31, 2013
	(dollars in thousands)

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Repurchase agreements	$(1,658,561)	$-	$(1,658,561)	$1,737,381	$-	$78,820
Interest Rate Swaps	(30,199)	-	(30,199)	39,470	-	9,271
Mortgage Options	-	-	-	-	-	-
Treasury Futures	10,629	(2,534)	8,095	-	-	8,095
Total Liabilities	$(1,678,131)	$(2,534)	$(1,680,665)	$1,776,851	$-	$96,186

	December 31, 2012
	(dollars in thousands)

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Repurchase Agreements	$(1,528,025)	$-	$(1,528,025)	$1,604,560	$-	$76,535
Interest Rate Swaps	(53,939)	-	(53,939)	$60,382	-	6,443
Total Liabilities	$(1,581,964)	$-	$(1,581,964)	$1,664,942	$-	$82,978

15.  Management Agreement and Related Party Transactions

Because of the Restatement Filing (as defined below) the Company entered into a management agreement with FIDAC, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  In 2011 and through November 28, 2012, the Company paid FIDAC a quarterly management fee equal to 1.50% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.  Effective November 28, 2012, the management fee was reduced to 0.75% per annum of gross Stockholders’ Equity, which reduction will remain in effect until the Company is current on all of its filings required under applicable securities laws.

Management fees accrued and paid to FIDAC for the years ended December 31, 2013, 2012 and 2011 were $26.0 million, $49.5 million and $52.0 million, respectively.

Under the management agreement, the Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the year ended December 31, 2013, 2012 and 2011, the Company reimbursed FIDAC approximately $493 thousand, $447 thousand and $625 thousand for such expenses, respectively.

The Company and FIDAC amended the management agreement on March 8, 2013.  In the amendment, the reduction in the management fee was memorialized.  In addition,  FIDAC agreed to pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for the years ended December 31, 2013 and 2012 is $6.8 million and $4.7 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.

The amended management agreement is automatically renewed for a one-year term on each anniversary date, although two-thirds of the independent directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly or its affiliates) may elect to terminate the management agreement upon 30 days notice at any time in their sole discretion without the payment of a termination fee.  The amendment also provides that the Company may terminate the management agreement effective immediately if (i) FIDAC engages in any act of fraud, misappropriation of funds, or embezzlement against the Company, (ii) there is an event of any gross negligence on the part of FIDAC in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to FIDAC’s bankruptcy or insolvency, (iv) there is a dissolution of FIDAC, or (v) FIDAC is convicted of (including a plea of nolo contendere) a felony.

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the years ended December 31, 2013, 2012 and 2011, fees paid to RCAP were $145 thousand, $137 thousand and $162 thousand, respectively.

During the years ended December 31, 2013 and 2012, 140,000 shares and 172,000 shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.

16.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure as of December 31, 2013 and 2012.

17.  Subsequent Events

The Board of Directors declared and paid a common stock cash dividend of $0.09 per common share for the first quarter of 2014. The Board of Directors has also determined that there will be a quarterly dividend of $0.09 per share for the second, third and fourth quarters of 2014.  As of March 31, 2014, the Company has sold all of its interests in CSMC 2010-12R for approximately $580 million.  A portion of the proceeds of this sale were invested in other Non-Agency RMBS securities and the remainder was invested in Agency RMBS securities.  Also, subsequent to March 31, 2014, the Company increased its Agency portfolio by approximately $4 billion, financed primarily by repurchase agreements. From time to time, the Company may add to its Agency and Non-Agency portfolio and may increase leverage to increase net interest income.

18.  Summarized Quarterly Results (Unaudited) and Immaterial Restatements

In the 2012 Form 10-K as filed, the Company corrected amounts previously reported in Total other-than-temporary impairments (“OTTI”) losses and the Portion of loss recognized in other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) as the previous presentation was reported on a cumulative basis. The current presentation reflects only that portion of Total other-than-temporary impairments loss and the Portion of loss recognized in other comprehensive income (loss) that is incremental for the reporting period by giving consideration to both the credit and portions of OTTI reported in Other comprehensive income (loss) and recognized in prior periods. For the years ended December 31, 2011, the previously reported Total other-than-temporary impairments losses of $418.1 million was reduced by $176.2 million.  This change was fully offset by an adjustment to the previously reported Portion of loss recognized in other comprehensive income (loss) of $61.0 million.  The corrections had no impact on any previously reported Net other-than-temporary credit impairment losses, Net income (loss), Other comprehensive income (loss), Net income (loss) per share available to common shareholders or Consolidated Statements of Cash Flows.

In the Company’s 2012 Form 10-Q, for the period ending March 31, 2012, the Company did not present total OTTI correctly when total cumulative credit losses are greater than total OTTI in the Consolidated Statements of Operations and Comprehensive Income (Loss). Total OTTI losses should be reported net of unrealized gains on a security when they occur in the same period as a credit loss. The previously reported total OTTI and portion of loss recognized in OCI for three month period ending March 31, 2012 of $57.0 million and $8.6 million, respectively, were reduced by $24.9 million.  Additionally, the Company noted an error in the presentation of reclassification items within Comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarter ended March 31, 2012.  This error would result in a reduction of $47.1 million between Unrealized gains (losses) on available-for-sale securities, net, an increase in Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses of $62.6 million and a reduction in Reclassification adjustment for net realized losses (gains) included in net income (loss) of $15.5 million.  These adjustments are solely between the components of Accumulated other comprehensive income (loss) and have no impact on Total stockholders’ equity.  The errors noted related to the financial statements for the period ended March 31, 2012 will be corrected in the Company’s future filings that presents such information. The fiscal year ended December 31, 2012 reflects the correction of the March 31, 2012 errors.  The correction had no impact on any previously reported Net other-than-temporary credit impairment losses, Net income (loss), Other comprehensive income (loss), Net income (loss) per share available to common shareholders or Consolidated Statements of Cash Flows.

The following is a presentation of the results of operations for the quarters ended December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013.

	For the Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$128,062	$130,361	$127,565	$125,795
Less interest expense	(21,485)	(25,074)	(26,611)	(28,829)
Net interest income (expense)	106,577	105,287	100,954	96,966
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,147)	(2,209)	-	-
Portion of loss recognized in other comprehensive income (loss)	(20,402)	(14,246)	-	(6,163)
Net other-than-temporary credit impairment losses	(22,549)	(16,455)	-	(6,163)
Net gains (losses) on derivatives	22,361	(3,364)	7,787	(128)
Net unrealized gains (losses) on interest-only RMBS	(2,416)	(27,874)	(12,974)	(1,013)
Net realized gains (losses) on sales of investments	(4,832)	18,816	54,117	6
Total other expenses	8,514	9,043	6,677	9,865
Net income (loss)	$72,311	$67,367	$143,207	$79,801
Net income (loss) per share-basic and diluted	$0.06	$0.07	$0.14	$0.08

The following is a presentation of the results of operations for the quarters ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012.  The amounts below reflect the impact of the immaterial restatement as described above.

	For the Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$133,552	$144,696	$161,524	$149,668
Less interest expense	(33,874)	(34,356)	(21,953)	(36,375)
Net interest income (expense)	99,678	110,340	139,571	113,293
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(368)	(2,713)	(12,474)	(32,077)
Portion of loss recognized in other comprehensive income (loss)	(7,817)	(7,301)	(53,213)	(16,287)
Net other-than-temporary credit impairment losses	(8,185)	(10,014)	(65,687)	(48,364)
Net gains (losses) on derivatives	(199)	(9,725)	(16,186)	(3,586)
Net unrealized gains (losses) on interest-only RMBS	811	(15,393)	(2,532)	17,947
Net gains (losses) on embedded derivatives in interest-only RMBS	-	-	-	-
Net realized gains (losses) on sales of investments	1	69,155	-	16,010
Total other expenses	13,422	16,295	14,385	15,065
Net income (loss)	$78,685	$128,068	$40,781	$80,233
Net income (loss) per share-basic and diluted	$0.08	$0.12	$0.04	$0.08

The following is a presentation of the results of operations for the quarters ended December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011.  The amounts below reflect the impact of the immaterial restatement as described above.

	For the Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$167,541	$185,581	$179,859	$172,043
Less interest expense	(30,696)	(32,792)	(35,793)	(35,577)
Net interest income (expense)	136,845	152,789	144,066	136,466
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(80,038)	(78,950)	(57,926)	(25,048)
Portion of loss recognized in other comprehensive income (loss)	(31,154)	(71,610)	(4,244)	(8,135)
Net other-than-temporary credit impairment losses	(111,192)	(150,560)	(62,170)	(33,183)
Net gains (losses) on derivatives	(3,782)	(29,812)	(23,797)	6,984
Net unrealized gains (losses) on interest-only RMBS	(12,934)	(17,600)	11,883	4,106
Net realized gains (losses) on sales of investments	52,566	58	(913)	2,642
Total other expenses	18,794	15,082	14,972	15,679
Net income (loss)	$42,748	$(60,036)	$53,979	$100,638
Net income (loss) per share-basic and diluted	$0.04	$(0.06)	$0.05	$0.10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CHIMERA INVESTMENT CORPORATION

By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
June 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	June 4, 2014
Matthew Lambiase

/s/ Robert Colligan	Chief Financial Officer (Principal Financial and Accounting Officer)	June 4, 2014
Robert Colligan

/s/ Mark Abrams	Director	June 4, 2014
Mark Abrams

/s/ Paul A. Keenan	Director	June 4, 2014
Paul A. Keenan

/s/ Paul Donlin	Director	June 4, 2014
Paul Donlin

/s/ Gerard Creagh	Director	June 4, 2014
Gerard Creagh

/s/ Dennis Mahoney	Director	June 4, 2014
Dennis Mahoney

/s/ John P. Reilly	Director	June 4, 2014
John P. Reilly

S-1