Form 10-Q
period 2014-03-31
CHIMERA INVESTMENT CORP
filed 2014-07-01
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2014

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at June 30, 2014
Common Stock, $.01 par value	1,027,509,949

CHIMERA INVESTMENT CORPORATION
FORM 10-Q

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	March 31, 2014 (Unaudited)	December 31, 2013 (1)
Assets:
Cash and cash equivalents	$40,602	$77,629
Non-Agency RMBS, at fair value
Senior	187,095	89,687
Senior interest-only	258,803	229,065
Subordinated	474,786	457,569
Subordinated interest-only	16,018	16,571
Agency RMBS, at fair value
Pass-through	1,868,413	1,954,796
Interest-only	42,936	42,782
Receivable for investments sold	88,536	253,541
Accrued interest receivable	15,325	15,821
Other assets	11,910	8,297
Derivatives, at fair value, net	3,620	8,095
Subtotal	3,008,044	3,153,853
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	2,935,051	2,981,571
Securitized loans held for investment, net of allowance for loan losses of $9 million, respectively	748,138	783,484
Accrued interest receivable	15,797	17,173
Subtotal	3,698,986	3,782,228
Total assets	$6,707,030	$6,936,081

Liabilities:
Repurchase agreements, Agency RMBS ($1.7 billion pledged as collateral, respectively)	$1,561,920	$1,658,561
Payable for investments purchased	176,152	-
Accrued interest payable	1,867	1,397
Dividends payable	92,454	297,904
Accounts payable and other liabilities	1,625	1,861
Investment management fees and expenses payable to affiliate	5,364	5,658
Derivatives, at fair value	26,802	30,199
Subtotal	1,866,184	1,995,580
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, collateralized by Non-Agency RMBS ($2.9 billion and $3.0 billion pledged as collateral, respectively)	828,663	933,732
Securitized debt, collateralized by loans held for investment ($735 million and $763 million pledged as collateral, respectively)	637,190	669,981
Accrued interest payable	4,843	5,278
Subtotal	1,470,696	1,608,991
Total liabilities	$3,336,880	$3,604,571

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,588,342 and 1,027,626,237 shares issued and outstanding, respectively	10,273	10,272
Additional paid-in-capital	3,605,306	3,605,241
Accumulated other comprehensive income (loss)	1,021,463	990,803
Retained earnings (accumulated deficit)	(1,266,892)	(1,274,806)
Total stockholders' equity	$3,370,150	$3,331,510
Total liabilities and stockholders' equity	$6,707,030	$6,936,081
(1) Derived from the audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended
	March 31, 2014	March 31, 2013
Net Interest Income:
Interest income	$35,456	$29,067
Interest expense	(1,726)	(1,833)

Interest income, Assets of consolidated VIEs	85,211	96,728
Interest expense, Non-recourse liabilities of consolidated VIEs	(20,699)	(26,996)
Net interest income (expense)	98,242	96,966
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(400)	-
Portion of loss recognized in other comprehensive income (loss)	(1,134)	(6,163)
Net other-than-temporary credit impairment losses	(1,534)	(6,163)

Other gains (losses):
Net unrealized gains (losses) on derivatives	(2,198)	5,402
Net realized gains (losses) on derivatives	(5,748)	(5,530)
Net gains (losses) on derivatives	(7,946)	(128)
Net unrealized gains (losses) on interest-only RMBS	15,010	(1,013)
Net realized gains (losses) on sales of investments	8,377	6
Loss on Extinguishment of Debt	(2,184)	-
Total other gains (losses)	13,257	(1,135)
Net investment income (loss)	109,965	89,668

Other expenses:
Management fees	6,221	6,449
Expense recoveries from Manager	(681)	(1,855)
Net management fees	5,540	4,594
Provision for loan losses, net	319	424
General and administrative expenses	3,736	4,847
Total other expenses	9,595	9,865
Income (loss) before income taxes	100,370	79,803
Income taxes	2	2
Net income (loss)	$100,368	$79,801

Net income (loss) per share available to common shareholders:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

Weighted average number of common shares outstanding:
Basic	1,027,262,613	1,027,009,515
Diluted	1,027,588,763	1,027,595,515

Dividends declared per share of common stock	$0.09	$0.09

Comprehensive income (loss):
Net income (loss)	$100,368	$79,801
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	37,503	117,594
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	1,534	6,163
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(8,377)	(6)
Other comprehensive income (loss)	30,660	123,751
Comprehensive income (loss)	$131,028	$203,552

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2012	$10,268	$3,604,554	$989,936	$(1,062,279)	$3,542,479
Net income (loss)	-	-	-	79,801	79,801
Unrealized gains (losses) on available-for-sale securities, net	-	-	117,594	-	117,594
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	6,163	-	6,163
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(6)	-	(6)
Proceeds from restricted stock grants	2	73	-	-	75
Common dividends declared, $0.09 per share	-	-	-	(92,433)	(92,433)
Balance, March 31, 2013	$10,270	$3,604,627	$1,113,687	$(1,074,911)	$3,653,673

Balance, December 31, 2013	$10,272	$3,605,241	$990,803	$(1,274,806)	$3,331,510
Net income (loss)	-	-	-	100,368	100,368
Unrealized gains (losses) on available-for-sale securities, net	-	-	37,503	-	37,503
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	1,534	-	1,534
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(8,377)	-	(8,377)
Proceeds from restricted stock grants	1	65	-	-	66
Common dividends declared, $0.09 per share	-	-	-	(92,454)	(92,454)
Balance, March 31, 2014	$10,273	$3,605,306	$1,021,463	$(1,266,892)	$3,370,150
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities:
Net income (loss)	$100,368	$79,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(19,791)	(19,052)
Amortization of deferred financing costs	490	2,114
Accretion (amortization) of securitized debt discounts/premiums, net	2,423	1,813
Net unrealized losses (gains) on derivatives	2,198	(5,402)
Net realized losses (gains) on option contracts settled	308	-
Net unrealized losses (gains) on interest-only RMBS	(15,010)	1,013
Net realized losses (gains) on sales of investments	(8,377)	(6)
Net other-than-temporary credit impairment losses	1,534	6,163
Loss on extinguishment of debt	2,184
Provision for loan losses, net	319	424
Equity-based compensation expense	66	75
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	4,674	2,857
Decrease (increase) in other assets	(6,862)	109
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(236)	1,199
Increase (decrease) in investment management fees and expenses payable to affiliate	(294)	(4,228)
Increase (decrease) in accrued interest payable, net	35	(477)
Net cash provided by (used in) operating activities	$64,029	$66,403
Cash Flows From Investing Activities:
Agency RMBS portfolio:
Purchases	$(17,613)	$(1,694)
Sales	397,572	182
Principal payments	60,367	158,360
Non-Agency RMBS portfolio:
Purchases	(136,525)	(5,730)
Sales	16,234	-
Principal payments	6,868	829
Non-Agency RMBS transferred to consolidated VIEs:
Principal payments	74,826	105,550
Securitized loans held for investment:
Principal payments	34,002	211,439
Net cash provided by (used in) investing activities	$435,731	$468,936
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$1,894,296	$1,686,498
Payments on repurchase agreements	(1,990,937)	(1,794,148)
Payments on securitized debt borrowings, collateralized by loans held for investment	(32,993)	(209,430)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(53,177)	(97,455)
Repurchase of securitized debt borrowings, collateralized by Non-Agency RMBS	(56,072)	-
Common dividends paid	(297,904)	(92,431)
Net cash provided by (used in) financing activities	$(536,787)	$(506,966)
Net increase (decrease) in cash and cash equivalents	$(37,027)	$28,373
Cash and cash equivalents at beginning of period	77,629	621,153
Cash and cash equivalents at end of period	$40,602	$649,526

Supplemental disclosure of cash flow information:
Interest received	$102,748	$109,600
Interest paid	$19,477	$25,380
Management fees and expenses paid to affiliate	$6,515	$10,677

Non-cash investing activities:
Receivable for investments sold	$88,536	$-
Payable for investments purchased	$176,152	$-
Net change in unrealized gain (loss) on available-for sale securities	$30,660	$123,751

Non-cash financing activities:
Common dividends declared, not yet paid	$92,454	$92,433

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

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at March 31, 2014 and December 31, 2013.

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

(e) Interest-Only RMBS

The Company invests in IO Agency and Non-Agency RMBS strips ("IO RMBS strips").  IO RMBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company has elected the fair value option to account for IO RMBS strips to simplify the reporting of changes in fair value.  The IO RMBS strips are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Interest income on IO RMBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium or discount is calculated in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on interest-only RMBS on the Consolidated Statement of Operations and Comprehensive Income (Loss).  Included in Non-Agency RMBS transferred to VIEs, at fair value on the Consolidated Statements of Financial Condition are IO RMBS strips carried at fair value with changes in fair value reflected in earnings of $12 million as of March 31, 2014 and December 31, 2013.  Total Interest income reported on IO securities was $10 million and $4 million for the three months ended March 31, 2014 and 2013, respectively.

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

(h) Repurchase Agreements

The Company finances the acquisition of a significant portion of its Agency mortgage-backed securities with repurchase agreements. The Company has evaluated each agreement and has determined that each of the repurchase agreements be accounted for as secured borrowings. None of the Company’s repurchase agreements are accounted for as components of linked transactions. As a result, the Company separately accounts for the financial assets posted as collateral and related repurchase agreements in the accompanying consolidated financial statements.

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

The Company elects to net by counterparty the fair value of its derivative contracts when appropriate.  These contracts contain legally enforceable provisions that allow for netting or setting off of all individual swaps receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are reported net by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any cash collateral exchanged as part of the interest rate swap contracts.

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

(m) Income Taxes

The Company has elected to be taxed as a REIT and intends to comply with the provision of the Code, with respect thereto.  Accordingly, the Company will not be subject to federal, state or local income tax to the extent that qualifying distributions are made to stockholders and as long as certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost. The Company, CIM Trading and CIM Funding TRS made joint elections to treat CIM Trading and CIM Funding TRS as TRS's. As such, CIM Trading and CIM Funding TRS are taxable as domestic C corporations and subject to federal, state, and local income taxes based upon their respective taxable income.

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination.  The Company does not have any unrecognized tax benefits that would affect its financial position or require disclosure.  No accruals for penalties and interest were necessary as of March 31, 2014 or 2013.

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

Transfers and Servicing (Subtopic 860)

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.  The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements.  The ASU defines a repurchase-to-maturity transaction as a repo that (1) settles at the maturity of the transferred financial asset and (2) does not require the transferor to reacquire the transferred financial asset.   In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions.  The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.  The guidance in this update will be effective for the Company beginning January 1, 2015.  As of March 31, 2014, the Company does not have any repurchase-to-maturity transactions or any linked repurchase financing transactions, therefore, the Company expects that this standard will impact disclosures only and will not have a significant impact on the consolidated financial statements of the Company.

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, subordinated IO, and Non-Agency RMBS transferred to consolidated VIEs.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the reporting date.  The total fair value of the Non-Agency RMBS that are held by consolidated re-securitization trusts was $2.9 billion and $3.0 billion at March 31, 2014 and December 31, 2013, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of March 31, 2014 and December 31, 2013, by asset class.

March 31, 2014
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$265,883	$-	$(85,764)	$180,119	$187,095	$6,976	$-	$6,976
Senior interest-only	6,571,076	299,486	-	299,486	258,803	16,380	(57,063)	(40,683)
Subordinated	815,296	-	(475,929)	339,367	474,786	136,072	(653)	135,419
Subordinated interest-only	269,946	13,899	-	13,899	16,018	2,517	(398)	2,119
RMBS transferred to consolidated variable interest entities ("VIEs")	3,805,867	7,830	(1,700,029)	2,034,782	2,935,051	900,269	-	900,269
Agency RMBS
Pass-through	1,793,785	91,882	-	1,885,667	1,868,413	21,269	(38,523)	(17,254)
Interest-only	226,023	42,426	-	42,426	42,936	1,358	(848)	510
Total	$13,747,876	$455,523	$(2,261,722)	$4,795,746	$5,783,102	$1,084,841	$(97,485)	$987,356

December 31, 2013
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$128,217	$-	$(39,395)	$88,822	$89,687	$974	$(109)	$865
Senior interest-only	5,742,781	283,271	-	283,271	229,065	11,802	(66,008)	(54,206)
Subordinated	830,632	-	(490,400)	340,232	457,569	119,233	(1,896)	117,337
Subordinated interest-only	274,462	14,666	-	14,666	16,571	2,483	(578)	1,905
RMBS transferred to consolidated variable interest entities ("VIEs")	3,912,376	7,490	(1,763,401)	2,075,628	2,981,571	905,943	-	905,943
Agency RMBS
Pass-through	1,898,131	90,843	(5,004)	1,983,970	1,954,796	23,320	(51,494)	(29,174)
Interest-only	247,344	43,766	-	43,766	42,782	332	(1,316)	(984)
Total	$13,033,943	$440,036	$(2,298,200)	$4,830,355	$5,772,041	$1,063,087	$(121,401)	$941,686

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Balance at beginning of period	$1,794,577	$2,107,387
Purchases	24,289	-
Accretion	(77,285)	(85,935)
Reclassification (to) from non-accretable difference	(13,980)	(6,632)
Sales	(1,126)	(31)
Balance at end of period	$1,726,475	$2,014,789

The table below presents the outstanding principal balance and related amortized cost at March 31, 2014 and December 31, 2013 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	March 31, 2014	December 31, 2013
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,949,664	$4,508,475
End of period	$3,936,908	$3,949,664

Amortized cost:
Beginning of period	$2,027,738	$2,268,751
End of period	$2,043,076	$2,027,738

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

March 31, 2014
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$-	$-	-	$-	$-	-	$-	$-	-
Senior interest-only	128,963	(29,579)	54	44,391	(27,484)	28	173,354	(57,063)	82
Subordinated	-	-	-	11,486	(653)	2	11,486	(653)	2
Subordinated interest-only	1,448	(398)	3	-	-	-	1,448	(398)	3
RMBS transferred to consolidated VIEs	-	-	-	-	-	-	-	-	-
Agency RMBS
Pass-through	913,213	(38,523)	22	-	-	-	913,213	(38,523)	22
Interest-only	12,002	(601)	2	367	(247)	1	12,369	(848)	3
Total	$1,055,626	$(69,101)	81	$56,244	$(28,384)	31	$1,111,870	$(97,485)	112

December 31, 2013
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$28,163	$(109)	3	$-	$-	-	$28,163	$(109)	3
Senior interest-only	119,913	(35,252)	54	45,167	(30,756)	28	165,080	(66,008)	82
Subordinated	-	-	-	17,661	(1,896)	2	17,661	(1,896)	2
Subordinated interest-only	1,062	(578)	2	-	-	-	1,062	(578)	2
RMBS transferred to consolidated\ VIEs	-	-	-	-	-	-	-	-	-
Agency RMBS
Pass-through	1,126,881	(51,494)	30	-	-	-	1,126,881	(51,494)	30
Interest-only	22,246	(1,018)	4	491	(298)	3	22,737	(1,316)	7
Total	$1,298,265	$(88,451)	93	$63,319	$(32,950)	33	$1,361,584	$(121,401)	126

At March 31, 2014, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2014.

Gross unrealized losses on the Company’s Agency RMBS were $39 million and $53 million at March 31, 2014 and December 31, 2013, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2014 and December 31, 2013, unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding IO Agency and Non-Agency RMBS strips which are accounted for under the fair value option with changes in fair value recorded in earnings) were $1 million and $2 million at March 31, 2014 and December 31, 2013, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the three months ended March 31, 2014 and 2013 is presented below.

	March 31, 2014	March 31, 2013
	(dollars in thousands)
Total other-than-temporary impairment losses	$(400)	$-
Portion of loss recognized in other comprehensive income (loss)	(1,134)	(6,163)
Net other-than-temporary credit impairment losses	$(1,534)	$(6,163)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Cumulative credit loss beginning balance	$524,432	$510,089
Additions:
Other-than-temporary impairments not previously recognized	1,534	712
Reductions for securities sold during the period	(1,670)	(359)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	-	5,451
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(2,813)	(1,947)
Cumulative credit loss ending balance	$521,483	$513,946

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Quarter Ended
	March 31, 2014	March 31, 2013
Loss Severity
Weighted Average	72%	45%
Range	43% - 80%	41% - 69%

60+ days delinquent
Weighted Average	36%	16%
Range	17% - 47%	0% - 34%

Credit Enhancement (1)
Weighted Average	8%	10%
Range	0% - 14%	0% - 48%

3 Month CPR
Weighted Average	11%	18%
Range	10% - 11%	0% - 25%

12 Month CPR
Weighted Average	12%	20%
Range	11% - 19%	9% - 35%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at March 31, 2014 and December 31, 2013.  IO RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying principal balance of specific securities.  At March 31, 2014, IO RMBS had a net unrealized loss of $34 million and had an amortized cost of $364 million.  At December 31, 2013, IO RMBS had a net unrealized loss of $49 million and had an amortized cost of $349 million. The fair value of IOs at March 31, 2014 and December 31, 2013 was $330 million, and $300 million, respectively. All changes in fair value of IOs are reflected in Net income (loss).

March 31, 2014
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$6,976	$-	$6,976	$-	$-	$-
Senior interest-only	-	16,380	16,380	1	(57,064)	(57,063)
Subordinated	136,072	-	136,072	(653)	-	(653)
Subordinated interest-only	-	2,517	2,517	-	(398)	(398)
RMBS transferred to consolidated VIEs	896,321	3,948	900,269	-	-	-
Agency RMBS
Pass-through	21,269	-	21,269	(38,523)	-	(38,523)
Interest-only	-	1,358	1,358	-	(848)	(848)
Total	$1,060,638	$24,203	$1,084,841	$(39,175)	$(58,310)	$(97,485)

December 31, 2013
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$974	$-	$974	$(109)	$-	$(109)
Senior interest-only	-	11,802	11,802	-	(66,008)	(66,008)
Subordinated	119,233	-	119,233	(1,896)	-	(1,896)
Subordinated interest-only	-	2,483	2,483	-	(578)	(578)
RMBS transferred to consolidated VIEs	901,773	4,170	905,943	-	-	-
Agency RMBS
Pass-through	22,320	-	22,320	(51,494)	-	(51,494)
Interest-only	2	330	332	-	(1,316)	(1,316)
Total	$1,044,302	$18,785	$1,063,087	$(53,499)	$(67,902)	$(121,401)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$265,883	$67.74	$70.37	1.3%	5.6%
Senior, interest only	$6,571,076	$4.56	$3.94	1.3%	13.6%
Subordinated	$815,296	$41.62	$58.23	3.0%	12.5%
Subordinated, interest only	$269,946	$5.15	$5.93	1.7%	8.8%
RMBS transferred to consolidated variable interest entities	$3,805,867	$54.60	$78.75	4.6%	16.2%
Agency Mortgage-Backed Securities
Pass-through	$1,793,785	$105.12	$106.55	3.6%	3.2%
Interest-only	$226,023	$18.77	$19.00	3.3%	6.7%

(1) Bond Equivalent Yield at period end.

	December 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$128,217	$69.27	$69.95	1.4%	5.9%
Senior, interest only	$5,742,781	$4.93	$3.99	1.4%	17.2%
Subordinated	$830,632	$40.96	$55.09	2.9%	13.5%
Subordinated, interest only	$274,462	$5.34	$6.04	1.7%	9.0%
RMBS transferred to consolidated variable interest entities	$3,912,376	$54.17	$77.82	4.7%	15.8%
Agency Mortgage-Backed Securities
Pass-through	$1,898,131	$104.52	$105.24	3.6%	3.3%
Interest-only	$247,344	$17.69	$17.30	3.2%	5.3%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
AAA	0.85%	0.00%
AA	0.47%	0.71%
A	0.00%	0.01%
BBB	0.38%	0.00%
BB	1.69%	1.38%
B	3.61%	4.26%
Below B or not rated	93.00%	93.64%
Total	100.00%	100.00%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at March 31, 2014 and December 31, 2013 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

March 31, 2014
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$4,676	$19,453	$102,086	$60,880	$187,095
Senior interest-only	728	97,688	119,845	40,542	258,803
Subordinated	3,206	33,281	299,568	138,731	474,786
Subordinated interest-only	-	-	9,531	6,487	16,018
RMBS transferred to consolidated VIEs	-	307,248	1,838,344	789,459	2,935,051
Agency RMBS
Pass-through	-	-	1,868,413	-	1,868,413
Interest-only	-	569	16,044	26,323	42,936
Total fair value	$8,610	$458,239	$4,253,831	$1,062,422	$5,783,102
Amortized cost
Non-Agency RMBS
Senior	$4,510	$18,171	$98,498	$58,940	$180,119
Senior interest-only	1,221	114,807	136,528	46,930	299,486
Subordinated	2,695	25,916	220,152	90,604	339,367
Subordinated interest-only	-	-	9,358	4,541	13,899
RMBS transferred to consolidated VIEs	-	233,613	1,246,598	554,571	2,034,782
Agency RMBS
Pass-through	-	-	1,885,667	-	1,885,667
Interest-only	-	763	16,338	25,325	42,426
Total amortized cost	$8,426	$393,270	$3,613,139	$780,911	$4,795,746

December 31, 2013
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$29,283	$60,404	$-	$89,687
Senior interest-only	376	103,688	96,968	28,033	229,065
Subordinated	3,359	63,177	321,333	69,700	457,569
Subordinated interest-only	-	-	14,862	1,709	16,571
RMBS transferred to consolidated VIEs	5,724	276,752	1,986,879	712,216	2,981,571
Agency RMBS
Pass-through	-	20,375	1,808,346	126,075	1,954,796
Interest-only	54	636	42,092	-	42,782
Total fair value	$9,513	$493,911	$4,330,884	$937,733	$5,772,041
Amortized cost
Non-Agency RMBS
Senior	$-	$28,900	$59,922	$-	$88,822
Senior interest-only	1,017	131,159	117,008	34,087	283,271
Subordinated	2,877	50,483	243,350	43,522	340,232
Subordinated interest-only	-	-	13,344	1,322	14,666
RMBS transferred to consolidated VIEs	4,744	211,925	1,356,981	501,978	2,075,628
Agency RMBS
Pass-through	-	18,608	1,837,611	127,751	1,983,970
Interest-only	122	825	42,819	-	43,766
Total amortized cost	$8,760	$441,900	$3,671,035	$708,660	$4,830,355

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the current weighted average FICO scores between 585 and 700.  At March 31, 2014 and December 31, 2013, 97% of the Non-Agency RMBS collateral was Alt-A, respectively.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
Weighted average maturity (years)		23.8		24.1
Weighted average amortized loan to value (1)		69.1%		69.4%
Weighted average FICO (2)		709		710
Weighted average loan balance (in thousands)		$367.0		$385.0
Weighted average percentage owner occupied		83.8%		84.0%
Weighted average percentage single family residence		65.3%		65.4%
Weighted average current credit enhancement		1.6%		1.6%
Weighted average geographic concentration of top five states	CA	33.4%	CA	33.4%
	FL	8.8%	FL	9.1%
	NY	7.8%	NY	7.1%
	NJ	3.0%	NJ	3.0%
	MD	2.5%	MD	2.7%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2014 and December 31, 2013.

Origination Year	March 31, 2014	December 31, 2013
1999	0.6%	0.0%
2000	0.5%	0.6%
2001	1.1%	1.2%
2002	0.7%	1.0%
2003	1.0%	1.4%
2004	3.6%	3.6%
2005	20.1%	17.8%
2006	32.0%	32.2%
2007	37.6%	40.1%
2008	1.9%	2.1%
2013	0.9%	0.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income.  The proceeds and gross realized gains and gross realized losses from sales of investments for the three months ended March 31, 2014 and 2013 are as follows:

	For the Quarter Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Proceeds from sales	$100,256	$182

Gross realized gains	8,469	9
Gross realized losses	(92)	(3)
Net realized gain	$8,377	$6

4.  Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.  The securitized loans held for investment are carried at their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses. The following table provides a summary of the changes in the carrying value of securitized loans held for investment at March 31, 2014 and December 31, 2013:

	For the Quarter Ended	For the Year Ended
	March 31, 2014	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$783,484	$1,300,131
Purchases	-	-
Principal paydowns	(34,002)	(507,683)
Net periodic amortization (accretion)	(1,025)	(10,763)
Change to loan loss provision	(319)	1,799
Balance, end of period	$748,138	$783,484

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Securitized loans, at amortized cost	$757,155	$792,547
Less: allowance for loan losses	9,017	9,063
Securitized loans held for investment	$748,138	$783,484

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 40% were originated during 2012, 38% were originated during 2011, 7% during 2010, and the remaining 15% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	March 31, 2014		December 31, 2013
Number of loans		1,011		1,053
Weighted average maturity (years)		27.1		27.3
Weighted average loan to value (1)		71.7%		71.7%
Weighted average FICO (2)		766		766
Weighted average loan balance (in thousands)		$733.6		$737.0
Weighted average percentage owner occupied		94.9%		94.7%
Weighted average percentage single family residence		70.2%		70.0%
Weighted average geographic concentration of top five states	CA	34.6%	CA	34.7%
	VA	5.7%	VA	5.6%
	NY	5.3%	NY	5.5%
	NJ	5.2%	NJ	5.1%
	TX	4.7%	TX	4.9%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2013	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$9,063	$11,624
Provision for loan losses	319	(1,799)
Charge-offs	(365)	(762)
Balance, end of period	$9,017	$9,063

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at March 31, 2014 and December 31, 2013 was $4 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at March 31, 2014 and December 31, 2013 was $5 million, respectively.

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $25 million and $26 million at March 31, 2014 and December 31, 2013, respectively.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at March 31, 2014 and December 31, 2013 was $18 million and $19 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $716 million and $750 million at March 31, 2014 and December 31, 2013, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at March 31, 2014 and December 31, 2103 was $730 million and $765 million, respectively.  Interest income on impaired loans is not significant.

The following table summarizes the outstanding principal balance of loans 30 days delinquent and greater as reported by the servicer at March 31, 2014 and December 31, 2013.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
March 31, 2014	$3,166	$1,530	$2,228	$473	$4,222	$1,995	$13,614
December 31, 2013	$999	$570	$2,087	$473	$7,530	$1,179	$12,838

With the exception of its ability to approve certain loan modifications, the Company is not involved with the servicing or modification of loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the quarters ended March 31, 2014 and 2013.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre- modification)	Unpaid Principal Balance of Modified Loans (Post- modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
Quarter Ended
March 31, 2014	1	$671	$760	$710	$710	$0
March 31, 2013	3	$2,349	$2,358	$2,248	$2,248	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the quarter ended March 31, 2014, the Company determined that all loans modified by the servicer were considered TDRs, as defined under GAAP. A TDR is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the quarters ended March 31, 2014 and 2013 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDRs, the $5 million specific reserve related to TDRs as of March 31, 2014 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.  If there are further modifications, the reduction of the cashflow is reflected in the provision for loan losses.

As of March 31, 2014, there were no loans that were modified in the past twelve months and delinquent on scheduled payments.

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

A description of the methodologies utilized by the Company to estimate the fair value of its financial instruments by instrument class follows:

Short-term Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, receivable for securities, dividends payable, payable for securities and accrued interest payable are considered to be a reasonable estimate of fair value due to the short term nature of these financial instruments.

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

Mortgage Options

Mortgage options are valued using an option pricing model which considers the strike price of the option, the price of the underlying security, settle date, a discount rate and the implied volatility. The implied volatility is determined from the daily price of the underlying security as well as prices on similar financial instruments. The Company has classified the characteristics used to determine the fair value of mortgage options as Level 3 inputs in the fair value hierarchy.

Treasury Futures

The fair value of Treasury futures is determined by quoted market prices for similar financial instruments in an active market.  The Company has classified the characteristics used to determine the fair value of Treasury futures as Level 1 inputs in the fair value hierarchy.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2014 and December 31, 2013 is presented below.

March 31, 2014
(dollars in thousands)
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$187,095
Senior interest-only	-	-	258,803
Subordinated	-	-	474,786
Subordinated interest-only	-	-	16,018
RMBS transferred to consolidated VIEs	-	-	2,935,051
Agency RMBS
Pass-through	-	1,868,413	-
Interest-only	-	42,936	-

Liabilities:
Derivatives, net	3,620	(26,134)	(668)
Total	$3,620	$1,885,215	$3,871,085

December 31, 2013
(dollars in thousands)
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$89,687
Senior interest-only	-	-	229,065
Subordinated	-	-	457,569
Subordinated interest-only	-	-	16,571
RMBS transferred to consolidated VIEs	-	-	2,981,571
Agency RMBS
Pass-through	-	1,954,796	-
Interest-only	-	42,782	-

Liabilities:
Derivatives, net	8,095	(30,199)	-
Total	$8,095	$1,967,379	$3,774,463

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at March 31, 2014 and December 31, 2013.

Fair Value Reconciliation, Level 3

	For the Quarter Ended
	March 31, 2014
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Total
Beginning balance Level 3 assets	$3,774,463	$-	$3,774,463
Transfers in to Level 3 assets	-	-	-
Transfers out of Level 3 assets	-	-	-
Purchases	136,525	-	136,525
Principal payments	(81,694)	-	(81,694)
Sales and Settlements	(16,234)	(2,324)	(18,558)
Accretion of purchase discounts	25,213	-	25,213
Gains (losses) included in net income
Other than temporary credit impairment losses	(1,534)	-	(1,534)
Realized gains (losses) on sales and settlements	8,462	910	9,372
Net unrealized gains (losses) included in income	13,515	-	13,515
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	13,037	746	13,783
Ending balance Level 3 assets	$3,871,753	$(668)	$3,871,085

Fair Value Reconciliation, Level 3

	For the Year Ended
	December 31, 2013
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Total
Beginning balance Level 3 assets	$3,961,208	-	$3,961,208
Transfers in to Level 3 assets	-	-	-
Transfers out of Level 3 assets	-	-	-
Purchases	317,299	-	317,299
Principal payments	(475,092)	-	(475,092)
Sales and Settlements	(181,215)	(10,221)	(191,436)
Accretion of purchase discounts	106,290	-	106,290
Gains (losses) included in net income
Other than temporary credit impairment losses	(45,167)	-	(45,167)
Realized gains (losses) on sales and settlements	36,645	10,221	46,866
Realized losses on principal write-downs of Non-Agency RMBS	(18,316)	-	(18,316)
Net unrealized gains (losses) included in income	(43,252)	-	(43,252)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	116,063	-	116,063
Ending balance Level 3 assets	$3,774,463	$-	$3,774,463

There were no transfers to or from Level 3 for the quarter ended March 31, 2014 and for year ended December 31, 2013.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS as of March 31, 2014 and December 31, 2013 follows:

	March 31, 2014				December 31, 2013
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
	Range				Range
Non-Agency RMBS
Senior	5.5%	1% - 6%	0% - 31%	50% - 85%	6.4%	1% - 6%	0% - 33%	50% - 85%
Senior interest-only	17.0%	1% - 25%	0% - 32%	50% - 85%	14.1%	1% - 28%	0% - 33%	50% - 85%
Subordinated	5.1%	1% - 20%	0% - 35%	50% - 85%	6.1%	1% - 22%	0% - 38%	50% - 85%
Subordinated interest-only	10.6%	3% - 10%	0% - 18%	50% - 69%	12.7%	2% - 13%	0% - 18%	50% - 73%
RMBS transferred to consolidated VIEs	4.9%	1% - 19%	0% - 30%	50% - 85%	5.3%	1% - 20%	0% - 33%	50% - 85%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

	March 31, 2014
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	748,138	734,909
Repurchase agreements	2	(1,561,920)	(1,564,128)
Securitized debt, collateralized by Non-Agency RMBS	3	(828,663)	(843,133)
Securitized debt, collateralized by loans held for investment	3	(637,190)	(619,940)

	December 31, 2013
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	783,484	762,550
Repurchase agreements	2	(1,658,561)	(1,660,941)
Securitized debt, collateralized by Non-Agency RMBS	3	(933,732)	(940,712)
Securitized debt, collateralized by loans held for investment	3	(669,981)	(647,628)

6.  Repurchase Agreements

The Company had outstanding $1.6 billion and $1.7 billion of repurchase agreements with weighted average borrowing rates of 0.41% and 0.44% and weighted average remaining maturities of 40 days and 58 days as of March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014 and December 31, 2013, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.7 billion, respectively.  The average daily balances of the Company’s repurchase agreements for the quarters ended March 31, 2014 and December 31, 2013 were $1.6 billion and $1.5 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At March 31, 2014 and December 31, 2013, the repurchase agreements collateralized by Agency RMBS had the following remaining maturities.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Overnight	$-	$-
1-29 days	748,081	644,332
30 to 59 days	647,017	606,945
60 to 89 days	166,822	-
90 to 119 days	-	129,049
Greater than or equal to 120 days	-	278,235
Total	$1,561,920	$1,658,561

At March 31, 2014 and December 31, 2013, the Company did not have an amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

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

At March 31, 2014 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $637 million.  The debt matures between the years 2023 and 2042.  At December 31, 2013 the debt carried a weighted average cost of financing equal to 3.29%.  At December 31, 2013 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $670 million.  The debt matures between the years 2023 and 2042.  At December 31, 2013 the debt carried a weighted average cost of financing equal to 3.31%.

At March 31, 2014 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $859 million.  The debt matures between the years 2035 and 2047.  At December 31, 2013 the debt carried a weighted average cost of financing equal to 4.33%.  At December 31, 2013 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $966.4 million.  The debt matures between the years 2035 and 2047.  At December 31, 2013 the debt carried a weighted average cost of financing equal to 4.26%.

During the quarter ended March 31, 2014, the Company acquired securitized debt collateralized by Non-Agency RMBS with an outstanding principal balance of $54 million for $56 million in cash.  This transaction resulted in a loss on the extinguishment of debt of $2 million reflected in earnings.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at March 31, 2014 and December 31, 2013, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Within One Year	$314,419	$370,250
One to Three Years	432,463	497,943
Three to Five Years	243,241	264,456
Greater Than or Equal to Five Years	398,216	396,916
Total	$1,388,339	$1,529,565

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

As of March 31, 2014, the Company’s Consolidated Statements of Financial Condition includes consolidated VIEs with $3.7 billion of assets and $1.5 billion of liabilities.  As of December 31, 2013, the Company’s Consolidated Statements of Financial Condition includes consolidated VIEs with $3.8 billion of assets and $1.6 billion of liabilities.

During the quarter ended March 31, 2014, the Company sold all of its interests in a consolidated VIE to an unrelated third party.  In April, 2014, the purchaser of the interests in this VIE liquidated the VIE and took possession of the underlying securities of the original VIE for the purposes of creating a new re-securitization entity.  The Company agreed to acquire certain interests in the new re-securitization entity collateralized by all of the underlying securities of the original VIE.  These interests acquired by the Company were evaluated for consolidation under GAAP.  The Company determined that the acquired interests in the new re-securitization entity represented variable interests in only specified assets of the new re-securitization entity as these specified assets are essentially the only source of payment for the related variable interests of the new re-securitization entity.  The Company concluded that it was the primary beneficiary of the specified assets and interests of the new re-securitization entity and consolidated the assets and liabilities related to their interests.  As of March 31, 2014, the balance sheet includes all of the underlying assets of the original consolidated VIE as the Company had agreed to repurchase these interests; therefore, no gain or loss is recognized on the transaction.  All intercompany balances are eliminated in consolidation.

In April, 2014, the Company ultimately elected not to repurchase certain interests in the new re-securitization entity and as a result will recognize a gain on this portion of the transaction during the second quarter of 2014.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The result of consolidation at March 31, 2014 is the inclusion of $2.9 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $748 million of securitized loans held for investment, the recognition of $829 million of securitized debt associated with Non-Agency RMBS transferred to consolidated VIEs and $637 million of securitized debt associated with loans held for investment. In addition, at March 31, 2014 the Company recognized $16 million and $5 million of accrued interest receivable and accrued interest payable, respectively, of the securitizations.

The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$2,935,051	$2,981,571
Securitized loans held for investment	748,138	783,484
Accrued interest receivable	15,797	17,173
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$828,663	$933,732
Securitized debt, collateralized by loans held for investment	637,190	669,981
Accrued interest payable	4,843	5,278

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented in the table below.

	For the Quarter Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$85,211	$96,728
Interest expense, Non-recourse liabilities of VIEs	(20,699)	(26,996)
Net interest income	$64,512	$69,732

Total other-than-temporary impairment losses	-	$-
Portion of loss recognized in other comprehensive income (loss)	-	(135)
Net other-than-temporary credit impairment losses	$-	$(135)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The Company’s investments in unconsolidated VIEs at March 31, 2014, ranged from less than $1 million to $45 million, with an aggregate amount of $937 million. The Company’s investments in unconsolidated VIEs at December 31, 2013, ranged from less than $1 million to $42 million, with an aggregate amount of $793 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $833 million at March 31, 2014 and $727 million at December 31, 2013. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment less any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2014 and December 31, 2013.

March 31, 2014

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$1,365,000	Derivatives, at fair value, net	$-	Derivatives, at fair value	$(26,134)
Mortgage Options	450,000	Derivatives, at fair value, net	-	Derivatives, at fair value	(668)
Treasury Futures	550,000	Derivatives, at fair value, net	3,620	Derivatives, at fair value	-
Total	$2,365,000		$3,620		$(26,802)

December 31, 2013

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$1,355,000	Derivatives, at fair value, net	$-	Derivatives, at fair value	$(30,199)
Treasury Futures	550,000	Derivatives, at fair value, net	8,095	Derivatives, at fair value	-
Total	$1,905,000		$8,095		$(30,199)

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

For the Quarter Ended
March 31, 2014

Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)	Net gains (losses) on derivatives
(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$4,065
Interest Rate Swaps	Net realized gains (losses) on derivatives	(5,650)
Mortgage Options	Net unrealized gains (losses) on derivatives	746
Mortgage Options	Net realized gains (losses) on derivatives	603
Treasury Futures	Net unrealized gains (losses) on derivatives	(7,009)
Treasury Futures	Net realized gains (losses) on derivatives	(701)
Total		$(7,946)

For the Quarter Ended
March 31, 2013

Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)	Net gains (losses) on derivatives
(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$5,402
Interest Rate Swaps	Net realized gains (losses) on derivatives	(5,530)
Mortgage Options	Net unrealized gains (losses) on derivatives	-
Mortgage Options	Net realized gains (losses) on derivatives	-
Treasury Futures	Net unrealized gains (losses) on derivatives	-
Treasury Futures	Net realized gains (losses) on derivatives	-
Total		$(128)

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2014 was 1.80% and the weighted average receive rate was 0.15%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2013 was 1.81% and the weighted average receive rate was 0.17%.

Certain of the Company’s interest rate swap and mortgage option contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. Cleared swaps are fair valued using internal pricing models and compared to the exchange market values. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2014 is approximately $27 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

During the quarter ended March 31, 2014 the Company declared dividends to common shareholders totaling $92 million, or $0.09 per share.  During the quarter ended March 31, 2013 the Company declared dividends to common shareholders totaling $92 million, or $0.09 per share.

Earnings per share for the quarters ended March 31, 2014 and 2013, respectively, are computed as follows:

	For the Quarter Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Numerator:
Net income	$100,368	$79,801
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$100,368	$79,801

Denominator:
Weighted average basic shares	1,027,262,613	1,027,009,515
Effect of dilutive securities	326,150	586,000
Weighted average diluted shares	1,027,588,763	1,027,595,515

Net income per average share attributable to common stockholders - Basic	$0.10	$0.08
Net income per average share attributable to common stockholders - Diluted	$0.10	$0.08

11.  Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the quarters ended March 31, 2014 and 2013:

	March 31, 2014
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2013	$990,803	$990,803
OCI before reclassifications	37,503	37,503
Amounts reclassified from AOCI	(6,843)	(6,843)
Net current period OCI	30,660	30,660
Balance as of March 31, 2014	$1,021,463	$1,021,463

	March 31, 2013
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2012	$989,936	$989,936
OCI before reclassifications	117,594	117,594
Amounts reclassified from AOCI	6,157	6,157
Net current period OCI	123,751	123,751
Balance as of March 31, 2013	$1,113,687	$1,113,687

The following table presents the details of the reclassifications from AOCI for the quarters ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
	(dollars in thousands)
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income (Loss)
Unrealized gains and losses on available-for-sale securities
	$8,377	$6	Net realized gains (losses) on sales of investments
	(1,534)	(6,163)	Net other-than-temporary credit impairment losses
	$6,843	$(6,157)	Income (loss) before income taxes
	-	-	Income taxes
	$6,843	$(6,157)	Net of tax

12.  Long Term Incentive Plan

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to employees of FIDAC and its affiliates and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  During the quarters ended March 31, 2014 and 2013, 21 thousand and 27 thousand shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively. As of March 31, 2014 there were 326 thousand remaining non-vested shares representing $996 thousand of total unrecognized compensation costs granted under the long term incentive plan, based on the closing price of the shares at quarter end.  That cost is expected to be recognized over a period of approximately 3.8 years.

13.  Income Taxes

For the quarter ended March 31, 2014, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860.  As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions.  The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS's are subject to federal, state, and local taxes.

For the quarters ended March 31, 2014 and 2013, the Company recorded income tax expense of $2 thousand, respectively.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition.  The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2014 and December 31, 2013.  The Company has no financial instruments subject to master netting arrangements, or similar arrangements, in an asset position on a gross basis.

	March 31, 2014
	(dollars in thousands)

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Repurchase agreements	$(1,561,920)	$-	$(1,561,920)	$1,695,587	$-	$133,667
Interest Rate Swaps	(26,134)	$-	(26,134)	33,184	50	7,100
Mortgage Options	(668)	-	(668)	-	-	(668)
Treasury Futures	3,620	-	3,620	-	3,810	7,430
Total Liabilities	$(1,585,102)	$-	$(1,585,102)	$1,728,771	$3,860	$147,529

	December 31, 2013
	(dollars in thousands)

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Repurchase agreements	$(1,658,561)	$-	$(1,658,561)	$1,737,381	$-	$78,820
Interest Rate Swaps	(30,199)	-	(30,199)	39,470	-	9,271
Mortgage Options	-	-	-	-	-	-
Treasury Futures	10,629	(2,534)	8,095	-	-	8,095
Total Liabilities	$(1,678,131)	$(2,534)	$(1,680,665)	$1,776,851	$-	$96,186

15.  Management Agreement and Related Party Transactions

The Company entered into a management agreement with FIDAC, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  In 2011and through November 28, 2012, the Company paid FIDAC a quarterly management fee equal to 1.50% per annum of the gross Stockholders’ Equity (as defined in the management agreement) of the Company.  Effective November 28, 2012, the management fee was reduced to 0.75% per annum of gross Stockholders’ Equity, which reduction will remain in effect until the Company is current on all of its filings required under applicable securities laws.

Management fees accrued and paid to FIDAC for the quarters ended March 31, 2014 and 2013 were $6 million, respectively.

Under the management agreement, the Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarters ended March 31, 2014 and 2013, the Company reimbursed FIDAC approximately $111 thousand and $99 thousand for such expenses, respectively.

Because of the Restatement Filing (as defined below), the Company and FIDAC amended the management agreement on March 8, 2013.  In the amendment, the reduction in the management fee was memorialized.  In addition,  FIDAC agreed to pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for the quarters ended March 31, 2014 and 2013 is $681 thousand and $2 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.

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

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the quarters ended March 31, 2014 and 2013, fees paid to RCAP were $35 thousand and $34 thousand, respectively.

16.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure as of March 31, 2014 and December 31, 2013.

17.  Subsequent Events

The Board of Directors has also determined that there will be a quarterly dividend of $0.09 per share for the second, third and fourth quarters of 2014.  Subsequent to March 31, 2014, the Company increased its Agency portfolio by approximately $6 billion, financed primarily by repurchase agreements.  From time to time, the Company may add to its Agency and Non-Agency portfolio and may increase leverage to increase net interest income.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our 2013 Form 10-K.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  Our investment portfolio at March 31, 2014 was weighted toward Non-Agency RMBS.   At March 31, 2014, based on the amortized cost balance of our interest earning assets, approximately 51% of our investment portfolio was Non-Agency RMBS, 35% of our investment portfolio was Agency RMBS, and 14% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2013, based on the amortized cost balance of our interest earning assets, approximately 50% of our investment portfolio was Non-Agency RMBS, 36% of our investment portfolio was Agency RMBS, and 14% of our investment portfolio was securitized residential mortgage loans.  We expect that over the near term, our investment portfolio will continue to be weighted toward Non-Agency RMBS, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code.  A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)).  We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012.  We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the three months ended March 31, 2014 and years ended December 31, 2013 and 2012.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income.  Therefore, for the three months ended March 31, 2014 and years ended December 31, 2013 and 2012, we believe that we qualified as a REIT under the Code.

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

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended March 31, 2014 and 2013.

Net Income (Loss)
(dollars in thousands)
(unaudited)

	For the Quarter Ended
	March 31, 2014	March 31, 2013
Net Interest Income:
Interest income	$35,456	$29,067
Interest expense	(1,726)	(1,833)

Interest income, Assets of consolidated VIEs	85,211	96,728
Interest expense, Non-recourse liabilities of consolidated VIEs	(20,699)	(26,996)
Net interest income (expense)	98,242	96,966
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(400)	-
Portion of loss recognized in other comprehensive income (loss)	(1,134)	(6,163)
Net other-than-temporary credit impairment losses	(1,534)	(6,163)

Other gains (losses):
Net unrealized gains (losses) on derivatives	(2,198)	5,402
Net realized gains (losses) on derivatives	(5,748)	(5,530)
Net gains (losses) on derivatives	(7,946)	(128)
Net unrealized gains (losses) on interest-only RMBS	15,010	(1,013)
Net realized gains (losses) on sales of investments	8,377	6
Loss on extinguishment of Debt	(2,184)	-
Total other gains (losses)	13,257	(1,135)
Net investment income (loss)	109,965	89,668

Other expenses:
Management fees	6,221	6,449
Expense recoveries from Manager	(681)	(1,855)
Net management fees	5,540	4,594
Provision for loan losses, net	319	424
General and administrative expenses	3,736	4,847
Total other expenses	9,595	9,865
Income (loss) before income taxes	100,370	79,803
Income taxes	2	2
Net income (loss)	$100,368	$79,801

For the quarter ended March 31, 2014, our net income was $100 million, or $0.10 per average basic common share, as compared to $80 million, or $0.08 per average basic common share, for the quarter ended March 31, 2013.  The increase in earnings for the quarter ended March 31, 2014 over the same period of 2013 is primarily attributable to an increase in unrealized gains on interest-only RMBS of $16 million, lower net other-than-temporary credit impairment (OTTI) losses of $5 million, as well as realized gains on sales of investments of $8 million offset in part by greater unrealized losses on derivatives of $8 million.

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

GAAP requires us to consolidate certain securitizations and re-securitization transactions where we have determined that we are the primary beneficiary.  In these transactions, we transferred assets to the trusts, which issued tranches of senior and subordinate notes or certificates.  We sold the senior tranches and therefore have no continuing involvement in these trusts other than being a holder of notes or certificates issued by the trusts, with the same rights as other holders of the notes or certificates, except as it relates to certain VIEs collateralized by loans held for investment. As it relates solely to certain VIEs collateralized by loans held for investment, we have the ability to approve loan modifications and determine the course of action to be taken as it relates to loans in technical default, including whether or not to proceed with foreclosure.  The notes and certificates we own that were issued by the trusts are largely subordinated interests in those trusts.  The trusts have no recourse to our assets other than pursuant to a breach by us of the transaction documents related to the transfer of the assets by us to the trusts, but are presented as if we own 100% of the trust.

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

At March 31, 2014, the difference between GAAP book value and estimated economic book value was determined to be $269 million, or $0.26 per share.  At December 31, 2013, the difference between GAAP book value and estimated economic book value was determined to be $438 million, or $0.42 per share.  This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing and recorded at amortized cost on the statement of financial condition.  In these re-securitization transactions, we retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts.  The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$187,095	$587,289	$774,384
Senior interest-only	258,803	66,619	325,422
Subordinated	474,786	1,293,767	1,768,553
Subordinated interest-only	16,018	263	16,281
RMBS transferred to consolidated VIEs	2,935,051	(2,935,051)	-
Agency RMBS, at fair value
Pass-through	1,868,413		1,868,413
Interest-only	42,936		42,936
Securitized loans held for investment, net of allowance for loan losses	748,138	(748,138)	-
Other assets	175,790	-	175,790
Total assets	$6,707,030	$(1,735,251)	$4,971,779

Liabilities:
Repurchase agreements, Agency RMBS	1,561,920	-	1,561,920
Securitized debt, collateralized by Non-Agency RMBS	828,663	(828,663)	-
Securitized debt, collateralized by loans held for investment	637,190	(637,190)	-
Other liabilities	309,107	-	309,107
Total liabilities	3,336,880	(1,465,853)	1,871,027

Total stockholders' equity	3,370,150	(269,398)	3,100,452
Total liabilities and stockholders' equity	$6,707,030	$(1,735,251)	$4,971,779

Book Value Per Share	$3.28	$(0.26)	$3.02

	December 31, 2013
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$89,687	$12,365	$102,052
Senior interest-only	229,065	116,951	346,016
Subordinated	457,569	1,593,924	2,051,493
Subordinated interest-only	16,571	280	16,851
RMBS transferred to consolidated VIEs	2,981,571	(2,981,571)	-
Agency RMBS, at fair value
Pass-through	1,954,796	-	1,954,796
Interest-only	42,782	-	42,782
Securitized loans held for investment, net of allowance for loan losses	783,484	(783,484)	-
Other assets	380,556	-	380,556
Total assets	$6,936,081	$(2,041,535)	$4,894,546

Liabilities:
Repurchase agreements, Agency RMBS	1,658,561	-	1,658,561
Securitized debt, collateralized by Non-Agency RMBS	933,732	(933,732)	-
Securitized debt, collateralized by loans held for investment	669,981	(669,981)	-
Other liabilities	342,297	-	342,297
Total liabilities	3,604,571	(1,603,713)	2,000,858

Total stockholders' equity	3,331,510	(437,822)	2,893,688
Total liabilities and stockholders' equity	$6,936,081	$(2,041,535)	$4,894,546

Book Value Per Share	$3.24	$(0.42)	$2.82

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

Portfolio Review

During the quarter ended March 31, 2014, on an aggregate basis, we purchased $326 million, sold $244 million, and received $176 million in principal payments related to our Agency RMBS, Non-Agency RMBS, and loans held for investment.  In addition, we used $142 million of proceeds from our assets to repay principal on our securitized debt.

The following table summarizes certain characteristics of our portfolio at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013

Interest earning assets at period-end (1)	$6,531,240	$6,555,525
Interest bearing liabilities at period-end	$3,027,773	$3,262,274
Leverage at period-end	0.9.0:1	1.0:1
Leverage at period-end (recourse)	0.5:1	0.5:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	51.6%	49.8%
Senior	3.2%	1.5%
Senior, interest only	5.4%	5.1%
Subordinated	6.1%	6.0%
Subordinated, interest only	0.2%	0.3%
RMBS transferred to consolidated VIEs	36.6%	36.9%
Agency RMBS	34.7%	36.1%
Pass-through	34.0%	35.3%
Interest-only	0.8%	0.8%
Securitized loans	13.6%	14.1%
Fixed-rate percentage of portfolio	74.9%	76.3%
Adjustable-rate percentage of portfolio	25.1%	23.7%
(1) Excludes interest income on cash and cash equivalents.

The following table presents details of each asset class in our portfolio at March 31, 2014 and December 31, 2013.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

March 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$265,883	$67.74	$70.37	1.3%	5.6%	8.5%	12.9%	34.8%	69.7%	12.6%	$824
Senior, interest only	$6,571,076	$4.56	$3.94	1.3%	13.6%	12.7%	15.3%	22.5%	51.1%	0.0%	$-
Subordinated	$815,296	$41.62	$58.23	3.0%	12.5%	15.0%	18.7%	17.8%	50.1%	12.3%	$6,758
Subordinated, interest only	$269,946	$5.15	$5.93	1.7%	8.8%	12.5%	17.4%	15.3%	45.0%	0.0%	$-
RMBS transferred to consolidated variable interest entities	$3,805,867	$54.60	$78.75	4.6%	16.2%	10.4%	14.0%	25.7%	57.3%	1.5%	$(53,637)
Agency Mortgage-Backed Securities
Pass-through	$1,793,785	$105.12	$106.55	3.6%	3.2%	7.9%	12.2%	NA	NA	0.0%	$-
Interest-only	$226,023	$18.77	$19.00	3.3%	6.7%	8.7%	8.7%	NA	NA	0.0%	$-
Securitized loans	$741,708	$102.08	$99.08	4.7%	3.7%	15.4%	28.4%	1.4%	22.0%	16.8%	$365
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

December 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$128,217	$69.27	$69.95	1.4%	5.9%	12.1%	15.1%	38.0%	63.3%	8.3%	$297
Senior, interest only	$5,742,781	$4.93	$3.99	1.4%	17.2%	15.2%	16.8%	19.9%	51.1%	0.0%	$-
Subordinated	$830,632	$40.96	$55.09	2.9%	13.5%	17.0%	19.6%	16.2%	49.6%	12.6%	$6,563
Subordinated, interest only	$274,462	$5.34	$6.04	1.7%	9.0%	17.0%	18.1%	15.4%	45.0%	0.0%	$-
RMBS transferred to consolidated variable interest entities	$3,912,376	$54.17	$77.82	4.7%	15.8%	11.7%	14.7%	25.8%	57.9%	1.6%	$34,386
Agency Mortgage-Backed Securities
Pass-through	$1,898,131	$104.52	$105.24	3.6%	3.3%	7.7%	18.2%	NA	NA	0.0%	$-
Interest-only	$247,344	$17.69	$17.30	3.2%	5.3%	9.8%	17.5%	NA	NA	0.0%	$-
Securitized loans	$776,074	$102.12	$98.26	4.7%	3.5%	18.3%	36.4%	1.5%	22.3%	16.4%	$(6)
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

	For the Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$996,694	$1,012,513	$1,026,921	$1,088,157	$1,115,268
Accretion of discount	(40,304)	(40,812)	(40,001)	(40,042)	(39,326)
Purchases	18,815	-	-	-	935
Sales	(3,843)	-	(6,655)	(46,125)	(17)
Transfers from credit reserve	31,666	28,962	35,054	30,744	18,419
Transfers to credit reserve	(12,826)	(3,969)	(2,806)	(5,813)	(7,122)
Balance, end of period	$990,202	$996,694	$1,012,513	$1,026,921	$1,088,157

	For the Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands)
	Non-Accretable Difference
Balance, beginning of period	$1,217,793	$1,261,945	$1,370,792	$1,464,558	$1,540,780
Principal Writedowns	(47,079)	(41,708)	(93,054)	(68,835)	(72,055)
Purchases	18,815	-	-	-	935
Sales	(1,093)	-	-	-	32
Net other-than-temporary credit impairment losses	1,534	22,549	16,455	-	6,163
Transfers from credit reserve	(31,666)	(28,962)	(35,054)	(30,744)	(18,419)
Transfers to credit reserve	12,826	3,969	2,806	5,813	7,122
Balance, end of period	$1,171,130	$1,217,793	$1,261,945	$1,370,792	$1,464,558

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

For a discussion of the Company’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

Refer to Note 2(q) in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Results of operations for the quarters ended March 31, 2014 and 2013

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

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Hedges	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Hedges	Economic Net Interest Income (1)
For the Quarter Ended March 31, 2014	$120,667	$22,425	$6,351	$28,776	$98,242	$6,351	$91,887
For the Quarter Ended December 31, 2013	$128,062	$21,485	$1,926	$23,411	$106,577	$1,926	$104,643
For the Quarter Ended September 30, 2013	$130,361	$25,074	$6,981	$32,055	$105,287	$6,981	$98,302
For the Quarter Ended June 30, 2013	$127,565	$26,611	$5,391	$32,002	$100,954	$5,391	$95,551
For the Quarter Ended March 31, 2013	$125,795	$28,829	$5,530	$34,359	$96,966	$5,530	$91,422
(1) Excludes interest income on cash and cash equivalents.

Economic Net Interest Income

The table below shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	March 31, 2014			March 31, 2013
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency RMBS	$1,977,915	$16,040	3.24%	$1,639,377	$13,485	3.29%
Non-Agency RMBS	779,927	19,412	9.96%	621,769	15,568	10.02%
Non-Agency RMBS transferred to consolidated VIEs	2,055,205	77,411	15.07%	2,402,337	88,839	14.79%
Securitized loans held for investment	774,851	7,800	4.03%	1,203,018	7,889	2.62%
Total	$5,587,898	$120,663	8.64%	$5,866,501	$125,781	8.58%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase Agreements	$1,610,241	$8,077	2.01%	$1,474,200	$7,363	2.00%
Securitized debt, collateralized by Non-Agency RMBS	881,198	15,154	6.88%	1,288,779	19,070	5.92%
Securitized debt, collateralized by loans	653,586	5,545	3.39%	1,064,656	7,926	2.98%
Total	$3,145,025	$28,776	3.66%	$3,827,635	$34,359	3.59%

Net economic interest income/net interest rate spread		$91,887	4.98%		$91,422	4.99%

Net interest-earning assets/net interest margin	$2,442,873		6.58%	$2,038,866		6.23%

Ratio of interest-earning assets to interest bearing liabilities	1.78			1.53

Our economic net interest income was $92 million for the quarter ended March 31, 2014 as compared to $91 million for the same period of 2013.  Our net interest rate spread, which equals the yield on our average assets for this period less the economic average cost of funds for the period was unchanged in March 31, 2014 as compared to the same period of 2013.  Our net interest margin, which equals the net economic interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 35 basis points for the quarter ended March 31, 2014 as compared to the same period of 2013 as our interest income remained consistent with the prior year on a lower average interest-earning asset total.

While both our yield and our cost of financing have increased over the prior year, the net effect on our total interest rate spread was not significant.  The ratio of our interest-earning assets to interest bearing liabilities was 1.78 at March 31, 2014 as compared to 1.53 as of March 31, 2013 as our interest-bearing liabilities decreased at a greater rate than our interest-earning assets.  See further discussion of our interest income and cost of financing below.

We expect going forward, that we will increase the leverage on our portfolio and increase our repurchase agreements and investments in both Agency and Non-Agency RMBS to take advantage of market conditions as they become available.

Interest Income and Average Earning Asset Yield

Our average earning assets decreased by $279 million, or 5%, for the quarter ended March 31, 2014 as compared to the same period of 2013.  Our interest earned on assets decreased by $5 million, or 4%, for the quarter ended March 31, 2014 as compared to the same period of 2013.  The decline in our interest income is primarily due to a decline in our average interest-earning assets offset in part by an increase in the yield on our average interest-earning assets of 8 basis points for the quarter ended March 31, 2014 as compared to the same periods of 2013.  The increase in yield is primarily due to declines in the total interest-earning assets of the higher yielding RMBS as our portfolio continues to be reduced by principal repayments on our investment portfolio.  These funds are primarily used to repay our interest-bearing liabilities.  Excess funds, including interest income, have been primarily reinvested in Agency RMBS, which provides lower yields.

We expect that we will begin to increase earning assets during the remainder of 2014 by strategically investing in both Agency and Non-Agency RMBS securities where we determine that favorable opportunities exist.   We expect that this will increase our interest earned on assets, however, it may reduce our overall yield on average interest earning assets.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One- Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2014	$3,145,025	$28,776	3.66%	0.16%	0.33%	(0.18%)	3.50%	3.33%
For The Quarter Ended December 31, 2013	$3,285,584	$23,411	2.85%	0.17%	0.35%	(0.18%)	2.68%	2.50%
For The Quarter Ended September 30, 2013	$3,360,508	$32,055	3.82%	0.19%	0.39%	(0.21%)	3.63%	3.42%
For The Quarter Ended June 30, 2013	$3,516,698	$32,002	3.64%	0.20%	0.42%	(0.23%)	3.44%	3.22%
For The Quarter Ended March 31, 2013	$3,827,635	$34,359	3.59%	0.26%	0.76%	(0.51%)	3.33%	2.83%
(1) Includes effect of realized losses on interest rate swaps and US treasury futures.

Average borrowed funds decreased by $683 million, or 18%, for the quarter ended March 31, 2014 as compared to the same period of 2013.  Economic interest expense decreased by $6 million, or 16%, for the quarter ended March 31, 2014 as compared to the same period of 2013.  The economic cost of funds decreased by 7 basis points for the quarter ended March 31, 2014 as compared to the same period of 2013.

The changes in our total economic average cost of financing is primarily a result of an increase in the ratio of financing our portfolio using repurchase agreements rather than securitized debt collateralized by Non-Agency RMBS and loans.  Average financing from repurchase agreements increased by $136 million, or 9%, from the quarter ended March 31, 2014 as compared to the same period of 2013.  Whereas the average financing balances of securitized debt collateralized by Non-Agency RMBS and loans was reduced by $408 million, or 32%, and $411 million, or 39%, from the quarter ended March 31, 2014 as compared to the same period of 2013. We note that repurchase agreements generally have a lower interest rate than the secured debt, resulting in a lower economic interest expense as repurchase agreements become a larger portion of our overall financing.

The overall decline in the average debt balances year over year was due to deleveraging the portfolio by using proceeds from repayments on our assets to repay debt balances and strategically selling assets and using these proceeds to reduce our outstanding debt.  We expect that throughout the remainder of 2014, we will begin to increase our debt balances as we identify favorable opportunities to invest in both Agency and Non-Agency RMBS investments.  We expect that this increased leverage will primarily be from increased financing using repurchase agreements; however, if opportunities present themselves, we may use secured debt to finance opportunities that we believe support such a transaction.

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

OTTI losses were $2 million and $6 million for the quarters ended March 31, 2014 and 2013, respectively.

Net gains (losses) on derivatives

Our derivative portfolio includes interest rate swaps, Treasury futures, and mortgage options.  During the quarter ended March 31, 2014, we recognized net losses on derivatives of $8 million, an increase of $8 million over the same period of 2013 where total derivative losses were not significant.  The net gains and losses on our derivatives include both unrealized and realized gains and losses.  Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury futures and mortgage options.  Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio.  We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the value of the underlying security.

Our interest rate swaps and Treasury futures are used to economically hedge the effects of changes in interest rates on our portfolio specifically our floating rate debt.  Therefore, we included the net realized losses of $6 million for both quarters ended March 31, 2014 and 2013 on these derivatives in our presentation of economic interest expense and economic net interest income in the tables and discussions above.  As we do not elect to account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income.  The realized losses on our interest rate swaps and Treasury futures are primarily due to declines in interest rates year over year.

We do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio.  As we identify opportunities in mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities.  The realized gains on our mortgage options for the quarter ended March 31, 2014 was less than $1 million.  We had no mortgage options during the quarter ended March 31, 2013.

Net unrealized gains (losses) on interest-only RMBS

Unrealized gains and losses on our Agency and Non-Agency IO RMBS portfolio represent the change in fair value the security from the prior period.  All unrealized gains and losses on our Agency and Non-Agency IO RMBS portfolio are reflected in earnings.  During the quarter ended March 31, 2014, we recorded $15 million in unrealized gains on our IO portfolio, compared to an unrealized loss of $1 million for the quarter ended March 31, 2013.

IO securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools.  The fair value of IO RMBS securities are heavily impacted by changes in expected prepayment rates.  When IO securities prepay, the holder of the IO security will receive less interest on the investment due to the reduced principal.  Prepayment rates on our portfolio of IO RMBS securities have declined for the quarter ended March 31, 2014 as compared to the same period of 2013.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

Realized gains on sales of investments were $8 million for the quarter ended March 31, 2014.  There were no significant net gains on sales of investments for the quarter ended March 31, 2013.  We do not forecast sales of investments as we generally expect to invest for long term gains, however, from time to time, we may sell assets to achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

From time to time, the Company may purchase outstanding debt of our consolidated VIEs.  When the Company acquires debt, it extinguishes the outstanding debt and recognizes a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt.  During the quarter ended March 31, 2014, the company purchased securitized debt collateralized by non-agency RMBS.  This acquisition resulted in a net loss of $2 million.  The Company did not purchase any outstanding debt of its consolidated VIEs during the quarter ended March 31, 2013.

Net Management Fees and General and Administrative Expenses

The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2014	$9,276	0.54%	1.11%
For The Quarter Ended December 31, 2013	$8,965	0.51%	1.04%
For The Quarter Ended September 30, 2013	$9,112	0.51%	1.01%
For The Quarter Ended June 30, 2013	$8,380	0.46%	0.92%
For The Quarter Ended March 31, 2013	$9,441	0.50%	1.05%

We incurred management fees of $6 million and $5 million for the quarters ended March 31, 2014 and 2013, respectively.  These incurred management fees are net of reimbursements from our manager related to the amended management agreement.  The management fee is based on our stockholders’ equity as defined in the investment management agreement. See further discussion of the management fee, including amendments to the management agreement, as well as other agreements with our Manager in our discussion of related party transactions below.  We expect that once we are current on our SEC filings, the management fees will increase.

G&A expenses were $4 million for the quarter ended March 31, 2014 as compared to $5 million for the quarter ended March 31, 2013.  Our G&A expenses decreased primarily due to lower legal, accounting and consulting fees incurred.

Provision for Loan Losses

The provision for loan losses related to our securitized loans held for investment represents managements estimate of expected future losses on the securitized loans held.  The provision in 2014 declined by an insignificant amount.  We do not expect significant changes in our loan loss provision as the total loans held for investment portfolio continues to decline as a result of principal repayments.

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

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Income Tax Benefit/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Quarter Ended March 31, 2014	11.04%	0.78%	1.31%	(1.11%)	0.00%	11.98%
For The Quarter Ended December 31, 2013	13.13%	(3.12%)	1.55%	(1.04%)	0.00%	8.39%
For The Quarter Ended September 30, 2013	11.33%	0.27%	(3.10%)	(1.01%)	0.00%	7.49%
For The Quarter Ended June 30, 2013	10.50%	6.14%	0.02%	(0.92%)	0.00%	15.73%
For The Quarter Ended March 31, 2013	10.17%	(0.73%)	0.49%	(1.05%)	0.00%	8.87%
* Includes effect of realized losses on interest rate swaps and US treasury futures.

Our net income was $100 million and $80 million for the quarters ended March 31, 2014 and 2013, respectively.  Economic net interest income as a percentage of average equity increased by 87 basis points for the quarter ended March 31, 2014 as compared to the same period of 2013.  The increase in our economic net interest income as a percentage of average equity is due to an increase in interest earned on assets on a lower average interest-earning assets year over year, offset partially by lower economic interest expense on a smaller average debt balance year over year.  The return on average equity increased by 311 basis points for the quarter ended March 31, 2014 as compared to the same period of 2013.  The increase in our return on average equity is primarily due higher income as a result of higher unrealized gains on IO RMBS and realized gain on sales of investments as compared to the prior period offset in part by lower net economic interest income.

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

We also expect to meet our short term liquidity needs by relying on the cash flows generated by our investments.  These cash flows are primarily comprised of monthly principal and interest payments received on our investments.  We may also sell our investments and utilize those proceeds to meet our short term liquidity needs or enter into non-recourse financing of our assets through sales of securities to third parties of loan securitizations or RMBS re-securitization transactions, similar to transactions that we have completed in prior periods.

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

Current Period

We held cash and cash equivalents of approximately $41 million and $78 million at March 31, 2014 and December 31, 2013, respectively.

Our operating activities provided net cash of approximately $64 million for the quarters ended March 31, 2014 and 2013, respectively. The cash provided by operating activities was consistent quarter over quarter as the interest received, net of interest paid, for the quarter ended March 31, 2014 of $86 million was relatively consistent with the interest received, net of interest paid, for the quarter ended March 31, 2013 of $84 million.

Our investing activities provided net cash of approximately $436 million and $469 million for the quarters ended March 31, 2014 and 2013, respectively.  During the quarter ended March 31, 2014 we generated cash from sales of RMBS investments of $414 million and principal payments of $176 million related to all our investment assets offset by purchases of $154 million in RMBS securities.  During the quarter ended March 31, 2013 we generated cash from principal payments of $476 million related to all our investment assets offset by purchases of $7 million in RMBS securities.

Our financing activities used net cash of $537 million and $507 million for the quarters ended March 31, 2014 and 2013, respectively.  The quarter ended March 31, 2014 reflected payments on securitized debt borrowings of $142 million, payment of dividends of $298 million and payments of the repurchase agreements, net of proceeds from repurchase agreements, of $97 million.  The quarter ended March 31, 2013 reflected payments on repurchase agreements, net of proceeds from repurchase agreements, of $108 million, payments on securitized debt borrowings of $307 million and payments of dividends during the quarter of $92 million.

As a result of our operating, investing and financing activities described above, our cash position declined from $78 million at December 31, 2013 to $41 million at March 31, 2014.  We continue to redeploy cash into investments in both Agency and Non-Agency RMBS investments.  We note that our investments in Non-Agency RMBS and Agency RMBS, at fair value, increased by $58 million during the quarter ended March 31, 2014, not including assets of consolidated VIEs.  While our cash balances declined during the quarter, we believe that we maintain an appropriate level of liquidity, including $216 million of highly liquid Agency RMBS investments which are currently not pledged as collateral for our financing arrangements.  Even though we have significant unrestricted Agency RMBS investments, we expect to meet our future cash needs primarily from principal and interest payments on our portfolio and do not anticipate we will need to sell unrestricted Agency RMBS investments to meet our liquidity needs.

There were no secondary stock offerings during the quarters ended March 31, 2014 and 2013. There were no securitized debt borrowings during the quarters ended March 31, 2014 and 2013.   Recourse leverage is 0.5:1 at March 31, 2014 and December 31, 2013. We expect to increase our recourse leverage as we finance additional purchases of Agency and Non-Agency RMBS through the reinvestment of proceeds received from principal and interest on our portfolio as well as increasing our financing, primarily through repurchase agreements.

We expect to continue to finance our RMBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities or issue debt as a source of cash to fund new purchases.

At March 31, 2014 and December 31, 2013, the remaining maturities on our RMBS repurchase agreements were as follows.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Overnight	$-	$-
1-29 days	748,081	644,332
30 to 59 days	647,017	606,945
60 to 89 days	166,822	-
90 to 119 days	-	129,049
Greater than or equal to 120 days	-	278,235
Total	$1,561,920	$1,658,561

We collateralize the repurchase agreements we use to finance our operations with our RMBS investments.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur.  At March 31, 2013, the weighted average haircut on our repurchase agreements was 4.8%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us.  A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average daily balances except in periods where we are adjusting the size of our portfolio by using leverage.  Our average repurchase agreement balance at March 31, 2014 increased compared to our average repurchase agreement balance for the quarter ended December 31, 2013 due to additional borrowings on our repurchase agreements in excess of repayments during the first quarter of 2014.  The Company continues to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End March 31, 2014	$1,648,425	$1,561,920
Quarter Ended December 31, 2013	$1,574,872	$1,658,561
Quarter Ended September 30, 2013	$1,464,677	$1,589,325
Quarter Ended June 30, 2013	$1,422,485	$1,478,141
Quarter Ended March 31, 2013	$1,460,629	$1,420,375

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At March 31, 2014 and December 31, 2013 our total debt was approximately $3.0 billion and $3.3 billion, which represented a debt-to-equity ratio of approximately 0.9:1 and 1.0:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

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

Secured Debt Financing Transactions

We did not re-securitize any RMBS or jumbo prime residential mortgage loans during the quarters ended March 31, 2014 or 2013.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with six counterparties as of March 31, 2014 that are either domiciled in Europe or are a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at March 31, 2014:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$139,344	$(6)	$15,184	0.23%
Germany	1	-	(6,999)	1,941	0.03%
Netherlands	1	235,642	-	20,951	0.31%
Switzerland	2	304,519	(19,129)	29,260	0.44%
United Kingdom	1	190,915	-	14,539	0.22%
Total	6	$870,420	$(26,134)	$81,875	1.23%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At March 31, 2014, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the quarters ended March 31, 2014 or 2013.

During the quarter ended March 31, 2014 we declared dividends to common shareholders totaling $92 million, or $0.09 per share.  During the quarter ended March 31, 2013, we declared dividends to common shareholders totaling $92 million, or $0.09 per share.

The Board of Directors has determined that there will be a quarterly dividend of $0.09 per share for the second, third and fourth quarters of 2014.

There was no preferred stock issued or outstanding as of March 31, 2014 and December 31, 2013.

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

March 2013 Amendment to Management Agreement

Because of the Restatement Filing (as defined below), on March 8, 2013 we amended the management agreement.  In the amendment, we memorialized the reduction in the management fee effective on November 28, 2012. Additionally, our Manager agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the Evaluation); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the Restatement Filing); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the Investigation); provided, however, that our Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

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

Fees Paid Under the Management Agreement

The fees paid under the management agreement are detailed in the results of operations discussion above.  In addition to these fees, our manager received expense reimbursement under the management agreement of $681 thousand and $2 million for the quarters ended March 31, 2014 and 2013, respectively.  Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services.  RCap may also provide brokerage services to us from time to time.  During the quarters ended March 31, 2014 and 2013, fees paid to RCap were $35 thousand and $34 thousand, respectively.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to employees of our Manager and its affiliates and members of our board of directors on January 2, 2008.  During the quarters ended March 31, 2014 and 2013, 21,000 and 32,000 shares of restricted stock vested, respectively.  At March 31, 2014 and December 31, 2013, there were approximately 326,000 and 384,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.  For the quarters ended March 31, 2014 and 2013, compensation expense associated with the amortization of the fair value of the restricted stock was approximately $68 thousand and $78 thousand, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2014 and December 31, 2013.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

March 31, 2014
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$1,561,920	$-	$-	$-	$1,561,920
Securitized debt	314,419	432,463	243,241	398,216	1,388,339
Interest expense on RMBS repurchase agreements (1)	2,208	-	-	-	2,208
Interest expense on securitized debt (1)	52,576	77,015	57,043	176,528	363,162
Total	$1,931,123	$509,478	$300,284	$574,744	$3,315,629
(1) Interest is based on variable rates in effect as of March 31, 2014.

December 31, 2013
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$1,658,561	$-	$-	$-	$1,658,561
Securitized debt	370,250	497,943	264,456	396,916	1,529,565
Interest expense on RMBS repurchase agreements (1)	2,380	-	-	-	2,380
Interest expense on securitized debt (1)	57,546	80,446	58,620	178,391	375,003
Total	$2,088,737	$578,389	$323,076	$575,307	$3,565,509
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

Capital Requirements

At March 31, 2014 and December 31, 2013, we had no material commitments for capital expenditures.

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

Based on our calculations, as of March 31, 2014 and December 31, 2013, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

Credit Risk

We are subject to credit risk in connection with our investments in Non-Agency RMBS and residential mortgage loans and face more credit risk on assets we own which are rated below ‘‘AAA.’’ The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles and loan characteristics. We use a comprehensive credit review process. Our analysis of loans includes borrower profiles, as well as valuation and appraisal data. We use compensating factors such as liquid assets, low loan to value ratios and regional unemployment statistics in evaluating loans. Our resources include a proprietary portfolio management system, as well as third party software systems. We may utilize a third party due diligence firm to perform an independent underwriting review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review. We reject loans that fail to conform to our standards and do not meet our underwriting criteria. Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data and servicer files.  Additionally, the Non-Agency RMBS and other ABS which we acquire for our portfolio are reviewed by us to ensure that they satisfy our risk based criteria. Our review of Non-Agency RMBS and other ABS includes utilizing a proprietary portfolio management system. Our review of Non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on Non-Agency RMBS and other ABS. This analysis includes an evaluation of the collateral characteristics supporting the RMBS such as borrower payment history, credit profiles, geographic concentrations, credit enhancement, seasoning, and other pertinent factors.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value for our Agency RMBS portfolio should interest rates go up or down 25, 50, and 75 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2014 and various estimates regarding prepayment and all activities are made at each level of rate change.  Actual results could differ significantly from these estimates.

March 31, 2014
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-75 Basis Points	(10.50%)	2.19%
-50 Basis Points	(6.73%)	1.58%
-25 Basis Points	(3.10%)	0.86%
Base Interest Rate	-	-
+25 Basis Points	2.10%	(0.97%)
+50 Basis Points	3.41%	(2.03%)
+75 Basis Points	3.92%	(3.14%)
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

Our efforts to manage our assets and liabilities are concerned with the timing and magnitude of the re-pricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity “gap,” which is the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2014.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$2,680,647	$1,507,109	$1,048,774	$9,253,055	$14,489,585
Cash equivalents	40,602	-	-	-	40,602
Total rate sensitive assets	2,721,249	1,507,109	1,048,774	9,253,055	14,530,187

Rate sensitive liabilities	392,124	244,278	25,474	1,031,924	1,693,800
Interest rate sensitivity gap	$2,329,125	$1,262,831	$1,023,300	$8,221,131	$12,836,387

Cumulative rate sensitivity gap	$2,329,125	$3,591,956	$4,615,256	$12,836,387
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	16%	25%	32%	88%

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

ITEM 4. Controls and Procedures

Changes in Internal Controls

In our Annual Report on Form 10-K for the year ended December 31, 2013, we disclosed that management had identified material weaknesses in our internal controls over financial reporting.  We did not design and maintain adequate procedures or effective review and approval controls, including the review of journal entries and reconciliations, over routine processes.  We did not design and maintain adequate review and approval controls over significant estimates and their related disclosure process to prevent or detect a material misstatement and we identified an overreliance on spreadsheets consisting of manual inputs and complex calculations used to record transactions and estimates supporting the financial statement amounts and disclosures.

Based upon the substantial work described in our Form 10-K for the year ended December 31, 2013, and the procedures performed through the filing of this Form 10-Q, we have concluded that the consolidated financial statements for the periods covered by and included in this Form 10-Q are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

Our Chief Executive Officer and Chief Financial Officer determined that the aforementioned material weaknesses in our internal controls over financial reporting were not fully remediated and that our disclosure controls and procedures were not effective as of March 31, 2014.  The Company expects to file its applicable securities law filings for the remainder of 2014 on a timely basis.  Executing reviews and controls on a timely basis and filing its quarterly reports on time in 2014 is expected to improve the control environment and will demonstrate an effective control environment.

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

Our Board of Directors has received three derivative demand letters alleging, among other things, that the directors and our officers, as well as our Manager, FIDAC, breached their fiduciary duties to us by failing to institute adequate internal controls and failing to ensure that we made accurate financial disclosures.  These letters request, among other things, that the Board of Directors take action to investigate and remedy the alleged breaches of fiduciary duty.  The Audit Committee expects to conclude its investigation and make final recommendations to the Board of Directors about an appropriate response to the letters within the next few months.  The Audit Committee has reached an understanding with FIDAC that resolves the issues raised in the derivative demand letters.  The Audit Committee also expects to pursue additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements.  These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors

Under “Part I — Item 1A — Risk Factors” of our Form 10-K for the year ended December 31, 2013, we set forth risk factors related to (i) risks associated with adverse developments in the mortgage finance and credit markets, (ii) risks associated with our management and relationship with our Manager, (iii) risks related to our business, (iv) risks related to our investments, (v) regulatory and legal risks, (vi) risks related to our common stock (vii) tax risks, and (viii) risks associated with the late filings and related matters.  You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2013.  As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2013.

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

3.2	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)
3.3	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on December 19, 2011 and incorporated herein by reference).
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

**           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2014 (Unaudited) and December 31, 2013 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters ended March 31, 2014 and 2013; (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the quarters ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: July 1, 2014

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: July 1, 2014

S-1