Form 10-Q
period 2014-06-30
CHIMERA INVESTMENT CORP
filed 2014-08-11
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2014

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
Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 8, 2014
Common Stock, $.01 par value	1,027,508,880

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited consolidated financial statements as of December 31, 2013)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2014 and 2013	2

Consolidated Statements of Changes In Stockholders’ Equity (Deficit) (Unaudited) for the six months ended June 30, 2014 and 2013	3

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures about Market Risk	62

Item 4. Controls and Procedures	66

Part II. OTHER INFORMATION	67

Item 1. Legal Proceedings	67

Item 1A. Risk Factors	67

Item 5. Other Information	67

Item 6. Exhibits	68

SIGNATURES	S-1

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	June 30, 2014 (Unaudited)	December 31, 2013 (1)
Assets:
Cash and cash equivalents	$73,871	$77,629
Non-Agency RMBS, at fair value
Senior	230,465	89,687
Senior interest-only	220,131	229,065
Subordinated	485,544	457,569
Subordinated interest-only	15,609	16,571
Agency RMBS, at fair value
Pass-through	7,976,923	1,954,796
Interest-only	38,627	42,782
Receivable for investments sold	-	253,541
Accrued interest receivable	31,105	15,821
Other assets (includes Due from FIDAC of $2 million and $0, respectively)	82,182	8,297
Derivatives, at fair value, net	-	8,095
Subtotal	9,154,457	3,153,853
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	2,682,308	2,981,571
Securitized loans held for investment, net of allowance for loan losses of $9 million, respectively	714,471	783,484
Accrued interest receivable	14,681	17,173
Subtotal	3,411,460	3,782,228
Total assets	$12,565,917	$6,936,081

Liabilities:
Repurchase agreements, RMBS ($6.1 billion and $1.7 billion pledged as collateral, respectively)	$5,564,554	$1,658,561
Payable for investments purchased	2,030,128	-
Accrued interest payable	9,018	1,397
Dividends payable	92,455	297,904
Accounts payable and other liabilities	1,094	1,861
Investment management fees and expenses payable to affiliate	6,280	5,658
Derivatives, at fair value	25,325	30,199
Subtotal	7,728,854	1,995,580
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, collateralized by Non-Agency RMBS ($2.7 billion and $3.0 billion pledged as collateral, respectively)	787,162	933,732
Securitized debt, collateralized by loans held for investment ($703 million and $763 million pledged as collateral, respectively)	604,655	669,981
Accrued interest payable	4,545	5,278
Subtotal	1,396,362	1,608,991
Total liabilities	$9,125,216	$3,604,571

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,534,449 and 1,027,626,237 shares issued and outstanding, respectively	10,273	10,272
Additional paid-in-capital	3,605,358	3,605,241
Accumulated other comprehensive income (loss)	1,079,648	990,803
Retained earnings (accumulated deficit)	(1,254,578)	(1,274,806)
Total stockholders' equity	$3,440,701	$3,331,510
Total liabilities and stockholders' equity	$12,565,917	$6,936,081
(1) Derived from the audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Interest Income:
Interest income	$49,056	$33,629	$84,512	$62,696
Interest expense	(3,504)	(1,629)	(5,230)	(3,462)

Interest income, Assets of consolidated VIEs	85,262	93,936	170,473	190,664
Interest expense, Non-recourse liabilities of consolidated VIEs	(17,176)	(24,982)	(37,875)	(51,978)
Net interest income (expense)	113,638	100,954	211,880	197,920
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,813)	-	(4,213)	-
Portion of loss recognized in other comprehensive income (loss)	(1,534)	-	(2,668)	(6,163)
Net other-than-temporary credit impairment losses	(5,347)	-	(6,881)	(6,163)

Other gains (losses):
Net unrealized gains (losses) on derivatives	(22,497)	13,178	(24,695)	18,580
Net realized gains (losses) on derivatives	(19,792)	(5,391)	(25,540)	(10,921)
Net gains (losses) on derivatives	(42,289)	7,787	(50,235)	7,659
Net unrealized gains (losses) on interest-only RMBS	5,791	(12,974)	20,801	(13,987)
Net realized gains (losses) on sales of investments	(4,339)	54,117	4,038	54,123
Gain on deconsolidation	47,846	-	47,846	-
Loss on Extinguishment of Debt	-	-	(2,184)	-
Total other gains (losses)	7,009	48,930	20,266	47,795
Net investment income (loss)	115,300	149,884	225,265	239,552

Other expenses:
Management fees	6,271	6,498	12,492	12,947
Expense recoveries from Manager	(2,164)	(3,315)	(2,845)	(5,170)
Net management fees	4,107	3,183	9,647	7,777
Provision for loan losses, net	214	(1,703)	533	(1,279)
General and administrative expenses	6,210	5,197	9,946	10,044
Total other expenses	10,531	6,677	20,126	16,542
Income (loss) before income taxes	104,769	143,207	205,139	223,010
Income taxes	-	-	2	2
Net income (loss)	$104,769	$143,207	$205,137	$223,008

Net income (loss) per share available to common shareholders:
Basic	$0.10	$0.14	$0.20	$0.22
Diluted	$0.10	$0.14	$0.20	$0.22

Weighted average number of common shares outstanding:
Basic	1,027,208,949	1,027,066,041	1,027,235,633	1,027,052,341
Diluted	1,027,534,449	1,027,593,441	1,027,561,456	1,027,594,472

Dividends declared per share of common stock	$0.09	$0.09	$0.18	$0.18

Comprehensive income (loss):
Net income (loss)	$104,769	$143,207	$205,137	$223,008
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	100,647	(22,582)	138,150	95,012
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	5,347	-	6,881	6,163
Reclassification adjustment for net realized losses (gains) included in net income (loss)	37	(54,117)	(8,340)	(54,123)
Reclassification adjustment for gain on deconsolidation included in net income	(47,846)	-	(47,846)	-
Other comprehensive income (loss)	58,185	(76,699)	88,845	47,052
Comprehensive income (loss)	$162,954	$66,508	$293,982	$270,060

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 2012	$10,268	$3,604,554	$989,936	$(1,062,279)	$3,542,479
Net income	-	-	-	223,008	223,008
Unrealized gains (losses) on available-for-sale securities, net	-	-	95,012	-	95,012
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	6,163	-	6,163
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(54,123)	-	(54,123)
Proceeds from restricted stock grants	3	160	-	-	163
Common dividends declared, $0.18 per share	-	-	-	(184,869)	(184,869)
Balance, June 30, 2013	$10,271	$3,604,714	$1,036,988	$(1,024,140)	$3,627,833

Balance, December 31, 2013	$10,272	$3,605,241	$990,803	$(1,274,806)	$3,331,510
Net income	-	-	-	205,137	205,137
Unrealized gains (losses) on available-for-sale securities, net	-	-	138,150	-	138,150
Reclassification adjustment for net losses included in net income (loss) for other-than-temporary credit impairment losses	-	-	6,881	-	6,881
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(8,340)	-	(8,340)
Reclassification adjustment for gain on deconsolidation included in net income	-	-	(47,846)	-	(47,846)
Proceeds from restricted stock grants	1	117	-	-	118
Common dividends declared, $0.18 per share	-	-	-	(184,909)	(184,909)
Balance, June 30, 2014	$10,273	$3,605,358	$1,079,648	$(1,254,578)	$3,440,701

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$205,137	$223,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(39,925)	(40,603)
Amortization of deferred financing costs	1,177	3,850
Accretion (amortization) of securitized debt discounts/premiums, net	5,064	4,753
Net unrealized losses (gains) on derivatives	24,695	(18,580)
Net realized losses (gains) on option contracts settled	1,246	-
Proceeds (payments) for derivative sales and settlements	5,477	-
Margin (paid) received on derivatives	(99,817)	-
Net unrealized losses (gains) on interest-only RMBS	(20,801)	13,987
Net realized losses (gains) on sales of investments	(4,038)	(54,123)
Gain on deconsolidation	(47,846)	-
Net other-than-temporary credit impairment losses	6,881	6,163
Loss on extinguishment of securitized debt	2,184	-
Provision for loan losses, net	533	(1,279)
Equity-based compensation expense	118	163
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(10,176)	1,795
Decrease (increase) in other assets	(2,420)	675
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(767)	1,129
Increase (decrease) in investment management fees and expenses payable to affiliate	622	(1,877)
Increase (decrease) in accrued interest payable, net	6,888	(3,008)
Net cash provided by (used in) operating activities	$34,232	$136,053
Cash Flows From Investing Activities:
Agency RMBS portfolio:
Purchases	$(4,333,388)	$(934,685)
Sales	578,848	285,698
Principal payments	121,100	300,187
Non-Agency RMBS portfolio:
Purchases	(188,779)	(174,661)
Sales	49,446	143,864
Principal payments	16,927	3,323
Non-Agency RMBS transferred to consolidated VIEs:
Sales	212,394	-
Principal payments	141,323	230,947
Securitized loans held for investment:
Principal payments	67,423	367,765
Net cash provided by (used in) investing activities	$(3,334,706)	$222,438
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$8,805,230	$3,633,247
Payments on repurchase agreements	(4,899,237)	(3,683,131)
Payments on securitized debt borrowings, collateralized by loans held for investment	(65,545)	(363,451)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(97,302)	(213,292)
Repurchase of securitized debt borrowings, collateralized by Non-Agency RMBS	(56,072)	-
Common dividends paid	(390,358)	(184,864)
Net cash provided by (used in) financing activities	$3,296,716	(811,491)
Net increase (decrease) in cash and cash equivalents	(3,758)	(453,000)
Cash and cash equivalents at beginning of period	77,629	621,153
Cash and cash equivalents at end of period	$73,871	$168,153

Supplemental disclosure of cash flow information:
Interest received	$202,267	$214,552
Interest paid	$29,976	$49,846
Management fees and expenses paid to affiliate	$11,870	$14,824

Non-cash investing activities:
Payable for investments purchased	$2,030,128	$-
Net change in unrealized gain (loss) on available-for sale securities	$88,845	$47,052

Non-cash financing activities:
Common dividends declared, not yet paid	$92,455	$92,436

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

Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.4% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at June 30, 2014 and December 31, 2013.

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

(e) Interest-Only RMBS

The Company invests in IO Agency and Non-Agency RMBS strips (“IO RMBS strips”).  IO RMBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company has elected the fair value option to account for IO RMBS strips to simplify the reporting of changes in fair value.  The IO RMBS strips are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Interest income on IO RMBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium or discount is calculated in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on interest-only RMBS on the Consolidated Statement of Operations and Comprehensive Income (Loss).  Included in Non-Agency RMBS transferred to VIEs, at fair value on the Consolidated Statements of Financial Condition are IO RMBS strips carried at fair value with changes in fair value reflected in earnings of $12 million as of June 30, 2014 and December 31, 2013.  Interest income reported on IO securities was $8 million and $7 million for the quarters ended June 30, 2014 and 2013, respectively.  Interest income reported on IO securities was $18 million and $10 million for the six months ended June 30, 2014 and 2013, respectively.

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

(m) Income Taxes

The Company has elected to be taxed as a REIT and intends to comply with the provision of the Code, with respect thereto.  Accordingly, the Company will not be subject to federal, state or local income tax to the extent that qualifying distributions are made to stockholders and as long as certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost. The Company, CIM Trading and CIM Funding TRS made joint elections to treat CIM Trading and CIM Funding TRS as TRS’s. As such, CIM Trading and CIM Funding TRS are taxable as domestic C corporations and subject to federal, state, and local income taxes based upon their respective taxable income.

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination.  The Company does not have any unrecognized tax benefits that would affect its financial position or require disclosure.  No accruals for penalties and interest were necessary as of June 30, 2014 or December 31, 2013.

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

Transfers and Servicing (Subtopic 860)

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.  The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements.  The ASU defines a repurchase-to-maturity transaction as a repo that (1) settles at the maturity of the transferred financial asset and (2) does not require the transferor to reacquire the transferred financial asset.   In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions.  The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.  The guidance in this update will be effective for the Company beginning January 1, 2015, except for the disclosure requirements for transactions accounted for as secured borrowings, which are required to be presented by the Company in the second quarter of 2015.  As of June 30, 2014 and December 31, 2013, the Company does not have any repurchase-to-maturity transactions or any linked repurchase financing transactions, therefore, the Company expects that this standard will impact disclosures only and will not have a significant impact on the consolidated financial statements of the Company.

3.   Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, subordinated IO, and Non-Agency RMBS transferred to consolidated VIEs.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the reporting date.  The total fair value of the Non-Agency RMBS that are held by consolidated re-securitization trusts was $2.7 billion and $3.0 billion at June 30, 2014 and December 31, 2013, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of June 30, 2014 and December 31, 2013, by asset class.

June 30, 2014
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$317,544	$-	$(99,313)	$218,231	$230,465	$12,251	$(17)	$12,234
Senior interest-only	5,605,322	252,851	-	252,851	220,131	14,739	(47,459)	(32,720)
Subordinated	807,222	-	(465,550)	341,672	485,544	144,534	(662)	143,872
Subordinated interest-only	266,766	13,364	-	13,364	15,609	2,717	(472)	2,245
RMBS transferred to consolidated VIEs	3,471,222	6,989	(1,568,428)	1,834,492	2,682,308	847,816	-	847,816
Agency RMBS
Pass-through	7,522,103	374,289	-	7,896,392	7,976,923	103,000	(22,469)	80,531
Interest-only	219,301	41,273	-	41,273	38,627	329	(2,975)	(2,646)
Total	$18,209,480	$688,766	$(2,133,291)	$10,598,275	$11,649,607	$1,125,386	$(74,054)	$1,051,332

December 31, 2013
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$128,217	$-	$(39,395)	$88,822	$89,687	$974	$(109)	$865
Senior interest-only	5,742,781	283,271	-	283,271	229,065	11,802	(66,008)	(54,206)
Subordinated	830,632	-	(490,400)	340,232	457,569	119,233	(1,896)	117,337
Subordinated interest-only	274,462	14,666	-	14,666	16,571	2,483	(578)	1,905
RMBS transferred to consolidated VIEs	3,912,376	7,490	(1,763,401)	2,075,628	2,981,571	905,943	-	905,943
Agency RMBS
Pass-through	1,898,131	90,843	(5,004)	1,983,970	1,954,796	22,320	(51,494)	(29,174)
Interest-only	247,344	43,766	-	43,766	42,782	332	(1,316)	(984)
Total	$13,033,943	$440,036	$(2,298,200)	$4,830,355	$5,772,041	$1,063,087	$(121,401)	$941,686

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,726,475	$2,014,789	$1,794,577	$2,107,387
Purchases	15,275	-	39,564	-
Accretion	(73,164)	(82,995)	(150,449)	(168,930)
Reclassification (to) from non-accretable difference	53,356	18,297	39,376	11,665
Sales and deconsolidation	(91,789)	(28,404)	(92,915)	(28,435)
Balance at end of period	$1,630,153	$1,921,687	$1,630,153	$1,921,687

The table below presents the outstanding principal balance and related amortized cost at June 30, 2014 and December 31, 2013 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	June 30, 2014	December 31, 2013
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,936,908	$4,508,475
End of period	$3,664,543	$3,949,664

Amortized cost:
Beginning of period	$2,043,076	$2,268,751
End of period	$1,891,872	$2,027,738

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

June 30, 2014
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$13,534	$(17)	1	$-	$-	-	$13,534	$(17)	1
Senior interest-only	46,481	(7,236)	39	93,967	(40,223)	43	140,448	(47,459)	82
Subordinated	-	-	-	11,398	(662)	3	11,398	(662)	3
Subordinated interest-only	1,291	(472)	3	-	-	-	1,291	(472)	3
RMBS transferred to consolidated VIEs	-	-	-	-	-	-	-	-	-
Agency RMBS
Pass-through	212,680	(87)	3	738,346	(22,382)	14	951,026	(22,469)	17
Interest-only	23,682	(1,099)	3	10,896	(1,876)	3	34,578	(2,975)	6
Total	$297,668	$(8,911)	49	$854,607	$(65,143)	63	$1,152,275	$(74,054)	112

December 31, 2013
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$28,163	$(109)	3	$-	$-	-	$28,163	$(109)	3
Senior interest-only	119,913	(35,252)	54	45,167	(30,756)	28	165,080	(66,008)	82
Subordinated	-	-	-	17,661	(1,896)	2	17,661	(1,896)	2
Subordinated interest-only	1,062	(578)	2	-	-	-	1,062	(578)	2
RMBS transferred to consolidated VIEs	-	-	-	-	-	-	-	-	-
Agency RMBS
Pass-through	1,126,881	(51,494)	30	-	-	-	1,126,881	(51,494)	30
Interest-only	22,246	(1,018)	4	491	(298)	3	22,737	(1,316)	7
Total	$1,298,265	$(88,451)	93	$63,319	$(32,950)	33	$1,361,584	$(121,401)	126

At June 30, 2014, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2014.

Gross unrealized losses on the Company’s Agency RMBS were $25 million and $53 million at June 30, 2014 and December 31, 2013, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2014 and December 31, 2013, unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS IO strips which are accounted for under the fair value option with changes in fair value recorded in earnings) were $1 million and $2 million at June 30, 2014 and December 31, 2013, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and six months ended June 30, 2014 and 2013 is presented below.

	For the Quarter Ended
	June 30, 2014	June 30, 2013
	(dollars in thousands)
Total other-than-temporary impairment losses	$(3,813)	$-
Portion of loss recognized in other comprehensive income (loss)	(1,534)	-
Net other-than-temporary credit impairment losses	$(5,347)	$-

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(dollars in thousands)
Total other-than-temporary impairment losses	$(4,213)	$-
Portion of loss recognized in other comprehensive income (loss)	(2,668)	(6,163)
Net other-than-temporary credit impairment losses	$(6,881)	$(6,163)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	June 30, 2014	June 30, 2013
	(dollars in thousands)
Cumulative credit loss beginning balance	$521,483	$513,946
Additions:
Other-than-temporary impairments not previously recognized	5,347	-
Reductions for securities sold or deconsolidated during the period	(11,214)	(10,760)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	-	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(3,033)	(4,934)
Cumulative credit loss ending balance	$512,583	$498,252

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(dollars in thousands)
Cumulative credit loss beginning balance	$524,432	$510,089
Additions:
Other-than-temporary impairments not previously recognized	6,881	712
Reductions for securities sold or deconsolidated during the period	(12,884)	(11,119)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	-	5,451
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(5,846)	(6,881)
Cumulative credit impairment loss ending balance	$512,583	$498,252

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Loss Severity
Weighted Average	73%	45%
Range	43% - 80%	41% - 69%

60+ days delinquent
Weighted Average	32%	16%
Range	17% - 47%	0% - 34%

Credit Enhancement (1)
Weighted Average	3%	10%
Range	0% - 14%	0% - 48%

3 Month CPR
Weighted Average	8%	18%
Range	2% - 11%	0% - 25%

12 Month CPR
Weighted Average	11%	20%
Range	6% - 19%	9% - 35%

(1)	Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at June 30, 2014 and December 31, 2013.  IO RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying principal balance of specific securities.  At June 30, 2014, IO RMBS had a net unrealized loss of $28 million and had an amortized cost of $314 million.  At December 31, 2013, IO RMBS had a net unrealized loss of $49 million and had an amortized cost of $349 million. The fair value of IOs at June 30, 2014 and December 31, 2013 was $286 million, and $300 million, respectively. All changes in fair value of IOs are reflected in Net income (loss).

June 30, 2014
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$12,251	$-	$12,251	$(17)	$-	$(17)
Senior interest-only	-	14,739	14,739	-	(47,459)	(47,459)
Subordinated	144,534	-	144,534	(662)	-	(662)
Subordinated interest-only	-	2,717	2,717	-	(472)	(472)
RMBS transferred to consolidated VIEs	843,011	4,805	847,816	-	-	-
Agency RMBS
Pass-through	103,000	-	103,000	(22,469)	-	(22,469)
Interest-only	-	329	329	-	(2,975)	(2,975)
Total	$1,102,796	$22,590	$1,125,386	$(23,148)	$(50,906)	$(74,054)

December 31, 2013
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$974	$-	$974	$(109)	$-	$(109)
Senior interest-only	-	11,802	11,802	-	(66,008)	(66,008)
Subordinated	119,233	-	119,233	(1,896)	-	(1,896)
Subordinated interest-only	-	2,483	2,483	-	(578)	(578)
RMBS transferred to consolidated VIEs	901,773	4,170	905,943	-	-	-
Agency RMBS
Pass-through	22,320	-	22,320	(51,494)	-	(51,494)
Interest-only	2	330	332	-	(1,316)	(1,316)
Total	$1,044,302	$18,785	$1,063,087	$(53,499)	$(67,902)	$(121,401)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$317,544	$68.72	$72.58	1.9%	5.0%
Senior, interest only	$5,605,322	$4.51	$3.93	1.6%	12.4%
Subordinated	$807,222	$42.33	$60.15	3.0%	13.1%
Subordinated, interest only	$266,766	$5.01	$5.85	1.1%	11.7%
RMBS transferred to consolidated variable interest entities	$3,471,222	$54.02	$78.99	4.6%	16.9%
Agency Mortgage-Backed Securities
Pass-through	$7,522,103	$104.98	$106.56	3.9%	3.1%
Interest-only	$219,301	$18.82	$17.61	3.3%	4.8%

(1) Bond Equivalent Yield at period end.

	December 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$128,217	$69.27	$69.95	1.4%	5.9%
Senior, interest only	$5,742,781	$4.93	$3.99	1.4%	17.2%
Subordinated	$830,632	$40.96	$55.09	2.9%	13.5%
Subordinated, interest only	$274,462	$5.34	$6.04	1.7%	9.0%
RMBS transferred to consolidated variable interest entities	$3,912,376	$54.17	$77.82	4.7%	15.8%
Agency Mortgage-Backed Securities
Pass-through	$1,898,131	$104.52	$105.24	3.6%	3.3%
Interest-only	$247,344	$17.69	$17.30	3.2%	5.3%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
AAA	0.9%	0.0%
AA	0.5%	0.7%
A	0.0%	0.0%
BBB	0.4%	0.0%
BB	1.8%	1.4%
B	4.1%	4.3%
Below B or not rated	92.3%	93.6%
Total	100.0%	100.0%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at June 30, 2014 and December 31, 2013 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

June 30, 2014
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$3,475	$45,531	$114,469	$66,990	$230,465
Senior interest-only	561	60,617	122,899	36,054	220,131
Subordinated	2,164	92,838	269,407	121,135	485,544
Subordinated interest-only	-	-	9,704	5,905	15,609
RMBS transferred to consolidated VIEs	-	305,598	1,601,161	775,549	2,682,308
Agency RMBS
Pass-through	-	677,111	7,299,812	-	7,976,923
Interest-only	-	544	38,083	-	38,627
Total fair value	$6,200	$1,182,239	$9,455,535	$1,005,633	$11,649,607
Amortized cost
Non-Agency RMBS
Senior	$3,310	$42,449	$109,923	$62,549	$218,231
Senior interest-only	1,119	71,163	141,538	39,031	252,851
Subordinated	1,740	70,066	191,607	78,259	341,672
Subordinated interest-only	-	-	8,916	4,448	13,364
RMBS transferred to consolidated VIEs	-	232,553	1,087,722	514,217	1,834,492
Agency RMBS
Pass-through	-	655,843	7,240,549	-	7,896,392
Interest-only	-	706	40,567	-	41,273
Total amortized cost	$6,169	$1,072,780	$8,820,822	$698,504	$10,598,275

December 31, 2013
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$29,283	$60,404	$-	$89,687
Senior interest-only	376	103,688	96,968	28,033	229,065
Subordinated	3,359	63,177	321,333	69,700	457,569
Subordinated interest-only	-	-	14,862	1,709	16,571
RMBS transferred to consolidated VIEs	5,724	276,752	1,986,879	712,216	2,981,571
Agency RMBS
Pass-through	-	20,375	1,808,346	126,075	1,954,796
Interest-only	54	636	42,092	-	42,782
Total fair value	$9,513	$493,911	$4,330,884	$937,733	$5,772,041
Amortized cost
Non-Agency RMBS
Senior	$-	$28,900	$59,922	$-	$88,822
Senior interest-only	1,017	131,159	117,008	34,087	283,271
Subordinated	2,877	50,483	243,350	43,522	340,232
Subordinated interest-only	-	-	13,344	1,322	14,666
RMBS transferred to consolidated VIEs	4,744	211,925	1,356,981	501,978	2,075,628
Agency RMBS
Pass-through	-	18,608	1,837,611	127,751	1,983,970
Interest-only	122	825	42,819	-	43,766
Total amortized cost	$8,760	$441,900	$3,671,035	$708,660	$4,830,355

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  The Company categorizes collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when the Company purchased the security more typically resembles Alt-A.  The Company defines Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% or the current weighted average FICO scores between 585 and 700.  At June 30, 2014 and December 31, 2013, 93% and 97% of the Non-Agency RMBS collateral was Alt-A, respectively and the weighted average FICO score was 698 for both periods.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
Weighted average maturity (years)		22.9		24.1
Weighted average amortized loan to value (1)		68.9%		69.4%
Weighted average FICO (2)		685		710
Weighted average loan balance (in thousands)		$386		$385
Weighted average percentage owner occupied		83.8%		84.0%
Weighted average percentage single family residence		65.5%		65.4%
Weighted average current credit enhancement		1.7%		1.6%
Weighted average geographic concentration of top five states	CA	32.9%	CA	33.4%
	FL	8.7%	FL	9.1%
	NY	8.1%	NY	7.1%
	NJ	2.9%	NJ	3.0%
	MD	2.6%	MD	2.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2014 and December 31, 2013.

Origination Year	June 30, 2014	December 31, 2013
1999	0.2%	0.0%
2000	0.6%	0.6%
2001	2.0%	1.2%
2002	0.4%	1.0%
2003	1.1%	1.4%
2004	3.9%	3.6%
2005	20.4%	17.8%
2006	29.4%	32.2%
2007	39.0%	40.1%
2008	2.1%	2.1%
2013	0.9%	0.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income.  The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and six months ended June 30, 2014 and 2013 are as follows:

	For the Quarter Ended
	June 30, 2014	June 30, 2013
	(dollars in thousands)
Proceeds from sales	$33,212	$429,380

Gross realized gains	29	54,117
Gross realized losses	(4,368)	-
Net realized gain	$(4,339)	$54,117

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(dollars in thousands)
Proceeds from sales	$133,468	$429,562

Gross realized gains	8,498	54,126
Gross realized losses	(4,460)	(3)
Net realized gain	$4,038	$54,123

4.   Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.  The securitized loans held for investment are carried at their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses. The following table provides a summary of the changes in the carrying value of securitized loans held for investment at June 30, 2014 and December 31, 2013:

	For the Six Months Ended	For the Year Ended
	June 30, 2014	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$783,484	$1,300,131
Purchases	-	-
Principal paydowns	(67,423)	(507,683)
Net periodic amortization (accretion)	(1,057)	(10,763)
Change to loan loss provision	(533)	1,799
Balance, end of period	$714,471	$783,484

The following table represents the Company’s securitized residential mortgage loans classified as held for investment at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Securitized loans, at amortized cost	$723,089	$792,547
Less: allowance for loan losses	8,618	9,063
Securitized loans held for investment	$714,471	$783,484

The securitized loan portfolio is collateralized by prime, jumbo, first lien residential mortgages of which 41% were originated during 2012, 37% were originated during 2011, 6% during 2010, and the remaining 16% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	June 30, 2014		December 31, 2013
Number of loans		972		1,053
Weighted average maturity (years)		26.9		27.3
Weighted average loan to value (1)		71.6%		71.7%
Weighted average FICO (2)		766		766
Weighted average loan balance (in thousands)		$728		$737
Weighted average percentage owner occupied		95.3%		94.7%
Weighted average percentage single family residence		70.6%		70.0%
Weighted average geographic concentration of top five states	CA	34.9%	CA	34.7%
	VA	5.6%	VA	5.6%
	NJ	5.3%	NY	5.5%
	NY	4.9%	NJ	5.1%
	MD	4.9%	TX	4.9%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio at June 30, 2014 and December 31, 2013:

	For the Six Months Ended	For the Year Ended
	June 30, 2014	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$9,063	$11,624
Provision for loan losses	533	(1,799)
Charge-offs	(978)	(762)
Balance, end of period	$8,618	$9,063

The Company has established an allowance for loan losses related to securitized loans that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at June 30, 2014 and December 31, 2013 was $4 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at June 30, 2014 and December 31, 2013 was $5 million, respectively.

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $25 million and $26 million at June 30, 2014 and December 31, 2013, respectively.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at June 30, 2014 and December 31, 2013 was $18 million and $19 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $683 million and $750 million at June 30, 2014 and December 31, 2013, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at June 30, 2014 and December 31, 2103 was $696 million and $765 million, respectively.  Interest income on impaired loans is not significant.

The following table summarizes the outstanding principal balance of loans 30 days delinquent and greater as reported by the servicer at June 30, 2014 and December 31, 2013.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
June 30, 2014	$571	$1,720	$4,691	$0	$6,535	$816	$14,333
December 31, 2013	$999	$570	$2,087	$473	$7,530	$1,179	$12,838

With the exception of its ability to approve certain loan modifications, the Company is not involved with the servicing or modification of loans held for investment.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for loans held for investment due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the quarters ended June 30, 2014 and 2013.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre- modification)	Unpaid Principal Balance of Modified Loans (Post- modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
Six Months Ended
June 30, 2014	2	$1,139	$1,256	$1,173	$1,173	$0
June 30, 2013	3	$2,349	$2,358	$2,248	$2,248	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the quarter ended June 30, 2014, the Company determined that all loans modified by the servicer were considered TDRs, as defined under GAAP. A TDR is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the quarters ended June 30, 2014 and 2013 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDRs, the $4 million specific reserve related to TDRs as of June 30, 2014 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.  If there are further modifications, the reduction of the cashflow is reflected in the provision for loan losses.

As of June 30, 2014, there were no loans that were modified in the past twelve months and delinquent on scheduled payments.

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

Derivatives

Interest Rate Swaps

The Company determines the fair value of its interest rate swaps based on the net present value of future cash flows of the swap.  The Company compares its own estimate of fair value to dealer quotes received to evaluate for reasonableness.  The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by the Company by incorporating such factors as the term to maturity, Treasury curve, overnight index swap rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified the characteristics used to determine the fair value of interest rate swaps as Level 2 inputs in the fair value hierarchy.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2014 and December 31, 2013 is presented below.

June 30, 2014
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$230,465	$-	$230,465
Senior interest-only	-	-	220,131	-	$220,131
Subordinated	-	-	485,544	-	$485,544
Subordinated interest-only	-	-	15,609	-	$15,609
RMBS transferred to consolidated VIEs	-	-	2,682,308	-	$2,682,308
Agency RMBS
Pass-through	-	7,976,923	-	-	$7,976,923
Interest-only	-	38,627	-	-	$38,627

Liabilities:
Derivatives, net	(2,637)	(45,968)	(1,137)	24,417	(25,325)
Total	$(2,637)	$7,969,582	$3,632,920	$24,417	$11,624,282

December 31, 2013
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$89,687	$-	$89,687
Senior interest-only	-	-	229,065	-	$229,065
Subordinated	-	-	457,569	-	$457,569
Subordinated interest-only	-	-	16,571	-	$16,571
RMBS transferred to consolidated VIEs	-	-	2,981,571	-	$2,981,571
Agency RMBS
Pass-through	-	1,954,796	-	-	$1,954,796
Interest-only	-	42,782	-	-	$42,782
Derivatives, net	10,629	-	-	(2,534)	$8,095

Liabilities:
Derivatives, net	-	(30,199)	-	-	$(30,199)
Total	$10,629	$1,967,379	$3,774,463	$(2,534)	$5,749,937

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at June 30, 2014 and December 31, 2013.

Fair Value Reconciliation, Level 3

	For the Six Months Ended
	June 30, 2014
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Total
Beginning balance Level 3 assets	$3,774,463	$-	$3,774,463
Transfers in to Level 3 assets	-	-	-
Transfers out of Level 3 assets	-	-	-
Purchases	188,779	-	188,779
Principal payments	(159,117)	-	(159,117)
Sales and Settlements	(260,973)	(8,374)	(269,347)
Accretion of purchase discounts	49,884	-	49,884
Gains (losses) included in net income
Other than temporary credit impairment losses	(6,881)	-	(6,881)
Realized gains (losses) on sales and settlements	(1,655)	2,898	1,243
Realized gain on deconsolidation	47,846	-	47,846
Net unrealized gains (losses) included in income	22,462	-	22,462
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(20,751)	4,339	(16,412)
Ending balance Level 3 assets	$3,634,057	$(1,137)	$3,632,920

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

There were no transfers to or from Level 3 for the quarter ended June 30, 2014 and for year ended December 31, 2013.

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

The discount rate refers to the interest rate used in the discounted cash flow analysis to determine the present value of future cash flows. The discount rate takes into account not just the time value of money, but also the risk or uncertainty of future cash flows.  An increased uncertainty of future cash flows results in a higher discount rate.  The discount rate used to calculate the present value of the expected future cash flows is based on the discount rate implicit in the security as of the last measurement date.  As discount rates move up, the discounted cash flows are reduced.

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS as of June 30, 2014 and December 31, 2013 follows:

	June 30, 2014				December 31, 2013
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
	Range				Range
Non-Agency RMBS
Senior	4.9%	1% - 8%	0% - 33%	50% - 85%	6.4%	1% - 6%	0% - 33%	50% - 85%
Senior interest-only	13.5%	2% - 26%	0% - 34%	50% - 85%	14.1%	1% - 28%	0% - 33%	50% - 85%
Subordinated	6.1%	2% - 24%	0% - 33%	50% - 85%	6.1%	1% - 22%	0% - 38%	50% - 85%
Subordinated interest-only	13.7%	3% - 10%	0% - 18%	50% - 68%	12.7%	2% - 13%	0% - 18%	50% - 73%
RMBS transferred to consolidated VIEs	4.6%	1% - 18%	0% - 32%	50% - 85%	5.3%	1% - 20%	0% - 33%	50% - 85%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

	June 30, 2014
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	714,471	703,455
Repurchase agreements	2	(5,564,554)	(5,571,505)
Securitized debt, collateralized by Non-Agency RMBS	3	(787,162)	(800,457)
Securitized debt, collateralized by loans held for investment	3	(604,655)	(591,967)

	December 31, 2013
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	783,484	762,550
Repurchase agreements	2	(1,658,561)	(1,660,941)
Securitized debt, collateralized by Non-Agency RMBS	3	(933,732)	(940,712)
Securitized debt, collateralized by loans held for investment	3	(669,981)	(647,628)

6.   Repurchase Agreements

The Company had outstanding $5.6 billion and $1.7 billion of repurchase agreements with weighted average borrowing rates of 0.44% and 0.44% and weighted average remaining maturities of 75 days and 58 days as of June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014 and December 31, 2013, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $5.6 billion and $1.7 billion, respectively. At June 30, 2014, Non-Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $542 million.  There were no Non-Agency RMBS pledged as collateral at December 31, 2013.  The average daily balances of the Company’s repurchase agreements for the quarters ended June 30, 2014 and December 31, 2013 were $3.1 billion and $1.5 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At June 30, 2014 and December 31, 2013, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Overnight	$-	$-
1-29 days	1,694,284	644,332
30 to 59 days	1,085,418	606,945
60 to 89 days	1,684,618	-
90 to 119 days	63,545	129,049
Greater than or equal to 120 days	1,036,689	278,235
Total	$5,564,554	$1,658,561

At June 30, 2014 and December 31, 2013, the Company did not have an amount at risk under its repurchase agreements greater than 15% of its equity with any counterparty.

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

At June 30, 2014 and December 31, 2013 the Company’s securitized debt collateralized by residential mortgage loans had a principal balance of $605 million and $670 million, respectively.  At June 30, 2014 and December 31, 2014 the debt carried a weighted average cost of financing equal to 3.28% and 3.31% respectively.  The debt matures between the years 2023 and 2042.

At June 30, 2014 and December 31, 2013 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $815 million and $966 million, respectively.    At June 30, 2014 and December 31, 2013, the debt carried a weighted average cost of financing equal to 4.26%, respectively.  The debt matures between the years 2035 and 2047.

During the first quarter of 2014, the Company acquired securitized debt collateralized by Non-Agency RMBS with an outstanding principal balance of $54 million for $56 million in cash.  This transaction resulted in a loss on the extinguishment of debt of $2 million.  This loss is reflected in earnings for the six months ended June 30, 2014.

The carrying value of securitized debt is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The following table presents the estimated principal repayment schedule of the securitized debt at June 30, 2014 and December 31, 2013, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Within One Year	$295,142	$370,250
One to Three Years	405,518	497,943
Three to Five Years	228,650	264,456
Greater Than or Equal to Five Years	376,409	396,916
Total	$1,305,719	$1,529,565

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

As of June 30, 2014, the Company’s Consolidated Statements of Financial Condition includes consolidated VIEs with $3.4 billion of assets and $1.4 billion of liabilities.  As of December 31, 2013, the Company’s Consolidated Statements of Financial Condition includes consolidated VIEs with $3.8 billion of assets and $1.6 billion of liabilities.

During the first quarter of 2014, the Company sold all of its interests in a consolidated VIE to an unrelated third party.  Subsequent to this sale, the purchaser of the interests in this VIE liquidated the VIE and took possession of the underlying securities of the original VIE for the purposes of creating a new re-securitization entity.  The Company agreed to acquire certain interests in the new re-securitization entity collateralized by the underlying securities of the original VIE.  These new interests acquired by the Company were evaluated for consolidation under GAAP.  The Company determined that the acquired interests in the new re-securitization entity represented variable interests in only specified assets of the new re-securitization entity as these specified assets are essentially the only source of payment for the related variable interests of the new re-securitization entity.  As the Company acquired 100% of  certain classes of the new resecuritization entity, it concluded that it was the primary beneficiary of certain specified assets and interests of the new re-securitization entity for which it owned 100% of the class and, therefore, consolidated the assets and liabilities related only to their interests acquired.

As the Company did not repurchase all of the interests in the new re-securitization entity, a gain of $48 million was recognized during the second quarter of 2014 related to the sale of its interests in the previously consolidated VIE which were not repurchased by the Company as part of the new re-securitization entity.  This gain is presented as a Gain on deconsolidation during the second quarter of 2014.

As of June 30, 2014, the balance sheet includes the underlying assets of the original consolidated VIE the Company agreed to repurchase from the new re-securitization entity; therefore, no gain or loss is recognized on that portion of the transaction.  All intercompany balances related to the consolidated interests are eliminated in consolidation.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The results of consolidation at June 30, 2014 is the inclusion of $2.7 billion of Non-Agency RMBS at fair value representing the underlying securities of the trusts, the inclusion of $714 million of securitized loans held for investment, the recognition of $787 million of securitized debt associated with Non-Agency RMBS transferred to consolidated VIEs and $605 million of securitized debt associated with loans held for investment. In addition, at June 30, 2014 the Company recognized $15 million and $5 million of accrued interest receivable and accrued interest payable, respectively, of the securitizations.

The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$2,682,308	$2,981,571
Securitized loans held for investment	714,471	783,484
Accrued interest receivable	14,681	17,173
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$787,162	$933,732
Securitized debt, collateralized by loans held for investment	604,655	669,981
Accrued interest payable	4,545	5,278

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented in the table below.

	For the Quarter Ended
	June 30, 2014	June 30, 2013
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$85,262	$93,936
Interest expense, Non-recourse liabilities of VIEs	(17,176)	(24,982)
Net interest income	$68,086	$68,954

Total other-than-temporary impairment losses	(479)	-
Portion of loss recognized in other comprehensive income (loss)	(3,471)	-
Net other-than-temporary credit impairment losses	$(3,950)	$-

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$170,473	$190,664
Interest expense, Non-recourse liabilities of VIEs	(37,875)	(51,978)
Net interest income	$132,598	$138,686

Total other-than-temporary impairment losses	(479)	-
Portion of loss recognized in other comprehensive income (loss)	(3,471)	(135)
Net other-than-temporary credit impairment losses	$(3,950)	$(135)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The Company’s investments in unconsolidated VIEs at June 30, 2014, ranged from less than $1 million to $45 million, with an aggregate amount of $952 million. The Company’s investments in unconsolidated VIEs at December 31, 2013, ranged from less than $1 million to $42 million, with an aggregate amount of $793 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $826 million at June 30, 2014 and $727 million at December 31, 2013. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment less any unamortized premiums or discounts as of the reporting date.

9.   Derivative Instruments

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps and Treasury futures.  The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest (“pay rate”) in exchange for the right to receive a floating rate of interest (“receive rate”) over a specified period of time.  Treasury futures are derivatives which track the prices of specific Treasury securities and are traded on an active exchange.  It is generally the Company’s policy to close out any Treasury futures positions prior to taking delivery of the underlying security.  The Company uses Treasury futures to lock in prices on the purchase or sale of Agency RMBS and to hedge changes in interest rates on its existing portfolio.

In addition to interest rate swaps, from time to time the Company purchases and sells mortgage options.  Mortgage options give the Company the right, but not the obligation, to buy or sell mortgage backed securities at a future date for a fixed price.  The Company uses mortgage options to lock in prices on the purchase or sale of Agency RMBS and to enhance investment returns.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2014 and December 31, 2013.

June 30, 2014

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$3,360,000	Derivatives, at fair value, net	$-	Derivatives, at fair value	$(24,188)
Mortgage Options	2,000,000	Derivatives, at fair value, net	-	Derivatives, at fair value	(1,137)
Treasury Futures	1,230,000	Derivatives, at fair value, net	-	Derivatives, at fair value	-
Total	$6,590,000		$-		$(25,325)

December 31, 2013

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$1,355,000	Derivatives, at fair value, net	$-	Derivatives, at fair value	$(30,199)
Treasury Futures	550,000	Derivatives, at fair value, net	8,095	Derivatives, at fair value	-
Total	$1,905,000		$8,095		$(30,199)

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

		For the Quarter Ended
		June 30, 2014	June 30, 2013

Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)	Net gains (losses) on derivatives	Net gains (losses) on derivatives
(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(19,834)	$13,178
Interest Rate Swaps	Net realized gains (losses) on derivatives	(12,061)	(5,391)
Mortgage Options	Net unrealized gains (losses) on derivatives	3,593	-
Mortgage Options	Net realized gains (losses) on derivatives	1,050	-
Treasury Futures	Net unrealized gains (losses) on derivatives	(6,256)	-
Treasury Futures	Net realized gains (losses) on derivatives	(8,781)	-
Total		$(42,289)	$7,787

		For the Six Months Ended
		June 30, 2014	June 30, 2013

Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)	Net gains (losses) on derivatives	Net gains (losses) on derivatives
(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(15,769)	$18,580
Interest Rate Swaps	Net realized gains (losses) on derivatives	(17,711)	(10,921)
Mortgage Options	Net unrealized gains (losses) on derivatives	4,339	-
Mortgage Options	Net realized gains (losses) on derivatives	1,653	-
Treasury Futures	Net unrealized gains (losses) on derivatives	(13,265)	-
Treasury Futures	Net realized gains (losses) on derivatives	(9,482)	-
Total		$(50,235)	$7,659

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2014 was 2.28% and the weighted average receive rate was 0.20%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2013 was 1.81% and the weighted average receive rate was 0.17%.

Certain of the Company’s interest rate swap and mortgage option contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value.  Cleared swaps are fair valued using internal pricing models and compared to the exchange market values. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2014 is approximately $53 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

During the quarters ended June 30, 2014 and 2013, the Company declared dividends to common shareholders totaling $92 million, or $0.09 per share.  During the six months ended June 30, 2014 and 2013, the Company declared dividends to common shareholders totaling $185 million, or $0.18 per share.

Earnings per share for the quarters and six months ended June 30, 2014 and 2013, respectively, are computed as follows:

	For the Quarter Ended
	June 30, 2014	June 30, 2013
	(dollars in thousands)
Numerator:
Net income	$104,769	$143,207
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$104,769	$143,207

Denominator:
Weighted average basic shares	1,027,208,949	1,027,066,041
Effect of dilutive securities	325,500	527,400
Weighted average diluted shares	1,027,534,449	1,027,593,441

Net income per average share attributable to common stockholders - Basic	$0.10	$0.14
Net income per average share attributable to common stockholders - Diluted	$0.10	$0.14

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(dollars in thousands)
Numerator:
Net income	$205,137	$223,008
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$205,137	$223,008

Denominator:
Weighted average basic shares	1,027,235,633	1,027,052,341
Effect of dilutive securities	325,823	542,131
Weighted average dilutive shares	1,027,561,456	1,027,594,472

Net income per average share attributable to common stockholders - Basic	$0.20	$0.22
Net income per average share attributable to common stockholders - Diluted	$0.20	$0.22

11.  Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the six months ended June 30, 2014 and 2013:

	June 30, 2014
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2013	$990,803	$990,803
OCI before reclassifications	138,150	138,150
Amounts reclassified from AOCI	(49,305)	(49,305)
Net current period OCI	88,845	88,845
Balance as of June 31, 2014	$1,079,648	$1,079,648

	June 30, 2013
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2012	$989,936	$989,936
OCI before reclassifications	95,012	95,012
Amounts reclassified from AOCI	(47,960)	(47,960)
Net current period OCI	47,052	47,052
Balance as of June 30, 2013	$1,036,988	$1,036,988

The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013

Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income (Loss)
Unrealized gains and losses on available-for-sale securities	(dollars in thousands)
	$8,340	$54,123	Net realized gains (losses) on sales of investments
	47,846	-	Realized gain on deconsolidation
	(6,881)	(6,163)	Net other-than-temporary credit impairment losses
	$49,305	$47,960	Income (loss) before income taxes
	-	-	Income taxes
	$49,305	$47,960	Net of tax

12.  Long Term Incentive Plan

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to employees of FIDAC and its affiliates and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  During the quarters ended June 30, 2014 and 2013, 22 thousand and 27 thousand shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively. During the six months ended June 30, 2014 and 2013, 37 thousand and 55 thousand shares of restricted stock issued by the Company to FIDAC's employees vested, respectively. As of June 30, 2014 there were 255 thousand remaining non-vested shares representing $812 thousand of total unrecognized compensation costs granted under the long term incentive plan, based on the closing price of the shares at quarter end.  That cost is expected to be recognized over a period of approximately 3.5 years.

13.  Income Taxes

For the quarter ended June 30, 2014, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860.  As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions.  The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS’s are subject to federal, state, and local taxes.

For the quarters ended June 30, 2014 and 2013, the Company did not recognize any income tax expense.  For the six months ended June 30, 2014 and 2013, the Company recorded income tax expense of $2 thousand, respectively.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition.  The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2014 and December 31, 2013.  The Company has no financial instruments subject to master netting arrangements, or similar arrangements, in an asset position on a gross basis.

	June 30, 2014
	(dollars in thousands)

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged	(¹)	Net Amount

Repurchase agreements	$(5,564,554)	$-	$(5,564,554)	$6,123,377	$-		$558,823
Interest Rate Swaps	(45,967)	21,779	(24,188)	31,568	58,236		65,616
Mortgage Options	(1,137)	-	(1,137)	-	-		(1,137)
Treasury Futures	(2,636)	2,636	-	-	14,632		14,632
Total Liabilities	$(5,614,294)	$24,415	$(5,589,879)	$6,154,945	$72,868		$637,934

(1) Included in other assets

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

15.  Management Agreement and Related Party Transactions

Management Agreement

The Company entered into a management agreement with FIDAC, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  Effective November 28, 2012, the management fee was reduced from 1.50% to 0.75% per annum of gross stockholders’ equity, which remained in effect until the Company was current on all of its filings required under applicable securities laws.

Management fees accrued and paid to FIDAC for the quarters ended June 30, 2014 and 2013 were $6 million, respectively.  Management fees accrued and paid to FIDAC for the six months ended June 30, 2014 and 2013 were $12 million and $13 million, respectively.

On August 8, 2014, the management agreement was amended and restated.  Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity.  In addition, FIDAC agreed to pay us a one-time fee reduction of approximately $24 million, which equals a base management fee equal to 0.75% per annum of gross stockholders’ equity as if it were in effect from January 1, 2012 through November 27, 2012.

The agreement provides for a two year term ending August 7, 2016 and may be automatically renewed for two year terms at each anniversary date unless at least two-thirds of the independent directors or the holders of a majority of the outstanding shares of common stock elects not to renew the agreement in their sole discretion and for any or no reason.  Unless the management agreement is terminated for “cause” or FIDAC terminates the management agreement, in the event that the management agreement is terminated or not renewed, the Company must pay to FIDAC a termination fee equal to two times the average annual management fee, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.  FIDAC will continue to provide services under the management agreement for a period not less than 180 days from the date the Company delivers the notice not to renew the management agreement.

The Company may also terminate the management agreement with 30 days’ prior notice from the Company’s board of directors, without payment of a termination fee, for cause or upon a change of control of Annaly or FIDAC, each as defined in the management agreement.  FIDAC may terminate the management agreement if the Company becomes required to register as an investment company under the Investment Company Act of 1940, as amended, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee.  FIDAC may also decline to renew the management agreement by providing the Company with 180-days’ written notice, in which case the Company would not be required to pay a termination fee.

The management agreement provides that FIDAC will pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for the quarters ended June 30, 2014 and 2013 is $2 million and $3 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.  The amount paid by FIDAC related to these expenses for the six months ended June 30, 2014 and 2013 is $3 million and $5 million, respectively.  As of June 30, 2014, $2 million of these expenses is included in other assets as a receivable from FIDAC.

The Company is obligated to reimburse FIDAC for costs incurred on the Company's behalf under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarters and six months ended June 30, 2014 and 2013, reimbursements to FIDAC were not significant.

RCap

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the quarters and six months ended June 30, 2014 and 2013, fees paid to RCAP were less than $1 million.

16.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure as of June 30, 2014 and December 31, 2013.

17.  Subsequent Events

The Board of Directors has determined that there will be a quarterly dividend of $0.09 per share for the third and fourth quarters of 2014.

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

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  At June 30, 2014, based on the amortized cost balance of our interest earning assets, approximately 70% of our investment portfolio was Agency RMBS, 24% of our investment portfolio was Non-Agency RMBS, and 6% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2013, based on the amortized cost balance of our interest earning assets, approximately 36% of our investment portfolio was Agency RMBS, 50% of our investment portfolio was Non-Agency RMBS, and 14% of our investment portfolio was securitized residential mortgage loans.  During the second quarter of 2014, we increased our Agency RMBS holdings by $6.0 billion, primarily financed with additional repurchase agreements.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code.  A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)).  We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the quarters ended June 30, 2014 and the years ended December 31, 2013 and 2012.  We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the quarter and six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income.  Therefore, for the quarter and six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012, we believe that we qualified as a REIT under the Code.

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

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and six months ended June 30, 2014 and 2013.

Net Income (Loss)
(dollars in thousands)
(unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Interest Income:
Interest income	$49,056	$33,629	$84,512	$62,696
Interest expense	(3,504)	(1,629)	(5,230)	(3,462)

Interest income, Assets of consolidated VIEs	85,262	93,936	170,473	190,664
Interest expense, Non-recourse liabilities of consolidated VIEs	(17,176)	(24,982)	(37,875)	(51,978)
Net interest income (expense)	113,638	100,954	211,880	197,920
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,813)	-	(4,213)	-
Portion of loss recognized in other comprehensive income (loss)	(1,534)	-	(2,668)	(6,163)
Net other-than-temporary credit impairment losses	(5,347)	-	(6,881)	(6,163)

Other gains (losses):
Net unrealized gains (losses) on derivatives	(22,497)	13,178	(24,695)	18,580
Net realized gains (losses) on derivatives	(19,792)	(5,391)	(25,540)	(10,921)
Net gains (losses) on derivatives	(42,289)	7,787	(50,235)	7,659
Net unrealized gains (losses) on interest-only RMBS	5,791	(12,974)	20,801	(13,987)
Net realized gains (losses) on sales of investments	(4,339)	54,117	4,038	54,123
Gain on deconsolidation	47,846	-	47,846	-
Loss on extinguishment of Debt	-	-	(2,184)	-
Total other gains (losses)	7,009	48,930	20,266	47,795
Net investment income (loss)	115,300	149,884	225,265	239,552

Other expenses:
Management fees	6,271	6,498	12,492	12,947
Expense recoveries from Manager	(2,164)	(3,315)	(2,845)	(5,170)
Net management fees	4,107	3,183	9,647	7,777
Provision for loan losses, net	214	(1,703)	533	(1,279)
General and administrative expenses	6,210	5,197	9,946	10,044
Total other expenses	10,531	6,677	20,126	16,542
Income (loss) before income taxes	104,769	143,207	205,139	223,010
Income taxes	-	-	2	2
Net income (loss)	$104,769	$143,207	$205,137	$223,008

Our net income decreased by $38 million to $105 million, or $0.10 per average basic common share, for the quarter ended June 30, 2014 as compared to $143 million, or $0.14 per average basic common share, for the quarter ended June 30, 2013.  The decrease in earnings for the quarter ended June 30, 2014 over the same period of 2013 is primarily attributable to an increase in the losses on derivatives of $50 million, from an $8 million gain for the quarter ended June 30, 2013 to a $42 million loss for the quarter ended June 30, 2014.  We have increased our derivative positions as we have increased our repurchase agreements.  Additionally, as interest rates have declined during the period, the realized and unrealized losses on derivatives have increased as compared to the same period of the prior year where interest rates were generally rising.  The increase in losses on derivatives of $50 million is partially offset by increased interest income, net of interest expense, of $13 million to $114 million for the quarter ended June 30, 2014 from $101 million for the quarter ended June 30, 2013.  The increase in net interest income is primarily due to increase in Agency RMBS during the second quarter as the Company has increased leverage to expand the portfolio.

Our net income decreased by $18 million to $205 million, or $0.20 per average basic common share, for the six months ended June 30, 2014 as compared to $223 million, or $0.22 per average basic common share, for the six months ended June 30, 2013.  The decrease in earnings for the six months ended June 30, 2014 over the same period of 2013 is primarily attributable to an increase in the losses on derivatives of $58 million, from an $8 million gain for the six months ended June 30, 2013 to a $50 million loss for the six months ended June 30, 2014.  The cause for the increased derivative losses is consistent with the quarter over quarter derivative losses.  The increase in losses on derivatives of $58 million is partially offset by increased interest income, net of interest expense, of $14 million to $212 million for the six months ended June 30, 2014 from $198 million for the six months ended June 30, 2013.  The increase in net interest income is primarily due to increased purchases of Agency RMBS during the second quarter as the Company has increased leverage to expand the portfolio.  In addition, the losses on derivatives are offset by $35 million in increased gains on interest-only RMBS from a $14 million loss for the six months ended June 30, 2013 to a $21 million gain for the six months ended June 30, 2014.  The fair values of Interest-only investments have generally increased during the six months ended June 30, 2014 as prepayment are expected to decline in the future, increasing the value of interest-only securities.

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

At June 30, 2014, the difference between GAAP book value and estimated economic book value was determined to be $266 million, or $0.26 per share.  At December 31, 2013, the difference between GAAP book value and estimated economic book value was determined to be $438 million, or $0.42 per share.  This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing and recorded at amortized cost on the statement of financial condition.  In these re-securitization transactions, we have generally retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts.  As the senior notes pay off, we expect the difference between our economic and our GAAP book value to decrease.  The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$230,465	$289,799	$520,264
Senior interest-only	220,131	74,284	294,415
Subordinated	485,544	1,374,462	1,860,006
Subordinated interest-only	15,609	193	15,802
RMBS transferred to consolidated VIEs	2,682,308	(2,682,308)	-
Agency RMBS, at fair value
Pass-through	7,976,923	-	7,976,923
Interest-only	38,627	-	38,627
Securitized loans held for investment, net of allowance for loan losses	714,471	(714,471)	-
Other assets	201,839	-	201,839
Total assets	$12,565,917	$(1,658,041)	$10,907,876

Liabilities:
Repurchase agreements, RMBS	5,564,554	-	5,564,554
Securitized debt, collateralized by Non-Agency RMBS	787,162	(787,162)	-
Securitized debt, collateralized by loans held for investment	604,655	(604,655)	-
Other liabilities (1)	2,168,845	-	2,168,845
Total liabilities	9,125,216	(1,391,817)	7,733,399

Total stockholders' equity	3,440,701	(266,224)	3,174,477
Total liabilities and stockholders' equity	$12,565,917	$(1,658,041)	$10,907,876

Book Value Per Share	$3.35	$(0.26)	$3.09

(1) Primarily payable for investments purchased.

	December 31, 2013
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$89,687	$12,365	$102,052
Senior interest-only	229,065	116,951	346,016
Subordinated	457,569	1,593,924	2,051,493
Subordinated interest-only	16,571	280	16,851
RMBS transferred to consolidated VIEs	2,981,571	(2,981,571)	-
Agency RMBS, at fair value
Pass-through	1,954,796	-	1,954,796
Interest-only	42,782	-	42,782
Securitized loans held for investment, net of allowance for loan losses	783,484	(783,484)	-
Other assets	380,556	-	380,556
Total assets	$6,936,081	$(2,041,535)	$4,894,546

Liabilities:
Repurchase agreements, RMBS	1,658,561	-	1,658,561
Securitized debt, collateralized by Non-Agency RMBS	933,732	(933,732)	-
Securitized debt, collateralized by loans held for investment	669,981	(669,981)	-
Other liabilities	342,297	-	342,297
Total liabilities	3,604,571	(1,603,713)	2,000,858

Total stockholders' equity	3,331,510	(437,822)	2,893,688
Total liabilities and stockholders' equity	$6,936,081	$(2,041,535)	$4,894,546

Book Value Per Share	$3.24	$(0.42)	$2.82

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

Portfolio Review

During the six months ended June 30, 2014, on an aggregate basis, we purchased $4.5 billion, sold $843 million, and received $347 million in principal payments related to our Agency RMBS, Non-Agency RMBS, and loans held for investment.  In addition, we used $219 million of proceeds from our assets to repay principal on our securitized debt during this same period.

The following table summarizes certain characteristics of our portfolio at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013

Interest earning assets at period-end (1)	$12,364,078	$6,555,525
Interest bearing liabilities at period-end	$6,956,371	$3,262,274
Leverage at period-end	2.6:1	1.0:1
Leverage at period-end (recourse)	2.4:1	0.5:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	23.5%	49.8%
Senior	1.9%	1.5%
Senior, interest only	2.2%	5.1%
Subordinated	3.0%	6.0%
Subordinated, interest only	0.1%	0.3%
RMBS transferred to consolidated VIEs	16.3%	36.9%
Agency RMBS	70.1%	36.1%
Pass-through	69.7%	35.3%
Interest-only	0.4%	0.8%
Securitized loans	6.4%	14.1%
Fixed-rate percentage of portfolio	88.0%	76.3%
Adjustable-rate percentage of portfolio	12.0%	23.7%
(1) Excludes cash and cash equivalents.

The following table presents details of each asset class in our portfolio at June 30, 2014 and December 31, 2013.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period- End	Weighted Average 12 Month CPR at Period- End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$317,544	$68.72	$72.58	1.9%	5.0%	9.2%	11.0%	32.7%	73.3%	9.8%	$716
Senior, interest only	$5,605,322	$4.51	$3.93	1.6%	12.4%	13.5%	14.8%	21.0%	52.4%	0.0%	$-
Subordinated	$807,222	$42.33	$60.15	3.0%	13.1%	15.1%	18.1%	17.2%	49.0%	12.3%	$5,639
Subordinated, interest only	$266,766	$5.01	$5.85	1.1%	11.7%	10.3%	16.1%	14.2%	46.3%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,471,222	$54.02	$78.99	4.6%	16.9%	10.4%	12.9%	24.4%	57.5%	1.3%	$27,596
Agency Mortgage-Backed Securities
Pass-through	$7,522,103	$104.98	$106.56	3.9%	3.1%	7.7%	9.6%	NA	NA	0.0%	$-
Interest-only	$219,301	$18.82	$17.61	3.3%	4.8%	9.2%	9.0%	NA	NA	0.0%	$-
Securitized loans	$707,674	$102.18	$99.40	4.7%	3.8%	15.8%	20.5%	1.9%	21.9%	17.3%	$613
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period- End	Weighted Average 12 Month CPR at Period- End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$128,217	$69.27	$69.95	1.4%	5.9%	12.1%	15.1%	38.0%	63.3%	8.3%	$297
Senior, interest only	$5,742,781	$4.93	$3.99	1.4%	17.2%	15.2%	16.8%	19.9%	51.1%	0.0%	$-
Subordinated	$830,632	$40.96	$55.09	2.9%	13.5%	17.0%	19.6%	16.2%	49.6%	12.6%	$6,563
Subordinated, interest only	$274,462	$5.34	$6.04	1.7%	9.0%	17.0%	18.1%	15.4%	45.0%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,912,376	$54.17	$77.82	4.7%	15.8%	11.7%	14.7%	25.8%	57.9%	1.6%	$34,386
Agency Mortgage-Backed Securities
Pass-through	$1,898,131	$104.52	$105.24	3.6%	3.3%	7.7%	18.2%	NA	NA	0.0%	$-
Interest-only	$247,344	$17.69	$17.30	3.2%	5.3%	9.8%	17.5%	NA	NA	0.0%	$-
Securitized loans	$776,074	$102.12	$98.26	4.7%	3.5%	18.3%	36.4%	1.5%	22.3%	16.4%	$(6)
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

	For the Quarter Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$990,202	$996,694	$1,012,513	$1,026,921	$1,088,157
Accretion of discount	(42,101)	(40,304)	(40,812)	(40,001)	(40,042)
Purchases	(6,773)	18,815	-	-	-
Sales and deconsolidation	(669)	(3,843)	-	(6,655)	(46,125)
Transfers from credit reserve	17,134	31,666	28,962	35,054	30,744
Transfers to credit reserve	(6,488)	(12,826)	(3,969)	(2,806)	(5,813)
Balance, end of period	$951,305	$990,202	$996,694	$1,012,513	$1,026,921

	For the Quarter Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(dollars in thousands)
	Non-Accretable Difference
Balance, beginning of period	$1,171,130	$1,217,793	$1,261,945	$1,370,792	$1,464,558
Principal Writedowns	(41,155)	(47,079)	(41,708)	(93,054)	(68,835)
Purchases	(6,773)	18,815	-	-	-
Sales and deconsolidation	(71,384)	(1,093)	-	-	-
Net other-than-temporary credit impairment losses	5,347	1,534	22,549	16,455	-
Transfers from credit reserve	(17,134)	(31,666)	(28,962)	(35,054)	(30,744)
Transfers to credit reserve	6,488	12,826	3,969	2,806	5,813
Balance, end of period	$1,046,519	$1,171,130	$1,217,793	$1,261,945	$1,370,792

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

Results of Operations for the Quarters and Six Months Ended June 30, 2014 and 2013

Our primary source of income is interest income earned on our assets.  Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Realized gains (losses) on derivatives in our Consolidated Statements of Operations and Comprehensive Income.  Interest rate hedges are used to manage the increase in interest paid on repurchase agreements in a rising rate environment.  Presenting the net contractual interest payments on interest rate hedges with the interest paid on interest-bearing liabilities reflects our total contractual interest payments.  We believe this presentation is useful to investors because this presentation depicts the economic value of our investment strategy, by showing actual interest expense and net interest income.  Where indicated, interest expense, including interest payments on interest rate hedges, is referred to as economic interest expense.  Where indicated, net interest income reflecting interest payments on interest rate hedges, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Hedges	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Hedges	Economic Net Interest Income (1)
For the Quarter Ended June 30, 2014	$134,318	$20,680	$12,061	$32,741	$113,638	$12,061	$101,573
For the Quarter Ended March 31, 2014	$120,667	$22,425	$5,650	$28,075	$98,242	$5,650	$92,588
For the Quarter Ended December 31, 2013	$128,062	$21,485	$5,477	$26,962	$106,577	$5,477	$101,092
For the Quarter Ended September 30, 2013	$130,361	$25,074	$5,459	$30,533	$105,287	$5,459	$99,824
For the Quarter Ended June 30, 2013	$127,565	$26,611	$5,391	$32,002	$100,954	$5,391	$95,551
(1) Excludes interest income on cash and cash equivalents.

Economic Net Interest Income

The table below shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	June 30, 2014			June 30, 2013
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets(¹):
Agency RMBS	$3,351,225	$29,217	3.49%	$1,815,333	$17,307	3.81%
Non-Agency RMBS	829,490	19,835	9.56%	646,725	16,310	10.09%
Non-Agency RMBS transferred to consolidated VIEs	1,934,640	76,898	15.90%	2,322,905	85,492	14.72%
Securitized loans held for investment	740,122	8,364	4.52%	1,014,216	8,444	3.33%
Total	$6,855,477	$134,314	7.84%	$5,799,179	$127,553	8.80%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency Repurchase Agreements(²)	$2,883,892	$14,788	2.05%	$1,449,257	$7,020	1.94%
Non-Agency Repurchase Agreements	170,844	777	1.82%	-	-	-
Securitized debt, collateralized by Non-Agency RMBS	807,913	10,865	5.38%	1,185,025	18,182	6.14%
Securitized debt, collateralized by loans	620,923	6,311	4.07%	882,416	6,800	3.08%
Total	$4,483,572	$32,741	2.92%	$3,516,698	$32,002	3.64%

Net economic interest income/net interest rate spread		$101,573	4.92%		$95,551	5.16%

Net interest-earning assets/net interest margin	$2,371,905		5.93%	$2,282,481		6.59%

Ratio of interest-earning assets to interest bearing liabilities	1.53			1.65

(1) Interest earning assets at amortized cash
(2) Interest includes cash paid on swaps

	For the Six Months Ended
	June 30, 2014			June 30, 2013
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets(¹):
Agency RMBS	$2,647,226	$45,257	3.42%	$1,783,753	$30,792	3.45%
Non-Agency RMBS	795,323	39,247	9.87%	639,539	31,878	9.97%
Non-Agency RMBS transferred to consolidated VIEs	1,981,636	154,309	15.57%	2,360,953	174,331	14.77%
Securitized loans held for investment	757,597	16,164	4.27%	1,113,396	16,333	2.93%
Total	$6,181,782	$254,977	8.25%	$5,897,641	$253,334	8.59%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency Repurchase Agreements(²)	$2,273,024	$22,164	1.95%	$1,475,514	$14,383	1.95%
Non-Agency Repurchase Agreements	86,371	777	1.80%	-	-	-
Securitized debt, collateralized by Non-Agency RMBS	849,852	26,019	6.12%	1,235,437	37,252	6.03%
Securitized debt, collateralized by loans	637,275	11,856	3.72%	978,180	14,726	3.01%
Total	$3,846,522	$60,816	3.16%	$3,689,131	$66,361	3.60%

Net economic interest income/net interest rate spread		$194,161	5.09%		$186,973	4.99%

Net interest-earning assets/net interest margin	$2,335,260		6.28%	$2,208,511		6.34%

Ratio of interest-earning assets to interest bearing liabilities	1.61			1.60

(1) Interest earning assets at amortized cash
(2) Interest includes cash paid on swaps

Our net economic interest income increased by $6 million to $102 million for the quarter ended June 30, 2014 from $96 million for the same period of 2013.  Our net interest rate spread, which equals the yield on our average assets less the economic average cost of funds decreased by 24 basis points for the quarter ended June 30, 2014 as compared to the same period of 2013.  The net interest margin, which equals the net economic interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 66 basis points for the quarter ended June 30, 2014 as compared to the same period of 2013.  Our net interest margin declined due to the increase of repurchase agreements, as adjusted by our interest rate hedges, as we increased our Agency RMBS holdings.  The net interest margin on our Agency RMBS portfolio is lower than the net interest margin on our Non-Agency RMBS portfolio.  While our total interest earning assets and interest income has increased, contributing to our increased net economic interest, the net interest margin is diluted due to lower average yields on our portfolio.

Our net economic interest income increased by $7 million to $194 million for the six months ended June 30, 2014 from $187 million for the same period of 2013.  Our net interest rate spread, which equals the yield on our average assets less the economic average cost of funds increased by 10 basis points for the six months ended June 30, 2014 as compared to the same period of 2013.  The net interest margin, which equals the net economic interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 6 basis points for the six months ended June 30, 2014 as compared to the same period of 2013.  The decline in our net interest margin for the six month period is consistent with the decline for the quarter; however, as the increase in Agency RMBS and repurchase agreements occurred during the quarter ended June 30, 2014, the impact on the six month period is less significant.

Interest Income and Average Earning Asset Yield

Our average interest-earning assets increased by $1.1 billion, or 18%, for the quarter ended June 30, 2014 as compared to the same period of 2013 as the yield on our Non-Agency RMBS and securitized loans is higher for the six months ended June 30, 2014 as compared to the same period of 2013.  Our interest earned on assets increased by $7 million, or 5%, for the quarter ended June 30, 2014 as compared to the same period of 2013.  The increase in our interest income is primarily due the increase in our interest-earning assets as we continue to increase our Agency RMBS portfolio through the second quarter of 2014.  The yield on our interest-earning assets decreased by 96 basis points to a yield of 7.84% for the quarter ended June 30, 2014 from 8.80% for the quarter ended June 30, 2013.  The decrease in our total yield is due to the shift in investments from a majority of Non-Agency RMBS and loans to lower yielding Agency RMBS.  While the increase of $1.5 billion average investments in Agency RMBS has increased investment income, it has resulted in a lower overall investment yield on our total portfolio.  The investment mix change is due to the decision by management to increase leverage and Agency RMBS to increase total interest income on our portfolio.

Our average interest-earning assets increased by $284 million, or 5%, for the six months ended June 30, 2014 as compared to the same period of 2013.  Our interest earned on assets increased by $2 million or 0.6%, for the quarter ended June 30, 2014 as compared to the same period of 2013.  The increase is a result of the increased leverage invested in Agency RMBS as discussed above is less prevalent on the six month period as the majority of the purchases occurred during the second quarter of 2014.  We expect that going forward our overall year-to-date interest income will increase and our total yield will decrease, similar to what has occurred in the quarter to date results.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2014	$4,483,572	$32,741	2.92%	0.15%	0.32%	(0.17%)	2.77%	2.60%
For The Quarter Ended March 31, 2014	$3,145,025	$28,075	3.57%	0.16%	0.33%	(0.17%)	3.41%	3.24%
For The Quarter Ended December 31, 2013	$3,285,584	$26,962	3.28%	0.17%	0.35%	(0.18%)	3.11%	2.93%
For The Quarter Ended September 30, 2013	$3,360,508	$30,533	3.63%	0.19%	0.39%	(0.20%)	3.44%	3.24%
For The Quarter Ended June 30, 2013	$3,516,698	$32,002	3.64%	0.20%	0.42%	(0.22%)	3.44%	3.22%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $967 million, or 28%, for the quarter ended June 30, 2014 as compared to the same period of 2013.  Economic interest expense increased by less than $1 million for the quarter ended June 30, 2014 as compared to the same period of 2013.  The increase in average interest-bearing liabilities is a result of the increase in leverage from repurchase agreements entered into during the second quarter of 2014, offset by declines in our securitized debt collateralized by Non-Agency RMBS and loans.  While our average interest-bearing liabilities increased, we did not observe a similar increase in interest expense as the higher average interest-bearing liabilities was offset by lower interest rates in the second quarter of 2014 as compared to the same period of 2013.  The lower interest rates is due to lower securitized debt balances, which generally have a higher rate than repurchase agreements, as well as declines in LIBOR during the six month period ended June 30, 2014 as compared to the same period of the prior year.  As our securitized debt balances repay, our weighted average costs of funds should decline.  We note that average one-month and six month LIBOR are down 10 basis points and 5 basis points in the second quarter of 2014 as compared to the same period of 2013.

Average interest-bearing liabilities increased by $157 million, or 4%, for the six months ended June 30, 2014 as compared to the same period of 2013.  Economic interest expense decreased by $6 million, or 8%, for the six months ended June 30, 2014 as compared to the same period of 2013.  The increase in average interest-bearing liabilities is a result of the increase in leverage from repurchase agreements entered into during the second quarter of 2014, offset by declines in our securitized debt collateralized by Non-Agency RMBS and loans.  Economic interest expense declined as the lower LIBOR interest rates and declines in our securitized debt offset the increase in the average interest-bearing liabilities.

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

OTTI losses were $5 million for the quarter ended June 30, 2014.  There were no OTTI losses for the quarter ended June 30, 2013.  OTTI losses were $7 million and $6 million for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, we had two securities in an unrealized loss position for which we did not recognize impairment.  We intend to hold these securities until they recover their amortized cost.  One of these securities has been in a continuous unrealized loss position for greater than twelve months.  We continue to monitor our investment portfolio and will impair all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

The table below shows a summary of our gain (loss) on derivative instruments, net for the quarters and six months ended June 30, 2014 and 2013.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Periodic interest cost of interest rate swaps, net	$(12,061)	$(5,391)	$(17,711)	$(10,921)
Realized gain on derivative instruments, net:
Mortgage Options	1,050	-	1,653	-
Treasury Futures	(8,781)	-	(9,482)	-
Total realized gain (loss) on derivative instruments, net	(7,731)	-	(7,829)	-
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	(19,834)	13,178	(15,769)	18,580
Mortgage Options	3,593	-	4,339	-
Treasury Futures	(6,256)	-	(13,265)	-
Total unrealized gain (loss) on derivative instruments, net:	(22,497)	13,178	(24,695)	18,580
Total gain (loss) on derivative instruments, net	$(42,289)	$7,787	$(50,235)	$7,659

Our derivative portfolio includes interest rate swaps, Treasury futures, and mortgage options. During the second quarter of 2014, we entered into 27 new interest rate swap agreements with a notional value of $2.0 billion. We also increased our Treasury futures positions by $680 million of notional value during the second quarter of 2014. The new swaps and Treasury futures are all related to the increase in Agency RMBS financed primarily with new repurchase agreements. As a result of the increase in derivative positions and due to falling interest rates in the quarter ended June 30, 2014 and rising rates in the same period of the prior year, we recognized net losses on derivatives of $42 million compared to gains of $8 million, respectively.  The net gains and losses on our derivatives include both unrealized and realized gains and losses.  Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury futures and mortgage options.  Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio.  We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio specifically our floating rate debt.  Therefore, we included the periodic interest costs of the interest rate swaps for the quarters and six month periods ended June 30, 2014 and 2013 on these economic hedges in our presentation of economic interest expense and economic net interest income and our net interest spreads and margins in the tables above.  As we do not elect to account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income.  The increase in the net periodic interest cost of the interest rate swaps are primarily due to declines in interest rates year over year.

Treasury futures are not included in our economic interest expense and economic net interest income.  We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio.  As we identify opportunities in mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities.  The realized gains on our mortgage options for the quarter and six months ended June 30, 2014 was less than $2 million.  We had no mortgage options during the quarter and six months ended June 30, 2013.

Net unrealized gains (losses) on interest-only RMBS

Unrealized gains and losses on our Agency and Non-Agency IO RMBS portfolio represent the change in fair value the security from the prior period.  All unrealized gains and losses on our Agency and Non-Agency IO RMBS portfolio are reflected in earnings.  During the quarter ended June 30, 2014, we recorded $6 million in unrealized gains on our IO portfolio, compared to unrealized losses of $13 million for the quarter ended June 30, 2013.  During the six months ended June 30, 2014, we recorded $21 million in unrealized gains on our IO portfolio, compared to unrealized losses of $14 million for the quarter ended June 30, 2013.

IO securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools.  The fair value of IO RMBS securities are heavily impacted by changes in expected prepayment rates.  When IO securities prepay, the holder of the IO security will receive less interest on the investment due to the reduced principal.  Prepayment rates on our portfolio of IO RMBS securities have declined for the quarter and six months ended June 30, 2014 as compared to the same periods of 2013.  The declines in observed and expected prepayment rates on IO RMBS have resulted in increased fair values and higher unrealized gains recognized in earnings.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

Net realized losses on sales of investments were $4 million for the quarter ended June 30, 2014 compared to realized gains of $54 million for the same period of the prior year.  Net realized gains on sales of investments were $4 million for the six months ended June 30, 2014 compared to realized gains of $54 million for the same period of the prior year.

We do not forecast sales of investments as we generally expect to invest for long term gains, however, from time to time, we may sell assets to achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

During the second quarter of 2014, we recognized $48 million of gains on sales on $284 million of holdings related to consolidated VIEs.  The gain on sale of VIE assets is included in Gain on deconsolidation.

During the first quarter of 2014, the company purchased $54 million of securitized debt collateralized by non-agency RMBS for cash payments of $56 million.  When the Company acquires its outstanding debt, it extinguishes the outstanding debt and recognizes a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt.  This acquisition resulted in a net loss of $2 million which is reflected in the Consolidated Statement of Operations and Comprehensive Income as a loss on extinguishment of debt during the six months ended June 30, 2014.  The Company did not purchase any outstanding debt of its consolidated VIEs during the quarter or six months ended June 30, 2013.

Net Management Fees and General and Administrative Expenses

The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2014	$10,317	0.42%	1.22%
For The Quarter Ended March 31, 2014	$9,276	0.54%	1.11%
For The Quarter Ended December 31, 2013	$8,965	0.51%	1.04%
For The Quarter Ended September 30, 2013	$9,112	0.51%	1.01%
For The Quarter Ended June 30, 2013	$8,380	0.46%	0.92%

We incurred management fees of $6 million for each of the quarters ended June 30, 2014 and 2013, respectively.  We also recognized reimbursements from our manager related to the amended management agreement of $2 million and $3 million for the quarters ended June 30, 2014 and 2013.  We incurred management fees of $12 million and $13 million for the six months ended June 30, 2014 and 2013, respectively.  We recognized reimbursements from our manager related to the amended management agreement of $3 million and $5 million for the six months ended June 30, 2014 and 2013.  The management fee is based on our stockholders’ equity as defined in the investment management agreement. See further discussion of the management fee, including amendments to the management agreement, as well as other agreements with our Manager in our discussion of related party transactions below.

G&A expenses were $6 million and $5 million for the quarters ended June 30, 2014 and 2013 and $10 million for both of the six month periods ended June 30, 2014 and 2013.  Our G&A expenses have remained consistent period over period.

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

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Quarter Ended June 30, 2014	12.00%	(1.17%)	2.55%	(1.22%)	12.38%
For The Quarter Ended March 31, 2014	11.04%	0.78%	1.31%	(1.11%)	11.98%
For The Quarter Ended December 31, 2013	13.13%	(3.12%)	1.55%	(1.04%)	8.39%
For The Quarter Ended September 30, 2013	11.33%	0.27%	(3.10%)	(1.01%)	7.49%
For The Quarter Ended June 30, 2013	10.50%	6.14%	0.02%	(0.92%)	15.73%
* Includes effect of realized losses on interest rate swaps.

Our net income was $105 million and $143 million for the quarters ended June 30, 2014 and 2013, respectively.  Economic net interest income as a percentage of average equity increased by 150 basis points for the quarter ended June 30, 2014 as compared to the same period of 2013.  The increase in our economic net interest income as a percentage of average equity is due to an increase in interest earned on assets over the prior year.  The return on average equity decreased by 335 basis points for the quarter ended June 30, 2014 as compared to the same period of 2013.  The decrease in our return on average equity is primarily due to lower income as a result of higher realized and unrealized losses on derivative instruments, offset in part by higher net interest income.

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

We expect to meet our short term liquidity needs by relying on the cash flows generated by our investments.  These cash flows are primarily comprised of monthly principal and interest payments received on our investments.  We may also sell our investments and utilize those proceeds to meet our short term liquidity needs or enter into non-recourse financing of our assets through sales of securities to third parties of loan securitizations or RMBS re-securitization transactions, similar to transactions that we have completed in prior periods.

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

Current Period

We held cash and cash equivalents of approximately $74 million and $78 million at June 30, 2014 and December 31, 2013, respectively.

Our operating activities provided net cash of approximately $36 million and $136 million for the six months ended June 30, 2014 and 2013, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period.  During the second quarter of 2014, we also had cash payments to cover margin requirements on our interest rate swaps and other financial instruments of approximately $80 million, which is primarily reflected in other assets and other payments from derivative sales and settlements during the quarter ended June 30, 2014.

Our investing activities provided used cash of approximately $3.3 billion and provided cash of $222 million for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014 purchased investments of $4.5 billion, primarily Agency RMBS.  This use of cash was offset during the period from sales and principal repayments of $843 million and $347 million during the quarter ended June 30, 2014, respectively.  During the six months ended June 30, 2013, we received cash from principal repayments and sales of RMBS securities in our portfolio of $902 million and $429 million respectively.  This receipt of cash was offset by cash used of $1.1 billion to acquire Agency and Non-Agency RMBS securities.

Our financing activities provided cash of $3.3 billion and used cash of $811 million for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014, we received proceeds on our repurchase agreements, net of repayments on our repurchase agreements of $3.9 billion.  These proceeds were offset by payments on our securitized debt of $219 million and payments of dividends of $390 million.  The payments of dividends during the six months ended June 30, 2014 includes the $205 million of special dividends announced in the fourth quarter of 2013, but paid during the first quarter of 2014.  During the six months ended June 30, 2014, we used cash for payments on securitized debt of $576 million and paid dividends of $185 million.

As a result of our operating, investing and financing activities described above, our cash position did not materially change from December 31, 2013 to June 30, 2014.  Our investments in Non-Agency RMBS and Agency RMBS, at fair value, increased by $6 billion during the six months ended June 30, 2014, not including assets of consolidated VIEs.  $2 billion of this increase will settle during the third quarter of 2014, while the remaining purchases were financed through increased repurchase agreements.  We believe that our cash balances provide an appropriate level of liquidity, including $371 million of highly liquid Agency RMBS investments which are currently not pledged as collateral for our financing arrangements.  Even though we have unrestricted Agency RMBS investments, we expect to meet our future cash needs primarily from principal and interest payments on our portfolio and do not anticipate we will need to sell unrestricted Agency RMBS investments to meet our liquidity needs.

There were no secondary stock offerings during the quarters and six months ended June 30, 2014 and 2013. There were no securitized debt borrowings during the quarters and six months ended June 30, 2014 and 2013.   Recourse leverage is 2.4:1 and 0.6:1 at June 30, 2014 and December 31, 2013.  Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. The increase in our recourse leverage is a result of the increase in repurchase agreements to primarily expand our Agency RMBS portfolio.  Our recourse leverage is presented as a ratio to our economic net equity.  We believe that this increased leverage will result in higher net income to our investors.

We expect to continue to finance our RMBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities or issue debt as a source of cash to fund new purchases.

At June 30, 2014 and December 31, 2013, the remaining maturities on our RMBS repurchase agreements were as follows.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Overnight	$-	$-
1-29 days	1,694,284	644,332
30 to 59 days	1,085,418	606,945
60 to 89 days	1,684,618	-
90 to 119 days	63,545	129,049
Greater than or equal to 120 days	1,036,689	278,235
Total	$5,564,554	$1,658,561

We collateralize the repurchase agreements we use to finance our operations with our RMBS investments.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur.  At June 30, 2013, the weighted average haircut on our repurchase agreements was 6.3%. Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us.  A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average daily balances except in periods where we are adjusting the size of our portfolio by using leverage as we did in the second quarter of 2014.  Our average repurchase agreement balance at June 30, 2014 increased compared to our average repurchase agreement balance for the quarter ended December 31, 2013 due to additional borrowings on our repurchase agreements in excess of repayments during the first six months of 2014.  We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End June 30, 2014	$3,054,737	$5,564,554
Quarter End March 31, 2014	$1,648,425	$1,561,920
Quarter Ended December 31, 2013	$1,574,872	$1,658,561
Quarter Ended September 30, 2013	$1,464,677	$1,589,325
Quarter Ended June 30, 2013	$1,422,485	$1,478,141

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At June 30, 2014 and December 31, 2013 our total debt was approximately $7.0 billion and $3.3 billion, which represented a debt-to-equity ratio of approximately 2.6:1 and 1.0:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

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

During the second quarter of 2014, we  increased our leverage through increased repurchase agreements.  During the second quarter we added four new repurchase agreement counterparties and increased our repurchase agreement obligations with 9 other counterparties.  At June 30, 2014, we have repurchase agreements with 14 counterparties.  All of our repurchase agreements are secured by Agency and Non-Agency RMBS.  Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations.  We mitigate this risk by limiting our exposure to any counterparty to less than 15% of our total equity as well as ensuring all our counterparties are highly rated.  Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements.  As of June 30, 2014 and 2013, we have pledged $6.1 billion and $1.7 billion of securities against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from 30 to 365 days.  The average term on our repurchase agreements at June 30, 2014 is 105 days.  We expect to renew each of our repurchase agreements at maturity.  When we renew our repurchase agreements, there is a chance that we will not be able to obtain as favorable an interest rate as a result of rising rates.  We offset the risk of our repurchase agreements primarily through the use of interest rate swaps.  The average remaining maturities on our interest rate swaps range from 2 years to 20 years and have a weighted average maturity of approximately 11 years.   We use these interest rate swaps to protect the portfolio from short term changes in interest rates.  We currently have four swap counterparties.  When our interest rate swaps our in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.  As of June 30, 2014, we have posted $87 million of cash and securities as collateral to our swap counterparties.

Secured Debt Financing Transactions

We did not re-securitize any RMBS or jumbo prime residential mortgage loans during the quarters or six months ended June 30, 2014 or 2013.

Exposure to European Financial Counterparties

Our Agency RMBS are primarily financed with repurchase agreements.  We secure our borrowings under these agreements by pledging our Agency RMBS as collateral to the lender. The collateral we pledge exceeds the amount of the borrowings under each agreement, typically with the extent of over-collateralization being at least 3% of the amount borrowed.  If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged assets, we are at risk of losing the over-collateralized amount.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with six counterparties as of June 30, 2014 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at June 30, 2014:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$573,460	$(15,349)	$20,974	0.17%
Germany	1	-	(5,334)	2,862	0.02%
Netherlands	1	432,689	-	25,655	0.20%
Switzerland	2	1,061,207	(18,813)	209,638	1.67%
United Kingdom	1	184,595	-	7,018	0.06%
Total	6	$2,251,951	$(39,496)	$266,147	2.12%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At June 30, 2014, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the quarters or six months ended June 30, 2014 or 2013.

During the quarters ended June 30, 2014 and 2013, we declared dividends to common shareholders totaling $92 million, or $0.09 per share.  During the six months ended June 30, 2014 and 2013, we declared dividends to common shareholders totaling $185 million, or $0.18 per share.

The Board of Directors has determined that there will be a quarterly dividend of $0.09 per share for the third and fourth quarters of 2014.

There was no preferred stock issued or outstanding as of June 30, 2014 and December 31, 2013.

Related Party Transactions

The Management Agreement

We entered into a management agreement with FIDAC, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights.  Effective November 28, 2012, the management fee was reduced from 1.50% to 0.75% per annum of gross stockholders’ equity, which remained in effect until we were current on all of its filings required under applicable securities laws.

Management fees accrued and paid to FIDAC for the quarters ended June 30, 2014 and 2013 were $6 million, respectively.  Management fees accrued and paid to FIDAC for the six months ended June 30, 2014 and 2013 were $12 million and $13 million, respectively.

On August 8, 2014, the management agreement was amended and restated.  Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity.  In addition, FIDAC agreed to pay the Company a one-time fee reduction of approximately $24 million, which equals a base management fee equal to 0.75% per annum of gross stockholders’ equity as if it were in effect from January 1, 2012 through November 27, 2012.

The agreement provides for a two year term ending August 7, 2016 and may be automatically renewed for two year terms at each anniversary date unless at least two-thirds of the independent directors or the holders of a majority of the outstanding shares of common stock elects not to renew the agreement in their sole discretion and for any or no reason.  Unless the management agreement is terminated for “cause” or FIDAC terminates the management agreement, in the event that the management agreement is terminated or not renewed, we must pay to FIDAC a termination fee equal to two times the average annual management fee, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. FIDAC will continue to provide services under the management agreement for a period not less than 180 days from the date the Company delivers the notice not to renew the management agreement.

We may also terminate the management agreement with 30 days’ prior notice from our board of directors, without payment of a termination fee, for cause or upon a change of control of FIDAC or Annaly Capital Management, Inc. (the parent of FIDAC), each as defined in the management agreement.  FIDAC may terminate the management agreement if we become required to register as an investment company under the Investment Company Act of 1940, as amended, with such termination deemed to occur immediately before such event, in which case we would not be required to pay a termination fee.  FIDAC may also decline to renew the management agreement by providing us with 180-days’ written notice, in which case we would not be required to pay a termination fee.

The management agreement provides that FIDAC will pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the “Evaluation”); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for the quarters ended June 30, 2014 and 2013 is $2 million and $3 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.  The amount paid by FIDAC related to these expenses for the six months ended June 30, 2014 and 2013 is $3 million and $5 million, respectively. As of June 30, 2014, $2 million of these expenses is included in other assets as a receivable from FIDAC.

We are obligated to reimburse FIDAC for costs incurred on our behalf under the management agreement.  In addition, the management agreement permits FIDAC to require us to pay for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with our operations.  These expenses are allocated between FIDAC and us based on the ratio of our proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  We and FIDAC will modify this allocation methodology, subject to the approval of our board of directors if the allocation becomes inequitable (i.e., if we become very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarters and six months ended June 30, 2014 and 2013, reimbursements to FIDAC were not significant.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services.  RCap may also provide brokerage services to us from time to time. During the quarters and six months ended June 30, 2014 and 2013, fees paid to RCap were less than $1 million.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to employees of our Manager and its affiliates and members of our board of directors on January 2, 2008.  At June 30, 2014 and December 31, 2013, there were approximately 230,000 and 384,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2014 and December 31, 2013.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

June 30, 2014
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$5,564,554	$-	$-	$-	$5,564,554
Securitized debt	295,142	405,518	228,650	376,409	1,305,719
Interest expense on RMBS repurchase agreements (1)	6,951	-	-	-	6,951
Interest expense on securitized debt (1)	49,677	73,835	54,509	174,695	352,716
Total	$5,916,324	$479,353	$283,159	$551,104	$7,229,940
(1) Interest is based on variable rates in effect as of June 30, 2014.

December 31, 2013
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$1,658,561	$-	$-	$-	$1,658,561
Securitized debt	370,250	497,943	264,456	396,916	1,529,565
Interest expense on RMBS repurchase agreements (1)	2,380	-	-	-	2,380
Interest expense on securitized debt (1)	57,546	80,446	58,620	178,391	375,003
Total	$2,088,737	$578,389	$323,076	$575,307	$3,565,509
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

Capital Requirements

At June 30, 2014 and December 31, 2013, we had no material commitments for capital expenditures.  We did have approximately $2 billion of purchases of Agency RMBS which settled without issue in July 2014 financed with new repurchase agreements.

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

Based on our calculations, as of June 30, 2014 and December 31, 2013, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value for our Agency RMBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2014 and various estimates regarding prepayment and all activities are made at each level of rate change.  Actual results could differ significantly from these estimates.

	June 30, 2014

Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	(19.99%)	0.00%
-50 Basis Points	(12.68%)	0.23%
Base Interest Rate	-	-
+50 Basis Points	10.96%	(0.77%)
+100 Basis Points	13.93%	(2.76%)
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2014.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2014

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$2,372,883	$1,691,801	$822,098	$14,030,373	$18,917,155
Cash equivalents	73,871	-	-	-	73,871
Total rate sensitive assets	2,446,754	1,691,801	822,098	14,030,373	18,991,026

Rate sensitive liabilities	1,383,542	1,239,524	24,015	977,769	3,624,850
Interest rate sensitivity gap	$1,063,212	$452,277	$798,083	$13,052,604	$15,366,176

Cumulative rate sensitivity gap	$1,063,212	$1,515,489	$2,313,572	$15,366,176
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	6%	8%	12%	81%

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

Based upon the substantial work described in our Form 10-K for the year ended December 31, 2013, and our subsequent quarterly reports on Form 10-Q, and the procedures performed through the filing of this Form 10-Q, we have concluded that the consolidated financial statements for the periods covered by and included in this Form 10-Q are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

Our Chief Executive Officer and Chief Financial Officer determined that the aforementioned material weaknesses in our internal controls over financial reporting were not fully remediated and that our disclosure controls and procedures were not effective as of June 30, 2014.  The Company expects to file its applicable securities law filings for the remainder of 2014 on a timely basis.  Executing reviews and controls on a timely basis and filing its quarterly reports on time in 2014 is expected to improve the control environment and will demonstrate an effective control environment.

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

Our Board of Directors has received three derivative demand letters alleging, among other things, that the directors and our officers, as well as our Manager, FIDAC, breached their fiduciary duties to us by failing to institute adequate internal controls and failing to ensure that we made accurate financial disclosures.  These letters request, among other things, that the Board of Directors take action to investigate and remedy the alleged breaches of fiduciary duty.  The Audit Committee expects to conclude its investigation and make final recommendations to the Board of Directors about an appropriate response to the letters within the next few months.  The Audit Committee has reached an understanding with FIDAC that resolves the issues raised in the derivative demand letters.  The Audit Committee is also pursuing additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements.  These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 5. Other Information

On August 8, 2014, we entered into an amended and restated management agreement with FIDAC.

Fee

Effective November 28, 2012, the management fee under the prior management agreement, as amended (the “Prior Management Agreement”), was reduced from 1.50% to 0.75% per annum of gross stockholders’ equity, which remained in effect until we were current on all of its filings required under applicable securities laws.

Effective August 8, 2014, under the amended and restated management agreement, the management fee was increased to 1.20% per annum of gross stockholders’ equity.  In addition, FIDAC agreed to pay us a one-time fee reduction of approximately $24 million, which equals a base management fee equal to 0.75% per annum of gross stockholders’ equity as if it were in effect from January 1, 2012 through November 27, 2012.

Term

Our Prior Management Agreement provided for an initial term through December 31, 2010 with automatic one-year extensions unless at least two-thirds of our independent directors or the holders of a majority of our outstanding shares of common stock (other than those held by Annaly or its affiliates) elects to terminate the agreement in their sole discretion and for any or no reason, at any time.  The Prior Management Agreement provided that we may terminate the agreement at any time by delivering 30 days’ notice to FIDAC.

The amended and restated management agreement provides for a two year term ending August 7, 2016 that is automatically renewed for two year terms at each anniversary date unless at least two-thirds of our independent directors or the holders of a majority of our outstanding shares of common stock (other than those held by Annaly or its affiliates) elects not to renew the agreement in their sole discretion and for any or no reason.  The amended and restated management agreement provides that if we elect not to renew the amended and restated management agreement, we will provide FIDAC with at least 180 days’ notice of the date the amended and restated management agreement will terminate.

Termination Fee

Our Prior Management Agreement provided we may terminate the management agreement pursuant to its terms without the payment of any termination fee.

Under the amended and restated management agreement, unless the management agreement is terminated for “cause” or FIDAC terminates the management agreement, in the event that the management agreement is not renewed, we must pay to FIDAC a termination fee equal to two times the average annual management fee, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Definition of “Cause”

Our Prior Management Agreement provided us the right to terminate the management agreement effective immediately, without payment of a termination fee, for “cause.”  Under the amended and restated management agreement, we may terminate the management agreement with 30 days’ prior notice from our board of directors, without payment of a termination fee, for “cause.”

Our Prior Management Agreement defined “cause” as the following events: (i) FIDAC engages in any act of fraud, misappropriation of funds, or embezzlement against us, (ii) there is an event of any gross negligence on the part of FIDAC in the performance of its duties under the management agreement, (iii) there is a commencement of any proceeding relating to FIDAC’s bankruptcy or insolvency, (iv) there is a dissolution of FIDAC, or (v) FIDAC is convicted of (including a plea of nolo contendere) a felony.

Our amended and restated management agreement adds the following events to the definition of “cause”: (i) FIDAC, its agents or its assignees materially breaches any provision of the agreement and such breach shall continue for a period of thirty (30) days after written notice thereof specifying such breach and requesting that the same be remedied in such 30-day period (or forty-five (45) days after written notice of such breach if FIDAC takes steps to cure such breach within thirty (30) days of the written notice), and (ii) there is a change of control of FIDAC or Annaly Capital Management, Inc. (the parent of FIDAC).

Additional Terms and Conditions

The amended and restated management agreement also contains the following terms and conditions which remain unchanged from our Prior Management Agreement.

FIDAC may terminate the management agreement if we become required to register as an investment company under the Investment Company Act of 1940, as amended, with such termination deemed to occur immediately before such event, in which case we would not be required to pay a termination fee.  FIDAC may also decline to renew the management agreement by providing us with 180-days’ written notice, in which case we would not be required to pay a termination fee.

FIDAC has agreed to pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the “Evaluation”); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.

We are obligated to reimburse FIDAC for costs incurred on our behalf under the management agreement.  In addition, FIDAC  may require us to pay for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with our operations.  These expenses are allocated between FIDAC and us based on the ratio of our proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  We and FIDAC will modify this allocation methodology, subject to the approval of our board of directors if the allocation becomes inequitable (i.e., if we become very highly leveraged compared to FIDAC’s other funds and accounts).

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

10.1	Amended and Restated Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company.
31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document **
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document **
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created**
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document **
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

**           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2014 (Unaudited) and December 31, 2013 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2014 and 2013; (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: August 11, 2014

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: August 11, 2014

S-1