Form 10-Q
period 2014-09-30
CHIMERA INVESTMENT CORP
filed 2014-11-10
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2014

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 10, 2014
Common Stock, $.01 par value	1,027,558,123

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition as of September 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited consolidated financial statements as of December 31, 2013)	1
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2014 and 2013	2

Consolidated Statements of Changes In Stockholders’ Equity (Deficit) (Unaudited) for the nine months ended September 30, 2014 and 2013	3

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	69
Item 4. Controls and Procedures	73

Part II. OTHER INFORMATION	74

Item 1. Legal Proceedings	74

Item 1A. Risk Factors	74

Item 6. Exhibits	75

SIGNATURES	S-1

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	September 30, 2014 (Unaudited)	December 31, 2013 (1)
Assets:
Cash and cash equivalents	$241,643	$77,629
Non-Agency RMBS, at fair value
Senior	239,934	89,687
Senior interest-only	207,840	229,065
Subordinated	439,967	457,569
Subordinated interest-only	7,340	16,571
Agency RMBS, at fair value
Pass-through	7,955,805	1,954,796
Interest-only	114,169	42,782
Receivable for investments sold	-	253,541
Accrued interest receivable	32,640	15,821
Other assets	99,038	1,763
Derivatives, at fair value, net	7,800	8,095
Subtotal	9,346,176	3,147,319
Assets of Consolidated VIEs:
Non-Agency RMBS transferred to consolidated variable interest entities ("VIEs"), at fair value	2,528,335	2,981,571
Securitized loans held for investment, net of allowance for loan losses of $7 million and $9 million, respectively	678,866	783,484
Securitized loans held for investment, at fair value	4,816,551	-
Accrued interest receivable	40,587	17,173
Other Assets	80,454	6,534
Subtotal	8,144,793	3,788,762
Total assets	$17,490,969	$6,936,081

Liabilities:
Repurchase agreements, RMBS ($8.5 billion and $1.7 billion pledged as collateral, respectively)	$7,838,163	$1,658,561
Accrued interest payable	25,941	1,397
Dividends payable	92,461	297,904
Payable for investments purchased	848,131	-
Accounts payable and other liabilities	664	1,861
Investment management fees and expenses payable to affiliate	8,540	5,658
Derivatives, at fair value, net	16,222	30,199
Subtotal	8,830,122	1,995,580
Non-Recourse Liabilities of Consolidated VIEs
Securitized debt, collateralized by Non-Agency RMBS ($2.5 billion and $3.0 billion pledged as collateral, respectively)	742,894	933,732
Securitized debt, collateralized by loans held for investment ($673 million and $763 million pledged as collateral, respectively)	572,742	669,981
Securitized debt at fair value, collateralized by loans held for investment ($4.8 billion pledged as collateral)	3,737,602	-
Accrued interest payable	16,383	5,278
Subtotal	5,069,621	1,608,991
Total liabilities	$13,899,743	$3,604,571

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,508,880 and 1,027,626,237 shares issued and outstanding, respectively	10,273	10,272
Additional paid-in-capital	3,605,406	3,605,241
Accumulated other comprehensive income (loss)	945,006	990,803
Retained earnings (accumulated deficit)	(969,459)	(1,274,806)
Total stockholders' equity	$3,591,226	$3,331,510
Total liabilities and stockholders' equity	$17,490,969	$6,936,081
(1) Derived from the audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net interest income:
Interest income	$86,613	$38,818	$171,125	$101,514
Interest expense	(9,902)	(1,580)	(15,132)	(5,042)

Interest income, Assets of consolidated VIEs	103,742	91,543	274,215	282,207
Interest expense, Non-recourse liabilities of consolidated VIEs	(28,984)	(23,494)	(66,859)	(75,472)
Net interest income (expense)	151,469	105,287	363,349	303,207
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(726)	(2,209)	(4,939)	(2,209)
Portion of loss recognized in other comprehensive income (loss)	(1,264)	(14,246)	(3,932)	(20,409)
Net other-than-temporary credit impairment losses	(1,990)	(16,455)	(8,871)	(22,618)
			-
Other gains (losses):
Net unrealized gains (losses) on derivatives	12,975	27	(11,720)	18,607
Net realized gains (losses) on derivatives	(23,152)	(3,391)	(48,692)	(14,312)
Net gains (losses) on derivatives	(10,177)	(3,364)	(60,412)	4,295
Net unrealized gains (losses) on financial instruments at fair value	162,921	(27,874)	183,722	(41,861)
Net realized gains (losses) on sales of investments	64,107	18,816	68,145	72,939
Gain on deconsolidation	-	-	47,846	-
Loss on Extinguishment of Debt	-	-	(2,184)	-
Total other gains (losses)	216,851	(12,422)	237,117	35,373
Net investment income (loss)	366,330	76,410	591,595	315,962
			-
Other (income) and expenses:
Management fees	9,381	6,570	21,873	19,517
Expense recoveries from Manager	(1,975)	(1,082)	(4,820)	(6,252)
Net management fees	7,406	5,488	17,053	13,265
(Income)/expense for change in loan loss provision	(645)	(69)	(112)	(1,348)
General and administrative expenses	5,772	3,624	15,718	13,668
Other (income) expense	(23,783)	-	(23,783)	-
Total other income and expenses	(11,250)	9,043	8,876	25,585

Income (loss) before income taxes	377,580	67,367	582,719	290,377
Income taxes	-	-	2	2
Net income (loss)	$377,580	$67,367	$582,717	$290,375

Net income (loss) per share available to common shareholders:
Basic	$0.37	$0.07	$0.57	$0.28
Diluted	$0.37	$0.07	$0.57	$0.28

Weighted average number of common shares outstanding:
Basic	1,027,183,380	1,027,121,439	1,027,218,024	1,027,075,627
Diluted	1,027,508,880	1,027,559,189	1,027,543,738	1,027,582,582

Dividends declared per share of common stock	$0.09	$0.09	$0.27	$0.27

Comprehensive income (loss):
Net income (loss)	$377,580	$67,367	582,717	290,375
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(74,155)	(33,176)	63,995	61,836
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	1,990	16,455	8,871	22,618
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(62,477)	(18,816)	(70,817)	(72,939)
Reclassification adjustment for gain on deconsolidation included in net income	-	-	(47,846)	-
Other comprehensive income (loss)	(134,642)	(35,537)	(45,797)	11,515
Comprehensive income (loss)	$242,938	$31,830	$536,920	$301,890

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands, except per share data)
(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2012	$10,268	$3,604,554	$989,936	$(1,062,279)	$3,542,479
Net income	-	-	-	290,375	290,375
Unrealized gains (losses) on available-for-sale securities, net	-	-	61,836	-	61,836
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	-	-	22,618	-	22,618
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(72,939)	-	(72,939)
Proceeds from restricted stock grants	3	236	-	-	239
Common dividends declared, $0.27 per share	-	-	-	(277,309)	(277,309)
Balance, September 30, 2013	$10,271	$3,604,790	$1,001,451	$(1,049,213)	$3,567,299

Balance, December 31, 2013	$10,272	$3,605,241	$990,803	$(1,274,806)	$3,331,510
Net income	-	-	-	582,717	582,717
Unrealized gains (losses) on available-for-sale securities, net	-	-	63,995	-	63,995
Reclassification adjustment for net losses included in net income (loss) for other-than- temporary credit impairment losses	-	-	8,871	-	8,871
Reclassification adjustment for net realized losses (gains) included in net income (loss)	-	-	(70,817)	-	(70,817)
Reclassification adjustment for gain on deconsolidation included in net income	-	-	(47,846)	-	(47,846)
Proceeds from restricted stock grants	1	165	-	-	166
Common dividends declared, $0.27 per share	-	-	-	(277,370)	(277,370)
Balance, September 30, 2014	$10,273	$3,605,406	$945,006	$(969,459)	$3,591,226

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$582,717	$290,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(51,284)	(56,211)
Amortization of deferred financing costs	1,673	5,215
Accretion (amortization) of securitized debt discounts/premiums, net	7,782	8,964
Net unrealized losses (gains) on derivatives	11,720	(18,607)
Net realized losses (gains) on option contracts settled	1,246	-
Proceeds (payments) for derivative sales and settlements	(1,076)	-
Margin (paid) received on derivatives	(111,904)	-
Net unrealized losses (gains) on financial instruments at fair value	(183,722)	41,861
Net realized losses (gains) on sales of investments	(68,145)	(72,939)
Gain on deconsolidation	(47,846)	-
Net other-than-temporary credit impairment losses	8,871	22,618
Loss on extinguishment of securitized debt	2,184	-
Provision for loan losses, net	(112)	(1,348)
Equity-based compensation expense	169	239
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(39,698)	2,144
Decrease (increase) in other assets	(9,921)	(617)
Decrease (increase) in other assets of consolidated VIEs	15,393	-
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(1,197)	2,079
Increase (decrease) in investment management fees and expenses payable to affiliate	2,882	(818)
Increase (decrease) in accrued interest payable, net	35,649	(3,699)
Net cash provided by (used in) operating activities	$155,381	219,256
Cash Flows From Investing Activities:
Agency RMBS portfolio:
Purchases	(7,456,073)	(1,377,380)
Sales	1,910,389	437,440
Principal payments	267,809	424,420
Non-Agency RMBS portfolio:
Purchases	(316,728)	(219,798)
Sales	299,804	189,925
Principal payments	31,605	6,418
Non-Agency RMBS transferred to consolidated VIEs:
Sales	211,164	-
Principal payments	214,634	372,504
Securitized loans held for investment:
Principal payments	139,809	462,920
Acquisition of securities in consolidated VIEs	(774,350)	-
Net cash provided by (used in) investing activities	$(5,471,937)	296,449
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$17,795,611	5,589,715
Payments on repurchase agreements	(11,616,008)	(5,528,415)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	128,173	-
Payments on securitized debt borrowings, collateralized by loans held for investment	(144,183)	(456,233)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(144,138)	(339,134)
Repurchase of securitized debt borrowings, collateralized by Non-Agency RMBS	(56,072)	-
Common dividends paid	(482,813)	(277,300)
Net cash provided by (used in) financing activities	$5,480,570	(1,011,367)
Net increase (decrease) in cash and cash equivalents	164,014	(495,662)
Cash and cash equivalents at beginning of period	77,629	621,153
Cash and cash equivalents at end of period	$241,643	$125,491

Supplemental disclosure of cash flow information:
Interest received	$353,825	$329,654
Interest paid	$36,887	$70,035
Management fees and expenses paid to affiliate	$18,991	$20,335

Non-cash investing activities:
Receivable for investments sold	$-	$197,554
Payable for investments purchased	$848,131	$4,810
Net change in unrealized gain (loss) on available-for sale securities	$(45,797)	$11,515
Transfer out of Non-Agency RMBS Transferred to consolidated VIEs	$(54,916)	$-
Transfer into Non-Agency RMBS	$54,916	$-

Acquisition of securities in consolidated VIEs
Securitized loans held for investment, at fair value	$4,722,825	$-
Other assets of consolidated VIEs	$84,830	$-
Securitized debt at fair value	$4,033,304	$-

Non-cash financing activities:
Common dividends declared, not yet paid	$92,461	$92,440

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

Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.4% of the Company’s common shares as of September 30, 2014.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

The consolidated financial statements include, on a consolidated basis, the Company’s accounts, the accounts of its wholly-owned subsidiaries, and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The Company uses securitization trusts considered to be VIEs in its securitization and re-securitization transactions.  VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIEs’ economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.  For VIEs that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIEs’ economic performance may be determined by an entity’s involvement with the design and structure of the VIE.

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

The securitization entities are comprised of senior classes of residential mortgage backed securities (“RMBS”) and residential mortgage loans.  See Notes 3, 4 and 8 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.

(b) Statements of Financial Condition Presentation

The Company’s Consolidated Statements of Financial Condition separately present: (i) the Company’s direct assets and liabilities, and (ii) the assets and liabilities of consolidated securitization vehicles. Assets of each consolidated VIE can only be used to satisfy the obligations of that VIE, and the liabilities of consolidated VIEs are non-recourse to the Company.  The Company is not obligated to provide, nor does it intend to provide, any financial support to these consolidated securitization vehicles.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at September 30, 2014 and December 31, 2013.

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

(e) Interest-Only RMBS

The Company invests in IO Agency and Non-Agency RMBS strips (“IO RMBS strips”).  IO RMBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company has elected the fair value option to account for IO RMBS strips to simplify the reporting of changes in fair value.  The IO RMBS strips are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Interest income on IO RMBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium is calculated in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income (Loss).  Included in Non-Agency RMBS transferred to VIEs, at fair value on the Consolidated Statements of Financial Condition are IO RMBS strips carried at fair value with changes in fair value reflected in earnings of $6 million and $12 million as of September 30, 2014 and December 31, 2013.  Interest income reported on IO securities was $9 million and $13 million for the quarters ended September 30, 2014 and 2013, respectively.  Interest income reported on IO securities was $27 million and $23 million for the nine months ended September 30, 2014 and 2013, respectively.

(f) Securitized Loans Held for Investment, at cost, and Related Allowance for Loan Losses

A portion of the securitized loan portfolio which is carried at amortized cost is comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans that are not guaranteed as to repayment of principal or interest.  These securitized loans are serviced and may be modified, in the event of a default, by a third-party servicer.  The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in default, including whether or not to proceed with foreclosure.  These mortgage loans are designated as held for investment, and are carried at their principal balance outstanding, plus any premiums, less discounts and allowances for loan losses.  Interest income on loans held for investment is recognized over the expected life of the loans using the interest method.  Nonrefundable fees and costs related to acquiring the Company’s securitized residential mortgage loans are recognized as expenses over the life of the associated debt using the interest method of amortization.  Income recognition is suspended for loans when, based on information from the servicer, a full recovery of interest or principal becomes doubtful.

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

The Company estimates the fair value of securitized loans as described in Note 5 of these consolidated financial statements.

(g) Securitized Loans Held for Investment, at fair value

A portion of the securitized loan portfolio which is carried at fair value is comprised primarily of seasoned sub-prime residential mortgage loans with a weighted average FICO score of 629 and are not guaranteed as to repayment of principal or interest.  These securitized loans are serviced and may be modified, in the event of default, by a third-party servicer.  The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in default, including whether or not to proceed with foreclosure.  The Company has elected the fair value option at acquisition for these seasoned sub-prime residential mortgage loans; therefore, they are carried at fair value with changes in fair value recorded as Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations and Comprehensive Income.  The Company has also elected fair value option for the related financing for these seasoned sub-prime residential mortgage loans.  The Company elected fair value option as it may resecuritize these loans in the future.  Additionally, the fair value option allows both the loans and related financing to be consistently reported and to achieve operational simplifications.  The Company recognizes interest income on these loans held for investment over the expected life of the loans using the interest method.  Interest is accrued on the securitized loans when due.  Interest which is not received at the due date is written off when it becomes delinquent.

The Company estimates the fair value of securitized loans as described in Note 5 of these consolidated financial statements.

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan.  REO is re-categorized from loan to REO when the Company takes legal title of the property.  REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period.  At the time the asset is re-categorized, any difference between the previously recorded loan balance, less any loan loss reserves, and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss.  All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan.  Total REO assets at September 30, 2014 and December 31, 2013 is $6 million and $1 million, respectively and is recorded in other assets of consolidated VIEs on the Company’s consolidated statements of financial condition.

(h) Repurchase Agreements

The Company finances the acquisition of a significant portion of its mortgage-backed securities with repurchase agreements. The Company has evaluated each agreement and has determined that each of the repurchase agreements be accounted for as secured borrowings. None of the Company’s repurchase agreements are accounted for as components of linked transactions. As a result, the Company separately accounts for the financial assets posted as collateral and related repurchase agreements in the accompanying consolidated financial statements.

(i) Securitized Debt, collateralized by Non-Agency RMBS Transferred to Consolidated VIEs, Securitized Debt, collateralized by loans held for investment, and Securitized debt at fair value, collateralized by loans held at fair value

The Company has issued securitized debt collateralized by “Non-Agency RMBS” and securitized debt collateralized by loans held for investment.  The loans held for investment include “jumbo, prime residential mortgage loans” and a “seasoned sub-prime portfolio of residential mortgage loans” acquired during the third quarter of 2014.  The jumbo, prime residential mortgage loans and the related securitized debt are carried at amortized cost.  The seasoned sub-prime portfolio of residential mortgage loans acquired during the third quarter of 2014 and the related securitized debt are carried at fair value with changes in fair value reflected in earnings.  Each of these three groups of securitized debt are discussed in further detail below as well as Note 7 to these consolidated financial statements.

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

Certain re-securitization transactions classified as Securitized debt, collateralized by Non-Agency RMBS reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as Non-Agency RMBS transferred to consolidated VIEs that pay interest and principal to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company that did not qualify as sales are accounted for as secured borrowings.  The associated securitized debt is carried at amortized cost.

The Company has elected the fair value option for certain of the Company’s securitized debt used to finance the seasoned sub-prime portfolio of residential mortgage loans. The Company has elected fair value option for these financing obligations as it expects to refinance this debt in the future.  Additionally, the fair value option allows both the loans and related financing to be consistently reported and to achieve operational simplifications.  Debt for which the Company did not elect the fair value option is carried at amortized cost.  Changes in fair value for securitized debt carried at fair value is recorded as Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations and Comprehensive Income.  Interest expense on all securitized debt is recorded in earnings with premiums and discounts amortized using the interest method.  Fees associated with the debt held at amortized cost are also amortized using the interest method.

The Company estimates the fair value of its securitized debt as described in Note 5 to these consolidated financial statements.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination.  The Company does not have any unrecognized tax benefits that would affect its financial position or require disclosure.  No accruals for penalties and interest were necessary as of September 30, 2014 or December 31, 2013.

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

(p) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates in accounting for income recognition and OTTI on Agency and Non-Agency RMBS and IO RMBS (Note 3), valuation of Agency and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4), securitized debt (Note 7) and derivative instruments (Notes 5 and 9).  Actual results could differ materially from those estimates.

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

Transfers and Servicing (Subtopic 860)

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.  The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements.  The ASU defines a repurchase-to-maturity transaction as a repo that (1) settles at the maturity of the transferred financial asset and (2) does not require the transferor to reacquire the transferred financial asset.   In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions.  The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.  The guidance in this update will be effective for the Company beginning January 1, 2015, except for the disclosure requirements for transactions accounted for as secured borrowings, which are required to be presented by the Company in the second quarter of 2015.  As of September 30, 2014 and December 31, 2013, the Company does not have any repurchase-to-maturity transactions or any linked repurchase financing transactions, therefore, the Company expects that this standard will impact disclosures only and will not have a significant impact on the consolidated financial statements of the Company.

Consolidations (Subtopic 810)

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  This update provides a measurement alternative for consolidated qualifying collateralized financing entities (CFEs).  The update defines a CFE as a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity. The beneficial interests have contractual recourse only to the related assets of the CFE and are classified as financial liabilities. Under the alternative, the Company may elect to measure both the CFE’s financial assets and financial liabilities using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The guidance is aimed at eliminating the measurement difference that sometimes arises when a CFE’s financial assets and financial liabilities are independently measured at fair value, as required by ASC 820.  This update is effective for the Company beginning January 1, 2016.  Early adoption is permitted at the beginning of 2015.  The guidance provides an exception for reporting entities whose consolidated CFEs don’t meet the scope requirements because the entities didn’t elect the fair value option when they initially consolidated the CFEs. The guidance allows them to elect, only at the date of adoption, to apply the measurement alternative to the CFEs’ financial assets and financial liabilities or continue applying other US GAAP.  The Company is evaluating the impact of this update.

Presentation of Financial Statements—Going Concern (Subtopic 205-40)

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires the Company to perform interim and annual assessments of its ability to continue as a going concern within one year of the date the financial statements are issued. The Company must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The ASU applies to all entities and is effective for the Company beginning January 1, 2017.  Early adoption is permitted.  The Company does not expect this update to have any impact as we do not expect to have the conditions or events which would raise substantial doubt about the Company’s ability to continue as a going concern.

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, subordinated IO, and Non-Agency RMBS transferred to consolidated VIEs.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the reporting date.  The total fair value of the Non-Agency RMBS that are held by consolidated re-securitization trusts was $2.5 billion and $3.0 billion at September 30, 2014 and December 31, 2013, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of September 30, 2014 and December 31, 2013, by asset class.

September 30, 2014
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$312,619	-	(98,669)	$213,950	$239,934	26,534	(550)	$25,984
Senior, interest-only	5,383,454	239,047	-	239,047	207,840	13,905	(45,112)	(31,207)
Subordinated	689,332	-	(352,856)	336,476	439,967	103,988	(497)	103,491
Subordinated, interest-only	218,527	9,857	-	9,857	7,340	207	(2,724)	(2,517)
RMBS transferred to consolidated VIEs	3,226,298	3,676	(1,447,744)	1,737,810	2,528,335	790,525	-	790,525
Agency RMBS
Pass-through	7,553,614	374,456	(21)	7,928,049	7,955,805	59,685	(31,929)	27,756
Interest-only	2,016,717	117,111	-	117,111	114,169	639	(3,581)	(2,942)
Total	$19,400,561	$744,147	$(1,899,290)	$10,582,300	$11,493,390	$995,483	$(84,393)	$911,090

December 31, 2013
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$128,217	$-	$(39,395)	$88,822	$89,687	$974	$(109)	$865
Senior, interest-only	5,742,781	283,271	-	283,271	229,065	11,802	(66,008)	(54,206)
Subordinated	830,632	-	(490,400)	340,232	457,569	119,233	(1,896)	117,337
Subordinated, interest-only	274,462	14,666	-	14,666	16,571	2,483	(578)	1,905
RMBS transferred to consolidated VIEs	3,912,376	7,490	(1,763,401)	2,075,628	2,981,571	905,943	-	905,943
Agency RMBS
Pass-through	1,898,131	90,843	(5,004)	1,983,970	1,954,796	22,320	(51,494)	(29,174)
Interest-only	247,344	43,766	-	43,766	42,782	332	(1,316)	(984)
Total	$13,033,943	$440,036	$(2,298,200)	$4,830,355	$5,772,041	$1,063,087	$(121,401)	$941,686

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,630,153	$1,921,687	$1,794,576	$2,107,387
Purchases	66,249	-	105,814	-
Accretion	(72,665)	(80,501)	(223,114)	(249,431)
Reclassification (to) from non-accretable difference	4,948	(18,496)	44,324	(6,831)
Sales and deconsolidation	(106,801)	-	(199,716)	(28,435)
Balance at end of period	$1,521,884	$1,822,690	$1,521,884	$1,822,690

The table below presents the outstanding principal balance and related amortized cost at September 30, 2014 and December 31, 2013 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended September 30, 2014	For the Year Ended December 31, 2013
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,664,543	$4,508,475
End of period	$3,401,226	$3,949,674

Amortized cost:
Beginning of period	$1,891,872	$2,268,751
End of period	$1,809,403	$2,027,738

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

September 30, 2014
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$31,469	$(550)	4	$-	$-	-	$31,469	$(550)	4
Senior, interest-only	28,629	(3,735)	27	102,293	(41,377)	56	130,922	(45,112)	83
Subordinated	-	-	-	11,485	(497)	3	11,485	(497)	3
Subordinated, interest-only	4,845	(2,404)	2	1,084	(320)	2	5,929	(2,724)	4
RMBS transferred to consolidated VIEs	-	-	-	-	-	-	-	-	-
Agency RMBS
Pass-through	1,999,279	(5,654)	38	710,935	(26,275)	12	2,710,214	(31,929)	50
Interest-only	80,886	(2,582)	9	11,296	(999)	3	92,182	(3,581)	12
Total	$2,145,108	$(14,925)	80	$837,093	$(69,468)	76	$2,982,201	$(84,393)	156

December 31, 2013
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$28,163	$(109)	3	$-	$-	-	$28,163	$(109)	3
Senior interest-only	119,913	(35,252)	54	45,167	(30,756)	28	165,080	(66,008)	82
Subordinated	-	-	-	17,661	(1,896)	2	17,661	(1,896)	2
Subordinated interest-only	1,062	(578)	2	-	-	-	1,062	(578)	2
RMBS transferred to consolidated VIEs	-	-	-	-	-	-	-	-	-
Agency RMBS
Pass-through	1,126,881	(51,494)	30	-	-	-	1,126,881	(51,494)	30
Interest-only	22,246	(1,018)	4	491	(298)	3	22,737	(1,316)	7
Total	$1,298,265	$(88,451)	93	$63,319	$(32,950)	33	$1,361,584	$(121,401)	126

At September 30, 2014, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2014.

Gross unrealized losses on the Company’s Agency pass-through RMBS were $32 million and $51 million at September 30, 2014 and December 31, 2013, respectively. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency pass-through RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2014 and December 31, 2013, unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS IO strips which are accounted for under the fair value option with changes in fair value recorded in earnings) were $1 million and $2 million at September 30, 2014 and December 31, 2013, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and nine months ended September 30, 2014 and 2013 is presented below.

	For the Quarter Ended
	September 30, 2014	September 30, 2013
	(dollars in thousands)
Total other-than-temporary impairment losses	$(726)	$(2,209)
Portion of loss recognized in other comprehensive income (loss)	(1,264)	(14,246)
Net other-than-temporary credit impairment losses	$(1,990)	$(16,455)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(dollars in thousands)
Total other-than-temporary impairment losses	$(4,939)	$(2,209)
Portion of loss recognized in other comprehensive income (loss)	(3,932)	(20,409)
Net other-than-temporary credit impairment losses	$(8,871)	$(22,618)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	September 30, 2014	September 30, 2013
	(dollars in thousands)
Cumulative credit loss beginning balance	$512,583	$498,252
Additions:
Other-than-temporary impairments not previously recognized	1,322	15,837
Reductions for securities sold or deconsolidated during the period	(48,970)	(2,919)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	668	618
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(688)	(4,536)
Cumulative credit loss ending balance	$464,915	$507,252

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(dollars in thousands)
Cumulative credit loss beginning balance	$524,432	$510,089
Additions:
Other-than-temporary impairments not previously recognized	8,203	16,549
Reductions for securities sold or deconsolidated during the period	(61,854)	(14,038)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	668	6,069
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(6,534)	(11,417)
Cumulative credit impairment loss ending balance	$464,915	$507,252

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Loss Severity
Weighted Average	72%	55%
Range	35% - 91%	41% - 75%

60+ days delinquent
Weighted Average	33%	23%
Range	8% - 47%	0% - 37%

Credit Enhancement (1)
Weighted Average	10%	5%
Range	0% - 35%	0% - 48%

3 Month CPR
Weighted Average	8%	18%
Range	2% - 25%	0% - 42%

12 Month CPR
Weighted Average	10%	18%
Range	5% - 22%	9% - 35%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at September 30, 2014 and December 31, 2013.  IO RMBS included in the tables below represent the right to receive a specified proportion of the contractual interest cash flows of the underlying principal balance of specific securities.  At September 30, 2014, IO RMBS had a net unrealized loss of $34 million and had an amortized cost of $370 million.  At December 31, 2013, IO RMBS had a net unrealized loss of $49 million and had an amortized cost of $349 million. The fair value of IOs at September 30, 2014 and December 31, 2013 was $336 million, and $300 million, respectively. All changes in fair value of IOs are reflected in Net income (loss).

September 30, 2014
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$26,534	$-	$26,534	$(550)	$-	$(550)
Senior, interest-only	-	13,905	13,905	-	(45,112)	(45,112)
Subordinated	103,988	-	103,988	(497)	-	(497)
Subordinated, interest-only	-	207	207	-	(2,724)	(2,724)
RMBS transferred to consolidated VIEs	787,775	2,750	790,525	-	-	-
Agency RMBS
Pass-through	59,685	-	59,685	(31,929)	-	(31,929)
Interest-only	-	639	639	-	(3,581)	(3,581)
Total	$977,982	$17,501	$995,483	$(32,976)	$(51,417)	$(84,393)

December 31, 2013
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$974	$-	$974	$(109)	$-	$(109)
Senior, interest only	-	11,802	11,802	-	(66,008)	(66,008)
Subordinated	119,233	-	119,233	(1,896)	-	(1,896)
Subordinated, interest only	-	2,483	2,483	-	(578)	(578)
RMBS transferred to consolidated VIEs	901,773	4,170	905,943	-	-	-
Agency RMBS
Pass-through	22,320	-	22,320	(51,494)	-	(51,494)
Interest-only	2	330	332	-	(1,316)	(1,316)
Total	$1,044,302	$18,785	$1,063,087	$(53,499)	$(67,902)	$(121,401)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$312,619	$68.46	$76.76	2.4%	5.5%
Senior, interest-only	$5,383,454	$4.44	$3.86	1.6%	15.2%
Subordinated	$689,332	$48.81	$63.83	3.3%	10.5%
Subordinated, interest-only	$218,527	$4.51	$3.36	0.9%	8.4%
RMBS transferred to consolidated VIEs	$3,226,298	$54.62	$79.46	4.6%	17.1%
Agency Mortgage-Backed Securities
Pass-through	$7,553,614	$104.96	$105.32	4.0%	3.1%
Interest-only	$2,016,717	$5.81	$5.66	1.1%	3.7%

(1) Bond Equivalent Yield at period end.

	December 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$128,217	$69.27	$69.95	1.4%	5.9%
Senior, interest only	$5,742,781	$4.93	$3.99	1.4%	17.2%
Subordinated	$830,632	$40.96	$55.09	2.9%	13.5%
Subordinated, interest only	$274,462	$5.34	$6.04	1.7%	9.0%
RMBS transferred to consolidated VIEs	$3,912,376	$54.17	$77.82	4.7%	15.8%
Agency Mortgage-Backed Securities
Pass-through	$1,898,131	$104.52	$105.24	3.6%	3.3%
Interest only	$247,344	$17.69	$17.30	3.2%	5.3%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
AAA	0.9%	0.0%
AA	0.5%	0.7%
A	0.0%	0.0%
BBB	0.4%	0.0%
BB	1.9%	1.4%
B	5.6%	4.3%
Below B or not rated	90.7%	93.6%
Total	100.0%	100.0%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at September 30, 2014 and December 31, 2013 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

September 30, 2014
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$2,591	$60,512	$170,527	$6,304	$239,934
Senior interest-only	641	61,272	111,808	34,119	207,840
Subordinated	-	49,171	234,248	156,548	439,967
Subordinated interest-only	-	-	5,929	1,411	7,340
RMBS transferred to consolidated VIEs	-	199,600	1,606,828	721,907	2,528,335
Agency RMBS
Pass-through	-	7,830,535	88,424	36,846	7,955,805
Interest-only	-	31,795	82,374	-	114,169
Total fair value	$3,232	$8,232,885	$2,300,138	$957,135	$11,493,390
Amortized cost
Non-Agency RMBS
Senior	$2,504	$54,965	$154,622	$1,859	$213,950
Senior interest-only	1,395	70,864	129,346	37,442	239,047
Subordinated	-	36,703	170,152	129,621	336,476
Subordinated interest-only	-	-	8,653	1,204	9,857
RMBS transferred to consolidated VIEs	-	143,036	1,119,807	474,967	1,737,810
Agency RMBS
Pass-through	-	7,805,818	85,390	36,841	7,928,049
Interest-only	-	32,007	85,104	-	117,111
Total amortized cost	$3,899	$8,143,393	$1,753,074	$681,934	$10,582,300

December 31, 2013
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$29,283	$60,404	$-	$89,687
Senior interest-only	376	103,688	96,968	28,033	229,065
Subordinated	3,359	63,177	321,333	69,700	457,569
Subordinated interest-only	-	-	14,862	1,709	16,571
RMBS transferred to consolidated VIEs	5,724	276,752	1,986,879	712,216	2,981,571
Agency RMBS
Pass-through	-	20,375	1,808,346	126,075	1,954,796
Interest-only	54	636	42,092	-	42,782
Total fair value	$9,513	$493,911	$4,330,884	$937,733	$5,772,041
Amortized cost
Non-Agency RMBS
Senior	$-	$28,900	$59,922	$-	$88,822
Senior interest-only	1,017	131,159	117,008	34,087	283,271
Subordinated	2,877	50,483	243,350	43,522	340,232
Subordinated interest-only	-	-	13,344	1,322	14,666
RMBS transferred to consolidated VIEs	4,744	211,925	1,356,981	501,978	2,075,628
Agency RMBS
Pass-through	-	18,608	1,837,611	127,751	1,983,970
Interest-only	122	825	42,819	-	43,766
Total amortized cost	$8,760	$441,900	$3,671,035	$708,660	$4,830,355

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios.  The Company defines Alt-A mortgage securities as non-agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.  At September 30, 2014 and December 31, 2013, 65% and 61% of the Non-Agency RMBS collateral was classified as Alt-A, respectively.  At September 30, 2014 and December 31, 2013, 24% and 28% of the Non-Agency RMBS collateral was classified as prime, respectively.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
Weighted average maturity (years)		22.7		24.1
Weighted average amortized loan to value (1)		67.9%		69.4%
Weighted average FICO (2)		685		710
Weighted average loan balance (in thousands)		$371		$385
Weighted average percentage owner occupied		83.1%		84.0%
Weighted average percentage single family residence		65.5%		65.4%
Weighted average current credit enhancement		1.6%		1.6%
Weighted average geographic concentration of top five states	CA	32.8%	CA	33.4%
	FL	8.5%	FL	9.1%
	NY	7.8%	NY	7.1%
	NJ	2.9%	NJ	3.0%
	MD	2.7%	MD	2.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2014 and December 31, 2013.

Origination Year	September 30, 2014	December 31, 2013
1999	0.2%	0.0%
2000	0.6%	0.6%
2001	2.1%	1.2%
2002	0.4%	1.0%
2003	2.6%	1.4%
2004	4.0%	3.6%
2005	20.0%	17.8%
2006	28.5%	32.2%
2007	37.8%	40.1%
2008	2.2%	2.1%
2013	0.9%	0.0%
2014	0.7%	0.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income.  The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and nine months ended September 30, 2014 and 2013 are as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollars in thousands)
Proceeds from sales	$1,683,377	$394,361	$1,816,845	$823,923

Gross realized gains	66,566	18,816	75,056	72,942
Gross realized losses	(2,459)	-	(6,911)	(3)
Net realized gain (loss)	$64,107	$18,816	$68,145	$72,939

Included in the gross realized gains in the table above are exchanges of securities with a fair value of $89 million where the Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset.  These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $23 million reflected in earnings.

4.  Securitized Loans Held for Investment

The Company is considered to be the primary beneficiary of VIEs formed for the purpose of securitizing whole mortgage loans.  Refer to Note 8 for additional details regarding the Company’s involvement with VIEs.  The securitized loans held for investment are carried at amortized cost or at fair value.

Securitized loans held for investment, net of allowance for loan losses

The prime jumbo securitized loans held for investment for which the Company has not elected the fair value option are carried at amortized cost which is their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses. The following table provides a summary of the changes in the carrying value of these securitized loans held for investment at September 30, 2014 and December 31, 2013:

	For the Nine Months Ended	For the Year Ended
	September 30, 2014	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$783,484	$1,300,131
Purchases	-	-
Principal paydowns	(100,673)	(507,683)
Net periodic amortization (accretion)	(4,057)	(10,763)
Change to loan loss provision	112	1,799
Balance, end of period	$678,866	$783,484

The following table represents the Company’s prime jumbo securitized residential mortgage loans held for investment which are carried at amortized cost at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Securitized loans, at amortized cost	$686,269	$792,547
Less: allowance for loan losses	7,403	9,063
Securitized loans held for investment	$678,866	$783,484

The securitized loan portfolio carried at amortized cost is collateralized by prime, jumbo, first lien residential mortgages of which 41% were originated during 2012, 37% were originated during 2011, 7% during 2010, and the remaining 15% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	September 30, 2014		December 31, 2013
Number of loans		930		1,053
Weighted average maturity (years)		26.7		27.3
Weighted average loan to value (1)		71.6%		71.7%
Weighted average FICO (2)		766		766
Weighted average loan balance (in thousands)		$725		$737
Weighted average percentage owner occupied		95.1%		94.7%
Weighted average percentage single family residence		71.0%		70.0%
Weighted average geographic concentration of top five states	CA	35.4%	CA	34.7%
	VA	5.4%	VA	5.6%
	NJ	5.4%	NY	5.5%
	MD	5.0%	NJ	5.1%
	NY	4.8%	TX	4.9%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio carried at amortized cost at September 30, 2014 and December 31, 2013:

	For the Nine Months Ended	For the Year Ended
	September 30, 2014	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$9,063	$11,624
Provision for loan losses	(112)	(1,799)
Charge-offs	(1,548)	(762)
Balance, end of period	$7,403	$9,063

The Company has established an allowance for loan losses related to jumbo prime securitized loans carried at amortized cost that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at September 30, 2014 and December 31, 2013 was $3 million and $4 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at September 30, 2014 and December 31, 2013 was $4 million and $5 million, respectively.

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $23 million and $26 million at September 30, 2014 and December 31, 2013, respectively.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at September 30, 2014 and December 31, 2013 was $17 million and $19 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $651 million and $750 million at September 30, 2014 and December 31, 2013, respectively.  The Company’s recorded investment in loans that are not impaired for which there is a related general reserve for credit losses at September 30, 2014 and December 31, 2103 was $662 million and $765 million, respectively.  Interest income on impaired loans carried at amortized cost is not significant.

The following table summarizes the outstanding principal balance of the jumbo prime loans carried at amortized cost which are 30 days delinquent and greater as reported by the servicer at September 30, 2014 and December 31, 2013.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
September 30, 2014	$1,909	$0	$5,506	$0	$3,814	$473	$11,702
December 31, 2013	$999	$570	$2,087	$473	$7,530	$1,179	$12,838

With the exception of its ability to approve certain loan modifications, the Company is not involved with the servicing or modification of the jumbo prime loans held for investment which are carried at amortized cost.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for these loans due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the nine months ended September 30, 2014 and 2013.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre- modification)	Unpaid Principal Balance of Modified Loans (Post- modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
Nine Months Ended
September 30, 2014	2	$1,139	$1,256	$1,173	$1,173	$0
September 30, 2013	3	$2,349	$2,358	$2,248	$2,248	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the quarter ended September 30, 2014, the Company determined that all loans carried at amortized cost which were modified by the servicer were considered TDRs, as defined under GAAP. A TDR is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the quarters ended September 30, 2014 and 2013 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDRs, the $4 million specific reserve related to TDRs as of September 30, 2014 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.  If there are further modifications, the reduction of the cashflow is reflected in the provision for loan losses.

As of September 30, 2014, there were no loans that were modified in the past twelve months and delinquent on scheduled payments.

Securitized loans held for investment, at fair value

The securitized loans held for investment for which the Company has elected the fair value option are carried at fair value.  See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the securitized loans held for investment.  As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment for which the Company has elected the fair value option at September 30, 2014 and December 31, 2013:

From Acquisition to
September 30, 2014
(dollars in thousands)
Balance, beginning of period	$-
Purchases	4,722,824
Principal paydowns	(44,809)
Net periodic amortization (accretion)	(484)
Change in fair value	139,020
Balance, end of period	$4,816,551

The securitized loan portfolio for which the Company has elected fair value option is collateralized by seasoned sub-prime residential mortgages originated during the following years:

Origination Year	September 30, 2014
2002 and prior	6.1%
2003	4.4%
2004	12.4%
2005	20.6%
2006	18.1%
2007	26.2%
2008	9.9%
2009	1.2%
2010 and later	1.1%
Total	100.0%

A summary of key characteristics of these loans follows.

	September 30, 2014
Number of loans		59,447
Weighted average maturity (years)		6.3
Weighted average loan to value (1)		80.2%
Weighted average FICO (1)		629
Weighted average loan balance (in thousands)		$79,872
Weighted average percentage owner occupied		95.8%
Weighted average percentage single family residence		79.3%
Weighted average geographic concentration of top five states	CA	9.3%
	FL	7.0%
	NC	7.0%
	VA	6.4%
	OH	6.0%

(1) As provided by the Trustee

The following table summarizes the outstanding principal balance of loans carried at fair value which are 30 days delinquent and greater as reported by the servicer at September 30, 2014.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
September 30, 2014	$155,898	$66,793	$114,221	$292,983	$72,897	$12,710	$715,502

The fair value of the loans 90 days or more past due is $80 million.  The fair value of REO assets is $6 million and is recorded in Other assets of consolidated VIEs.

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

During times of market dislocation, as has been experienced for some time and continues to exist, the observability of prices and inputs can be difficult for certain investments.  If third party pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined by the Company without validation to third-party pricing.  Illiquid investments typically experience greater price volatility as an active market does not exist.  Observability of prices and inputs can vary significantly from period to period and may cause instruments to change classifications within the three level hierarchy.

A description of the methodologies utilized by the Company to estimate the fair value of its financial instruments by instrument class follows:

Agency and Non-Agency RMBS

For each reporting period, the Company determines the fair value of its investment securities based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  The Company reviews the fair values generated by the model to determine whether prices are reflective of the current market by corroborating its estimates of fair value by comparing the results to non-binding independent prices provided by two independent third party pricing services for all securities.  For certain highly liquid asset classes, such as Agency fixed-rate pass-throughs, the Company’s valuations are also compared to quoted prices for To-Be-Announced (“TBA”) securities.

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate.  If internally developed prices differ from the independent prices provided by greater than a predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established.

The Company’s estimate of prepayment, default and severity curves all involve management judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency RMBS fair value estimates Level 3 inputs in the fair value hierarchy.

Securitized Loans Held for Investment

The Company estimates the fair value of its securitized loans held for investment on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market.  The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan.  These loan factors include:  loan coupon as compared to coupon currently available in the market, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors.  The Company develops a baseline for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate.  Generally, the most significant impact on loan value is the loan interest rate as compared to interest rates currently available in the market and delinquency history.  These two factors are based on relevant observable inputs.

The Company also monitors market activity to identify trades which may be used to compare internally developed prices; however, as the portfolio of loans held at fair value by the Company is a seasoned sub-prime pool of mortgage loans, comparables are not common or directly comparable.  There are limited transactions in the marketplace to develop a comprehensive direct range of values. However, if market data becomes available, the Company will compare this data to the internally developed prices to ensure reasonableness of the valuation.

The Company reviews the fair values generated by the model to determine whether prices are reflective of the current market by corroborating its estimates of fair value by comparing the results to non-binding independent prices provided by two independent third party pricing services for the loan portfolio.

If the internally developed fair value of the loan pools differ from the independent prices provided by greater than a predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains certain inputs used by the third party pricing services and evaluates them for reasonableness. The Company updates its own model if the Company determines the third party pricing inputs more accurately reflect the current market environment or observed information from the third party vendors. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established.

The Company's estimates of fair value of securitized loans held for investment involve management judgements and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Securitized Debt, collateralized by Non-Agency RMBS Transferred to Consolidated VIEs and Securitized Debt, Loans Held for Investment at cost

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

Securitized Debt, collateralized by Loans Held for Investment at fair value

The Company records securitized debt for certificates or notes financed without recourse to the Company in securitization or re-securitization transactions treated as secured borrowings.  The Company carries certain securitized debt at fair value.  The Company estimates the fair value of this securitized debt consistent with non-agency RMBS by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding.  The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and other economic factors.

See the further discussion of the valuation process and benchmarking process in the Agency and Non-Agency RMBS discussion of fair value.

The Company's estimates of fair value of Securitized debt, collateralized by loans held for investment at fair value involve management judgements and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2014 and December 31, 2013 is presented below.

September 30, 2014
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$239,934	$-	$239,934
Senior interest-only	-	-	207,840	-	207,840
Subordinated	-	-	439,967	-	439,967
Subordinated interest-only	-	-	7,340	-	7,340
RMBS transferred to consolidated VIEs	-	-	2,528,335	-	2,528,335
Securitized loans held for investment, at fair value	-	-	4,816,551	-	4,816,551
Agency RMBS
Pass-through	-	7,955,805	-	-	7,955,805
Interest-only	-	114,169	-	-	114,169
Other Derivatives

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(3,737,602)	-	(3,737,602)
Derivatives, net	7,800	(38,012)	-	21,790	(8,422)
Total	$7,800	$8,031,962	$4,502,365	$21,790	$12,563,917

December 31, 2013
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$89,687	$-	$89,687
Senior interest-only	-	-	229,065	-	229,065
Subordinated	-	-	457,569	-	457,569
Subordinated interest-only	-	-	16,571	-	16,571
RMBS transferred to consolidated VIEs	-	-	2,981,571	-	2,981,571
Agency RMBS
Pass-through	-	1,954,796	-	-	1,954,796
Interest-only	-	42,782	-	-	42,782
Derivatives, net	10,629	-	-	(2,534)	8,095

Liabilities:
Derivatives, net	-	(30,199)	-	-	(30,199)
Total	$10,629	$1,967,379	$3,774,463	$(2,534)	$5,749,937

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at September 30, 2014 and December 31, 2013.

Fair Value Reconciliation, Level 3

	For the Nine Months Ended
	September 30, 2014
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,774,463	$-	$-	$-	$3,774,463
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Purchases	405,994	-	4,722,824	(4,033,304)	1,095,514
Principal payments	(247,106)	-	(44,809)	266,198	(25,717)
Sales and Settlements	(600,511)	(8,749)	-	-	(609,260)
Accretion (amortization) of purchase discounts	74,461	-	(484)	4	73,981
Gains (losses) included in net income
Other than temporary credit impairment losses	(8,871)	-	-	-	(8,871)
Realized gains (losses) on sales and settlements	62,558	8,749	-	-	71,307
Realized gain on deconsolidation	47,846	-	-	-	47,846
Net unrealized gains (losses) included in income	17,158	-	139,020	29,500	185,678
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(102,576)	-	-	-	(102,576)
Ending balance Level 3 assets	$3,423,416	$-	$4,816,551	$(3,737,602)	$4,502,365

Fair Value Reconciliation, Level 3

	For the Year Ended
	December 31, 2013
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,961,208	-	-	-	$3,961,208
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Purchases	317,299	-	-	-	317,299
Principal payments	(475,092)	-	-	-	(475,092)
Sales and Settlements	(181,215)	(10,221)	-	-	(191,436)
Accretion of purchase discounts	106,290	-	-	-	106,290
Gains (losses) included in net income
Other than temporary credit impairment losses	(45,167)	-	-	-	(45,167)
Realized gains (losses) on sales and settlements	36,645	10,221	-	-	46,866
Realized losses on principal write-downs of Non-Agency RMBS	(18,316)	-	-	-	(18,316)
Net unrealized gains (losses) included in income	(43,252)	-	-	-	(43,252)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	116,063	-	-	-	116,063
Ending balance Level 3 assets	$3,774,463	$-	$-	$-	$3,774,463

There were no transfers to or from Level 3 for the nine months ended September 30, 2014 and for year ended December 31, 2013.

Sensitivity of Significant Inputs – Non-agency RMBS and securitized debt carried at fair value

The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and securitized debt carried at fair value are the weighted average discount rates, constant prepayment speed (“CPR”), cumulative default rate, and the loss severity.

Prepayment speeds, as reflected by the CPR, vary according to interest rates, the type of financial instrument, conditions in financial markets, and other factors, none of which can be predicted with any certainty.  In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans, and as a result, prepayment speeds tend to decrease.  When interest rates fall, prepayment speeds tend to increase. For RMBS investments purchased at a premium, as prepayment speeds increase, the amount of income the Company earns decreases as the purchase premium on the bonds amortizes faster than expected.  Conversely, decreases in prepayment speeds result in increased income and can extend the period over which the Company amortizes the purchase premium.  For RMBS investments purchased at a discount, as prepayment speeds increase, the amount of income the Company earns increases from the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in decreased income as the accretion of the purchase discount into interest income occurs over a longer period.

For securitized debt carried at fair value issued at a premium, as prepayment speeds increase, the amount of interest expense the Company recognizes decreases as the issued premium on the debt amortizes faster than expected.  Conversely, decreases in prepayment speeds result in decreased income and can extend the period over which the Company amortizes the premium.

For debt issued at a discount, as prepayment speeds increase, the amount of interest the Company expenses increases from the acceleration of the accretion of the discount into interest expense. Conversely, decreases in prepayment speeds result in decreased expense as the accretion of the discount into interest expense occurs over a longer period.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of September 30, 2014 and December 31, 2013 follows:

	September 30, 2014				December 31, 2013
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
	Range				Range
Non-Agency RMBS
Senior	4.8%	1% - 12%	0% - 30%	50% - 85%	6.4%	1% - 6%	0% - 33%	50% - 85%
Senior interest-only	13.4%	1% - 25%	0% - 34%	50% - 85%	14.1%	1% - 28%	0% - 33%	50% - 85%
Subordinated	6.0%	1% - 20%	0% - 20%	50% - 78%	6.1%	1% - 22%	0% - 38%	50% - 85%
Subordinated interest-only	22.0%	1% - 10%	0% - 14%	50% - 66%	12.7%	2% - 13%	0% - 18%	50% - 73%
RMBS transferred to consolidated VIEs	4.6%	1% - 17%	0% - 33%	50% - 85%	5.3%	1% - 20%	0% - 33%	50% - 85%

A summary of the significant inputs used to estimate the fair value of Securitized debt at fair value as of September 30, 2014 follows:

September 30, 2014
Significant Inputs
	CPR	CDR	Loss Severity
	Range	Range	Range
Securitized debt at fair value, collateralized by loans held for investment	3% - 7%	0% - 9%	50% - 66%

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

Default vectors are determined from the current “pipeline” of loans that are more than 30 days delinquent, in foreclosure, bankruptcy, or are REO. These delinquent loans determine the first 30 months of the default curve. Beyond month 30, the default curve transitions to a value that is reflective of a portion of the current delinquency pipeline.

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

Sensitivity of Significant Inputs – Securitized loans held for investment at fair value

The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment, at fair value, as of September 30, 2014 include coupon, FICO score, loan-to-value ratios (LTV), owner occupancy status, and property type.  A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment at fair value as of September 30, 2014 follows:

	September 30, 2014
	Significant Inputs
	Base Rate	Weighted Average/Percent of loan pool

Factor:
Coupon
Clean	4.63%	7.07%
Reperforming	5.50%	6.98%

FICO	620	629

Loan-to-value (LTV)	90%	80%

Occupancy
Owner Occupied	N/A	96%
Investor	N/A	4%
Secondary	N/A	0%

Property Type
Single family	N/A	79%
Manufactured housing	N/A	15%
Multi-family/mixed use/other	N/A	6%

The loan factors are generally not observable for the individual loans and the base rates developed by the Company’s internal model are subjective and change as market conditions change.  The impact of the loan coupon on the value of the loan is dependent on whether the loan is clean or reperforming.  A clean loan, with no history of delinquent payments and a relatively high loan interest rate would result in a higher overall value than a reperforming loan which has a history of delinquency.  Similarly, a higher FICO score and a lower LTV ratio results in increases in the fair market value of the loan and a lower FICO score and a higher LTV ratio would result in a lower value.

Property types also affect the overall loan values.  Property types include single family, manufactured housing and multi-family/mixed use and other types of properties.  Single family homes represent properties which house only one family unit.  Manufacture homes include mobile homes and modular homes.  Loan value for properties that are investor or secondary homes have a reduced value as compared to the baseline loan value.  Additionally, single family homes will result in an increase to the loan value where manufactured and multi-family/mixed use and other properties will result in a decrease to the loan value, as compared to the baseline.

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

	September 30, 2014
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	678,866	672,953
Repurchase agreements	2	(7,838,163)	(7,850,598)
Securitized debt, collateralized by Non-Agency RMBS	3	(742,894)	(748,319)
Securitized debt, collateralized by loans held for investment	3	(572,742)	(560,663)

	December 31, 2013
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	783,484	762,550
Repurchase agreements	2	(1,658,561)	(1,660,941)
Securitized debt, collateralized by Non-Agency RMBS	3	(933,732)	(940,712)
Securitized debt, collateralized by loans held for investment	3	(669,981)	(647,628)

6.  Repurchase Agreements

The Company had outstanding $7.8 billion and $1.7 billion of repurchase agreements with weighted average borrowing rates of 0.57% and 0.44% and weighted average remaining maturities of 67 days and 58 days as of September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014 and December 31, 2013, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $7.1 billion and $1.7 billion, respectively.  At September 30, 2014, Non-Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.4 billion.  There were no Non-Agency RMBS pledged as collateral at December 31, 2013.  The average daily balances of the Company’s repurchase agreements for the quarters ended September 30, 2014 and December 31, 2013 were $7.7 billion and $1.5 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At September 30, 2014 and December 31, 2013, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Overnight	$-	$-
1-29 days	3,556,708	644,332
30 to 59 days	1,691,671	606,945
60 to 89 days	957,222	-
90 to 119 days	556,406	129,049
Greater than or equal to 120 days	1,076,156	278,235
Total	$7,838,163	$1,658,561

At September 30, 2014 and December 31, 2013, the Company did not have any amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

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

At September 30, 2014 and December 31, 2013 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $4.4 billion and $670 million, respectively of which $3.8 billion as of September 30, 2014, are securitized debt for which the Company has elected the fair value option with changes in fair value reflected in earnings.  During the quarter ended September 30, 2014, the company recognized a gain of $30 million on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value.  At September 30, 2014 and December 31, 2013 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 3.49% and 3.31% respectively.  The debt matures between the years 2023 and 2065.

At September 30, 2014 and December 31, 2013 the Company’s securitized debt collateralized by Non-Agency RMBS had a principal balance of $769 million and $966 million, respectively.    At September 30, 2014 and December 31, 2013, the debt carried a weighted average cost of financing equal to 4.27% and 4.26%, respectively.  The debt matures between the years 2035 and 2047.

During the first quarter of 2014, the Company acquired securitized debt collateralized by Non-Agency RMBS with an outstanding principal balance of $54 million for $56 million in cash.  This transaction resulted in a loss on the extinguishment of debt of $2 million.  This loss is reflected in earnings for the nine months ended September 30, 2014.

During the third quarter of 2014, the Company settled debt collateralized by loans held for investment with an outstanding principal balance of $220 million for $220 million in cash.  As the debt was carried at and settled at par, no gain or loss was recognized.

The carrying value of securitized debt collateralized by jumbo prime loans is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The carrying value of securitized debt collateralized by seasoned sub-prime residential mortgage loans with a weighted average FICO score of 629 is based on fair value.  The following table presents the estimated principal repayment schedule of the securitized debt at September 30, 2014 and December 31, 2013, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Within One Year	$858,050	$370,250
One to Three Years	1,346,397	497,943
Three to Five Years	910,604	264,456
Greater Than Five Years	1,811,101	396,916
Total	$4,926,152	$1,529,565

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

As of September 30, 2014, the Company’s Consolidated Statements of Financial Condition includes consolidated VIEs with $8.0 billion of assets and $5.1 billion of liabilities.  As of December 31, 2013, the Company’s Consolidated Statements of Financial Condition includes consolidated VIEs with $3.8 billion of assets and $1.6 billion of liabilities.

VIE Activity:

SLFMT Trusts

During the third quarter of 2014, the Company acquired the rights to approximately $4.8 billion of seasoned sub-prime residential mortgage loans through the purchase of certain subordinate notes and trust certificates in Springleaf Mortgage Loan Trusts 2011-1, 2012-1, 2012-2, 2012-3, 2013-1, 2013-2 and 2013-3 (“SLFMT Trusts”).  By purchasing these securities, the Company may over time, at its option, terminate the SLFMT Trusts by redeeming all outstanding bonds at par and obtain the underlying mortgage collateral in accordance with each respective trust indenture.  The Company evaluated the SLFMT Trusts and determined that the total equity investment at risk is not sufficient to permit these trusts to finance its activities without additional subordinated financial support provided by another party.  Therefore, the Company concluded that the SLFMT Trusts were VIEs.  The Company further determined that their interests in the SLFMT Trusts gave the Company the power to direct the activity of these VIEs that most significantly impacted their economic performance of the VIEs.  Therefore, the Company concluded that it was the primary beneficiary of the SLFMT Trusts and consolidated the assets and liabilities of the SLFMT Trusts.  The Company eliminated all intercompany interests.  The consolidation of the SLFMT Trusts resulted in the addition of the following amounts, net of eliminations, at the time of acquisition.

SLFMT Trusts
(dollars in thousands)
Assets
Securitized loans held for investment, at fair value	$4,722,825
Other Assets	84,830
Liabilities
Securitized debt at fair value	$4,033,304

During the third quarter of 2014, the Company transferred its interests in SLFMT 2011-1 to a dealer and entered into a forward trade with the dealer to repurchase all securities of the new securitization entity backed by the collateral of SLFMT 2011-1. The financing for this transaction is reflected as a payable for securities of $348 million at the end of the third quarter of 2014.  This transfer and commitment of repurchase is reflected as financing for GAAP presentation.

CSMC 2010-12R/CSMC 2014-4R

During the first quarter of 2014, the Company sold all of its interests in CSMC 2010-12R, a consolidated VIE, to an unrelated third party.  Subsequent to this sale, the purchaser of the interests in this VIE liquidated the VIE and took possession of the underlying securities of the original VIE for the purposes of creating a new re-securitization entity.  The Company agreed to acquire certain interests in the new re-securitization entity, CSMC 2014-4R, collateralized by the underlying securities of the original VIE.  These new interests acquired by the Company were evaluated for consolidation under GAAP.  The Company determined that the acquired interests in the new re-securitization entity represented variable interests in only specified assets of the new re-securitization entity as these specified assets are essentially the only source of payment for the related variable interests of the new re-securitization entity.  As the Company acquired 100% of  certain classes of the new resecuritization entity, it concluded that it was the primary beneficiary of certain specified assets and interests of the new re-securitization entity for which it owned 100% of the class and, therefore, consolidated the assets and liabilities related only to their interests acquired.

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

As of September 30, 2014, the balance sheet includes the underlying assets of the original consolidated VIE the Company agreed to repurchase from the new re-securitization entity; therefore, no gain or loss is recognized on that portion of the transaction.  All intercompany balances related to the consolidated interests are eliminated in consolidation.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Assets
Non-Agency RMBS transferred to consolidated VIEs	$2,528,335	$2,981,571
Securitized loans held for investment, net of allowance for loan losses	678,866	783,484
Securitized loans held for investment, at fair value	4,816,551	-
Accrued interest receivable	40,587	17,173
Other Assets	80,454	6,534
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$742,894	$933,732
Securitized debt, collateralized by loans held for investment	572,742	669,981
Securitized debt at fair value, collateralized by loans held for investment	3,737,602	-
Accrued interest payable	16,383	5,278

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented in the table below.

	For the Quarter Ended
	September 30, 2014	September 30, 2013
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$103,742	$91,543
Interest expense, Non-recourse liabilities of VIEs	(28,984)	(23,494)
Net interest income	$74,758	$68,049

Total other-than-temporary impairment losses	-	(2,209)
Portion of loss recognized in other comprehensive income (loss)	(695)	(13,427)
Net other-than-temporary credit impairment losses	$(695)	$(15,636)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$274,215	$282,207
Interest expense, Non-recourse liabilities of VIEs	(66,859)	(75,472)
Net interest income	$207,356	$206,735

Total other-than-temporary impairment losses	(479)	(2,209)
Portion of loss recognized in other comprehensive income (loss)	(4,166)	(13,562)
Net other-than-temporary credit impairment losses	$(4,645)	$(15,771)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The Company’s investments in unconsolidated VIEs at September 30, 2014, ranged from less than $1 million to $46 million, with an aggregate amount of $895 million. The Company’s investments in unconsolidated VIEs at December 31, 2013, ranged from less than $1 million to $42 million, with an aggregate amount of $793 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $799 million at September 30, 2014 and $727 million at December 31, 2013. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment less any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2014 and December 31, 2013.

September 30, 2014

		Derivative Assets		Derivative Liabilities

Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$3,435,000	Derivatives, at fair value, net	$-	Derivatives, at fair value, net	$(16,222)
Mortgage Options	-	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Treasury Futures	1,240,000	Derivatives, at fair value, net	7,800	Derivatives, at fair value, net	-
Total	$4,675,000		$7,800		$(16,222)

December 31, 2013

		Derivative Assets		Derivative Liabilities

Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$1,355,000	Derivatives, at fair value, net	$-	Derivatives, at fair value	$(30,199)
Treasury Futures	550,000	Derivatives, at fair value, net	8,095	Derivatives, at fair value	-
Total	$1,905,000		$8,095		$(30,199)

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income (Loss) is presented below.

		Net gains (losses) on derivatives
		For the Quarter Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)	September 30, 2014	September 30, 2013
(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$7,041	$237
Interest Rate Swaps	Net realized gains (losses) on derivatives	(17,132)	(5,459)
Mortgage Options	Net unrealized gains (losses) on derivatives	(4,340)	(198)
Mortgage Options	Net realized gains (losses) on derivatives	5,852	3,590
Treasury Futures	Net unrealized gains (losses) on derivatives	10,436	(12)
Treasury Futures	Net realized gains (losses) on derivatives	(11,547)	(1,522)
Swaptions	Net unrealized gains (losses) on derivatives	(162)	-
Swaptions	Net realized gains (losses) on derivatives	(325)	-
Total		$(10,177)	$(3,364)

		Net gains (losses) on derivatives
		For the Nine Months Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)	September 30, 2014	September 30, 2013
(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(8,728)	$18,817
Interest Rate Swaps	Net realized gains (losses) on derivatives	(34,843)	(16,380)
Mortgage Options	Net unrealized gains (losses) on derivatives	-	(198)
Mortgage Options	Net realized gains (losses) on derivatives	7,504	3,590
Treasury Futures	Net unrealized gains (losses) on derivatives	(2,829)	(12)
Treasury Futures	Net realized gains (losses) on derivatives	(21,029)	(1,522)
Swaptions	Net unrealized gains (losses) on derivatives	(162)	-
Swaptions	Net realized gains (losses) on derivatives	(325)	-
Total		$(60,412)	$4,295

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2014 was 2.26% and the weighted average receive rate was 0.20%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2013 was 1.81% and the weighted average receive rate was 0.17%.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions.  Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value.  Cleared swaps are fair valued using internal pricing models and compared to the exchange market values. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2014 is approximately $56 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

During the quarters ended September 30, 2014 and 2013, the Company declared dividends to common shareholders totaling $92 million, or $0.09 per share.  During the nine months ended September 30, 2014 and 2013, the Company declared dividends to common shareholders totaling $277 million, or $0.27 per share.

Earnings per share for the quarters and nine months ended September 30, 2014 and 2013, respectively, are computed as follows:

	For the Quarter Ended
	September 30, 2014	September 30, 2013

Numerator:
Net income	$377,580	$67,367
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$377,580	$67,367

Denominator:
Weighted average basic shares	1,027,183,380	1,027,121,439
Effect of dilutive securities	325,500	437,750
Weighted average diluted shares	1,027,508,880	1,027,559,189

Net income per average share attributable to common stockholders - Basic	$0.37	$0.07
Net income per average share attributable to common stockholders - Diluted	$0.37	$0.07

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(dollars in thousands)
Numerator:
Net income	$582,717	$290,375
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$582,717	$290,375

Denominator:
Weighted average basic shares	1,027,218,024	1,027,075,627
Effect of dilutive securities	325,714	506,955
Weighted average dilutive shares	1,027,543,738	1,027,582,582

Net income per average share attributable to common stockholders - Basic	$0.57	$0.28
Net income per average share attributable to common stockholders - Diluted	$0.57	$0.28

11.  Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the nine months ended September 30, 2014 and 2013:

	September 30, 2014
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2013	$990,803	$990,803
OCI before reclassifications	63,995	63,995
Amounts reclassified from AOCI	(109,792)	(109,792)
Net current period OCI	(45,797)	(45,797)
Balance as of September 30, 2014	$945,006	$945,006

	September 30, 2013
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2012	$989,936	$989,936
OCI before reclassifications	61,836	61,836
Amounts reclassified from AOCI	(50,321)	(50,321)
Net current period OCI	11,515	11,515
Balance as of September 30, 2013	$1,001,451	$1,001,451

The following table presents the details of the reclassifications from AOCI for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income (Loss)
Unrealized gains and losses on available-for-sale securities	(dollars in thousands)
	$70,817	$72,939	Net realized gains (losses) on sales of investments
	47,846		Realized gain on deconsolidation
	(8,871)	(22,618)	Net other-than-temporary credit impairment losses
	$109,792	$50,321	Income (loss) before income taxes
	-	-	Income taxes
	$109,792	$50,321	Net of tax

12.  Long Term Incentive Plan

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to employees of FIDAC and its affiliates and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.  During the quarters ended September 30, 2014 and 2013, 16 thousand and 26 thousand shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively. During the nine months ended September 30, 2014 and 2013, 53 thousand and 80 thousand shares of restricted stock issued by the Company to FIDAC’s employees vested, respectively.  As of September 30, 2014 there were 214 thousand remaining non-vested shares representing $650 thousand of total unrecognized compensation costs granted under the long term incentive plan, based on the closing price of the shares at quarter end.  That cost is expected to be recognized over a period of approximately 3.25 years.

13.  Income Taxes

For the quarter ended September 30, 2014, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860.  As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions.  The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS’s are subject to federal, state, and local taxes.  There were no significant income tax expenses for the quarters or nine months ended September 30, 2014 and 2013.

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

The Company’s 2013, 2012 and 2011 federal, state and local tax returns remain open for examination.

14.  Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk.  The Company is subject to interest rate risk in connection with its investments in Agency and Non-Agency RMBS, residential mortgage loans, and borrowings under repurchase agreements.  When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company attempts to minimize credit risk through due diligence and asset selection by purchasing loans underwritten to agreed-upon specifications of selected originators.  The Company has established a whole loan target market including prime and sub-prime borrowers, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan-to-value ratios.  These factors are considered to be important indicators of credit risk.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition.  The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of September 30, 2014 and December 31, 2013.  The Company has no financial instruments subject to master netting arrangements, or similar arrangements, in an asset position on a gross basis.

	September 30, 2014
	(dollars in thousands)

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase agreements	$(7,838,163)	$-	$(7,838,163)	$8,524,273	$-	$686,110
Interest Rate Swaps	(38,012)	21,790	(16,222)	29,220	78,725	91,723
Mortgage Options	-	-	-	-	-	-
Treasury Futures	7,800	-	7,800	-	8,855	16,655
Total Liabilities	$(7,868,375)	$21,790	$(7,846,585)	$8,553,493	$87,580	$794,488
(1) Included in other assets

	(dollars in thousands)

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase agreements	$(1,658,561)	$-	$(1,658,561)	$1,737,381	$-	$78,820
Interest Rate Swaps	(30,199)	-	(30,199)	39,470	-	9,271
Mortgage Options	-	-	-	-	-	-
Treasury Futures	10,629	(2,534)	8,095	-	-	8,095
Total Liabilities	$(1,678,131)	$(2,534)	$(1,680,665)	$1,776,851	$-	$96,186

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
On August 8, 2014, the management agreement was amended and restated.  Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity.  In addition, FIDAC agreed to pay the Company a one-time payment of approximately $24 million to resolve issues raised in derivative demand letters sent to Chimera’s Board of Directors.  This amount equals a base management fee equal to 0.75% per annum of gross stockholders’ equity as if it were in effect from January 1, 2012 through November 27, 2012.  This payment was received by the Company during the third quarter of 2014 and is included in Other income in the Consolidated Statement of Operations.

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

The management agreement provides that FIDAC will pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for the quarters ended September 30, 2014 and 2013 is $2 million and $3 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.  The amount paid by FIDAC related to these expenses for each of the nine months ended September 30, 2014 and 2013 is $5 million, respectively.

The Company is obligated to reimburse FIDAC for costs incurred on the Company’s behalf under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s board of directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarters and nine months ended September 30, 2014 and 2013, reimbursements to FIDAC were not significant.

The Company paid management fees of $9 million and $7 million for each of the quarters ended September 30, 2014 and 2013, respectively.  The Company paid management fees of $22 million and $20 million for each of the nine months ended September 30, 2014 and 2013, respectively.  We also paid our Manager reimbursements of $2 million and $1 million for the quarters ended September 30, 2014 and 2013 and $5 million for each of the nine months ended September 30, 2014 and 2013, respectively.  None of the reimbursement payments is attributable to the compensation of our named executive officers.

RCap

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During the quarters and nine months ended September 30, 2014 and 2013, fees paid to RCAP were less than $1 million.

16.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure as of September 30, 2014 and December 31, 2013.

17.  Subsequent Events

The Board of Directors has determined that there will be a quarterly dividend of $0.09 per share for the fourth quarter of 2014.

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

● Agency RMBS

● Interest-only (“IO”) RMBS

Residential Mortgage Loans
●   Prime mortgage loans, which are mortgage loans that conform to the underwriting guidelines of Fannie Mae and Freddie Mac, which we refer to as Agency Guidelines; and jumbo prime mortgage loans, which are mortgage loans that conform to the Agency Guidelines except as to loan size

●   Alt-A mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than the documentation standards applied by certain other first lien mortgage loan purchase programs, such as the Agency Guidelines, but have one or more compensating factors such as a borrower with a strong credit or mortgage history or significant assets

        ●   Seasoned sub-prime mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than prime mortgage loans and that have borrowers who have credit or mortgage history which would not meet the standards for prime mortgage loans or Alt-A mortgage loans.

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

● Swaptions

● Futures

● Index options

● Mortgage options

Since we commenced operations in November 2007, we have focused our investment activities on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  At September 30, 2014, based on the amortized cost balance of our interest earning assets, approximately 50% of our investment portfolio was Agency RMBS, 16% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2013, based on the amortized cost balance of our interest earning assets, approximately 36% of our investment portfolio was Agency RMBS, 50% of our investment portfolio was Non-Agency RMBS, and 14% of our investment portfolio was securitized residential mortgage loans.  During the third quarter of 2014, we increased our securitized loans held for investment by $4.8 billion, primarily financed with securitized debt collateralized by the loans acquired during the quarter.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code.  A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)).  We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the quarters ended September 30, 2014 and the years ended December 31, 2013 and 2012.  We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the quarter and nine months ended September 30, 2014 and for the years ended December 31, 2013 and 2012.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income.  Therefore, for the quarter and nine months ended September 30, 2014 and for the years ended December 31, 2013 and 2012, we believe that we qualified as a REIT under the Code.

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

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and nine months ended September 30, 2014 and 2013.

Net Income (Loss)
(dollars in thousands)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Interest Income:
Interest income	$86,613	$38,818	$171,125	$101,514
Interest expense	(9,902)	(1,580)	(15,132)	(5,042)

Interest income, Assets of consolidated VIEs	103,742	91,543	274,215	282,207
Interest expense, Non-recourse liabilities of consolidated VIEs	(28,984)	(23,494)	(66,859)	(75,472)
Net interest income (expense)	151,469	105,287	363,349	303,207
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(726)	(2,209)	(4,939)	(2,209)
Portion of loss recognized in other comprehensive income (loss)	(1,264)	(14,246)	(3,932)	(20,409)
Net other-than-temporary credit impairment losses	(1,990)	(16,455)	(8,871)	(22,618)

Other gains (losses):
Net unrealized gains (losses) on derivatives	12,975	27	(11,720)	18,607
Net realized gains (losses) on derivatives	(23,152)	(3,391)	(48,692)	(14,312)
Realized gains (losses) on terminations of interest rate swaps	-	-	-	-
Net gains (losses) on derivatives	(10,177)	(3,364)	(60,412)	4,295
Net unrealized gains (losses) on financial instruments at fair value	162,921	(27,874)	183,722	(41,861)
Net realized gains (losses) on sales of investments	64,107	18,816	68,145	72,939
Gain on deconsolidation	-	-	47,846	-
Realized losses on principal write-downs of Non-Agency RMBS	-	-	(2,184)	-
Total other gains (losses)	216,851	(12,422)	237,117	35,373
Net investment income (loss)	366,330	76,410	591,595	315,962

Other (income) and expenses:
Management fees	9,381	6,570	21,873	19,517
Expense recoveries from Manager	(1,975)	(1,082)	(4,820)	(6,252)
Net management fees	7,406	5,488	17,053	13,265
General and administrative expenses	5,772	3,624	15,718	13,668
(Income)/expense for change in loan loss provision	(645)	(69)	(112)	(1,348)
Other (income) expense	(23,783)	-	(23,783)	-
Total other expenses	(11,250)	9,043	8,876	25,585

Income (loss) before income taxes	377,580	67,367	582,719	290,377
Income taxes	-	-	2	2
Net income (loss)	$377,580	$67,367	$582,717	$290,375

Our net income increased by $310 million to $378 million, or $0.37 per average basic common share, for the quarter ended September 30, 2014 as compared to $67 million, or $0.07 per average basic common share, for the quarter ended September 30, 2013.  The increase in earnings for the quarter ended September 30, 2014 over the same period of 2013 is primarily attributable to the change in unrealized gain on financial instruments at fair value, which is recognized in earnings, of $191 million.  The unrealized gain on financial instruments at fair value is primarily driven by a $139 million gain on the loans held for investment acquired in the third quarter for which we elected the fair value option with changes in fair value recognized in earnings.  This gain is unrealized and may not ultimately be realized and does not affect our ability to pay dividends.

During the third quarter of 2014, we increased our interest income, net of interest expense, by $46 million to $151 million as compared to $105 million in the same period of 2013.  During the third quarter of 2014, we recognized net realized gains on sales of investments of $64 million, an increase of $45 million over the same period in 2013.  During the third quarter, we also received a one time $24 million payment from our manager during the quarter.

Our net income increased by $292 million to $583 million, or $0.57 per average basic common share, for the nine months ended September 30, 2014 as compared to $290 million, or $0.28 per average basic common share, for the nine months ended September 30, 2013.  The increase in earnings for the nine months ended September 30, 2014 over the same period of 2013 is again primarily attributable to the change in unrealized gain on financial instruments at fair value, which is recognized in earnings, of $226 million.

During the first nine months of 2014, we increased our interest income, net of interest expense, by $60 million to $363 million for the first nine months of 2014 as compared to $303 million in the same period of 2013.  The Company has added positions to both its Agency and loans held for investment portfolios during 2014 which we expect to have a positive impact on net interest income over the next few quarters.

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

Falling Interest Rate Environment.  As indicated above, as interest rates rise, prepayment speeds generally decrease.  Rising interest rates, however, increase our financing costs which may result in a net negative impact on our net interest income.  The company attempts to mitigate some of the risk of rising interest rates by using interest rate derivative hedges such as swaps, futures and options that are designed to increase in value if interest rates rise.  When interest rates fall, the value of such interest rate derivatives also fall in value as the risk the derivative is designed to hedge is lower.  We expect our interest rate hedges to lose value in a falling interest rate environment and reduce net income.

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

At September 30, 2014, the difference between GAAP book value and estimated economic book value was determined to be $359 million, or $0.35 per share.  At December 31, 2013, the difference between GAAP book value and estimated economic book value was determined to be $438 million, or $0.42 per share.  This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing and recorded at amortized cost on the statement of financial condition.  In these re-securitization transactions, we have generally retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts.  As the senior notes pay off, we expect the difference between our economic and our GAAP book value to decrease.  The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$239,934	$218,717	$458,651
Senior interest-only	207,840	70,707	278,547
Subordinated	439,967	1,970,558	2,410,525
Subordinated interest-only	7,340	3,610	10,950
RMBS transferred to consolidated VIEs	2,528,335	(2,528,335)	-
Agency RMBS, at fair value
Pass-through	7,955,805	-	7,955,805
Interest-only	114,169	-	114,169
Securitized loans held for investment, net of allowance for loan losses	678,866	(678,866)	-
Securitized loans held for investment, at fair value	4,816,551	(4,816,551)	-
Other assets	502,163	-	502,163
Total assets	$17,490,970	$(5,760,160)	$11,730,810

Liabilities:
Repurchase agreements	7,838,163	-	7,838,163
Securitized debt, collateralized by Non-Agency RMBS	742,894	(742,894)	-
Securitized debt, collateralized by loans held for investment	572,742	(572,742)	-
Securitized debt at fair value, collateralized by loans held for investment	3,737,602	(3,737,602)	-
Other liabilities (1)	1,008,342	(347,800)	660,542
Total liabilities	13,899,743	(5,401,038)	8,498,705

Total stockholders' equity	3,591,227	(359,122)	3,232,105
Total liabilities and stockholders' equity	$17,490,970	$(5,760,160)	$11,730,810

Book Value Per Share	$3.50	$(0.35)	$3.15

(1) Primarily payable for investments purchased.

	December 31, 2013
	(dollars in thousands, except per share data)
	GAAP Book Value	Adjustments	Estimated Economic Book Value
Assets:
Non-Agency RMBS, at fair value
Senior	$89,687	$12,365	$102,052
Senior interest-only	229,065	116,951	346,016
Subordinated	457,569	1,593,924	2,051,493
Subordinated interest-only	16,571	280	16,851
RMBS transferred to consolidated VIEs	2,981,571	(2,981,571)	-
Agency RMBS, at fair value
Pass-through	1,954,796	-	1,954,796
Interest-only	42,782	-	42,782
Securitized loans held for investment, net of allowance for loan losses	783,484	(783,484)	-
Other assets	380,556	-	380,556
Total assets	$6,936,081	$(2,041,535)	$4,894,546

Liabilities:
Repurchase agreements, RMBS	1,658,561	-	1,658,561
Securitized debt, collateralized by Non-Agency RMBS	933,732	(933,732)	-
Securitized debt, collateralized by loans held for investment	669,981	(669,981)	-
Other liabilities	342,297	-	342,297
Total liabilities	3,604,571	(1,603,713)	2,000,858

Total stockholders' equity	3,331,510	(437,822)	2,893,688
Total liabilities and stockholders' equity	$6,936,081	$(2,041,535)	$4,894,546

Book Value Per Share	$3.24	$(0.42)	$2.82

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

Portfolio Review

During the nine months ended September 30, 2014, on an aggregate basis, we purchased $8.2 billion, sold $1.9 billion, and received $654 million in principal payments related to our Agency RMBS, Non-Agency RMBS, and loans held for investment.  In addition, we used $564 million of proceeds from our assets to repay principal on our securitized debt during this same period.  The $8.2 billion of purchases includes $774 million used to acquire our interests in the pools of seasoned sub-prime residential mortgage loans during the third quarter of 2014.

The following table summarizes certain characteristics of our portfolio at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

Interest earning assets at period-end (1)	$16,988,807	$6,555,525
Interest bearing liabilities at period-end	$12,891,401	$3,262,274
Leverage at period-end	3.8:1	1.0:1
Leverage at period-end (recourse)	2.6:1	0.5:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	15.9%	49.8%
Senior	1.3%	1.5%
Senior, interest only	1.5%	5.1%
Subordinated	2.1%	6.0%
Subordinated, interest only	0.1%	0.3%
RMBS transferred to consolidated VIEs	10.9%	36.9%
Agency RMBS	0.0%	36.1%
Pass-through	49.7%	35.3%
Interest-only	0.7%	0.8%
Securitized loans	33.7%	14.1%
Fixed-rate percentage of portfolio	92.3%	76.3%
Adjustable-rate percentage of portfolio	7.7%	23.7%
(1) Excludes cash and cash equivalents.

The following table presents details of each asset class in our portfolio at September 30, 2014 and December 31, 2013.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$312,619	$68.46	$76.76	2.4%	5.5%	11.2%	11.4%	31.6%	66.7%	9.7%	$1,118
Senior, interest only	$5,383,454	$4.44	$3.86	1.6%	15.2%	13.7%	13.8%	21.1%	50.7%	0.0%	$-
Subordinated	$689,332	$48.81	$63.83	3.3%	10.5%	15.5%	15.9%	15.9%	46.0%	11.7%	$6,043
Subordinated, interest only	$218,527	$4.51	$3.36	0.9%	8.4%	13.0%	13.8%	14.4%	45.6%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,226,298	$54.62	$79.46	4.6%	17.1%	11.8%	11.1%	23.4%	58.4%	1.3%	$27,232
Agency Mortgage-Backed Securities
Pass-through	$7,553,614	$104.96	$105.32	4.0%	3.1%	6.0%	9.0%	NA	NA	0.0%	$-
Interest-only	$2,016,717	$5.81	$5.66	1.1%	3.7%	9.1%	9.1%	NA	NA	0.0%	$-
Securitized loans	$5,421,978	$99.04	$101.35	6.6%	49.8%	7.1%	6.6%	5.0%	50.6%	36.5%	$570
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$128,217	$69.27	$69.95	1.4%	5.9%	12.1%	15.1%	38.0%	63.3%	8.3%	$297
Senior, interest only	$5,742,781	$4.93	$3.99	1.4%	17.2%	15.2%	16.8%	19.9%	51.1%	0.0%	$-
Subordinated	$830,632	$40.96	$55.09	2.9%	13.5%	17.0%	19.6%	16.2%	49.6%	12.6%	$6,563
Subordinated, interest only	$274,462	$5.34	$6.04	1.7%	9.0%	17.0%	18.1%	15.4%	45.0%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,912,376	$54.17	$77.82	4.7%	15.8%	11.7%	14.7%	25.8%	57.9%	1.6%	$34,386
Agency Mortgage-Backed Securities
Pass-through	$1,898,131	$104.52	$105.24	3.6%	3.3%	7.7%	18.2%	NA	NA	0.0%	$-
Interest-only	$247,344	$17.69	$17.30	3.2%	5.3%	9.8%	17.5%	NA	NA	0.0%	$-
Securitized loans	$776,074	$102.12	$98.26	4.7%	3.5%	18.3%	36.4%	1.5%	22.3%	16.4%	$(6)
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

	For the Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$951,305	$990,202	$996,694	$1,012,513	$1,026,921
Accretion of discount	(39,062)	(42,101)	(40,304)	(40,812)	(40,001)
Purchases	126,753	(6,773)	18,815	-	-
Sales and deconsolidation	(66,161)	(669)	(3,843)	-	(6,655)
Transfers from credit reserve	11,809	17,134	31,666	28,962	35,054
Transfers to credit reserve	(7,601)	(6,488)	(12,826)	(3,969)	(2,806)
Balance, end of period	$977,042	$951,305	$990,202	$996,694	$1,012,513

	For the Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(dollars in thousands)
	Non-Accretable Difference
Balance, beginning of period	$1,046,519	$1,171,130	$1,217,793	$1,261,945	$1,370,792
Principal Writedowns	(81,289)	(41,155)	(47,079)	(41,708)	(93,054)
Purchases	126,753	(6,773)	18,815	-	-
Sales and deconsolidation	(156,096)	(71,384)	(1,093)	-	-
Net other-than-temporary credit impairment losses	1,990	5,347	1,534	22,549	16,455
Transfers from credit reserve	(11,809)	(17,134)	(31,666)	(28,962)	(35,054)
Transfers to credit reserve	7,601	6,488	12,826	3,969	2,806
Balance, end of period	$933,668	$1,046,519	$1,171,130	$1,217,793	$1,261,945

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

Recent Accounting Pronouncements

Refer to Note 2(q) in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company or expected to be adopted by the Company in the future.

Results of Operations for the Quarters and Nine Months Ended September 30, 2014 and 2013

Our primary source of income is interest income earned on our assets and our primary expense is interest expense, including our periodic interest costs of interest rate derivatives.

Interest Income

Interest income increased by $60 million to $190 million for the quarter ended September 30, 2014 from $130 million for the same period of 2013.  The increase is primarily due to the increase in agency holdings of approximately $6.0 billion acquired at the end of the second quarter and the increase in securitized loans of approximately $4.8 billion acquired during the third quarter.  Net interest income on our Agency RMBS portfolio increased by $35 million and net interest income on our securitized loan portfolio increased by $25 million.  Both portfolios increased from the prior quarter due to significant purchases.  The significant increase in these two groups of interest earning assets is expected to contribute to our interest income earned for future periods.

Interest income increased by $62 million to $445 million for the nine months ended September 30, 2014 from $384 million for the same period of 2013.  The increase is also primarily due to increased Agency RMBS and securitized loans during 2014 over the same period of the prior year.

Interest Expense

Interest expense increased by $14 million to $39 million for the quarter ended September 30, 2014 from $25 million for the same period of 2013.  The increase is primarily due to increased interest expense on our repurchase agreements and, to a lesser extent, the increase in our securitized debt.  Our repurchase agreement obligation increased by $6.2 billion to $7.8 billion as of September 30, 2014 as compared to $1.6 billion as of September 30, 2013.  This increased borrowing was used to acquire both Agency and Non-Agency RMBS.  Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately.

Interest expense increased by $1 million to $82 million for the nine months ended September 30, 2014 from $81 million for the same period of 2013.  An increase in interest expense of $10 million on our repurchase agreements and $6 million on our securitized debt collateralized by residential mortgage loans was largely offset by reduced financing costs of $15 million on our securitized debt collateralized by Non-Agency RMBS as this financing has continued to pay down.  The interest expense on the securitized debt consolidated with the securitized loans acquired in the third quarter did not significantly impact the year to date interest expense as this financing was acquired in the second half of the third quarter.

Net Economic Interest Income

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

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Hedges	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Hedges	Economic Net Interest Income (1)
For the Quarter Ended September 30, 2014	$190,355	$38,886	$17,132	$56,018	$151,469	$17,132	$134,333
For the Quarter Ended June 30, 2014	$134,318	$20,680	$12,061	$32,741	$113,638	$12,061	$101,573
For the Quarter Ended March 31, 2014	$120,667	$22,425	$5,650	$28,075	$98,242	$5,650	$92,588
For the Quarter Ended December 31, 2013	$128,062	$21,485	$5,477	$26,962	$106,577	$5,477	$101,092
For the Quarter Ended September 30, 2013	$130,361	$25,074	$5,459	$30,533	$105,287	$5,459	$99,824
(1) Excludes interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	September 30, 2014			September 30, 2013
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$7,614,237	$64,065	3.37%	$2,061,276	$16,599	3.22%
Non-Agency RMBS	812,667	22,544	11.10%	671,713	22,215	13.23%
Non-Agency RMBS transferred to consolidated VIEs	1,787,994	71,108	15.91%	2,217,071	82,776	14.93%
Jumbo Prime securitized residential mortgage loans held for investment	710,865	5,282	2.97%	885,965	8,767	3.96%
Seasoned sub-prime securitized residential mortgage loans held for investment	1,556,948	27,352	7.03%	-	-	-
Total	$12,482,712	$190,351	6.10%	$5,836,025	$130,357	8.93%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$7,181,000	$23,872	1.33%	$1,533,733	$7,039	1.84%
Non-Agency repurchase agreements	560,836	3,162	2.26%	-	-	-
Securitized debt, collateralized by Non-Agency RMBS	765,028	13,540	7.08%	1,067,709	16,909	6.33%
Securitized debt, collateralized by jumbo prime residential mortgage loans	588,699	5,205	3.54%	759,066	6,585	3.47%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	1,255,689	10,239	3.26%	-	-	-
Total	$10,351,252	$56,018	2.16%	$3,360,508	$30,533	3.63%

Net economic interest income/net interest rate spread		$134,333	3.93%		$99,824	5.29%

Net interest-earning assets/net interest margin	$2,131,460		4.30%	$2,475,518		6.84%

Ratio of interest-earning assets to interest bearing liabilities	1.21			1.74
(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

	For the Nine Months Ended
	September 30, 2014			September 30, 2014
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$4,321,091	$109,322	3.37%	$1,850,327	$47,391	3.41%
Non-Agency RMBS	796,297	61,791	10.35%	646,741	54,093	11.15%
Non-Agency RMBS transferred to consolidated VIEs	1,921,600	225,417	15.64%	2,309,704	257,107	14.84%
Jumbo Prime securitized residential mortgage loans held for investment	742,858	21,446	3.85%	1,044,492	25,100	3.20%
Seasoned sub-prime securitized residential mortgage loans held for investment	518,983	27,352	7.03%	-	-	-
Total	$8,300,829	$445,328	10.73%	$5,851,263	$383,691	13.11%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$3,921,089	$46,036	1.57%	$1,503,967	$21,422	1.90%
Non-Agency repurchase agreements	246,603	3,939	2.13%	-	-	-
Securitized debt, collateralized by Non-Agency RMBS	823,113	39,559	6.41%	1,178,244	54,161	6.13%
Securitized debt, collateralized by jumbo prime residential mortgage loans	621,142	17,061	3.66%	911,861	21,311	3.12%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	418,563	10,239	3.26%	-	-	-
Total	$6,030,510	$116,834	3.87%	$3,594,071	$96,894	5.39%

Net economic interest income/net interest rate spread		$328,494	6.85%		$286,797	7.72%

Net interest-earning assets/net interest margin	$2,270,318		7.91%	$2,257,192		9.80%

Ratio of interest-earning assets to interest bearing liabilities	1.38			1.63
(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Net Economic Interest Income and the Average Earning Assets

Our net economic interest income increased by $34 million to $134 million for the quarter ended September 30, 2014 from $100 million for the same period of 2013.  Our net interest rate spread, which equals the yield on our average assets less the economic average cost of funds decreased by 136 basis points for the quarter ended September 30, 2014 as compared to the same period of 2013.  The net interest margin, which equals the net economic interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 254 basis points for the quarter ended September 30, 2014 as compared to the same period of 2013.  Our net interest margin declined due to a lower total average yield on our interest-earning assets of 284 basis points which was not fully offset by the decline in our average cost of funds of 146 basis points.  The portfolio has experienced changes in 2014 as compared to 2013 as we have increased our average Agency RMBS and securitized loans held for investment and our Non-Agency RMBS has declined.  To finance these increase, we have primarily increased our repurchase agreements and securitized debt.  These financing increases used to purchase additional interest-earning assets have increased our leverage ratios, resulting in an overall increase in our return on equity.

Our net economic interest income increased by $41 million to $328 million for the nine months ended September 30, 2014 from $287million for the same period of 2013.  Our net interest rate spread, which equals the yield on our average assets less the economic average cost of funds decreased by 40 basis points for the nine months ended September 30, 2014 as compared to the same period of 2013.  The net interest margin, which equals the net economic interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 189 basis points for the nine months ended September 30, 2014 as compared to the same period of 2013.  The decline in our net interest margin for the nine month period is consistent with the decline for the quarter; however, as the increase in Agency RMBS and securitized debt and repurchase agreements occurred during the second half of the nine month period, the impact on the nine month period is less significant.

Our average interest-earning assets increased by $6.6 billion, or 114%, for the quarter ended September 30, 2014 as compared to the same period of 2013.  Our average interest-earning assets increased by $2.4 billion, or 42%, for the nine months ended September 30, 2014 as compared to the same period of 2013.  We will continue to expand our holdings as we identify favorable opportunities in the market.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One- Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2014	$10,351,252	$56,018	2.16%	0.15%	0.33%	(0.17%)	2.01%	1.84%
For The Quarter Ended June 30, 2014	$4,483,572	$32,741	2.92%	0.15%	0.32%	(0.17%)	2.77%	2.60%
For The Quarter Ended March 31, 2014	$3,145,025	$28,075	3.57%	0.16%	0.33%	(0.17%)	3.41%	3.24%
For The Quarter Ended December 31, 2013	$3,285,584	$26,962	3.28%	0.17%	0.35%	(0.18%)	3.11%	2.93%
For The Quarter Ended September 30, 2013	$3,360,508	$30,533	3.63%	0.19%	0.39%	(0.20%)	3.44%	3.24%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $7.0 billion, or 208%, for the quarter ended September 30, 2014 as compared to the same period of 2013.  Economic interest expense increased by $26 million, or 84%, for the quarter ended September 30, 2014 as compared to the same period of 2013.  The increase in average interest-bearing liabilities is a result of the increase in leverage from repurchase agreements and securitized debt entered into during the second and third quarters of 2014, offset by declines in our securitized debt collateralized by Non-Agency RMBS.  The additional financing was used to increase our Agency RMBS and secured residential mortgage loans.  As our average interest-bearing liabilities increased, we have had an increase in interest expense.  Lower interest rates in the 2014 as compared to the same period of 2013 have offset some of the increase in interest expense.  We note that average one-month and six month LIBOR are down 4 basis points and 6 basis points in the third quarter of 2014 as compared to the same period of 2013.  While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

Average interest-bearing liabilities increased by $3.3 billion, or 91%, for the nine months ended September 30, 2014 as compared to the same period of 2013.  Economic interest expense increased by $20 million, or 21%, for the nine months ended September 30, 2014 as compared to the same period of 2013.  The increase in average interest-bearing liabilities is a result of the increase in leverage from repurchase agreements and securitized debt entered into during the second quarter and third quarters of 2014, offset by declines in our securitized debt collateralized by Non-Agency RMBS.  Economic interest expense was also affected by the lower LIBOR interest rates and declines in our securitized debt collateralized by Non-Agency RMBS which offset the increase in the average interest-bearing liabilities.

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

OTTI losses were $2 million and $16 million for each of the quarters ended September 30, 2014 and 2013, respectively.  OTTI losses were $9 million and $23 million for each of the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, we had three securities in an unrealized loss position totaling less than $1 million for which we did not recognize impairment.  We intend to hold these securities until they recover their amortized cost.  We continue to monitor our investment portfolio and will impair all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

The table below shows a summary of our gain (loss) on derivative instruments, net for the quarters and nine months ended September 30, 2014 and 2013.

	For the Quarter Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Periodic interest cost of interest rate swaps, net	$(17,132)	$(5,459)	$(34,843)	$(16,380)
Realized gain (loss) on derivative instruments, net:	(dollars in thousands)
Mortgage Options	5,852	3,590	7,505	3,590
Treasury Futures	(11,547)	(1,522)	(21,029)	(1,522)
Swaptions	(325)	-	(325)	-
Total realized gain (loss) on derivative instruments, net	(6,020)	2,068	(13,849)	2,068
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	7,041	$237	(8,729)	18,817
Mortgage Options	(4,340)	(198)	-	(198)
Treasury Futures	10,436	(12)	(2,829)	(12)
Swaptions	(162)	-	(162)	-
Total unrealized gain (loss) on derivative instruments, net:	12,975	27	(11,720)	18,607
Total gain (loss) on derivative instruments, net	$(10,177)	$(3,364)	$(60,412)	$4,295

Our derivative portfolio includes interest rate swaps, Treasury futures, and mortgage options.  During the nine months ended September 30, 2014, we entered into 27 new interest rate swap agreements with a notional value of $2.0 billion, all of which were added during the second quarter of 2014. We also increased our Treasury futures positions by $680 million of notional value during the nine months ended September 30, 2014. The new swaps and Treasury futures are primarily related to the increase in Agency RMBS financed primarily with new repurchase agreements to mitigate the effects of changes in interest rates on our portfolio.

During the quarter ended September 30, 2014, we recognized net losses on derivatives of $10 million compared to net losses of $3 million for the same period of 2013.  During the nine months ended September 30, 2014, we recognized net losses on derivatives of $60 million compared to net gains of $4 million for the same period of 2013.  The net gains and losses on our derivatives include both unrealized and realized gains and losses.  Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury futures and mortgage options.  Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio.  We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio specifically our floating rate debt.  Therefore, we included the periodic interest costs of the interest rate swaps for the quarters and nine month periods ended September 30, 2014 and 2013 on these economic hedges in our presentation of economic net interest income and our net interest spreads.  As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income.  The increase in the net periodic interest cost of the interest rate swaps are primarily due to declines in interest rates year over year as we pay a fixed rate on our interest rate swaps and are receiving a lower floating rate.

Treasury futures are not included in our economic interest expense and economic net interest income.  We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio.  As we identify opportunities in mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities.  The realized gains on our mortgage options for the quarter and nine months ended September 30, 2014 was $6 and $8 million, respectively.  We had no mortgage options during the quarter and nine months ended September 30, 2013.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected a fair value option with changes in fair value reflected in earnings for our Agency and Non-Agency IO RMBS securities, certain of our securitized loans held for investment, collateralized by a seasoned sub-prime pool of residential mortgage loans, and the related financing for the securitized loans consolidated as a VIE in our statement of financial condition.  The table below shows the unpaid principal, fair value and impact of change in fair value on each of these financial instruments:

	As of		As of		For the Quarter Ended
	September 30, 2014		September 30, 2013		September 30, 2013	September 30, 2013
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value

IO RMBS securities	7,663,118	335,773	6,794,462	336,373	(5,599)	(27,874)
Securitized loans held for investment, at fair value	4,748,160	4,816,551	-	-	139,020	-
Securitized debt at fair value, collateralized by loans held for investment	3,842,420	3,737,602	-	-	29,500	-
Total gain (loss) on financial instruments, net	$16,253,698	$8,889,926	$6,794,462	$336,373	$162,921	$(27,874)

Unrealized gains and losses on our Agency and Non-Agency IO RMBS portfolio represent the change in fair value the security from the prior period.  Unrealized gains and losses on our entire Agency and Non-Agency IO RMBS portfolio are reflected in earnings.  IO securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools.  The fair value of IO RMBS securities are heavily impacted by changes in expected prepayment rates.  When IO securities prepay, the holder of the IO security will receive less interest on the investment due to the reduced principal.

The securitized loans at fair value were acquired during the third quarter of 2014.  We consolidated the securitized debt at fair value, collateralized by loans held for investment, onto our statement of financial condition during the third quarter of 2014.  This debt represents the obligations of the certain consolidated VIEs which are not held by us and are collateralized by the portfolio of seasoned sub-prime residential mortgage loans.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

Net realized gains on sales of investments were $64 million for the quarter ended September 30, 2014 compared to realized gains of $19 million for the same period of the prior year.  Net realized gains on sales of investments were $68 million for the nine months ended September 30, 2014 compared to realized gains of $73 million for the same period of the prior year.

We do not forecast sales of investments as we generally expect to invest for long term gains, however, from time to time, we may sell assets to achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

During the second quarter of 2014, we recognized $48 million of gains on sales on $284 million of holdings related to consolidated VIEs.  The gain on sale of VIE assets is included in Gain on deconsolidation in the Consolidated Statement of Operations and Comprehensive Income.

During the first quarter of 2014, the company purchased $54 million of securitized debt collateralized by non-agency RMBS for cash payments of $56 million.  When the Company acquires its outstanding debt, it extinguishes the outstanding debt and recognizes a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt.  This acquisition resulted in a net loss of $2 million which is reflected in the Consolidated Statement of Operations and Comprehensive Income as a loss on extinguishment of debt during the nine months ended September 30, 2014.

Net Management Fees and General and Administrative Expenses

The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2014 (1)	$13,178	0.43%	1.54%
For The Quarter Ended June 30, 2014	$10,317	0.42%	1.22%
For The Quarter Ended March 31, 2014	$9,276	0.54%	1.11%
For The Quarter Ended December 31, 2013	$8,965	0.51%	1.04%
For The Quarter Ended September 30, 2013	$9,112	0.51%	1.01%
(1) Does not include one-time management fee reduction of $24 million

We incurred management fees of $9 million and $6 million for each of the quarters ended September 30, 2014 and 2013, respectively.  We also recognized reimbursements from our manager related to the amended management agreement of $2 million and $3 million for the quarters ended September 30, 2014 and 2013.  We incurred management fees of $22 million and $20 million for the nine months ended September 30, 2014 and 2013, respectively.  We recognized reimbursements from our manager related to the amended management agreement of $5 million for the nine months ended September 30, 2014 and 2013.  The management fee is based on our stockholders’ equity as defined in the investment management agreement. See further discussion of the management fee, including amendments to the management agreement, as well as other agreements with our Manager in our discussion of related party transactions below.

G&A expenses were $6 million and $4 million for the quarters ended September 30, 2014 and 2013 and $16 million and $14 million for each of the nine month periods ended September 30, 2014 and 2013.  Our G&A expenses have remained consistent period over period.  Additionally, during the third quarter of 2014, our manager agreed to pay us a one time payment of approximately $24 million.

Provision for Loan Losses

The provision for loan losses related to our prime jumbo securitized loans held for investment at amortized cost represents managements estimate of expected future cash flows on the securitized loans held.  The provision in 2014 declined by an insignificant amount.  We do not expect significant changes in our loan loss provision as the total loans held for investment portfolio continues to decline as a result of principal repayments.

The seasoned sub-prime residential mortgage loans consolidated during the third quarter are carried at fair value with changes in fair value reflected in earnings and, therefore, do not have a provision for loan losses.  Credit changes are rather reflected in the change in fair value recorded in earnings.

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

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Quarter Ended September 30, 2014	15.64%	7.41%	2.57%	(1.54%)	43.99%
For The Quarter Ended June 30, 2014	12.00%	(1.17%)	2.55%	(1.22%)	12.38%
For The Quarter Ended March 31, 2014	11.04%	0.78%	1.31%	(1.11%)	11.98%
For The Quarter Ended December 31, 2013	13.13%	(3.12%)	1.55%	(1.04%)	8.39%
For The Quarter Ended September 30, 2013	11.33%	0.27%	(3.10%)	(1.01%)	7.49%
* Includes effect of realized losses on interest rate swaps.

Our net income was $378 million and $67 million for the quarters ended September 30, 2014 and 2013, respectively.  Economic net interest income as a percentage of average equity increased by 364 basis points for the quarter ended September 30, 2014 as compared to the same period of 2013.  The increase in our economic net interest income as a percentage of average equity is due to an increase in interest earned, net of economic interest expense, on assets over the prior year as we have increased our leverage to enhance net economic interest income.  The return on average equity increased significantly for the quarter ended September 30, 2014 as compared to the same period of 2013.  The increase in our return on average equity is primarily due to higher income as a result of gains on financial instruments carried at fair value with changes in fair value reflected in earnings.

Core earnings

Our core earnings were $116 million, or $0.11 per average basic common share, for the quarter ended September 30, 2014 compared to $93 million, or $0.09 per average basic common share, for the same period in 2013. We attribute the majority of the increase in core earnings for the quarter ended September 30, 2014 from the quarter ended September 30, 2013 to the increase in net interest income from the acquisition of additional Agency RMBS during the second and third quarters of 2014.  Our core earnings were $282 million, or $0.27 per average basic common share, for the nine months ended September 30, 2014 compared to $263 million, or $0.26 per average basic common share, for the same period in 2013. We attribute the majority of the increase in core earnings for the nine months ended September 30, 2014 from the nine months ended September 30, 2013 to the increase in net interest income from the acquisition of additional Agency RMBS during the second and third quarters of 2014.

Core earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding unrealized gains on the aggregate portfolio, impairment losses, realized gains on sales of investments, gain on deconsolidation, extinguishment of debt and certain other non-recurring gains or losses.  As defined, Core earnings includes interest income and expense as well as realized gains or losses on derivatives used to hedge interest rate risk.  Core earnings is provided for purposes of comparability to other peer issuers, but has important limitations.  Core Earnings as described above helps evaluate our financial performance without the impact of certain transactions and is of limited usefulness as an analytical tool.  Therefore, core earnings should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP.

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the quarters and nine months ended September 30, 2014 and 2013 and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
GAAP Net income (loss)	$377,580	$67,367	$582,717	$290,375
Adjustments:
Net other-than-temporary credit impairment losses	1,990	16,455	8,871	22,618
Net unrealized (gains) losses on derivatives	(12,975)	(27)	11,720	(18,607)
Total other (gains) losses	(227,028)	9,058	(297,529)	(31,078)
Other (income) expense	(23,783)	-	(23,783)	-
Core Earnings	$115,784	$92,853	$281,966	$263,308

GAAP net income per basic common share	$0.37	$0.07	$0.57	$0.28
Core earnings per basic common share	$0.11	$0.09	$0.27	$0.26

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

Current Period

We held cash and cash equivalents of approximately $242 million and $78 million at September 30, 2014 and December 31, 2013, respectively.

Our operating activities provided net cash of approximately $157 million and $219 million for the nine months ended September 30, 2014 and 2013, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period.  During the first three months of 2014, interest received net of interest paid was $315 million.  During the first nine months of 2014, we paid cash to cover margin requirements on our interest rate swaps and other financial instruments of approximately $112 million, which is primarily reflected in other assets and other payments from derivative sales and settlements during the nine months ended September 30, 2014.

Our investing activities used cash of approximately $5.5 billion and provided cash of $296 million for the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014 we purchased investments of $7.8 billion, primarily Agency RMBS.  This use of cash was offset during the period from sales of investments of $2.4 billion and principal repayments of $654 million during the first nine months of 2014.  Additionally, during the third quarter of 2014, we used cash of $774 million to acquire interests in a group of trusts collateralized by pools of seasoned sub-prime residential mortgage loans.  During the nine months ended September 30, 2013, we received cash from principal repayments and sales of RMBS securities in our portfolio of $1.3 billion and $627 million respectively.  This receipt of cash was offset by cash used of $1.6 billion to acquire Agency and Non-Agency RMBS securities.

Our financing activities provided cash of $5.5 billion and used cash of $1 billion for the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, we received proceeds on our repurchase agreements, net of repayments on our repurchase agreements of $6.2 billion.  These proceeds were offset by payments and repurchases on our securitized debt of $564 million and payments of dividends of $483 million.  The payments of dividends during the nine months ended September 30, 2014 includes the $205 million of special dividends announced in the fourth quarter of 2013, but paid during the first quarter of 2014.  During the nine months ended September 30, 2013, we used cash for payments on securitized debt of $795 million and paid dividends of $277 million.

As a result of our operating, investing and financing activities described above, our cash position increased by $164 million from December 31, 2013 to September 30, 2014.  Our investments in Non-Agency RMBS and Agency RMBS, at fair value, increased by $6.2 billion during the nine months ended September 30, 2014, not including assets of consolidated VIEs.  The majority of these purchases were financed through repurchase agreements.

There were no secondary stock offerings during the nine months ended September 30, 2014 and 2013.  Recourse leverage is 2.6:1 and 0.6:1 at September 30, 2014 and December 31, 2013.  Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs.  The increase in our recourse leverage is a result of the increase in repurchase agreements to primarily expand our Agency RMBS portfolio as well as to finance significant acquisitions of Non-Agency RMBS investment assets.  Our recourse leverage is presented as a ratio to our economic net equity.  We believe that this increased leverage will result in higher net income to our investors.

We believe that our cash balances provide an appropriate level of liquidity.  Even though we have unrestricted Agency RMBS investments, we expect to meet our future cash needs primarily from principal and interest payments on our portfolio and do not anticipate we will need to sell unrestricted Agency RMBS investments to meet our liquidity needs.  We expect to continue to finance our RMBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities or issue debt as a source of cash to fund new purchases.

At September 30, 2014 and December 31, 2013, the remaining maturities on our RMBS repurchase agreements were as follows.

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Overnight	$-	$-
1-29 days	3,556,708	644,332
30 to 59 days	1,691,671	606,945
60 to 89 days	957,222	-
90 to 119 days	556,406	129,049
Greater than or equal to 120 days	1,076,156	278,235
Total	$7,838,163	$1,658,561

Average days to maturity	67 days	58 days

We collateralize the repurchase agreements we use to finance our operations with our RMBS investments.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur.  At September 30, 2014, the weighted average haircut on our repurchase agreements collateralized by Agency RMBS was 4.9%.  The weighted average haircut on our repurchase agreements collateralized by Non-Agency RMBS was 29.6%.   As the fair value of the Non-Agency RMBS is more difficult to determine, as well as more volatile period to period than Agency RMBS, the Non-Agency RMBS requires a larger haircut.  Despite the haircut, repurchase agreements subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us.  A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average daily balances except in periods where we are adjusting the size of our portfolio by using leverage as we did in the second and third quarter of 2014.  Our average repurchase agreement balance at September 30, 2014 increased compared to our average repurchase agreement balance for the quarter ended December 31, 2013 due to additional borrowings on our repurchase agreements in excess of repayments during the first nine months of 2014.  We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End September 30, 2014	$7,741,837	$7,838,163
Quarter End June 30, 2014	$3,054,737	$5,564,554
Quarter End March 31, 2014	$1,648,425	$1,561,920
Quarter Ended December 31, 2013	$1,574,872	$1,658,561
Quarter Ended September 30, 2013	$1,464,677	$1,589,325

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At September 30, 2014 and December 31, 2013 our total debt was approximately $13.7 billion and $3.3 billion, including payables for securities, which represented a debt-to-equity ratio of approximately 3.8:1 and 1.0:1, respectively.  We include repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

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

During the second and third quarter of 2014, we increased our leverage through increased repurchase agreements.  During the second quarter of 2014 we added four new repurchase agreement counterparties and increased our repurchase agreement obligations with 9 other counterparties.  At September 30, 2014, we have repurchase agreements with 14 counterparties.  All of our repurchase agreements are secured by Agency and Non-Agency RMBS.  Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations.  We mitigate this risk by limiting our exposure to any counterparty to less than 15% of our total equity as well as ensuring all our counterparties are highly rated.  Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements.  As of September 30, 2014 and 2013, we have pledged $8.5 billion and $1.7 billion of securities against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from 30 to 365 days.  The average term on our repurchase agreements at September 30, 2014 is 111 days.  We expect to renew each of our repurchase agreements at maturity.  When we renew our repurchase agreements, there is a chance that we will not be able to obtain as favorable an interest rate as a result of rising rates.  We offset the risk of our repurchase agreements primarily through the use of interest rate swaps.  The average remaining maturities on our interest rate swaps range from 2 years to 20 years and have a weighted average maturity of approximately 11 years.   We use these interest rate swaps to protect the portfolio from short term changes in interest rates.  We currently have four swap counterparties.  When our interest rate swaps our in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.  As of September 30, 2014, we have posted $129 million of cash and securities as collateral to our swap counterparties.

Secured Debt Financing Transactions

During the third quarter of 2014, we acquired controlling interests in several trusts collateralized by seasoned sub-prime pools of residential mortgage loans.  As we held the controlling interest, we consolidated the assets and liabilities, increasing our investments in mortgage loans by $4.7 billion and secured debt by $4.0 billion.  The investment of $774 million was financed through a combination of cash raised from sales of investments and additional repurchase agreements.   During the third quarter, we refinanced the secured debt related to one of the consolidated trusts acquired during the quarter.

We did not re-securitize any RMBS or jumbo prime residential mortgage loans during the nine months ended September 30, 2013.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with six counterparties as of September 30, 2014 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at September 30, 2014:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$593,278	$(21,790)	$10,414	0.06%
Germany	1	-	(3,568)	(3,568)	-0.02%
Netherlands	1	491,294	-	20,910	0.12%
Switzerland	2	1,533,939	(13,569)	356,720	2.04%
United Kingdom	1	545,590	-	8,026	0.05%
Total	6	$3,164,101	$(38,927)	$392,501	2.25%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At September 30, 2014, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

On January 28, 2011, we entered into an equity distribution agreement with FIDAC and UBS Securities LLC, or UBS.  Through this agreement, we may sell through UBS, as our sales agent, up to 125,000,000 shares of our common stock in ordinary brokers’ transactions at market prices or other transactions as agreed between us and UBS.  We did not sell any shares of our common stock under the equity distribution agreement during the quarters or nine months ended September 30, 2014 or 2013.

During the quarters ended September 30, 2014 and 2013, we declared dividends to common shareholders totaling $92 million, or $0.09 per share.  During the nine months ended September 30, 2014 and 2013, we declared dividends to common shareholders totaling $277 million, or $0.27 per share.

The Board of Directors has determined that there will be a quarterly dividend of $0.09 per share for the fourth quarter of 2014.

There was no preferred stock issued or outstanding as of September 30, 2014 and December 31, 2013.

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

On August 8, 2014, the management agreement was amended and restated.  Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity.  In addition, FIDAC agreed to pay us a one-time payment of approximately $24 million to resolve issues raised in derivative demand letters sent to our Board of Directors.  This amount equals a base management fee equal to 0.75% per annum of gross stockholders’ equity as if it were in effect from January 1, 2012 through November 27, 2012.  This payment was received by the Company during the third quarter of 2014 and is included in Other income in the Consolidated Statement of Operations.

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

The management agreement provides that FIDAC will pay all past and future expenses that we and/or our Audit Committee incur to: (1) evaluate our accounting policy related to the application of GAAP to our Non-Agency RMBS portfolio (the “Evaluation”); (2) restate our financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for the quarters ended September 30, 2014 and 2013 is $2 million and $3 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Expense recoveries from Manager.  The amount paid by FIDAC related to these expenses for both of the Nine months ended September 30, 2014 and 2013 is $5 million, respectively.

We are obligated to reimburse FIDAC for costs incurred on our behalf under the management agreement.  In addition, the management agreement permits FIDAC to require us to pay for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with our operations.  These expenses are allocated between FIDAC and us based on the ratio of our proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  We and FIDAC will modify this allocation methodology, subject to the approval of our board of directors if the allocation becomes inequitable (i.e., if we become very highly leveraged compared to FIDAC’s other funds and accounts).  The reimbursements to FIDAC are less than $1 million for the quarter and nine months ended September 30, 2014.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services.  RCap may also provide brokerage services to us from time to time.  The fees paid to RCap are less than $1 million for the quarter and nine months ended September 30, 2014.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to employees of our Manager and its affiliates and members of our board of directors on January 2, 2008.  At September 30, 2014 and December 31, 2013, there were approximately 214,000 and 384,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2014 and December 31, 2013.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

September 30, 2014
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$7,838,163	$-	$-	$-	$7,838,163
Securitized debt	858,050	1,346,397	910,604	1,811,101	4,926,152
Interest expense on RMBS repurchase agreements (1)	12,432	3	-	-	12,435
Interest expense on securitized debt (1)	185,214	313,475	245,471	643,507	1,387,666
Total	$8,893,858	$1,659,876	$1,156,074	$2,454,608	$14,164,416
(1) Interest is based on variable rates in effect as of September 30, 2014.

December 31, 2013
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$1,658,561	$-	$-	$-	$1,658,561
Securitized debt	370,250	497,943	264,456	396,916	1,529,565
Interest expense on RMBS repurchase agreements (1)	2,380	-	-	-	2,380
Interest expense on securitized debt (1)	57,546	80,446	58,620	178,391	375,003
Total	$2,088,737	$578,389	$323,076	$575,307	$3,565,509
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

Capital Requirements

At September 30, 2014 and December 31, 2013, we have committed to acquire all interests of a new resecuritization vehicle collateralized with loans acquired during the third quarter of 2014.  The commitment is $348 million as of September 30, 2014, however, we expect that a majority of the interests in this new securitization vehicle will be acquired by unrelated third parties.

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

Based on our calculations, as of September 30, 2014 and December 31, 2013, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value for our Agency RMBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2014 and various estimates regarding prepayment and all activities are made at each level of rate change.  Actual results could differ significantly from these estimates.

	September 30, 2014
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	(20.90%)	(1.23%)
-50 Basis Points	(13.86%)	(0.84%)
Base Interest Rate	-	-
+50 Basis Points	8.18%	(0.78%)
+100 Basis Points	5.91%	(1.95%)
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2014.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2014

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,435,030	$1,792,010	$831,528	$20,763,970	$24,822,538
Cash equivalents	241,643	-	-	-	241,643
Total rate sensitive assets	1,676,673	1,792,010	831,528	20,763,970	25,064,181

Rate sensitive liabilities	8,484,669	1,331,095	20,895	8,473	9,845,133
Interest rate sensitivity gap	$(6,807,996)	$460,915	$810,633	$20,755,497	$15,219,048

Cumulative rate sensitivity gap	$(6,807,996)	$(6,347,081)	$(5,536,448)	$15,219,049
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	-27%	-25%	-22%	61%

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

Based upon the substantial work described in our Form 10-K for the year ended December 31, 2013 and our subsequent quarterly reports on Form 10-Q, and the procedures performed through the filing of this Form 10-Q, we have concluded that the consolidated financial statements for the periods covered by and included in this Form 10-Q are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

Our Chief Executive Officer and Chief Financial Officer determined that the aforementioned material weaknesses in our internal controls over financial reporting were not fully remediated and that our disclosure controls and procedures were not effective as of September 30, 2014.

To address the material weaknesses regarding review and approval controls over routine processes, the Company has significantly enhanced its review and approval procedures, including the evidence of review. The Company also implemented an electronic document management program to maintain an audit trail of review procedures and approvals.

To address the material weaknesses regarding review and approval controls over significant estimates, the Company has significantly enhanced its review of the fair values reported by the Company.  As discussed in Footnote 5, the Company has a robust and independent pricing process to ensure fair values are accurately and completely recorded and appropriate levels of review, analysis and comparison exist before utilizing fair values for financial reporting purposes.  The Company continues to implement new systems to reduce its reliance on spreadsheets.  The Company has enhanced its review procedures on the spreadsheets it uses for financial reporting, but expects many of the spreadsheets will not be necessary in 2015 when new systems are in place and operational for financial reporting purposes.

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

**     Submitted electronically herewith.  Attached as Exhibit 10.1 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2014 (Unaudited) and December 31, 2013 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: November 10, 2014

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: November 10, 2014

S-1