Form 10-K
period 2014-12-31
CHIMERA INVESTMENT CORP
filed 2015-03-02
CIK 1409493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                       TO

COMMISSION FILE NUMBER:  1-33796

CHIMERA INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	26-0630461
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1211 Avenue of the Americas New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

(646) 454-3759
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☑

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
Large accelerated filer  ☑   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No  ☑

At June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,127,565,371 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 30, 2015 was 1,027,776,943.

CHIMERA INVESTMENT CORPORATION
2014 FORM 10-K ANNUAL REPORT

F-ii

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this 2014 Form 10-K.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our Manager

We are externally managed and advised by FIDAC, pursuant to a management agreement.  All of our officers are employees of our Manager or one of its affiliates.  We believe our relationship with our Manager enables us to leverage our Manager’s well-respected and established portfolio management resources for each of our targeted asset classes and we utilize our Manager’s infrastructure, including its investment professionals that focus on residential mortgage loans, Agency RMBS that are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, Non-Agency RMBS, commercial mortgage loans, commercial mortgage-backed securities, or CMBS, and ABS.  Additionally, we utilize our Manager’s finance and administration functions, which include accounting, legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.  Our Manager commenced active investment management operations in 1994.

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

Over time, we may modify our investment allocation strategy as market conditions change to seek to maximize the returns from our investment portfolio.  We believe this strategy, combined with our Manager’s experience, will enable us to pay dividends and achieve capital appreciation through various changing interest rate and credit cycles and provide attractive long-term returns to investors.

Our targeted asset classes and the principal investments we have made and in which we may in the future invest are:

Asset Class		Principal Investments

RMBS	●	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated or lower including and non-rated classes.

	●	Agency RMBS.

	●	Interest-only (“IO”) RMBS.

Residential Mortgage Loans	●
Prime mortgage loans, which are mortgage loans that conform to the underwriting guidelines of Fannie Mae and Freddie Mac, which we refer to as Agency Guidelines; and jumbo prime mortgage loans, which are mortgage loans that conform to the Agency Guidelines except as to loan size.

	●	Alt-A mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than the documentation standards applied by certain other first lien mortgage loan purchase programs, such as the Agency Guidelines, but have one or more compensating factors such as a borrower with a strong credit or mortgage history or significant assets.

	●	Seasoned sub-prime mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than prime mortgage loans and that have borrowers who have credit or mortgage history which would not meet the standards for prime mortgage loans or Alt-A mortgage loans.

	●	Mortgage loans collateralized by manufactured or pre-fabricated homes.

	●	Mortgage loans collateralized by second lien, home equity lines of credit, and other similar financing arrangements.

	●	FHA/VA insured loans, which are mortgage loans that comply with the underwriting guidelines of the Federal Housing Administration (FHA) or Department of Veteran Affairs (VA) and which are guaranteed by the FHA or VA, respectively.

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

Other Asset-Backed Securities	●	CMBS.

	●	Debt and equity tranches of CDOs.

	●	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated, or lower including non-rated classes.

	●	Loans collateralized by commercial real estate, fixed assets and equipment that are part of the small business administration certified development company program.

Derivative Instruments	●	Swaps.

	●	Swaptions.

	●	Futures.

	●	Index options.

	●	Mortgage options.

We commenced operations in November 2007 and focus our investment activities primarily on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks. At December 31, 2014, based on the amortized cost balance of our interest earning assets, approximately 50% of our investment portfolio was Agency RMBS, 16% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans. At December 31, 2013, based on the amortized cost balance of our interest earning assets, approximately 50% of our investment portfolio was Non-Agency RMBS, 36% of our investment portfolio was Agency RMBS, and 14% of our investment portfolio was securitized residential mortgage loans. We expect that over the near term, our investment portfolio will continue to be weighted toward Non-Agency RMBS and residential mortgage loans, subject to maintaining our REIT qualification and our 1940 Act exemption.

Following our initial public offering we initially engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and purchased and securitized such residential mortgage loans ourselves.  In the past we have also acquired formerly AAA-rated Non-Agency RMBS and immediately re-securitized those securities.  We sold the resulting AAA-rated super senior RMBS and retained the rated or unrated mezzanine RMBS.  More recently, we have engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities and, through an intermediary, structured the securitization and purchased the resulting mezzanine and subordinate Non-Agency RMBS.

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

Investment Portfolio

The following briefly discusses the principal types of investments that we have made and may in the future make:

Residential Mortgage-Backed Securities

We invest in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac which are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect passing through monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities.  We may also invest in collateralized mortgage obligations, or CMOs, issued by the Agencies.  CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates.  Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired.

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

The securitization process is typically governed by one or more of the rating agencies, including Fitch Ratings, Moody’s Investors Service, Standard & Poor’s, and DBRS Limited which determine the respective bond class sizes, generally based on a sequential payment structure.  Bonds that are rated from AAA to BBB by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class or are unrated are considered “below-investment grade” or “non-investment grade.”  The respective bond class sizes are determined based on the review of the underlying collateral by the rating agencies.  The payments received from the underlying loans are used to make the payments on the RMBS.  Based on the sequential payment priority, the risk of nonpayment for the investment grade RMBS is lower than the risk of nonpayment for the non-investment grade bonds.  Accordingly, the investment grade class is typically sold at a lower yield compared to the non-investment grade or unrated classes which are sold at higher yields.

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

We conduct a due diligence review of each servicer before executing a servicing agreement.  Servicing procedures would typically follow Fannie Mae guidelines but will be specified in each servicing agreement.

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2014, our ratio of debt-to-equity was 3.8:1.  For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of repurchase agreements and securitized debt.

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

We may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.  The federal income tax rules applicable to REITs may require us to implement certain of these techniques through a taxable REIT subsidiary, or TRS, that is fully subject to corporate income taxation.  Our interest rate management techniques may include:

●	puts and calls on securities or indices of securities;

●	Eurodollar futures contracts and options on such contracts;

●	interest rate caps, swaps and swaptions;

●	U.S. Treasury futures, contracts, securities and options on U.S. Treasury securities; and

●	other similar transactions.

We may attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with similar debt (i.e., floating rate assets are financed with floating rate debt and fixed-rate assets are financed with fixed-rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies.  This will allow us to minimize the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

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

On August 8, 2014, the management agreement was amended and restated.  Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity.  In addition, FIDAC agreed to pay us a one-time payment of approximately $24 million to resolve issues raised in derivative demand letters sent to our Board of Directors.  This amount equals a base management fee equal to 0.75% per annum of gross stockholders’ equity as if it were in effect from January 1, 2012 through November 27, 2012.  This payment was received by the Company during 2014.

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

Distributions

To maintain our qualification as a REIT, we must distribute substantially all of our REIT taxable income to our stockholders for each year, and we intend to distribute all such taxable income to satisfy such requirement.  We have declared and paid regular quarterly dividends in the past and intend to do so in the future.  The Board of Directors declared and paid common stock cash dividends of $0.09 per common share for each of the quarters of 2014. The Board of Directors also declared and paid a special dividend of $0.20 per share that was paid on January 31, 2014 to shareholders of record on January 8, 2014.

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

Item 1A.  Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2014 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets

Difficult conditions in the financial markets and the economy generally have caused us and may continue to cause us market value losses related to our holdings.

Our results of operations are materially affected by conditions in the mortgage market, the financial markets and the economy generally. Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets, which resulted in significant volatility in the market for mortgages and mortgage-related assets and significant losses by certain commercial banks, investment banks, REITs, and insurance companies with exposure to the residential mortgage market. The financial crisis and its aftermath impacted investor perception of the risk associated with residential MBS, real estate-related securities and various other asset classes in which we invest, which has continued, in varying degrees through the present.  Concerns over monetary policy, inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and the real estate market may contribute to increased volatility and diminished expectations for the economy and markets going forward.

A substantial portion of our assets are classified for accounting purposes as “available-for-sale” and carried at fair value. Changes in the fair values of those assets are directly charged or credited to Other comprehensive income, or OCI. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other-than-temporary, such decline will reduce earnings.

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

We rely on the availability of financing to acquire residential mortgage loans, residential mortgage-backed securities, real estate-related securities and real estate loans on a leveraged basis. Institutions from which we will seek to obtain financing may own or finance residential mortgage loans, real estate-related securities and real estate loans, which may decline in value and cause them to suffer losses based on conditions in the residential mortgage market. This may cause lenders and institutional investors to reduce or cease to provide funding to borrowers, including other financial institutions. Under these conditions, it may be more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

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

Adverse developments involving major financial institutions and our lenders, including European counterparties, could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity.

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

Over the past several years, several large financial institutions, including those domiciled in Europe, have experienced financial difficulty and have been either rescued by government assistance or by other large banks or institutions. Some of these financial institutions have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. Any future adverse developments involving major financial institutions or our lenders could affect our ability to borrow and materially adversely affect our business, profitability and liquidity.

In addition, we have entered into repurchase agreements and/or interest rate swaps with six financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. It is possible that European credit crisis may impact the operations of the U.S. subsidiaries of a European domiciled financial institution. Our financings and operations could be adversely affected by such events.

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

There may also be conflicts in allocating investments which are suitable both for us and Annaly.  Annaly may compete with us with respect to certain investments which we may want to acquire, and as a result we may either not be presented with the opportunity or have to compete with Annaly to acquire these investments.   Our Manager and our officers may choose to allocate favorable investments to Annaly instead of to us.   The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us.   Further, during turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, Annaly will likewise require greater focus and attention, placing our Manager’s resources in high demand.   In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.   There is no assurance that the allocation policy that addresses some of the conflicts relating to our investments will be adequate to address all of the conflicts that may arise

We pay our Manager substantial management fees regardless of the performance of our portfolio.   Our Manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.   This in turn could have a negative impact on both our ability to make distributions to our stockholders and the market price of our common stock.  As of December 31, 2014, Annaly owns approximately 4.4% of our outstanding shares of common stock which entitles them to receive quarterly distributions.  In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital.  Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.  Annaly may sell their shares in us at any time.  To the extent Annaly sells some of its shares, its interests may be less aligned with our interests.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be difficult and costly to terminate.

Our President and Chief Executive Officer, Chief Financial Officer and Secretary, Chief Investment Officer, and Head of Underwriting also serve as employees of our Manager.  Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Although our management agreement has been amended, termination of the management agreement may be difficult and costly.  We have the right to terminate for cause; however, the term “cause” is limited to certain specifically described circumstances. In the absence of cause, we may only terminate it after August 7, 2016, upon the vote of at least two-thirds of all of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock. Additionally, upon a termination by us without cause (or upon a termination by our Manager for certain breaches by us), the management agreement requires us to pay our Manager a termination payment equal to two times the average annual management fee, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. This provision increases the effective cost to us of terminating our relationship with our Manager, even if we believe that our Manager’s performance is not satisfactory.

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

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2014 Form 10-K.  A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2014 Form 10-K. These changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

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

We may engage in new business initiatives and invest in different types of assets than we are not accustomed to and these activities could expose us to new, different or increased risks.

We continually evaluate new business opportunities and investment strategies that may allow us to diversify our business. We have and may in the future invest in a variety of mortgage-related and other financial assets that may or may not be closely related to our existing business. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our REIT status or our status as exempt from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new assets types or businesses, it could have an adverse effect on our business, results of operations and financial condition.

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

We use repurchase agreements, warehouse facilities and credit facilities to finance our investments. We currently have uncommitted repurchase agreements with 20 counterparties for financing our RMBS.  We expect to add additional repurchase counterparties in the future.  Our repurchase agreements are uncommitted and the counterparty may refuse to advance funds under the agreements to us.  If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

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

We securitize and may continue to securitize certain of our portfolio investments to generate cash for funding new investments. We expect to structure these transactions either as financing transactions or as sales for GAAP.  In each such transaction, we convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to securitize our portfolio could hurt our performance and our ability to grow our business.

Hedging against interest rate exposure may not be successful in mitigating the risks associated with interest rates and may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, financing used and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

●	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
●	available interest rate hedges may not correlate directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability;
●	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses may be limited by federal tax provisions governing REITs;
●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
●	the party owing money in the hedging transaction may default on its obligation to pay; and
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

We record derivative and hedge transactions in accordance with GAAP.  Our interest rate swaps have not been designated as hedging instruments for accounting purposes.  Consequently, changes in the fair value of swaps are reported as a component of net income in the Consolidated Statements of Operations and Comprehensive Income.

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

Changes or declines in the fair values of our assets, liabilities, and hedging instruments can have adverse effects on us, including earnings volatility or reduced earnings, which may reduce cash available for distribution to our stockholders.

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

In addition, the fair values for our assets, liabilities, and hedging instruments can be volatile. The fair values can change rapidly and significantly from a variety of factors, including changes in interest rates, credit performance, perceived risk, supply, demand, and actual and projected cash flows and prepayments.  Decreases in fair value may not necessarily be the result of deterioration in future cash flows. Moreover, fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings as a result of OTTI, or book value as a result of increases in unrealized losses.

For GAAP purposes, we estimate the fair value of most, but not all, of the assets and liabilities on our Consolidated Statements of Financial Condition.  In addition, valuation adjustments on certain consolidated assets and our hedging instruments are reflected in our Consolidated Statements of Operations and Comprehensive Income. If we sell an asset below its cost basis, our reported earnings will be reduced by realized losses.

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

The United States Congress and various state and local legislatures are considering legislation, which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan and servicing origination process, and would allow judicial modification of loan principal in the event of personal bankruptcy.  We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business.  For example, the California Homeowner Bill of Rights, which became effective on January 1, 2013, imposes new obligations and potential liabilities on investors, master servicers, servicers and subservicers, including anti-blight and tenant protection provisions.  We are evaluating the impact of these initiatives on our portfolio and results of operations.  As a result of these and other initiatives, we are unable to predict whether federal, state or local authorities will require changes in our practices in the future or in our portfolio.  These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process, or if the principal amount of loans we own or are in RMBS pools we own are modified in the personal bankruptcy process.

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

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or is secured by pools of residential mortgage loans and CMBS evidence interests in or is secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the RMBS and CMBS we invest in are subject to all of the risks of the respective underlying mortgage loans.

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

We may incur losses in connection with executing or participating in future securitizations which could materially and adversely impact our business and financial condition.

There are a number of factors that may cause us to incur a loss executing or participating in future securitizations. For example, the price we pay for the mortgage loans that we securitize is impacted by the level of competition in the marketplace for acquiring residential mortgage loans. In addition, the cost to us of the short-term debt that we use to finance our holdings of mortgage loans prior to securitization is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a residential mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.

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

We have and may in the future invest in RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

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

We invest in securities in the developing Agency risk transfer sector that are subject to mortgage credit risk.

We invest in securities in the developing Agency risk transfer sector (“CRT Sector”).  The CRT Sector is comprised of the risk sharing transactions issued by Fannie Mae (“CAS”) and Freddie Mac (“STACR”), and similarly structured transactions arranged by third party market participants.   The securities issued in the CRT Sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.  Currently, CAS and STACR transactions are structured as unsecured and unguaranteed bonds issued by Fannie Mae or Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages originated and guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT Sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities.  The holder of the securities in the CRT Sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Investments in securities in the CRT Sector could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction.

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

Regulatory and Legal Risks

Violations of federal, state and local laws, including violations of predatory lending and other laws, by the originator, the servicer, or us may result in rescission of the loans or penalties that may adversely impact our operations, financial condition and business prospects.

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

Furthermore, the volume of new and modified laws and regulations at both the federal and state levels has increased in recent years.  For example, the Dodd-Frank Act established the Consumer Financial Protection Bureau which, among other things, restricts and supervises unfair, deceptive or abusive acts or practices in mortgage lending.  In addition, The federal Home Ownership and Equity Protection Act of 1994, commonly known as HOEPA, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures before origination.  Accordingly, there is an increased risk that we or the originator or servicer of loans we purchase or that are held in RMBS we purchase may be involved in litigation over violations or alleged violations of recently enacted and proposed laws.  It is possible that these laws might result in additional significant costs and liabilities, which could further adversely affect the results of our operations.  In addition, failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our mortgage-related assets, could subject us, as an assignee or purchaser of the related residential mortgage loans or RMBS, to monetary penalties and could result in the borrowers rescinding the affected residential mortgage loans.  Any litigation or penalty would increase our expenses and reduce funds available for distribution to our stockholders.

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

Our securitization activities expose us to an increased risk of litigation, which may materially and adversely affect our business and financial condition.

Through certain of our wholly-owned subsidiaries, we have and continue to engage in securitization transactions relating to residential mortgage loans.

We utilize disclosure documentation, including term sheets and offering memorandums, which include disclosures regarding the securitization transactions and the assets being securitized. If our disclosure documentation is alleged or found to contain inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to third parties that invest in these securitization transactions, including in circumstances in which we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims.

We may also sell or contribute residential mortgage loans to third parties who, in turn, securitize those loans. In these circumstances, we may also prepare disclosure documentation, including documentation that is included in term sheets and offering memorandums relating to those securitization transactions. We could be liable under federal securities laws, state securities laws, or other applicable laws for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.

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

Common stock eligible for future sale may have adverse consequences for investors and adverse effects on our share price.

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of the common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for the common stock. In addition, we are not required to offer any such shares to existing shareholders on a pre-emptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issues, which may dilute the existing shareholders’ interests in us.

Annaly owned approximately 4.4% of our outstanding shares of common stock as of December 31, 2014. Our equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 8% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a ceiling of 40,000,000 shares available for issuance under the plan.

The lock-up period in connection with the shares purchased by Annaly has expired. The market price of our common stock may decline significantly if there are sales of substantial amounts of common stock or the perception that such sales could occur and impair our ability to raise capital through a sale of additional equity securities.

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

The Board of Directors declared and paid common stock cash dividends of $0.09 per common share for each of the quarters of 2014.

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

Investing in our shares may involve a high degree of risk and broad market fluctuations could negatively impact the market price of our common stock.

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

Furthermore, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock.

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

We have engaged in and intend to engage in future re-securitization transactions in which we transfer Non-Agency RMBS to a special purpose entity that has formed or will form a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency RMBS. In the past, we have structured transactions as a real estate mortgage investment conduit, or REMIC, securitization, which, to the extent we have transferred securities in a re-securitization, is viewed as the sale of securities for tax purposes. Although such transactions are treated as sales for tax purposes, they have historically not given rise to any taxable gain so that the prohibited transactions tax rules have not been implicated (i.e., the tax only applies to net taxable gain from sales that are prohibited transactions). If a re-securitization transaction were to be considered to be a sale of property to customers in the ordinary course of a trade or business, and we recognized a gain on such transaction for tax purposes, then we could risk exposure to the 100% tax on net taxable income from prohibited transactions. Moreover, even if we retained RMBS resulting from a re-securitization transaction and then subsequently sold such securities at a tax gain, the gain could, absent an available safe-harbor provision, be characterized as net income from a prohibited transaction. Under these circumstances, our results of operations could be materially adversely affected.

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

Our taxable income may substantially exceed our net income as determined by GAAP. As an example, realized capital losses may be included in our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year. Moreover, our ability to distribute cash may be limited by available financing facilities.

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

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

Risks Associated With Our Prior Late Filings and Related Matters

Our prior failure to prepare and file timely our periodic reports with the SEC limits us from accessing the public markets to raise debt or equity capital.

We did not file our 2011, 2012, and 2013 Form 10-K and other related quarterly filings within the time frame required by the SEC. Because we were not current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we are not eligible to use our current shelf registration statement on Form S-3 (or file a new Form S-3 registration statement) to conduct public offerings until filings with the SEC have been timely made for a full year. Our ineligibility to use Form S-3 during this time period will have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective.

Our prior failure to timely file the financial statements included in our delinquent SEC reports has caused us to modify some of our business strategies and withdraw from certain state licenses.

In order to engage in some business strategies, we are required to maintain licenses in certain jurisdictions. As a result of our prior failure to have timely financial statements we withdrew our licenses in various jurisdictions to avoid not being in good standing under such licenses. The prior failure to maintain licenses or our good standing in various jurisdictions may require us to cease certain business strategies or modify the way in which we execute such strategies. For example, without the state licenses necessary to purchase residential mortgage loans, it was necessary for us to structure securitization transactions in a different manner than we may otherwise have chosen to do. This may, among other things, cause us to be unable to execute aspects of our business which may have otherwise been profitable, or we may incur additional costs related to such business operations that we otherwise would not have. These conditions may have a material adverse effect on our business, financial condition and results of operations.

We cannot be certain that any remedial measures we have taken or intend to take will in the future ensure that we design, implement and maintain adequate controls over our financial processes and reporting with respect to future filings with the SEC, accordingly, additional material weaknesses may occur in the future.

As a result of our review of issues identified in connection with the Restatement Filing, we have determined that a material weakness in internal controls over financial reporting existed at the Company as of December 31, 2014. Specifically, we did not design and maintain adequate procedures or effective review and approval. A detailed description of this material weakness is provided in “Item 9A, Controls and Procedures.” Due to this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, we do not own any property. Our executive and administrative office is located at 1211 Avenue of the Americas, New York, New York 10036, telephone (646) 454-3759. We share this office space with Annaly and its subsidiaries.

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

Our Board of Directors has received three derivative demand letters alleging, among other things, that the directors and our officers, as well as our Manager, FIDAC, breached their fiduciary duties to us by failing to institute adequate internal controls and failing to ensure that we made accurate financial disclosures. These letters request, among other things, that the Board of Directors take action to investigate and remedy the alleged breaches of fiduciary duty. The Audit Committee concluded its investigation in the fourth quarter of 2014 and reached an agreement with FIDAC that resolves the issues raised in the derivative demand letters. The Audit Committee is pursuing additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements. These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007. As of December 31, 2014, we had 1,027,730,722 shares of common stock issued and outstanding which were held by 313 holders of record of our common stock as of December 31, 2014. The following tables set forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the NYSE composite tape and the cash dividends declared per share of our common stock.

	Stock Price
	High	Low	Close
Quarter Ended December 31, 2014	$3.39	$3.05	$3.18
Quarter Ended September 30, 2014	$3.33	$3.04	$3.04
Quarter Ended June 30, 2014	$3.33	$3.03	$3.19
Quarter Ended March 31, 2014	$3.19	$2.99	$3.06

Quarter Ended December 31, 2013	$3.19	$2.93	$3.10
Quarter Ended September 30, 2013	$3.07	$2.82	$3.04
Quarter Ended June 30, 2013	$3.32	$2.90	$3.00
Quarter Ended March 31, 2013	$3.28	$2.67	$3.19

Common Dividends Declared Per Share
Quarter Ended December 31, 2014	$0.09
Quarter Ended September 30, 2014	$0.09
Quarter Ended June 30, 2014	$0.09
Quarter Ended March 31, 2014	$0.09

Quarter Ended December 31, 2013	$0.29
Quarter Ended September 30, 2013	$0.09
Quarter Ended June 30, 2013	$0.09
Quarter Ended March 31, 2013	$0.09

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

The Board of Directors declared dividends of $0.36 per share during 2014. The Board of Directors declared dividends of $0.56 per share, including a special dividend of $0.20 per share, during 2013. The special dividend was paid on January 31, 2014 to shareholders of record on January 8, 2014. The Board of Directors declared dividends of $0.38 per share during 2012.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs. The comparison is for the period from December 31, 2009 to December 31, 2014 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock and the two other indices on December 31, 2009. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Chimera	100	124	91	108	144	173
S&P 500 Index	100	123	121	144	142	169
BBG REIT Index	100	115	117	136	179	204

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

The following table provides information as of December 31, 2014 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	-	-	38,164,674
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	-	-	38,164,674
(1) We do not have any equity plans that have not been approved by our stockholders.

Item 6. Selected Financial Data

The following selected financial data are as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto contained in Part IV, Financial Statements, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, included elsewhere in this 2014 Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2014 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2014 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011	2010
Non-Agency Mortgage-Backed Securities	$3,404,149	$3,774,463	$3,961,208	$4,088,945	$5,529,109
Agency Mortgage-Backed securities	$8,441,522	$1,997,578	$1,806,697	$3,144,531	$2,133,584
Securitized loans held for investment, net of allowance for loan losses	$626,112	$783,484	$1,300,131	$256,632	$349,112
Securitized loans held for investment, at fair value	$4,699,215	$-	$-	$-	$-
Total assets	$19,155,005	$6,936,081	$7,742,489	$7,747,135	$8,069,280
Repurchase agreements	$8,455,381	$1,658,561	$1,528,025	$2,672,989	$1,808,797
Securitized debt, collateralized by Non-Agency RMBS	$704,915	$933,732	$1,336,261	$1,630,276	$1,956,079
Securitized debt, loans held for investment	$521,997	$669,981	$1,169,710	$212,778	$289,236
Securitized debt at fair value, loans held for investment	$3,868,366	$-	$-	$-	$-
Total liabilities	$15,547,315	$3,604,571	$4,200,010	$4,699,516	$4,390,694
Shareholders' equity	$3,607,690	$3,331,510	$3,542,479	$3,047,619	$3,678,586
Book value per share (1)	$3.51	$3.24	$3.45	$2.97	$3.58
Number of shares outstanding	1,027,730,722	1,027,626,237	1,027,597,458	1,027,467,089	1,027,034,357

(1) See discussion of Estimated Economic Book Value in Management's Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Interest income	$687,795	$511,783	$589,440	$705,024	$576,100
Income expense	$147,785	$101,999	$126,558	$134,858	$146,448
Net interest income	$540,010	$409,784	$462,882	$570,166	$429,652
Net income	$589,205	$362,686	$327,767	$137,329	$248,405
Income per share-basic (1)	$0.57	$0.35	$0.32	$0.13	$0.30
Average shares-basic	1,022,250,475	1,027,094,379	1,026,831,033	1,026,365,197	821,675,803
Dividends declared per share (2)	$0.36	$0.56	$0.38	$0.51	$0.69

(1) See discussion of Core Earnings per basic common share in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) For applicable period as reported in our earnings announcements.

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

Over time, we may modify our investment allocation strategy as market conditions change to seek to maximize the returns from our investment portfolio. We believe this strategy, combined with our Manager’s experience, will enable us to pay dividends and achieve capital appreciation through various changing interest rate and credit cycles and provide attractive long-term returns to investors.

Our targeted asset classes and the principal investments we have made and in which we may in the future invest are:

Asset Class	Principal Investments
RMBS	●	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated or lower including and non-rated classes

	●	Agency RMBS

	●	Interest-only (“IO”) RMBS

Residential Mortgage Loans	●
Prime mortgage loans, which are mortgage loans that conform to the underwriting guidelines of Fannie Mae and Freddie Mac, which we refer to as Agency Guidelines; and jumbo prime mortgage loans, which are mortgage loans that conform to the Agency Guidelines except as to loan size

	●	Alt-A mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than the documentation standards applied by certain other first lien mortgage loan purchase programs, such as the Agency Guidelines, but have one or more compensating factors such as a borrower with a strong credit or mortgage history or significant assets

	●	Seasoned sub-prime mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than prime mortgage loans and that have borrowers who have credit or mortgage history which would not meet the standards for prime mortgage loans or Alt-A mortgage loans.

	●	Mortgage loans collateralized by manufactured or pre-fabricated homes.

	●	Mortgage loans collateralized by second lien, home equity lines of credit, and other similar financing arrangements.

	●	FHA/VA insured loans, which are mortgage loans that comply with the underwriting guidelines of the Federal Housing Administration (FHA) or Department of Veteran Affairs (VA) and which are guaranteed by the FHA or VA, respectively

	●	Mortgage servicing rights associated with residential mortgage loans, which reflect the value of the future stream of expected cash flows from the contractual rights to service a given pool of residential mortgage loans.

Commercial Mortgage Loans	●	First or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units; and mixed residential or other commercial properties; retail properties; office properties; or industrial properties, which may or may not conform to the Agency Guidelines

Other Asset-Backed Securities	●	CMBS

	●	Debt and equity tranches of CDOs

	●	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated, or lower including non-rated classes

	●	Loans collateralized by commercial real estate, fixed assets and equipment that are part of the small business administration certified development company program.

Derivative Instruments	●	Swaps

	●	Swaptions

	●	Futures

	●	Index options

	●	Mortgage options

We commenced operations in November 2007 and focus our investment activities primarily on acquiring Non-Agency and Agency RMBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks. At December 31, 2014, based on the amortized cost balance of our interest earning assets, approximately 52% of our investment portfolio was Agency RMBS, 16% of our investment portfolio was Non-Agency RMBS, and 32% of our investment portfolio was securitized residential mortgage loans. At December 31, 2013, based on the amortized cost balance of our interest earning assets, approximately 36% of our investment portfolio was Agency RMBS, 50% of our investment portfolio was Non-Agency RMBS, and 14% of our investment portfolio was securitized residential mortgage loans.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code. A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders. Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)). We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the years ended December 31, 2014 and 2013. We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the years ended December 31, 2014, 2013 and 2012. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income. Therefore, for the years ended December 31, 2014 and 2013, we believe that we qualified as a REIT under the Code.

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

Net Income Summary

The table below presents our net income on a GAAP basis for the years ended December 31, 2014, 2013 and 2012.

Net Income
(dollars in thousands)
(unaudited)

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net Interest Income:
Interest income (1)	$687,795	$511,783	$589,440
Interest expense (2)	147,785	101,999	$126,558
Net interest income (expense)	540,010	409,784	462,882
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(8,713)	(4,356)	(47,632)
Portion of loss recognized in other comprehensive income	(55,279)	(40,811)	(84,618)
Net other-than-temporary credit impairment losses	(63,992)	(45,167)	(132,250)

Other gains (losses):
Net unrealized gains (losses) on derivatives	(103,496)	34,369	(9,473)
Net realized gains (losses) on derivatives	(82,852)	(7,713)	(20,223)
Net gains (losses) on derivatives	(186,348)	26,656	(29,696)
Net unrealized gains (losses) on financial instruments at fair value	193,534	(44,277)	833
Net realized gains (losses) on sales of investments	91,709	68,107	85,166
Gain on deconsolidation	47,846	-	-
Loss on extinguishment of Debt	(2,184)	-	-
Realized losses on principal write-downs of Non-Agency RMBS	-	(18,316)	-
Total other gains (losses)	144,557	32,170	56,303

Other (income) and expenses:
Management fees	32,514	25,952	49,525
Expense recoveries from Manager	(8,936)	(6,788)	(4,712)
Net management fees	23,578	19,164	44,813
General and administrative expenses	(232)	(1,799)	368
(Income)/expense for change in loan loss provision	31,805	16,734	13,986
Other (income) expense	(23,783)	-	-
Total other expenses	31,368	34,099	59,167

Income before income taxes	589,207	362,688	327,768
Income taxes	2	2	1
Net income	$589,205	$362,686	$327,767

Net income per share available to common shareholders:
Basic	$0.57	$0.35	$0.32
Diluted	$0.57	$0.35	$0.32

Weighted average number of common shares outstanding:
Basic	1,027,250,475	1,027,094,379	1,026,831,033
Diluted	1,027,543,847	1,027,570,343	1,027,499,255

(1) Includes interest income of consolidated VIEs of $428,992, $371,559 and $417,351 for the years ended December 31, 2014, 2013 and 2012 respectively. See Note 8 for further discussion.
(2) Includes interest expense of consolidated VIEs of $119,103, $95,229 and $115,880 for the years ended December 31, 2014, 2013 and 2012 respectively. See Note 8 for further discussion.

Our net income increased by $226 million to $589 million, or $0.57 per average basic common share, for the year ended December 31, 2014 as compared to $363 million, or $0.35 per average basic common share, for the year ended December 31, 2013. The increase in earnings for the year ended December 31, 2014 over the same period of 2013 is primarily attributable to higher interest income, net of interest expense, of $130 million, to $540 million for the year ended December 31, 2014 from $410 million in the same period of the prior year. The increase in net interest income is due to the increase in invested assets from the acquisition of additional Agency RMBS and securitized loans held for investment. In addition to the increase in net interest income, we recognized gains as a result of changes in fair value of financial instruments carried at fair value of $238 million, from a loss for year ended December 31, 2013 of $44 million, to a gain of $194 million for the same period of 2014. This gain from increase in fair value of financial instruments carried at fair value was offset by net unrealized losses on derivatives as a result of changes in fair value on derivatives of $138 million, from a gain of $34 million for the year ended December 31, 2013 to a loss of $104 million for the same period of 2014.

Our net income increased by $35 million to $363 million, or $0.35 per average basic common share, for the year ended December 31, 2013 as compared to $328 million, or $0.32 per average basic common share, for the year ended December 31, 2012. The increase in earnings for the year ended December 31, 2013 over the same period of 2012 is primarily attributable to lower OTTI losses for the year ended December 31, 2013 as compared to the same period of 2012 of $87 million. The lower OTTI losses were offset in part by lower interest income, net of interest expense, of $53 million, to $410 million for the year ended December 31, 2013 from $463 million in the same period of the prior year.

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

Falling Interest Rate Environment. As indicated above, as interest rates fall, prepayment speeds generally increase. Falling interest rates, however, decrease our financing costs which may result in a net positive impact on our net interest income. The company attempts to mitigate some of the risk of falling interest rates by using interest rate derivative hedges such as swaps, futures and options that are designed to increase in value if interest rates rise. When interest rates fall, the value of such interest rate derivatives also fall in value as the risk the derivative is designed to hedge is lower. We expect our interest rate hedges to lose value in a falling interest rate environment and reduce net income.

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

GAAP requires us to consolidate certain securitizations and re-securitization transactions where we have determined that we are the primary beneficiary. In these transactions, we transfer assets to the trusts, which issue tranches of senior and subordinate notes or certificates. We sell the senior tranches and therefore have no continuing involvement in these trusts other than being a holder of notes or certificates issued by the trusts, with the same rights as other holders of the notes or certificates. However, with respect to certain VIEs collateralized by loans held for investment, we have the ability to approve loan modifications and determine the course of action to be taken as it relates to loans in technical default, including whether or not to proceed with foreclosure. The notes and certificates we own that were issued by the trusts are largely subordinated interests in those trusts. The trusts have no recourse to our assets other than pursuant to a breach by us of the transaction documents related to the transfer of the assets by us to the trusts, but are presented as if we own 100% of the trust.

For re-securitized RMBS transactions and loan securitizations, we present the pre-securitized assets transferred into the consolidated trusts in our Consolidated Statements of Financial Condition as Non-Agency RMBS or Securitized loans held for investment. Post securitization RMBS assets sold are presented as liabilities in our Consolidated Statements of Financial Condition as Securitized debt, collateralized by Non-Agency RMBS and Securitized debt, collateralized by loans held for investment. We have presented the underlying securities we transferred to the trusts for the calculation of GAAP book value at fair value and recorded the corresponding liability for the notes or certificates sold to third parties at amortized cost or fair value. Fair value adjustments that are not credit related are recorded in Other comprehensive income. Credit related impairments are deemed other-than-temporary and are recorded in earnings.

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

At December 31, 2014, the difference between GAAP book value and estimated economic book value was determined to be $336 million, or $0.33 per share. At December 31, 2013, the difference between GAAP book value and estimated economic book value was determined to be $438 million, or $0.42 per share. This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing on the statement of financial condition. In these re-securitization transactions, we have generally retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts. These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts. As the senior notes pay off, we expect the difference between our economic and our GAAP book value to decrease. The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of December 31, 2014 and 2013.

December 31, 2014
(dollars in thousands, except per share data)

GAAP Book Value	$3,607,690
GAAP Book Value per Share	$3.51

Economic Adjustments:
Assets of Consolidated VIEs	(7,798,794)
Non-Recourse Liabilities of Consolidated VIEs	5,095,278
Interests in VIEs eliminated in consolidation	2,367,953

Total Adjustments - Net	(335,563)
Total Adjustments - Net (per share)	0.33

Economic Book Value	$3,272,127
Economic Book Value per Share	$3.18

December 31, 2013
(dollars in thousands, except per share data)

GAAP Book Value	$3,331,510
GAAP Book Value per Share	$3.24

Economic Adjustments:
Assets of Consolidated VIEs	(3,765,055)
Non-Recourse Liabilities of Consolidated VIEs	1,603,713
Interests in VIEs eliminated in consolidation	1,723,520

Total Adjustments - Net	(437,822)
Total Adjustments - Net (per share)	0.42

Economic Book Value	$2,893,688
Economic Book Value per Share	$2.82

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

Portfolio Review

During the year ended December 31, 2014, on an aggregate basis, we purchased $12.1 billion of invested assets, sold $5.6 billion of invested assets, and received $1.1 billion in principal payments related to our Agency and Non-Agency RMBS. In addition, we used $527 million of proceeds received from principal and interest on our investments to repay principal on our securitized debt.

The following table summarizes certain characteristics of our portfolio at December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013

Interest earning assets at period-end (1)	$17,170,998	$6,555,525
Interest bearing liabilities at period-end	$13,550,659	$3,262,274
Leverage at period-end	3.8:1	1.0:1
Leverage at period-end (recourse)	2.6:1	0.5:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	5.1%	49.8%
Senior	1.5%	1.5%
Senior, interest only	1.4%	5.1%
Subordinated	2.2%	6.0%
Subordinated, interest only	0.1%	0.3%
RMBS transferred to consolidated VIEs	10.3%	36.9%
Agency RMBS	52.1%	36.1%
Pass-through	50.9%	35.3%
Interest-only	1.2%	0.8%
Securitized loans held for investment, net of allowance for loan losses	4.0%	14.1%
Securitized loans held for investment, at fair value	28.5%	-
Fixed-rate percentage of portfolio	92.5%	76.3%
Adjustable-rate percentage of portfolio	7.5%	23.7%
Annualized yield on average interest earning assets for the year ended	6.9%	8.8%
Annualized cost of funds on average borrowed funds for the year ended (2)	2.5%	3.5%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

The following table presents details of each asset class in our portfolio at December 31, 2014 and 2013. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

December 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$344,951	$55.09	$79.63	4.3%	15.9%	10.8%	11.6%	30.9%	68.6%	10.4%	$2,190
Senior, interest only	$5,178,737	$4.35	$3.97	1.6%	14.4%	12.2%	13.0%	21.2%	51.6%	0.0%	$-
Subordinated	$690,599	$50.18	$65.79	3.1%	10.6%	13.9%	14.8%	15.8%	45.5%	11.7%	$5,669
Subordinated, interest only	$216,403	$4.43	$3.14	0.9%	9.2%	7.0%	11.3%	13.3%	46.1%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,133,610	$53.51	$80.03	4.5%	17.4%	10.2%	10.7%	21.9%	59.5%	1.3%	$25,603
Agency Mortgage-Backed Securities
Pass-through	$7,774,266	$104.96	$106.19	4.0%	3.2%	9.7%	10.6%	NA	NA	NA	$-
Interest-only	$3,884,523	$4.89	$4.79	0.9%	3.1%	11.7%	9.5%	NA	NA	NA	$-
Securitized loans	$5,241,100	$99.13	$101.74	6.6%	6.3%	9.8%	8.2%	10.3%	46.0%	36.5%	$-
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)
December 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$128,217	$69.27	$69.95	1.4%	5.9%	12.1%	15.1%	38.0%	63.3%	8.3%	$297
Senior, interest only	$5,742,781	$4.93	$3.99	1.4%	17.2%	15.2%	16.8%	19.9%	51.1%	0.0%	$-
Subordinated	$830,632	$40.96	$55.09	2.9%	13.5%	17.0%	19.6%	16.2%	49.6%	12.6%	$6,563
Subordinated, interest only	$274,462	$5.34	$6.04	1.7%	9.0%	17.0%	18.1%	15.4%	45.0%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,912,376	$54.17	$77.82	4.7%	15.8%	11.7%	14.7%	25.8%	57.9%	1.6%	$34,386
Agency Mortgage-Backed Securities
Pass-through	$1,898,131	$104.52	$105.24	3.6%	3.3%	7.7%	18.2%	NA	NA	0.0%	$-
Interest-only	$247,344	$17.69	$17.30	3.2%	5.3%	9.8%	17.5%	NA	NA	0.0%	$-
Securitized loans	$776,074	$102.12	$98.26	4.7%	3.5%	18.3%	36.4%	1.5%	22.3%	16.4%	$(6)
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

	For the Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$977,042	$951,305	$990,202	$996,694	$1,012,513
Accretion of discount	(44,165)	(39,062)	(42,101)	(40,304)	(40,812)
Purchases	2,636	126,752	(6,773)	18,815	-
Sales and deconsolidation	(1,977)	(66,161)	(669)	(3,843)	-
Transfers from credit reserve	58,643	11,809	17,134	31,666	28,962
Transfers to credit reserve	(4,318)	(7,601)	(6,488)	(12,826)	(3,969)
Balance, end of period	$987,861	$977,042	$951,305	$990,202	$996,694
	For the Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars in thousands)
	Non-Accretable Difference
Balance, beginning of period	$933,668	$1,046,519	$1,171,130	$1,217,793	$1,261,945
Principal Writedowns	(37,044)	(81,289)	(41,155)	(47,079)	(41,708)
Purchases	2,636	126,752	(6,773)	18,815	-
Sales and deconsolidation	-	(156,096)	(71,384)	(1,093)	-
Net other-than-temporary credit impairment losses	63,992	1,990	5,347	1,534	22,549
Transfers from credit reserve	(58,643)	(11,809)	(17,134)	(31,666)	(28,962)
Transfers to credit reserve	4,318	7,601	6,488	12,826	3,969
Balance, end of period	$908,927	$933,668	$1,046,519	$1,171,130	$1,217,793

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

We hold our RMBS as available-for-sale, record these investments at estimated fair value as described in Note 5 of our consolidated financial statements, and include unrealized gains and losses considered to be temporary in Other comprehensive income in our Consolidated Statements of Operations and Comprehensive Income. From time to time, as part of the overall management of our portfolio, we may sell any of our RMBS investments and recognize a realized gain or loss as a component of earnings in our Consolidated Statements of Operations and Comprehensive Income utilizing the specific identification method.

Our accounting policies for recognition of interest income and OTTI related to RMBS are described in Note 2 of the consolidated financial statements. As noted therein, there are three different accounting models that may be applicable for purposes of the recognition of interest income and OTTI on RMBS, and include the following:

ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20) – applies to all Agency RMBS and certain Non-Agency RMBS of high credit quality that, at the time of purchase, we expect to collect all contractual cash flows and the security cannot be contractually prepaid in such a way that we would not recover substantially all of our recorded investment.

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) – applies to Non-Agency RMBS where there is evidence of deterioration in credit quality and we do not expect to collect all contractual cash flows of the security.

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

For Non-Agency RMBS accounted for under ASC 310-30 or ASC 325-40, the reported amounts of interest income and OTTI are significantly impacted by management judgments around both the amount and timing of credit losses (defaults) and prepayments. Interest income on these Non-Agency RMBS is recognized initially and in subsequent periods based on the timing and amount of cash flows expected to be collected, as opposed to being based on contractual cash flows. The accounting models in ASC 310-30 and ASC 325-40 do not provide for delineations between individual changes in cash flow estimates based on expected defaults or prepayments. Accordingly, we are required to consider the overall impact on the amount and timing of future cash flows whether due to changes in default expectations or prepayments to determine the amount of interest income to recognize. Furthermore, the overall impact on the amount and timing of future cash flows whether due to changes in default expectations or prepayments also impacts the amount of OTTI losses recognized in earnings.

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

●
If there is a negative (or adverse) change in the amount and timing of future cash flows expected to be collected from the previous estimate used for accounting purposes, and the securities’ fair value is below its amortized cost, an OTTI loss equal to the adverse change in cash flows expected to be collected, discounted using the securities’ effective rate before impairment, is required to be recorded in current period earnings. For Non-Agency RMBS accounted for under ASC 310-30, while the effective interest rate used to accrete interest income after an OTTI has been recognized will be the same, the amount of interest income recorded in future periods will decline because of the reduced amount of the amortized cost basis of the investment to which such effective interest rate is applied. Additionally, for Non-Agency RMBS accounted for under ASC 325-40, while the effective interest rate used to accrete interest income during the period directly after an OTTI has been recognized will be the same, the amount of interest income recorded in such future period will decline, absent an increase in cash flows expected to be collected, because of the reduced amount of the amortized cost basis of the investment to which such effective interest rate is applied. An adverse change in the amount and timing of future cash flows expected to be collected is considered to have occurred when the net present value of future cash flows expected to be collected has decreased from the most previous estimate. This change can occur from a change in either the timing of when cash flows are expected to be collected (i.e., from changes in prepayment speeds or the timing of estimated defaults) or in the amount of cash flows expected to be collected (i.e., from increases in estimates of future defaults). Furthermore, an adverse change could occur on an overall basis in situations where the negative impact of a change in the timing of cash flows exceeds the positive impact of a decline in estimated defaults, or when the negative impact of an increase in estimated defaults exceeds the positive impact of a shortening of the timing of receipt of cash flows.

The accounting models in ASC 310-30 and ASC 325-40 are impacted by both assumptions of prepayments and assumptions of credit losses (defaults) and, accordingly, changes in the amounts of recorded interest income or OTTI losses over financial reporting periods cannot be considered to result solely from the impact of changes in the credit profile of the investment or solely from the impact of changes in prepayment speeds. Furthermore, while there may be some level of correlation between assumptions for defaults and prepayments as general market interest rates change, in the recent market conditions that correlation has not been direct and predictable.

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

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to seventeen consolidated variable interest entities, or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

We currently consolidate eleven residential mortgage loan securitizations and six RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime residential mortgage loans we purchased during 2007 and 2008 and securitized shortly thereafter. The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily what we classify as collateral backed by Alt-A first lien mortgages of 2005-2007 vintages. We categorize collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when we purchased the security more resembles typical Alt-A collateral. We define Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.

Our determination to consolidate these seventeen VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to replace defaulting loans with performing loans resulted in us having the power that most significantly impacts the economic performance of the VIE. For the six consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these six entities.

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

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market. The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 49% and 65% of total assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively. Level 3 liabilities represent approximately 97% of total liabilities measured at fair value on a recurring basis as of December 31, 2014. None of the liabilities measured at fair value on a recurring basis as of December 31, 2013 are Level 3.

Our assets and liabilities which are measured at fair value are discussed in Note 5 to our consolidated financial statements.

Recent Accounting Pronouncements

Refer to Note 2(q) in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Results of operations for the years ended December 31, 2014, 2013 and 2012

Our primary source of income is interest income earned on our assets. Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.

Interest Income

Interest income increased by $176 million, or 34%, to $688 million for the year ended December 31, 2014 from $512 million for the same period of 2013. The increase is primarily due to the increase in agency holdings of approximately $6.4 billion acquired during 2014 and the increase in securitized loans of approximately $4.5 billion also acquired during 2014. Interest income on our Agency RMBS portfolio increased by $110 million and interest income on our securitized loan portfolio increased by $100 million. Both portfolios increased from the prior year due to acquisitions during 2014 financed by additional repurchase agreements and secured debt as we increased our leverage ratio during 2014.The increases are partially offset by a decline in interest income on our Non-Agency portfolio of $34 million year over year as natural principal payments and expected losses have reduced the interest earning balance of these assets.

Interest income decreased by $77 million, or 13%, to $512 million for the year ended December 31, 2013 from $589 million for the same period of 2012. The decrease is primarily due to lower weighted average Non-Agency RMBS and securitized loans during 2013 over the same period of 2012. During 2012 and continuing into 2013, we did not reinvest all available principal and interest, but rather paid off financing obligations, including repurchase agreements and secured debt, as well as increased our cash holdings to maintain liquidity and reduce our leverage ratio.

Interest Expense

Interest expense increased by $46 million, or 45%, to $148 million for the year ended December 31, 2014 from $102 million for the same period of 2013. The increase is primarily due to increased interest expense of $24 million on our securitized debt and $21 million on our repurchase agreements. During 2014, we increased leverage to finance additional investments in Agency RMBS, Non-Agency RMBS, as well as securitized loans held for investment. Our repurchase agreement obligation increased by $6.8 billion to $8.5 billion as of December 31, 2014 as compared to $1.7 billion as of December 31, 2013. Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately.

Interest expense decreased by $25 million, or 19%, to $102 million for the year ended December 31, 2013 from $127 million for the same period of 2012. The decrease was primarily due to declines in interest expense on our repurchase agreements as our secured debt paid down as well as general declines in interest rates during 2013.

Net Economic Interest Income

Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate swaps. For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Realized gains (losses) on derivatives in our Consolidated Statements of Operations and Comprehensive Income. Interest rate swaps are used to manage the increase in interest paid on repurchase agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because this presentation depicts the economic value of our investment strategy, by showing actual interest expense and net interest income. Where indicated, interest expense, including interest payments on interest rate hedges, is referred to as economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate hedges, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Hedges	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Hedges	Economic Net Interest Income (1)
For the Year Ended December 31, 2014	$687,795	$147,785	$52,522	$200,307	$540,010	$52,522	$487,466
For the Year Ended December 31, 2013	$511,783	$101,999	$21,789	$123,788	$409,784	$21,789	$387,957
For the Year Ended December 31, 2012	$589,440	$126,558	$20,223	$146,781	$462,882	$20,223	$442,639

For the Quarter Ended December 31, 2014	$242,455	$65,794	$17,679	$83,473	$176,661	$17,679	$158,972
For the Quarter Ended September 30, 2014	$190,355	$38,886	$17,132	$56,018	$151,469	$17,132	$134,333
For the Quarter Ended June 30, 2014	$134,318	$20,680	$12,061	$32,741	$113,638	$12,061	$101,573
For the Quarter Ended March 31, 2014	$120,667	$22,425	$5,650	$28,075	$98,242	$5,650	$92,588
(1) Excludes interest income on cash and cash equivalents.

Net Interest Rate Spread
The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Year Ended
	December 31, 2014			December 31, 2013
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets (1):
Agency RMBS	$5,222,882	$180,206	3.5%	$1,885,809	$69,433	3.7%
Non-Agency RMBS	801,547	78,577	9.8%	662,790	70,753	10.7%
Non-Agency RMBS transferred to consolidated VIEs	1,867,986	295,475	15.8%	2,262,889	337,645	14.9%
Jumbo Prime securitized residential mortgage loans held for investment	720,965	30,010	4.2%	994,103	33,914	3.4%
Seasoned sub-prime securitized residential mortgage loans held for investment	1,419,155	103,505	7.3%	-	-	-
Total	$10,032,535	$687,773	6.9%	$5,805,591	$511,745	8.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$4,749,283	$71,569	1.5%	$1,534,885	$28,559	1.9%
Non-Agency repurchase agreements	444,599	9,634	2.2%	-	-	-
Securitized debt, collateralized by Non-Agency RMBS	799,473	53,367	6.7%	1,129,342	67,870	6.0%
Securitized debt, collateralized by jumbo prime residential mortgage loans	720,965	21,602	3.0%	863,485	27,359	3.2%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	1,174,682	44,134	3.8%	-	-	-
Total	$7,889,002	$200,306	2.5%	$3,527,712	$123,788	3.5%

Net economic interest income/net interest rate spread		$487,467	4.4%		$387,957	5.3%

Net interest-earning assets/net interest margin	$2,143,533		4.9%	$2,277,879		6.7%

Ratio of interest-earning assets to interest bearing liabilities	1.27			1.65
(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income increased by $176 million, or 34%, to $687 million for the year ended December 31, 2014 from $512 million for the same period of 2013. Our net interest rate spread, which equals the yield on our average assets less the economic average cost of funds decreased by 196 basis points for the year ended December 31, 2014 as compared to the same period of 2013. The net interest margin, which equals the net economic interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 182 basis points for the year ended December 31, 2014 as compared to the same period of 2013. Our net interest margin declined due to a lower total average yield on our interest-earning assets which was not fully offset by the decline in our average cost of funds of 97 basis points. The portfolio has experienced significant changes in 2014 as compared to 2013 as we have increased our average Agency RMBS and securitized loans held for investment and our Non-Agency RMBS has declined as a percentage of the total portfolio. To finance these increases, we have primarily increased our repurchase agreements and securitized debt. These financing increases used to purchase additional interest-earning assets have increased our leverage ratios, resulting in an overall increase in our return on equity.

Our average interest-earning assets increased by $4.2 billion, or 73%, for the year ended December 31, 2014 as compared to the same period of 2013.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2014	$7,889,002	$200,307	2.54%	0.16%	0.33%	(0.17%)	2.38%	2.21%
For The Year Ended December 31, 2013	$3,527,712	$123,788	3.51%	0.19%	0.41%	(0.22%)	3.32%	3.10%
For The Year Ended December 31, 2012	$4,466,695	$146,781	3.29%	0.24%	0.74%	(0.49%)	3.05%	2.55%

For The Quarter Ended December 31, 2014	$13,336,713	$83,473	2.50%	0.16%	0.33%	(0.17%)	2.35%	2.17%
For The Quarter Ended September 30, 2014	$10,351,252	$56,018	2.16%	0.15%	0.33%	(0.17%)	2.01%	1.84%
For The Quarter Ended June 30, 2014	$4,483,572	$32,741	2.92%	0.15%	0.32%	(0.17%)	2.77%	2.60%
For The Quarter Ended March 31, 2014	$3,145,025	$28,075	3.57%	0.16%	0.33%	(0.17%)	3.41%	3.24%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $4.3 billion, or 124%, for the year ended December 31, 2014 as compared to the same period of 2013. Economic interest expense increased by $76 million, or 62%, for the year ended December 31, 2014 as compared to the same period of 2013. The increase in average interest-bearing liabilities is a result of the increase in leverage from repurchase agreements and securitized debt entered into primarily during 2014, offset by declines in our securitized debt collateralized by Non-Agency RMBS. The additional financing was used to increase our Agency RMBS and secured residential mortgage loans. As our average interest-bearing liabilities increased, we have had an increase in interest expense. Lower interest rates in the 2014 as compared to the same period of 2013 have offset some of the increase in interest expense. We note that average one-month and six month LIBOR are down 3 basis points and 8 basis points in 2014 as compared to 2013. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

Net other-than-temporary credit impairment losses

OTTI losses are generated when fair values decline below our amortized cost basis, an unrealized loss, and the expected future cash flows decline from prior periods, an adverse change. When an unrealized loss and an adverse change in cash flows occur, we will recognize an OTTI loss in earnings. In addition, if we intend to sell a security, or believe we will be required to sell a security in an unrealized loss position, we will recognize an OTTI loss in earnings equal to the unrealized loss.

OTTI losses were $64 million, $45 million, and $132 million for each of the years ended December 31, 2014, 2013 and 2012, respectively. Of these amounts, $59 million, $38 million, and $84 million of the OTTI is related to securities included in our consolidated VIEs. As of December 31, 2014, we had four securities in an unrealized loss position totaling less than $1 million for which we did not recognize impairment. We intend to hold these securities until they recover their amortized cost. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

The table below shows a summary of our gain (loss) on derivative instruments, net for the years ended December 31, 2014, 2013, and 2012.

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(52,523)	$(21,857)	$(20,223)
Realized gain (loss) on derivative instruments, net:
Mortgage Options	7,505	12,115	-
Treasury Futures	(38,552)	2,029	-
Swaptions	(24)	-	-
Other Derivative Assets	742	-	-
Total realized gain (loss) on derivative instruments, net	(30,329)	14,144	-
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	(84,913)	23,740	(9,473)
Mortgage Options	340	-	-
Treasury Futures	(17,856)	10,629	-
Swaptions	(1,067)	-	-
Total unrealized gain (loss) on derivative instruments, net:	(103,496)	34,369	(9,473)
Total gain (loss) on derivative instruments, net	$(186,348)	$26,656	$(29,696)

Our derivative portfolio primarily includes interest rate swaps, Treasury futures, and mortgage options. During the year ended December 31, 2014, we entered into 35 new interest rate swap agreements with a notional value of $2.2 billion. We also increased our Treasury futures positions by $690 million of notional value during the year ended December 31, 2014. The new swaps and Treasury futures are primarily related to the increase in Agency RMBS financed primarily with new repurchase agreements to mitigate the effects of changes in interest rates on our portfolio.

During the year ended December 31, 2014, we recognized net losses on derivatives of $186 million compared to net gains of $27 million for the same period of 2013. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury futures and mortgage options. The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the received floating leg of these same swaps resulting in a net payment on the periodic settlement of the swaps during the year. We also incurred realized losses on our treasury futures for the year ended 2014 as interest rates declined during the year, resulting in net payments to close out our future positions as they came due.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. The unrealized gain (loss) on our derivative instruments was a result of a decline in interest rates at the year ended December 31, 2014 as compared December 31, 2013, resulting in a decline in market value as our derivative positions generally lose value as interest rates drop and gain value as interest rates increase.

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the years ended December 31, 2014, 2013 and 2012 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income. The increase in the net periodic interest cost of the interest rate swaps are primarily due to declines in interest rates year over year as we pay a fixed rate on our interest rate swaps and are receiving a lower floating rate.

Treasury futures are not included in our economic interest expense and economic net interest income. We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio. As we identify opportunities in mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities. We had no mortgage options during the year ended December 31, 2012.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected fair value option with changes in fair value reflected in earnings for our Agency and Non-Agency IO RMBS securities, certain of our securitized loans held for investment, collateralized by a seasoned sub-prime pool of residential mortgage loans, and the related financing for the securitized loans consolidated as a VIE in our statement of financial condition. The table below shows the unpaid principal, fair value and impact of change in fair value on each of these financial instruments:

					For the year ended
	December 31, 2014		December 31, 2013		December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)

	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value

IO RMBS securities	$9,322,862	400,125	6,345,424	300,076	22,563	(44,277)	833
Securitized loans held for investment, at fair value	4,619,193	4,699,215	-	-	144,960	-	-
Securitized debt at fair value, collateralized by loans held for investment	3,964,053	3,868,366	-	-	26,011	-	-
Total gain (loss) on financial instruments, net	$17,906,108	$8,967,706	$6,345,424	$300,076	$193,534	$(44,277)	$833

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

The securitized loans at fair value were acquired during 2014. We consolidated the securitized debt at fair value, collateralized by loans held for investment, onto our statement of financial condition during 2014. This debt represents the obligations of the certain consolidated VIEs which are not held by us and are collateralized by the portfolio of seasoned sub-prime residential mortgage loans.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

Net realized gains on sales of investments were $92 million, $68 million and $85 million for the years ended December 31, 2014, 2013 and 2012. We do not forecast sales of investments as we generally expect to invest for long term gains, however, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

During 2014, we recognized $48 million of gains on sales on $284 million of holdings related to consolidated VIEs. The gain on sale of VIE assets is included in Gain on deconsolidation in the Consolidated Statement of Operations and Comprehensive Income. Also during 2014, the company purchased $54 million of securitized debt collateralized by non-agency RMBS for cash payments of $56 million. When the Company acquires its outstanding debt, it extinguishes the outstanding debt and recognizes a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt. This acquisition resulted in a net loss of $2 million which is reflected in the Consolidated Statement of Operations and Comprehensive Income as a loss on extinguishment of debt during the year ended December 31, 2014.
Net Management Fees and General and Administrative Expenses

The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2014 (1)	$55,383	0.43%	1.60%
For The Year Ended December 31, 2013	$35,898	0.49%	1.04%
For The Year Ended December 31, 2012	$58,799	0.76%	1.78%

For The Quarter Ended December 31, 2014	$22,612	0.47%	2.51%
For The Quarter Ended September 30, 2014 (1)	$13,178	0.43%	1.54%
For The Quarter Ended June 30, 2014	$10,317	0.42%	1.22%
For The Quarter Ended March 31, 2014	$9,276	0.54%	1.11%
(1) Does not include one-time management fee reduction of $24 million

We incurred management fees of approximately $33 million, $26 million and $50 million for each of the years ended December 31, 2014, 2013, and 2012, respectively. We also recognized reimbursements from our Manager related to the amended management agreement of approximately $9 million, $7 million and $5 million for each of the years ended December 31, 2014, 2013 and 2012. The management fee is based on our stockholders’ equity as defined in the management agreement. See further discussion of the management fee, including amendments to the management agreement, as well as other agreements with our Manager in our discussion of related party transactions below. In addition, in 2014, FIDAC agreed to pay the Company a one-time payment of approximately $24 million to resolve issues raised in derivative demand letters sent to Chimera’s Board of Directors. This amount equals a base management fee equal to 0.75% per annum of gross stockholders’ equity as if it were in effect from January 1, 2012 through November 27, 2012. We received this payment during 2014.

G&A expenses were approximately $32 million, $17 million and $14 million for the years ended December 31, 2014, 2013 and 2012. G&A expenses include servicing fees paid by our consolidated VIEs of approximately $10 million, $2 million and $3 million for the years ended December 31, 2014, 2013 and 2012. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. Excluding the servicing fees, our G&A expenses have increased in 2014 as compared to 2013 primarily as a result of increased legal fees, which have been reimbursed by our manager and included in reimbursements above.

Provision for Loan Losses

The provision for loan losses related to our prime jumbo securitized loans held for investment at amortized cost represents managements estimate of expected future cash flows on the securitized loans held. The provision in 2014 declined by less than $1 million.

The seasoned sub-prime residential mortgage loans consolidated during the third quarter are carried at fair value with changes in fair value reflected in earnings and, therefore, do not have a provision for loan losses. Credit changes are reflected in earnings.

We have adopted ASU 2014-13, measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, as of January 1, 2015. Therefore, all securitized loans held for investment previously carried at cost, will be carried at fair value with changes in fair value reflected in earnings and we will no longer be required to calculate a provision for loan losses. The provision for loan losses of $7 million will be included as part of a cumulative-effect adjustment to retained earnings. See footnote 2(q) in Part IV of this form 10-K for further discussion of the impact of adoption of ASU 2014-13.

Net Income and Return on Average Equity

The table below shows our economic net interest income, realized gains (losses) on sale of assets and the credit related OTTI, realized and unrealized gains (losses) on interest rate swaps and IOs, total management fee and G&A expenses, and income tax, each as a percentage of average equity, and the return on average equity for the periods presented.

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Year Ended December 31, 2014	14.06%	17.67%	(1.83%)	(1.60%)	16.99%
For The Year Ended December 31, 2013	11.70%	0.72%	(0.29%)	(1.04%)	10.55%
For The Year Ended December 31, 2012	13.44%	(1.44%)	(0.26%)	(1.78%)	9.95%

For The Quarter Ended December 31, 2014	15.70%	(3.51%)	(7.75%)	(2.51%)	0.72%
For The Quarter Ended September 30, 2014	15.64%	7.41%	2.57%	(1.54%)	43.99%
For The Quarter Ended June 30, 2014	12.00%	(1.17%)	2.55%	(1.22%)	12.38%
For The Quarter Ended March 31, 2014	11.04%	0.78%	1.31%	(1.11%)	11.98%
* Includes effect of realized losses on interest rate swaps.

Our net income was $589 million, $362 million and $328 million for the years ended December 31, 2014, 2013 and 2012, respectively. Economic net interest income as a percentage of average equity increased by 236 basis points for the year ended December 31, 2014 as compared to the same period of 2013. The increase in our economic net interest income as a percentage of average equity is due to an increase in interest earned, net of economic interest expense, on assets over the prior year as we have increased our interest bearing assets to enhance net economic interest income. Economic net interest income as a percentage of average equity decreased by 174 basis points for the year ended December 31, 2013 as compared to the same period of 2012. The decline in our economic net interest income as a percentage of average equity is due to the lower interest earned on assets on a lower average earning assets year over year, offset partially by lower economic interest expense on a smaller average debt balance year over year. Our return on average equity has continued to increase as our net income has increased while our average equity has remained relatively constant.

Core earnings

Core earnings is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains on the aggregate portfolio, impairment losses, realized gains on sales of investments, gain on deconsolidation, extinguishment of debt and certain other non-recurring gains or losses. As defined, Core earnings include interest income and expense as well as realized gains or losses on derivatives used to hedge interest rate risk. Core earnings are provided for the purpose of comparability to other peer issuers, but have important limitations. Core Earnings as described above helps evaluate our financial performance without the impact of certain transactions and is of limited usefulness as an analytical tool. Therefore, core earnings should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP.

Our core earnings were $402 million, or $0.39 per average basic common share, for the year ended December 31, 2014 compared to $350 million, or $0.34 per average basic common share, for the same period in 2013. We attribute the majority of the increase in core earnings for the year ended December 31, 2014 from the year ended December 31, 2013 to the increase in net interest income from the acquisition of additional Agency RMBS and securitized loans during 2014.

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the years ended December 31, 2014, 2013 and 2012 and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands, except per share data)
GAAP Net income	$589,205	$362,686	$327,767
Adjustments:
Net other-than-temporary credit impairment losses	63,992	45,167	132,250
Net unrealized (gains) losses on derivatives	103,496	(34,369)	9,473
Net unrealized gains (losses) on financial instruments at fair value	(193,534)	44,277	(833)
Net realized gains (losses) on sales of investments	(91,709)	(68,107)	(85,166)
Total other (gains) losses	(69,445)	-	-
Core Earnings	$402,005	$349,654	$383,491

GAAP net income per basic common share	$0.57	$0.35	$0.32
Core earnings per basic common share	$0.39	$0.34	$0.37

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

To meet our longer term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, as well as proceeds from equity offerings. As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), we are not currently eligible to file a new Form S-3 registration statement. Our ineligibility to use Form S-3 during this time period may have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective.

In addition to the principal sources of capital described above, we may enter into warehouse facilities and use longer dated structured repurchase agreements. The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $165 million and $78 million at December 31, 2014 and 2013, respectively.

Our operating activities provided net cash of approximately $183 million, $305 million and $335 million for the years ended December 31, 2014, 2013 and 2012, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. During 2014, interest received net of interest paid was $466 million. During 2014, we paid cash to cover margin requirements on our interest rate swaps and other financial instruments of approximately $186 million, which is primarily reflected in other assets and other payments from derivative sales and settlements during the year ended December 31, 2014. The cash provided by operating activities decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due primarily to a decrease in interest collected on the portfolio, net of interest paid, of $61 million, offset in part by lower management fees paid during 2013 as compared to the same period of 2012 of $24 million.

Our investing activities used cash of approximately $6.1 billion for the year ended December 31, 2014 and provided cash of $305 million and $989 million for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2014 we purchased investments of $12.1 billion, primarily Agency RMBS and securitized loans. This use of cash was offset during the period from sales of investments of $5.6 billion and principal repayments of $1.2 billion during 2014. Additionally, during 2014, we used cash of $774 million to acquire interests in a group of trusts collateralized by pools of seasoned sub-prime residential mortgage loans. During the year ended December 31, 2013 we generated cash from sales of RMBS investments of $1.2 billion and principal payments of $1.5 billion related to all our investment assets offset by purchases of $2.4 billion in RMBS securities. During the year ended December 31, 2012 we generated cash from sales of RMBS investments of $943 million and principal payments of $1.7 billion related to all our investment assets offset by purchases of $124 million in RMBS securities and $1.5 billion in jumbo prime residential mortgage loans.

Our financing activities provided cash of $6.0 billion for the year ended December 31, 2014 and used cash of $1.2 billion and $909 million for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2014, we received proceeds on our repurchase agreements, net of repayments on our repurchase agreements of $6.8 billion and received proceeds from securitized debt borrowings of $392 million. These proceeds were offset by payments and repurchases on our securitized debt of $583 million and payments of dividends of $575 million. The payments of dividends during the year ended December 31, 2014 includes the $205 million of special dividends announced in the fourth quarter of 2013, but paid during the first quarter of 2014. The year ended December 31, 2013 reflected payments on securitized debt borrowings of $914 million, payment of dividends of $370 million and proceeds from repurchase agreements, net of payments on repurchase agreements, of $131 million. The year ended December 31, 2012 reflected payments on repurchase agreements, net of proceeds from repurchase agreements, of $1.1 billion, payments on securitized debt borrowings of $952 million and payments of dividends during the year of $411 million. These uses of cash were offset in part by proceeds received from the issuance of securitized debt of $1.6 billion.

As a result of our operating, investing and financing activities described above, our cash position increased by $87 million from December 31, 2013 to December 31, 2014. Our investments in Non-Agency RMBS and Agency RMBS, at fair value, increased by $6.1 billion during the year ended December 31, 2014, not including assets of consolidated VIEs. The majority of these purchases were financed through repurchase agreements.

Our recourse leverage is 2.6:1 and 0.6:1 at December 31, 2014 and 2013. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. The increase in our recourse leverage is a result of the increase in repurchase agreements to primarily expand our Agency RMBS portfolio as well as to finance significant acquisitions of Non-Agency RMBS investment assets. Our recourse leverage is presented as a ratio to our economic net equity. We believe that this increased leverage will result in higher net income to our investors.

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

At December 31, 2014 and 2013, the remaining maturities on our RMBS repurchase agreements were as follows.

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Overnight	$-	$-
1-29 days	2,652,717	644,332
30 to 59 days	1,371,856	606,945
60 to 89 days	656,915	-
90 to 119 days	2,068,740	129,049
Greater than or equal to 120 days	1,705,153	278,235
Total	$8,455,381	$1,658,561

Average days to maturity	100 days	58 days

We collateralize the repurchase agreements we use to finance our operations with our RMBS investments. Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender. The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur. At December 31, 2014, the weighted average haircut on our repurchase agreements collateralized by Agency RMBS was 5.1%. The weighted average haircut on our repurchase agreements collateralized by Non-Agency RMBS was 29.4%. As the fair value of the Non-Agency RMBS is more difficult to determine, as well as more volatile period to period than Agency RMBS, the Non-Agency RMBS requires a larger haircut. Repurchase agreements also subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral. As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to have little fluctuation from the average daily balances except in periods where we are adjusting the size of our portfolio by using leverage as we did during 2014. Our average repurchase agreement balance for the year ended December 31, 2014 increased compared to our average repurchase agreement balance for the year ended December 31, 2013 due to additional borrowings on our repurchase agreements in excess of repayments during 2014. We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)

Year Ended December 31, 2014	$5,192,654	$8,455,381
Year Ended December 31, 2013	$1,480,666	$1,561,920
Year Ended December 31, 2012	$2,122,421	$1,528,025

Quarter End December 31, 2014	$8,247,722	$8,455,381
Quarter End September 30, 2014	$7,741,837	$7,838,163
Quarter End June 30, 2014	$3,054,737	$5,564,554
Quarter End March 31, 2014	$1,648,425	$1,561,920

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2014 and 2013 our total debt was approximately $13.6 billion and $3.3 billion which represented a debt-to-equity ratio of approximately 3.8:1 and 1.0:1, respectively. We include only our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

During 2014, we increased our leverage through increased repurchase agreements. During 2014, we added eight new repurchase agreement counterparties and increased our repurchase agreement obligations with other counterparties. At December 31, 2014, we had repurchase agreements with eighteen counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by limiting our exposure to any counterparty to approximately 10% or less of our total equity as well as ensuring all our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of December 31, 2014 and 2013, we had $9.3 billion and $1.7 billion of securities pledged against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from 30 to 365 days. The average term on our repurchase agreements at December 31, 2014 is 100 days. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a chance that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the risk of our repurchase agreements primarily through the use of interest rate swaps. The average remaining maturities on our interest rate swaps range from 2 years to 20 years and have a weighted average maturity of approximately 11 years. We use these interest rate swaps to protect the portfolio from short term changes in interest rates. We currently have four swap counterparties. When our interest rate swaps our in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of December 31, 2014, we have posted $163 million of cash and securities as collateral to our swap counterparties.

Secured Debt Financing Transactions

During 2014, we acquired controlling interests in several trusts collateralized by seasoned sub-prime pools of residential mortgage loans. As we held the controlling interest, we consolidated the assets and liabilities, increasing our investments in mortgage loans by $4.7 billion and secured debt by $4.0 billion. The investment of $774 million was financed through a combination of cash raised from sales of investments and additional repurchase agreements. We also refinanced the secured debt related to one of the consolidated trusts acquired during 2014.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements and/or interest rate swaps with six counterparties as of December 31, 2014 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at December 31, 2014:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$637,973	$(98,369)	$(54,770)	-0.27%
Germany	1	-	(1,680)	3,287	0.02%
Netherlands	1	501,263	-	27,136	0.13%
Switzerland	2	1,561,885	(12,418)	405,814	1.97%
United Kingdom	1	536,181	-	15,806	0.08%
Total	6	$3,237,302	$(112,467)	$397,273	1.93%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At December 31, 2014, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

On January 28, 2011, the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”). The Company did not sell any shares of its common stock under the equity distribution agreement during the years ended December 31, 2014 and 2013. On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”). The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC. There were no shares issued as a part of the DRSPP during the year ended December 31, 2014 and 2013.

As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of common stock under the equity distribution agreement or the DRSPP until the Company files an effective shelf registration statement with the SEC.

During the year ended December 31, 2014, we declared dividends to common shareholders totaling $370 million, or $0.36 per share. During the year ended December 31, 2013, we declared dividends to common shareholders totaling $575 million, or $0.56 per share. During the year ended December 31, 2012, we declared dividends to common shareholders totaling $390 million, or $0.38 per share.

There was no preferred stock issued or outstanding as of December 31, 2014 and 2013.

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

On August 8, 2014, the management agreement was amended and restated. Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity. In addition, in  2014, our Manager agreed to pay us a one-time payment of approximately $24 million to resolve issues raised in derivative demand letters sent to Chimera’s Board of Directors. This amount equals a base management fee equal to 0.75% per annum of gross stockholders’ equity as if it were in effect from January 1, 2012 through November 27, 2012. We received this payment during 2014.

The agreement provides for a two year term ending August 7, 2016 and may be automatically renewed for two year terms at each anniversary date unless at least two-thirds of the independent directors or the holders of a majority of the outstanding shares of common stock elects not to renew the agreement in their sole discretion and for any or no reason. Unless the management agreement is terminated for “cause” or our Manager terminates the management agreement, in the event that the management agreement is terminated or not renewed, we must pay to FIDAC a termination fee equal to two times the average annual management fee, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Our Manager will continue to provide services under the management agreement for a period not less than 180 days from the date we deliver the notice not to renew the management agreement.

We may also terminate the management agreement with 30 days’ prior notice from the our Board of Directors, without payment of a termination fee, for cause or upon a change of control of Annaly or our Manager, each as defined in the management agreement. Our Manager may terminate the management agreement if we become required to register as an investment company under the Investment Company Act of 1940, as amended, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee. Our Manager may also decline to renew the management agreement by providing us with 180-days’ written notice, in which case we would not be required to pay a termination fee.

The management agreement provides that Our Manager will pay all past and future expenses that the Company and/or our Audit Committee incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Managers obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation. The amount paid by our Manager related to these expenses for the years ended December 31, 2014, 2013 and 2012 is approximately $9 million, $7 million and $5 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

The Company is obligated to reimburse our Manager for costs incurred on the Company’s behalf under the management agreement. In addition, the management agreement permits our Manager to require us to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that our Manager incurred in connection with operations. These expenses are allocated between our Manager and us based on the ratio of the proportion of gross assets compared to the gross assets under management by our Manager as calculated at each quarter end. Our Manager and us will modify this allocation methodology, subject to the approval of our Board of Directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to our Managers other funds and accounts). During the years ended December 31, 2014, 2013 and 2012, reimbursements to our Manager were less than $1 million.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap. We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services. RCap may also provide brokerage services to us from time to time. The fees paid to RCap are less than $1 million for the years ended December 31, 2014, 2013 and 2012.

Restricted Stock Grants

We granted 1,301,000 shares of restricted stock to employees of our Manager and its affiliates and members of our Board of Directors on January 2, 2008. At December 31, 2014 and 2013, there were approximately 197,000 and 384,000 unvested shares of restricted stock issued to employees of FIDAC, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2014 and 2013. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

December 31, 2014
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$8,155,381	$300,000	$-	$-	$8,455,381
Securitized debt	880,367	1,427,236	940,975	1,645,706	4,894,284
Interest expense on RMBS repurchase agreements (1)	18,451	3	-	-	18,454
Interest expense on securitized debt (1)	184,079	313,263	238,776	573,623	1,309,741
Total	$9,238,278	$2,040,502	$1,179,751	$2,219,329	$14,677,860
(1) Interest is based on variable rates in effect as of December 31, 2014.
December 31, 2013
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$1,658,561	$-	$-	$-	$1,658,561
Securitized debt	370,250	497,943	264,456	396,916	1,529,565
Interest expense on RMBS repurchase agreements (1)	2,380	-	-	-	2,380
Interest expense on securitized debt (1)	57,546	80,446	58,620	178,391	375,003
Total	$2,088,737	$578,389	$323,076	$575,307	$3,565,509
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

Capital Requirements

At December 31, 2014 and 2013, we had no material commitments for capital expenditures.

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

Based on our calculations, as of December 31, 2014 and 2013, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

While we disagree that the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to credit risk, interest rate risk, prepayment risk, market value risk and real estate risk. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. See additional discussion of market risk in Item 1a, “Risk Factors”.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally repurchase agreements, warehouse facilities and securitization/re-securitization vehicles. Our repurchase agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We intend to mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, and futures.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency RMBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2014 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

December 31, 2014
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	(27.45%)	(0.59%)
-50 Basis Points	(3.99%)	(0.04%)
Base Interest Rate	-	-
+50 Basis Points	9.39%	(0.50%)
+100 Basis Points	7.21%	(1.40%)
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

Real Estate Market Risk

We own assets secured by real property and may own real property directly in the future. Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors, natural disasters, acts of God; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to incur losses.

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage risk by:

●	monitoring and adjusting, if necessary, the reset index and interest rate related to our RMBS and our financings;
●	attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;
●	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our investments and our borrowings;
●	using securitization financing to lower average cost of funds or create non-recourse financing for an extended period of time relative to other financing vehicles; and
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2014. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2014

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,506,046	$1,790,592	$664,916	$22,502,633	$26,464,187
Cash equivalents	164,620	-	-	-	164,620
Total rate sensitive assets	1,670,666	1,790,592	664,916	22,502,633	26,628,807

Rate sensitive liabilities	7,140,345	3,149,192	22,386	-	10,311,923
Interest rate sensitivity gap	$(5,469,679)	$(1,358,600)	$642,530	$22,502,633	$16,316,884

Cumulative rate sensitivity gap	$(5,469,679)	$(6,828,279)	$(6,185,749)	$16,316,884
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	-21%	-26%	-23%	61%

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages beginning on F-1 of this 2014 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this 2014 annual report. As described below, management has identified a material weakness in a component of our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of this material weakness and the evaluation that we have performed, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2014.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, our management concluded that internal control over financial reporting and disclosure were not effective as of December 31, 2014 due to the material weakness in internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2013, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). All but one of these material weaknesses have been remediated and remediation efforts for the one remaining material weakness is nearly completed as described below.

Material Weaknesses Remediated During 2014

Management has remediated the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

●	Weaknesses:

●
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

o	There was inadequate or delayed evidence of independent validation of calculations used in significant accounting estimates to ensure the accounting policies were appropriately implemented.

o	There was inadequate or delayed evidence of review of the schedules supporting the amounts and disclosures in the consolidated financial statements.

●	Remediation:

To remediate the material weaknesses regarding review and approval controls, the Company greatly enhanced its detailed and analytical review of financial information used in its financial statements and disclosures. Specifically, review procedures are identified and documented and in 2014, the Company utilized a document management system to monitor critical files, edits to these files as well as approval of the files. The Company also made certain enhancements to its general ledger to better control approvals and access. Based on the foregoing, we believe the previously identified material weakness for review and approval controls has been remediated.

Management has identified the following un-remediated material weakness in our internal control over financial reporting as of December 31, 2014:

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
Status of Remediation Efforts for Remaining Material Weakness
The Company selected and is implementing a portfolio accounting system that performs complex calculations required for financial reporting purposes. The system is expected to improve the Company’s control environment and eliminates the need for many spreadsheets utilized to manage portfolio data and financial reporting information. The system will have proper data validation, access controls and audit trails to improve controls over portfolio accounting information. The system is expected to be operational and effective in 2015.

Due to the one remaining material weakness described above management has concluded that we did not maintain an effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

Management is committed to the ongoing remediation efforts to address the remaining material weakness as well as other identified areas of risk. These remediation efforts, summarized above, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment.

Although one material weakness remains, our management has concluded that significant changes to the control environment and related processes have occurred and that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following are our directors and officers as of February 28, 2015. We have three classes of directors. Our class I directors serve until our annual meeting of stockholders in 2017. Our class II directors serve until our annual meeting of stockholders in 2015. Our class III directors serve until our annual meeting of stockholders in 2016. Set forth below are the names and certain information on each of our directors.

Class I Directors

Paul Donlin, age 53, was appointed as one of our Class I Directors and our Nonexecutive Chairman of the Board of Directors on November 15, 2007. Mr. Donlin left Citigroup in 2007, after a career that spanned 21 years. For the previous 10 years at Citigroup, Mr. Donlin was in the securitization business, with his most recent position being the Head of Global Securitization in the Global Securitized Markets Business within Fixed Income. Earlier in his career at Citigroup, Mr. Donlin managed the Structured Finance and Advisory Unit of Citigroup’s Private Bank. None of the corporations or organization that has employed Mr. Donlin during the past five years is a parent, subsidiary or other affiliate of us. Mr. Donlin has an M.B.A. from Harvard University and a Bachelor’s Degree from Georgetown University.

The Board believes that Mr. Donlin’s qualifications include, among other things, his significant experience in the residential mortgage-backed securities market from his years of management and oversight of securitization activities and his expertise in financial matters.

Mark Abrams, age 66, was appointed as one of our Class I Directors on November 15, 2007. Mr. Abrams served as Chief Investment Officer of the Presidential Life Insurance Company from November 2003 to December 2012 and as Executive Vice President from 2005 to December 2012. He was Senior Vice President of the Presidential Life Insurance Company from 2001 to 2005, and before that, Mr. Abrams served as Vice President of the Presidential Life Insurance Company since October 1994. None of the corporations or organizations that have employed Mr. Abrams during the past five years is a parent, subsidiary or other affiliate of us. Mr. Abrams has a Bachelor’s Degree from Hobart College.

The Board believes that Mr. Abrams’s qualifications include, among other things, his experience as a chief investment officer and his prior executive experience with other companies.

Gerard Creagh, age 56, was appointed as one of our Class I Directors effective as of April 1, 2010 to fill a newly created directorship on the Board of Directors. Since May 2011, Mr. Creagh has served as a Managing Partner at CVC Advisers LLC, a financial consulting firm. From September 2005 through April 2010, Mr. Creagh served as the President and a member of the Board of Directors of Duff & Phelps Corporation. From September 2005 to September 2007, Mr. Creagh served as President of Duff & Phelps Acquisitions, LLC. Prior to its merger with Duff & Phelps in September 2005, Mr. Creagh served as executive managing director of Standard & Poor’s Corporate Value Consulting practice. Mr. Creagh joined Standard & Poor’s from PricewaterhouseCoopers, where he held the position of North American Valuation Services practice leader. Mr. Creagh previously served as the U.S. leader for the Valuation Practice of Coopers & Lybrand. None of the corporations or organizations that have employed Mr. Creagh during the past five years is a parent, subsidiary or other affiliate of us. Mr. Creagh has a Bachelor’s Degree and Master’s Degree in mechanical engineering from Manhattan College and has an M.B.A. in finance from New York University’s Leonard N. Stern School of Business.

The Board believes that Mr. Creagh’s qualifications include, among other things, his experience in the oversight of risk management policies and procedures, his significant background as a lead corporate executive and his prior board experience with other companies.

Class II Directors

Paul A. Keenan, age 48, was appointed as one of our Class II Directors on November 15, 2007. Mr. Keenan has been a partner in the law firm of Kelley Drye and Warren LLP since 2002 and specializes in real estate finance. None of the corporations or organizations that have employed Mr. Keenan during the past five years is a parent, subsidiary or other affiliate of us. Mr. Keenan has a J.D. from Seton Hall University and a Bachelor’s Degree from Rutgers, the State University of New Jersey.

The Board believes that Mr. Keenan’s qualifications include, among other things, his experience as a law firm partner specializing in real estate finance and his knowledge of the real estate finance industry.

Dennis M. Mahoney, age 73, was appointed as one of our Class II Directors effective as of April 1, 2010 to fill a newly created directorship on the Board of Directors. Before retiring in 2007, Mr. Mahoney was Senior Vice President of Columbia Bank and was responsible for the development and expansion of alternative investment products. Prior to joining Columbia Bank in 1994, Mr. Mahoney was Executive Vice President and Chief Operating Officer of First Atlantic Savings. Mr. Mahoney joined First Atlantic Savings in 1988 from Carteret Savings Bank where he was Executive Vice President, Treasurer. None of the corporations or organizations that have employed Mr. Mahoney during the past five years is a parent, subsidiary or other affiliate of us. Mr. Mahoney received a Bachelor’s Degree in Economics and Business Administration from Roanoke College.

The Board believes that Mr. Mahoney’s qualifications include, among other things, his significant knowledge of the banking and investment industry and his experience as an executive in the financial services industry.

Class III Directors

Matthew Lambiase, age 48, has served as our President and Chief Executive Officer, and one of our directors since August 2007. He joined our Manager and its parent, Annaly Capital Management, Inc., (“Annaly”) in June 2004 and is a Managing Director. Before joining these companies, Mr. Lambiase was a Director in Fixed Income Sales at Nomura Securities International, Inc. Over his 11 year employment at Nomura, Mr. Lambiase was responsible for the distribution of commercial and residential mortgage-backed securities to a wide variety of institutional investors. Mr. Lambiase also held positions at Bear, Stearns & Company as Vice President in Institutional Fixed Income Sales and as a mortgage analyst in the Financial Analytics and Structured Transaction Group. Mr. Lambiase has been during the past five years and is currently employed at Annaly and our Manager. Mr. Lambiase has a Bachelor’s Degree in Economics from the University of Dayton.

The Board believes that Mr. Lambiase’s qualifications include, among other things, his significant industry knowledge and experience and his current position as our Chief Executive Officer and President provides him with knowledge of our long term strategy and operations.

John P. Reilly, age 66, was appointed as one of our Class III Directors effective as of April 1, 2010 to fill a newly created directorship on the Board of Directors. Mr. Reilly co-founded and until June 2014 was President and Chief Executive Officer of Keltic Financial Services, LLC (“Keltic”), a finance company providing asset based loans to medium size companies. Upon the acquisition of Keltic by Ares Management, L.P. (“Ares”), Mr. Reilly became a Partner in the Direct Lending Group of Ares. Prior to founding Keltic Financial Services, LLC, in 1999, Mr. Reilly spent 22 years at Citicorp in various senior executive positions in the Leverage Lending, Capital Markets, Corporate Finance and Private Banking Businesses. Since 2001, Mr. Reilly has served as a director of Scan Source, Inc. None of the corporations or organizations that have employed Mr. Reilly during the past five years is a parent, subsidiary or other affiliate of us. Mr. Reilly has an M.B.A. from Fairleigh Dickinson University, Teaneck, New Jersey, and a Bachelor’s Degree from King’s College, Wilkes-Barre, Pennsylvania.

The Board believes that Mr. Reilly’s qualifications include, among other things, his knowledge of the finance industry and prior experience as a director of another company.

Executive Officers

The following sets forth certain information with respect to our current executive officers:

Name	Age	Position Held with Us
Matthew Lambiase	48	Chief Executive Officer, President and Director
Robert Colligan	43	Chief Financial Officer and Secretary
Mohit Marria	37	Chief Investment Officer
William B. Dyer	68	Head of Underwriting

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

Mohit Marria is our Chief Investment Officer. Mr. Marria joined FIDAC in August 2005 and is a Managing Director. While at FIDAC, Mr. Marria has had responsibility for the development and implementation of Chimera’s trading strategies in residential mortgage-backed securities, residential mortgage loans and its derivatives portfolio. He has been a member of the investment team since Chimera’s inception. Mr. Marria joined FIDAC from American International Group (AIG). Prior to working at AIG, Mr. Marria worked at Metropolitan Life Insurance Company. Mr. Marria earned a Bachelor’s Degree in Finance and an M.B.A., each from the Rutgers University.

William B. Dyer is our Head of Underwriting. Mr. Dyer joined FIDAC in August 2007 and is a Director. Before joining FIDAC, Mr. Dyer was Vice President, Credit Risk Management for PHH Mortgage Corporation from 1997 where his responsibilities included supervision of the Credit Solutions Department. Mr. Dyer was Vice President at the Fixed-Income Division of Nomura Asset Capital Corporation from 1994 to 1997, where he managed deal-related activities critical for the securitization or sale of the mortgage loans. Mr. Dyer has an M.B.A. from St. John’s University and a Bachelor’s Degree from St. Francis College.

Corporate Governance

We believe that we have implemented applicable corporate governance policies and observe good corporate governance procedures and practices. We have adopted a number of written policies, including corporate governance guidelines, code of business conduct and ethics, and charters for our audit committee, compensation committee, risk committee and nominating and corporate governance committee.

Board Oversight of Risk

The Board of Directors is responsible for overseeing our risk management practices and committees of the Board of Directors assist it in fulfilling this responsibility. The Board of Directors established the risk committee, which is comprised solely of non-management directors, to assist the board in the oversight of our risk governance structure; our risk management and risk assessment guidelines and policies regarding market, credit and liquidity and funding risk; our risk tolerance, including risk tolerance levels and capital targets and limits; and our capital, liquidity, and funding.

As required by its charter, the audit committee has oversight for certain aspects of risk management, including review of enterprise risks, as well as, in coordination with the risk committee, guidelines and policies that govern the process for risk assessment and risk management. At least annually, the audit committee reviews with management our risk management program which identifies and quantifies a broad spectrum of enterprise-wide risks and related action plans. In 2014, our full Board of Directors participated in this review and discussion and expects to continue this practice as part of its role in the oversight of our risk management practices. In addition, our Manager’s employees report to the audit committee on various matters related to our risk exposures on a regular basis or more frequently if appropriate. At their discretion, members of the Board of Directors may also directly contact management to review and discuss any risk-related or other concerns that may arise between regular meetings.

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

Independence of Our Directors

New York Stock Exchange rules require that at least a majority of our directors be independent of our company and management. The rules also require that our Board of Directors affirmatively determine that there are no material relationships between a director and us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) before such director can be deemed independent. We have adopted independence standards consistent with New York Stock Exchange rules. Our Board of Directors has reviewed both direct and indirect transactions and relationships that each of our directors had or maintained with us and our management. Our Board of Directors, based upon the fact that none of our independent directors have any material relationships with us other than as directors and holders of our common stock, affirmatively determined that six of our directors are independent directors under New York Stock Exchange rules. Our independent directors are Mark Abrams, Gerard Creagh, Paul Donlin, Paul A. Keenan, Dennis M. Mahoney and John P. Reilly. Matthew Lambiase is not considered independent because he is an employee of our Manager. In determining that Mr. Keenan qualifies as an independent director under the NYSE listing standards, the Board took into consideration in making its determination that Mr. Keenan is a partner at the law firm Kelley Drye & Warren LLP (“Kelley Drye”). Kelley Drye acted as counsel to Annaly Commercial Real Estate Group, Inc., which is a wholly owned subsidiary of Annaly Capital Management, Inc. (“Annaly”), on certain commercial real estate transactions. Annaly is also the sole owner of our Manager. In connection with making its determination, the Board specifically noted that the amount of fees paid to Kelley Drye in each of those years did not exceed the specific thresholds for impacting independence set forth in the NYSE listing standards.

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

Board Committees and Charters

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which sets forth the basic principles and guidelines for resolving various legal and ethical questions that may arise in the workplace and in the conduct of our business. This code is applicable to all our directors, officers, as well as all employees of our Manager. This Code of Business Conduct and Ethics is publicly available on our website at www.chimerareit.com. If we make substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we intend to disclose these events on our website.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines which, in conjunction with the charters and key practices of our board committees, provide the framework for the governance of our company.

Other Charters

Our compensation committee, audit committee, risk committee and nominating and corporate governance committee have also adopted written charters which govern their conduct.

Where You Can Find Our Corporate Governance Documents

Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Compensation Committee Charter, Audit Committee Charter, Risk Committee Charter, and Nominating and Corporate Governance Committee Charter are available on our website (www.chimerareit.com). We will provide copies of these documents free of charge to any stockholder who sends a written request to Investor Relations, Chimera Investment Corporation, 1211 Avenue of the Americas, New York, New York 10036.

Hedging Policy

We have a policy prohibiting all directors, officers and all employees of our subsidiaries as well as our Manager from engaging in any hedging transactions with respect to our equity securities held by them, which includes the purchase of any financial instrument (including forward contracts and zero cost collars) designed to hedge or offset any decrease in the market value of such equity securities.

Compensation Committee

Our Board of Directors has established a compensation committee, which is composed of Messrs. Creagh, Keenan, and Reilly. Mr. Keenan chairs the compensation committee, whose principal functions are to:

●	evaluate the performance of our officers;
●	evaluate the performance of our Manager;
●	review the compensation and fees payable to our Manager under our management agreement;
●	recommend to the Board of Directors the compensation for our independent directors; and
●	administer the issuance of any securities under our equity incentive plan to our executives or the employees of our Manager.

Our Board of Directors has determined that all of the directors serving on the compensation committee are independent members of the compensation committee under the current NYSE independence requirements and SEC rules.

For additional information on the compensation committee, please see “Compensation Committee Report” below.

Audit Committee

Our Board of Directors has established an audit committee, which is composed of Messrs. Abrams, Creagh, and Mahoney. Mr. Mahoney chairs the audit committee as our Board of Directors has determined that Mr. Mahoney is an audit committee financial expert, as that term is defined by the SEC. Each of the members of the audit committee is “financially literate” under the rules of the NYSE. The committee assists the board in overseeing:

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

Nominating and Corporate Governance Committee

Our Board of Directors has established a nominating and corporate governance committee, which is composed of Messrs. Donlin, Keenan and Reilly. Mr. Donlin chairs the nominating and corporate governance committee, which is responsible for seeking, considering and recommending to the full Board of Directors qualified candidates for election as directors and recommending a slate of nominees for election as directors at the annual meeting of stockholders. It also periodically prepares and submits to the board for adoption the nominating and corporate governance committee’s selection criteria for director nominees. It reviews and makes recommendations on matters involving general operation of the board and our corporate governance, and annually recommends to the board nominees for each committee of the board. In addition, the nominating and corporate governance committee annually facilitates the assessment of the Board of Directors’ performance as a whole and of the individual directors and reports thereon to the board.

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

Risk Committee

Our Board of Directors has established a risk committee, which is composed of Messrs. Abrams, Donlin, and Mahoney. Mr. Abrams chairs the risk committee. Our Board of Directors has determined that each member of the risk committee is an independent director within the meaning of the rules of the New York Stock Exchange. The risk committee assists the board in the oversight of our risk governance structure; our risk management and risk assessment guidelines and policies regarding market, credit and liquidity and funding risk; our risk tolerance, including risk tolerance levels and capital targets and limits; and our capital, liquidity, and funding.

Board and Committee Meetings

Our Board of Directors held thirteen meetings in 2014. During 2014, the compensation committee held two meetings, the audit committee held eleven meetings, the nominating and corporate governance committee held one meeting and the risk committee held one meeting. Each director attended at least 75% of the aggregate number of meetings held by our Board of Directors during the portion of the last fiscal year for which he was a director. Each director attended at least 75% of the aggregate number of meetings of all committees of the Board of Directors on which the director served during the portion of the last fiscal year for which he was a committee member.

Meetings of Non-Management Directors

Our corporate governance guidelines require that the board have at least two regularly scheduled meetings each year for our non-management directors. These meetings, which are designed to promote unfettered discussions among our non-management directors, are presided over by Paul Donlin or Mark Abrams. During 2014, our non-management directors had two meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that based solely upon our review of copies of forms we have received or written representations from reporting persons, during the fiscal year ended December 31, 2014, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to our officers, directors and beneficial owners of more than ten percent of our common stock were complied with on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for the individuals as required under item 402(a)(3) of Regulation S-K (“named executive officers”) and our executive officers generally. Our named executive officers who were serving as our executive officers at December 31, 2014 are Matthew Lambiase, our Chief Executive Officer (CEO), President and a Director and Robert Colligan, our Chief Financial Officer (CFO).

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

Consideration of “Say on Pay” Voting Results

The Compensation Committee considered the results of the advisory stockholder “say on pay vote” at our 2014 annual meeting of stockholders in making equity-based compensation decisions for 2014. Because 94% of our stockholders approved our advisory “say on pay vote” at our 2014 annual meeting of stockholders, the compensation committee believes that stockholders support our compensation policies. Therefore, the compensation committee continued to apply the same principles with regard to executive compensation in 2015. We will conduct a “say on pay vote” at our next annual meeting of stockholders.

Compensation Policies and Practices as They Relate to Risk Management

We did not pay any compensation of any sort to our named executive officers and did not have any employees during the year ended December 31, 2014 and, therefore, our compensation policies and practices are not reasonably likely to have a material adverse effect on us. We pay our Manager a management fee that is a percentage of our stockholders’ equity. This management fee is not tied to our performance and, as a result, we believe this management fee is not reasonably likely to have a material adverse effect on us. We have designed our compensation policies and practices and the incentives established by the policies and practices, as such policies and practices relate to or affect risk taking by our Manager on our behalf, in a manner that we believe will not cause our Manager to seek to make higher risk investments as the compensation payable to our Manager avoids placing undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, to achieve higher management fees. We have designed our compensation policy in an effort to provide the proper incentives to our Manager’s employees to maximize our performance in order to serve the best interests of our stockholders. Our Board of Directors monitors our compensation policies and practices to determine whether its risk management objectives are being met with respect to incentivizing our Manager’s employees.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Paul A. Keenan, Chair
Gerard Creagh
John P. Reilly

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised solely of the following independent directors: Messrs. Keenan (Chair), Creagh, and Reilly. None of them is serving or has served as an officer or employee of us or any affiliate or has any other business relationship or affiliation with us, except his service as a director.

Summary Compensation Table

We do not provide any of our executive officers with any cash compensation or bonus. Nor do we provide any executive officers with pension benefits or nonqualified deferred compensation plans. We did not grant any shares of restricted stock or other equity awards to our named executive officers during the year ended December 31, 2014. We have not entered into any employment agreements with any persons, and are not obligated to make any cash payments upon termination of employment or a change in control of us. We did not pay any compensation to our named executive officers during the three year period ended December 31, 2014.

Grants of Plan Based Awards in 2014

We did not grant any shares of restricted stock, options or other incentive compensation to our named executive officers during the year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding equity awards of our named executive officers as of the end of 2014.

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested($)(2)
Matthew Lambiase	27,000	$85,860
Robert Colligan	-	$-

• The columns for “Option Awards” have been omitted because they are not applicable.

(1) Reflects a restricted stock award granted to the named executive officer on January 2, 2008, which vests in equal installments on the first business day of each fiscal quarter over a period of 10 years beginning January 2, 2008.
(2) Reflects fair value of unvested shares using December 31, 2014 closing price of $3.18.

Options Exercised and Stock Vested

The following table sets forth certain information with respect to our named executive officers regarding stock vested during the calendar year 2014.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Matthew Lambiase	9,000	$28,035
Robert Colligan	-	$-
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

Potential Post-Employment Payments and Payments on a Change in Control

None of our named executives has the right to terminate employment and receive severance payments from us and we are not required to make payments to an executive upon a change of control of us. However, all unvested shares of restricted stock we have granted under our equity incentive plan will vest immediately upon the executive’s death. The following table presents the potential value our named executive officers would be entitled to in connection with such vesting and assumes that the triggering event took place on December 31, 2014.

Name	Benefit	Termination with Cause or Voluntary Termination	Termination without Cause or for Good Reason	Death or Disability (1)	Other Post Employment Obligations
Matthew Lambiase	Stock vesting	$-	$-	$85,860	$-
Robert Colligan	Stock vesting	$-	$-	$0	$-

(1) We have valued the benefit based on the potential gain executives would have realized if the restricted stock had vested on December 31, 2014.

Director Compensation

We compensate only those directors who are independent under the NYSE listing standards. Any member of our Board of Directors who is also an employee of our Manager is not considered independent under the NYSE listing standards and does not receive additional compensation for serving on our Board of Directors.
During 2014, our Compensation Committee, together with FPL Associates L.P., a nationally-recognized compensation consulting firm (“FPL”), reviewed the components of the compensation arrangements offered to our independent directors. As part of this process, our Compensation Committee considered, among other things, the duties and responsibilities associated with their positions and emerging trends and best practices in director compensation.

Based upon the recommendations of FPL and our Compensation Committees review of FPL’s analysis, our Compensation Committee determined to leave unchanged the compensation arrangements offered to our independent directors, which are: (i) a cash retainer of $70,000 (which the independent directors may elect to receive shares of our common stock in lieu of cash), (ii) an annual equity grant of $70,000, (iii) a Board of Directors Chairperson retainer of $20,000, (iv) an Audit Committee Chairperson retainer of $15,000 (v) a retainer of $10,000 for each Chairperson of additional committee.

We reimburse our directors for their travel expenses incurred in connection with their attendance at full board and committee meetings. Our independent directors are eligible to receive restricted common stock, option and other stock-based awards under our equity incentive plan. We have also adopted a stock ownership guideline for our non-management directors that specifies that each non-management director should strive to own an amount of our common stock which is three times their annual cash retainer.

The Compensation Committee will, on an ongoing basis, continue to examine and assess our director compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices and total stockholder returns, and will make modifications to the compensation programs, as deemed appropriate.

The table below summarizes the compensation paid by us to our independent directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
Mark Abrams	$80,000	$70,000	$-	$-	$-	$-	$150,000
Gerard Creagh (1)	$-	$140,000	$-	$-	$-	$-	$140,000
Paul Donlin (1)	$-	$170,000	$-	$-	$-	$-	$170,000
Paul A. Keenan (1)	$-	$150,000	$-	$-	$-	$-	$150,000
Dennis M. Mahoney	$85,000	$70,000	$-	$-	$-	$-	$155,000
John P. Reilly (1)	$-	$140,000	$-	$-	$-	$-	$140,000

(1) Elected to receive common stock in lieu of cash payment for Board of Director fees earned during 2014.
(2) For amounts under the column “Stock Awards,” we disclose the expenses associated with the award measured in dollars and calculated in accordance with FASB ASC Topic 718 – Compensation – Stock Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 28, 2015 relating to the beneficial ownership of our common stock by (i) all persons that we know beneficially own more than 5% of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all of our executive officers and directors as a group. Knowledge of the beneficial ownership of our common stock is drawn from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, as amended. Except as otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 1211 Avenue of the Americas, New York, New York 10036.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Matthew Lambiase(1)	625,000	*
Robert Colligan(2)	225,440	*
Mark Abrams(3)	133,117	*
Gerard Creagh(4)	270,339	*
Paul Donlin(5)	705,342	*
Paul A. Keenan(6)	231,833	*
Dennis M. Mahoney(7)	102,392	*
John P. Reilly(8)	173,098	*
All Directors and Officers As a Group	2,869,303	*
Leon G. Cooperman(9)	64,362,201	6.3%
BlackRock, Inc.(10)	61,575,112	6.0%
The Vanguard Group(11)	59,318,723	5.8%

* Less than 1 percent.

(1)
Mr. Lambiase, our Chief Executive Officer, President and one of our directors, is the beneficial owner of 90,000 shares of restricted common stock issued under our equity incentive plan which vests in equal installments on the first business day of each fiscal quarter over a period of ten years beginning on January 2, 2008. Includes 65,250 shares of restricted common stock that have vested as of February 28, 2015; 2,250 shares of restricted common stock that will vest within 60 days after February 28, 2015; and 22,250 shares which vest more than 60 days after February 28, 2015. Includes 43,000 shares of common stock held by Mr. Lambiase in a 401(k) plan.

(2)
Mr. Colligan, our Chief Financial Officer and Secretary, is the beneficial owner of 195,440 shares of restricted common stock issued under our equity incentive plan on February 2, 2015 which vest in three equal installments on February 2, 2015, 2016, and 2017. 64,495 of these shares have fully vested as of February 28, 2015.

(3)	Mr. Abrams is one of our directors.

(4)	Mr. Creagh is one of our directors.

(5)	Mr. Donlin is one of our directors. Includes 20,000 shares of common stock held by Mr. Donlin in a Family Trust.

(6)	Mr. Keenan is one of our directors.

(7)	Mr. Mahoney is one of our directors.

(8)	Mr. Reilly is one of our directors. Includes 14,500 shares of common stock held by members of Mr. Reilly’s immediate family.

(9)
Leon G. Cooperman, 11431 W. Palmetto Park Road, Boca Raton, FL 33428, for himself or control person of certain named funds of which he may be deemed the beneficial owner (“Mr. Cooperman”), filed a Schedule 13G on January 23, 2015 reporting, as of December 31, 2014, beneficially owning 64,362,201 shares of common stock with the sole power to vote or to direct the vote of 47,829,845 shares of common stock, the shared power to vote or to direct the vote of 16,532,356 shares of common stock, the sole power to dispose or to direct the disposition of 47,829,845 shares of common stock and the shared power to dispose or to direct the disposition of 16,532,356 shares of common stock. This information is based solely on information contained in a Schedule 13G filed by Mr. Cooperman.

(10)
BlackRock, Inc., 55 East 52nd Street, New York, NY 10022, as a parent holding company or control person of certain named funds (“BlackRock”), filed a Schedule 13G on January 30, 2015 reporting, as of December 31, 2014, beneficially owning 61,575,112 shares of common stock with the sole power to vote or to direct the vote of 58,252,549 shares of common stock, the shared power to vote or to direct the vote of zero shares of common stock, the sole power to dispose or to direct the disposition of 61,575,112 shares of common stock and the shared power to dispose or to direct the disposition of zero shares of common stock. This information is based solely on information contained in a Schedule 13G filed by Blackrock.

(11)
The Vanguard Group, Inc., 100 Vanguard Blvd., Malvern, PA 19355, as a parent holding company or control person of certain named funds (“Vanguard”), filed a Schedule 13G on February 11, 2015 reporting, as of December 31, 2014, beneficially owning 59,318,723 shares of common stock with the sole power to vote or to direct the vote of 680,658 shares of common stock, the shared power to vote or to direct the vote of zero shares of common stock, the sole power to dispose or to direct the disposition of 58,720,665 shares of common stock and the shared power to dispose or to direct the disposition of 598,058 shares of common stock. This information is based solely on information contained in a Schedule 13G filed by Vanguard.

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted an equity incentive plan to provide incentives to our independent directors, employees of our Manager and its affiliates, and other service providers to stimulate their efforts toward our continued success, long-term growth and profitability and to attract, reward and retain personnel.

The following table provides information as of December 31, 2014, concerning shares of our common stock authorized for issuance under our existing equity incentive plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	-	-	38,164,674
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	-	-	38,164,674

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

On August 8, 2014, the management agreement was amended and restated. Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity. In addition, in 2014, our Manager agreed to pay us a one-time payment of approximately $24 million to resolve issues raised in derivative demand letters sent to Chimera’s Board of Directors. This amount equals a base management fee equal to 0.75% per annum of gross stockholders’ equity as if it were in effect from January 1, 2012 through November 27, 2012. This payment was received during 2014.

The agreement provides for a two year term ending August 7, 2016 and may be automatically renewed for two year terms at each anniversary date unless at least two-thirds of the independent directors or the holders of a majority of the outstanding shares of common stock (other than those held by Annaly Capital Management, Inc. (the parent of our Manager or "Annaly")) elects not to renew the agreement in their sole discretion and for any or no reason. Unless the management agreement is terminated for “cause” or our Manager terminates the management agreement, in the event that the management agreement is terminated or not renewed, we must pay to FIDAC a termination fee equal to two times the average annual management fee, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Our Manager will continue to provide services under the management agreement for a period not less than 180 days from the date we deliver the notice not to renew the management agreement.

We may also terminate the management agreement with 30 days’ prior notice from the our Board of Directors, without payment of a termination fee, for cause or upon a change of control of Annaly or our Manager, each as defined in the management agreement. Our Manager may terminate the management agreement if we become required to register as an investment company under the Investment Company Act of 1940, as amended, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee. Our Manager may also decline to renew the management agreement by providing us with 180-days’ written notice, in which case we would not be required to pay a termination fee.

The management agreement provides that our Manager will pay all past and future expenses that the Company and/or our Audit Committee incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that our Managers obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us and/or our Audit Committee for the Evaluation, Restatement Filing and the Investigation. The amount paid by our Manager related to these expenses for the years ended December 31, 2014, 2013 and 2012 is $9 million, $7 million and $5 million.

The Company is obligated to reimburse our Manager for costs incurred on the Company’s behalf under the management agreement. In addition, the management agreement permits our Manager to require us to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that our Manager incurred in connection with operations. These expenses are allocated between our Manager and us based on the ratio of the proportion of gross assets compared to the gross assets under management by our Manager as calculated at each quarter end. Our Manager and us will modify this allocation methodology, subject to the approval of our Board of Directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to our Managers other funds and accounts). During the years ended December 31, 2014, 2013 and 2012, reimbursements to FIDAC were less than $1 million.

We paid management fees to our Manager of $33 million, $26 million and $50 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock Grants

We granted 222,894 shares of stock to our independent directors during the year ended December 31, 2014 which vested immediately. During the year ended December 31, 2014, approximately 186,600 shares of restricted stock we had awarded to our Manager’s employees during 2008 vested and 118,409 shares were forfeited. At December 31, 2014 there are approximately 197,400 unvested shares of restricted stock issued to our Manager’s employees.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap. We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services. RCap may also provide brokerage services to us from time to time. For the year ended December 31, 2014, clearing fees paid were less than $1 million.

Other Relationships

Matthew Lambiase, our President and Chief Executive Officer, one of our directors and the Managing Director of our Manager, is the son of one of Annaly’s former directors, John A. Lambiase. Annaly announced on January 30, 2014 that John A. Lambiase would not stand for re-election at Annaly’s annual meeting of shareholders on May 22, 2014 and his departure date was effective that day.

James Zurovchak is a Vice President of Annaly Management Company LLC, the external manager of Annaly. Our Manager is a wholly owned subsidiary of Annaly. Mr. Zurovchak is the son-in-law of Dennis Mahoney, one of our Directors. Mr. Zurovchak is not an executive officer of our Manager or the Company and does not report to an executive officer of the Company. Mr. Zurovchak does not work on any matters related to the Company and has no involvement in its operations.

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

Item 14.  Principal Accountant Fees and Services

Ernst & Young LLP, or Ernst & Young, was our independent registered public accounting firm for the fiscal years ending December 31, 2014 and 2013. During this time, Ernst & Young and its affiliated entities, or EY, performed accounting and auditing services for us.

Relationship with Independent Registered Public Accounting Firm

Expenses are generally accrued when services are provided. The aggregate fees billed for 2014 and 2013 for each of the following categories of services are set forth below:

Audit Fees: The aggregate fees incurred by EY for audits and reviews of our 2014 financial statements were approximately $4 million. The aggregate fees incurred by EY for the audit of the Company’s internal control over financial reporting were approximately $1 million for 2014. The aggregate fees incurred by EY for audits and reviews of our 2013 financial statements were approximately $3 million. The aggregate fees incurred by EY for the audit of the Company’s internal control over financial reporting were approximately $600 thousand for 2013.

Audit-Related Fees: No fees were billed by EY for audit-related services during 2014 or 2013.

Tax Fees: The aggregate fees billed by EY for tax services for 2014 were $82 thousand. The aggregate fees billed by EY for tax services for 2013 were $77 thousand.

All Other Fees: EY did not perform any other kinds of services for us during 2014 and 2013

The audit committee has also adopted policies and procedures for pre-approving all non-audit work performed by our independent registered public accounting firm. Specifically, the audit committee pre-approved the use of Ernst & Young for the following categories of non-audit services: merger and acquisition due diligence and audit services; tax services; internal control reviews; employee benefit plan audits; and reviews and procedures that we request Ernst & Young to undertake to provide assurance on matters not required by laws or regulations. In each case, the audit committee also set a specific annual limit on the amount of such services which we would obtain from Ernst & Young, and required management to report the specific engagements to the audit committee on a quarterly basis, and also obtain specific pre-approval from the audit committee for any engagement over five percent of the total amount of revenues estimated to be paid by us to Ernst & Young during the then current fiscal year. Our audit committee approved the hiring of Ernst & Young to provide all of the services detailed above prior to Ernst & Young’s engagement. None of the services related to the Audit-Related Fees described above was approved by the audit committee pursuant to a waiver of pre-approval provisions set forth in the applicable rules of the Securities and Exchange Commission.

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
4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.1†
Amended and Restated Management Agreement between Chimera Investment Corporation and Fixed Income Discount Advisory Company (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-Q (file No. 333-145525) filed on August 11, 2014 and incorporated herein by reference)

10.2†
Form of Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.3†
Form of Restricted Common Stock Award (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.4†
Form of Stock Option Grant (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.5
Form of Master Securities Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-145525) filed on November 13, 2007 and incorporated herein by reference)

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

† Represents a management contract or compensatory plan or arrangement

** Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of the years ended December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Chimera Investment Corporation

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 2, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Chimera Investment Corporation

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Chimera Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness had been identified and included in management’s assessment.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Chimera Investment Corporation as of December 31, 2014 and 2013, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 2, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Chimera Investment Corporation has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP
New York, New York
March 2, 2015

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$164,620	$77,629
Non-Agency RMBS, at fair value	3,404,149	3,774,463
Agency RMBS, at fair value	8,441,522	1,997,578
Securitized loans held for investment, net of allowance for loan losses of $7 million and $9 million, respectively	626,112	783,484
Securitized loans held for investment, at fair value	4,699,215	-
Receivable for investments sold	1,572,056	253,541
Accrued interest receivable	71,099	32,994
Other assets	172,601	8,297
Derivatives, at fair value, net	3,631	8,095
Total assets (1)	$19,155,005	$6,936,081

Liabilities:
Repurchase agreements, RMBS ($9.3 billion and $1.7 billion pledged as collateral, respectively)	$8,455,381	$1,658,561
Securitized debt, collateralized by Non-Agency RMBS ($2.5 billion and $3.0 billion pledged as collateral, respectively)	704,915	933,732
Securitized debt, collateralized by loans held for investment ($626 million and $763 million pledged as collateral, respectively)	521,997	669,981
Securitized debt at fair value, collateralized by loans held for investment ($4.7 billion and $0 pledged as collateral, respectively)	3,868,366	-
Payable for investments purchased	1,845,282	-
Accrued interest payable	31,888	6,675
Dividends payable	92,483	297,904
Accounts payable and other liabilities	2,469	1,861
Investment management fees and expenses payable to affiliate	10,357	5,658
Derivatives, at fair value	14,177	30,199
Total liabilities (1)	15,547,315	3,604,571

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 1,500,000,000 shares authorized, 1,027,730,722 and 1,027,626,237 shares issued and outstanding, respectively	10,275	10,272
Additional paid-in-capital	3,606,191	3,605,241
Accumulated other comprehensive income	1,046,680	990,803
Accumulated deficit	(1,055,456)	(1,274,806)
Total stockholders' equity	$3,607,690	$3,331,510
Total liabilities and stockholders' equity	$19,155,005	$6,936,081

(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities ("VIEs") that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corp.). As of December 31, 2014 and 2013, total assets of the consolidated VIEs were $7,924,232 and $3,788,762, respectively, and total liabilities of the consolidated VIEs were $5,111,348 and $1,608,991, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Year Ended
Net Interest Income:	December 31, 2014	December 31, 2013	December 31, 2012
Interest income (1)	$687,795	$511,783	$589,440
Interest expense (2)	147,785	101,999	126,558
Net interest income	540,010	409,784	462,882

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(8,713)	(4,356)	(47,632)
Portion of loss recognized in other comprehensive income	(55,279)	(40,811)	(84,618)
Net other-than-temporary credit impairment losses	(63,992)	(45,167)	(132,250)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(103,496)	34,369	(9,473)
Net realized gains (losses) on derivatives	(82,852)	(7,713)	(20,223)
Net gains (losses) on derivatives	(186,348)	26,656	(29,696)
Net unrealized gains (losses) on financial instruments at fair value	193,534	(44,277)	833
Net realized gains (losses) on sales of investments	91,709	68,107	85,166
Gain on deconsolidation	47,846	-	-
Loss on Extinguishment of Debt	(2,184)	-	-
Realized losses on principal write-downs of Non-Agency RMBS	-	(18,316)	-
Total other gains (losses)	144,557	32,170	56,303

Other expenses:
Management fees	32,514	25,952	49,525
Expense recoveries from Manager	(8,936)	(6,788)	(4,712)
Net management fees	23,578	19,164	44,813
Provision for loan losses, net	(232)	(1,799)	368
General and administrative expenses	31,805	16,734	13,986
Other (income) expense	(23,783)	-	-
Total other expenses	31,368	34,099	59,167
Income before income taxes	589,207	362,688	327,768
Income taxes	2	2	1
Net income	$589,205	$362,686	$327,767

Net income per share available to common shareholders:
Basic	$0.57	$0.35	$0.32
Diluted	$0.57	$0.35	$0.32

Weighted average number of common shares outstanding:
Basic	1,027,250,475	1,027,094,379	1,026,831,033
Diluted	1,027,543,847	1,027,570,343	1,027,499,255

Comprehensive income:
Net income	$589,205	$362,686	$327,767
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	134,113	23,807	509,399
Reclassification adjustment for net losses included in net income for other-than- temporary credit impairment losses	63,992	45,167	132,250
Reclassification adjustment for net realized losses (gains) included in net income	(94,382)	(68,107)	(85,166)
Reclassification adjustment for gain on deconsolidation included in net income	(47,846)	-	-
Other comprehensive income	55,877	867	556,483
Comprehensive income	$645,082	$363,553	$884,250

(1) Includes interest income of consolidated VIEs of $428,992, $371,559 and $417,351 for the years ended December 31, 2014, 2013 and 2012 respectively. See Note 8 for further discussion.
(2) Includes interest expense of consolidated VIEs of $119,103, $95,229 and $115,880 for the years ended December 31, 2014, 2013 and 2012 respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2011	$10,267	$3,603,739	$433,453	$(999,840)	$3,047,619
Net income	-	-	-	327,767	327,767
Unrealized gains (losses) on available-for-sale securities, net	-	-	509,399	-	509,399
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	-	-	132,250	-	132,250
Reclassification adjustment for net realized losses (gains) included in net income	-	-	(85,166)	-	(85,166)
Proceeds from direct purchase and dividend reinvestment	1	116	-	-	117
Proceeds from stock grants	-	699	-	-	699
Common dividends declared, $0.38 per share	-	-	-	(390,206)	(390,206)
Balance, December 31, 2012	$10,268	$3,604,554	$989,936	$(1,062,279)	$3,542,479
Net income	-	-	-	362,686	362,686
Unrealized gains (losses) on available-for-sale securities, net	-	-	23,807	-	23,807
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	-	-	45,167	-	45,167
Reclassification adjustment for net realized losses (gains) included in net income	-	-	(68,107)	-	(68,107)
Proceeds from stock grants	4	687	-	-	691
Common dividends declared, $0.56 per share	-	-	-	(575,213)	(575,213)
Balance, December 31, 2013	$10,272	$3,605,241	$990,803	$(1,274,806)	$3,331,510
Net income	-	-	-	589,205	589,205
Unrealized gains (losses) on available-for-sale securities, net	-	-	134,113	-	134,113
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	-	-	63,992	-	63,992
Reclassification adjustment for net realized losses (gains) included in net income	-	-	(94,382)	-	(94,382)
Reclassification adjustment for gain on deconsolidation included in net income	-	-	(47,846)	-	(47,846)
Proceeds from stock grants	3	950	-	-	953
Common dividends declared, $0.36 per share	-	-	-	(369,855)	(369,855)
Balance, December 31, 2014	$10,275	$3,606,191	$1,046,680	$(1,055,456)	$3,607,690

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities:
Net income	$589,205	$362,686	$327,767
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(72,569)	(80,586)	(67,262)
Amortization of deferred financing costs	2,607	5,690	8,546
Accretion (amortization) of securitized debt discounts/premiums, net	8,945	11,981	6,985
Net unrealized losses (gains) on derivatives	103,496	(34,369)	9,473
Net realized losses (gains) on option contracts settled	1,246	-	-
Proceeds (payments) for derivative sales and settlements	(6,923)	-	-
Margin (paid) received on derivatives	(186,462)	-	-
Net unrealized losses (gains) on financial instruments at fair value	(193,534)	44,277	(833)
Net realized losses (gains) on sales of investments	(91,709)	(68,107)	(85,166)
Realized losses on principal write-downs of Non-Agency RMBS	-	18,316	-
Gain on deconsolidation	(47,846)	-	-
Net other-than-temporary credit impairment losses	63,992	45,167	132,250
Loss on extinguishment of debt	2,184	-	-
Provision for loan losses, net	(232)	(1,799)	368
Equity-based compensation expense	956	691	449
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(37,570)	6,336	9,111
Decrease (increase) in other assets	16,471	(13)	(348)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	608	691	(517)
Increase (decrease) in investment management fees and expenses payable to affiliate	4,699	(2,017)	(5,283)
Increase (decrease) in accrued interest payable, net	25,213	(4,124)	(625)
Net cash provided by (used in) operating activities	$182,777	$304,820	$334,915
Cash Flows From Investing Activities:
Agency RMBS portfolio:
Purchases	$(8,860,042)	$(2,068,870)	(2,801)
Sales	2,555,570	1,037,371	290,582
Principal payments	512,202	479,650	706,761
Non-Agency RMBS portfolio:
Purchases	(365,240)	(317,299)	(121,415)
Sales	513,030	191,437	652,768
Principal payments	323,900	475,127	516,370
Securitized loans held for investment:
Purchases	-	-	(1,531,014)
Principal payments	316,372	507,683	477,555
Acquisition of securities in consolidated VIEs	(774,350)	-	-
Net cash provided by (used in) investing activities	$(5,778,558)	$305,099	$988,806
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$27,128,227	$7,879,361	$6,826,546
Payments on repurchase agreements	(20,331,406)	(7,748,825)	(7,971,512)
Payment of deferred financing costs	-	-	(9,488)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	43,981	-	1,426,983
Payments on securitized debt borrowings, collateralized by loans held for investment	(341,313)	(499,549)	(470,788)
Proceeds from securitized debt borrowings, collateralized by Non-Agency RMBS	-	-	181,201
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(185,369)	(414,690)	(481,464)
Net proceeds from direct purchase and dividend reinvestment	-	-	367
Repurchase of securitized debt borrowings, collateralized by Non-Agency RMBS	(56,072)	-	-
Common dividends paid	(575,276)	(369,740)	(410,712)
Net cash provided by (used in) financing activities	5,682,772	(1,153,443)	(908,867)
Net increase (decrease) in cash and cash equivalents	86,991	(543,524)	414,854
Cash and cash equivalents at beginning of period	77,629	621,153	206,299
Cash and cash equivalents at end of period	$164,620	$77,629	$621,153

Supplemental disclosure of cash flow information:
Interest received	$577,123	$437,533	$530,578
Interest paid	$111,020	$88,455	$120,734
Management fees and expenses paid to affiliate	$27,815	$27,969	$54,808

Non-cash investing activities:
Receivable for investments sold	$1,572,056	$253,541	$-
Payable for investments purchased	$(1,845,282)	$-	$-
Net change in unrealized gain (loss) on available-for sale securities	$55,877	$867	$556,483

Acquisition of securities in consolidated VIEs
Securitized loans held for investment, at fair value	$4,722,825	$-	$-
Other assets	$84,830	$-	$-
Securitized debt at fair value	$4,033,304	$-	$-

Non-cash financing activities:
Common dividends declared, not yet paid	$92,483	$297,904	$92,431

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

Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.4% of the Company’s common shares as of December 31, 2014.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

(b) Statements of Financial Condition Presentation

The Company’s Consolidated Statements of Financial Condition include both the Company’s direct assets and liabilities and the assets and liabilities of consolidated securitization vehicles. Assets of each consolidated VIE can only be used to satisfy the obligations of that VIE, and the liabilities of consolidated VIEs are non-recourse to the Company.  The Company is not obligated to provide, nor does it intend to provide, any financial support to these consolidated securitization vehicles. The notes to the consolidated financial statements describe the Company’s direct assets and liabilities and the assets and liabilities of consolidated securitization vehicles.  See Note 8 for additional information related to the Company’s investments in consolidated securitization vehicles.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2014 and 2013.

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

The Company classifies its RMBS as available-for-sale, records investments at estimated fair value as described in Note 5 of these consolidated financial statements, and includes unrealized gains and losses considered to be temporary on all RMBS, excluding interest-only (“IO”) strips, in Other comprehensive income in the Consolidated Statements of Operations and Comprehensive Income.  IO strips are recorded at estimated fair value and all unrealized gains and losses are included in earnings in the Consolidated Statements of Operations and Comprehensive Income.  From time to time, as part of the overall management of its portfolio, the Company may sell any of its RMBS investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations and Comprehensive Income utilizing the average cost method.

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

Impairment

Considerations Applicable to all RMBS

When the fair value of an available-for-sale RMBS is less than its amortized cost the security is considered impaired.  On a quarterly basis the Company evaluates its securities for OTTI.  If the Company intends to sell an impaired security, or it is more-likely-than-not that the Company will be required to sell an impaired security before its anticipated recovery, then the Company must recognize an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the measurement date.  If the Company does not intend to sell an impaired security and it is not more-likely-than-not that it would be required to sell an impaired security before recovery, the Company must further evaluate the security for impairment due to credit losses. The credit component of OTTI is recognized in earnings and the remaining or non-credit component is recorded as a component of Other comprehensive income (“OCI”). Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security and subsequent recovery in fair value may not be adjusted through current earnings.  Subsequent recoveries are amortized into income over the remaining life of the security as an adjustment to yield.

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

The Company’s estimate of the amount and timing of cash flows for its RMBS is based on its review of the underlying securities or mortgage loans securing the RMBS.  The Company considers historical information available and expected future performance of the underlying securities or mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, general market assessments and dialogue with market participants.  As a result, substantial judgment is used in the Company’s analysis to determine the expected cash flows for its RMBS.

Considerations Applicable to Non-Agency RMBS of High Credit Quality

The impairment assessment for Non-Agency RMBS of High Credit Quality involves comparing the present value of the remaining cash flows expected to be collected to the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the security’s effective interest rate as calculated under ASC 310-20 (i.e., the  discount rate implicit in the security as of the last measurement date).   If the present value of the remaining cash flows expected to be collected is less than the amortized cost basis, an OTTI is recognized in earnings for the difference. This amount is considered to be the credit loss component; the remaining difference between amortized cost and the fair value of the security is considered to be the portion of loss recognized in other comprehensive income.

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

The OTTI is separated into a credit loss component that is recognized in earnings and the portion of loss recognized in other comprehensive income. The credit component is comprised of the impact of the fair value decline due to changes in assumptions related to default (collection) risk and prepayments. The portion of loss recognized in other comprehensive income comprises the change in fair value of the security due to all other factors, including changes in benchmark interest rates and market liquidity.  In determining the OTTI related to credit losses for securities, the Company compares the present value of the remaining cash flows adjusted for prepayments expected to be collected at the current financial reporting date to the present value of the remaining cash flows expected to be collected at the original purchase date (or the last date those estimates were revised for accounting purposes).  The discount rate used to calculate the present value of expected future cash flows is the effective interest rate used for income recognition purposes as determined under ASC 325-40 or ASC 310-30.

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

(e) Interest-Only RMBS

The Company invests in IO Agency and Non-Agency RMBS strips (“IO RMBS strips”).  IO RMBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. The Company has accounted for IO RMBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.  The Company has elected the fair value option to account for IO RMBS strips to simplify the reporting of changes in fair value.  The IO RMBS strips are included in RMBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.  Interest income on IO RMBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium is calculated in accordance with ASC 325-40. Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income.  Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO RMBS strips carried at fair value with changes in fair value reflected in earnings of $214 million and $257 million as of December 31, 2014 and 2013.  Included in Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO RMBS strips carried at fair value with changes in fair value reflected in earnings of $186 million and $43 million as of December 31, 2014 and 2013.  Interest income reported on all IO securities was $30 million, $30 million and $23 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company’s general reserve is based on historical loss rates for pools of loans with similar credit characteristics, adjusted for current trends and market conditions, including current trends in delinquencies and severities.  The Company has established a specific reserve that reflects consideration of loans more than 60 days delinquent, loans in foreclosure and borrowers that have declared bankruptcy.  The loan loss provision related to these loans is measured as the difference between the unpaid principal balance and the estimated fair value of the property securing the mortgage, less estimated costs to sell.  The specific reserve also reflects consideration of concessions granted to borrowers by the servicer in the form of modifications (i.e., reductions).  Loan loss provisions related to these modifications are based on the contractual principal and interest payments, post-modification, discounted at the loan’s original effective interest rate.  Loans with specific reserves are individually evaluated for impairment.  Loan modifications made by the servicer are evaluated to determine if they constitute troubled debt restructurings (“TDRs”).  A restructuring of a loan constitutes a TDR if the servicer, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Impairment of a modified loan considered to be a TDR is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate at inception. If the present value of expected cash flows is less than the recorded investment in the loan, an allowance for loan losses is recognized with a corresponding charge to the provision for loan losses. Impairment of all other loans individually evaluated is measured as the difference between the unpaid principal balance and the estimated fair value of the collateral, less estimated costs to sell.  The Company charges off the corresponding loan allowance and related principal balance when the servicer reports a realized loss. A complete discussion of securitized loans held for investment is included in Note 4 to these consolidated financial statements.

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

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan.  REO is re-categorized from loan to REO when the Company takes legal title of the property.  REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period.  At the time the asset is re-categorized, any difference between the previously recorded loan balance, less any loan loss reserves, and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss.  All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan.  Total REO assets at December 31, 2014 is $8 million and is recorded in other assets on the Company’s consolidated statements of financial condition.

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

(i) Securitized Debt, collateralized by Non-Agency RMBS Transferred to Consolidated VIEs, Securitized Debt, collateralized by loans held for investment, and Securitized debt at fair value, collateralized by loans held at fair value

The Company has issued  securitized debt collateralized by “Non-Agency RMBS” and securitized debt collateralized by loans held for investment.  The loans held for investment include “jumbo, prime residential mortgage loans” and a “seasoned sub-prime portfolio of residential mortgage loans.”  The jumbo, prime residential mortgage loans and the related securitized debt are carried at amortized cost.  The seasoned sub-prime portfolio of residential mortgage loans and the related securitized debt are carried at fair value with changes in fair value reflected in earnings.  Each of these three groups of securitized debt are discussed in further detail below as well as Note 7 to these consolidated financial statements.

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

Certain re-securitization transactions classified as Securitized debt, collateralized by Non-Agency RMBS reflect the transfer to a trust of fixed or adjustable rate RMBS which are classified as Non-Agency RMBS that pay interest and principal to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company that did not qualify as sales are accounted for as secured borrowings.  The associated securitized debt is carried at amortized cost.

The Company has elected the fair value option for certain of the Company’s securitized debt used to finance the seasoned sub-prime portfolio of residential mortgage loans. The Company has elected fair value option for these financing obligations as it expects to refinance this debt in the future.  Additionally, the fair value option allows both the loans and related financing to be consistently reported and to achieve operational simplification.  Debt for which the Company did not elect the fair value option is carried at amortized cost.  Changes in fair value for securitized debt carried at fair value is recorded as Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations and Comprehensive Income.  Interest expense on all securitized debt is recorded in earnings with premiums and discounts amortized using the interest method.  Fees associated with the debt issuance of jumbo prime residential mortgage loans are also amortized using the interest method.

The Company estimates the fair value of its securitized debt as described in Note 5 to these consolidated financial statements.

(j) Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

(k) Derivative Financial Instruments

The Company’s investment policies permit it to enter into derivative contracts, including interest rate swaps, interest rate caps, options, and futures as a means of managing its interest rate risk as well as to enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the Consolidated Statements of Financial Condition and measured at fair value.  These derivative financial instrument contracts are not designated as hedges for GAAP; therefore, all changes in fair value are recognized in earnings.  The Company estimates the fair value of its derivative instruments as described in Note 5 of these consolidated financial statements.  Net payments on derivative instruments are included in the Consolidated Statements of Cash Flows as a component of net income.  Unrealized gains (losses) on derivatives are removed from net income to arrive at cash flows from operating activities.

The Company elects to net by counterparty the fair value of its derivative contracts when appropriate.  These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and, therefore, the fair value of those derivative contracts are reported net by counterparty.  The credit support annex provisions of the Company’s derivative contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of derivative contracts, it also nets by counterparty any cash collateral exchanged as part of the derivative.

(l) Sales, Securitizations, and Re-Securitizations

The Company periodically enters into transactions in which it sells financial assets, such as RMBS, and mortgage loans.  Gains and losses on sales of assets are calculated using the average cost method whereby the Company records a gain or loss on the difference between the average amortized cost of the asset and the proceeds from the sale.  In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets.  These transactions may be recorded as either sales and the assets contributed to the securitization are removed from the Consolidated Statements of Financial Condition and a gain or loss is recognized, or as secured borrowings whereby the assets contributed to the securitization are not derecognized but rather the debt issued by the securitization entity are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations, the Company may retain senior or subordinated interests in the securitized and/or re-securitized assets.  In transfers that are considered secured borrowings, no gain or loss is recognized.  Any difference in the proceeds received and the carrying value of the transferred asset is recorded as a premium or discount and amortized into earnings as an adjustment to yield.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination.  The Company does not have any unrecognized tax benefits that would affect its financial position or require disclosure.  No accruals for penalties and interest were necessary as of December 31, 2014 or 2013.

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

(p) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates in accounting for income recognition and OTTI on Agency and Non-Agency RMBS and IO RMBS (Note 3), valuation of Agency and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4), securitized debt  (Note7) and derivative instruments (Notes 5 and 9).  Actual results could differ materially from those estimates.

(q) Recent Accounting Pronouncements

Broad Transactions

Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.  This update clarifies when the Company is considered to have obtained physical possession, from an in-substance possession or foreclosure, of a residential real estate property collateralizing a mortgage loan.  Current guidance indicates that the Company should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized when it determines that there has been an in-substance repossession or foreclosure by the Company.  This update defines the term in substance repossession or foreclosure to reduce diversity in interpretation of when such an event occurs.  The guidance in this update is effective for the Company beginning January 1, 2015 and did not have a significant impact on the consolidated financial statements of the Company.

Transfers and Servicing (Subtopic 860)

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.  The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements.  The ASU defines a repurchase-to-maturity transaction as a repo that (1) settles at the maturity of the transferred financial asset and (2) does not require the transferor to reacquire the transferred financial asset.   In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions.  The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.  The guidance in this update is effective for the Company beginning January 1, 2015, except for the disclosure requirements for transactions accounted for as secured borrowings, which are required to be presented by the Company in the second quarter of 2015.  As of December 31, 2014 and 2013, the Company does not have any repurchase-to-maturity transactions or any linked repurchase financing transactions, therefore, the adoption of this standard is not expected to have a significant impact on the consolidated financial statements of the Company.

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

The Company has elected to early adopt ASU 2014-13.  Upon adoption of this guidance, the Company is electing the fair value option for certain consolidated VIEs holding securitized loans held for investment and the related securitized debt.  As the fair value of the securitized debt of these VIEs is more observable, the fair value of the securitized loans will be based on the fair value of the securitized debt.  The adoption will result in a net reduction in equity of $12 million as of January 1, 2015, the date of adoption.

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

3.  Residential Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated and subordinated IO.  The Company also invests in Agency RMBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date.  The total fair value of the Non-Agency RMBS that are held by consolidated re-securitization trusts was $2.5 billion and $3.0 billion at December 31, 2014 and 2013, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of December 31, 2014 and 2013, by asset class.

		December 31, 2014
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,435,362	-	(1,542,907)	$1,892,455	$2,735,780	843,680	(355)	$843,325
Senior, interest-only	5,221,937	227,305	-	227,305	207,216	17,378	(37,467)	(20,089)
Subordinated	690,599	-	(344,033)	346,566	454,348	108,091	(309)	107,782
Subordinated, interest-only	216,403	9,577	-	9,577	6,805	194	(2,966)	(2,772)
Agency RMBS
Pass-through	7,774,266	387,174	(1,624)	8,159,816	8,255,419	108,802	(13,199)	95,603
Interest-only	3,884,523	189,797	-	189,797	186,103	1,326	(5,020)	(3,694)
Total	$21,223,090	$813,853	$(1,888,564)	$10,825,516	$11,845,671	$1,079,471	$(59,316)	$1,020,155

		December 31, 2013
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,959,756	$-	$(1,802,796)	$2,156,960	$3,059,598	$902,747	$(109)	$902,638
Senior, interest-only	5,823,618	290,761	-	290,761	240,725	15,972	(66,008)	(50,036)
Subordinated	830,632	-	(490,400)	340,232	457,569	119,233	(1,896)	117,337
Subordinated, interest-only	274,462	14,666	-	14,666	16,571	2,483	(578)	1,905
Agency RMBS
Pass-through	1,898,131	90,843	(5,004)	1,983,970	1,954,796	22,320	(51,494)	(29,174)
Interest-only	247,344	43,766	-	43,766	42,782	332	(1,316)	(984)
Total	$13,033,943	$440,036	$(2,298,200)	$4,830,355	$5,772,041	$1,063,087	$(121,401)	$941,686

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2014	December 31, 2013
		(dollars in thousands)
Balance at beginning of period	$1,794,577	$2,107,387
Purchases	110,694	29,064
Accretion	(294,395)	(328,491)
Reclassification (to) from non-accretable difference	123,181	15,957
Sales and deconsolidation	(199,560)	(29,340)
Balance at end of period	$1,534,497	$1,794,577

The table below presents the outstanding principal balance and related amortized cost at December 31, 2014 and 2013 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2014	December 31, 2013
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,949,664	$4,508,475
End of period	$3,325,335	$3,949,664

Amortized cost:
Beginning of period	$2,027,738	$2,268,751
End of period	$1,741,780	$2,027,738

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

December 31, 2014
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$29,789	$(355)	3	$-	$-	-	$29,789	$(355)	3
Senior, interest-only	23,479	(3,066)	24	96,754	(34,401)	53	120,233	(37,467)	77
Subordinated	19,380	(7)	2	11,605	(302)	4	30,985	(309)	6
Subordinated, interest-only	4,373	(2,709)	2	1,074	(257)	2	5,447	(2,966)	4
Agency RMBS
Pass-through	219,808	(198)	7	701,442	(13,001)	11	921,250	(13,199)	18
Interest-only	112,014	(3,616)	12	10,467	(1,404)	3	122,481	(5,020)	15
Total	$408,843	$(9,951)	50	$821,342	$(49,365)	73	$1,230,185	$(59,316)	123

December 31, 2013
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$28,163	$(109)	3	$-	$-	-	$28,163	$(109)	3
Senior interest-only	119,913	(35,252)	54	45,167	(30,756)	28	165,080	(66,008)	82
Subordinated	-	-	-	17,661	(1,896)	2	17,661	(1,896)	2
Subordinated interest-only	1,062	(578)	2	-	-	-	1,062	(578)	2
Agency RMBS
Pass-through	1,126,881	(51,494)	30	-	-	-	1,126,881	(51,494)	30
Interest-only	22,246	(1,018)	4	491	(298)	3	22,737	(1,316)	7
Total	$1,298,265	$(88,451)	93	$63,319	$(32,950)	33	$1,361,584	$(121,401)	126

At December 31, 2014, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2014.

Gross unrealized losses on the Company’s Agency pass-through RMBS were $13 million and $51 million at December 31, 2014 and 2013, respectively. Given the inherent credit quality of Agency RMBS, the Company does not consider any of the current impairments on its Agency pass-through RMBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2014 and 2013, unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS IO strips which are accounted for under the fair value option with changes in fair value recorded in earnings) were $1 million and $2 million at December 31, 2014 and 2013, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the years ended December 31, 2014, 2013 and 2012 is presented below.

		For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
		(dollars in thousands)
Total other-than-temporary impairment losses	$(8,713)	$(4,356)	$(47,632)
Portion of loss recognized in other comprehensive income	(55,279)	(40,811)	(84,618)
Net other-than-temporary credit impairment losses	$(63,992)	$(45,167)	$(132,250)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

		For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
		(dollars in thousands)
Cumulative credit loss beginning balance	$524,432	$510,089	$452,060
Additions:
Other-than-temporary impairments not previously recognized	63,123	39,098	98,324
Reductions for securities sold or deconsolidated during the period	(61,854)	(14,038)	(34,577)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	869	6,069	33,926
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(19,022)	(16,786)	(39,644)
Cumulative credit impairment loss ending balance	$507,548	$524,432	$510,089

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Year Ended
	December 31, 2014	December 31, 2013
Loss Severity
Weighted Average	72%	56%
Range	35% - 93%	34% - 75%

60+ days delinquent
Weighted Average	30%	26%
Range	0% - 47%	0% - 43%

Credit Enhancement (1)
Weighted Average	6%	4%
Range	0% - 35%	0% - 48%

3 Month CPR
Weighted Average	9%	15%
Range	2% - 25%	0% - 42%

12 Month CPR
Weighted Average	11%	17%
Range	5% - 22%	9% - 35%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at December 31, 2014 and 2013.  IO RMBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities.  At December 31, 2014, IO RMBS had a net unrealized loss of $27 million and had an amortized cost of $427 million.  At December 31, 2013, IO RMBS had a net unrealized loss of $49 million and had an amortized cost of $349 million. The fair value of IOs at December 31, 2014 and 2013 was $400 million, and $300 million, respectively. All changes in fair value of IOs are reflected in Net income in the Consolidated Statements of Operations.

	December 31, 2014
	(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$843,680	$-	$843,680	$(355)	$-	$(355)
Senior, interest-only	-	17,378	17,378	-	(37,467)	(37,467)
Subordinated	108,091	-	108,091	(309)	-	(309)
Subordinated, interest-only	-	194	194	-	(2,966)	(2,966)
Agency RMBS
Pass-through	108,802	-	108,802	(13,199)	-	(13,199)
Interest-only	-	1,326	1,326	-	(5,020)	(5,020)
Total	$1,060,573	$18,898	$1,079,471	$(13,863)	$(45,453)	$(59,316)

	December 31, 2013
	(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$902,747	$-	$902,747	$(109)	$-	$(109)
Senior, interest only	-	15,972	15,972	-	(66,008)	(66,008)
Subordinated	119,233	-	119,233	(1,896)	-	(1,896)
Subordinated, interest only	-	2,483	2,483	-	(578)	(578)
Agency RMBS
Pass-through	22,320	-	22,320	(51,494)	-	(51,494)
Interest-only	2	330	332	-	(1,316)	(1,316)
Total	$1,044,302	$18,785	$1,063,087	$(53,499)	$(67,902)	$(121,401)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class.  The portfolio is most heavily weighted to contain Non-Agency RMBS with credit risk.  The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at December 31, 2014 and 2013.

	December 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$3,435,362	$55.09	$79.63	4.3%	15.9%
Senior, interest-only	$5,221,937	$4.35	$3.97	1.6%	14.4%
Subordinated	$690,599	$50.18	$65.79	3.1%	10.6%
Subordinated, interest-only	$216,403	$4.43	$3.14	0.9%	9.2%
Agency Mortgage-Backed Securities
Pass-through	$7,774,266	$104.96	$106.19	4.0%	3.2%
Interest-only	$3,884,523	$4.89	$4.79	0.9%	3.1%

(1) Bond Equivalent Yield at period end.

	December 31, 2013
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency Mortgage-Backed Securities
Senior	$3,959,756	$54.47	$77.27	4.5%	15.3%
Senior, interest only	$5,823,618	$4.99	$4.13	1.5%	17.8%
Subordinated	$830,632	$40.96	$55.09	2.9%	13.5%
Subordinated, interest only	$274,462	$5.34	$6.04	1.7%	9.0%
Agency Mortgage-Backed Securities
Pass-through	$1,898,131	$104.52	$105.24	3.6%	3.3%
Interest only	$247,344	$17.69	$17.30	3.2%	5.3%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
AAA	0.9%	0.0%
AA	0.4%	0.7%
A	0.0%	0.0%
BBB	0.4%	0.0%
BB	1.9%	1.4%
B	5.6%	4.3%
Below B or not rated	90.8%	93.6%
Total	100.0%	100.0%

Actual maturities of RMBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s RMBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s RMBS at December 31, 2014 and 2013 according to their estimated weighted-average life classifications.  The weighted-average lives of the RMBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency RMBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

December 31, 2014
(dollars in thousands)

	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$1,656	$306,309	$1,678,226	$749,589	$2,735,780
Senior interest-only	515	60,403	110,800	35,498	207,216
Subordinated	-	80,414	245,438	128,496	454,348
Subordinated interest-only	-	-	5,447	1,358	6,805
Agency RMBS
Pass-through	-	4,237,658	3,781,890	235,871	8,255,419
Interest-only	-	82,994	103,109	-	186,103
Total fair value	$2,171	$4,767,778	$5,924,910	$1,150,812	$11,845,671
Amortized cost
Non-Agency RMBS
Senior	$1,205	$255,009	$1,129,932	$506,309	$1,892,455
Senior interest-only	1,294	65,291	124,996	35,724	227,305
Subordinated	-	58,448	188,502	99,616	346,566
Subordinated interest-only	-	-	8,413	1,164	9,577
Agency RMBS
Pass-through	-	4,173,986	3,750,831	234,999	8,159,816
Interest-only	-	83,659	106,138	-	189,797
Total amortized cost	$2,499	$4,636,393	$5,308,812	$877,812	$10,825,516

December 31, 2013
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$5,724	$306,035	$2,039,282	$708,557	$3,059,598
Senior interest-only	376	103,688	104,969	31,692	240,725
Subordinated	3,359	63,177	321,333	69,700	457,569
Subordinated interest-only	-	-	14,862	1,709	16,571
Agency RMBS
Pass-through	-	20,375	1,808,346	126,075	1,954,796
Interest-only	54	636	42,092	-	42,782
Total fair value	$9,513	$493,911	$4,330,884	$937,733	$5,772,041
Amortized cost
Non-Agency RMBS
Senior	$4,744	$233,335	$1,416,903	$501,978	$2,156,960
Senior interest-only	1,017	138,649	117,008	34,087	290,761
Subordinated	2,877	50,483	243,350	43,522	340,232
Subordinated interest-only	-	-	13,344	1,322	14,666
Agency RMBS
Pass-through	-	18,608	1,837,611	127,751	1,983,970
Interest-only	122	825	42,819	-	43,766
Total amortized cost	$8,760	$441,900	$3,671,035	$708,660	$4,830,355

The Non-Agency RMBS portfolio is subject to credit risk. The Company seeks to mitigate credit risk through its asset selection process. The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. The Company defines Alt-A mortgage securities as non-agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans. At December 31, 2014 and 2013, 65% and 61% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At December 31, 2014 and 2013, 24% and 28% of the Non-Agency RMBS collateral was classified as prime, respectively.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
Weighted average maturity (years)		22.5		24.1
Weighted average amortized loan to value (1)		67.5%		69.4%
Weighted average FICO (2)		679		710
Weighted average loan balance (in thousands)		$332		$385
Weighted average percentage owner occupied		83.0%		84.0%
Weighted average percentage single family residence		65.5%		65.4%
Weighted average current credit enhancement		1.7%		1.6%
Weighted average geographic concentration of top five states	CA	31.7%	CA	33.4%
	FL	8.4%	FL	9.1%
	NY	7.8%	NY	7.1%
	NJ	2.9%	NJ	3.0%
	MD	2.7%	MD	2.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2014 and 2013.

Origination Year	December 31, 2014	December 31, 2013
1999	0.2%	0.0%
2000	0.6%	0.6%
2001	2.1%	1.2%
2002	0.4%	1.0%
2003	2.5%	1.4%
2004	3.9%	3.6%
2005	20.4%	17.8%
2006	28.5%	32.2%
2007	37.6%	40.1%
2008	2.1%	2.1%
2013	0.9%	0.0%
2014	0.8%	0.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income.  The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands)
Proceeds from sales	$4,036,033	$1,079,649	$943,350

Gross realized gains	98,656	72,946	85,166
Gross realized losses	(6,947)	(4,839)	-
Net realized gain	$91,709	$68,107	$85,166

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

Securitized loans held for investment, net of allowance for loan losses

The prime jumbo securitized loans held for investment for which the Company has not elected the fair value option are carried at amortized cost which is their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses. The following table provides a summary of the changes in the carrying value of these securitized loans held for investment at December 31, 2014 and 2013:

	For the Year Ended
	December 31, 2014	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$783,484	$1,300,131
Principal paydowns	(153,063)	(507,683)
Net periodic amortization (accretion)	(4,541)	(10,763)
Change to loan loss provision	232	1,799
Balance, end of period	$626,112	$783,484

The following table represents the Company’s prime jumbo securitized residential mortgage loans held for investment which are carried at amortized cost at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Securitized loans, at amortized cost	$633,386	$792,547
Less: allowance for loan losses	7,274	9,063
Securitized loans held for investment	$626,112	$783,484

The securitized loan portfolio carried at amortized cost is collateralized by prime, jumbo, first lien residential mortgages of which 43% were originated during 2012, 36% were originated during 2011, 6% during 2010, and the remaining 15% of the loans were originated prior to 2010.  A summary of key characteristics of these loans follows.

	December 31, 2014		December 31, 2013
Number of loans		869		1,053
Weighted average maturity (years)		26.4		27.3
Weighted average loan to value (1)		71.6%		71.7%
Weighted average FICO (2)		766		766
Weighted average loan balance (in thousands)		$716		$737
Weighted average percentage owner occupied		95.0%		94.7%
Weighted average percentage single family residence		71.0%		70.0%
Weighted average geographic concentration of top five states	CA	34.8%	CA	34.7%
	NJ	5.6%	VA	5.6%
	VA	5.5%	NY	5.5%
	MD	5.1%	NJ	5.1%
	NY	5.1%	TX	4.9%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.
The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio carried at amortized cost at December 31, 2014 and 2013:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$9,063	$11,624	$13,938
Provision for loan losses	(232)	(1,799)	368
Charge-offs	(1,557)	(762)	(2,682)
Balance, end of period	$7,274	$9,063	$11,624

The Company has established an allowance for loan losses related to jumbo prime securitized loans carried at amortized cost that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve at December 31, 2014 and 2013 was $3 million and $4 million, respectively.  The balance in the allowance for loan losses related to the specific reserve at December 31, 2014 and 2013 was $4 million and $5 million, respectively.

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $22 million and $26 million at December 31, 2014 and 2013, respectively.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2014 and 2013 was $16 million and $19 million, respectively.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $600 million and $750 million at December 31, 2014 and 2013, respectively.  The Company’s recorded investment in non-impaired loans for which there is a related general reserve for credit losses was $610 million and $765 million at December 31, 2014 and 2013, respectively.  Interest income on impaired loans carried at amortized cost is not significant.

The following table summarizes the outstanding principal balance of the jumbo prime loans carried at amortized cost which are 30 days delinquent and greater as reported by the servicer at December 31, 2014 and 2013.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
December 31, 2014	$2,621	$565	$988	$-	$7,152	$-	$11,326
December 31, 2013	$999	$570	$2,087	$473	$7,530	$1,179	$12,838

With the exception of its ability to approve certain loan modifications, the Company is not involved with the servicing or modification of the jumbo prime loans held for investment which are carried at amortized cost.  The trustee and servicer of the respective securitization are responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for these loans due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the years ended December 31, 2014 and 2013.

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre- modification)	Unpaid Principal Balance of Modified Loans (Post- modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
Year Ended
December 31, 2014	2	1,139	1,256	1,173	1,173	0
December 31, 2013	3	$2,349	$2,358	$2,248	$2,248	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the year ended December 31, 2014, the Company determined that all loans carried at amortized cost which were modified by the servicer were considered TDRs, as defined under GAAP. A TDR is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the years ended December 31, 2014 and 2013 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  In the absence of additional loan modifications by the servicer in future periods that are considered to be TDRs, the $4 million specific reserve related to TDRs as of December 31, 2014 will be recognized in net income in future periods by way of a decrease in the provision for loan losses.  If there are further modifications, the reduction of the cashflow is reflected in the provision for loan losses.

As of December 31, 2014, there were no loans that were modified in the past twelve months and delinquent on scheduled payments.

Securitized loans held for investment, at fair value

The securitized loans held for investment for which the Company has elected the fair value option are carried at fair value.  See Note 5 to our Consolidated Financial Statements for a discussion on how the Company determines the fair values of the securitized loans held for investment.  As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment for which the Company has elected the fair value option at December 31, 2014:

From Acquisition to
December 31, 2014
(dollars in thousands)
Balance, beginning of period	$-
Purchases	4,722,824
Principal paydowns	(173,597)
Net periodic amortization (accretion)	5,028
Change in fair value	144,960
Balance, end of period	$4,699,215

The securitized loan portfolio for which the Company has elected fair value option is collateralized by seasoned sub-prime residential mortgages originated during the following years:

Origination Year	December 31, 2014
2002 and prior	6.0%
2003	4.4%
2004	12.3%
2005	20.6%
2006	18.2%
2007	26.3%
2008	9.9%
2009	1.2%
2010 and later	1.1%
Total	100.0%

A summary of key characteristics of these loans follows.

	December 31, 2014
Number of loans		58,170
Weighted average maturity (years)		5.3
Weighted average loan to value (1)		80.3%
Weighted average FICO (1)		629
Weighted average loan balance (in thousands)		$79
Weighted average percentage owner occupied		95.8%
Weighted average percentage single family residence		73.6%
Weighted average geographic concentration of top five states	CA	9.3%
	FL	7.0%
	NC	7.0%
	VA	6.4%
	OH	6.0%
(1) As provided by the Trustee

The following table summarizes the outstanding principal balance of loans carried at fair value which are 30 days delinquent and greater as reported by the servicer at December 31, 2014.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
December 31, 2014	226,154	92,363	192,245	154,279	80,148	16,556	761,745

The fair value of the loans 90 days or more past due is $305 million.  The fair value of REO assets is $8 million and is recorded in Other assets as of December 31, 2014.

The following table displays the loan product type and accompanying loan characteristic of residential loans recorded on our consilidated balance sheets as of December 31, 2014 and 2013.

December 31, 2014
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment
Adjustable rate loans:
$250 to $500	7	2.00% to 3.00%	8/1/2037 - 2/1/2042	3,131	-	-
$500 to $750	12	2.00% to 4.00%	1/1/2038 - 4/1/2038	7,497	565	-
$750 to $1,000	5	2.75% to 2.875%	1/1/2038 - 4/1/2038	4,328	-	-
Over $1,000	4	2.875% to 4.00%	12/1/2037 - 3/1/2038	5,879	-	1,730
	28			20,835	565	1,730

Hybrid loans:
$0 to $250	3	6.50% to 6.83%	8/1/2037 - 1/1/2038	283	-	-
$250 to $500	11	2.125% to 6.875%	6/1/2037 - 4/1/2038	5,123	-	498
$500 to $750	31	2.75% to 7.188%	5/1/2037 - 4/1/2038	18,817	1,154	1,709
$750 to $1,000	5	5.625% to 6.35%	4/1/2037 - 4/1/2038	4,327	-	-
Over $1,000	3	3.00% to 5.75%	2/1/2038 - 4/1/2038	4,170	-	1,629
	53			32,720	1,154	3,836

Fixed loans:
$0 to $250	2	4.375% to 6.75%	6/1/2037 - 8/1/2042	85	-	-
$250 to $500	137	2.00% to 7.875%	7/1/2022 - 10/1/2042	61,868	-	958
$500 to $750	371	2.00% to 7.875%	9/1/2022 - 10/1/2042	230,894	506	1,616
$750 to $1,000	190	3.50% to 7.00%	9/1/2037 - 10/1/2042	165,065	961	-
Over $1,000	88	2.25% to 7.125%	1/1/2038 - 10/1/2042	110,440	-	-
	788			568,352	1,467	2,574

Total	869			621,907	3,186	8,140

Held-for-Investment at fair value:
Adjustable rate loans:
$0 to $250	570	1.625% to 13.99%	5/1/2017 - 11/1/2054	57,908	1,451	3,663
$250 to $500	61	1.875% to 9.375%	3/1/2034 - 5/1/2054	19,641	395	3,138
$500 to $750	4	4.29% to 5.75%	2/1/2032 - 6/1/2035	2,210	-	547
	635			79,759	1,846	7,348

Fixed loans:
$0 to $250	55,300	0.00% to 24.00%	7/1/2012 - 5/1/2062	3,789,721	275,076	356,916
$250 to $500	2,128	0.00% to 11.93%	6/1/2014 - 11/1/2065	688,464	37,387	75,661
$500 to $750	106	2.00% to 9.75%	6/1/2022 - 9/1/2057	60,445	3,405	3,303
$750 to $1,000	1	5.50% to 5.50%	7/1/2037 - 7/1/2037	804	804	-
	57,535			4,539,434	316,672	435,880

Total	58,170			4,619,193	318,518	443,228

December 31, 2013
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment
Adjustable rate loans:
$250 to $500	4	3.00% to 3.125%	1/1/2038 - 1/1/2038	1,739	-	-
$500 to $750	16	2.00% to 4.00%	12/1/2037 - 2/1/2042	9,828	1,275	531
$750 to $1,000	6	3.00% to 3.125%	1/1/2038 - 4/1/2038	5,173	-	-
Over $1,000	4	3.00% to 3.125%	12/1/2037 - 3/1/2038	5,916	-	-
	30			22,656	1,275	531

Hybrid loans:
$0 to $250	3	6.50% to 6.83%	8/1/2037 - 1/1/2038	291	-	-
$250 to $500	14	2.000% to 6.50%	6/1/2037 - 4/1/2038	6,434	-	467
$500 to $750	40	2.00% to 7.188%	5/1/2037 - 5/1/2038	24,251	1,153	2,870
$750 to $1,000	11	2.00% to 6.375%	4/1/2037 - 5/1/2038	9,797	999	1,796
Over $1,000	4	2.00% to 6.875%	2/1/2038 - 4/1/2038	5,350	-	2,807
	72			46,123	2,152	7,940

Fixed loans:
$0 to $250	2	6.47% to 6.75%	6/1/2037 - 1/1/2038	112	-	-
$250 to $500	137	2.00% to 7.875%	7/1/2022 - 10/1/2042	62,741	1,285	1,455
$500 to $750	434	2.00% to 7.875%	9/1/2022 - 10/1/2042	269,882	-	1,124
$750 to $1,000	262	3.50% to 7.00%	9/1/2037 - 10/1/2042	226,670	-	786
Over $1,000	116	2.25% to 7.125%	3/1/2013 - 10/1/2042	147,890	-	-
	951			707,295	1,285	3,365

Total	1,053			776,074	4,712	11,836

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

During times of market dislocation, the observability of prices and inputs can be difficult for certain investments.  If third party pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined by the Company without validation to third-party pricing.  Illiquid investments typically experience greater price volatility as an active market does not exist.  Observability of prices and inputs can vary significantly from period to period and may cause instruments to change classifications within the three level hierarchy.

A description of the methodologies utilized by the Company to estimate the fair value of its financial instruments by instrument class follows:

Agency and Non-Agency RMBS

For each reporting period, the Company determines the fair value of its investment securities based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  The Company reviews the fair values generated by the model to determine whether prices are reflective of the current market by corroborating its estimates of fair value by comparing the results to non-binding independent prices provided by two independent third party pricing services for all securities.  For certain highly liquid asset classes, such as Agency fixed-rate pass-throughs, the Company’s valuations are also compared to quoted prices for To-Be-Announced (“TBA”) securities.

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate.  If internally developed prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established.

The Company’s estimate of prepayment, default and severity curves all involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency RMBS fair value estimates Level 3 inputs in the fair value hierarchy.  As the fair values of Agency RMBS are more observable, these investments are classified as level 2 in the fair value hierarchy.

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

The Company also monitors market activity to identify trades which may be used to compare internally developed prices; however, as the portfolio of loans held at fair value by the Company is a seasoned sub-prime pool of mortgage loans, comparables are not common or directly comparable.  There are limited transactions in the market place to develop a comprehensive direct range of values.  However, if market data becomes available, the Company will compare this data to the internally developed prices to ensure reasonableness of the valuation.

The Company reviews the fair values generated by the model to determine whether prices are reflective of the current market by corroborating its estimates of fair value by comparing the results to non-binding independent prices provided by two independent third party pricing services for the loan portfolio.  Each quarter the Company develops thresholds which are determined utilizing a senior securitization market for a similar pool of loans.

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

The Company’s estimates of fair value of securitized loans held for investment involve management judgement and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Securitized Debt, collateralized by Non-Agency RMBS and Securitized Debt, Loans Held for Investment at cost

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

Securitized Debt, collateralized by Loans Held for Investment at fair value

Certain of the Company’s securitized debt collateralized by loans held for investment is carried at fair value with changes in fair value reflected in earnings.  The Company estimates the fair value of this securitized debt consistent with non-agency RMBS by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding.  The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and other economic factors.

See the further discussion of the valuation process and benchmarking process in the Agency and Non-Agency RMBS discussion of fair value.

The Company’s estimates of fair value of securitized debt, collateralized by loans held for investment at fair value involve management’s judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

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

Short-term Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, dividends payable, payable for securities purchased and accrued interest payable are considered to be a reasonable estimate of fair value due to the short term nature of these items.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2014 and 2013 is presented below.

December 31, 2014
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$2,735,780	$-	$2,735,780
Senior interest-only	-	-	207,216	-	207,216
Subordinated	-	-	454,348	-	454,348
Subordinated interest-only	-	-	6,805	-	6,805
Securitized loans held for investment, at fair value	-	-	4,699,215	-	4,699,215
Agency RMBS
Pass-through	-	8,255,419	-	-	8,255,419
Interest-only	-	186,103	-	-	186,103
Derivatives		4,798		(1,167)	3,631

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(3,868,366)	-	(3,868,366)
Derivatives	(7,227)	(113,679)	(71)	106,800	(14,177)
Total	$(7,227)	$8,332,641	$4,234,927	$105,633	$12,665,974

December 31, 2013
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
	(dollars in thousands)
Assets:
Non-Agency RMBS
Senior	$-	$-	$3,059,598	$-	$3,059,598
Senior interest-only	-	-	240,725	-	240,725
Subordinated	-	-	457,569	-	457,569
Subordinated interest-only	-	-	16,571	-	16,571
Agency RMBS
Pass-through	-	1,954,796	-	-	1,954,796
Interest-only	-	42,782	-	-	42,782
Derivatives, net	10,629	-	-	(2,534)	8,095

Liabilities:
Derivatives, net	-	(30,199)	-	-	(30,199)
Total	$10,629	$1,967,379	$3,774,463	$(2,534)	$5,749,937

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at December 31, 2014 and 2013.

Fair Value Reconciliation, Level 3

	For the Year Ended
	December 31, 2014
	(dollars in thousands)
	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,774,463	$-	$-	$-	$3,774,463
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Purchases	454,506	-	4,722,824	(4,309,055)	868,275
Principal payments	(324,768)	-	(173,597)	412,652	(85,713)
Sales and Settlements	(602,573)	(8,479)	-	-	(611,052)
Accretion of purchase discounts	99,512	-	5,028	2,026	106,566
Gains (losses) included in net income
Other than temporary credit impairment losses	(63,992)	-	-	-	(63,992)
Realized gains (losses) on sales and settlements	62,634	8,749	-	-	71,383
Realized gain on deconsolidation	47,846	-	-	-	47,846
Net unrealized gains (losses) included in income	25,271	(341)	144,960	26,011	195,901
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(68,750)	-	-	-	(68,750)
Ending balance Level 3 assets	$3,404,149	$(71)	$4,699,215	$(3,868,366)	$4,234,927

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

There were no transfers to or from Level 3 for the years ended December 31, 2014 and 2013.

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

For securitized debt carried at fair value issued at a premium, as prepayment speeds increase, the amount of interest expense the Company recognizes decreases as the issued premium on the debt amortizes faster than expected.  Conversely, decreases in prepayment speeds result in increased expense and can extend the period over which the Company amortizes the premium.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of December 31, 2014 and 2013 follows:

	December 31, 2014				December 31, 2013
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
	Range				Range
Non-Agency RMBS
Senior	4.7%	1% - 12%	0% - 29%	50% - 85%	6.4%	1% - 6%	0% - 33%	50% - 85%
Senior interest-only	14.4%	1% - 25%	0% - 32%	50% - 85%	14.1%	1% - 28%	0% - 33%	50% - 85%
Subordinated	5.8%	1% - 16%	0% - 19%	10% - 78%	6.1%	1% - 22%	0% - 38%	50% - 85%
Subordinated interest-only	22.0%	1% - 10%	0% - 14%	50% - 65%	12.7%	2% - 13%	0% - 18%	50% - 73%
RMBS transferred to consolidated VIEs	4.6%	1% - 16%	0% - 31%	50% - 85%	5.3%	1% - 20%	0% - 33%	50% - 85%

A summary of the significant inputs used to estimate the fair value of Securitized debt at fair value as of December 31, 2014 follows:

December 31, 2014
Significant Inputs
	CPR	CDR	Loss Severity
	Range	Range	Range
Securitized debt at fair value, collateralized by loans held for investment	3% - 8%	0% - 9%	50% - 73%

All of the significant inputs listed have some degree of market observability, based on the Company’s knowledge of the market, information available to market participants, and use of common market data sources. Collateral default and loss severity projections are in the form of “curves” that are updated quarterly to reflect the Company’s collateral cash flow projections.  Methods used to develop these projections conform to industry conventions. The Company uses assumptions it considers its best estimate of future cash flows for each security.

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

Sensitivity of Significant Inputs – Securitized loans held for investment at fair value

The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment, at fair value, as of December 31, 2014 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type.  A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment at fair value as of December 31, 2014 follows:

	December 31, 2014
	Significant Inputs
	Base Rate	Weighted Average/Percent of loan pool

Factor:
Coupon
Clean	4.36%	6.56%
Reperforming	5.34%	6.59%

FICO	620	637

Loan-to-value (LTV)	90%	81%

Occupancy
Owner Occupied	N/A	96%
Investor	N/A	4%
Secondary	N/A	0%

Property Type
Single family	N/A	79%
Manufactured housing	N/A	15%
Multi-family/mixed use/other	N/A	6%

The loan factors are generally not observable for the individual loans and the base rates developed by the Company’s internal model are subjective and change as market conditions change.  The impact of the loan coupon on the value of the loan is dependent on whether the loan is clean or reperforming.  A clean loan, with no history of delinquent payments and a relatively high loan interest rate would result in a higher overall value than a reperforming loan which has a history of delinquency.  Similarly, a higher FICO score and a lower LTV ratio results in increases in the fair market value of the loan and a lower FICO score and a higher LTV ratio results in a lower value.

Property types also affect the overall loan values.  Property types include single family, manufactured housing and multi-family/mixed use and other types of properties.  Single family homes represent properties which house only one family unit.  Manufactured homes include mobile homes and modular homes.  Loan value for properties that are investor or secondary homes have a reduced value as compared to the baseline loan value.  Additionally, single family homes will result in an increase to the loan value where manufactured and multi-family/mixed use and other properties will result in a decrease to the loan value, as compared to the baseline.

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2014 and 2013.

	December 31, 2014
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	626,112	626,100
Repurchase agreements	2	(8,455,381)	(8,473,836)
Securitized debt, collateralized by Non-Agency RMBS	3	(704,915)	(708,623)
Securitized debt, collateralized by loans held for investment	3	(521,997)	(514,851)

	December 31, 2013
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	783,484	762,550
Repurchase agreements	2	(1,658,561)	(1,660,941)
Securitized debt, collateralized by Non-Agency RMBS	3	(933,732)	(940,712)
Securitized debt, collateralized by loans held for investment	3	(669,981)	(647,628)

6.  Repurchase Agreements

The Company had outstanding $8.5 billion and $1.7 billion of repurchase agreements with weighted average borrowing rates of 0.63% and 0.44% and weighted average remaining maturities of 100 days and 58 days as of December 31, 2014 and 2013, respectively.  At December 31, 2014 and 2013, Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $7.8 billion and $1.7 billion, respectively.  At December 31, 2014, Non-Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $1.5 billion.  There were no Non-Agency RMBS pledged as collateral at December 31, 2013.  The average daily balances of the Company’s repurchase agreements for the years ended December 31, 2014 and 2013 were $5.2 billion and $1.5 billion, respectively. The interest rates of these repurchase agreements are generally indexed to the one-month or the three-month LIBOR rate and re-price accordingly.

At December 31, 2014 and 2013, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Overnight	$-	$-
1-29 days	2,652,717	644,332
30 to 59 days	1,371,856	606,945
60 to 89 days	656,915	-
90 to 119 days	2,068,740	129,049
Greater than or equal to 120 days	1,705,153	278,235
Total	$8,455,381	$1,658,561

At December 31, 2014, the Company had an amount at risk with Credit Suisse First Boston of 10% of its equity related to the collateral posted on repurchase agreements.  At December 31, 2014, the Company did not have any amount at risk under its repurchase agreements greater than 10% of its equity with any other counterparties.  At December 31, 2013, the Company did not have any amount at risk under its repurchase agreements greater than 10% of its equity with any counterparty.

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2014 and 2013 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $4.5 billion and $670 million, respectively of which $4.0 billion as of December 31, 2014, are securitized debt for which the Company has elected the fair value option with changes in fair value reflected in earnings.  The remaining securitized debt is carried at amortized cost.  There was no securitized debt carried at fair value as of December 31, 2013.

During the year ended December 31, 2014, the company recognized a gain of $26 million on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value.  At December 31, 2014 and 2013 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 3.47% and 3.31% respectively.  The debt matures between the years 2023 and 2065.  Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company.  The following table presents the par value of the callable debt by year at December 31, 2014.  There was no callable debt as of December 31, 2013.

December 31, 2014
(dollars in thousands)

Year	Principal
2015	1,431,168
2016	2,270,792
2017	262,094
Total	$3,964,054

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2014 and 2013 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $727 million and $966 million, respectively.    At December 31, 2014 and 2013, the debt carried a weighted average cost of financing equal to 4.28% and 4.26%, respectively.  The debt matures between the years 2035 and 2047.  None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During 2014, the Company acquired securitized debt collateralized by Non-Agency RMBS with an outstanding principal balance of $54 million for $56 million in cash.  This transaction resulted in a loss on the extinguishment of debt of $2 million.  This loss is reflected in earnings for the year ended December 31, 2014.  During 2014, the Company called debt collateralized by loans held for investment with an outstanding principal balance of $220 million for $220 million in cash.  As the debt was carried at and settled at par, no gain or loss was recognized.

The carrying value of securitized debt collateralized by jumbo prime loans is based on its amortized cost, net of premiums or discounts related to sales of senior certificates to third parties.  The carrying value of securitized debt collateralized by seasoned sub-prime residential mortgage loans with a weighted average FICO score of 629 is based on fair value.  The following table presents the estimated principal repayment schedule of the securitized debt at December 31, 2014 and 2013, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Within One Year	$880,367	$370,250
One to Three Years	1,427,236	497,943
Three to Five Years	940,975	264,456
Greater Than Five Years	1,673,634	396,916
Total	$4,922,212	$1,529,565

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

As of December 31, 2014, the Company’s Consolidated Statement of Financial Condition includes consolidated VIEs with $7.9 billion of assets and $5.1 billion of liabilities.  As of December 31, 2013, the Company’s Consolidated Statement of Financial Condition includes consolidated VIEs with $3.8 billion of assets and $1.6 billion of liabilities.

VIE Activity:

SLFMT Trusts

During 2014, the Company acquired the rights to approximately $4.8 billion of seasoned sub-prime residential mortgage loans through the purchase of certain subordinate notes and trust certificates in Springleaf Mortgage Loan Trusts 2011-1, 2012-1, 2012-2, 2012-3, 2013-1, 2013-2 and 2013-3 (“SLFMT Trusts”).  By purchasing these securities, the Company may over time, at its option, terminate the SLFMT Trusts by redeeming all outstanding bonds at par and obtain the underlying mortgage collateral in accordance with each respective trust indenture.  The Company evaluated the SLFMT Trusts and determined that the total equity investment at risk is not sufficient to permit these trusts to finance its activities without additional subordinated financial support provided by another party.  Therefore, the Company concluded that the SLFMT Trusts were VIEs.  The Company further determined that its interests in the SLFMT Trusts gave the Company the power to direct the activity of these VIEs that most significantly impacted their economic performance of the VIEs.  Therefore, the Company concluded that it was the primary beneficiary of the SLFMT Trusts and consolidated the assets and liabilities of the SLFMT Trusts.  The Company eliminated all intercompany interests.  The consolidation of the SLFMT Trusts resulted in the addition of the following amounts, net of eliminations, at the time of acquisition.

SLFMT Trusts
(dollars in thousands)
Assets
Securitized loans held for investment, at fair value	$4,722,825
Other Assets	84,830
Liabilities
Securitized debt at fair value	$4,033,304

During 2014, the secured debt of SLFMT 2011-1 was refinanced by collapsing the Trust holding the assets, contributing the collateral to a new trust and then offering secured debt to third parties in the new trust.  The new trust is a variable interest entity and as the Company continues to exercise power over the most significant activities of the trust, the Company will continue to consolidate the assets and obligations of the new trust.  No gain or loss was recognized on the transaction.  To finance the new trust, the Company issued secured debt of $264 million collateralized by seasoned sub-prime residential mortgage loans held by the new trust.  The Company retained certain interests in the trusts which are eliminated in consolidation.  The obligations of the new trust are callable by the Company after three years from the issuance of the debt.

CSMC 2010-12R/CSMC 2014-4R

During 2014, the Company sold all of its interests in CSMC 2010-12R, a consolidated VIE, to an unrelated third party.  Subsequent to this sale, the purchaser of the interests in this VIE liquidated the VIE and took possession of the underlying securities of the original VIE for the purposes of creating a new re-securitization entity.  The Company agreed to acquire certain interests in the new re-securitization entity, CSMC 2014-4R, collateralized by the underlying securities of the original VIE.  These new interests acquired by the Company were evaluated for consolidation under GAAP.  The Company determined that the acquired interests in the new re-securitization entity represented variable interests in only specified assets of the new re-securitization entity as these specified assets are essentially the only source of payment for the related variable interests of the new re-securitization entity.  As the Company acquired 100% of  certain classes of the new resecuritization entity, it concluded that it was the primary beneficiary of certain specified assets and interests of the new re-securitization entity for which it owned 100% of the class and, therefore, consolidated the assets and liabilities related only to its interests acquired.

As the Company did not repurchase all of the interests in the new re-securitization entity, a gain of $48 million was recognized during 2014 related to the sale of its interests in the previously consolidated VIE which were not repurchased by the Company as part of the new re-securitization entity.  This gain is presented as a Gain on deconsolidation during 2014.  As of December 31, 2014, the balance sheet includes the underlying assets of the original consolidated VIE the Company agreed to repurchase from the new re-securitization entity; therefore, no gain or loss is recognized on that portion of the transaction.  All intercompany balances related to the consolidated interests are eliminated in consolidation.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Assets
Non-Agency RMBS	$2,473,467	$2,981,571
Securitized loans held for investment, net of allowance for loan losses	626,112	783,484
Securitized loans held for investment, at fair value	4,699,215	-
Accrued interest receivable	39,558	17,173
Other Assets	85,880	6,534
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$704,915	$933,732
Securitized debt, collateralized by loans held for investment	521,997	669,981
Securitized debt at fair value, collateralized by loans held for investment	3,868,366	-
Accrued interest payable	16,070	5,278

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands)
Interest income	$428,992	$371,559	$417,351
Interest expense	119,103	95,229	115,880
Net interest income	$309,889	$276,330	$301,471

Total other-than-temporary impairment losses	(3,374)	(4,170)	$(7,619)
Portion of loss recognized in other comprehensive income	(55,392)	(33,749)	(76,699)
Net other-than-temporary credit impairment losses	$(58,766)	$(37,919)	$(84,318)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in unconsolidated VIEs at December 31, 2014, ranged from less than $1 million to $46 million, with an aggregate amount of $931 million. The fair value of the Company’s investments in unconsolidated VIEs at December 31, 2013, ranged from less than $1 million to $42 million, with an aggregate amount of $793 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $822 million at December 31, 2014 and $727 million at December 31, 2013. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

9. Derivative Instruments

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions and Treasury futures. The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest (“pay rate”) in exchange for the right to receive a floating rate of interest (“receive rate”) over a specified period of time. Treasury futures are derivatives which track the prices of specific Treasury securities and are traded on an active exchange. It is generally the Company’s policy to close out any Treasury futures positions prior to taking delivery of the underlying security. The Company uses Treasury futures to lock in prices on the purchase or sale of Agency RMBS and to hedge changes in interest rates on its existing portfolio.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2014 and 2013.

December 31, 2014

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$3,573,000	Derivatives, at fair value, net	$-	Derivatives, at fair value, net	(14,061)
Mortgage Options	200,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	(71)
Swaptions	242,000	Derivatives, at fair value, net	2,889	Derivatives, at fair value, net	(45)
Treasury Futures	1,240,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Total	$5,255,000		$2,889		$(14,177)

December 31, 2013

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$1,355,000	Derivatives, at fair value, net	$-	Derivatives, at fair value	$(30,199)
Treasury Futures	550,000	Derivatives, at fair value, net	8,095	Derivatives, at fair value	-
Total	$1,905,000		$8,095		$(30,199)

As of 2014, the Company has net TBA positions of $742 thousand which will settle in January of 2015. This amount is included in Derivative assets on the Consolidated Statements of Financial Condition as of December 31, 2014.

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income is presented below.

		Net gains (losses) on derivatives

		For the Year Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2014	December 31, 2013	December 31, 2012
(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(84,913)	$23,740	$(9,473)
Interest Rate Swaps	Net realized gains (losses) on derivatives	(52,523)	(21,857)	(20,223)
Mortgage Options	Net unrealized gains (losses) on derivatives	340	-	-
Mortgage Options	Net realized gains (losses) on derivatives	7,505	12,115	-
Treasury Futures	Net unrealized gains (losses) on derivatives	(17,856)	10,629	-
Treasury Futures	Net realized gains (losses) on derivatives	(38,552)	2,029	-
Swaptions	Net unrealized gains (losses) on derivatives	(1,067)	-	-
Swaptions	Net realized gains (losses) on derivatives	(24)	-	-
Other Derivative Assets	Net unrealized gains (losses) on derivatives	-	-	-
Other Derivative Assets	Net realized gains (losses) on derivatives	742	-	-
Total		$(186,348)	$26,656	$(29,696)

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2014 was 2.26% and the weighted average receive rate was 0.24%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2013 was 1.81% and the weighted average receive rate was 0.17%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2012 was 1.81% and the weighted average receive rate was 0.21%. The weighted average maturity on the Company's interest rate swaps at December 31, 2014, 2013 and 2012 is 6 years, 2 years and 2 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. Cleared swaps are fair valued using internal pricing models and compared to the exchange market values. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at December 31, 2014 is approximately $121 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10. Common Stock

On January 28, 2011 the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”). The Company did not sell any shares of its common stock under the equity distribution agreement during the years ended December 31, 2014 and 2013. On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”). The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC. There were no shares issued as a part of the DRSPP during the year ended December 31, 2014 and 2013.

As a result of the Company’s delay in filing its SEC reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), the Company will not be able to issue shares of common stock under the equity distribution agreement or the DRSPP until the Company files an effective shelf registration statement with the SEC.

During the years ended December 31, 2014, 2013 and 2012, the Company declared dividends to common shareholders totaling $370 million, $575 million, and $390 million, respectively, or $0.36, $0.56, and $0.38 per share, respectively.

Earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively, are computed as follows:

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands)
Numerator:
Net income	$589,205	$362,686	$327,767
Effect of dilutive securities:	-	-	-
Dilutive net income available to stockholders	$589,205	$362,686	$327,767

Denominator:
Weighted average basic shares	1,027,250,475	1,027,094,379	1,026,831,033
Effect of dilutive securities	293,372	475,964	668,222
Weighted average dilutive shares	1,027,543,847	1,027,570,343	1,027,499,255

Net income per average share attributable to common stockholders - Basic	$0.57	$0.35	$0.32
Net income per average share attributable to common stockholders - Diluted	$0.57	$0.35	$0.32

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the years ended December 31, 2014 and 2013:

	December 31, 2014
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2013	$990,803	$990,803
OCI before reclassifications	134,113	134,113
Amounts reclassified from AOCI	(78,236)	(78,236)
Net current period OCI	55,877	55,877
Balance as of December 31, 2014	$1,046,680	$1,046,680
	December 31, 2013
	(dollars in thousands)
Balance as of December 31, 2012	$989,936	$989,936
OCI before reclassifications	23,807	23,807
Amounts reclassified from AOCI	(22,940)	(22,940)
Net current period OCI	867	867
Balance as of December 31, 2013	$990,803	$990,803

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income
Unrealized gains and losses on available-for-sale securities	(dollars in thousands)
	$94,382	$68,107	Net realized gains (losses) on sales of investments
	47,846	-	Realized gain on deconsolidation
	(63,992)	(45,167)	Net other-than-temporary credit impairment losses
	$78,236	$22,940	Income before income taxes
	-	-	Income taxes
	$78,236	$22,940	Net of tax

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

On January 2, 2008, the Company granted restricted stock awards in the amount of 1,301,000 shares to employees of FIDAC and its affiliates and the Company’s independent directors. The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years. The following table presents information with respect to the Company’s restricted stock awards during the years ended December 31, 2014 and 2013:

	For the Year Ended
	December 31, 2014		December 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	384,000	17.72	586,000	17.72
Granted	222,894	3.32	98,688	3.04
Vested	(291,085)	17.72	(230,779)	17.72
Forfeited	(118,409)	17.72	(69,909)	17.72
Unvested shares outstanding - end of period	197,400	17.72	384,000	17.72

As of December 31, 2014 there was approximately $1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at December 31, 2014. That cost is expected to be recognized over a period of 3 years.

The Company’s independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company. Equity based awards granted to the independent director’s vest during the year of service. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $740 thousand, $300 thousand, and $300 thousand, of stock based compensation to independent directors, respectively. In 2014, the Company’s independent directors had the option of receiving their cash retainer in the form of common stock. In 2014, $320 thousand of the $740 thousand granted was related to independent directors electing to receive their cash retainer in the form of common stock.

13. Income Taxes

For the year ended December 31, 2014, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS’s are subject to federal, state, and local taxes. There were no significant income tax expenses for the years ended December 31, 2014 and 2013.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital. For the years ended December 31, 2014, 2013 and 2012, $0.22, $0.08 and $0.12 of the income distributed in the form of dividends declared is characterized as a return of capital for federal income tax purposes, respectively.

The Company’s effective tax rate differs from its combined federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s 2013, 2012 and 2011 federal, state and local tax returns remain open for examination.

14. Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk. The Company is subject to interest rate risk in connection with its investments in Agency and Non-Agency RMBS, residential mortgage loans, and borrowings under repurchase agreements. When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities. The Company attempts to minimize credit risk through due diligence and asset selection by purchasing loans underwritten to agreed-upon specifications of selected originators as well as on-going portfolio monitoring. The Company has established a whole loan target market including prime and sub-prime borrowers, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan-to-value ratios. These factors are considered to be important indicators of credit risk.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2014 and 2013.

	December 31, 2014
	(dollars in thousands)

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase Agreements	$(8,455,381)	$-	$(8,455,381)	$9,309,738	$-	$854,357
Interest Rate Swaps	(113,597)	99,536	(14,061)	19,340	64,796	70,075
Treasury Futures	(7,227)	7,227	-	-	12,595	1 2,595
Mortgage Options	(71)	-	(71)	-	-	(71)
Swaptions - Gross Liability	(45)	-	(45)	-	-	(45)
Swaptions - Gross Asset	2,889	-	2,889	-	-	2,889
Total Liabilities	$(8,573,432)	$106,763	$(8,466,669)	$9,329,078	$77,391	$939,800
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
(1) Included in other assets

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

On August 8, 2014, the management agreement was amended and restated. Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity. In addition, FIDAC agreed to pay the Company a one-time payment of approximately $24 million to resolve issues raised in derivative demand letters sent to Chimera’s Board of Directors. This amount equals a base management fee equal to 0.75% per annum of gross stockholders’ equity as if it were in effect from January 1, 2012 through November 27, 2012. This payment was received by the Company during 2014 and is included in Other income in the Consolidated Statement of Operations and Comprehensive Income.

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

The management agreement provides that FIDAC will pay all past and future expenses that the Company and/or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation and/or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company and/or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation. The amount paid by FIDAC related to these expenses for the years ended December 31, 2014, 2013 and 2012 is $9 million, $7 million and $5 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

The Company is obligated to reimburse FIDAC for costs incurred on the Company’s behalf under the management agreement. In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations. These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end. FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s Board of Directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts). During the years ended December 31, 2014, 2013 and 2012, reimbursements to FIDAC were not significant.

The Company paid management fees of $33 million, $26 million and $50 million for each of the years ended December 31, 2014, 2013 and 2012, respectively. We also received reimbursements from our Manager of $32 million, $7 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively. None of the reimbursement payments is attributable to the compensation of our named executive officers. Included in the $32 million of reimbursements received in 2014 is a one-time reimbursement of $24 million to resolve issues raised in derivative demand letters sent to Chimera’s Board of Directors. This $24 million is included as an Other (income) expense in the consolidated statement of operations and comprehensive income.

RCap

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”). RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services. RCap may also provide brokerage services to the Company from time to time. During each of the years ended December 31, 2014, 2013 and 2012, fees paid to RCAP were less than $1 million, respectively.

16. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. Management is not aware of any contingencies that require accrual or disclosure as of December 31, 2014 and 2013.

17. Subsequent Events

None

18. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014.

	For the Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$242,455	$190,355	$134,318	$120,667
Less interest expense	65,794	38,886	20,680	22,425
Net interest income	176,661	151,469	113,638	98,242
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,774)	(726)	(3,813)	(400)
Portion of loss recognized in other comprehensive income	(51,347)	(1,264)	(1,534)	(1,134)
Net other-than-temporary credit impairment losses	(55,121)	(1,990)	(5,347)	(1,534)
Net gains (losses) on derivatives	(125,936)	(10,177)	(42,289)	(7,946)
Net unrealized gains (losses) on financial instruments at fair value	9,812	162,921	5,791	15,010
Gain of deconsolidation	-	-	47,846	-
Loss on Extinguishment of Debt	-	-	-	(2,184)
Net realized gains (losses) on sales of investments	23,564	64,107	(4,339)	8,377
Total other expenses	22,494	(11,250)	10,531	9,595
Net income	$6,486	$377,580	$104,769	$100,368
Net income per share-basic and diluted	$0.01	$0.37	$0.10	$0.10
	For the Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$128,062	$130,361	$127,565	$125,795
Less interest expense	21,485	25,074	26,611	28,829
Net interest income	106,577	105,287	100,954	96,966
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,147)	(2,209)	-	-
Portion of loss recognized in other comprehensive income	(20,402)	(14,246)	-	(6,163)
Net other-than-temporary credit impairment losses	(22,549)	(16,455)	-	(6,163)
Net gains (losses) on derivatives	22,361	(3,364)	7,787	(128)
Net unrealized gains (losses) on financial instruments at fair value	(2,416)	(27,874)	(12,974)	(1,013)
Net realized gains (losses) on sales of investments	(4,832)	18,816	54,117	6
Realized losses on principal write-downs of Non-Agency RMBS	(18,316)	-	-	-
Total other expenses	8,514	9,043	6,677	9,865
Net income	$72,311	$67,367	$143,207	$79,801
Net income per share-basic and diluted	$0.07	$0.07	$0.14	$0.08

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CHIMERA INVESTMENT CORPORATION

By:	/s/ Matthew Lambiase
Matthew Lambiase
Chief Executive Officer and President
March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 2, 2015
Matthew Lambiase
/s/ Robert Colligan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
Robert Colligan

/s/ Mark Abrams	Director	March 2, 2015
Mark Abrams

/s/ Paul A. Keenan	Director	March 2, 2015
Paul A. Keenan

/s/ Paul Donlin	Director	March 2, 2015
Paul Donlin

/s/ Gerard Creagh	Director	March 2, 2015
Gerard Creagh

/s/ Dennis Mahoney	Director	March 2, 2015
Dennis Mahoney

/s/ John P. Reilly	Director	March 2, 2015
John P. Reilly

S-1