Form 10-Q
period 2015-03-31
CHIMERA INVESTMENT CORP
filed 2015-05-11
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2015

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

1211 AVENUE OF THE AMERICAS
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2015
Common Stock, $.01 par value	205,581,569

CHIMERA INVESTMENT CORPORATION
FORM 10-Q

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$119,517	$164,620
Non-Agency RMBS, at fair value	3,707,439	3,404,149
Agency RMBS, at fair value	7,163,144	8,441,522
Securitized loans held for investment, net of allowance for loan losses of $0 million and $7 million, respectively	-	626,112
Securitized loans held for investment, at fair value	5,132,902	4,699,215
Receivable for investments sold	962,121	1,572,056
Accrued interest receivable	74,596	71,099
Other assets	171,152	172,601
Derivatives, at fair value, net	9,788	3,631
Total assets (1)	$17,340,659	$19,155,005

Liabilities:
Repurchase agreements, RMBS ($9.3 billion and $9.3 billion pledged as collateral, respectively)	$8,296,224	$8,455,381
Securitized debt, collateralized by Non-Agency RMBS ($2.4 billion and $2.5 billion pledged as collateral, respectively)	671,604	704,915
Securitized debt, collateralized by loans held for investment ($0 million and $626 million pledged as collateral, respectively)	-	521,997
Securitized debt at fair value, collateralized by loans held for investment ($5.1 billion and $4.7 pledged as collateral, respectively)	4,198,192	3,868,366
Payable for investments purchased	489,784	1,845,282
Accrued interest payable	39,371	31,888
Dividends payable	98,679	92,483
Accounts payable and other liabilities	715	2,469
Investment management fees and expenses payable to affiliate	10,368	10,357
Derivatives, at fair value	12,527	14,177
Total liabilities (1)	13,817,464	15,547,315

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 205,576,893 and 205,546,144 shares issued and outstanding, respectively	10,277	10,275
Additional paid-in-capital	3,606,642	3,606,191
Accumulated other comprehensive income	1,005,507	1,046,680
Accumulated deficit	(1,099,231)	(1,055,456)
Total stockholders' equity	$3,523,195	$3,607,690
Total liabilities and stockholders' equity	$17,340,659	$19,155,005

(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities ("VIEs") that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corp.). As of March 31, 2015 and December 31, 2014, total assets of consolidated VIEs were $7,676,037 and $7,924,232, respectively, and total liabilities of consolidated VIEs were $4,885,312 and $5,111,348, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarter Ended
Net Interest Income:	March 31, 2015	March 31, 2014
Interest income (1)	$243,145	$120,667
Interest expense (2)	60,456	22,425
Net interest income	182,689	98,242

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,052)	(400)
Portion of loss recognized in other comprehensive income	(6,763)	(1,134)
Net other-than-temporary credit impairment losses	(7,815)	(1,534)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	4,055	(2,198)
Realized gains (losses) on terminations of interest rate swaps	(68,579)	-
Net realized gains (losses) on derivatives	(42,086)	(5,748)
Net gains (losses) on derivatives	(106,610)	(7,946)
Net unrealized gains (losses) on financial instruments at fair value	(10,425)	15,010
Net realized gains (losses) on sales of investments	29,565	8,377
Loss on Extinguishment of Debt	-	(2,184)
Total other gains (losses)	(87,470)	13,257

Other expenses:
Management fees	10,326	6,221
Expense recoveries from Manager	(1,113)	(681)
Net management fees	9,213	5,540
General and administrative expenses	11,149	4,055
Total other expenses	20,362	9,595

Income before income taxes	67,042	100,370
Income taxes	1	2
Net income	$67,041	$100,368

Net income per share available to common shareholders:
Basic	$0.33	$0.50
Diluted	$0.33	$0.50

Weighted average number of common shares outstanding:
Basic	205,527,476	205,452,523
Diluted	205,566,956	205,517,753

Comprehensive income (loss):
Net income	$67,041	$100,368
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(19,912)	37,503
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	7,815	1,534
Reclassification adjustment for net realized losses (gains) included in net income	(29,076)	(8,377)
Other comprehensive income (loss)	(41,173)	30,660
Comprehensive income	$25,868	$131,028

(1) Includes interest income of consolidated VIEs of $150,618 and $85,211 for the quarters ended March 31, 2015 and 2014 respectively. See Note 8 for further discussion.
(2) Includes interest expense of consolidated VIEs of $46,753 and $20,699 for the quarters ended March 31, 2015 and 2014 respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2013	$10,272	$3,605,241	$990,803	$(1,274,806)	$3,331,510
Net income	-	-	-	100,368	100,368
Other comprehensive income (loss)	-	-	30,660	-	30,660
Proceeds from restricted stock grants	1	65	-	-	66
Common dividends declared, $0.45 per share	-	-	-	(92,454)	(92,454)
Balance, March 31, 2014	$10,273	$3,605,306	$1,021,463	$(1,266,892)	$3,370,150

Balance, December 31, 2014	$10,275	$3,606,191	$1,046,680	$(1,055,456)	$3,607,690
Net income (loss)	-	-	-	67,041	67,041
Cumulative effect of accounting change (1)	-	-	-	(12,137)	(12,137)
Other comprehensive income (loss)	-	-	(41,173)	-	(41,173)
Proceeds from restricted stock grants	2	451	-	-	453
Common dividends declared, $0.48 per share	-	-	-	(98,679)	(98,679)
Balance, March 31, 2015	$10,277	$3,606,642	$1,005,507	$(1,099,231)	$3,523,195

(1) Adoption of ASU No. 2014-13, Measuring the financial Assets and the financial Liabilities as a Consolodiated Collateralized Financing Entity. See Note 2(p), Recent Accounting Pronouncements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net income	$67,041	$100,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(12,897)	(19,791)
Accretion (amortization) of securitized debt discounts/premiums, net	1,384	2,913
Net unrealized losses (gains) on derivatives	(4,055)	2,198
Net realized losses (gains) on option contracts settled	-	308
Proceeds (payments) for derivative sales and settlements	(7,387)	-
Margin (paid) received on derivatives	3,635	-
Net unrealized losses (gains) on financial instruments at fair value	10,425	(15,010)
Net realized losses (gains) on sales of investments	(29,565)	(8,377)
Net other-than-temporary credit impairment losses	7,815	1,534
Loss on extinguishment of debt	-	2,184
Provision for loan losses, net	-	319
Equity-based compensation expense	453	66
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(3,497)	4,674
Decrease (increase) in other assets	(5,082)	(6,862)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(1,754)	(236)
Increase (decrease) in investment management fees and expenses payable to affiliate	11	(294)
Increase (decrease) in accrued interest payable, net	7,483	35
Net cash provided by (used in) operating activities	$34,010	$64,029
Cash Flows From Investing Activities:
Agency RMBS portfolio:
Purchases	$(2,549,198)	$(17,613)
Sales	2,734,874	397,572
Principal payments	343,066	60,367
Non-Agency RMBS portfolio:
Purchases	(478,933)	(136,525)
Sales	109,020	16,234
Principal payments	70,149	81,694
Securitized loans held for investment:
Principal payments	167,400	34,002
Net cash provided by (used in) investing activities	$396,378	$435,731
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$12,717,788	$1,894,296
Payments on repurchase agreements	(12,876,945)	(1,990,937)
Payments on securitized debt borrowings, collateralized by loans held for investment	(189,727)	(32,993)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(34,124)	(53,177)
Repurchase of securitized debt borrowings, collateralized by Non-Agency RMBS	-	(56,072)
Common dividends paid	(92,483)	(297,904)
Net cash provided by (used in) financing activities	$(475,491)	$(536,787)
Net increase (decrease) in cash and cash equivalents	$(45,103)	$(37,027)
Cash and cash equivalents at beginning of period	164,620	77,629
Cash and cash equivalents at end of period	$119,517	$40,602

Supplemental disclosure of cash flow information:
Interest received	$226,749	$102,748
Interest paid	$54,359	$19,477
Management fees and expenses paid to affiliate	$10,315	$6,515

Non-cash investing activities:
Receivable for investments sold	$962,121	$88,536
Payable for investments purchased	$489,784	$176,152
Net change in unrealized gain (loss) on available-for sale securities	$(41,173)	$30,660

Non-cash financing activities:
Common dividends declared, not yet paid	$98,679	$92,454

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

Chimera Investment Corporation (the “Company”) was organized in Maryland on June 1, 2007.  The Company commenced operations on November 21, 2007 when it completed its initial public offering.  The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”).  The Company formed the following wholly-owned qualified REIT subsidiaries:  Chimera Securities Holdings, LLC in July 2008; Chimera Asset Holding LLC and Chimera Holding LLC in June 2009; and Chimera Special Holding LLC in January 2010 which is a wholly-owned subsidiary of Chimera Asset Holding LLC.  In July 2010, the Company formed CIM Trading Company LLC (“CIM Trading”), a wholly-owned taxable REIT subsidiary (“TRS”).  In October 2013, the Company formed Chimera Funding TRS LLC (“CIM Funding TRS”), which is a wholly-owned TRS. In March 2015, the Company formed Chimera Mortgage Securities LLC, which is a wholly-owned qualified REIT subsidiary (“QRS”).

Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.4% of the Company’s common shares as of March 31, 2015.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  All per share amounts, common shares outstanding and restricted shares for the first quarter of 2015 and all prior periods reflect the Company's 1-for-5 reverse stock split, which was effective April 6, 2015.

The consolidated financial statements include, on a consolidated basis, the Company’s accounts, the accounts of its wholly-owned subsidiaries, and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The Company uses securitization trusts considered to be VIEs in its securitization and re-securitization transactions.  VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIEs’ economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.  For VIEs that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIEs’ economic performance may be determined by an entity’s involvement with the design and structure of the VIE.

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

Determining the primary beneficiary of a VIE requires significant judgment.  The Company determined that for the securitizations it consolidates, its ownership of substantially all subordinate interests provides the Company with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE.  In addition, the Company has the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance (“power”) such as rights to direct servicer activity or the Company was determined to have power in connection with its involvement with the purpose and design of the VIE.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at March 31, 2015 and December 31, 2014.

(d) Agency and Non-Agency Mortgage-Backed Securities

The Company invests in mortgage backed securities (“MBS”) representing interests in obligations backed by pools of mortgage loans.  The Company delineates between Agency MBS and Non-Agency MBS as follows: Agency MBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other MBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation. Non-Agency RMBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk.  Repayment of principal and interest on Non-Agency RMBS is subject to the performance of the mortgage loans or MBS collateralizing the obligation.

The Company also invests in Interest Only Agency MBS strips and Non-Agency RMBS strips (“IO MBS strips”).  IO MBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. Interest income on IO MBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium is calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”).  The Company accounts for IO MBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company classifies the majority of its MBS as available-for-sale and records investments at estimated fair value as described in Note 5 of these consolidated financial statements.  The Company includes unrealized gains and losses considered to be temporary on all MBS in Other comprehensive income (“OCI”) in the Consolidated Statements of Operations and Comprehensive Income.  For IO strips and certain other MBS investments, the Company has elected the fair value option and these investments are recorded at estimated fair value and all unrealized gains and losses are included in earnings in the Consolidated Statements of Operations and Comprehensive Income.  From time to time, as part of the overall management of its portfolio, the Company may sell any of its investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations and Comprehensive Income utilizing the average cost method.

The Company’s accounting policy for interest income and impairment related to its MBS is as follows:

Interest Income Recognition

The recognition of interest income on MBS securities varies depending on the characteristics of the security as follows:

Agency MBS and Non-Agency RMBS of High Credit Quality

FASB ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”) is applied to the recognition of interest income for the following securities:

●	Agency MBS
●	Non-Agency RMBS that meet all of the following conditions at the acquisition date (referred to hereafter as “Non-Agency RMBS of High Credit Quality”):

1.	Rated AA or higher by a nationally recognized credit rating agency using the lowest rating available.
2.	The Company expects to collect all of the security’s contractual cash flows.
3.	The security cannot be contractually prepaid such that the Company would not recover substantially all of its recorded investment.

Under ASC 310-20, interest income, including premiums and discounts associated with the acquisition of these securities, is recognized over the life of such securities using the interest method based on the contractual cash flows of the security. In applying the interest method, the Company considers estimates of future principal prepayments in the calculation of the effective yield. Differences that arise between previously anticipated prepayments and actual prepayments received, as well as changes in future prepayment assumptions, result in a recalculation of the effective yield on the security on a quarterly basis. This recalculation results in the recognition of an adjustment to the carrying amount of the security based on the revised prepayment assumptions and a corresponding increase or decrease in reported interest income.

Non-Agency RMBS Not of High Credit Quality

Non-Agency RMBS purchased at a discount and not of high credit quality at the time of purchase are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) or ASC 325-40 (referred to hereafter as “Non-Agency RMBS Not of High Credit Quality”).

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

Interest income on Non-Agency RMBS Not of High Credit Quality is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate for each security of the projected cash flows, which are estimated based on observation of current market information and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. Quarterly, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgments about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either positive changes or adverse changes. For securities accounted for under ASC 325-40, any positive or adverse change in cash flows that does not result in the recognition of an other-than-temporary impairment (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income. For securities accounted for under ASC 310-30, only significant positive changes are reflected prospectively in the effective interest rate used to recognize interest income.  Adverse changes in cash flows expected to be collected are generally treated consistently for MBS accounted for under ASC 325-40 and ASC 310-30, and generally result in recognition of an OTTI with no change in the effective interest rate used to recognize interest income.

Impairment

Considerations Applicable to all MBS

When the fair value of an available-for-sale MBS is less than its amortized cost the security is considered impaired.  On a quarterly basis the Company evaluates its securities for OTTI.  If the Company intends to sell an impaired security, or it is more-likely-than-not that the Company will be required to sell an impaired security before its anticipated recovery, then the Company must recognize an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the measurement date.  If the Company does not intend to sell an impaired security and it is not more-likely-than-not that it would be required to sell an impaired security before recovery, the Company must further evaluate the security for impairment due to credit losses. The credit component of OTTI is recognized in earnings and the remaining or non-credit component is recorded as a component of OCI. Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security and subsequent recovery in fair value may not be adjusted through current earnings.  Subsequent recoveries are amortized into income over the remaining life of the security as an adjustment to yield.

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

The Company’s estimate of the amount and timing of cash flows for its MBS is based on its review of the underlying securities or mortgage loans securing the MBS.  The Company considers historical information available and expected future performance of the underlying securities or mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, general market assessments and dialogue with market participants.  As a result, substantial judgment is used in the Company’s analysis to determine the expected cash flows for its MBS.

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

Investments for which the Company has elected the fair value option are not evaluated for OTTI as all changes in fair value are reflected in earnings.

(e) Securitized Loans Held for Investment

Prime residential mortgage loans:

A portion of the securitized loan portfolio is comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans that are not guaranteed as to repayment of principal or interest.  These securitized loans are serviced and may be modified, in the event of a default, by a third-party servicer.  The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in default, including whether or not to proceed with foreclosure.  These mortgage loans are designated as held for investment.  Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis.  As of January 1, 2015, the securitized loan portfolio comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans is carried at fair value with changes in fair value recorded in earnings.  Prior to January 1, 2015, this loan portfolio was carried at amortized cost, net of the allowance for loan losses.

The allowance for loan losses as of December 31, 2014 was $7 million.  The allowance for loan losses consists of a general reserve and a specific reserve.  The general reserve is based on historical loss rates for pools of loans with similar credit characteristics, adjusted for current trends and market conditions, including current trends in delinquencies and severities.  The specific reserve reflects consideration of loans more than 60 days delinquent, loans in foreclosure and borrowers that have declared bankruptcy.  The specific loan loss provision related to these loans is primarily the difference between the unpaid principal balance and the estimated fair value of the property securing the mortgage, less estimated costs to sell.  Loan modifications made by the servicer are evaluated to determine if they constitute troubled debt restructurings (“TDRs”).  A restructuring of a loan constitutes a TDR if the servicer, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Impairment of a modified loan considered to be a TDR is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate at inception. If the present value of expected cash flows is less than the recorded investment in the loan, an allowance for loan losses is recognized with a corresponding charge to the provision for loan losses.

The Company estimates the fair value of securitized loans as described in Note 5 of these consolidated financial statements.

Seasoned sub-prime residential mortgage loans:

A portion of the securitized loan portfolio is comprised of seasoned sub-prime residential mortgage loans that are not guaranteed as to repayment of principal or interest. These securitized loans are serviced and may be modified, in the event of default, by a third-party servicer.  The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in default, including whether or not to proceed with foreclosure.  These mortgage loans are designated as held for investment.  Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis.  The securitized loan portfolio comprised primarily of seasoned sub-prime residential mortgage loans is carried at fair value with changes in fair value recorded in earnings.  As these loans are carried at fair value, no allowance for loan losses is required.

The Company estimates the fair value of securitized loans as described in Note 5 of these consolidated financial statements.

All residential mortgage loans:

Interest is accrued on all securitized loans held for investment when due.  Interest which is not received at the due date is written off when it becomes delinquent.  Nonrefundable fees and costs related to acquiring the Company’s securitized residential mortgage loans are recognized as expenses over the life of the associated debt using the interest method of amortization.  Income recognition is suspended for loans when, based on information from the servicer, a full recovery of interest or principal becomes doubtful.

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan.  REO is re-categorized from loan to REO when the Company takes legal title of the property.  REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period.  At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss.  The Company recognized a loss of $4 million for the quarter ended March 31, 2015 related to REO which is presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income.  All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan.  Total REO assets at March 31, 2015 and December 31, 2014 is $9 million and $8 million, respectively, and is recorded in other assets on the Company’s consolidated statements of financial condition.

(f) Repurchase Agreements

The Company finances the acquisition of a significant portion of its mortgage-backed securities with repurchase agreements. The Company has evaluated each agreement and has determined that each of the repurchase agreements be accounted for as secured borrowings.

(g) Securitized Debt, collateralized by Non-Agency RMBS and Securitized Debt, collateralized by loans held for investment

Certain re-securitization transactions classified as Securitized Debt, collateralized by Non-Agency RMBS reflect the transfer to a trust of fixed or adjustable rate MBS which are classified as Non-Agency RMBS that pay interest and principal to the debt holders of that re-securitization.  Re-securitization transactions completed by the Company that did not qualify as sales are accounted for as secured borrowings.  The associated securitized debt is carried at amortized cost, net of any unamortized premiums or discounts.

Certain transactions involving residential mortgage loans are accounted for as secured borrowings, and are recorded as Securitized loans held for investment and the corresponding debt as Securitized debt, collateralized by loans held for investment in the Consolidated Statements of Financial Condition.  These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal to the debt holders of that securitization.  As of January 1, 2015, securitized debt, collateralized by loans held for investment, is carried at fair value. Prior to January 1, 2015, securitized debt, collateralized by loans held for investment, was carried at amortized cost.

The Company recognizes interest expense on securitized debt over the expected life of the debt using the interest method with changes in yield reflected in earnings on a prospective basis.  Fees associated with the debt issuance of jumbo prime residential mortgage loans are also amortized using the interest method.  Unamortized fees associated with debt issuance are included in other assets.

The Company estimates the fair value of its securitized debt as described in Note 5 to these consolidated financial statements.

(h) Fair Value Option

Interest-Only MBS:

The Company has elected the fair value option to account for IO MBS strips to simplify the reporting of changes in fair value.  The IO MBS strips are included in MBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations and Comprehensive Income.  Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $290 million and $214 million as of March 31, 2015 and December 31, 2014.  Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $264 million and $186 million as of March 31, 2015 and December 31, 2014.  Interest income reported on all IO securities was $13 million and $10 million for the quarters ended March 31, 2015 and 2014, respectively.

Non-Agency RMBS:

The Company has elected the fair value option for certain interests in MBS which we refer to as the overcollateralization class of the MBS pass through structure.  The cash flows for these holdings are generally subordinate to all other interests of the trusts and generally only pay out funds when certain ratios are met and excess cash holdings, as determined by the trustee, are available for distribution to the overcollateralization class.  Many of the investments in this group have no current cash flows and may not ever pay cash flows, depending on the loss experience of the collateral group supporting the investment.  Estimating future cash flows for this group of MBS investments is highly judgmental and uncertain; therefore, the Company has elected to carry these holdings at fair value with changes in fair value reflected in earnings.

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income.  The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings is $11 million as of March 31, 2015.  There were no Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings as of December 31, 2014.

Securitized Loans Held for Investment:

Upon the adoption of ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity on January 1, 2015, the securitized loans held for investment comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans were carried at fair value.  Therefore, as of January 1, 2015, all securitized loans held for investment are carried at fair value with changes in fair value reflected in earnings.  The Company carries securitized loans held for investment at fair value as it may resecuritize these loans in the future.  Additionally, the fair value option allows both the loans and related financing to be consistently reported at fair value and to achieve operational and valuation simplifications.

Changes in fair value of securitized loans held for investment are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income.

As of December 31, 2014, $626 million of securitized loans held for investment comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans were carried at amortized cost, net of an allowance for loan losses.

Securitized Debt, Collateralized by Loans Held for Investment:

As of January 1, 2015, the Company has elected the fair value option for all of the Company’s securitized debt, collateralized by loans held for investment. The Company has elected fair value option for these financings as it may call or restructure these debt financings in the future.  Additionally, the fair value option allows both the loans and related financing to be consistently reported at fair value and to achieve operational and valuation simplifications.

As of December 31, 2014, $522 million of securitized debt collateralized primarily by non-conforming, single family, owner occupied, jumbo, prime loans were carried at amortized cost.  Upon the adoption of ASU 2014-13 on January 1, 2015, the securitized debt collateralized primarily by non-conforming, single family, owner occupied, jumbo, prime loans were carried at fair value.

Changes in fair value of securitized loans held for investment are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income.

(i) Derivative Financial Instruments

The Company’s investment policies permit it to enter into derivative contracts, including interest rate swaps, swaptions, mortgage options, futures, and interest rate caps to manage its interest rate risk and, from time to time, enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the Consolidated Statements of Financial Condition and measured at fair value.  These derivative financial instrument contracts are not designated as hedges for GAAP; therefore, all changes in fair value are recognized in earnings.  The Company estimates the fair value of its derivative instruments as described in Note 5 of these consolidated financial statements.  Net payments on derivative instruments are included in the Consolidated Statements of Cash Flows as a component of net income.  Unrealized gains (losses) on derivatives are removed from net income to arrive at cash flows from operating activities.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate.  These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and, therefore, the fair value of those derivative contracts are reported net by counterparty.  The credit support annex provisions of the Company’s derivative contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of derivative contracts, it also nets by counterparty any cash collateral exchanged as part of the derivative.

(j) Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

(k) Sales, Securitizations, and Re-Securitizations

The Company periodically enters into transactions in which it sells financial assets, such as MBS, and mortgage loans.  Gains and losses on sales of assets are calculated using the average cost method whereby the Company records a gain or loss on the difference between the average amortized cost of the asset and the proceeds from the sale.  In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets.  These transactions may be recorded as either sales and the assets contributed to the securitization are removed from the Consolidated Statements of Financial Condition and a gain or loss is recognized, or as secured borrowings whereby the assets contributed to the securitization are not derecognized but rather the debt issued by the securitization entity are recorded to reflect the term financing of the assets.  In these securitizations and re-securitizations, the Company may retain senior or subordinated interests in the securitized or re-securitized assets.  In transfers that are considered secured borrowings, no gain or loss is recognized.  Any difference in the proceeds received and the carrying value of the transferred asset is recorded as a premium or discount and amortized into earnings as an adjustment to yield.

(l) Income Taxes

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination.  The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure.  No accruals for penalties and interest were necessary as of March 31, 2015 or 2014.

(m) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period.  Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock. All per share amounts, common shares outstanding and restricted shares for the first quarter of 2015 and all prior periods reflect the Company's 1-for-5 reverse stock split, which was effective April 6, 2015.

(n) Stock-Based Compensation

The Company accounts for stock-based compensation awards granted to the employees of FIDAC and FIDAC’s affiliates at the fair value of the stock-based compensation provided.  The Company measures the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the recipient is reached or the date at which the recipient’s performance is complete. Stock compensation expense related to the grants of stock is recognized over the vesting period of such grants based on the fair value of the stock on each vesting date at which the recipient’s performance is complete.

Compensation expense for equity based awards granted to the Company’s independent directors is recognized pro-rata over the vesting period of such awards, based upon the fair value of such awards at the grant date.

(o) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates in accounting for income recognition and OTTI on Agency and Non-Agency RMBS and IO MBS (Note 3), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4), securitized debt  (Note7) and derivative instruments (Notes 5 and 9).  Actual results could differ materially from those estimates.

(p) Recent Accounting Pronouncements

Interest—Imputation of Interest (Subtopic 835-30)

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issue Costs.  This update changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  As of March 31, 2015, the Company has unamortized debt issuance costs of $4 million.  The guidance in the ASU is effective for the Company as of January 1, 2016.  Early adoption is allowed.  The guidance would be applied retrospectively to all prior periods.  As the unamortized debt issuance costs is not significant, the guidance in this ASU is not expected to have a significant impact on the consolidated financial statements.

Consolidations (Subtopic 810)

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis.  This update affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds.  The guidance in the ASU is effective for the Company as of January 1, 2016.  Early adoption is allowed.  Fees paid to the Company are not significant, therefore, the guidance in this ASU is not expected to have a significant impact on the consolidated financial statements.

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

Consolidations (Subtopic 810)

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  This update provides a measurement alternative for consolidated qualifying collateralized financing entities (CFEs).  The update defines a CFE as a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity. The beneficial interests have contractual recourse only to the related assets of the CFE and are classified as financial liabilities. Under the alternative, the Company may elect to measure both the CFE’s financial assets and financial liabilities using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The guidance is aimed at eliminating the measurement difference that sometimes arises when a CFE’s financial assets and financial liabilities are independently measured at fair value, as required by ASC 820.  The Company adopted the guidance in this standard beginning January 1, 2015.

Upon adoption of this guidance, the Company elected the fair value option for certain consolidated VIEs holding securitized loans held for investment and the related securitized debt which qualified as CFEs.  As the fair value of the securitized debt of these CFEs is more observable, the fair value of the securitized loans will be based on the fair value of the securitized debt.  The adoption of this update resulted in a net reduction in equity of $12 million as of January 1, 2015.   A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments impacted by this standard is included in Note 5 to these consolidated financial statements.

The following table summarized the adjustments made to the Company's consolidated assets, liabilities and equity as of January 1, 2015:

	Effect of accounting standard
	Balance	Reclass to fair value	Fair value adjustment	Total
Assets:	(dollars in thousands)
Securitized loans held for investment, net of allowance for loan losses	$626,112	$(626,112)	$-	$-
Securitized loans held for investment, at fair value	4,699,215	626,112	(19,283)	5,306,501
Total Securitized loans held for investment	$5,325,327	$-	$(19,283)	$5,306,501

Liabilities:
Securitized debt, collateralized by loans held for investment	$521,997	$(521,997)	$-	$-
Securitized debt at fair value, collateralized by loans held for investment	3,868,366	521,997	(7,146)	4,383,217
Total Securitized debt	$4,390,363	$-	$(7,146)	$4,383,217

Total effect of accounting standard on retained earnings			$(12,137)

Transfers and Servicing (Subtopic 860)

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.  The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements.  The ASU defines a repurchase-to-maturity transaction as a repo that (1) settles at the maturity of the transferred financial asset and (2) does not require the transferor to reacquire the transferred financial asset.   In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions.  The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.  The guidance in this update was effective for the Company beginning January 1, 2015, except for the disclosure requirements for transactions accounted for as secured borrowings, which are required to be presented by the Company in the second quarter of 2015.  The adoption of this standard did not have any impact on the consolidated financial statements of the Company.

Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.  This update clarifies when the Company is considered to have obtained physical possession, from an in-substance possession or foreclosure, of a residential real estate property collateralizing a mortgage loan.  Current guidance indicates that the Company should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized when it determines that there has been an in-substance repossession or foreclosure by the Company.  This update defines the term in substance repossession or foreclosure to reduce diversity in interpretation of when such an event occurs.  The guidance in this update was effective for the Company beginning January 1, 2015 and did not have a significant impact on the consolidated financial statements of the Company.

3.  Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO.  The Company also invests in residential and commercial Agency MBS.  Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date.  The total fair value of the Non-Agency RMBS that are held by consolidated re-securitization trusts was $2.4 billion and $2.5 billion at March 31, 2015 and December 31, 2014, respectively.  See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of March 31, 2015 and December 31, 2014, by asset class.

March 31, 2015
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,723,013	$424	$(1,610,813)	$2,112,624	$2,929,431	$817,742	$(935)	$816,807
Senior, interest-only	6,175,346	298,763	-	298,763	283,883	24,105	(38,985)	(14,880)
Subordinated	711,445	11,500	(341,527)	381,418	487,800	108,637	(2,255)	106,382
Subordinated, interest-only	214,350	9,353	-	9,353	6,325	117	(3,145)	(3,028)
Agency MBS
Residential	6,060,500	313,504	-	6,374,004	6,447,127	85,564	(12,441)	73,123
Commercial	432,042	13,166	(1,593)	443,615	451,901	8,958	(672)	8,286
Interest-only	5,888,224	265,304	-	265,304	264,116	3,701	(4,889)	(1,188)
Total	$23,204,920	$912,014	$(1,953,933)	$9,885,081	$10,870,583	$1,048,824	$(63,322)	$985,502

December 31, 2014
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,435,362	$-	$(1,542,907)	$1,892,455	$2,735,780	$843,680	$(355)	$843,325
Senior, interest-only	5,221,937	227,305	-	227,305	207,216	17,378	(37,467)	(20,089)
Subordinated	690,599	-	(344,033)	346,566	454,348	108,091	(309)	107,782
Subordinated, interest-only	216,403	9,577	-	9,577	6,805	194	(2,966)	(2,772)
Agency RMBS
Residential	7,774,266	387,174	(1,624)	8,159,816	8,255,419	108,802	(13,199)	95,603
Interest-only	3,884,523	189,797	-	189,797	186,103	1,326	(5,020)	(3,694)
Total	$21,223,090	$813,853	$(1,888,564)	$10,825,516	$11,845,671	$1,079,471	$(59,316)	$1,020,155

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Balance at beginning of period	$1,534,497	$1,794,577
Purchases	84,753	24,289
Accretion	(69,705)	(77,285)
Reclassification (to) from non-accretable difference	7,182	(13,980)
Sales and deconsolidation	(19,865)	(1,126)
Balance at end of period	$1,536,862	$1,726,475

The table below presents the outstanding principal balance and related amortized cost at March 31, 2015 and December 31, 2014 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	March 31, 2015	December 31, 2014
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,325,335	$3,949,664
End of period	$3,511,739	$3,325,335

Amortized cost:
Beginning of period	$1,741,780	$2,027,738
End of period	$1,876,822	$1,741,780

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.  All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

March 31, 2015
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$107,083	$(935)	8	$-	$-	-	$107,083	$(935)	8
Senior, interest-only	56,227	(9,281)	44	95,551	(29,704)	57	151,778	(38,985)	101
Subordinated	1,785	(2,143)	8	11,721	(112)	3	13,506	(2,255)	11
Subordinated, interest-only	3,721	(3,005)	1	1,358	(140)	3	5,079	(3,145)	4
Agency MBS
Residential	659,701	(3,286)	11	681,541	(9,155)	11	1,341,242	(12,441)	22
Commercial	56,937	(672)	3	-	-	-	56,937	(672)	3
Interest-only	90,386	(3,121)	14	9,643	(1,768)	3	100,029	(4,889)	17
Total	$975,840	$(22,443)	89	$799,814	$(40,879)	77	$1,775,654	$(63,322)	166

December 31, 2014
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$29,789	$(355)	3	$-	$-	-	$29,789	$(355)	3
Senior, interest-only	23,479	(3,066)	24	96,754	(34,401)	53	120,233	(37,467)	77
Subordinated	19,380	(7)	2	11,605	(302)	4	30,985	(309)	6
Subordinated, interest-only	4,373	(2,709)	2	1,074	(257)	2	5,447	(2,966)	4
Agency MBS
Residential	219,808	(198)	7	701,442	(13,001)	11	921,250	(13,199)	18
Interest-only	112,014	(3,616)	12	10,467	(1,404)	3	122,481	(5,020)	15
Total	$408,843	$(9,951)	50	$821,342	$(49,365)	73	$1,230,185	$(59,316)	123

At March 31, 2015, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2015.

Gross unrealized losses on the Company’s Agency pass-through MBS were $13 million at both March 31, 2015 and December 31, 2014. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency pass-through MBS to be credit related.  In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2015 and December 31, 2014, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS IO strips which are accounted for under the fair value option with changes in fair value recorded in earnings) were $3 million and $1 million at March 31, 2015 and December 31, 2014, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters ended March 31, 2015 and 2014 is presented below.

	For the Quarter Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Total other-than-temporary impairment losses	$(1,052)	$(400)
Portion of loss recognized in other comprehensive income (loss)	(6,763)	(1,134)
Net other-than-temporary credit impairment losses	$(7,815)	$(1,534)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI.  The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Cumulative credit loss beginning balance	$507,548	$524,432
Additions:
Other-than-temporary impairments not previously recognized	7,815	1,534
Reductions for securities sold or deconsolidated during the period	(1,319)	(1,670)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	-	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(158)	(2,813)
Cumulative credit loss ending balance	$513,886	$521,483

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs.  The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Quarter Ended
	March 31, 2015	March 31, 2014
Loss Severity
Weighted Average	69%	72%
Range	51% - 78%	43% - 80%

60+ days delinquent
Weighted Average	22%	36%
Range	15% - 33%	17% - 47%

Credit Enhancement (1)
Weighted Average	10%	8%
Range	0% - 18%	0% - 14%

3 Month CPR
Weighted Average	8%	11%
Range	5% - 15%	10% - 11%

12 Month CPR
Weighted Average	8%	12%
Range	3% - 16%	11% - 19%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at March 31, 2015 and December 31, 2014.  IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities.  At March 31, 2015, IO MBS had a net unrealized loss of $19 million and had an amortized cost of $573 million.  At December 31, 2014, IO MBS had a net unrealized loss of $27 million and had an amortized cost of $427 million. The fair value of IOs at March 31, 2015 and December 31, 2014 was $554 million, and $400 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations and Comprehensive Income.

March 31, 2015
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$817,742	$-	$817,742	$(935)	$-	$(935)
Senior, interest-only	-	24,105	24,105	-	(38,985)	(38,985)
Subordinated	108,637	-	108,637	(2,255)	-	(2,255)
Subordinated, interest-only	-	117	117	-	(3,145)	(3,145)
Agency MBS
Residential	85,564	-	85,564	(12,441)	-	(12,441)
Commercial	8,958	-	8,958	(672)	-	(672)
Interest-only	-	3,701	3,701	-	(4,889)	(4,889)
Total	$1,020,901	$27,923	$1,048,824	$(16,303)	$(47,019)	$(63,322)

December 31, 2014
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$843,680	$-	$843,680	$(355)	$-	$(355)
Senior, interest-only	-	17,378	17,378	-	(37,467)	(37,467)
Subordinated	108,091	-	108,091	(309)	-	(309)
Subordinated, interest-only	-	194	194	-	(2,966)	(2,966)
Agency MBS
Residential	108,802	-	108,802	(13,199)	-	(13,199)
Interest-only	-	1,326	1,326	-	(5,020)	(5,020)
Total	$1,060,573	$18,898	$1,079,471	$(13,863)	$(45,453)	$(59,316)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,723,013	$56.75	$78.68	3.9%	14.6%
Senior, interest-only	$6,175,346	$4.84	$4.60	1.7%	13.0%
Subordinated	$711,445	$53.61	$68.56	3.1%	13.2%
Subordinated, interest-only	$214,350	$4.36	$2.95	0.8%	9.4%
Agency MBS
Residential pass-through	$6,060,500	$105.17	$106.38	3.9%	2.4%
Commercial pass-through	$432,042	$102.68	$104.60	4.0%	4.1%
Interest-only	$5,888,224	$4.51	$4.49	1.0%	5.9%

(1) Bond Equivalent Yield at period end.

	December 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,435,362	$55.09	$79.63	4.3%	15.9%
Senior, interest-only	$5,221,937	$4.35	$3.97	1.6%	14.4%
Subordinated	$690,599	$50.18	$65.79	3.1%	10.6%
Subordinated, interest-only	$216,403	$4.43	$3.14	0.9%	9.2%
Agency MBS
Pass-through	$7,774,266	$104.96	$106.19	4.0%	3.2%
Interest-only	$3,884,523	$4.89	$4.79	0.9%	3.1%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
AAA	0.7%	0.9%
AA	0.4%	0.4%
A	0.0%	0.0%
BBB	0.3%	0.4%
BB	2.6%	1.9%
B	4.7%	5.6%
Below B or not rated	91.3%	90.8%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities.  Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.  The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2015 and December 31, 2014 according to their estimated weighted-average life classifications.  The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS.  The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

March 31, 2015
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$823	$416,994	$1,637,858	$873,756	$2,929,431
Senior interest-only	1,062	60,607	157,264	64,950	283,883
Subordinated	-	55,323	285,019	147,458	487,800
Subordinated interest-only	-	-	5,080	1,245	6,325
Agency MBS
Residential	-	6,380,492	66,635	-	6,447,127
Commercial	-	-	30,401	421,500	451,901
Interest-only	-	86,305	177,811	-	264,116
Total fair value	$1,885	$6,999,721	$2,360,068	$1,508,909	$10,870,583
Amortized cost
Non-Agency RMBS
Senior	$472	$325,679	$1,187,714	$598,759	$2,112,624
Senior interest-only	1,821	70,303	164,522	62,117	298,763
Subordinated	-	42,109	218,386	120,923	381,418
Subordinated interest-only	-	-	8,225	1,128	9,353
Agency MBS
Residential	-	6,310,311	63,693	-	6,374,004
Commercial	-	-	29,883	413,732	443,615
Interest-only	-	85,793	179,511	-	265,304
Total amortized cost	$2,293	$6,834,195	$1,851,934	$1,196,659	$9,885,081

December 31, 2014
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$1,656	$306,309	$1,678,226	$749,589	$2,735,780
Senior interest-only	515	60,403	110,800	35,498	207,216
Subordinated	-	80,414	245,438	128,496	454,348
Subordinated interest-only	-	-	5,447	1,358	6,805
Agency MBS
Residential	-	4,237,658	3,781,890	235,871	8,255,419
Interest-only	-	82,994	103,109	-	186,103
Total fair value	$2,171	$4,767,778	$5,924,910	$1,150,812	$11,845,671
Amortized cost
Non-Agency RMBS
Senior	$1,205	$255,009	$1,129,932	$506,309	$1,892,455
Senior interest-only	1,294	65,291	124,996	35,724	227,305
Subordinated	-	58,448	188,502	99,616	346,566
Subordinated interest-only	-	-	8,413	1,164	9,577
Agency MBS
Residential	-	4,173,986	3,750,831	234,999	8,159,816
Interest-only	-	83,659	106,138	-	189,797
Total amortized cost	$2,499	$4,636,393	$5,308,812	$877,812	$10,825,516

The Non-Agency RMBS portfolio is subject to credit risk.  The Company seeks to mitigate credit risk through its asset selection process.  The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages.  An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios.  The Company periodically reviews and evaluates its criteria for certain types of mortgages.  Beginning in the third quarter of 2014, the Company revised its criteria for Alt-A mortgage securities to include Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.  This change was made to conform the Company’s definition more closely to industry standards.  At March 31, 2015 and December 31, 2014, 66% and 65% of the Non-Agency RMBS collateral was classified as Alt-A, respectively.  At March 31, 2015 and December 31, 2014, 19% and 24% of the Non-Agency RMBS collateral was classified as prime, respectively.  The remaining Non-Agency RMBS collateral is classified as sub-prime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
Weighted average maturity (years)		24.7		22.5
Weighted average amortized loan to value (1)		71.4%		67.5%
Weighted average FICO (2)		693		679
Weighted average loan balance (in thousands)		$323		$332
Weighted average percentage owner occupied		81.7%		83.0%
Weighted average percentage single family residence		75.6%		65.5%
Weighted average current credit enhancement		1.7%		1.7%
Weighted average geographic concentration of top four states	CA	32.1%	CA	31.7%
	FL	8.3%	FL	8.4%
	NY	7.4%	NY	7.8%
	NJ	2.2%	NJ	2.9%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2015 and December 31, 2014.

Origination Year	March 31, 2015	December 31, 2014
1999	0.1%	0.2%
2000	0.6%	0.6%
2001	1.8%	2.1%
2002	0.4%	0.4%
2003	2.2%	2.5%
2004	3.7%	3.9%
2005	21.4%	20.4%
2006	31.0%	28.5%
2007	35.4%	37.6%
2008	2.0%	2.1%
2013	0.7%	0.9%
2014	0.7%	0.8%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income.  The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2015 and 2014 are as follows:

	For the Quarter Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Proceeds from sales	$2,241,617	$100,256

Gross realized gains	30,296	8,469
Gross realized losses	(731)	(92)
Net realized gain	$29,565	$8,377

Included in the gross realized gains for the quarter ended March 31, 2015 in the table above are exchanges of securities with a fair value of $7 million where the Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset.  These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $3 million reflected in earnings.

4.  Securitized Loans Held for Investment

The Securitized loans held for investment is comprised of two portfolios.  The first portfolio is comprised of loans collateralized by non-conforming, single family, owner occupied, jumbo, prime residential mortgages.  The second portfolio is comprised primarily of loans collateralized by seasoned sub-prime residential mortgages.

At March 31, 2015, all securitized loans held for investment are carried at fair value.  See Note 5 to our Consolidated Financial Statements for a discussion on how the Company determines the fair values of the securitized loans held for investment.  As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision.  At December 31, 2014, $626 million of securitized loans held for investment comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans were carried at amortized cost, net of an allowance for loan losses.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at fair value at March 31, 2015 and December 31, 2014:

	For the Quarter Ended	For the Year Ended
	March 31, 2015	December 31, 2014
	(dollars in thousands)
Balance, beginning of period(1)	$5,306,501	$-
Purchases	-	4,722,824
Principal paydowns	(167,400)	(173,597)
Net periodic amortization (accretion)	8,393	5,028
Change in fair value	(14,592)	144,960
Balance, end of period	$5,132,902	$4,699,215

(1) Includes Securitized loans held for investment of $607 million for which the fair value option election was made beginning January 1, 2015.

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Jumbo prime residential mortgage loans

The securitized loan portfolio collateralized by jumbo prime residential mortgages were originated during the following years:

Origination Year	March 31, 2015	December 31, 2014
2004	0.1%	0.9%
2007	8.5%	8.1%
2008	7.3%	7.0%
2009	0.2%	0.2%
2010	5.8%	6.3%
2011	35.6%	35.4%
2012	42.5%	42.1%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized primarily of non-conforming, single family, owner occupied, jumbo, prime mortgages follows:

	March 31, 2015		December 31, 2014
Number of loans		817		869
Weighted average maturity (years)		26.4		26.4
Weighted average loan to value (1)		70.9%		71.6%
Weighted average FICO (2)		766		766
Weighted average loan balance (in thousands)		$703		$716
Weighted average percentage owner occupied		94.7%		95.0%
Weighted average percentage single family residence		70.0%		71.0%
Weighted average geographic concentration of top five states	CA	34.4%	CA	34.8%
	NJ	5.8%	NJ	5.6%
	VA	5.6%	VA	5.5%
	MD	5.2%	MD	5.1%
	TX	5.1%	NY	5.1%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the outstanding principal balance of the jumbo prime loans which are 30 days delinquent and greater as reported by the servicer at March 31, 2015 and December 31, 2014.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
March 31, 2015	$2,681	$933	$3,167	-	$4,487	$473	$11,741
December 31, 2014	$2,621	$565	$988	-	$7,152	-	$11,326

The fair value of the jumbo prime residential mortgage loans 90 days or more past due is $4 million as of March 31, 2015.

Seasoned sub-prime residential mortgage loans

The securitized loan portfolio collateralized by seasoned sub-prime residential mortgages originated during the following years:

Origination Year	March 31, 2015	December 31, 2014
2002 and prior	6.0%	6.0%
2003	4.3%	4.4%
2004	12.2%	12.3%
2005	20.6%	20.6%
2006	18.2%	18.2%
2007	26.5%	26.3%
2008	9.9%	9.9%
2009	1.2%	1.2%
2010 and later	1.1%	1.1%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized by seasoned sub-prime residential mortgages follows:

	March 31, 2015		December 31, 2014
Number of loans		56,764		58,170
Weighted average maturity (years)		22		22
Weighted average loan to value (1)		80.3%		80.3%
Weighted average FICO (1)		629		629
Weighted average loan balance (in thousands)		$79		$79
Weighted average percentage owner occupied		95.8%		95.8%
Weighted average percentage single family residence		73.6%		73.6%
Weighted average geographic concentration of top five states	CA	9.3%	CA	9.3%
	FL	7.1%	FL	7.0%
	NC	7.0%	NC	7.0%
	VA	6.4%	VA	6.4%
	OH	6.0%	OH	6.0%

(1) As provided by the Trustee
The following table summarizes the outstanding principal balance of the loan portfolio consisting of seasoned sub-prime residential mortgage loans which are 30 days delinquent and greater as reported by the servicer at March 31, 2015 and December 31, 2014.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
March 31, 2015	$179,242	$62,986	$199,743	$145,372	$114,043	$19,598	$720,984
December 31, 2014	$226,154	$92,363	$192,245	$154,279	$80,148	$16,556	$761,745

The fair value of seasoned sub-prime residential mortgage loans 90 days or more past due is $317 million as of March 31, 2015.

Securitized loans held for investment, net of allowance for loan losses

As of December 31, 2014, $626 million of securitized loans held for investment comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans were carried at amortized cost, net of an allowance for loan losses of $7 million.

The prime jumbo securitized loans held for investment for which the Company has not elected the fair value option are carried at amortized cost which is their principal balance outstanding, plus unamortized premiums, less unaccreted discounts and an allowance for loan losses. The following table provides a summary of the changes in the carrying value of these securitized loans held for investment at December 31, 2014:

For the Year Ended
December 31, 2014
(dollars in thousands)
Balance, beginning of period	$783,484
Principal paydowns	(153,063)
Net periodic amortization (accretion)	(4,541)
Change to loan loss provision	232
Balance, end of period	$626,112

The following table represents the Company’s prime jumbo securitized residential mortgage loans held for investment which are carried at amortized cost at December 31, 2014:

December 31, 2014
(dollars in thousands)
Securitized loans, at amortized cost	$633,386
Less: allowance for loan losses	7,274
Securitized loans held for investment	$626,112

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio carried at amortized cost at March 31, 2014:

For the Quarter Ended
March 31, 2014
(dollars in thousands)
Balance, beginning of period	$9,063
Provision for loan losses	319
Charge-offs	(365)
Balance, end of period	$9,017

The Company has established an allowance for loan losses related to jumbo prime securitized loans carried at amortized cost that is composed of a general and specific reserve.  The balance in the allowance for loan losses related to the general reserve and specific reserve at December 31, 2014 was $3 million and $4 million, respectively.

The total unpaid principal balance of impaired loans for which the Company established a specific reserve was $22 million at December 31, 2014.  The Company’s recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2014 was $16 million.  The total unpaid principal balance of non-impaired loans for which the Company established a general reserve was $600 million at December 31, 2014.  The Company’s recorded investment in non-impaired loans for which there is a related general reserve for credit losses was $610 million at December 31, 2014.  Interest income on impaired loans carried at amortized cost was not significant.

With the exception of its ability to approve certain loan modifications, the Company is not involved with the servicing or modification of the jumbo prime loans held for investments which are carried at amortized cost.  The servicer of the respective securitization is responsible for servicing and modifying these loans.  The Company is required to make certain assumptions in accounting for these loans due to the limitation of information available to the Company.  The following table presents the loans that were modified by the servicer during the years ended December 31, 2014:

	Number of Loans Modified During Period	Unpaid Principal Balance of Modified Loans (Pre- modification)	Unpaid Principal Balance of Modified Loans (Post- modification)	Amortized Cost of Modified Loans	Amortized Cost of Modified Loans For Which There is an Allowance for Loan Losses	Amortized Cost of Modified Loans For Which There is No Allowance for Loan Losses
(dollars in thousands)
December 31, 2014	2	$1,139	$1,256	$1,173	$1,173	$0

Loans are modified by the servicer as a method of loss mitigation.  Based on the information available, during the year ended December 31, 2014, the Company determined that all loans carried at amortized cost which were modified by the servicer were considered TDRs, as defined under GAAP. A TDR is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than are otherwise available in the current market. All loan modifications during the year ended December 31, 2014 included a reduction of the stated interest rates.  Loans modified by the servicer have been individually assessed for impairment and measurement of impairment is based on the excess of the recorded investment in the loan over the present value of the expected cash flows, post modification, discounted at the loan’s effective interest rate at inception.  As all loans are carried at fair value as of March 31, 2015, there is no longer a reserve for losses related to TDRs as of March 31, 2015.

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

A description of the methodologies utilized by the Company to estimate the fair value of its financial instruments by instrument class follows:

Agency MBS and Non-Agency RMBS

The Company determines the fair value of all of its investment securities based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, delinquency, expected losses, expected default severity, credit enhancement, and other pertinent factors.  To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, the Company compares the fair values generated by the model to non-binding independent prices provided by two independent third party pricing services.  For certain highly liquid asset classes, such as Agency fixed-rate pass-through bonds, the Company’s valuations are also compared to quoted prices for To-Be-Announced (“TBA”) securities.

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate.  If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established.  At March 31, 2015 and December 31, 2014, all differences between the model generated prices and the third party prices were within the derived predetermined threshold for the period.

The Company’s estimate of prepayment, default and severity curves all involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency RMBS fair value estimates Level 3 inputs in the fair value hierarchy. As the fair values of Agency MBS are more observable, these investments are classified as level 2 in the fair value hierarchy.

Securitized Loans Held for Investment

Securitized loans consisting of seasoned sub-prime residential mortgage loans:

The Company estimates the fair value of its securitized loans held for investment consisting of seasoned sub-prime residential mortgage loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market.  The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan.  These loan factors include:  loan coupon as compared to coupon currently available in the market, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors.  A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate.  Generally, the most significant impact on loan value is the loan interest rate as compared to interest rates currently available in the market and delinquency history.  These two factors are based on relevant observable inputs.

The Company also monitors market activity to identify trades which may be used to compare internally developed prices; however, as the portfolio of loans held at fair value is a seasoned sub-prime pool of mortgage loans, comparable loan pools are not common or directly comparable.  There are limited transactions in the market place to develop a comprehensive direct range of values.  However, if market data becomes available, the Company will compare this data to the internally developed prices to ensure reasonableness of the valuation.

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

If the internally developed fair values of the loan pools differ from the independent prices provided by greater than a predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains certain inputs used by the third party pricing services and evaluates them for reasonableness. The Company updates its own model if the Company determines the third party pricing inputs more accurately reflect the current market environment or observed information from the third party vendors. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established.

The Company’s estimates of fair value of securitized loans held for investment involve management judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Securitized loans collateralized by jumbo, prime residential mortgages:

The securitized loans collateralized by jumbo, prime residential mortgages are carried at fair value as of March 31, 2015.  The securitized loans are held as part of a consolidated CFE.  A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE.  Accounting guidance for CFEs allow the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities as the fair values of the financial liabilities of the CFE are more observable.  Therefore, the fair value of the securitized loans collateralized by jumbo, prime residential mortgages is based on the fair value of the securitized debt.  See discussion of the fair value of Securitized Debt, collateralized by Loans Held for Investment at fair value below.

As the more observable Securitized debt, collateralized by loans held for investment are considered level 3 in the fair value hierarchy, the Securitized loans collateralized by jumbo, prime residential mortgages are also level 3 in the fair value hierarchy.

Securitized Debt, collateralized by Non-Agency RMBS

The Company carries securitized debt, collateralized by Non-Agency RMBS at the principal balance outstanding plus unamortized premiums, less unaccreted discounts recorded in connection with the financing of the loans or RMBS with third parties.  The Company estimates the fair value of securitized debt, collateralized by Non-Agency RMBS by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding.  The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, delinquency, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and other economic factors. This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models.  See the further discussion of the valuation process and benchmarking process in the Agency MBS and Non-Agency RMBS discussion of fair value.

The Company’s estimates of fair value of securitized debt, collateralized by Non-Agency RMBS involve management’s judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Securitized Debt, collateralized by Loans Held for Investment

The Company determines the fair value of securitized debt, collateralized by loans held for investment based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models.  See the further discussion of the valuation process and benchmarking process in the Agency MBS and Non-Agency RMBS discussion of fair value.

The Company’s estimates of fair value of securitized debt, collateralized by loans held for investment involve management’s judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Derivatives

Interest Rate Swaps and Swaptions

The Company determines the fair value of its interest rate swaps and swaptions based on the net present value of future cash flows of the swap or swaption.  The Company compares its own estimate of fair value to dealer quotes received to evaluate for reasonableness.  The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps and swaptions are modeled by the Company by incorporating such factors as the term to maturity, Treasury curve, overnight index swap rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified the characteristics used to determine the fair value of interest rate swaps as Level 2 inputs in the fair value hierarchy.

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

Short-term Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, dividends payable, payable for securities purchased and accrued interest payable are considered to be a reasonable estimate of fair value due to the short term nature and low credit risk of these short-term financial instruments.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2015 and December 31, 2014 is presented below.

March 31, 2015
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$-	$-	$3,707,439		$3,707,439
Agency RMBS, at fair value	-	7,163,144	-	-	7,163,144
Securitized loans held for investment, at fair value	-	-	5,132,902		5,132,902
Derivatives	-	9,788	-	-	9,788

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(4,198,192)	-	(4,198,192)
Derivatives	(12,136)	(103,241)	(1)	102,851	(12,527)
Total	$(12,136)	$7,069,691	$4,642,148	$102,851	$11,802,554

December 31, 2014
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$-	$-	$3,404,149	$-	$3,404,149
Agency RMBS, at fair value	-	8,441,522	-	-	8,441,522
Securitized loans held for investment, at fair value	-	-	4,699,215	-	4,699,215
Derivatives		4,798		(1,167)	3,631

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(3,868,366)	-	(3,868,366)
Derivatives	(7,227)	(113,679)	(71)	106,800	(14,177)
Total	$(7,227)	$8,332,641	$4,234,927	$105,633	$12,665,974

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at March 31, 2015 and December 31, 2014.

Fair Value Reconciliation, Level 3

	For the Quarter Ended
	March 31, 2015
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,404,149	$(71)	$5,306,501	$(4,383,217)	$4,327,362
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Purchases	486,561	-	-	-	486,561
Principal payments	(70,149)	-	(167,400)	189,727	(47,822)
Sales and Settlements	(116,676)	(565)	-	-	(117,241)
Accretion of purchase discounts	31,266	-	8,393	1,644	41,303
Gains (losses) included in net income
Other than temporary credit impairment losses	(7,815)	-	-	-	(7,815)
Realized gains (losses) on sales and settlements	3,066	412	-	-	3,478
Net unrealized gains (losses) included in income	4,045	224	(14,592)	(6,346)	(16,669)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(27,008)	(1)	-	-	(27,009)
Ending balance Level 3 assets	$3,707,439	$(1)	$5,132,902	$(4,198,192)	$4,642,148

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

There were no transfers to or from Level 3 for the quarter ended March 31, 2015 and the year ended December 31, 2014.

Sensitivity of Significant Inputs – Non-Agency RMBS and securitized debt, collateralized by loans held for investment

The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and securitized debt are the weighted average discount rates, constant prepayment speed (“CPR”), cumulative default rate, and the loss severity.

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

Loss severity rates reflect the amount of loss expected from a foreclosure and liquidation of the underlying collateral in the mortgage loan pool.  When a mortgage loan is foreclosed the collateral is sold and the resulting proceeds are used to settle the outstanding obligation.  In many circumstances, the proceeds from the sale do not fully repay the outstanding obligation.  In these cases a loss is incurred by the lender.  Loss severity is used to predict how costly future losses are likely to be.  An increase in loss severity results in a decrease in expected future cash flows.  A decrease in loss severity results in an increase in expected future cash flows.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of March 31, 2015 and December 31, 2014 follows:

	March 31, 2015				December 31, 2014
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	4.7%	1% - 12%	0% - 30%	50% - 85%	4.7%	1% - 12%	0% - 29%	50% - 85%
Senior interest-only	11.6%	1% - 28%	0% - 30%	50% - 85%	14.4%	1% - 25%	0% - 32%	50% - 85%
Subordinated	5.6%	1% - 21%	0% - 21%	10% - 100%	5.8%	1% - 16%	0% - 19%	10% - 78%
Subordinated interest-only	21.9%	2% - 12%	0% - 13%	50% - 61%	22.0%	1% - 10%	0% - 14%	50% - 65%
RMBS transferred to consolidated VIEs	4.2%	1% - 14%	0% - 29%	50% - 85%	4.6%	1% - 16%	0% - 31%	50% - 85%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value as of March 31, 2015 and December 31, 2014 follows:

	March 31, 2015			December 31, 2014
	Significant Inputs			Significant Inputs
	CPR	CDR	Loss Severity	CPR	CDR	Loss Severity
	Range	Range	Range	Range	Range	Range
Securitized debt at fair value, collateralized by loans held for investment	3% - 26%	0% - 13%	50% - 74%	3% - 8%	0% - 9%	50% - 73%

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

Sensitivity of Significant Inputs – Securitized loans held for investment

The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment collateralized by seasoned sub-prime residential mortgage loans, as of March 31, 2015 and December 31, 2014 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type.  A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment at fair value as of March 31, 2015 and December 31, 2014 follows:

	March 31, 2015		December 31, 2014
	Significant Inputs		Significant Inputs
	Base Rate	Weighted Average/Percent of loan pool	Base Rate	Weighted Average/Percent of loan pool

Factor:
Coupon
Clean	4.4%	7.0%	4.4%	6.6%
Reperforming	5.3%	7.1%	5.3%	6.6%

FICO	620	629	620	637

Loan-to-value (LTV)	90%	80%	90%	81%

Occupancy
Owner Occupied	N/A	96%	N/A	96%
Investor	N/A	4%	N/A	4%
Secondary	N/A	0%	N/A	0%

Property Type
Single family	N/A	79%	N/A	79%
Manufactured housing	N/A	15%	N/A	15%
Multi-family/mixed use/other	N/A	6%	N/A	6%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

	March 31, 2015
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	(8,296,224)	(8,312,325)
Securitized debt, collateralized by Non-Agency RMBS	3	(671,604)	(671,385)

	December 31, 2014
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	626,112	626,100
Repurchase agreements	2	(8,455,381)	(8,473,836)
Securitized debt, collateralized by Non-Agency RMBS	3	(704,915)	(708,623)
Securitized debt, collateralized by loans held for investment	3	(521,997)	(514,851)

6.  Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly.  The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of March 31, 2015 and December 31, 2014 is:

	March 31, 2015	December 31, 2014
Repurchase agreements outstanding (in thousands)	$8,296,224	$8,455,381
Average Daily Balance	8,315,355	8,247,722
Weighted average borrowing rate	0.68%	0.63%
Weighted average maturity	65 Days	100 Days
RMBS pledged as collateral at fair value (in thousands)
Agency	$7,420,904	$7,822,554
Non-Agency	1,853,506	1,487,184

At March 31, 2015 and December 31, 2014, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Overnight	$-	$-
1 to 29 days	5,614,649	2,652,717
30 to 59 days	688,176	1,371,856
60 to 89 days	774,529	656,915
90 to 119 days	-	2,068,740
Greater than or equal to 120 days	1,218,870	1,705,153
Total	$8,296,224	$8,455,381

At March 31, 2015 and December 31, 2014, the Company had an amount at risk with Credit Suisse First Boston of 10% of its equity related to the collateral posted on repurchase agreements.  There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of March 31, 2015 and December 31, 2014.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2015 and December 31, 2014 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $693 million and $727 million, respectively.    At March 31, 2015 and December 31, 2014, the debt carried a weighted average cost of financing equal to 4.17% and 4.28%, respectively.  The debt matures between the years 2035 and 2047.  None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the quarter ended March 31, 2014, the Company acquired securitized debt collateralized by Non-Agency RMBS with an outstanding principal balance of $54 million for $56 million in cash.  This transaction resulted in a loss on the extinguishment of debt of $2 million.  This loss is reflected in earnings for the quarter ended March 31, 2014.

The following table presents the estimated principal repayment schedule of the securitized debt at March 31, 2015 and December 31, 2014, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Within One Year	$165,862	$175,713
One to Three Years	197,637	220,995
Three to Five Years	105,833	112,779
Greater Than Five Years	99,649	96,266
Total	$568,981	$605,753

Maturities of the Company’s securitized debt are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments or loan losses are experienced.  See Notes 3 for a more detailed discussion of the securities collateralizing the securitized debt.

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2015 and December 31, 2014 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $4.3 billion and $4.5 billion, respectively.  During the quarter ended March 31, 2015, the company recognized a loss of $6 million on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value.  The Company did not have any securitized debt carried at fair value during the quarter ended March 31, 2014.

At March 31, 2015 and December 31, 2014 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 3.52% and 3.47% respectively.  The debt matures between the years 2023 and 2065.

The following table presents the estimated principal repayment schedule of the securitized debt at March 31, 2015 and December 31, 2014, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt.  All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Within One Year	$717,657	$704,654
One to Three Years	1,178,490	1,206,241
Three to Five Years	799,472	828,196
Greater Than Five Years	1,436,776	1,577,368
Total	$4,132,395	$4,316,459

Maturities of the Company’s securitized debt are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments or loan losses are experienced.  See Note 4 for a more detailed discussion of the loans collateralizing the securitized debt.

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company.  The following table presents the par value of the callable debt by year at March 31, 2015.

March 31, 2015
(dollars in thousands)

Year	Principal
2015	1,358,969
2016	2,208,926
2017	251,933
Total	3,819,828

8.  Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has created VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of March 31, 2015, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $7.7 billion and a carrying value of $4.9 billion of liabilities.  As of December 31, 2014, the Company’s Consolidated Statement of Financial Condition includes consolidated VIEs with $7.9 billion of assets and $5.1 billion of liabilities.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches.  The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Assets
Non-Agency RMBS, at fair value	$2,419,247	$2,473,467
Securitized loans held for investment, net of allowance for loan losses	-	626,112
Securitized loans held for investment, at fair value	5,132,902	4,699,215
Accrued interest receivable	37,690	39,558
Other Assets	86,198	85,880
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$671,604	$704,915
Securitized debt, collateralized by loans held for investment	-	521,997
Securitized debt at fair value, collateralized by loans held for investment	4,198,192	3,868,366
Accrued interest payable	15,516	16,070

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.

	For the Quarter Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$150,618	$85,211
Interest expense, Non-recourse liabilities of VIEs	46,753	20,699
Net interest income	$103,865	$64,512

Total other-than-temporary impairment losses	$(397)	$-
Portion of loss recognized in other comprehensive income	(6,888)	-
Net other-than-temporary credit impairment losses	$(7,285)	$-

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in unconsolidated VIEs at March 31, 2015, ranged from less than $1 million to $56 million, with an aggregate amount of $1.3 billion. The fair value of the Company’s investments in unconsolidated VIEs at December 31, 2014, ranged from less than $1 million to $46 million, with an aggregate amount of $931 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.2 billion at March 31, 2015 and $822 million at December 31, 2014. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

9.  Derivative Instruments

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, and Treasury futures.  The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest (“pay rate”) in exchange for the right to receive a floating rate of interest (“receive rate”) over a specified period of time.  Treasury futures are derivatives which track the prices of specific Treasury securities and are traded on an active exchange.  It is generally the Company’s policy to close out any Treasury futures positions prior to taking delivery of the underlying security.  The Company uses Treasury futures to lock in prices on the purchase or sale of Agency MBS and to hedge changes in interest rates on its existing portfolio.

In addition to interest rate swaps, from time to time the Company purchases and sells mortgage options.  Mortgage options give the Company the right, but not the obligation, to buy or sell mortgage backed securities at a future date for a fixed price.  The Company uses mortgage options to lock in prices on the purchase or sale of Agency MBS and to enhance investment returns.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS or cash pledged as collateral for these derivative instruments.  The Company periodically monitors the credit profiles of its counterparties to determine if it is exposed to counterparty credit risk.  See Note 14 for further discussion of counterparty credit risk.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2015 and December 31, 2014.

March 31, 2015

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$2,599,900	Derivatives, at fair value, net	$-	Derivatives, at fair value, net	(11,754)
Mortgage Options	200,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	(1)
Swaptions	377,000	Derivatives, at fair value, net	9,788	Derivatives, at fair value, net	(772)
Treasury Futures	850,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Total	$4,026,900		$9,788		$(12,527)

December 31, 2014

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$3,573,000	Derivatives, at fair value, net	$-	Derivatives, at fair value, net	(14,061)
Mortgage Options	200,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	(71)
Swaptions	242,000	Derivatives, at fair value, net	2,889	Derivatives, at fair value, net	(45)
Treasury Futures	1,240,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Total	$5,255,000		$2,889		$(14,177)

As of December 31, 2014, the Company had a net TBA position of $742 thousand which settled in January of 2015. This amount is included in Derivative assets on the Consolidated Statements of Financial Condition as of December 31, 2014.

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income is presented below.

		Net gains (losses) on derivatives
		For the Quarter Ended

Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2015	March 31, 2014
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$9,960	$4,065
Interest Rate Swaps	Net realized gains (losses) on derivatives	(83,746)	(5,650)
Mortgage Options	Net unrealized gains (losses) on derivatives	224	746
Mortgage Options	Net realized gains (losses) on derivatives	412	603
Treasury Futures	Net unrealized gains (losses) on derivatives	(4,908)	(7,009)
Treasury Futures	Net realized gains (losses) on derivatives	(27,454)	(701)
Swaptions	Net unrealized gains (losses) on derivatives	(1,221)	-
Swaptions	Net realized gains (losses) on derivatives	144	-
Other Derivative Assets	Net unrealized gains (losses) on derivatives	-
Other Derivative Assets	Net realized gains (losses) on derivatives	(21)
Total		$(106,610)	$(7,946)

The Company paid $69 million to terminate interest rate swaps with a notional value of $575 million during the quarter ended March 31, 2015.  The terminated swaps had original maturities ranging from 2024 to 2044.  This amount represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2015 was 2.22% and the weighted average receive rate was 0.27%.  The weighted average pay rate on the Company’s interest rate swaps at December 31, 2014 was 2.26% and the weighted average receive rate was 0.24%.  The weighted average maturity on the Company’s interest rate swaps at March 31, 2015 and December 31, 2014 is 6 years and 7 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions.  Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value.  Cleared swaps are fair valued using internal pricing models and compared to the exchange market values. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2015 is approximately $116 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10.  Common Stock

On March 12, 2015, The Company's board of directors approved a 1-for-5 reverse stock split of its common stock. The reverse stock split was effective after the close of trading on April 6, 2015, and the shares of the Company's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange beginning at the opening of trading on April 7, 2015.  As a result of the reverse stock split, every five shares of the Company’s common stock was converted into one share of common stock, reducing the number of issued and outstanding shares of the Company’s common stock from approximately 1.0 billion to approximately 206 million and reducing the number of authorized shares from 1.5 billion to approximately 300 million. No fractional shares were issued in connection with the reverse stock split. Each stockholder who was otherwise entitled to receive a fractional share of the Company’s common stock was entitled to receive a cash payment in lieu of a fractional share. The reverse stock split was not subject to stockholder approval and did not change the par value of the Company's common stock. All common shares, outstanding options and per share amounts for all periods were retroactively adjusted to reflect the reverse stock split.

During the quarters ended March 31, 2015 and 2014, the Company declared dividends to common shareholders totaling $99 million and $92 million, respectively, or $0.48 and $0.45 per share, respectively.

Earnings per share for the quarters ended March 31, 2015 and 2014, respectively, are computed as follows:

	For the Quarter Ended
	March 31, 2015	March 31, 2014

Numerator:
Net income	$67,041	$100,368
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$67,041	$100,368

Denominator:
Weighted average basic shares	205,527,476	205,452,523
Effect of dilutive securities	39,480	65,230
Weighted average diluted shares	205,566,956	205,517,753

Net income per average share attributable to common stockholders - Basic	$0.33	$0.50
Net income per average share attributable to common stockholders - Diluted	$0.33	$0.50

11.  Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the quarters ended March 31, 2015 and 2014:

	March 31, 2015
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2014	$1,046,680	$1,046,680
OCI before reclassifications	(19,912)	(19,912)
Amounts reclassified from AOCI	(21,261)	(21,261)
Net current period OCI	(41,173)	(41,173)
Balance as of December 31, 2014	$1,005,507	$1,005,507

	March 31, 2014
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2013	$990,803	$990,803
OCI before reclassifications	37,503	37,503
Amounts reclassified from AOCI	(6,843)	(6,843)
Net current period OCI	30,660	30,660
Balance as of March 31, 2014	$1,021,463	$1,021,463

The following table presents the details of the reclassifications from AOCI for the quarters ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income
Unrealized gains and losses on available-for-sale securities	(dollars in thousands)
	$29,076	$8,377	Net realized gains (losses) on sales of investments
	(7,815)	(1,534)	Net other-than-temporary credit impairment losses
	$21,261	$6,843	Income before income taxes
	-	-	Income taxes
	$21,261	$6,843	Net of tax

12. Long Term Incentive Plan

On January 2, 2008, the Company granted restricted stock awards in the amount of 260,200 shares, adjusted for the 1-for-5 split, to employees of FIDAC and its affiliates and the Company’s independent directors.  The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees vest quarterly over a period of 10 years.

On February 2, 2015, the Company granted restricted stock awards in the amount of 84,700 shares to employees of FIDAC.  The awards vest annually over a period of two years.

The Company recognized stock based compensation expense of $436 thousand and $50 thousand for the quarters ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 there was approximately $1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at March 31, 2015. That cost is expected to be recognized over a period of approximately 3 years.

13.  Income Taxes

For the quarter ended March 31, 2015 and for the year ended December 31, 2014, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860.  As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions.  The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS’s are subject to federal, state, and local taxes.  There were no significant income tax expenses for the quarters ended March 31, 2015 and 2014.

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

14.  Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk.  The Company is subject to interest rate risk in connection with its investments in Agency MBS and Non-Agency RMBS, residential mortgage loans, and borrowings under repurchase agreements.  When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company attempts to minimize credit risk through due diligence and asset selection by purchasing loans underwritten to agreed-upon specifications of selected originators as well as on-going portfolio monitoring.  The Company has established a whole loan target market including prime and sub-prime borrowers, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan-to-value ratios.  These factors are considered to be important indicators of credit risk.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition.  The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	(dollars in thousands)

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase Agreements	$(8,296,224)	$-	$(8,296,224)	$9,274,411	$5,060	$983,247
Interest Rate Swaps	(102,469)	90,715	(11,754)	10,989	65,601	64,836
Treasury Futures	(12,136)	12,136	-	-	7,382	7,382
Mortgage Options	(1)	-	(1)	-	-	(1)
Swaptions - Gross Liability	(772)	-	(772)	-	-	(772)
Swaptions - Gross Asset	9,788	-	9,788	-	-	9,788
Total Liabilities	$(8,401,814)	$102,851	$(8,298,963)	$9,285,400	$78,043	$1,064,480
(1) Included in other assets

	December 31, 2014
	(dollars in thousands)

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase Agreements	$(8,455,381)	$-	$(8,455,381)	$9,309,738	$-	$854,357
Interest Rate Swaps	(113,597)	99,536	(14,061)	19,340	64,796	70,075
Treasury Futures	(7,227)	7,227	-	-	12,595	12,595
Mortgage Options	(71)	-	(71)	-	-	(71)
Swaptions - Gross Liability	(45)	-	(45)	-	-	(45)
Swaptions - Gross Asset	2,889	-	2,889	-	-	2,889
Total Liabilities	$(8,573,432)	$106,763	$(8,466,669)	$9,329,078	$77,391	$939,800
(1) Included in other assets

15.  Management Agreement and Related Party Transactions

Management Agreement

On August 8, 2014, the management agreement was amended and restated.  Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity from 0.75% of gross stockholders’ equity.  The Company incurred management fee expenses of $10 million and $6 million for each of the quarters ended March 31, 2015 and 2014, respectively.

The management agreement provides for a two year term ending August 7, 2016 and may be automatically renewed for two year terms at each anniversary date unless at least two-thirds of the independent directors or the holders of a majority of the outstanding shares of common stock elects not to renew the agreement in their sole discretion and for any or no reason.  Unless the management agreement is terminated for “cause” or FIDAC terminates the management agreement, in the event that the management agreement is terminated or not renewed, the Company must pay to FIDAC a termination fee equal to two times the average annual management fee, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. FIDAC will continue to provide services under the management agreement for a period not less than 180 days from the date the Company delivers the notice not to renew the management agreement.

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

The management agreement provides that FIDAC will pay all past and future expenses that the Company or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation.  The amount paid by FIDAC related to these expenses for each of the quarters ended March 31, 2015 and 2014 is $1 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

The Company is obligated to reimburse FIDAC for costs incurred on the Company’s behalf under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s Board of Directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the quarters ended March 31, 2015 and 2014, reimbursements to FIDAC were less than $1 million, respectively.

RCap

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”).  RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services.  RCap may also provide brokerage services to the Company from time to time.  During each of the quarters ended March 31, 2015 and 2014, fees paid to RCAP were less than $1 million, respectively.

16.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.  Management is not aware of any contingencies that require accrual or disclosure as of March 31, 2015 and December 31, 2014.

17.  Subsequent Events

Subsequent to March 31, 2015, the Company exercised its call option to retire securitized debt, collateralized by loans held for investment with an unpaid principal amount of $230 million at par.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s (“we” or “our”) financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this quarterly report on Form 10-Q.  All per share amounts, common shares outstanding and restricted shares for the first quarter of 2015 and all prior periods reflect the Company's 1-for-5 reverse stock split, which was effective April 6, 2015.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our 2014 Form 10-K.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a Maryland corporation that commenced operations on November 21, 2007.  We acquire, either directly or indirectly through our subsidiaries, residential mortgage-backed securities, or RMBS, residential mortgage loans, commercial mortgage loans, real estate related securities and various other asset classes.  We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.  FIDAC is a fixed-income investment management company that is registered as an investment adviser with the SEC.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.  FIDAC has a broad range of experience in managing investments in Agency MBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae, Non-Agency RMBS, collateralized debt obligations, or CDOs, and other real estate related investments.

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

Our targeted asset classes and the principal investments we have made and in which we may in the future invest are:

Asset Class	Principal Investments
RMBS	●	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated or lower including non-rated classes

●	Agency MBS, including securities backed by residential and commercial real estate

●	Interest-only (“IO”) MBS

Residential Mortgage Loans	●	Prime mortgage loans, which are mortgage loans that conform to the underwriting guidelines of Fannie Mae and Freddie Mac, which we refer to as Agency Guidelines; and jumbo prime mortgage loans, which are mortgage loans that conform to the Agency Guidelines except as to loan size

	●	Alt-A mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than the documentation standards applied by certain other first lien mortgage loan purchase programs, such as the Agency Guidelines, but have one or more compensating factors such as a borrower with a strong credit or mortgage history or significant assets

	●	Seasoned sub-prime mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than prime mortgage loans and that have borrowers who have credit or mortgage history which would not meet the standards for prime mortgage loans or Alt-A mortgage loans.

	●	Mortgage loans collateralized by manufactured or pre-fabricated homes.

	●	Mortgage loans collateralized by second lien, home equity lines of credit, and other similar financing arrangements.

	●	FHA/VA insured loans, which are mortgage loans that comply with the underwriting guidelines of the Federal Housing Administration (FHA) or Department of Veteran Affairs (VA) and which are guaranteed by the FHA or VA, respectively

	●	Mortgage servicing rights associated with residential mortgage loans, which reflect the value of the future stream of expected cash flows from the contractual rights to service a given pool of residential mortgage loans.

Commercial Mortgage Loans	●
First or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units; and mixed residential or other commercial properties; retail properties; office properties; or industrial properties, which may or may not conform to the Agency Guidelines

Other Asset-Backed Securities	●	CMBS

	●	Debt and equity tranches of CDOs

	●	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated, or lower including non-rated classes

	●	Loans collateralized by commercial real estate, fixed assets and equipment that are part of the small business administration certified development company program.

Hedging Instruments	●	Swaps

	●	Swaptions

	●	Futures

	●	Mortgage options

	●	Index options

We commenced operations in November 2007 and focus our investment activities primarily on acquiring Non-Agency and Agency MBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks.  At March 31, 2015, based on the amortized cost balance of our interest earning assets, approximately 47% of our investment portfolio was Agency MBS, 19% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans.  At December 31, 2014, based on the amortized cost balance of our interest earning assets, approximately 52% of our investment portfolio was Agency MBS, 16% of our investment portfolio was Non-Agency RMBS, and 32% of our investment portfolio was securitized residential mortgage loans.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code.  A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c) (5)).  We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, for the quarter ended March 31, 2015 and the year ended December 31, 2014.  We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the quarters ended March 31, 2015 and for the year ended December 31, 2014.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income.  Therefore, for the quarter ended March 31, 2015 and for the year ended December 31, 2014, we believe that we qualified as a REIT under the Code.

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

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended March 31, 2015, and 2014.

Net Income
(dollars in thousands)
(unaudited)

	For the Quarter Ended
	March 31, 2015	March 31, 2014
Net Interest Income:
Interest income (1)	$243,145	$120,667
Interest expense (2)	60,456	22,425
Net interest income (expense)	182,689	98,242

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,052)	(400)
Portion of loss recognized in other comprehensive income	(6,763)	(1,134)
Net other-than-temporary credit impairment losses	(7,815)	(1,534)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	4,055	(2,198)
Realized gains (losses) on terminations of interest rate swaps	(68,579)	-
Net realized gains (losses) on derivatives	(42,086)	(5,748)
Net gains (losses) on derivatives	(106,610)	(7,946)
Net unrealized gains (losses) on financial instruments at fair value	(10,425)	15,010
Net realized gains (losses) on sales of investments	29,565	8,377
Loss on extinguishment of Debt	-	(2,184)
Total other gains (losses)	(87,470)	13,257

Other expenses:
Management fees	10,326	6,221
Expense recoveries from Manager	(1,113)	(681)
Net management fees	9,213	5,540
General and administrative expenses	11,149	4,055
Total other expenses	20,362	9,595

Income before income taxes	67,042	100,370
Income taxes	1	2
Net income	$67,041	$100,368

Net income per share available to common shareholders:
Basic	$0.33	$0.50
Diluted	$0.33	$0.50

Weighted average number of common shares outstanding:
Basic	205,527,476	205,452,523
Diluted	205,566,956	205,517,753

(1) Includes interest income of consolidated VIEs of $150,618 and $85,211 for the quarters ended March 31, 2015 and 2014 respectively.
(2) Includes interest expense of consolidated VIEs of $46,753 and $20,699 for the quarters ended March 31, 2015 and 2014 respectively.

Our net income decreased by $33 million to $67 million, or $0.33 per average basic common share, for the quarter ended March 31, 2015 as compared to $100 million, or $0.50 per average basic common share, for the quarter ended March 31, 2014.  The decrease in earnings for the quarter ended March 31, 2015 over the same period of 2014 is primarily attributable to a $68 million realized loss on the termination of $525 million notional of interest rate swaps.  There were no realized losses in 2014 for derivative terminations.  In addition to the termination loss, we incurred $36 million additional realized losses on derivatives in the first quarter of 2015 as compared to the same period of 2014.  This loss was offset in part by an increase in net interest income of $84 million in the first quarter of 2015 as compared to the same period of 2014.

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

Rising Interest Rate Environment.  As indicated above, as interest rates rise, prepayment speeds generally decrease.  Rising interest rates, however, increase our financing costs which may result in a net negative impact on our net interest income.  In addition, if we acquire Agency MBS and Non-Agency RMBS collateralized by monthly reset adjustable-rate mortgages, or ARMs, and three- and five-year hybrid ARMs, such interest rate increases could result in decreases in our net investment income, as the increase in our adjustable rate assets may increase slower than our adjustable rate financing.  We expect that our fixed-rate assets would decline in value in a rising interest rate environment and that our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent such assets are financed with floating rate debt.

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

Credit Risk.  One of our strategic focuses is on acquiring distressed Non-Agency RMBS that have been downgraded because of defaults in the mortgages collateralizing such RMBS.  When we acquire such RMBS we attempt to purchase it at a price such that its loss-adjusted return profile is in line with our targeted yields.  We retain the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio as well as all of the Non-Agency MBS.  We attempt to mitigate credit risk in the asset selection process.  Prior to the purchase of investments, we conduct a credit-risk based analysis of the collateral securing our investment that includes examining borrower characteristics, geographic concentrations, current and projected delinquencies, current and projected severities, and actual and expected prepayment speeds among other characteristics to estimate expected losses. We also acquire assets which we believe to be of high credit quality.

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

For re-securitized RMBS transactions and loan securitizations, we present the pre-securitized assets transferred into the consolidated trusts in our Consolidated Statements of Financial Condition as Non-Agency or Securitized loans held for investment.  Post securitization RMBS assets sold are presented as liabilities in our Consolidated Statements of Financial Condition as Securitized debt, collateralized by Non-Agency RMBS and Securitized debt, collateralized by loans held for investment.  We have presented the underlying securities we transferred to the trusts for the calculation of GAAP book value at fair value and recorded the corresponding liability for the notes or certificates sold to third parties at amortized cost or fair value.  Fair value adjustments that are not credit related are recorded in Other comprehensive income. Credit related impairments are deemed other-than-temporary and are recorded in earnings.

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

At March 31, 2015, the difference between GAAP book value and estimated economic book value was determined to be $292 million, or $1.44 per share.  At December 31, 2014, the difference between GAAP book value and estimated economic book value was determined to be $336 million, or $1.65 per share.  This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing on the statement of financial condition.  In these re-securitization transactions, we have generally retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts.  These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts.  As the senior notes pay off, we expect the difference between our economic and our GAAP book value to decrease.  The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of March 31, 2015 and December 31, 2014.

March 31, 2015
(dollars in thousands, except per share data)

GAAP Book Value	$3,523,195
GAAP Book Value per Share	$17.14

Economic Adjustments:
Assets of Consolidated VIEs	(7,552,149)
Non-Recourse Liabilities of Consolidated VIEs	4,869,796
Interests in VIEs eliminated in consolidation	2,390,188

Total Adjustments - Net	(292,165)
Total Adjustments - Net (per share)	1.44

Economic Book Value	$3,231,030
Economic Book Value per Share	$15.70

December 31, 2014
(dollars in thousands, except per share data)

GAAP Book Value	$3,607,690
GAAP Book Value per Share	$17.55

Economic Adjustments:
Assets of Consolidated VIEs	(7,798,794)
Non-Recourse Liabilities of Consolidated VIEs	5,095,278
Interests in VIEs eliminated in consolidation	2,367,953

Total Adjustments - Net	(335,563)
Total Adjustments - Net (per share)	1.65

Economic Book Value	$3,272,127
Economic Book Value per Share	$15.90

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

Portfolio Review

During the quarter ended March 31, 2015, on an aggregate basis, we purchased $1.7 billion of invested assets, sold $2.2 billion of invested assets, and received $581 million in principal payments related to our Agency and Non-Agency RMBS.  In addition, we used $316 million of proceeds received from principal and interest on our investments to repay principal on our securitized debt.

The following table summarizes certain characteristics of our portfolio at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

Interest earning assets at period-end (1)	$16,003,485	$17,170,998
Interest bearing liabilities at period-end	$13,166,020	$13,550,659
Leverage at period-end	3.7:1	3.8:1
Leverage at period-end (recourse)	2.6:1	2.6:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	7.9%	5.1%
Senior	3.3%	1.5%
Senior, interest only	2.0%	1.4%
Subordinated	2.6%	2.2%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	10.9%	10.3%
Agency MBS	47.5%	52.1%
Residential	42.7%	50.9%
Commercial	3.0%	N/A
Interest-only	1.8%	1.2%
Securitized loans held for investment, net of allowance for loan losses	-	4.0%
Securitized loans held for investment, at fair value	33.7%	28.5%
Fixed-rate percentage of portfolio	90.0%	92.5%
Adjustable-rate percentage of portfolio	10.0%	7.5%
Annualized yield on average interest earning assets for the year ended	6.4%	6.9%
Annualized cost of funds on average borrowed funds for the year ended (2)	2.3%	2.5%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

The following table presents details of each asset class in our portfolio at March 31, 2015 and December 31, 2014.  The principal or notional value represents the interest income earning balance of each class.  The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$710,159	$56.75	$78.68	3.9%	14.6%	9.7%	10.0%	29.2%	64.5%	9.5%	$7,879
Senior, interest only	$6,133,606	$4.84	$4.60	1.7%	13.0%	11.9%	12.5%	21.6%	53.9%	0.0%	$-
Subordinated	$711,445	$53.61	$68.56	3.1%	13.2%	14.3%	15.1%	16.6%	44.3%	11.3%	$5,040
Subordinated, interest only	$214,350	$4.36	$2.95	0.8%	9.4%	9.1%	10.4%	13.3%	45.7%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,054,594	$53.98	$80.30	4.5%	17.5%	9.3%	10.3%	22.6%	60.5%	1.3%	$22,242
Agency Mortgage-Backed Securities
Residential	$6,060,500	$105.17	$106.38	3.9%	2.4%	13.3%	12.5%	NA	NA	NA	$-
Commercial	$432,042	$102.68	$104.60	4.0%	4.1%	0.0%	0.0%	NA	NA	NA	$-
Interest-only	$5,888,224	$4.51	$4.49	1.0%	5.9%	9.3%	10.0%	NA	NA	NA	$-
Securitized loans	$5,073,699	$99.23	$101.43	6.2%	4.8%	9.8%	8.2%	10.3%	46.0%	36.5%	$6,110
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$344,951	$55.09	$79.63	4.3%	15.9%	10.8%	11.6%	30.9%	68.6%	10.4%	$2,190
Senior, interest only	$5,178,737	$4.35	$3.97	1.6%	14.4%	12.2%	13.0%	21.2%	51.6%	0.0%	$-
Subordinated	$690,599	$50.18	$65.79	3.1%	10.6%	13.9%	14.8%	15.8%	45.5%	11.7%	$5,669
Subordinated, interest only	$216,403	$4.43	$3.14	0.9%	9.2%	7.0%	11.3%	13.3%	46.1%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,133,610	$53.51	$80.03	4.5%	17.4%	10.2%	10.7%	21.9%	59.5%	1.3%	$25,603
Agency Mortgage-Backed Securities
Residential	$7,774,266	$104.96	$106.19	4.0%	3.2%	9.7%	10.6%	NA	NA	NA	$-
Interest-only	$3,884,523	$4.89	$4.79	0.9%	3.1%	11.7%	9.5%	NA	NA	NA	$-
Securitized loans	$5,241,100	$99.13	$101.74	6.6%	6.3%	9.8%	8.2%	10.3%	46.0%	36.5%	$3,642
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

	For the Quarters Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$987,861	$977,042	$951,305	$990,202	$996,694
Accretion of discount	(44,350)	(44,165)	(39,062)	(42,101)	(40,304)
Purchases	80,712	2,636	126,752	(6,773)	18,815
Sales and deconsolidation	(29,147)	(1,977)	(66,161)	(669)	(3,843)
Transfers from credit reserve	6,969	58,643	11,809	17,134	31,666
Transfers to credit reserve	(11,713)	(4,318)	(7,601)	(6,488)	(12,826)
Balance, end of period	$990,332	$987,861	$977,042	$951,305	$990,202

	For the Quarters Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(dollars in thousands)
	Non-Accretable Difference
Balance, beginning of period	$908,927	$933,668	$1,046,519	$1,171,130	$1,217,793
Principal Writedowns	(39,955)	(37,044)	(81,289)	(41,155)	(47,079)
Purchases	80,712	2,636	126,752	(6,773)	18,815
Sales and deconsolidation	(15,041)	-	(156,096)	(71,384)	(1,093)
Net other-than-temporary credit impairment losses	7,815	63,992	1,990	5,347	1,534
Transfers from credit reserve	(6,969)	(58,643)	(11,809)	(17,134)	(31,666)
Transfers to credit reserve	11,713	4,318	7,601	6,488	12,826
Balance, end of period	$947,202	$908,927	$933,668	$1,046,519	$1,171,130

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

For a discussion of the Company’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Refer to Note 2(p) in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company or expected to be adopted by the Company in the future.

Results of Operations for the Quarters Ended March 31, 2015 and 2014

Our primary source of income is interest income earned on our assets.  Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.

Interest Income

Interest income increased by $122 million, or 101%, to $243 million for the quarter ended March 31, 2015 from $121 million for the same period of 2014.  The increase is primarily due to the increase in agency holdings of approximately $5.3 billion acquired primarily during the second half of 2014 and the increase in securitized loans of approximately $4.4 billion also acquired during the second half of 2014. Interest income on our Agency RMBS and securitized loan portfolios increased by $52 million and $75 million, respectively. Both portfolios increased from the prior year due to acquisitions during 2014 financed by additional repurchase agreements and secured debt as we increased our leverage ratio to 3.7:1 from the first quarter of 2014. The increases are partially offset by a decline in interest income on our Non-Agency portfolio of $5 million year over year as principal payments and expected losses have reduced the interest earning balance of these assets by $164 million or 4% of the total assets.

Interest Expense

Interest expense increased by $38 million, or 170%, to $60 million for the quarter ended March 31, 2015 from $22 million for the same period of 2014.  The increase is primarily due to increased interest expense of $26 million on our securitized debt and $12 million on our repurchase agreements.  Since March 31, 2014, we have increased leverage to finance additional investments in Agency RMBS, Non-Agency RMBS, as well as securitized loans held for investment.  Our repurchase agreement obligation increased by $6.7 billion to $8.3 billion as of March 31, 2015 as compared to $1.6 billion as of March 31, 2014.  Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately.

Net Economic Interest Income

Our economic net interest income equals interest income, less interest expense and realized losses on our interest rate swaps.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Realized gains (losses) on derivatives in our Consolidated Statements of Operations and Comprehensive Income.  Interest rate swaps are used to manage the increase in interest paid on repurchase agreements in a rising rate environment.  Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments.  We believe this presentation is useful to investors because this presentation depicts the economic value of our investment strategy, by showing actual interest expense and net interest income.  Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense.  Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Swaps	Economic Net Interest Income (1)
For the Quarter Ended March 31, 2015	$243,145	$60,456	$15,169	$75,625	$182,689	$15,169	$167,202
For the Quarter Ended December 31, 2014	$242,455	$65,794	$17,679	$83,473	$176,661	$17,679	$158,972
For the Quarter Ended September 30, 2014	$190,355	$38,886	$17,132	$56,018	$151,469	$17,132	$134,333
For the Quarter Ended June 30, 2014	$134,318	$20,680	$12,061	$32,741	$113,638	$12,061	$101,573
For the Quarter Ended March 31, 2014	$120,667	$22,425	$5,650	$28,075	$98,242	$5,650	$92,588
(1) Excludes interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	March 31, 2015			March 31, 2014
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$7,491,398	$67,786	3.6%	$1,977,915	$16,040	3.2%
Non-Agency RMBS	999,067	24,424	9.8%	779,927	19,412	10.0%
Non-Agency RMBS transferred to consolidated VIEs	1,639,964	68,183	16.6%	2,055,205	77,411	15.1%
Jumbo Prime securitized residential mortgage loans	610,836	8,003	5.2%	774,851	7,800	4.0%
Seasoned sub-prime securitized residential mortgage loans held for investment	4,499,936	74,431	6.6%	-	-	0.0%
Total	$15,241,201	$242,827	6.4%	$5,587,898	$120,663	8.6%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$7,198,680	$22,662	1.3%	$1,610,241	$7,376	1.8%
Non-Agency repurchase agreements	1,116,675	6,209	2.2%	-	-	0.0%
Securitized debt, collateralized by Non-Agency RMBS	688,260	7,947	4.6%	881,198	15,154	6.9%
Securitized debt, collateralized by jumbo prime residential mortgage loans	499,075	5,341	4.3%	653,586	5,545	3.4%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	3,808,607	33,466	3.5%	-	-	0.0%
Total	$13,311,297	$75,625	2.3%	$3,145,025	$28,075	3.6%

Net economic interest income/net interest rate spread		$167,202	4.0%		$92,588	5.1%

Net interest-earning assets/net interest margin	$1,929,904		4.4%	$2,442,873		6.6%

Ratio of interest-earning assets to interest bearing liabilities	1.14			1.78
(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Net Economic Interest Income and the Average Earning Assets

Our economic net interest income increased by $74 million, or 81%, to $167 million for the quarter ended March 31, 2015 from $93 million for the same period of 2014.  Our net interest rate spread, which equals the yield on our average assets less the economic average cost of funds decreased by 97 basis points for the quarter ended March 31, 2015 as compared to the same period of 2014.  The net interest margin, which equals the net economic interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 224 basis points for the quarter ended March 31, 2015 as compared to the same period of 2014.  Our net interest margin declined due to a decline in the total average yield on our interest-earning assets of 226 basis points which was not fully offset by the decline in our average cost of funds of 130 basis points.  The portfolio has experienced significant changes from March 31, 2014 as we have increased our average Agency RMBS and securitized loans held for investment and our Non-Agency RMBS has declined as a percentage of the total portfolio.  These changes have increased our leverage, resulting in lower spreads, but higher interest income.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2015	$13,311,297	$75,625	2.27%	0.17%	0.38%	(0.21%)	2.10%	1.89%
For The Quarter Ended December 31, 2014	$13,336,713	$83,473	2.50%	0.16%	0.33%	(0.17%)	2.35%	2.17%
For The Quarter Ended September 30, 2014	$10,351,252	$56,018	2.16%	0.15%	0.33%	(0.17%)	2.01%	1.84%
For The Quarter Ended June 30, 2014	$4,483,572	$32,741	2.92%	0.15%	0.32%	(0.17%)	2.77%	2.60%
For The Quarter Ended March 31, 2014	$3,145,025	$28,075	3.57%	0.16%	0.33%	(0.17%)	3.41%	3.24%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $10.2 billion, for the quarter ended March 31, 2015 as compared to the same period of 2014.  Economic interest expense increased by $48 million, for the quarter ended March 31, 2015 as compared to the same period of 2014.  The increase in average interest-bearing liabilities is a result of the increase in leverage from repurchase agreements and securitized debt entered into since March 31, 2014, offset by declines in our securitized debt collateralized by Non-Agency RMBS.  The additional financing was used to increase our Agency RMBS and secured residential mortgage loans.  As our average interest-bearing liabilities increased, we have had an increase in interest expense.  Average one-month and six month LIBOR were up 1 basis point and 5 basis points, respectively, in the first quarter of 2015 as compared to 2014.  While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $8 million and $2 million for the quarters ended March 31, 2015 and 2014, respectively.  Of these amounts, $7 million of the OTTI for the quarter ended March 31, 2015 was related to securities included in our consolidated VIEs.  As of March 31, 2015, we had seven securities in an unrealized loss position totaling less than $1 million for which we did not recognize impairment.  We intend to hold these securities until they recover their amortized cost.  We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

The table below shows a summary of our net gain (loss) on derivative instruments, for the quarters ended March 31, 2015 and 2014.

	For the Quarter Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(15,169)	$(5,650)
Realized gain (loss) on derivative instruments, net:
Mortgage Options	412	603
Treasury Futures	(27,452)	(701)
Swaptions	144	-
Other Derivative Assets	(21)	-
Swaps - Terminations	(68,579)	-
Total realized gain (loss) on derivative instruments, net	(95,496)	$(5,748)
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	9,960	$4,065
Mortgage Options	224	746
Treasury Futures	(4,908)	(7,009)
Swaptions	(1,221)	-
Total unrealized gain (loss) on derivative instruments, net:	4,055	(2,198)
Total gain (loss) on derivative instruments, net	$(106,610)	$(13,596)

Our derivative portfolio primarily includes interest rate swaps, swaptions, Treasury futures, and mortgage options.  During the quarter ended March 31, 2015, we terminated 7 interest rate swap agreements with a notional value of $525 million.  Also during the quarter ended March 31, 2015, one swap matured with a notional value of $500 million, which was not replaced.  Also during the first quarter of 2015, we reduced our Treasury positions by $390 million of notional.  The reduction in both our swaps and Treasury future positions is due to the reduction in our Agency positions during the first quarter of 2015.  We reduced our Agency positions during the first quarter of 2015 to position the Company to take advantage of market opportunities in Non-Agency RMBS and mortgage loans.  We may continue to sell off holdings and reposition our derivative portfolio in the future based on changes in markets, interest rates and opportunities available in both Non-Agency RMBS and mortgage loans.

During the quarter ended March 31, 2015, we recognized net losses on derivatives of $107 million compared to net losses of $14 million for the same period of 2014. The net gains and losses on our derivatives include both unrealized and realized gains and losses.  Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury futures and mortgage options.  Realized gains and losses for the first quarter of 2015 includes the payment of $68 million to terminate interest rate swaps.  In addition, we incurred realized losses on Treasury futures of $27 million as interest rates continued to be volatile during the first quarter of 2015.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio.  We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.   Total unrealized gains during the quarter ended March 31, 2015 is $4 million, an increase of $6 million from an unrealized loss of $2 million for the same period of 2014.

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio specifically our floating rate debt.  Therefore, we included the periodic interest costs of the interest rate swaps for the quarters ended March 31, 2015 and 2014 on these economic hedges in our presentation of economic net interest income and our net interest spreads.  As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income.  The increase in the net periodic interest cost of the interest rate swaps are primarily due to declines in interest rates year over year as we pay a fixed rate on our interest rate swaps and are receiving a lower floating rate.

Treasury futures are not included in our economic interest expense and economic net interest income.  We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio.  As we identify opportunities in mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities.  We had one mortgage option as of March 31, 2015 with an unrealized gain of less than $1 million.

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

	As of		As of		For the Quarter Ended
	March 31, 2015		March 31, 2014		March 31, 2015	March 31, 2014
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value
Assets:
IO RMBS securities	$12,277,920	554,324	7,145,931	329,532	7,458	15,010
Non-Agency RMBS securities	N/A	10,591	-	-	(909)	-
Securitized loans held for investment, at fair value	5,073,699	5,132,902	-	-	(10,652)	-

Liabilities:
Securitized debt at fair value	4,296,435	4,198,192	-	-	(6,322)	-
Total gain (loss) on financial instruments, net	$21,648,054	$9,896,009	$7,145,931	$329,532	$(10,425)	$15,010

Unrealized gains and losses on our Agency and Non-Agency RMBS portfolio represent the changes in fair values of the securities from the prior period.  Unrealized gains and losses on our entire Agency and Non-Agency RMBS portfolio are reflected in earnings.  IO securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools.  The fair value of IO RMBS securities are heavily impacted by changes in expected prepayment rates.  When IO securities prepay, the holder of the IO security will receive less interest on the investment due to the reduced principal.  During the first quarter of 2015, we acquired residual interests in several seasoned pools for mortgage loans.  These holdings generally do not have a traditional unpaid principal amount and pay cash based on guidance in the trust documents when excess cash is available.  Many of these holdings do not pay any interest and may never pay interest.  We have elected to carry these residual interests at fair value with changes in fair value reflected in earnings.  As of January 1, 2015, the Company adopted the guidance in ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which allowed us to carry both the assets and liabilities of certain consolidated VIEs at fair value with changes in fair value reflected in earnings.

During the quarter ended March 31, 2015, we recorded unrealized losses in earnings of $10 million, compared to a gain of $15 million for the same period of 2014.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

Net realized gains on sales of investments were $30 million and $8 million for the quarters ended March 31, 2015 and 2014, respectively.  We do not forecast sales of investments as we generally expect to invest for long term gains, however, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

Also during the first quarter of 2014, the company purchased $54 million of securitized debt collateralized by non-agency RMBS for cash payments of $56 million.  When the Company acquires its outstanding debt, it extinguishes the outstanding debt and recognizes a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt.  This acquisition resulted in a net loss of $2 million which is reflected in the Consolidated Statement of Operations and Comprehensive Income as a loss on extinguishment of debt during the quarter ended March 31, 2014.

Net Management Fees and General and Administrative Expenses

The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Total Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2015	$20,362	0.43%	2.28%
For The Quarter Ended December 31, 2014	$22,612	0.47%	2.51%
For The Quarter Ended September 30, 2014 (1)	$13,178	0.43%	1.54%
For The Quarter Ended June 30, 2014	$10,317	0.42%	1.22%
For The Quarter Ended March 31, 2014	$9,276	0.54%	1.11%
(1) Does not include one-time management fee reduction of $24 million

We incurred management fees of approximately $10 million and $6 million for each of the quarters ended March 31, 2015 and 2014, respectively.  We also recognized reimbursements from our Manager related to the amended management agreement of approximately $1 million for each of the quarters ended March 31, 2015 and 2014.  The management fee is based on our stockholders’ equity as defined in the management agreement. See further discussion of the management fee, including amendments to the management agreement, as well as other agreements with our Manager in our discussion of related party transactions below.

G&A expenses were approximately $11 million and $4 million for the quarters ended March 31, 2015 and 2014, respectively.  G&A expenses include servicing fees paid by our consolidated VIEs of approximately $6 million and $1 million for the quarters ended March 31, 2015 and 2014.  These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs.  Excluding the servicing fees, our G&A expenses have increased in the first quarter of 2015 as compared to the same period of 2014 primarily as a result of increased legal and professional services fees.

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

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Quarter Ended March 31, 2015	17.06%	2.44%	(8.96%)	(2.28%)	7.52%
For The Quarter Ended December 31, 2014	15.70%	(3.51%)	(7.75%)	(2.51%)	0.72%
For The Quarter Ended September 30, 2014	15.64%	7.41%	2.57%	(1.54%)	43.99%
For The Quarter Ended June 30, 2014	12.00%	(1.17%)	2.55%	(1.22%)	12.38%
For The Quarter Ended March 31, 2014	11.04%	0.78%	1.31%	(1.11%)	11.98%
* Includes effect of realized losses on interest rate swaps.

Our net income was $67 million and $100 million for the quarters ended March 31, 2015 and 2014, respectively.  Economic net interest income as a percentage of average equity increased by 602 basis points for the quarter ended March 31, 2015 as compared to the same period of 2014.  The increase in our economic net interest income as a percentage of average equity is due to an increase in interest earned, net of economic interest expense, on assets over the prior year as we have increased our interest bearing assets to enhance net economic interest income and increased our leverage.  Return on average equity decreased by 446 basis points for the quarter ended March 31, 2015 as compared to the same period of 2014.  The decline is due to lower income in the current quarter, primarily as a result of realized losses on derivatives, including terminations of interest rate swaps.

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

Our core earnings were $120 million, or $0.59 per average basic common share, for the quarter ended March 31, 2015 compared to $83 million, or $0.40 per average basic common share, for the same period in 2014. We attribute the majority of the increase in core earnings to the increase in net interest income of $84 million from the acquisition of additional Agency RMBS and securitized loans since the quarter ended March 31, 2014.  The increase was offset in part by additional realized losses on derivatives of $36 million due to the increase in hedge costs as the portfolio has increased.  The increase was also offset in party by higher management fees and general and administrative expenses of $11 million due to increased servicing costs and an increase in the management fees, effective in the second half of 2014.

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the quarters ended March 31, 2015 and 2014 and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarter Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands, except per share data)
GAAP Net income	$67,041	$100,368
Adjustments:
Net other-than-temporary credit impairment losses	7,815	1,534
Net unrealized (gains) losses on derivatives	(4,055)	2,198
Net unrealized (gains) losses on financial instruments at fair value	10,425	(15,010)
Net realized (gains) losses on sales of investments	(29,565)	(8,377)
Other (gains) losses	-	2,184
Realized (gains) losses on terminations of interest rate swaps	68,579	-
Core Earnings	$120,240	$82,897

GAAP net income per basic common share	$0.33	$0.50
Core earnings per basic common share	$0.59	$0.40

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

Current Period

We held cash and cash equivalents of approximately $119 million and $165 million at March 31, 2015 and December 31, 2014, respectively. As a result of our operating, investing and financing activities described above, our cash position decreased by $46 million from December 31, 2014 to March 31, 2015.

Our operating activities provided net cash of approximately $34 million and $64 million for the quarters ended March 31, 2015 and 2014, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period.  During the first quarter of 2015, interest received net of interest paid was $172 million.  This cash received was offset in part by payments on derivatives of $110 million.

Our investing activities provided cash of approximately $396 million and $436 million for the quarters ended March 31, 2015 and 2014, respectively.  During the quarter ended March 31, 2015 we purchased investments of $3.0 billion, primarily Agency RMBS.  This use of cash was offset during the period from sales of investments of $2.8 billion and principal repayments of $581 million during the first quarter of 2015.  The purchases and sales activity was primarily due to the Company continuing to balance its Agency portfolio to maximize spread income and provide liquidity for purchases of Non-Agency RMBS and mortgage loan pools.

Our financing activities used cash of $475 million and $537 million for the quarters ended March 31, 2015 and 2014, respectively.  During the quarter ended March 31, 2015, we paid proceeds on our repurchase agreements, net of proceeds on our repurchase agreements of $159 million.  We also repaid principal of our securitized debt of $224 million and paid dividends of $92 million.

Our recourse leverage is 2.6:1 at each of the periods ended March 31, 2015 and December 31, 2014.  Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. The increase in our recourse leverage compared to March 31, 2014 is a result of the increase in repurchase agreements to primarily expand our Agency RMBS portfolio as well as to finance significant acquisitions of Non-Agency RMBS investment assets.  Our recourse leverage is presented as a ratio to our economic net equity.

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

At March 31, 2015 and December 31, 2014 the remaining maturities on our RMBS repurchase agreements were as follows.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Overnight	$-	$-
1-29 days	5,614,649	2,652,717
30 to 59 days	688,176	1,371,856
60 to 89 days	774,529	656,915
90 to 119 days	-	2,068,740
Greater than or equal to 120 days	1,218,870	1,705,153
Total	$8,296,224	$8,455,381

Average days to maturity	65 Days	100 Days

We collateralize the repurchase agreements we use to finance our operations with our RMBS investments.  Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender.  The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender.  The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur.  At March 31, 2015, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.2% compared to a haircut on Agency RMBS of 5.1% at December 31, 2014. At March 31, 2015, the weighted average haircut on our repurchase agreements collateralized by Non-Agency RMBS was 30.1% compared to a haircut on Non-Agency RMBS of 29.4% at December 31, 2014. The haircuts on Agency and Non-Agency RMBS on a stand-alone basis did not significantly change as of March 31, 2015 compared to the prior year end.

As the fair value of the Non-Agency RMBS is more difficult to determine, as well as more volatile period to period than Agency RMBS, the Non-Agency RMBS typically requires a larger haircut.  Repurchase agreements also subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral.  As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values.  In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us.  A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy.  In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented.  Our balance at period-end tends to have little fluctuation from the average daily balances except in periods where we are adjusting the size of our portfolio by using leverage as we did during 2014.  Our average repurchase agreement balance for the quarter ended March 31, 2015 increased compared to our average repurchase agreement balance for the quarter ended March 31, 2014 due to additional borrowings on our repurchase agreements in excess of repayments during 2014.  We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)

Quarter End March 31, 2015	$8,315,355	$8,296,224
Quarter End December 31, 2014	$8,247,722	$8,455,381
Quarter End September 30, 2014	$7,741,837	$7,838,163
Quarter End June 30, 2014	$3,054,737	$5,564,554
Quarter End March 31, 2014	$1,648,425	$1,561,920

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At March 31, 2015 and December 31, 2014 our total debt was approximately $13.2 billion and $13.6 billion which represented a debt-to-equity ratio of approximately 3.7:1 and 3.8:1, respectively.  We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

During the first quarter of 2015, we decreased our leverage as we sold portions of our Agency portfolio to generate liquidity to settle repurchase agreements.  At March 31, 2015, we had repurchase agreements with nineteen counterparties.  All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash.  Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations.  We mitigate this risk by limiting our exposure to any counterparty to approximately 10% or less of our total equity, as well as ensuring all our counterparties are highly rated.  Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements.  As of March 31, 2015 and December 31, 2014, we had $9.3 billion, respectively, of securities pledged against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from 30 to 365 days.  The average term on our repurchase agreements at March 31, 2015 and December 31, 2014 was 65 days and 100 days, respectively.  We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates.  We offset the risk of our repurchase agreements primarily through the use of interest rate swaps.  The average remaining maturities on our interest rate swaps at March 31, 2015 range from less than 1 year to 19 years and have a weighted average maturity of approximately 6 years. We use these interest rate swaps to protect the portfolio from short term changes in interest rates. We currently have two swap counterparties. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of March 31, 2015, we have posted $181 million of cash and securities as collateral to our swap counterparties.

Secured Debt Financing Transactions

We did not re-securitize any RMBS or jumbo prime residential mortgage loans during the quarters ended March 31, 2015 or 2014.

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

We also use interest rate swaps to manage our interest rate risks.  Under these swap agreements, we pledge Agency RMBS as collateral as part of a margin arrangement for interest rate swaps that are in an unrealized loss position.  If swap counterparty were to default on its obligation, we would be exposed to a loss to the extent that the amount of our Agency RMBS pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements or interest rate swaps with six counterparties as of March 31, 2015 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.  The following table summarizes our exposure to such counterparties at March 31, 2015:

March 31, 2015

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$629,943	$-	$46,937	0.27%
Germany	1	-	-	-	0.00%
Netherlands	1	411,841	-	12,866	0.07%
Switzerland	2	1,510,121	10,989	175,516	1.01%
United Kingdom	1	572,182	-	16,804	0.10%
Total	6	$3,124,087	$10,989	$252,123	1.45%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At March 31, 2015, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

If the European credit crisis continues to impact these major European financial institutions, it is possible that it will also impact the operations of their U.S. subsidiaries.  Our financings and operations could be adversely affected by such events.  We monitor our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions, financial relief plans, credit spreads or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements or the fair value of swaps with our counterparties.  We make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements or interest rate swaps, or may try to take other actions to reduce the amount of our exposure to a counterparty when necessary.

Stockholders’ Equity

On January 28, 2011, the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”). The Company did not sell any shares of its common stock under the equity distribution agreement during the quarters ended March 31, 2015 and 2014.  On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”). The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC. There were no shares issued as a part of the DRSPP during the quarters ended March 31, 2015 and 2014.

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

During the quarter ended March 31, 2015, we declared dividends to common shareholders totaling $98 million, or $0.48 per share.  During the quarter ended March 31, 2014, we declared dividends to common shareholders totaling $92 million, or $0.45 per share.

There was no preferred stock issued or outstanding as of March 31, 2015 and December 31, 2014.

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

On August 8, 2014, the management agreement was amended and restated.  Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity.  The amended agreement provides for a two year term ending August 7, 2016 and may be automatically renewed for two year terms at each anniversary date unless at least two-thirds of the independent directors or the holders of a majority of the outstanding shares of common stock elects not to renew the agreement in their sole discretion and for any or no reason.  Unless the management agreement is terminated for “cause” or our Manager terminates the management agreement, in the event that the management agreement is terminated or not renewed, we must pay to FIDAC a termination fee equal to two times the average annual management fee, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Our Manager will continue to provide services under the management agreement for a period not less than 180 days from the date we deliver the notice not to renew the management agreement.

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

The management agreement provides that Our Manager will pay all past and future expenses that the Company or our Audit Committee incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation or the Restatement Filing (the “Investigation”); provided, however, that our Manager's obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies.  Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us or our Audit Committee for the Evaluation, Restatement Filing and the Investigation.  The amount paid by our Manager related to these expenses for the quarters ended March 31, 2015 and 2014 is $1 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

The Company is obligated to reimburse our Manager for costs incurred on the Company’s behalf under the management agreement.  In addition, the management agreement permits our Manager to require us to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that our Manager incurred in connection with operations.  These expenses are allocated between the Company and our Manager based on the ratio of the proportion of gross assets compared to the gross assets under management by our Manager as calculated at each quarter end.  Our Manager and us will modify this allocation methodology, subject to the approval of our Board of Directors, if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to our Managers other funds and accounts).  During the quarters ended March 31, 2015 and 2014, reimbursements to our Manager were less than $1 million.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap.  We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services.  RCap may also provide brokerage services to us from time to time.  The fees paid to RCap are less than $1 million for the quarters ended March 31, 2015 and 2014.

Restricted Stock Grants

We granted 260,200 shares of restricted stock to employees of our Manager and its affiliates and members of our Board of Directors on January 2, 2008.  On February 2, 2015 we granted 84,700 shares of restricted stock to employees of our Manager.  At March 31, 2015 and December 31, 2014, there were approximately 145,200 and 39,400 unvested shares of restricted stock issued to employees of FIDAC, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2015 and December 31, 2014.  The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

March 31, 2015
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$7,996,224	$300,000	$-	$-	$8,296,224
Securitized debt	883,520	1,376,127	905,305	1,536,425	4,701,377
Interest expense on RMBS repurchase agreements (1)	12,080	3	-	-	12,083
Interest expense on securitized debt (1)	179,646	304,848	230,279	561,595	1,276,368
Total	$9,071,470	$1,980,978	$1,135,584	$2,098,020	$14,286,052
(1) Interest is based on variable rates in effect as of March 31, 2015.

December 31, 2014
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$8,155,381	$300,000	$-	$-	$8,455,381
Securitized debt	880,367	1,427,236	940,975	1,645,706	4,894,284
Interest expense on RMBS repurchase agreements (1)	18,451	3	-	-	18,454
Interest expense on securitized debt (1)	184,079	313,263	238,776	573,623	1,309,741
Total	$9,238,278	$2,040,502	$1,179,751	$2,219,329	$14,677,860
(1) Interest is based on variable rates in effect as of December 31, 2014.

In addition to the above contractual obligations, we have committed to fund commercial MBS projects of $300 million as of March 31, 2015.  These funding obligations represent MBS guaranteed by a government agency and will be fully funded over the next 3 years.  This amount is included as payable for securities on our Statements of Financial Condition at March 31, 2015.

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

Capital Requirements

At March 31, 2015 and December 31, 2014, we had no material commitments for capital expenditures.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income (subject to certain adjustments). We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, we must first meet any operating requirements and scheduled debt service on our financing facilities and other debt payable.

Inflation

A significant portion of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our Board of Directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and financial condition are measured with reference to historical cost or fair market value without considering inflation.

Other Matters

We at all times intend to conduct our business so as not to become regulated as an investment company under the 1940 Act. If we were to become regulated as an investment company, our ability to use leverage would be substantially reduced.

Section 3(a) (1) (C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that rely on the exemption from registration provided by Section 3(c) (5) (C) of the Investment Company Act.

Certain of our subsidiaries, including Chimera Asset Holding LLC and certain subsidiaries that we may form in the future, rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c) (5) (C), as interpreted by the staff of the Securities and Exchange Commission (or the SEC), requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets. The assets that we acquire, therefore, are limited by the provisions of and the rules and regulations promulgated under the Investment Company Act.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778). Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c) (5) (C) exemption. We are monitoring developments related to this matter.

Based on our calculations, as of March 31, 2015 and December 31, 2014, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

●	Either:

●	identify itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or

●
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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2015 and various estimates regarding prepayment and all activities are made at each level of rate change.  Actual results could differ significantly from these estimates.

	March 31, 2015
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	(20.28%)	0.28%
-50 Basis Points	0.17%	0.39%
Base Interest Rate	-	-
+50 Basis Points	2.04%	(0.80%)
+100 Basis Points	1.61%	(2.00%)
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2015.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2015

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,752,631	$2,423,774	$657,928	$23,444,288	$28,278,621
Cash equivalents	119,517	-	-	-	119,517
Total rate sensitive assets	1,872,148	2,423,774	657,928	23,444,288	28,398,138

Rate sensitive liabilities	7,734,661	2,078,668	14,070	1,067,174	10,894,573
Interest rate sensitivity gap	$(5,862,513)	$345,106	$643,858	$22,377,114	$17,503,565
Cumulative rate sensitivity gap	$(5,862,513)	$(5,517,407)	$(4,873,549)	$17,503,564
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	-21%	-19%	-17%	62%

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

ITEM 4. Controls and Procedures

Changes in Internal Controls

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed that management had identified a material weakness in our internal controls over financial reporting.  We identified an overreliance on spreadsheets consisting of manual inputs and complex calculations used to record transactions and estimates supporting the financial statement amounts and disclosures.

Our Chief Executive Officer and Chief Financial Officer determined that the aforementioned material weakness in our internal controls over financial reporting was not fully remediated and that our disclosure controls and procedures were not fully effective as of March 31, 2015. The Company continues its work on implementing new systems to reduce its reliance on spreadsheets and has been parallel testing these systems in preparation to complete implementation in 2015.

Based on the substantial work described in our Form 10-K for the year ended December 31, 2014 and the procedures performed through the filing of this Form 10-Q, we have concluded that the consolidated financial statements for the periods covered by and included in this Form 10-Q are prepared in accordance with GAAP and fairly present in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein.

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

In addition, our Board of Directors received three derivative demand letters alleging, among other things, that the directors and our officers, as well as our Manager, FIDAC, breached their fiduciary duties to us by failing to institute adequate internal controls and failing to ensure that we made accurate financial disclosures.  These letters request, among other things, that the Board of Directors take action to investigate and remedy the alleged breaches of fiduciary duty.  The Audit Committee concluded its investigation in 2014 and reached an agreement with FIDAC that resolves the issues raised in the derivative demand letters.  The Audit Committee is pursuing additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements.  These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors

 Under “Part I — Item 1A — Risk Factors” of our Form 10-K for the year ended December 31, 2014, we set forth risk factors related to (i) risks associated with adverse developments in the mortgage finance and credit markets, (ii) risks associated with our management and relationship with our Manager, (iii) risks related to our business, (iv) risks related to our investments, (v) regulatory and legal risks, (vi) risks related to our common stock  (vii) tax risks, and (viii) risks associated with our prior late filings and related matters.  You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2014.  As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2014.

ITEM 5. Other Information

On May 7, 2015, our board of directors adopted an amendment to our amended and restated bylaws that requires that any of the following four types of litigation be brought in the Circuit Court for Baltimore City, Maryland (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division): (a) a derivative lawsuit; (b) an action asserting breach of fiduciary duty; (c) an action pursuant to any provision of the Maryland General Corporation Law; and (d) any other action asserting a claim governed by the internal affairs doctrine.

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

3.2	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)
3.3	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference).
3.4	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference).
3.5	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference).
3.6	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on December 19, 2011 and incorporated herein by reference).
3.7	Amendment to the Amended and Restated Bylaws of the Registrant
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

**           Submitted electronically herewith.  Attached as Exhibit 10.1 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2015 (Unaudited) and December 31, 2014 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters ended March 31, 2015 and 2014; (iii) Consolidated Statement of Stockholders' Equity for the quarters ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: May 11, 2015

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: May 11, 2015

S-1