Form 10-Q
period 2015-06-30
CHIMERA INVESTMENT CORP
filed 2015-08-07
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2015

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2015
Common Stock, $.01 par value	205,577,365

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited consolidated financial statements as of December 31, 2014)	1

Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2015 and 2014	2

Consolidated Statements of Changes In Stockholders’ Equity (Unaudited) for the six months ended June 30, 2015 and 2014	3

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3. Quantitative and Qualitative Disclosures about Market Risk	72

Item 4. Controls and Procedures	76

Part II. OTHER INFORMATION	76

Item 1. Legal Proceedings	76

Item 1A. Risk Factors	77

Item 6. Exhibits	78

SIGNATURES	S-1

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$49,548	$164,620
Non-Agency RMBS, at fair value	3,937,112	3,404,149
Agency RMBS, at fair value	6,298,875	8,441,522
Securitized loans held for investment, net of allowance for loan losses of $0 million and $7 million, respectively	-	626,112
Securitized loans held for investment, at fair value	5,208,556	4,699,215
Receivable for investments sold	-	1,572,056
Accrued interest receivable	71,584	71,099
Other assets	164,534	172,601
Derivatives, at fair value, net	21,430	3,631
Total assets (1)	$15,751,639	$19,155,005

Liabilities:
Repurchase agreements, RMBS ($7.9 billion and $9.3 billion pledged as collateral, respectively)	$6,813,831	$8,455,381
Securitized debt, collateralized by Non-Agency RMBS ($2.3 billion and $2.5 billion pledged as collateral, respectively)	625,270	704,915
Securitized debt, collateralized by loans held for investment ($0 million and $626 million pledged as collateral, respectively)	-	521,997
Securitized debt at fair value, collateralized by loans held for investment ($5.2 billion and $4.7 pledged as collateral, respectively)	4,265,219	3,868,366
Payable for investments purchased	457,484	1,845,282
Accrued interest payable	27,858	31,888
Dividends payable	98,677	92,483
Accounts payable and other liabilities	873	2,469
Investment management fees and expenses payable to affiliate	10,282	10,357
Derivatives, at fair value	12,080	14,177
Total liabilities (1)	12,311,574	15,547,315

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 205,577,489 and 205,546,144 shares issued and outstanding, respectively	10,277	10,275
Additional paid-in-capital	3,606,685	3,606,191
Accumulated other comprehensive income	904,807	1,046,680
Accumulated deficit	(1,081,704)	(1,055,456)
Total stockholders' equity	$3,440,065	$3,607,690
Total liabilities and stockholders' equity	$15,751,639	$19,155,005

(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities ("VIEs") that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corp.).  As of June 30, 2015 and December 31, 2014, total assets of consolidated VIEs were $7,676,471 and $7,924,232, respectively, and total liabilities of consolidated VIEs were $4,905,804 and $5,111,348, respectively.  See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarter Ended		For the Six Months Ended
Net Interest Income:	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income (1)	$215,804	$134,318	$458,949	$254,985
Interest expense (2)	66,044	20,680	126,500	43,105
Net interest income	149,760	113,638	332,449	211,880

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,208)	(3,813)	(3,260)	(4,213)
Portion of loss recognized in other comprehensive income	(24,893)	(1,534)	(31,656)	(2,668)
Net other-than-temporary credit impairment losses	(27,101)	(5,347)	(34,916)	(6,881)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	88,028	(22,497)	92,083	(24,695)
Realized gains (losses) on terminations of interest rate swaps	(31,124)	-	(99,703)	-
Net realized gains (losses) on derivatives	(16,777)	(19,792)	(58,863)	(25,540)
Net gains (losses) on derivatives	40,127	(42,289)	(66,483)	(50,235)
Net unrealized gains (losses) on financial instruments at fair value	(37,260)	5,791	(47,685)	20,801
Net realized gains (losses) on sales of investments	9,685	(4,339)	39,250	4,038
Gain on deconsolidation	-	47,846	-	47,846
Gains (losses) on Extinguishment of Debt	5,079	-	5,079	(2,184)
Total other gains (losses)	17,631	7,009	(69,839)	20,266

Other expenses:
Management fees	10,196	6,271	20,522	12,492
Expense recoveries from Manager	(4,652)	(2,164)	(5,765)	(2,845)
Net management fees	5,544	4,107	14,757	9,647
General and administrative expenses	18,559	6,424	29,708	10,479
Total other expenses	24,103	10,531	44,465	20,126

Income before income taxes	116,187	104,769	183,229	205,139
Income taxes	-	-	1	2
Net income	$116,187	$104,769	$183,228	$205,137

Net income per share available to common shareholders:
Basic	$0.57	$0.51	$0.89	$1.00
Diluted	$0.57	$0.51	$0.89	$1.00

Weighted average number of common shares outstanding:
Basic	205,492,089	205,441,790	205,509,782	205,447,127
Diluted	205,579,639	205,506,890	205,573,297	205,512,291

Comprehensive income (loss):
Net income	$116,187	$104,769	$183,228	$205,137
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(117,742)	100,647	(137,654)	138,150
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	27,101	5,347	34,916	6,881
Reclassification adjustment for net realized losses (gains) included in net income	(10,059)	37	(39,135)	(8,340)
Reclassification adjustment for gain on deconsolidation included in net income	-	(47,846)	-	(47,846)
Other comprehensive income (loss)	(100,700)	58,185	(141,873)	88,845
Comprehensive income	$15,487	$162,954	$41,355	$293,982

(1)
Includes interest income of consolidated VIEs of $146,900 and $85,262 for the quarters ended June 30, 2015 and 2014, respectively and interest income of consolidated VIEs of $297,518 and $170,473 for the six months ended June 30, 2015 and 2014, respectively. See Note 8 for further discussion.

(2)
Includes interest expense of consolidated VIEs of $50,426 and $17,176 for the quarters ended June 30, 2015 and 2014, respectively and interest expense of consolidated VIEs of $97,179 and $37,875 for the six months ended June 30, 2015 and 2014, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2013	$10,272	$3,605,241	$990,803	$(1,274,806)	$3,331,510
Net income	-	-	-	205,137	205,137
Other comprehensive income (loss)	-	-	88,845	-	88,845
Proceeds from restricted stock grants	1	117	-	-	118
Common dividends declared, $0.90 per share	-	-	-	(184,909)	(184,909)
Balance, June 30, 2014	$10,273	$3,605,358	$1,079,648	$(1,254,578)	$3,440,701

Balance, December 31, 2014	$10,275	$3,606,191	$1,046,680	$(1,055,456)	$3,607,690
Net income (loss)	-	-	-	183,228	183,228
Cumulative effect of accounting change (1)	-	-	-	(12,137)	(12,137)
Other comprehensive income (loss)	-	-	(141,873)	-	(141,873)
Proceeds from restricted stock grants	2	494	-	-	496
Common dividends declared, $0.96 per share	-	-	-	(197,339)	(197,339)
Balance, June 30, 2015	$10,277	$3,606,685	$904,807	$(1,081,704)	$3,440,065

(1) Adoption of ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. See Note 2(p), Recent Accounting Pronouncements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net income	$183,228	$205,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(10,026)	(39,925)
Accretion (amortization) of deferred financing costs and
securitized debt discounts/premiums, net	2,689	6,241
Net unrealized losses (gains) on derivatives	(92,083)	24,695
Net realized losses (gains) on option contracts settled	-	1,246
Proceeds (payments) for derivative sales and settlements	(11,831)	5,477
Margin (paid) received on derivatives	107,462	(99,817)
Net unrealized losses (gains) on financial instruments at fair value	47,685	(20,801)
Net realized losses (gains) on sales of investments	(39,250)	(4,038)
Gain on deconsolidation	-	(47,846)
Net other-than-temporary credit impairment losses	34,916	6,881
(Gain) loss on extinguishment of debt	(5,079)	2,184
Provision for loan losses, net	-	533
Equity-based compensation expense	496	118
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(485)	(10,176)
Decrease (increase) in other assets	(19,691)	(2,420)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(1,596)	(767)
Increase (decrease) in investment management fees and expenses payable to affiliate	(75)	622
Increase (decrease) in accrued interest payable, net	(4,030)	6,888
Net cash provided by (used in) operating activities	$192,330	$34,232
Cash Flows From Investing Activities:
Agency RMBS portfolio:
Purchases	$(3,197,685)	$(4,333,388)
Sales	4,653,668	578,848
Principal payments	681,784	121,100
Non-Agency RMBS portfolio:
Purchases	(745,330)	(188,779)
Sales	109,999	261,840
Principal payments	169,027	158,250
Securitized loans held for investment:
Purchases	(281,811)	-
Principal payments	358,128	67,423
Net cash provided by (used in) investing activities	$1,747,780	$(3,334,706)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$24,571,022	$8,805,230
Payments on repurchase agreements	(26,212,572)	(4,899,237)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	485,112	-
Payments on securitized debt borrowings, collateralized by loans held for investment	(626,016)	(65,545)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(81,583)	(97,302)
Repurchase of securitized debt borrowings, collateralized by Non-Agency RMBS	-	(56,072)
Common dividends paid	(191,145)	(390,358)
Net cash provided by (used in) financing activities	$(2,055,182)	$3,296,716
Net increase (decrease) in cash and cash equivalents	$(115,072)	(3,758)
Cash and cash equivalents at beginning of period	164,620	77,629
Cash and cash equivalents at end of period	$49,548	$73,871

Supplemental disclosure of cash flow information:
Interest received	$448,438	$202,267
Interest paid	$133,219	$29,976
Management fees and expenses paid to affiliate	$20,597	$11,870

Non-cash investing activities:
Payable for investments purchased	$457,484	$2,030,128
Net change in unrealized gain (loss) on available-for sale securities	$(141,873)	$88,845

Non-cash financing activities:
Common dividends declared, not yet paid	$98,677	$92,455

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

Annaly Capital Management, Inc. (“Annaly”) owns approximately 4.4% of the Company’s common shares as of June 30, 2015. The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”). FIDAC is a wholly-owned subsidiary of Annaly.

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation. All per share amounts, common shares outstanding and restricted shares for the second quarter of 2015 and all prior periods reflect the Company's 1-for-5 reverse stock split, which was effective April 6, 2015.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at June 30, 2015 and December 31, 2014.

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

The Company’s accounting policy for interest income and impairment related to its MBS is as follows:

Interest Income Recognition

The recognition of interest income on MBS securities varies depending on the characteristics of the security as follows:

Agency MBS and Non-Agency RMBS of High Credit Quality

FASB ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”) is applied to the recognition of interest income for the following securities:

•	Agency MBS
•	Non-Agency RMBS that meet all of the following conditions at the acquisition date (referred to hereafter as “Non-Agency RMBS of High Credit Quality”):

1.	Rated AA or higher by a nationally recognized credit rating agency using the lowest rating available.
2.	The Company expects to collect all of the security’s contractual cash flows.
3.	The security cannot be contractually prepaid such that the Company would not recover substantially all of its recorded investment.

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

Considerations Applicable to Non-Agency RMBS Not of High Credit Quality

Non-Agency RMBS within the scope of ASC 325-40 or ASC 310-30 are considered other-than-temporarily impaired when the following two conditions exist: (1) the fair value is less than the amortized cost basis, and (2) there has been an adverse change in cash flows expected to be collected from the last measurement date (i.e. adverse changes in either the amount or timing of cash flows from those previously expected).

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

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. The Company recognized a loss of $2 million and $6 million for the quarter and six months ended June 30, 2015 related to REO which is presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. Total REO assets at June 30, 2015 and December 31, 2014 is $11 million and $8 million, respectively, and is recorded in other assets on the Company’s consolidated statements of financial condition.

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

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations and Comprehensive Income. Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $288 million and $214 million as of June 30, 2015 and December 31, 2014. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $297 million and $186 million as of June 30, 2015 and December 31, 2014. Interest income reported on all IO securities was $12 million and $8 million for the quarters ended June 30, 2015 and 2014, respectively. Interest income reported on all IO securities was $25 million and $18 million for the six month ended June 30, 2015 and 2014, respectively.

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

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings is $22 million as of June 30, 2015. There were no Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings as of December 31, 2014.

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

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair value of those derivative contracts are reported net by counterparty. The credit support annex provisions of the Company’s derivative contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of derivative contracts, it also nets by counterparty any cash collateral exchanged as part of the derivative.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2015 or 2014.

(m) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock. All per share amounts, common shares outstanding and restricted shares for the second quarter of 2015 and all prior periods reflect the Company's 1-for-5 reverse stock split, which was effective April 6, 2015.

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

Consolidations (Subtopic 810)

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. This update affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. The guidance in the ASU is effective for the Company as of January 1, 2016. Early adoption is allowed. Fees paid to the Company are not significant therefore; the guidance in this ASU is not expected to have a significant impact on the consolidated financial statements.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in residential and commercial Agency MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The total fair value of the Non-Agency RMBS that are held by consolidated re-securitization trusts was $2.3 billion and $2.5 billion at June 30, 2015 and December 31, 2014, respectively. See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of June 30, 2015 and December 31, 2014, by asset class.

June 30, 2015
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,753,554	$404	$(1,610,426)	$2,143,532	$2,958,045	$814,966	$(453)	$814,513
Senior, interest-only	6,368,813	289,949	-	289,949	272,617	25,737	(43,069)	(17,332)
Subordinated	998,109	24,721	(443,360)	579,470	691,436	116,851	(4,885)	111,966
Subordinated, interest-only	300,327	17,176	-	17,176	15,014	1,478	(3,640)	(2,162)
Agency MBS
Residential	5,086,019	268,540	(10)	5,354,549	5,334,558	34,413	(54,404)	(19,991)
Commercial	660,438	16,835	(3,895)	673,378	667,454	3,739	(9,663)	(5,924)
Interest-only	6,761,116	299,982	-	299,982	296,863	3,856	(6,975)	(3,119)
Total	$23,928,376	$917,607	$(2,057,691)	$9,358,036	$10,235,987	$1,001,040	$(123,089)	$877,951

December 31, 2014
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,435,362	$-	$(1,542,907)	$1,892,455	$2,735,780	$843,680	$(355)	$843,325
Senior, interest-only	5,221,937	227,305	-	227,305	207,216	17,378	(37,467)	(20,089)
Subordinated	690,599	-	(344,033)	346,566	454,348	108,091	(309)	107,782
Subordinated, interest-only	216,403	9,577	-	9,577	6,805	194	(2,966)	(2,772)
Agency MBS
Residential	7,774,266	387,174	(1,624)	8,159,816	8,255,419	108,802	(13,199)	95,603
Interest-only	3,884,523	189,797	-	189,797	186,103	1,326	(5,020)	(3,694)
Total	$21,223,090	$813,853	$(1,888,564)	$10,825,516	$11,845,671	$1,079,471	$(59,316)	$1,020,155

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,536,862	$1,726,475	$1,534,497	$1,794,577
Purchases	23,872	15,275	108,625	39,564
Accretion	(71,005)	(73,164)	(140,710)	(150,449)
Reclassification (to) from non-accretable difference	211,625	53,356	218,807	39,376
Sales and deconsolidation	(3,031)	(91,789)	(22,896)	(92,915)
Balance at end of period	$1,698,323	$1,630,153	$1,698,323	$1,630,153

The table below presents the outstanding principal balance and related amortized cost at June 30, 2015 and December 31, 2014 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	June 30, 2015	December 31, 2014
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,522,433	$3,949,664
End of period	$3,734,733	$3,325,335

Amortized cost:
Beginning of period	$1,883,151	$2,027,738
End of period	$2,024,817	$1,741,780

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

June 30, 2015
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$43,154	$(453)	5	$-	$-	-	$43,154	$(453)	5
Senior, interest-only	63,005	(9,699)	51	82,190	(33,370)	53	145,195	(43,069)	104
Subordinated	14,155	(4,885)	16	-	-	-	14,155	(4,885)	16
Subordinated, interest-only	11,173	(3,472)	2	1,264	(168)	3	12,437	(3,640)	5
Agency MBS
Residential	2,904,467	(33,660)	80	666,968	(20,744)	11	3,571,435	(54,404)	91
Commercial	402,846	(9,663)	53	-	-	-	402,846	(9,663)	53
Interest-only	77,969	(3,184)	17	29,214	(3,791)	7	107,183	(6,975)	24
Total	$3,516,769	$(65,016)	224	$779,636	$(58,073)	74	$4,296,405	$(123,089)	298

December 31, 2014
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$29,789	$(355)	3	$-	$-	-	$29,789	$(355)	3
Senior, interest-only	23,479	(3,066)	24	96,754	(34,401)	53	120,233	(37,467)	77
Subordinated	19,380	(7)	2	11,605	(302)	4	30,985	(309)	6
Subordinated, interest-only	4,373	(2,709)	2	1,074	(257)	2	5,447	(2,966)	4
Agency MBS
Residential	219,808	(198)	7	701,442	(13,001)	11	921,250	(13,199)	18
Interest-only	112,014	(3,616)	12	10,467	(1,404)	3	122,481	(5,020)	15
Total	$408,843	$(9,951)	50	$821,342	$(49,365)	73	$1,230,185	$(59,316)	123

At June 30, 2015, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2015.

Gross unrealized losses on the Company’s Agency pass-through MBS were $64 million and $13 million as of June 30, 2015 and December 31, 2014, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency pass-through MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2015 and December 31, 2014, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS IO strips which are accounted for under the fair value option with changes in fair value recorded in earnings) were $5 million and $1 million at June 30, 2015 and December 31, 2014, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters ended June 30, 2015 and 2014 is presented below.

	For the Quarter Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Total other-than-temporary impairment losses	$(2,208)	$(3,813)
Portion of loss recognized in other comprehensive income (loss)	(24,893)	(1,534)
Net other-than-temporary credit impairment losses	$(27,101)	$(5,347)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Total other-than-temporary impairment losses	$(3,260)	$(4,213)
Portion of loss recognized in other comprehensive income (loss)	(31,656)	(2,668)
Net other-than-temporary credit impairment losses	$(34,916)	$(6,881)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Cumulative credit loss beginning balance	$513,886	$521,483
Additions:
Other-than-temporary impairments not previously recognized	18,455	5,347
Reductions for securities sold or deconsolidated during the period	(415)	(11,214)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	8,646	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(12,024)	(3,033)
Cumulative credit loss ending balance	$528,548	$512,583

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Cumulative credit loss beginning balance	$507,548	$524,432
Additions:
Other-than-temporary impairments not previously recognized	26,270	6,881
Reductions for securities sold or deconsolidated during the period	(1,734)	(12,884)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	8,646	-
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(12,182)	(5,846)
Cumulative credit impairment loss ending balance	$528,548	$512,583

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Loss Severity
Weighted Average	66%	73%
Range	17% - 96%	43% - 80%

60+ days delinquent
Weighted Average	23%	32%
Range	2% - 41%	17% - 47%

Credit Enhancement (1)
Weighted Average	8%	3%
Range	0% - 27%	0% - 14%

3 Month CPR
Weighted Average	9%	8%
Range	3% - 27%	2% - 11%

12 Month CPR
Weighted Average	9%	11%
Range	3% - 20%	6% - 19%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at June 30, 2015 and December 31, 2014. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At June 30, 2015, IO MBS had a net unrealized loss of $23 million and had an amortized cost of $607 million. At December 31, 2014, IO MBS had a net unrealized loss of $27 million and had an amortized cost of $427 million. The fair value of IOs at June 30, 2015 and December 31, 2014 was $584 million, and $400 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations and Comprehensive Income.

June 30, 2015
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$814,966	$-	$814,966	$(453)	$-	$(453)
Senior, interest-only	-	25,737	25,737	-	(43,069)	(43,069)
Subordinated	116,098	753	116,851	(3)	(4,882)	(4,885)
Subordinated, interest-only	-	1,478	1,478	-	(3,640)	(3,640)
Agency MBS
Residential	34,413	-	34,413	(54,404)	-	(54,404)
Commercial	3,739	-	3,739	(9,663)	-	(9,663)
Interest-only	-	3,856	3,856	-	(6,975)	(6,975)
Total	$969,216	$31,824	$1,001,040	$(64,523)	$(58,566)	$(123,089)

December 31, 2014
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$843,680	$-	$843,680	$(355)	$-	$(355)
Senior, interest-only	-	17,378	17,378	-	(37,467)	(37,467)
Subordinated	108,091	-	108,091	(309)	-	(309)
Subordinated, interest-only	-	194	194	-	(2,966)	(2,966)
Agency MBS
Residential	108,802	-	108,802	(13,199)	-	(13,199)
Interest-only	-	1,326	1,326	-	(5,020)	(5,020)
Total	$1,060,573	$18,898	$1,079,471	$(13,863)	$(45,453)	$(59,316)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at June 30, 2015 and December 31, 2014.

All Portfolio Assets
	June 30, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,753,554	$57.11	$78.81	3.8%	17.1%
Senior, interest-only	$6,368,813	$4.55	$4.28	1.5%	11.6%
Subordinated	$998,109	$58.06	$69.28	3.2%	7.5%
Subordinated, interest-only	$300,327	$5.72	$5.00	1.3%	10.6%
Agency MBS
Residential pass-through	$5,086,019	$105.28	$104.89	3.9%	3.2%
Commercial pass-through	$660,438	$101.96	$101.06	3.4%	3.1%
Interest-only	$6,761,116	$4.44	$4.39	0.9%	3.7%

(1) Bond Equivalent Yield at period end.

	December 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,435,362	$55.09	$79.63	4.3%	15.9%
Senior, interest-only	$5,221,937	$4.35	$3.97	1.6%	14.4%
Subordinated	$690,599	$50.18	$65.79	3.1%	10.6%
Subordinated, interest-only	$216,403	$4.43	$3.14	0.9%	9.2%
Agency MBS
Pass-through	$7,774,266	$104.96	$106.19	4.0%	3.2%
Interest-only	$3,884,523	$4.89	$4.79	0.9%	3.1%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
AAA	0.6%	0.9%
AA	0.4%	0.4%
A	0.8%	0.0%
BBB	0.3%	0.4%
BB	2.5%	1.9%
B	3.8%	5.6%
Below B or not rated	91.6%	90.8%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2015 and December 31, 2014 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

June 30, 2015
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$17,105	$634,623	$2,221,106	$85,211	$2,958,045
Senior interest-only	4,447	62,774	204,278	1,118	272,617
Subordinated	6,584	191,025	388,765	105,062	691,436
Subordinated interest-only	-	199	12,238	2,577	15,014
Agency MBS
Residential	-	1,232,568	4,098,061	3,929	5,334,558
Commercial	-	-	53,406	614,048	667,454
Interest-only	-	263,624	33,239	-	296,863
Total fair value	$28,136	$2,384,813	$7,011,093	$811,945	$10,235,987
Amortized cost
Non-Agency RMBS
Senior	$13,957	$490,803	$1,578,584	$60,188	$2,143,532
Senior interest-only	5,798	73,669	209,613	869	289,949
Subordinated	5,779	141,999	324,975	106,717	579,470
Subordinated interest-only	-	236	15,841	1,099	17,176
Agency MBS
Residential	-	1,222,802	4,127,746	4,001	5,354,549
Commercial	-	-	53,746	619,632	673,378
Interest-only	-	262,494	37,488	-	299,982
Total amortized cost	$25,534	$2,192,003	$6,347,993	$792,506	$9,358,036

December 31, 2014
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$1,656	$306,309	$1,678,226	$749,589	$2,735,780
Senior interest-only	515	60,403	110,800	35,498	207,216
Subordinated	-	80,414	245,438	128,496	454,348
Subordinated interest-only	-	-	5,447	1,358	6,805
Agency MBS
Residential	-	4,237,658	3,781,890	235,871	8,255,419
Interest-only	-	82,994	103,109	-	186,103
Total fair value	$2,171	$4,767,778	$5,924,910	$1,150,812	$11,845,671
Amortized cost
Non-Agency RMBS
Senior	$1,205	$255,009	$1,129,932	$506,309	$1,892,455
Senior interest-only	1,294	65,291	124,996	35,724	227,305
Subordinated	-	58,448	188,502	99,616	346,566
Subordinated interest-only	-	-	8,413	1,164	9,577
Agency MBS
Residential	-	4,173,986	3,750,831	234,999	8,159,816
Interest-only	-	83,659	106,138	-	189,797
Total amortized cost	$2,499	$4,636,393	$5,308,812	$877,812	$10,825,516

The Non-Agency RMBS portfolio is subject to credit risk. The Company seeks to mitigate credit risk through its asset selection process. The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. The Company defines Alt-A mortgage securities as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans. At June 30, 2015 and December 31, 2014, 64% and 65% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At June 30, 2015 and December 31, 2014, 22% and 24% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as sub-prime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
Weighted average maturity (years)		23.3		22.5
Weighted average amortized loan to value (1)		67.9%		67.5%
Weighted average FICO (2)		664		679
Weighted average loan balance (in thousands)		$291		$332
Weighted average percentage owner occupied		83.3%		83.0%
Weighted average percentage single family residence		67.3%		65.5%
Weighted average current credit enhancement		2.3%		1.7%
Weighted average geographic concentration of top four states	CA	31.1%	CA	31.7%
	FL	7.9%	FL	8.4%
	NY	7.4%	NY	7.8%
	NJ	2.2%	NJ	2.9%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2015 and December 31, 2014.

Origination Year	June 30, 2015	December 31, 2014
1999	0.1%	0.2%
2000	0.5%	0.6%
2001	1.7%	2.1%
2002	0.4%	0.4%
2003	2.0%	2.5%
2004	3.4%	3.9%
2005	20.2%	20.4%
2006	30.5%	28.5%
2007	33.7%	37.6%
2008	1.8%	2.1%
2013	0.6%	0.9%
2014	0.2%	0.8%
2015	4.9%	0.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended June 30, 2015 and 2014 are as follows:

	For the Quarter Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Proceeds from sales	$995,718	$33,212

Gross realized gains	11,099	29
Gross realized losses	(1,414)	(4,368)
Net realized gain	$9,685	$(4,339)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Proceeds from sales	$3,237,335	$133,468

Gross realized gains	41,395	8,498
Gross realized losses	(2,145)	(4,460)
Net realized gain (loss)	$39,250	$4,038

Included in the gross realized gains for the quarter and six months ended June 30, 2015 are exchanges of securities with a fair value of $8 million and $15 million, respectively, where the Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $1 million and $4 million for the quarter and six months end June 30, 2015 reflected in earnings. There were no exchanges for the quarter or six months ended June 30, 2014.

4. Securitized Loans Held for Investment

The Securitized loans held for investment is comprised of two portfolios. The first portfolio is comprised of loans collateralized by non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The second portfolio is comprised primarily of loans collateralized by seasoned sub-prime residential mortgages.

At June 30, 2015, all securitized loans held for investment are carried at fair value. See Note 5 to our Consolidated Financial Statements for a discussion on how the Company determines the fair values of the securitized loans held for investment. As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision. At December 31, 2014, $626 million of securitized loans held for investment comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans were carried at amortized cost, net of an allowance for loan losses.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at fair value at June 30, 2015 and December 31, 2014:

	For the Six Months Ended	For the Year Ended
	June 30, 2015	December 31, 2014
	(dollars in thousands)
Balance, beginning of period(1)	$5,306,501	$-
Purchases	281,811	4,722,824
Principal paydowns	(367,006)	(173,597)
Net periodic amortization (accretion)	5,338	5,028
Change in fair value	(18,088)	144,960
Balance, end of period	$5,208,556	$4,699,215

(1) Includes Securitized loans held for investment of $607 million for which the fair value option election was made beginning January 1, 2015.

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Jumbo prime residential mortgage loans

The securitized loan portfolio collateralized by jumbo prime residential mortgages was originated during the following years:

Origination Year	June 30, 2015	December 31, 2014
2004	0.1%	0.9%
2007	8.8%	8.1%
2008	7.7%	7.0%
2009	0.2%	0.2%
2010	5.6%	6.3%
2011	34.0%	35.4%
2012	43.6%	42.1%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized primarily of non-conforming, single family, owner occupied, jumbo, prime mortgages follows:

	June 30, 2015		December 31, 2014
Number of loans		748		869
Weighted average maturity (years)		25.8		26.4
Weighted average loan to value (1)		70.8%		71.6%
Weighted average FICO (2)		766		766
Weighted average loan balance (in thousands)		$692		$716
Weighted average percentage owner occupied		94.6%		95.0%
Weighted average percentage single family residence		70.0%		71.0%
Weighted average geographic concentration of top five states	CA	32.4%	CA	34.8%
	NJ	6.2%	NJ	5.6%
	VA	6.1%	VA	5.5%
	MD	5.6%	MD	5.1%
	TX	5.3%	NY	5.1%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the outstanding principal balance of the jumbo prime loans which are 30 days delinquent and greater as reported by the servicer at June 30, 2015 and December 31, 2014.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
June 30, 2015	$973	$538	$3,504	$-	$5,076	$-	$10,091
December 31, 2014	$2,621	$565	$988	$-	$7,152	$-	$11,326

The fair value of the jumbo prime residential mortgage loans 90 days or more past due is $4 million as of June 30, 2015.

Seasoned sub-prime residential mortgage loans

The securitized loan portfolio collateralized by seasoned sub-prime residential mortgages originated during the following years:

Origination Year	June 30, 2015	December 31, 2014
2002 and prior	5.9%	6.0%
2003	4.4%	4.4%
2004	12.0%	12.3%
2005	20.6%	20.6%
2006	18.3%	18.2%
2007	26.6%	26.3%
2008	10.0%	9.9%
2009	1.2%	1.2%
2010 and later	1.0%	1.1%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized by seasoned sub-prime residential mortgages follows:

	June 30, 2015		December 31, 2014
Number of loans		55,355		58,170
Weighted average maturity (years)		22		22
Weighted average loan to value (1)		80.4%		80.3%
Weighted average FICO (1)		629		629
Weighted average loan balance (in thousands)		$79		$79
Weighted average percentage owner occupied		95.8%		95.8%
Weighted average percentage single family residence		73.6%		73.6%
Weighted average geographic concentration of top five states	CA	9.3%	CA	9.3%
	FL	7.2%	FL	7.0%
	NC	7.0%	NC	7.0%
	VA	6.5%	VA	6.4%
	OH	6.1%	OH	6.0%
(1) As provided by the Trustee

The following table summarizes the outstanding principal balance of the loan portfolio consisting of seasoned sub-prime residential mortgage loans which are 30 days delinquent and greater as reported by the servicer at June 30, 2015 and December 31, 2014.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
June 30, 2015	$192,987	$61,412	$138,071	$140,342	$179,401	$24,399	$736,612
December 31, 2014	$226,154	$92,363	$192,245	$154,279	$80,148	$16,556	$761,745

The fair value of seasoned sub-prime residential mortgage loans 90 days or more past due is $335 million as of June 30, 2015.

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

December 31, 2014

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

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio carried at amortized cost at June 30, 2014:

For the Six Months Ended
June 30, 2014
(dollars in thousands)
Balance, beginning of period	$9,063
Provision for loan losses	533
Charge-offs	(978)
Balance, end of period	$8,618

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

As all loans are carried at fair value as of June 30, 2015, there is no longer a reserve for losses related to TDRs as of June 30, 2015.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At June 30, 2015 and December 31, 2014, all differences between the model generated prices and the third party prices were within the derived predetermined threshold for the period.

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

Securitized loans collateralized by jumbo, prime residential mortgages:

The securitized loans collateralized by jumbo, prime residential mortgages are carried at fair value as of June 30, 2015. The securitized loans are held as part of a consolidated CFE. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the securitized loans collateralized by jumbo, prime residential mortgages is based on the fair value of the securitized debt. See discussion of the fair value of Securitized Debt, collateralized by Loans Held for Investment at fair value below.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2015 and December 31, 2014 is presented below.

June 30, 2015
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$-	$-	$3,937,112	$-	$3,937,112
Agency RMBS, at fair value	-	6,298,875	-	-	6,298,875
Securitized loans held for investment, at fair value	-	-	5,208,556	-	5,208,556
Derivatives	1,568	19,862	-	-	21,430

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(4,265,219)	-	(4,265,219)
Derivatives	-	(34,546)	-	22,466	(12,080)
Total	$1,568	$6,284,192	$4,880,449	$22,466	$11,188,675

December 31, 2014
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$-	$-	$3,404,149	$-	$3,404,149
Agency RMBS, at fair value	-	8,441,522	-	-	8,441,522
Securitized loans held for investment, at fair value	-	-	4,699,215	-	4,699,215
Derivatives		4,798		(1,167)	3,631

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(3,868,366)	-	(3,868,366)
Derivatives	(7,227)	(113,679)	(71)	106,800	(14,177)
Total	$(7,227)	$8,332,641	$4,234,927	$105,633	$12,665,974

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at June 30, 2015 and December 31, 2014.

Fair Value Reconciliation, Level 3

	For the Six Months Ended June 30, 2015
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,404,149	$(71)	$5,306,501	$(4,383,217)	$4,327,362
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Purchases	812,966	-	281,811	(485,112)	609,665
Principal payments	(168,861)	-	(367,006)	395,332	(140,535)
Sales and Settlements	(124,694)	(597)	-	230,683	105,393
Accretion of purchase discounts	58,511	-	5,338	1,304	65,153
Gains (losses) included in net income
Other than temporary credit impairment losses	(34,916)	-	-	-	(34,916)
Realized gains (losses) on sales and settlements	3,199	443	-	5,079	8,721
Net unrealized gains (losses) included in income	(885)	225	(18,088)	(29,289)	(48,037)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(12,357)	-	-	-	(12,357)
Ending balance Level 3 assets	$3,937,112	$-	$5,208,556	$(4,265,219)	$4,880,449

Fair Value Reconciliation, Level 3

	For the Year Ended December 31, 2014
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,774,463	$-	$-	$-	$3,774,463
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Purchases	454,506	-	4,722,824	(4,309,055)	868,275
Principal payments	(324,768)	-	(173,597)	412,652	(85,713)
Sales and Settlements	(602,573)	(8,479)	-	-	(611,052)
Accretion of purchase discounts	99,512	-	5,028	2,026	106,566
Gains (losses) included in net income
Other than temporary credit impairment losses	(63,992)	-	-	-	(63,992)
Realized gains (losses) on sales and settlements	62,634	8,749	-	-	71,383
Realized gain on deconsolidation	47,846	-	-	-	47,846
Net unrealized gains (losses) included in income	25,271	(341)	144,960	26,011	195,901
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(68,750)	-	-	-	(68,750)
Ending balance Level 3 assets	$3,404,149	$(71)	$4,699,215	$(3,868,366)	$4,234,927

There were no transfers to or from Level 3 for the six month ended June 30, 2015 and the year ended December 31, 2014.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of June 30, 2015 and December 31, 2014 follows:

	June 30, 2015				December 31, 2014
	Significant Inputs				Significant Inputs
	Weighted Average	CPR	CDR	Loss Severity	Weighted Average	CPR	CDR	Loss Severity
	Discount Rate	Range			Discount Rate	Range
Non-Agency RMBS
Senior	5.0%	1% - 17%	0% - 21%	35% - 95%	4.7%	1% - 16%	0% - 31%	50% - 85%
Senior interest-only	11.6%	1% - 30%	0% - 22%	35% - 95%	14.4%	1% - 25%	0% - 32%	50% - 85%
Subordinated	5.7%	1% - 21%	0% - 15%	10% - 100%	5.8%	1% - 16%	0% - 19%	10% - 78%
Subordinated interest-only	15.4%	2% - 13%	0% - 11%	38% - 62%	22.0%	1% - 10%	0% - 14%	50% - 65%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value as of June 30, 2015 and December 31, 2014 follows:

	June 30, 2015			December 31, 2014
	Significant Inputs			Significant Inputs
	CPR	CDR	Loss Severity	CPR	CDR	Loss Severity
	Range	Range	Range	Range	Range	Range
Securitized debt at fair value, collateralized by loans held for investment	4% - 30%	0% - 4%	35% - 55%	3% - 8%	0% - 9%	50% - 73%

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

Sensitivity of Significant Inputs – Securitized loans held for investment

The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment collateralized by seasoned sub-prime residential mortgage loans, as of June 30, 2015 and December 31, 2014 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment at fair value as of June 30, 2015 and December 31, 2014 follows:

	June 30, 2015		December 31, 2014
	Significant Inputs		Significant Inputs
	Base Rate	Weighted Average/Percent of loan pool	Base Rate	Weighted Average/Percent of loan pool

Factor:
Coupon
Clean	4.4%	7.0%	4.4%	6.6%
Reperforming	5.3%	7.1%	5.3%	6.6%

FICO	620	629	620	637

Loan-to-value (LTV)	90%	81%	90%	81%

Occupancy
Owner Occupied	N/A	96%	N/A	96%
Investor	N/A	4%	N/A	4%
Secondary	N/A	0%	N/A	0%

Property Type
Single family	N/A	79%	N/A	79%
Manufactured housing	N/A	14%	N/A	15%
Multi-family/mixed use/other	N/A	7%	N/A	6%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

	June 30, 2015
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	(6,813,831)	(6,829,382)
Securitized debt, collateralized by Non-Agency RMBS	3	(625,270)	(622,302)

	December 31, 2014
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	626,112	626,100
Repurchase agreements	2	(8,455,381)	(8,473,836)
Securitized debt, collateralized by Non-Agency RMBS	3	(704,915)	(708,623)
Securitized debt, collateralized by loans held for investment	3	(521,997)	(514,851)

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of June 30, 2015 and December 31, 2014 is:

	June 30, 2015	December 31, 2014
Repurchase agreements outstanding (in thousands)	$6,813,831	$8,455,381
Average Daily Balance (in thousands)	7,606,038	8,247,722
Weighted average borrowing rate	0.83%	0.63%
Weighted average maturity	88 Days	100 Days
RMBS pledged as collateral at fair value (in thousands)
Agency	$5,609,007	$7,822,554
Non-Agency	2,321,710	1,487,184

At June 30, 2015 and December 31, 2014, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Overnight	$-	$-
1 to 29 days	1,760,117	2,652,717
30 to 59 days	2,205,982	1,371,856
60 to 89 days	1,195,784	656,915
90 to 119 days	262,226	2,068,740
Greater than or equal to 120 days	1,389,722	1,705,153
Total	$6,813,831	$8,455,381

At June 30, 2015 and December 31, 2014, the Company had an amount at risk with Credit Suisse First Boston of 10% of its equity related to the collateral posted on repurchase agreements. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of June 30, 2015 and December 31, 2014.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2015 and December 31, 2014 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $645 million and $727 million, respectively. At June 30, 2015 and December 31, 2014, the debt carried a weighted average cost of financing equal to 4.33% and 4.28%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the first quarter of 2014, the Company acquired securitized debt collateralized by Non-Agency RMBS with an outstanding principal balance of $54 million for $56 million in cash.  This transaction resulted in a loss on the extinguishment of debt of $2 million.  This loss is reflected in earnings for the six months ended June 30, 2014.

The following table presents the estimated principal repayment schedule of the securitized debt at June 30, 2015 and December 31, 2014, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Within One Year	$153,346	$175,713
One to Three Years	186,459	220,995
Three to Five Years	90,462	112,779
Greater Than Five Years	96,190	96,266
Total	$526,457	$605,753

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

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2015 and December 31, 2014 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $4.3 billion and $4.5 billion, respectively. During the quarter and six months ended June 30, 2015, the company recognized a loss of $23 million and $29 million on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value. The Company did not have any securitized debt carried at fair value during the quarter and six months ended June 30, 2014.

At June 30, 2015 and December 31, 2014 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 3.46% and 3.47% respectively. The debt matures between the years 2023 and 2065.

The following table presents the estimated principal repayment schedule of the securitized debt at June 30, 2015 and December 31, 2014, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Within One Year	$739,002	$704,654
One to Three Years	1,166,031	1,206,241
Three to Five Years	875,304	828,196
Greater Than Five Years	1,522,606	1,577,368
Total	$4,302,943	$4,316,459

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by year at June 30, 2015.

June 30, 2015
(dollars in thousands)

Year	Principal
2015	1,062,765
2016	2,146,544
2017	240,777
2018	477,073
Total	3,927,159

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has created VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of June 30, 2015, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $7.7 billion and a carrying value of $4.9 billion of liabilities. As of December 31, 2014, the Company’s Consolidated Statement of Financial Condition includes consolidated VIEs with $7.9 billion of assets and $5.1 billion of liabilities.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Assets
Non-Agency RMBS, at fair value	$2,339,016	$2,473,467
Securitized loans held for investment, net of allowance for loan losses	-	626,112
Securitized loans held for investment, at fair value	5,208,556	4,699,215
Accrued interest receivable	38,021	39,558
Other Assets	90,878	85,880
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$625,270	$704,915
Securitized debt, collateralized by loans held for investment	-	521,997
Securitized debt at fair value, collateralized by loans held for investment	4,265,219	3,868,366
Accrued interest payable	15,315	16,070

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.

	For the Quarter Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$146,900	$85,262
Interest expense, Non-recourse liabilities of VIEs	50,426	17,176
Net interest income	$96,474	$68,086

Total other-than-temporary impairment losses	$(1,040)	(479)
Portion of loss recognized in other comprehensive income	(20,491)	(3,471)
Net other-than-temporary credit impairment losses	$(21,531)	$(3,950)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$297,518	$170,473
Interest expense, Non-recourse liabilities of VIEs	97,179	37,875
Net interest income	$200,339	$132,598

Total other-than-temporary impairment losses	(1,437)	(479)
Portion of loss recognized in other comprehensive income (loss)	(27,379)	(3,471)
Net other-than-temporary credit impairment losses	$(28,816)	$(3,950)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in unconsolidated VIEs at June 30, 2015, ranged from less than $1 million to $58 million, with an aggregate amount of $1.3 billion. The fair value of the Company’s investments in unconsolidated VIEs at December 31, 2014, ranged from less than $1 million to $46 million, with an aggregate amount of $931 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.5 billion at June 30, 2015 and $822 million at December 31, 2014. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2015 and December 31, 2014.

June 30, 2015

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$3,840,400	Derivatives, at fair value, net	$-	Derivatives, at fair value, net	(9,734)
Mortgage Options	-	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Swaptions	755,000	Derivatives, at fair value, net	19,862	Derivatives, at fair value, net	(2,346)
Treasury Futures	850,000	Derivatives, at fair value, net	1,568	Derivatives, at fair value, net	-
Total	$5,445,400		$21,430		$(12,080)

December 31, 2014

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$3,573,000	Derivatives, at fair value, net	$-	Derivatives, at fair value, net	(14,061)
Mortgage Options	200,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	(71)
Swaptions	242,000	Derivatives, at fair value, net	2,889	Derivatives, at fair value, net	(45)
Treasury Futures	1,240,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Total	$5,255,000		$2,889		$(14,177)

As of December 31, 2014, the Company had a net TBA position of $742 thousand which settled in January of 2015. This amount is included in Derivative assets on the Consolidated Statements of Financial Condition as of December 31, 2014.

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income is presented below.

		Net gains (losses) on derivatives
		For the Quarter Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2015	June 30, 2014
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$70,269	$(19,834)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(40,154)	(12,061)
Mortgage Options	Net unrealized gains (losses) on derivatives	1	3,593
Mortgage Options	Net realized gains (losses) on derivatives	31	1,050
Treasury Futures	Net unrealized gains (losses) on derivatives	13,704	(6,256)
Treasury Futures	Net realized gains (losses) on derivatives	(7,778)	(8,781)
Swaptions	Net unrealized gains (losses) on derivatives	4,054	-
Swaptions	Net realized gains (losses) on derivatives	-	-
Total		$40,127	$(42,289)

(1) Includes loss on termination of interest rate swap of $31 million
		Net gains (losses) on derivatives
		For the Six Months Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2015	June 30, 2014
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$80,230	$(15,769)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(123,901)	(17,711)
Mortgage Options	Net unrealized gains (losses) on derivatives	225	4,339
Mortgage Options	Net realized gains (losses) on derivatives	443	1,653
Treasury Futures	Net unrealized gains (losses) on derivatives	8,795	(13,265)
Treasury Futures	Net realized gains (losses) on derivatives	(35,232)	(9,482)
Swaptions	Net unrealized gains (losses) on derivatives	2,833	-
Swaptions	Net realized gains (losses) on derivatives	144	-
Other Derivative Assets	Net unrealized gains (losses) on derivatives	-	-
Other Derivative Assets	Net realized gains (losses) on derivatives	(21)	-
Total		$(66,483)	$(50,235)

(1) Includes loss on termination of interest rate swap of $100 million

The Company paid $31 million to terminate interest rate swaps with a notional value of $600 million during the quarter ended June 30, 2015. The Company paid $100 million to terminate interest rate swaps with a notional value of $1.2 billion during the six month ended June 30, 2015. The terminated swaps had original maturities ranging from 2019 to 2044. This amount represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2015 was 1.44% and the weighted average receive rate was 0.24%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2014 was 2.26% and the weighted average receive rate was 0.24%. The weighted average maturity on the Company’s interest rate swaps at June 30, 2015 and December 31, 2014 is 4 years and 6 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. Cleared swaps are fair valued using internal pricing models and compared to the exchange market values. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2015 is approximately $40 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

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

During the quarters ended June 30, 2015 and 2014, the Company declared dividends to common shareholders totaling $99 million and $92 million, respectively, or $0.48 and $0.45 per share, respectively. During the six month ended June 30, 2015 and 2014, the Company declared dividends to common shareholders totaling $197 million and $185 million, respectively, or $0.96 and $0.90 per share, respectively.

Earnings per share for the quarters ended June 30, 2015 and 2014, respectively, are computed as follows:

	For the Quarter Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Numerator:
Net income	$116,187	$104,769
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$116,187	$104,769

Denominator:
Weighted average basic shares	205,492,089	205,441,790
Effect of dilutive securities	87,550	65,100
Weighted average diluted shares	205,579,639	205,506,890

Net income per average share attributable to common stockholders - Basic	$0.57	$0.51
Net income per average share attributable to common stockholders - Diluted	$0.57	$0.51

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Numerator:
Net income	$183,228	$205,137
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$183,228	$205,137

Denominator:
Weighted average basic shares	205,509,782	205,447,127
Effect of dilutive securities	63,515	65,164
Weighted average dilutive shares	205,573,297	205,512,291

Net income per average share attributable to common stockholders - Basic	$0.89	$1.00
Net income per average share attributable to common stockholders - Diluted	$0.89	$1.00

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the quarters ended June 30, 2015 and 2014:

	June 30, 2015
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2014	$1,046,680	$1,046,680
OCI before reclassifications	(137,654)	(137,654)
Amounts reclassified from AOCI	(4,219)	(4,219)
Net current period OCI	(141,873)	(141,873)
Balance as of June 30, 2014	$904,807	$904,807

	June 30, 2014
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2013	$990,803	$990,803
OCI before reclassifications	138,150	138,150
Amounts reclassified from AOCI	(49,305)	(49,305)
Net current period OCI	88,845	88,845
Balance as of June 31, 2014	$1,079,648	$1,079,648

The following table presents the details of the reclassifications from AOCI for the quarters ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income
Unrealized gains and losses on available-for-sale securities	(dollars in thousands)
	$39,135	$8,340	Net realized gains (losses) on sales of investments
	-	47,846	Realized gain on deconsolidation
	(34,916)	(6,881)	Net other-than-temporary credit impairment losses
	$4,219	$49,305	Income before income taxes
	-	-	Income taxes
	$4,219	$49,305	Net of tax

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

The Company recognized stock based compensation expenses of $36 thousands and $38 thousands for the quarters ended June 30, 2015 and 2014, respectively. For the six month ended Jun 30, 2015 and 2014 the stock based compensation expenses were $468 thousands and $89 thousands, respectively. As of June 30, 2015 there was approximately $1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at June 30, 2015. That cost is expected to be recognized over a period of approximately 3 years.

13. Income Taxes

For the quarter ended June 30, 2015 and for the year ended December 31, 2014, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS’s are subject to federal, state, and local taxes. There were no significant income tax expenses for the quarters and six months ended June 30, 2015 and 2014.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	(dollars in thousands)

	Gross Amounts of Recognized	Gross Amounts Offset in the Consolidated	Net Amounts Offset in the Consolidated	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Assets (Liabilities)	Statements of Financial Position	Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase Agreements	$(6,813,831)	$-	$(6,813,831)	$7,930,717	$7,100	$1,123,986
Interest Rate Swaps	(32,199)	22,465	(9,734)	10,919	42,669	43,854
Treasury Futures	1,568	-	1,568	-	10,700	12,268
Swaptions - Gross Liabilities	(2,346)	-	(2,346)	-	-	(2,346)
Swaptions - Gross Assets	19,862	-	19,862	-	-	19,862
Total Liabilities	$(6,826,946)	$22,465	$(6,804,481)	$7,941,636	$60,469	$1,197,624
(1) Included in other assets

	December 31, 2014
	(dollars in thousands)

	Gross Amounts of Recognized	Gross Amounts Offset in the Consolidated	Net Amounts Offset in the Consolidated	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
	Assets (Liabilities)	Statements of Financial Position	Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase Agreements	$(8,455,381)	$-	$(8,455,381)	$9,309,738	$-	$854,357
Interest Rate Swaps	(113,597)	99,536	(14,061)	19,340	64,796	70,075
Treasury Futures	(7,227)	7,227	-	-	12,595	12,595
Mortgage Options	(71)	-	(71)	-	-	(71)
Swaptions - Gross Liability	(45)	-	(45)	-	-	(45)
Swaptions - Gross Asset	2,889	-	2,889	-	-	2,889
Total Liabilities	$(8,573,432)	$106,763	$(8,466,669)	$9,329,078	$77,391	$939,800
(1) Included in other assets

15. Management Agreement and Related Party Transactions

Management Agreement

On August 8, 2014, the management agreement was amended and restated. Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity from 0.75% of gross stockholders’ equity. The Company incurred management fee expenses of $10 million and $6 million for each of the quarters ended June 30, 2015 and 2014, respectively. The management fee expenses for the six month ended June 30, 2015 and 2014 were $21 million and $12 million, respectively.

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

The management agreement provides that FIDAC will pay all past and future expenses that the Company or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation. The amount paid by FIDAC related to these expenses for each of the quarters ended June 30, 2015 and 2014 is $5 million and $2 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager. The amount paid by FIDAC related to these expenses for each of the six months ended June 30, 2015 and 2014 is $6 million and $3 million, respectively.

The Company is obligated to reimburse FIDAC for costs incurred on the Company’s behalf under the management agreement. In addition, the management agreement permits FIDAC to require the Company to pay for it’s pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations. These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end. FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s Board of Directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts). During the quarters and six months ended June 30, 2015 and 2014, reimbursements to FIDAC were less than $1 million, respectively.

RCap

On March 1, 2011, the Company entered into an administrative services agreement with RCap Securities Inc., (“RCap”). RCap is a SEC-registered broker-dealer and a wholly-owned subsidiary of Annaly that clears the Company’s securities trades in return for normal and customary fees that RCap charges for such services. RCap may also provide brokerage services to the Company from time to time. During each of the quarters and six months ended June 30, 2015 and 2014, fees paid to RCAP were less than $1 million, respectively.

16. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. Management is not aware of any contingencies that require accrual or disclosure as of June 30, 2015 and December 31, 2014.

17. Subsequent Events

Subsequent to June 30, 2015, the Company exercised its call option to retire securitized debt, collateralized by loans held for investment with an unpaid principal amount of $508 million at par.

Annaly and the Company agreed to terminate the management agreement between FIDAC and the Company effective August 5, 2015. Effective upon the termination of the management agreement, the Company will become internally managed. In connection with the internalization, the Company entered into a transition services agreement with FIDAC to continue to provide the Company with certain transition services related to business support through the end of the year. No termination fee was paid by Chimera in connection with internalization.

In connection with the transaction, Annaly and the Company entered into a share repurchase agreement pursuant to which the Company will purchase approximately 9 million shares at an aggregate price of $126 million. The share repurchase agreement was entered into on August 5, 2015 and is expected to close on or about August 17, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the Company’s (“we” or “our”) financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this quarterly report on Form 10-Q. All per share amounts, common shares outstanding and restricted shares for the second quarter of 2015 and all prior periods reflect the Company's 1-for-5 reverse stock split, which was effective April 6, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;

•	our expectations regarding materiality or significance;

•	the effectiveness of our disclosure controls and procedures;

•	material weaknesses in our internal controls over financial reporting;

•	inadequacy of or weakness in our internal controls over financial reporting of which we are not currently aware or which have not been detected;

•	additional information that may arise from the preparation of our financial statements;

•	general volatility of the securities markets in which we invest;

•	the impact of and changes to various government programs;

•	our expected investments;

•	changes in the value of our investments;

•	interest rate mismatches between our investments and our borrowings used to finance such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate investments;

•	rates of default, delinquencies or decreased recovery rates on our investments;

•	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	availability of investment opportunities in real estate-related and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	our ability to maintain our classification as a real estate investment trust, or REIT, for federal income tax purposes; and

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act.

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

Executive Summary

We are a Maryland corporation that commenced operations on November 21, 2007. We acquire, either directly or indirectly through our subsidiaries, residential mortgage-backed securities, or RMBS, residential mortgage loans, commercial mortgage loans, real estate related securities and various other asset classes. Prior to the Internalization (as defined below) on August 5, 2015, we were externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or the Manager. FIDAC is a fixed-income investment management company that is registered as an investment adviser with the SEC. FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly. FIDAC has a broad range of experience in managing investments in Agency MBS, which are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae, Non-Agency RMBS, collateralized debt obligations, or CDOs, and other real estate related investments.

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

Prior to the Internalization, we relied on the Manager’s expertise in identifying assets within our target asset classes. The Manager made investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and our exemption from registration under the 1940 Act.

The Internalization

On August 5, 2015, we entered into agreements to internalize the Company’s management (the “Internalization”). Prior to the Internalization, we were managed by FIDAC pursuant to a management agreement (the “Management Agreement”). Pursuant to a transition services agreement that we entered into with FIDAC on August 5, 2015 (the “Transition Serives Agreement”), we terminated the Management Agreement, and we hired a number of employees formerly employed by FIDAC or its affiliates. In addition, FIDAC will continue to provide us a number of services previously provided under the Management Agreement at the same level, quality and time frame until December 31, 2015, at which time we have the option to extend the term of the Transition Services Agreement for up to three one-month extension periods (the term of the Transition Services Agreement, including any extensions, being referred to herein as the “Term”). Upon expiration of the Term, FIDAC will not provide any further management services to us. The Transition Services Agreement provides for the transfer of certain information technology equipment and software to the Company. As described in the Transition Services Agreement, the Company has extended offers of employment to certain employees of FIDAC and its affiliates, including certain of FIDAC’s executive officers. We had also been party to an administrative services agreement (the “Administrative Services Agreement”) with RCap Securities, Inc. (“RCap”), a sister company of FIDAC, pursuant to which RCap provided trade clearing and brokerage services to us from time to time. Under the terms of the Transition Services Agreement and in furtherance of the completion of the Internalization, the Management Agreement and the Administrative Services Agreement were both terminated without the payment of any termination fee.

On August 5, 2015, we also entered into a share repurchase agreement (the “Share Repurchase Agreement”) with Annaly. Pursuant to the terms of the Share Repurchase Agreement,we agreed to purchase all of the 8,996,553 shares of our common stock owned by Annaly for an aggregate purchase price of $126 million.

For a more complete description of the Internalization and related agreements and matters, please refer to our Current Report on Form 8-K filed on August 5, 2015.

Asset Classes

Overtime, we may modify our investment allocation strategy as market conditions change to seek to maximize the returns from our investment portfolio. Our targeted asset classes and the principal investments we have made and in which we may in the future invest are:

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

We commenced operations in November 2007 and focus our investment activities primarily on acquiring Non-Agency and Agency MBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks. At June 30, 2015, based on the amortized cost balance of our interest earning assets, approximately 42% of our investment portfolio was Agency MBS, 22% of our investment portfolio was Non-Agency RMBS, and 36% of our investment portfolio was securitized residential mortgage loans. At December 31, 2014, based on the amortized cost balance of our interest earning assets, approximately 52% of our investment portfolio was Agency MBS, 16% of our investment portfolio was Non-Agency RMBS, and 32% of our investment portfolio was securitized residential mortgage loans.

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

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We expect to adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time. We believe that our strategy will enable us to pay dividends and achieve capital appreciation throughout changing market cycles. We expect to take a long-term view of assets and liabilities, and our reported earnings and estimates of the fair value of our investments at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code. A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders. Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c) (5)). We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of June 30, 2015 and December 31, 2014. We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the quarters and six months ended June 30, 2015 and 2014. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income. Therefore, as of June 30, 2015 and December 31, 2014, we believe that we qualified as a REIT under the Code.

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

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and six months ended June 30, 2015, and 2014.

Net Income
(dollars in thousands)
(unaudited)

	For the Quarter Ended		For the Six Months
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Interest Income:
Interest income (1)	$215,804	$134,318	$458,949	$254,985
Interest expense (2)	66,044	20,680	126,500	43,105
Net interest income (expense)	149,760	113,638	332,449	211,880

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,208)	(3,813)	(3,260)	(4,213)
Portion of loss recognized in other comprehensive income	(24,893)	(1,534)	(31,656)	(2,668)
Net other-than-temporary credit impairment losses	(27,101)	(5,347)	(34,916)	(6,881)

Other Investment gains (losses):
Net unrealized gains (losses) on derivatives	88,028	(22,497)	92,083	(24,695)
Realized gains (losses) on terminations of interest rate swaps	(31,124)	-	(99,703)	-
Net realized gains (losses) on derivatives	(16,777)	(19,792)	(58,863)	(25,540)
Net gains (losses) on derivatives	40,127	(42,289)	(66,483)	(50,235)
Net unrealized gains (losses) on financial instruments at fair value	(37,260)	5,791	(47,685)	20,801
Net realized gains (losses) on sales of investments	9,685	(4,339)	39,250	4,038
Gain on deconsolidation	-	47,846	-	47,846
Loss on extinguishment of Debt	5,079	-	5,079	(2,184)
Total other gains (losses)	17,631	7,009	(69,839)	20,266

Other expenses:
Management fees	10,196	6,271	20,522	12,492
Expense recoveries from Manager	(4,652)	(2,164)	(5,765)	(2,845)
Net management fees	5,544	4,107	14,757	9,647
General and administrative expenses	18,559	6,424	29,708	10,479
Total other expenses	24,103	10,531	44,465	20,126

Income before income taxes	116,187	104,769	183,229	205,139
Income taxes	-	-	1	2
Net income	$116,187	$104,769	$183,228	$205,137

Net income per share available to common shareholders:
Basic	$0.57	$0.51	$0.89	$1.00
Diluted	$0.57	$0.51	$0.89	$1.00

Weighted average number of common shares outstanding:
Basic	205,492,089	205,441,790	205,509,782	205,447,127
Diluted	205,579,639	205,506,890	205,573,297	205,512,291

(1)	Includes interest income of consolidated VIEs of $146,900 and $85,262 for the quarters ended June 30, 2015 and 2014, respectively and interest income of consolidated VIEs of $297,518 and $170,473 for the six months ended June 30, 2015 and 2014, respectively.
See Note 8 for further discussion.

(2)	Includes interest expense of consolidated VIEs of $50,426 and $17,176 for the quarters ended June 30, 2015 and 2014, respectively and interest expense of consolidated VIEs of $97,179 and $37,875 for the six months ended June 30, 2015 and 2014, respectively.
See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.
Our net income increased by $11 million to $116 million, or $0.57 per average basic common share, for the quarter ended June 30, 2015 as compared to $105 million, or $0.51 per average basic common share, for the quarter ended June 30, 2014. Net interest income increased by $36 million or 32% for the quarter ended June 30, 2015 when compared to the same period of 2014.  The increase in earnings for the quarter ended June 30, 2015 over the same period of 2014 is attributable in part to a $40 million gain on derivatives for the quarter ended June 30, 2015, compared to a loss of $42 million over the same period of 2014.  This gain was offset in part by an unrealized loss of $37 million on financial instruments at fair value for the quarter ended June 30, 2015 compared to a gain of $6 million for the same period of 2014.  In addition, general and administrative expenses increased by $13 million from $6 million for the quarter ended June 30, 2014 to $19 million for the same period of 2015.  During the second quarter of 2014, we realized a gain of $47 million related to the deconsolidation of a previously consolidated VIE. We did not deconsolidate any VIEs during the quarter ended June 30, 2015.

Our net income decreased by $22 million to $183 million, or $0.89 per average basic common share, for the six months ended June 30, 2015 as compared to $205 million, or $1.00 per average basic common share, for the six months ended June 30, 2014. Net interest income increased by $120 million or 57% for the six months ended June 30, 2015 when compared to the same period of 2014.  The decrease in earnings for the six months ended June 30, 2015 over the same period of 2014 is attributable in part to an unrealized loss of $48 million on financial instruments at fair value for the six months ended June 30, 2015 compared to a gain of $21 million for the same period of 2014.  In addition, general and administrative expenses increased by $20 million from $10 million for the six months ended June 30, 2014 to $30 million for the same period of 2015.  During the second quarter of 2014, we realized a gain of $47 million related to the deconsolidation of a previously consolidated VIE. We did not deconsolidate any VIEs during the six months ended June 30, 2015.

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

Prepayment Speeds. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, vary according to interest rates, the type of investment, conditions in financial markets, and other factors, none of which can be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans, and as a result, prepayment speeds tend to decrease. When interest rates fall, prepayment speeds tend to increase. For mortgage loan and RMBS investments purchased at a premium, as prepayment speeds increase, the amount of income we earn decreases as the purchase premium on the bonds amortizes faster than expected. Conversely, decreases in prepayment speeds result in increased income and can extend the period over which we amortize the purchase premium. For mortgage loan and RMBS investments purchased at a discount, as prepayment speeds increase, the amount of income we earn increases from the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in decreased income as the accretion of the purchase discount into interest income occurs over a longer period. The correlation between interest rates and prepayment may not always follow normal trends for certain asset classes. Due to economic hardship, some borrowers may be unable to refinance their loans as underwriting standards are more stringent and credit conditions remain restrictive.

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

At June 30, 2015, the difference between GAAP book value and estimated economic book value was determined to be $245 million, or $1.20 per share. At December 31, 2014, the difference between GAAP book value and estimated economic book value was determined to be $336 million, or $1.65 per share. This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing on the statement of financial condition. In these re-securitization transactions, we have generally retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts. These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts. As the senior notes pay off, we expect the difference between our economic and our GAAP book value to decrease. The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of June 30, 2015 and December 31, 2014.

June 30, 2015
(dollars in thousands, except per share data)

GAAP Book Value	$3,440,065
GAAP Book Value per Share	$16.73

Economic Adjustments:
Assets of Consolidated VIEs	(7,547,572)
Non-Recourse Liabilities of Consolidated VIEs	4,890,489
Interests in VIEs eliminated in consolidation	2,411,745

Total Adjustments - Net	(245,338)
Total Adjustments - Net (per share)	1.19

Economic Book Value	$3,194,727
Economic Book Value per Share	$15.54

December 31, 2014
(dollars in thousands, except per share data)

GAAP Book Value	$3,607,690
GAAP Book Value per Share	$17.55

Economic Adjustments:
Assets of Consolidated VIEs	(7,798,794)
Non-Recourse Liabilities of Consolidated VIEs	5,095,278
Interests in VIEs eliminated in consolidation	2,367,953

Total Adjustments - Net	(335,563)
Total Adjustments - Net (per share)	1.65

Economic Book Value	$3,272,127
Economic Book Value per Share	$15.90

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

Portfolio Review

During the quarter ended June 30, 2015, on an aggregate basis, we purchased $1.6 billion of invested assets, sold $2.3 billion of invested assets, and received $628 million in principal payments related to our Agency and Non-Agency RMBS. In addition, we used $582 million of proceeds received from principal and interest on our investments to repay principal on our securitized debt.

The following table summarizes certain characteristics of our portfolio at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014

Interest earning assets at period-end (1)	$15,444,543	$17,170,998
Interest bearing liabilities at period-end	$11,704,320	$13,550,659
Leverage at period-end	3.4:1	3.8:1
Leverage at period-end (recourse)	2.1:1	2.6:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	10.1%	5.1%
Senior	4.0%	1.5%
Senior, interest only	2.0%	1.4%
Subordinated	4.0%	2.2%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	10.8%	10.3%
Agency MBS	43.7%	52.1%
Residential	37.0%	50.9%
Commercial	4.7%	N/A
Interest-only	2.1%	1.2%
Securitized loans held for investment	35.4%	32.5%
Fixed-rate percentage of portfolio	84.5%	92.5%
Adjustable-rate percentage of portfolio	15.5%	7.5%
Annualized yield on average interest earning assets for the year ended	6.2%	6.9%
Annualized cost of funds on average borrowed funds for the year ended (2)	2.4%	2.5%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

The following table presents details of each asset class in our portfolio at June 30, 2015 and December 31, 2014. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$842,661	$69.46	$74.22	1.5%	5.0%	10.7%	9.9%	29.4%	64.2%	11.4%	$2,693
Senior, interest only	$6,328,407	$4.53	$4.21	1.5%	11.2%	14.2%	12.9%	20.6%	53.3%	0.0%	$-
Subordinated	$998,108	$58.06	$69.28	3.2%	7.5%	15.6%	15.6%	16.3%	42.3%	10.0%	$4,745
Subordinated, interest only	$300,327	$5.72	$5.00	1.3%	10.6%	14.1%	10.6%	15.8%	46.8%	0.0%	$-
RMBS transferred to consolidated VIEs	$2,951,300	$52.91	$79.25	4.5%	21.2%	12.2%	10.8%	21.4%	61.3%	1.2%	$25,023
Agency Mortgage-Backed Securities
Residential	$5,086,019	$105.28	$104.89	3.9%	3.2%	16.7%	14.0%	NA	NA	NA	$-
Commercial	$660,438	$101.96	$101.06	3.4%	2.6%	0.0%	5.4%	NA	NA	NA	$-
Interest-only	$6,761,116	$4.44	$4.39	0.9%	3.7%	9.4%	9.4%	NA	NA	NA	$-
Securitized loans	$5,144,602	$99.55	$101.57	6.6%	4.9%	10.9%	9.0%	7.6%	47.6%	37.1%	$7,101
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$344,951	$70.30	$77.98	2.3%	6.1%	10.8%	11.6%	30.9%	68.6%	10.4%	$2,190
Senior, interest only	$5,178,737	$4.32	$3.87	1.6%	13.9%	12.2%	13.0%	21.2%	51.6%	0.0%	$-
Subordinated	$690,599	$50.18	$65.79	3.1%	10.6%	13.9%	14.8%	15.8%	45.5%	11.7%	$5,669
Subordinated, interest only	$216,403	$4.43	$3.14	0.9%	9.2%	7.0%	11.3%	13.3%	46.1%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,133,610	$53.51	$80.03	4.5%	17.4%	10.2%	10.7%	21.9%	59.5%	1.3%	$25,603
Agency Mortgage-Backed Securities
Residential	$7,774,266	$104.96	$106.19	4.0%	3.2%	9.7%	10.6%	NA	NA	NA	$-
Interest-only	$3,884,523	$4.89	$4.79	0.9%	3.1%	11.7%	9.5%	NA	NA	NA	$-
Securitized loans	$5,241,100	$99.13	$101.74	6.6%	6.3%	9.8%	8.2%	10.3%	46.0%	36.5%	$3,642
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

	For the Quarters Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$990,332	$987,861	$977,042	$951,305	$990,202
Accretion of discount	(41,302)	(44,350)	(44,165)	(39,062)	(42,101)
Purchases	28,894	80,712	2,636	126,752	(6,773)
Sales and deconsolidation	(1,458)	(29,147)	(1,977)	(66,161)	(669)
Transfers from (to) credit reserve, net	59,026	(4,744)	54,325	4,208	10,646
Balance, end of period	$1,035,492	$990,332	$987,861	$977,042	$951,305

	For the Quarters Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(dollars in thousands)
	Non-Accretable Difference
Balance, beginning of period	$947,202	$908,927	$933,668	$1,046,519	$1,171,130
Principal Writedowns	(34,261)	(39,955)	(37,044)	(81,289)	(41,155)
Purchases	121,253	80,712	2,636	126,752	(6,773)
Sales and deconsolidation	(709)	(15,041)	-	(156,096)	(71,384)
Net other-than-temporary credit impairment losses	27,101	7,815	63,992	1,990	5,347
Transfers to (from) credit reserve	(59,026)	4,744	(54,325)	(4,208)	(10,646)
Balance, end of period	$1,001,560	$947,202	$908,927	$933,668	$1,046,519

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

Results of Operations for the Quarters Ended June 30, 2015 and 2014

Our primary source of income is interest income earned on our assets. Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.

Interest Income

Interest income increased by $81 million, or 60%, to $215 million for the quarter ended June 30, 2015 from $134 million for the same period of 2014. The increase is primarily due to the acquisition of seasoned sub-prime residential mortgage loans in the second half of 2014 and the second quarter of 2015.  Seasoned sub-prime residential mortgage loans contributed $73 million of interest income during the quarter ended June 30, 2015.

Interest income increased by $203 million, or 80%, to $458 million for the six months ended June 30, 2015 from $255 million for the same period of 2014. The increase is primarily due to the acquisition of seasoned sub-prime residential mortgage loans in the second half of 2014 and the second quarter of 2015.  Seasoned sub-prime residential mortgage loans contributed $145 million of interest income during the six months ended June 30, 2015.  In addition, we significantly increased agency holdings which contributed an additional $67 million in interest income during the six months ended June 30, 2015 when compared to the same period of 2014.

Interest Expense

Interest expense increased by $42 million, or 163%, to $75 million for the quarter ended June 30, 2015 from $33 million for the same period of 2014. The increase is primarily due to increased interest expense of $38 million on our securitized debt collateralized by seasoned sub-prime residential mortgage loans due to the financing added for the acquisition of seasoned sub-prime residential mortgage loans during the second half of 2014 and the second quarter of 2015.

Interest expense increased by $90 million, or 148%, to $151 million for the six months ended June 30, 2015 from $61 million for the same period of 2014. The increase is primarily due to increased interest expense of $70 million on our securitized debt collateralized by seasoned sub-prime residential mortgage loans due to the financing added for the acquisition of seasoned sub-prime residential mortgage loans during the second half of 2014 and the second quarter of 2015.  Interest expense on repurchase agreements increased by $24 million during the six months ended June 30, 2015 when compared to the same period of 2014.

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

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Swaps	Economic Net Interest Income (1)
For the Quarter Ended June 30, 2015	$215,804	$66,044	$9,030	$75,074	$149,760	$9,030	$140,173
For the Quarter Ended March 31, 2015	$243,145	$60,456	$15,169	$75,625	$182,689	$15,169	$167,202
For the Quarter Ended December 31, 2014	$242,455	$65,794	$17,679	$83,473	$176,661	$17,679	$158,972
For the Quarter Ended September 30, 2014	$190,355	$38,886	$17,132	$56,018	$151,469	$17,132	$134,333
For the Quarter Ended June 30, 2014	$134,318	$20,680	$12,061	$32,741	$113,638	$12,061	$101,573
(1) Excludes interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	June 30, 2015			June 30, 2014
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$6,360,739	$44,821	2.8%	$3,351,225	$29,217	3.5%
Non-Agency RMBS	1,322,212	25,651	7.8%	829,490	19,835	9.6%
Non-Agency RMBS transferred to consolidated VIEs	1,593,971	68,885	17.3%	1,934,640	76,898	15.9%
Jumbo Prime securitized residential mortgage loans held for investment	559,150	6,250	4.5%	740,122	8,364	4.5%
Seasoned sub-prime securitized residential mortgage loans held for investment	4,518,897	71,765	6.4%	-	-	0.0%
Total	$14,354,969	$217,372	6.1%	$6,855,477	$134,314	7.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$5,395,795	$16,580	1.2%	$2,883,892	$14,788	2.1%
Non-Agency repurchase agreements	1,508,721	8,069	2.1%	170,844	777	1.8%
Securitized debt, collateralized by Non-Agency RMBS	648,437	9,218	5.7%	807,913	10,865	5.4%
Securitized debt, collateralized by jumbo prime residential mortgage loans	447,975	5,157	4.6%	620,923	6,311	4.1%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	3,799,069	36,050	3.8%	-	-	-
Total	$11,799,997	$75,074	2.5%	$4,483,572	$32,741	2.9%

Net economic interest income/net interest rate spread		$142,298	3.6%		$101,573	4.9%

Net interest-earning assets/net interest margin	$2,554,972		4.0%	$2,371,905		5.9%

Ratio of interest-earning assets to interest bearing liabilities	1.22			1.53
(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

	For the Six Months Ended
	June 30, 2015			June 30, 2014
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$6,971,459	$112,607	3.2%	$2,647,226	$45,257	3.4%
Non-Agency RMBS	1,155,600	50,075	8.7%	795,323	39,247	9.9%
Non-Agency RMBS transferred to consolidated VIEs	1,613,824	137,068	17.0%	1,981,636	154,309	15.6%
Jumbo Prime securitized residential mortgage loans held for investment	583,898	14,253	4.9%	757,597	16,164	4.3%
Seasoned sub-prime securitized residential mortgage loans held for investment	4,530,459	146,196	6.5%	-	-	-
Total	$14,855,240	$460,199	6.2%	$6,181,782	$254,977	8.3%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$6,292,257	$39,240	1.2%	$2,273,023	$22,164	2.0%
Non-Agency repurchase agreements	1,313,781	14,278	2.2%	86,371	777	1.8%
Securitized debt, collateralized by Non-Agency RMBS	667,263	17,165	5.1%	849,852	26,019	6.1%
Securitized debt, collateralized by jumbo prime residential mortgage loans	472,649	10,498	4.4%	637,275	11,856	3.7%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	3,822,168	69,516	3.6%	-	-	0.0%
Total	$12,568,118	$150,697	2.4%	$3,846,521	$60,816	3.2%

Net economic interest income/net interest rate spread		$309,502	3.8%		$194,161	5.1%

Net interest-earning assets/net interest margin	$2,287,122		4.2%	$2,335,260		6.3%

Ratio of interest-earning assets to interest bearing liabilities	1.18			1.61
(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Net Economic Interest Income and the Average Earning Assets

Our economic net interest income increased by $39 million, or 38%, to $140 million for the quarter ended June 30, 2015 from $101 million for the same period of 2014. Our economic net interest income increased by $113 million, or 58%, to $307 million for the quarter ended June 30, 2015 from $194 million for the same period of 2014.  Our net interest rate spread, which equals the yield on our average assets less the economic average cost of funds decreased by 140 basis points and 130 basis points for the quarter and six months ended June 30, 2015 as compared to the same period of 2014. The net interest margin, which equals the net economic interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 190 basis points and 210 basis points for the quarter and six months ended June 30, 2015 as compared to the same period of 2014. Our net interest margin declined due to a decline in the total average yield on our interest-earning assets which was not fully offset by the decline in our average cost of funds. The portfolio has experienced significant changes from the same period for the prior year as we have increased our average Agency RMBS and securitized loans held for investment and our Non-Agency RMBS has declined as a percentage of the total portfolio. These changes have increased our leverage, resulting in lower net interest rate spreads, but higher total interest income.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2015	$11,799,997	$75,074	2.50%	0.18%	0.42%	(0.24%)	2.32%	2.08%
For The Quarter Ended March 31, 2015	$13,311,297	$75,625	2.27%	0.17%	0.38%	(0.21%)	2.10%	1.89%
For The Quarter Ended December 31, 2014	$13,336,713	$83,473	2.50%	0.16%	0.33%	(0.17%)	2.35%	2.17%
For The Quarter Ended September 30, 2014	$10,351,252	$56,018	2.16%	0.15%	0.33%	(0.17%)	2.01%	1.84%
For The Quarter Ended June 30, 2014	$4,483,572	$32,741	2.92%	0.15%	0.32%	(0.17%)	2.77%	2.60%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $7.3 billion, for the quarter ended June 30, 2015 as compared to the same period of 2014. Economic interest expense increased by $42 million, for the quarter ended June 30, 2015 as compared to the same period of 2014. The increase in average interest-bearing liabilities is a result of the increase in leverage from repurchase agreements and securitized debt entered into since June 30, 2014, offset by declines in our securitized debt collateralized by Non-Agency RMBS. The additional financing was used to increase our Agency RMBS and secured residential mortgage loans. Our interest expense has increased due to the increase in average interest-bearing liabilities.

Average interest-bearing liabilities increased by $8.7 billion, for the six months ended June 30, 2015 as compared to the same period of 2014. Economic interest expense increased by $90 million, for the six months ended June 30, 2015 as compared to the same period of 2014. The increase in average interest-bearing liabilities is a result of the increase in leverage from repurchase agreements and securitized debt entered into since June 30, 2014, offset by declines in our securitized debt collateralized by Non-Agency RMBS. The additional financing was used to increase our Agency RMBS and secured residential mortgage loans. Our interest expense has increased due to the increase in average interest-bearing liabilities.

Contributing to the overall increased economic interest expense are higher interest rates.  Average one-month and six month LIBOR were up one basis point and four basis points, respectively, in the second quarter of 2015 as compared to 2014. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $27 million and $5 million for the quarters ended June 30, 2015 and 2014, respectively and $35 million and $7 million for the six months ended June 30, 2015 and 2014, respectively. Of these amounts, $22 million and $4 million of the OTTI for the quarter ended June 30, 2015 was related to securities included in our consolidated VIEs and $29 million and $4 million of the OTTI for the six months ended June 30, 2015 was related to securities included in our consolidated VIEs. As of June 30, 2015, we had seven non-agency RMBS securities subject to OTTI in an unrealized loss position totaling less than $1 million for which we did not recognize impairment. We intend to hold these securities until they recover their amortized cost. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

The table below shows a summary of our net gain (loss) on derivative instruments, for the quarters ended June 30, 2015 and 2014.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(9,030)	$(12,061)	$(24,199)	$(17,711)
Realized gain (loss) on derivative instruments, net:
Mortgage Options	31	1,050	443	1,653
Treasury Futures	(7,778)	(8,781)	(35,230)	(9,482)
Swaptions	-	-	144	-
Other Derivative Assets	-	-	(21)	-
Swaps - Terminations	(31,124)	-	(99,703)	-
Total realized gain (loss) on derivative instruments, net	(38,871)	(7,731)	(134,367)	(7,829)
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	70,269	(19,834)	80,229	(15,769)
Mortgage Options	1	3,593	225	4,339
Treasury Futures	13,704	(6,256)	8,796	(13,265)
Swaptions	4,054	-	2,833	-
Total unrealized gain (loss) on derivative instruments, net:	88,028	(22,497)	92,083	(24,695)
Total gain (loss) on derivative instruments, net	$40,127	$(42,289)	$(66,483)	$(50,235)

Our derivative portfolio primarily includes interest rate swaps, swaptions, Treasury futures, and mortgage options. During the quarter and six months ended June 30, 2015, we terminated interest rate swap agreements with a notional value of $600 million and $1.2 billion, respectively.  In addition, during the quarter and six months ended June 30, 2015, swaps with a notional value of $300 million and $800 million matured.  These terminations and maturities were offset by an additional $2.5 billion and $2.7 billion of swaps and swaptions added during the quarter and six months ended June 30, 2015.  During the second quarter of 2015, we did not change our Treasury future net positions.  During the six months ended June 30, 2015, we reduced our Treasury positions by $390 million of notional.  Changes in our derivative positions were a result of changes in the portfolio composition and changes in interest rates.

During the quarter ended June 30, 2015, we recognized realized losses on derivatives of $17 million compared to realized losses of $20 million for the same period of 2014.  During the six months ended June 30, 2015, we recognized realized losses on derivatives of $58 million compared to realized losses of $26 million for the same period of 2014. Realized losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury futures and mortgage options, not including amounts paid to terminate our derivative positions. Realized gains and losses for the second quarter of 2015 includes the payment of $68 million to terminate interest rate swaps.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio.  Changes in the unrealized gains and losses of our derivatives portfolio are generally offset by net changes in our investment portfolio. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. Total unrealized gains during the quarter and six months ended June 30, 2015 was $88 million and $92 million, an increase of $110 million and $117 million from unrealized losses of $22 million and $25 million for the same periods of 2014.

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters ended June 30, 2015 and 2014 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income. The increase in the net periodic interest cost of the interest rate swaps are primarily due to declines in interest rates year over year as we pay a fixed rate on our interest rate swaps and are receiving a lower floating rate.

Treasury futures are not included in our economic interest expense and economic net interest income. We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio. As we identify opportunities in mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities. We had one mortgage option as of June 30, 2015 with an unrealized gain of less than $1 million.

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

	As of June 30, 2015		As of June 30, 2014
	(dollars in thousands)		(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
IO RMBS securities	$13,430,256	$584,499	6,166,681	286,161
Non-Agency RMBS securities	N/A	21,822	-	-
Securitized loans held for investment, at fair value	5,144,602	5,208,556	-	-

Liabilities:
Securitized debt at fair value	4,347,561	4,265,219	-	-
Total	$22,922,419	$10,080,096	$6,166,681	$286,161

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value
Assets:
IO RMBS securities	$(4,472)	5,791	$2,986	$20,801
Non-Agency RMBS securities	(2,386)	-	(3,295)	-
Securitized loans held for investment, at fair value	(7,459)	-	(18,111)	-

Liabilities:
Securitized debt at fair value	(22,943)	-	(29,265)	-
Total	$(37,260)	$5,791	$(47,685)	$20,801

Unrealized gains and losses on our Agency and Non-Agency RMBS portfolio represent the changes in fair values of the securities from the prior period. Unrealized gains and losses on our entire Agency and Non-Agency RMBS portfolio are reflected in earnings. IO securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools. The fair value of IO RMBS securities are heavily impacted by changes in expected prepayment rates. When IO securities prepay, the holder of the IO security will receive less interest on the investment due to the reduced principal. During the second quarter of 2015, we acquired residual interests in several seasoned pools for mortgage loans. These holdings generally do not have a traditional unpaid principal amount and pay cash based on guidance in the trust documents when excess cash is available. Many of these holdings do not pay any interest and may never pay interest. We have elected to carry these residual interests at fair value with changes in fair value reflected in earnings. As of January 1, 2015, the Company adopted the guidance in ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which allowed us to carry both the assets and liabilities of certain consolidated VIEs at fair value with changes in fair value reflected in earnings.

During the quarter and six months ended June 30, 2015, we recorded unrealized losses in earnings of $37 million and $48 million, compared to a gain of $5 million and $21 million for the same period of 2014.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

Net realized gains on sales of investments were $10 million and $39 million for the quarters and six months ended June 30, 2015, respectively as compared to losses of $4 million and gains of $4 million for the quarters and six months ended June 30, 2014, respectively. We do not forecast sales of investments as we generally expect to invest for long term gains, however, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

During the second quarter of 2015, the company called $236 million of securitized debt collateralized by non-agency RMBS at par for cash payments of $231 million. During the first quarter of 2014, the company purchased $54 million of securitized debt collateralized by non-agency RMBS for cash payments of $56 million. When the Company acquires its outstanding debt, it extinguishes the outstanding debt and recognizes a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt. These debt extinguishments resulted in a gain of $5 million in 2015 and a loss of $2 million for the same period of 2014, which is reflected in the Consolidated Statement of Operations and Comprehensive Income as a loss on extinguishment of debt during the quarter and six months ended June 30, 2015 and 2014, respectively.

Net Management Fees and General and Administrative Expenses

The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee and G&A Expenses	Total Management Fee and G&A Expenses/Average Assets	Total Management Fee and G&A Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2015	$24,103	0.58%	2.77%
For The Quarter Ended March 31, 2015	$20,362	0.43%	2.28%
For The Quarter Ended December 31, 2014	$22,612	0.47%	2.51%
For The Quarter Ended September 30, 2014 (1)	$13,178	0.43%	1.54%
For The Quarter Ended June 30, 2014	$10,317	0.42%	1.22%
(1) Does not include one-time management fee reduction of $24 million

We incurred management fees of $10 million and $6 million for each of the quarters ended June 30, 2015 and 2014, respectively and $21 million and $12 million for each of the six months ended June 30, 2015 and 2014, respectively. We also recognized reimbursements from the Manager related to the amended management agreement of approximately $5 million and $2 million for each of the quarters ended June 30, 2015 and 2014 and $6 million and $3 million for each of the six month periods ended June 30, 2015 and 2014. The management fee is based on our stockholders’ equity as defined in the Management Agreement. See further discussion of the management fee, including amendments to the Management Agreement, as well as other agreements with the Manager in our discussion of related party transactions below.

G&A expenses were approximately $19 million and $6 million for the quarters ended June 30, 2015 and 2014, respectively. G&A expenses were approximately $30 million and $10 million for the six months ended June 30, 2015 and 2014, respectively. G&A expenses include servicing fees paid by our consolidated VIEs of approximately $6 million and $1 million for the quarters ended June 30, 2015 and 2014 and $13 million and $1 million. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. Excluding the servicing fees, our G&A expenses have increased in the second quarter of 2015 as compared to the same period of 2014 primarily as a result of increased legal and professional services fees, which were largely offset by reimbursements from the Manager. G&A expenses for the quarter ended June 30, 2015 also include $3 million of financing fee expenses incurred to create new securitization vehicles related to financing our sub-prime residential mortgage loan portfolio.  There were no financing fee expenses recognized in G&A expenses in 2014.

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

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee & G&A Expenses/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Quarter Ended June 30, 2015	15.31%	(2.00%)	3.56%	(2.77%)	13.35%
For The Quarter Ended March 31, 2015	17.06%	2.44%	(8.96%)	(2.28%)	7.52%
For The Quarter Ended December 31, 2014	15.70%	(3.51%)	(7.75%)	(2.51%)	0.72%
For The Quarter Ended September 30, 2014	15.64%	7.41%	2.57%	(1.54%)	43.99%
For The Quarter Ended June 30, 2014	12.00%	(1.17%)	2.55%	(1.22%)	12.38%
* Includes effect of realized losses on interest rate swaps.

Our net income was $116 million and $105 million for the quarters ended June 30, 2015 and 2014, respectively and $183 million and $205 million for the six months ended June 30, 2015 and 2014. Economic net interest income as a percentage of average equity increased by 306 and 579 basis points for the quarter and six months ended June 30, 2015 as compared to the same period of 2014. The increase in our economic net interest income as a percentage of average equity is due to an increase in interest earned, net of economic interest expense, on primarily residential mortgage loans and Agency MBS assets over the prior year as we have increased our interest bearing assets to enhance net economic interest income. Return on average equity increased by 126 basis points for the quarter ended June 30, 2015 as compared to the same period of 2014. The increase is due to higher income in the current quarter, primarily as a result of additional net interest income as well as unrealized gains on interest rate swaps.  Return on average equity decreased by 159 basis points for the six months ended June 30, 2015 as compared to the same period of 2014. While net interest income increased, this increase was offset by realized losses on derivatives, including termination of swap fees of $100 million.

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

Our core earnings was $109 million, or $0.53 per average basic common share, for the quarter ended June 30, 2015 compared to $83 million, or $0.41 per average basic common share, for the same period in 2014. Our core earnings was $229 million, or $1.11 per average basic common share, for the six ended June 30, 2015 compared to $166 million, or $0.81 per average basic common share, for the same period in 2014. We attribute the majority of the increase in core earnings to the increase in net interest income from the acquisition of additional Agency RMBS and securitized loans since the quarter ended June 30, 2014 which has contributed to net income while maintaining low levels of leverage.

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the quarters ended June 30, 2015 and 2014 and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands, except per share data)
GAAP Net income	$116,187	$104,769	$183,228	$205,137
Adjustments:
Net other-than-temporary credit impairment losses	27,101	5,347	34,916	6,881
Net unrealized gains (losses) on derivatives	(88,028)	22,497	(92,083)	24,695
Net unrealized (gains) losses on financial instruments at fair value	37,260	(5,791)	47,685	(20,801)
Net realized (gains) losses on sales of investments	(9,685)	4,339	(39,250)	(4,038)
(Gains) losses on extinguishment of debt	(5,079)	-	(5,079)	2,184
Gain on deconsolidation	-	(47,846)	-	(47,846)
Realized (gains) losses on terminations of interest rate swaps	31,124	-	99,703	-
Core Earnings	$108,880	$83,315	$229,120	$166,212

GAAP net income per basic common share	$0.57	$0.51	$0.89	$1.00
Core earnings per basic common share	$0.53	$0.41	$1.11	$0.81

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

Current Period

We held cash and cash equivalents of approximately $50 million and $165 million at June 30, 2015 and December 31, 2014, respectively. As a result of our operating, investing and financing activities described above, our cash position decreased by $115 million from December 31, 2014 to June 30, 2015.

Our operating activities provided net cash of approximately $189 million and $34 million for the six months ended June 30, 2015 and 2014, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. During the second quarter of 2015, interest received net of interest paid was $314 million. This cash received was offset in part by payments on derivatives of $100 million for termination of existing swaps.

Our investing activities provided cash of approximately $1.7 billion and used cash of $3.3 billion for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 we purchased investments of $4.7 billion, primarily Agency RMBS. This use of cash was offset during the period from sales of investments of $5.2 billion and principal repayments of $1.2 billion during the first six months of 2015. The purchases and sales activity was primarily due to the Company continuing to balance its Agency portfolio to maximize spread income and provide liquidity for purchases of Non-Agency RMBS and mortgage loan pools.

Our financing activities used cash of $2.1 billion and provided cash of $3.3 billion for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, we paid proceeds on our repurchase agreements, net of proceeds on our repurchase agreements of $1.6 billion. We also repaid principal of our securitized debt of $707 million and paid dividends of $191 million. During the second quarter of 2015, we also called debt with an unpaid principal balance of $231 million at par and issued new debt to fund acquisitions of residential mortgage loans for proceeds of $485 million.

Our recourse leverage is 2.1:1 and 2.6:1 for the periods ended June 30, 2015 and December 31, 2014, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. The decrease in our recourse leverage compared to June 30, 2014 is a result of the sale of higher leverage agency positions to acquire residential mortgage loans.  Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our economic net equity calculated as a part of our economic book value.

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

At June 30, 2015 and December 31, 2014 the remaining maturities on our RMBS repurchase agreements were as follows.

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Overnight	$-	$-
1 to 29 days	1,760,117	2,652,717
30 to 59 days	2,205,982	1,371,856
60 to 89 days	1,195,784	656,915
90 to 119 days	262,226	2,068,740
Greater than or equal to 120 days	1,389,722	1,705,153
Total	$6,813,831	$8,455,381

Average days to maturity	88 Days	100 Days

We collateralize the repurchase agreements we use to finance our operations with our RMBS investments. Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender. The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur. At June 30, 2015, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.4% compared to a haircut on Agency RMBS of 5.1% at December 31, 2014. At June 30, 2015, the weighted average haircut on our repurchase agreements collateralized by Non-Agency RMBS was 30.9% compared to a haircut on Non-Agency RMBS of 29.4% at December 31, 2014.

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

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. Our average repurchase agreement balance for the quarter ended June 30, 2015 increased compared to our average repurchase agreement balance for the quarter ended June 30, 2014 due to additional borrowings on our repurchase agreements in excess of repayments during 2014. We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)

Quarter End June 30, 2015	$6,904,516	$6,813,831
Quarter End March 31, 2015	$8,315,355	$8,296,224
Quarter End December 31, 2014	$8,247,722	$8,455,381
Quarter End September 30, 2014	$7,741,837	$7,838,163
Quarter End June 30, 2014	$3,054,737	$5,564,554

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2015 and December 31, 2014 our total debt was approximately $11.7 billion and $13.6 billion which represented a debt-to-equity ratio of approximately 3.4:1 and 3.8:1, respectively. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

During the second quarter of 2015, we decreased our leverage as we sold portions of our Agency MBS portfolio to generate liquidity to settle repurchase agreements as well as to acquire a pool of mortgage loans. At June 30, 2015, we had repurchase agreements with nineteen counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by limiting our exposure to any counterparty to approximately 10% or less of our total equity, as well as ensuring all our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of June 30, 2015 and December 31, 2014, we had $7.9 billion and $9.3 billion, respectively, of securities pledged against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from 30 to 365 days. The average term on our repurchase agreements at June 30, 2015 and December 31, 2014 was 88 days and 100 days, respectively. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the risk of our repurchase agreements primarily through the use of interest rate swaps. The average remaining maturities on our interest rate swaps at June 30, 2015 range from less than 1 year to 19 years and have a weighted average maturity of approximately 4 years. We use these interest rate swaps to protect the portfolio from short term changes in interest rates. We currently have three swap counterparties. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of June 30, 2015, we have posted $65 million of cash and securities as collateral to our swap counterparties.

Secured Debt Financing Transactions

During the second quarter of 2015, we called securitized debt, collateralized by loans held for investment with an unpaid principal balance of $231 million at par.  Additionally, during the quarter, we issued new debt, collateralized by these same loans held for investment, with an unpaid principal balance of $277 million for $276 million.  Additionally, we issued debt with an unpaid principal amount of $210 million for $209 million.  These proceeds were used to finance additional subprime residential mortgage loans acquired during the period.  The difference between the unpaid principal balance and the proceeds received on the securitized debt will be amortized as an adjustment to the periodic cost of the debt.  All new debt issued during the period may be called any time after three years.

Subsequent to the reporting date, we called securitized debt, collateralized by loans held for investment with an unpaid principal balance of $508 million at par.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or interest rate swaps with six counterparties as of June 30, 2015 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at June 30, 2015:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$626,538	$(22,466)	$52,327	0.33%
Netherlands	1	259,527	-	14,360	0.09%
Switzerland	2	1,204,902	(9,494)	408,060	2.59%
United Kingdom	2	266,489	-	24,500	0.16%
Total	6	$2,357,456	$(31,960)	$499,247	3.17%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At June 30, 2015, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

On January 28, 2011, the Company entered into an equity distribution agreement with FIDAC and UBS Securities LLC (“UBS”). The Company did not sell any shares of its common stock under the equity distribution agreement during the quarters ended June 30, 2015 and 2014. On September 24, 2009, the Company implemented a Dividend Reinvestment and Share Purchase Plan (“DRSPP”). The DRSPP was suspended during the quarter ended March 31, 2012 when the Company was no longer current in its filings with the SEC. There were no shares issued as a part of the DRSPP during the quarters ended June 30, 2015 and 2014.

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

During the quarter ended June 30, 2015, we declared dividends to common shareholders totaling $98 million, or $0.48 per share. During the quarter ended June 30, 2014, we declared dividends to common shareholders totaling $92 million, or $0.45 per share. During the six months ended June 30, 2015, we declared dividends to common shareholders totaling $197 million, or $0.96 per share. During the six months ended June 30, 2014, we declared dividends to common shareholders totaling $185 million, or $0.90 per share.

There was no preferred stock issued or outstanding as of June 30, 2015 and December 31, 2014.

Related Party Transactions

The Management Agreement

As discussed above, on August 5, 2015, we entered into agreements to internalize the Company’s management. Prior to the Internalization, we were managed by FIDAC pursuant to the Management Agreement (the “Management Agreement”). In connection with the Internalization, we terminated the Management Agreement without the payment of any termination fee. Thus, the description below relates to periods prior to the Internalization.

We entered into the Management Agreement with FIDAC, which provided for an initial term through December 31, 2010 with an automatic one-year extension option and subject to certain termination rights. Effective November 28, 2012, the management fee was reduced from 1.50% to 0.75% per annum of gross stockholders’ equity, which remained in effect until we were current on all of its filings required under applicable securities laws.

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

The Management Agreement provides that the Manager will pay all past and future expenses that the Company or our Audit Committee incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation or the Restatement Filing (the “Investigation”); provided, however, that the Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us or our Audit Committee for the Evaluation, Restatement Filing and the Investigation. The amount paid by the Manager related to these expenses for the quarters ended June 30, 2015 and 2014 is $5 million and $2 million, respectively. The amount paid by the Manager related to these expenses for the six months ended June 30, 2015 and 2014 is $6 million and $3 million, respectively.  Recoveries are presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager

The Company is obligated to reimburse the Manager for costs incurred on the Company’s behalf under the Management Agreement. In addition, the Management Agreement permits the Manager to require us to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that the Manager incurred in connection with operations. These expenses are allocated between the Company and the Manager based on the ratio of the proportion of gross assets compared to the gross assets under management by the Manager as calculated at each quarter end. The Manager and us will modify this allocation methodology, subject to the approval of our Board of Directors, if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to the Managers other funds and accounts). During the quarters and six months ended June 30, 2015 and 2014, reimbursements to the Manager were $1 million.

Clearing Fees

On March 1, 2011, we entered into an administrative services agreement with RCap Securities, Inc., or RCap. We use RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary fees in return for such services. RCap may also provide brokerage services to us from time to time. The fees paid to RCap are $1 million for the quarters and six months ended June 30, 2015 and 2014.

In connection with the Internalization, the administrative services agreement was terminated without the payment of any termination fee.

Restricted Stock Grants

We granted 260,200 shares of restricted stock to employees of the Manager and its affiliates and members of our Board of Directors on January 2, 2008. On February 2, 2015 we granted 84,700 shares of restricted stock to employees of the Manager. At June 30, 2015 and December 31, 2014, there were approximately 85,500 and 39,400 unvested shares of restricted stock issued to employees of FIDAC, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2015 and December 31, 2014. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

June 30, 2015
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$6,513,831	$300,000	$-	$-	$6,813,831
Securitized debt	892,348	1,352,491	965,766	1,618,796	4,829,401
Interest expense on RMBS repurchase agreements (1)	15,548	3	-	-	15,551
Interest expense on securitized debt (1)	176,140	307,280	241,726	564,155	1,289,301
Total	$7,597,867	$1,959,774	$1,207,492	$2,182,951	$12,948,084
(1) Interest is based on variable rates in effect as of June 30, 2015.

December 31, 2014
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$8,155,381	$300,000	$-	$-	$8,455,381
Securitized debt	880,367	1,427,236	940,975	1,645,706	4,894,284
Interest expense on RMBS repurchase agreements (1)	18,451	3	-	-	18,454
Interest expense on securitized debt (1)	184,079	313,263	238,776	573,623	1,309,741
Total	$9,238,278	$2,040,502	$1,179,751	$2,219,329	$14,677,860
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

Capital Requirements

At June 30, 2015 and December 31, 2014, we had no material commitments for capital expenditures.

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

Based on our calculations, as of June 30, 2015 and December 31, 2014, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2015 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2015

Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	(28.84%)	0.06%
-50 Basis Points	(7.01%)	0.22%
Base Interest Rate	-	-
+50 Basis Points	10.07%	(0.62%)
+100 Basis Points	9.66%	(1.52%)
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

Extension Risk

The Manager computes the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when fixed-rate or hybrid adjustable-rate mortgage loans or RMBS are acquired via borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates as the borrowing costs are effectively fixed for the duration of the fixed-rate portion of the related assets. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed and hybrid adjustable-rate assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2015. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2015

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,552,412	$2,835,836	$549,681	$24,135,047	$29,072,977
Cash equivalents	49,548	-	-	-	49,548
Total rate sensitive assets	1,601,960	2,835,836	549,681	24,135,047	29,122,525

Rate sensitive liabilities	5,030,301	2,935,062	22,584	178,216	8,166,163
Interest rate sensitivity gap	$(3,428,341)	$(99,226)	$527,097	$23,956,831	$20,956,362

Cumulative rate sensitivity gap	$(3,428,341)	$(3,527,568)	$(3,000,471)	$20,956,361
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	-12%	-12%	-10%	72%

Our analysis of risks is based on the Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by the Manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this Form 10-Q. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

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

Since 2014, the Company has been implementing a new system to reduce its reliance on spreadsheets.  The system was utilized for the first time to produce the financial results included in this second quarter 2015 Form 10-Q.  Based on the successful implementation of the system as well designing and implementing new controls in 2015, our Chief Executive Officer and Chief Financial Officer believe that the aforementioned material weakness in our internal controls will be remediated in 2015.

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

In addition, our Board of Directors received three derivative demand letters alleging, among other things, that the directors and our officers, as well as the Manager, FIDAC, breached their fiduciary duties to us by failing to institute adequate internal controls and failing to ensure that we made accurate financial disclosures. These letters request, among other things, that the Board of Directors take action to investigate and remedy the alleged breaches of fiduciary duty. The Audit Committee concluded its investigation in 2014 and reached an agreement with FIDAC that resolves the issues raised in the derivative demand letters. The Audit Committee is pursuing additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements. These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3.2	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)
3.3	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference).
3.4	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference).
3.5	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference).
3.6	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on December 19, 2011 and incorporated herein by reference).
3.7	Amendment to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.7 to the Company's Report on form 10-Q filed on May 11, 2015 and incorporated herein by reference).
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

**           Submitted electronically herewith. Attached as Exhibit 10.1 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2015 (Unaudited) and December 31, 2014 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters ended June 30, 2015 and 2014; (iii) Consolidated Statement of Stockholders' Equity for the quarters ended June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the quarters ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: August 7, 2015

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: August 7, 2015

S-1