Form 10-Q
period 2015-09-30
CHIMERA INVESTMENT CORP
filed 2015-11-05
CIK 1409493

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2015

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

520 Madison Avenue
32nd Floor
NEW YORK, NEW YORK
(Address of principal executive offices)

10022
(Zip Code)

(212) 626 2300
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 30, 2015
Common Stock, $.01 par value	189,014,165

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited consolidated financial statements as of December 31, 2014)	2

Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2015 and 2014	3

Consolidated Statements of Changes In Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2015 and 2014	4

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3. Quantitative and Qualitative Disclosures about Market Risk	74

Item 4. Controls and Procedures	78

Part II. OTHER INFORMATION	79

Item 1. Legal Proceedings	79

Item 1A. Risk Factors	79

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 5. Other Information	80

Item 6. Exhibits	81

SIGNATURES	83

i

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$40,097	$164,620
Non-Agency RMBS, at fair value	3,789,967	3,404,149
Agency RMBS, at fair value	6,514,728	8,441,522
Securitized loans held for investment, net of allowance for loan losses of $0 million and $7 million, respectively	-	626,112
Securitized loans held for investment, at fair value	5,281,652	4,699,215
Receivable for investments sold	57,680	1,572,056
Accrued interest receivable	69,774	71,099
Other assets	173,512	172,601
Derivatives, at fair value, net	12,235	3,631
Total assets (1)	$15,939,645	$19,155,005

Liabilities:
Repurchase agreements, RMBS ($8.5 billion and $9.3 billion pledged as collateral, respectively)	$7,150,821	$8,455,381
Securitized debt, collateralized by Non-Agency RMBS ($2.2 billion and $2.5 billion pledged as collateral, respectively)	571,853	704,915
Securitized debt, collateralized by loans held for investment ($0 million and $626 million pledged as collateral, respectively)	-	521,997
Securitized debt at fair value, collateralized by loans held for investment ($5.3 billion and $4.7 billion pledged as collateral, respectively)	4,221,295	3,868,366
Payable for investments purchased	715,512	1,845,282
Accrued interest payable	39,842	31,888
Dividends payable	91,383	92,483
Accounts payable and other liabilities	11,516	2,469
Investment management fees payable	3,992	10,357
Derivatives, at fair value	14,714	14,177
Total liabilities (1)	12,820,928	15,547,315

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 190,394,216 and 205,546,144 shares issued and outstanding, respectively	10,163	10,275
Additional paid-in-capital	3,394,637	3,606,191
Accumulated other comprehensive income	935,248	1,046,680
Accumulated deficit	(1,221,331)	(1,055,456)
Total stockholders' equity	$3,118,717	$3,607,690
Total liabilities and stockholders' equity	$15,939,645	$19,155,005

(1)
The Company's consolidated statements of financial condition include assets of consolidated variable interest entities ("VIEs") that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corp.). As of September 30, 2015 and December 31, 2014, total assets of consolidated VIEs were $7,649,737 and $7,924,232, respectively, and total liabilities of consolidated VIEs were $4,806,481 and $5,111,348, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
Net Interest Income:	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income (1)	$211,876	$190,355	$670,825	$445,340
Interest expense (2)	67,910	38,886	194,410	81,991
Net interest income	143,966	151,469	476,415	363,349

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,129)	(726)	(6,389)	(4,939)
Portion of loss recognized in other comprehensive income	(14,703)	(1,264)	(46,359)	(3,932)
Net other-than-temporary credit impairment losses	(17,832)	(1,990)	(52,748)	(8,871)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(71,540)	12,975	20,543	(11,720)
Realized gains (losses) on terminations of interest rate swaps	-	-	(99,703)	-
Net realized gains (losses) on derivatives	(21,160)	(23,152)	(80,023)	(48,692)
Net gains (losses) on derivatives	(92,700)	(10,177)	(159,183)	(60,412)
Net unrealized gains (losses) on financial instruments at fair value	(40,955)	162,921	(88,640)	183,722
Net realized gains (losses) on sales of investments	3,539	64,107	42,789	68,145
Gain on deconsolidation	-	-	-	47,846
Gains (losses) on Extinguishment of Debt	(19,915)	-	(14,836)	(2,184)
Total other gains (losses)	(150,031)	216,851	(219,870)	237,117

Other expenses:
Management fees	4,088	9,381	24,610	21,873
Expense recoveries from Manager	(1,140)	(1,975)	(6,905)	(4,820)
Net management fees	2,948	7,406	17,705	17,053
Compensation and benefits	3,955	-	4,482	-
General and administrative expenses	8,534	2,538	22,028	11,996
Servicing Fees of consolidated VIEs	6,499	2,589	19,276	3,610
Deal Expenses	2,426	-	5,337	-
Other (income) expense	-	(23,783)	-	(23,783)
Total other expenses	24,362	(11,250)	68,828	8,876

Income (loss) before income taxes	(48,259)	377,580	134,969	582,719
Income taxes	-	-	-	2
Net income (loss)	$(48,259)	$377,580	$134,969	$582,717

Net income (loss) per share available to common shareholders:
Basic	$(0.24)	$1.85	$0.65	$2.85
Diluted	$(0.24)	$1.85	$0.65	$2.85

Weighted average number of common shares outstanding:
Basic	197,787,858	205,436,676	202,891,610	205,443,605
Diluted	197,875,408	205,501,776	202,979,160	205,508,748

Comprehensive income (loss):
Net income (loss)	$(48,259)	$377,580	$134,969	$582,717
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	16,512	(74,155)	(121,142)	63,995
Reclassification adjustment for net losses included in net income for other-than- temporary credit impairment losses	17,832	1,990	52,748	8,871
Reclassification adjustment for net realized losses (gains) included in net income	(3,903)	(62,477)	(43,038)	(70,817)
Reclassification adjustment for gain on deconsolidation included in net income	-	-	-	(47,846)
Other comprehensive income (loss)	30,441	(134,642)	(111,432)	(45,797)
Comprehensive income (loss)	$(17,818)	$242,938	$23,537	$536,920

(1)	Includes interest income of consolidated VIEs of $142,053 and $103,742 for the quarters ended September 30, 2015 and 2014, respectively.
Includes interest income of consolidated VIEs of $439,571 and $274,215 for the nine months ended September 30, 2015 and 2014, respectively.
See Note 8 for further discussion.
(2)	Includes interest expense of consolidated VIEs of $50,837 and $28,984 for the quarters ended September 30, 2015 and 2014, respectively.
Includes interest expense of consolidated VIEs of $148,017 and $66,859 for the nine months ended September 30, 2015 and 2014, respectively.
See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance, December 31, 2013	$10,272	$3,605,241	$990,803	$(1,274,806)	$3,331,510
Net income (loss)	-	-	-	582,717	582,717
Cumulative effect of accounting change (1)	-	-	-	-	-
Other comprehensive income (loss)	-	-	(45,797)	-	(45,797)
Proceeds from restricted stock grants	1	165	-	-	166
Common dividends declared, $1.35 per share	-	-	-	(277,370)	(277,370)
Balance, September 30, 2014	$10,273	$3,605,406	$945,006	$(969,459)	$3,591,226

Balance, December 31, 2014	$10,275	$3,606,191	$1,046,680	$(1,055,456)	$3,607,690
Net income (loss)	-	-	-	134,969	134,969
Cumulative effect of accounting change (1)	-	-	-	(12,137)	(12,137)
Other comprehensive income (loss)	-	-	(111,432)	-	(111,432)
Proceeds from restricted stock grants	2	944	-	-	946
Repurchase of common stock	(114)	(212,498)	-	-	(212,612)
Common dividends declared, $1.44 per share	-	-	-	(288,707)	(288,707)
Balance, September 30, 2015	$10,163	$3,394,637	$935,248	$(1,221,331)	$3,118,717

(1)
Adoption of ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. See Note 2(p), Recent Accounting Pronouncements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net income	$134,969	$582,717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(3,425)	(51,284)
Accretion (amortization) of deferred financing costs and
securitized debt discounts/premiums, net	11,554	9,455
Net unrealized losses (gains) on derivatives	(20,543)	11,720
Net realized losses (gains) on option contracts settled	-	1,246
Proceeds (payments) for derivative sales and settlements	(12,327)	(1,076)
Margin (paid) received on derivatives	30,911	(111,904)
Net unrealized losses (gains) on financial instruments at fair value	88,640	(183,722)
Net realized losses (gains) on sales of investments	(42,789)	(68,145)
Gain on deconsolidation	-	(47,846)
Net other-than-temporary credit impairment losses	52,748	8,871
(Gain) loss on extinguishment of debt	14,836	2,184
Provision for loan losses, net	-	(112)
Equity-based compensation expense	946	169
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	1,325	(39,698)
Decrease (increase) in other assets	(13,540)	5,472
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	9,047	(1,197)
Increase (decrease) in investment management fees and expenses payable to affiliate	(6,365)	2,882
Increase (decrease) in accrued interest payable, net	7,954	35,649
Net cash provided by (used in) operating activities	$253,941	$155,381
Cash Flows From Investing Activities:
Agency RMBS portfolio:
Purchases	$(3,452,119)	$(7,456,073)
Sales	4,780,881	1,910,389
Principal payments	888,591	267,809
Non-Agency RMBS portfolio:
Purchases	(792,408)	(316,728)
Sales	109,999	510,968
Principal payments	280,867	246,239
Securitized loans held for investment:
Purchases	(281,811)	-
Principal payments	533,628	139,809
Acquisition of investments in consolidated VIEs	(109,872)	(774,350)
Net cash provided by (used in) investing activities	$1,957,756	$(5,471,937)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$32,627,948	$17,795,611
Payments on repurchase agreements	(33,932,508)	(11,616,008)
Payments on repurchase of common stock	(212,612)	-
Payment of deferred financing costs	-	-
Proceeds from securitized debt borrowings, collateralized by loans held for investment	1,064,789	128,173
Payments on securitized debt borrowings, collateralized by loans held for investment	(1,456,021)	(144,183)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(138,009)	(144,138)
Repurchase of securitized debt borrowings, collateralized by Non-Agency RMBS	-	(56,072)
Common dividends paid	(289,807)	(482,813)
Net cash provided by (used in) financing activities	$(2,336,220)	$5,480,570
Net increase (decrease) in cash and cash equivalents	$(124,523)	$164,014
Cash and cash equivalents at beginning of period	$164,620	$77,629
Cash and cash equivalents at end of period	$40,097	$241,643

Supplemental disclosure of cash flow information:
Interest received	$668,725	$353,825
Interest paid	$198,010	$36,887
Management fees and expenses paid	$30,975	$18,991

Non-cash investing activities:
Receivable for investments sold	$57,680	$-
Payable for investments purchased	$715,512	$848,131
Net change in unrealized gain (loss) on available-for sale securities	$(111,432)	$(45,797)

Acquisition of investments in consolidated VIEs
Securitized loans held for investment, at fair value	$295,225	$4,722,825
Other assets	$-	$84,830
Securitized debt at fair value	$185,353	$4,033,304

Non-cash financing activities:
Common dividends declared, not yet paid	$91,383	$92,461

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization

Chimera Investment Corporation (the “Company”) was organized in Maryland on June 1, 2007. The Company commenced operations on November 21, 2007 when it completed its initial public offering. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”).

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has six direct subsidiaries:  Chimera RMBS Whole Pool LLC, and Chimera RMBS LLC, both qualified REIT subsidiaries (“QRS”) formed in June 2009; CIM Trading Company LLC (“CIM Trading”), a TRS formed in July 2010; Chimera Funding TRS LLC , a wholly-owned TRS formed in October 2013, Chimera CMBS Whole Pool LLC, a QRS formed in March 2015; and Chimera Insurance Company, LLC, a wholly-owned TRS formed in July 2015.

Until August 5, 2015, the Company was externally managed by a whole-owned subsidiary of Annaly Capital Management, Inc. (“Annaly”), Fixed Income Discount Advisory Company (“FIDAC” or “Manager”) under the terms of a management agreement (“Management Agreement”). On August 5, 2015, the Company announced it had internalized its management and would continue to be led by its key professionals.  In connection with the internalization, the Company and FIDAC agreed to terminate the Management Agreement, without the payment of a termination fee effective immediately.  As part of the termination, the Company entered into a transition services agreement with FIDAC through the end of 2015 (the “Transition Services Agreement”).

In addition, during the third quarter, the Company purchased the 4.4% stake (approximately 9 million shares) in the Company held by Annaly for $126.4 million ($14.05 per share) as a part of the new $250 million share repurchase program (“Repurchase Program”) authorized by the Company’s Board.

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation. All per share amounts, common shares outstanding and restricted shares for the third quarter of 2015 and all prior periods reflect the Company's 1-for-5 reverse stock split, which was effective April 6, 2015.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at September 30, 2015 and December 31, 2014.

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

Interest income on Non-Agency RMBS Not of High Credit Quality is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate for each security of the projected cash flows, which are estimated based on observation of current market information and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. On a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgments about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either positive changes or adverse changes. For securities accounted for under ASC 325-40, any positive or adverse change in cash flows that does not result in the recognition of an other-than-temporary impairment (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income. For securities accounted for under ASC 310-30, only significant positive changes are reflected prospectively in the effective interest rate used to recognize interest income. Adverse changes in cash flows expected to be collected are generally treated consistently for MBS accounted for under ASC 325-40 and ASC 310-30, and generally result in recognition of an OTTI with no change in the effective interest rate used to recognize interest income.

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

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. The Company recognized a loss of $2 million and $8 million for the quarter and nine months ended September 30, 2015 related to REO which is presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. Total REO assets at September 30, 2015 and December 31, 2014 were $12 million and $8 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations and Comprehensive Income. Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $259 million and $214 million as of September 30, 2015 and December 31, 2014. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $277 million and $186 million as of September 30, 2015 and December 31, 2014. Interest income reported on all IO securities was $13 million and $9 million for the quarters ended September 30, 2015 and 2014, respectively. Interest income reported on all IO securities was $38 million and $27 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings is $24 million as of September 30, 2015. There were no Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings as of December 31, 2014.

Securitized Loans Held for Investment:

Upon the adoption of ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity on January 1, 2015, the Company’s securitized loans held for investment comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans were carried at fair value. Therefore, as of January 1, 2015, all securitized loans held for investment are carried at fair value with changes in fair value reflected in earnings. The Company carries securitized loans held for investment at fair value as it may resecuritize these loans in the future. Additionally, the fair value option allows both the loans and related financing to be consistently reported at fair value and to achieve operational and valuation simplifications.

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

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair value of those derivative contracts are reported net by counterparty. The credit support annex provisions of the Company’s derivative contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of derivative contracts, it also nets by counterparty any cash collateral exchanged as part of the derivative. Refer to Note 9 Derivative Instruments for further details.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2015 or 2014.

(m) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock. All per share amounts, common shares outstanding and restricted shares for the third quarter of 2015 and all prior periods reflect the Company's 1-for-5 reverse stock split, which was effective April 6, 2015.

(n) Stock-Based Compensation

The Company accounts for stock-based compensation awards granted to the employees of Chimera and Chimera’s affiliates at the fair value of the stock-based compensation provided. The Company measures the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the recipient is reached or the date at which the recipient’s performance is complete. Stock compensation expense related to the grants of stock is recognized over the vesting period of such grants based on the fair value of the stock on each vesting date at which the recipient’s performance is complete.

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

Transfers and Servicing (Subtopic 860)

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements. The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements. The ASU defines a repurchase-to-maturity transaction as a repo that (1) settles at the maturity of the transferred financial asset and (2) does not require the transferor to reacquire the transferred financial asset. In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The guidance in this update was effective for the Company beginning January 1, 2015, except for the disclosure requirements for transactions accounted for as secured borrowings, which are required to be presented by the Company in the third quarter of 2015. The adoption of this standard did not have any impact on the consolidated financial statements of the Company.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in residential and commercial Agency MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The total fair value of the Non-Agency RMBS held by consolidated re-securitization trusts was $2.2 billion and $2.5 billion as of September 30, 2015 and December 31, 2014, respectively. See Note 8 of these consolidated financial statements for further discussion of consolidated VIEs.

The following tables present the principal or notional value, total premium, total discount, amortized cost, fair value, gross unrealized gains, gross unrealized losses, and net unrealized gain (loss) related to the Company’s available-for-sale RMBS portfolio as of September 30, 2015 and December 31, 2014, by asset class.

September 30, 2015
(dollars in thousands)
		Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
	Senior	$3,691,932	$399	$(1,577,243)	$2,115,088	$2,896,537	$784,591	$(3,142)	$781,449
	Senior, interest-only	5,673,250	270,496	-	270,496	244,735	21,385	(47,146)	(25,761)
	Subordinated	821,814	24,261	(322,085)	523,990	634,848	114,262	(3,404)	110,858
	Subordinated, interest-only	297,851	16,703	-	16,703	13,847	188	(3,044)	(2,856)
Agency	MBS
	Residential	5,061,800	263,752	-	5,325,552	5,349,224	45,551	(21,879)	23,672
	Commercial	853,404	22,106	(3,260)	872,250	888,694	17,848	(1,404)	16,444
	Interest-only	6,593,418	280,447	-	280,447	276,810	5,006	(8,643)	(3,637)
Total		$22,993,469	$878,164	$(1,902,588)	$9,404,526	$10,304,695	$988,831	$(88,662)	$900,169

December 31, 2014
(dollars in thousands)
		Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
	Senior	$3,435,362	$-	$(1,542,907)	$1,892,455	$2,735,780	$843,680	$(355)	$843,325
	Senior, interest-only	5,221,937	227,305	-	227,305	207,216	17,378	(37,467)	(20,089)
	Subordinated	690,599	-	(344,033)	346,566	454,348	108,091	(309)	107,782
	Subordinated, interest-only	216,403	9,577	-	9,577	6,805	194	(2,966)	(2,772)
Agency	MBS
	Residential	7,774,266	387,174	(1,624)	8,159,816	8,255,419	108,802	(13,199)	95,603
	Interest-only	3,884,523	189,797	-	189,797	186,103	1,326	(5,020)	(3,694)
Total		$21,223,090	$813,853	$(1,888,564)	$10,825,516	$11,845,671	$1,079,471	$(59,316)	$1,020,155

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,698,323	$1,630,153	$1,534,497	$1,794,576
Purchases	133,227	66,249	241,852	105,814
Accretion	(72,557)	(72,665)	(213,267)	(223,114)
Reclassification (to) from non-accretable difference	19,205	4,948	238,012	44,324
Sales and deconsolidation	(418)	(106,801)	(23,314)	(199,716)
Balance at end of period	$1,777,780	$1,521,884	$1,777,780	$1,521,884

The table below presents the outstanding principal balance and related amortized cost at September 30, 2015 and December 31, 2014 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	September 30, 2015	December 31, 2014
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,734,733	$3,949,664
End of period	$3,645,067	$3,325,335

Amortized cost:
Beginning of period	$2,024,817	$2,027,738
End of period	$1,984,655	$1,741,780

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

September 30, 2015
(dollars in thousands)

		Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
		Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
	Senior	$139,746	$(3,118)	10	$2,803	$(25)	1	$142,549	$(3,143)	11
	Senior, interest-only	83,456	(14,199)	67	68,890	(32,947)	49	152,346	(47,146)	116
	Subordinated	98,706	(3,404)	21	-	-	-	98,706	(3,404)	21
	Subordinated, interest-only	6,857	(906)	1	5,733	(2,138)	4	12,590	(3,044)	5
	RMBS transferred to consolidated VIEs	-	-	-		-	-	-	-	-
Agency	MBS
	Residential	1,338,004	(8,869)	31	648,556	(13,010)	12	1,986,560	(21,879)	43
	Commercial	158,487	(1,404)	44	-	-	-	158,487	(1,404)	44
	Interest-only	52,522	(2,205)	22	41,679	(6,438)	9	94,201	(8,643)	31
Total		$1,877,778	$(34,105)	196	$767,661	$(54,558)	75	$2,645,439	$(88,663)	271

December 31, 2014
(dollars in thousands)

		Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
		Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
	Senior	$29,789	$(355)	3	$-	$-	-	$29,789	$(355)	3
	Senior, interest-only	23,479	(3,066)	24	96,754	(34,401)	53	120,233	(37,467)	77
	Subordinated	19,380	(7)	2	11,605	(302)	4	30,985	(309)	6
	Subordinated, interest-only	4,373	(2,709)	2	1,074	(257)	2	5,447	(2,966)	4
Agency	MBS
	Residential	219,808	(198)	7	701,442	(13,001)	11	921,250	(13,199)	18
	Interest-only	112,014	(3,616)	12	10,467	(1,404)	3	122,481	(5,020)	15
Total		$408,843	$(9,951)	50	$821,342	$(49,365)	73	$1,230,185	$(59,316)	123

At September 30, 2015, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2015.

Gross unrealized losses on the Company’s Agency pass-through MBS were $23 million and $13 million as of September 30, 2015 and December 31, 2014, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency pass-through MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2015 and December 31, 2014, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS IO strips which are accounted for under the fair value option with changes in fair value recorded in earnings) were $7 million and $1 million at September 30, 2015 and December 31, 2014, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters ended September 30, 2015 and 2014 is presented below.

	For the Quarter Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Total other-than-temporary impairment losses	$(3,129)	$(726)
Portion of loss recognized in other comprehensive income (loss)	(14,703)	(1,264)
Net other-than-temporary credit impairment losses	$(17,832)	$(1,990)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Total other-than-temporary impairment losses	$(6,389)	$(4,939)
Portion of loss recognized in other comprehensive income (loss)	(46,359)	(3,932)
Net other-than-temporary credit impairment losses	$(52,748)	$(8,871)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Cumulative credit loss beginning balance	$528,548	$512,583
Additions:
Other-than-temporary impairments not previously recognized	7,863	1,322
Reductions for securities sold or deconsolidated during the period	(3,963)	(48,970)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	9,969	668
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	-	(688)
Cumulative credit loss ending balance	$542,417	$464,915

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Cumulative credit loss beginning balance	$507,548	$524,432
Additions:
Other-than-temporary impairments not previously recognized	34,133	8,203
Reductions for securities sold or deconsolidated during the period	(5,697)	(61,854)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	18,615	668
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(12,182)	(6,534)
Cumulative credit impairment loss ending balance	$542,417	$464,915

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Loss Severity
Weighted Average	56%	72%
Range	17% - 92%	35% - 91%

60+ days delinquent
Weighted Average	20%	33%
Range	2% - 41%	8% - 47%

Credit Enhancement (1)
Weighted Average	8%	10%
Range	0% - 27%	0% - 35%

3 Month CPR
Weighted Average	8%	8%
Range	3% - 27%	2% - 25%

12 Month CPR
Weighted Average	8%	10%
Range	3% - 20%	5% - 22%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at September 30, 2015 and December 31, 2014. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At September 30, 2015, IO MBS had a net unrealized loss of $32 million and had an amortized cost of $568 million. At December 31, 2014, IO MBS had a net unrealized loss of $27 million and had an amortized cost of $427 million. The fair value of IOs at September 30, 2015 and December 31, 2014 was $535 million, and $400 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations and Comprehensive Income.

September 30, 2015
(dollars in thousands)

		Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
	Senior	$784,591	$-	$784,591	$(3,142)	$-	$(3,142)
	Senior, interest-only	-	21,385	21,385	-	(47,146)	(47,146)
	Subordinated	111,493	2,769	114,262	(280)	(3,124)	(3,404)
	Subordinated, interest-only	-	188	188	-	(3,044)	(3,044)
Agency	MBS
	Residential	45,551	-	45,551	(21,879)	-	(21,879)
	Commercial	17,848	-	17,848	(1,404)	-	(1,404)
	Interest-only	-	5,006	5,006	-	(8,643)	(8,643)
Total		$959,483	$29,348	$988,831	$(26,705)	$(61,957)	$(88,662)

December 31, 2014
(dollars in thousands)

		Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
	Senior	$843,680	$-	$843,680	$(355)	$-	$(355)
	Senior, interest-only	-	17,378	17,378	-	(37,467)	(37,467)
	Subordinated	108,091	-	108,091	(309)	-	(309)
	Subordinated, interest-only	-	194	194	-	(2,966)	(2,966)
Agency	MBS
	Residential	108,802	-	108,802	(13,199)	-	(13,199)
	Interest-only	-	1,326	1,326	-	(5,020)	(5,020)
Total		$1,060,573	$18,898	$1,079,471	$(13,863)	$(45,453)	$(59,316)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at September 30, 2015 and December 31, 2014.

All Portfolio Assets
	September 30, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,691,932	$57.29	$78.46	3.8%	17.2%
Senior, interest-only	5,673,250	4.77	4.31	1.6%	13.0%
Subordinated	821,814	63.76	77.25	3.1%	10.1%
Subordinated, interest-only	297,851	5.61	4.65	1.3%	10.9%
Agency MBS
Residential pass-through	5,061,800	105.21	105.68	3.8%	3.1%
Commercial pass-through	853,404	102.21	104.14	3.4%	3.0%
Interest-only	6,593,418	4.25	4.20	0.8%	3.6%

(1) Bond Equivalent Yield at period end.
	December 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,435,362	$55.09	$79.63	4.3%	15.9%
Senior, interest-only	5,221,937	4.35	3.97	1.6%	14.4%
Subordinated	690,599	50.18	65.79	3.1%	10.6%
Subordinated, interest-only	216,403	4.43	3.14	0.9%	9.2%
Agency MBS
Pass-through	7,774,266	104.96	106.19	4.0%	3.2%
Interest-only	3,884,523	4.89	4.79	0.9%	3.1%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
AAA	0.6%	0.9%
AA	0.4%	0.4%
A	0.8%	0.0%
BBB	0.3%	0.4%
BB	4.8%	1.9%
B	2.7%	5.6%
Below B or not rated	90.4%	90.8%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2015 and December 31, 2014 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

September 30, 2015
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$15,580	$715,818	$2,049,118	$116,021	$2,896,537
Senior interest-only	3,518	68,557	170,149	2,511	244,735
Subordinated	2,922	214,123	314,541	103,262	634,848
Subordinated interest-only	-	187	13,660	-	13,847
Agency MBS
Residential	-	1,071,456	4,277,768	-	5,349,224
Commercial	-	-	-	888,694	888,694
Interest-only	-	243,631	33,179	-	276,810
Total fair value	$22,020	$2,313,772	$6,858,415	$1,110,488	$10,304,695
Amortized cost
Non-Agency RMBS
Senior	$13,002	$563,341	$1,456,184	$82,561	$2,115,088
Senior interest-only	6,297	85,022	177,909	1,268	270,496
Subordinated	2,559	159,824	258,120	103,487	523,990
Subordinated interest-only	-	219	16,484	-	16,703
Agency MBS
Residential	-	1,062,585	4,262,967	-	5,325,552
Commercial	-	-	-	872,250	872,250
Interest-only	-	242,814	37,633	-	280,447
Total amortized cost	$21,858	$2,113,805	$6,209,297	$1,059,566	$9,404,526

December 31, 2014
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$1,656	$306,309	$1,678,226	$749,589	$2,735,780
Senior interest-only	515	60,403	110,800	35,498	207,216
Subordinated	-	80,414	245,438	128,496	454,348
Subordinated interest-only	-	-	5,447	1,358	6,805
Agency MBS
Residential	-	4,237,658	3,781,890	235,871	8,255,419
Interest-only	-	82,994	103,109	-	186,103
Total fair value	$2,171	$4,767,778	$5,924,910	$1,150,812	$11,845,671
Amortized cost
Non-Agency RMBS
Senior	$1,205	$255,009	$1,129,932	$506,309	$1,892,455
Senior interest-only	1,294	65,291	124,996	35,724	227,305
Subordinated	-	58,448	188,502	99,616	346,566
Subordinated interest-only	-	-	8,413	1,164	9,577
Agency MBS
Residential	-	4,173,986	3,750,831	234,999	8,159,816
Interest-only	-	83,659	106,138	-	189,797
Total amortized cost	$2,499	$4,636,393	$5,308,812	$877,812	$10,825,516

The Non-Agency RMBS portfolio is subject to credit risk. The Company seeks to mitigate credit risk through its asset selection process. The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. The Company defines Alt-A mortgage securities as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans. At September 30, 2015 and December 31, 2014, 67% and 65% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At September 30, 2015 and December 31, 2014, 17% and 24% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as sub-prime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
Weighted average maturity (years)		22.1		22.5
Weighted average amortized loan to value (1)		67.9%		67.5%
Weighted average FICO (2)		675		679
Weighted average loan balance (in thousands)		$335		$332
Weighted average percentage owner occupied		83.5%		83.0%
Weighted average percentage single family residence		66.2%		65.5%
Weighted average current credit enhancement		2.5%		1.7%
Weighted average geographic concentration of top four states	CA	30.9%	CA	31.7%
	FL	7.9%	FL	8.4%
	NY	7.7%	NY	7.8%
	NJ	2.4%	NJ	2.9%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2015 and December 31, 2014.

Origination Year	9/30/2015	December 31, 2014
1999	0.1%	0.2%
2000	0.6%	0.6%
2001	1.8%	2.1%
2002	0.4%	0.4%
2003	2.0%	2.5%
2004	3.6%	3.9%
2005	21.4%	20.4%
2006	32.2%	28.5%
2007	35.3%	37.6%
2008	1.9%	2.1%
2013	0.6%	0.9%
2014	0.1%	0.8%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended September 30, 2015 and 2014 are as follows:

	For the Quarter Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Proceeds from sales	$196,192	$1,683,377

Gross realized gains	4,612	66,566
Gross realized losses	(1,073)	(2,459)
Net realized gain	$3,539	$64,107

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Proceeds from sales	$3,433,527	$1,816,845

Gross realized gains	46,007	75,056
Gross realized losses	(3,218)	(6,911)
Net realized gain (loss)	$42,789	$68,145

Included in the gross realized gains for the quarter and nine months ended September 30, 2015 are exchanges of securities with a fair value of $11 million and $26 million, respectively, where the Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $3 million and $7 million for the quarter and nine months ended September 30, 2015 reflected in earnings. For the nine months ended September 30, 2014 the fair value of these exchanges of securities was $89 million and resulted in realized gain of $23 million.

4. Securitized Loans Held for Investment

The Securitized loans held for investment is comprised of two portfolios. The first portfolio is comprised of loans collateralized by non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The second portfolio is comprised primarily of loans collateralized by seasoned sub-prime residential mortgages.

At September 30, 2015, all securitized loans held for investment are carried at fair value. See Note 5 to our Consolidated Financial Statements for a discussion on how the Company determines the fair values of the securitized loans held for investment. As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision. At December 31, 2014, $626 million of securitized loans held for investment comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans were carried at amortized cost, net of an allowance for loan losses.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at fair value at September 30, 2015 and December 31, 2014:

	For the Nine Months Ended	For the Year Ended
	September 30, 2015	December 31, 2014

Balance, beginning of period(1)	$5,306,501	$-
Purchases	577,036	4,722,824
Principal paydowns	(542,506)	(173,597)
Sales and settlements	(2,307)
Net periodic (amortization) accretion	(7,997)	5,028
Change in fair value	(49,075)	144,960
Balance, end of period	$5,281,652	$4,699,215

(1) Includes Securitized loans held for investment of $607 million for which the fair value option election was made beginning January 1, 2015.

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Jumbo prime residential mortgage loans

The securitized loan portfolio collateralized by jumbo prime residential mortgages was originated during the following years:

Origination Year	September 30, 2015	December 31, 2014
2004	0.1%	0.9%
2007	8.8%	8.1%
2008	7.7%	7.0%
2009	0.2%	0.2%
2010	5.0%	6.3%
2011	33.8%	35.4%
2012	44.4%	42.1%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized primarily of non-conforming, single family, owner occupied, jumbo, prime mortgages follows:

	September 30, 2015		December 31, 2014
Number of loans		698		869
Weighted average maturity (years)		25.6		26.4
Weighted average loan to value (1)		70.8%		71.6%
Weighted average FICO (2)		765		766
Weighted average loan balance (in thousands)		$688		$716
Weighted average percentage owner occupied		94.7%		95.0%
Weighted average percentage single family residence		70.2%		71.0%
Weighted average geographic concentration of top five states	CA	32.4%	CA	34.8%
	NJ	6.6%	NJ	5.6%
	VA	6.2%	VA	5.5%
	MD	5.8%	MD	5.1%
	NY	5.2%	NY	5.1%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the outstanding principal balance of the jumbo prime loans which are 30 days delinquent and greater as reported by the servicer at September 30, 2015 and December 31, 2014.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
September 30, 2015	$948	$545	$2,546	$-	$5,986	$582	$10,607
December 31, 2014	$2,621	$565	$988	$-	$7,152	$-	$11,326

The fair value of the jumbo prime residential mortgage loans 90 days or more past due is $4 million as of September 30, 2015.

Seasoned sub-prime residential mortgage loans

The securitized loan portfolio collateralized by seasoned sub-prime residential mortgages originated during the following years:

Origination Year	September 30, 2015	December 31, 2014
2002 and prior	5.9%	6.0%
2003	4.2%	4.4%
2004	11.9%	12.3%
2005	20.5%	20.6%
2006	18.4%	18.2%
2007	26.8%	26.3%
2008	10.0%	9.9%
2009	1.2%	1.2%
2010 and later	1.1%	1.1%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized by seasoned sub-prime residential mortgages follows:

	September 30, 2015		December 31, 2014
Number of loans		53,781		58,170
Weighted average maturity (years)		21.9		22.2
Weighted average loan to value (1)		80.5%		80.3%
Weighted average FICO (1)		629		629
Weighted average loan balance (in thousands)		$79		$79
Weighted average percentage owner occupied		95.9%		95.8%
Weighted average percentage single family residence		72.4%		73.6%
Weighted average geographic concentration of top five states	CA	9.2%	CA	9.3%
	FL	7.3%	FL	7.0%
	NC	7.0%	NC	7.0%
	VA	6.5%	VA	6.4%
	OH	6.0%	OH	6.0%

(1) As provided by the Trustee

The following table summarizes the outstanding principal balance of the loan portfolio consisting of seasoned sub-prime residential mortgage loans which are 30 days delinquent and greater as reported by the servicer at September 30, 2015 and December 31, 2014.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
September 30, 2015	$ 245,133	$ 85,202	$ 133,423	$ 150,285	$ 214,729	$ 27,536	$ 856,308
December 31, 2014	$ 226,154	$ 92,363	$ 192,245	$ 154,279	$ 80,148	$ 16,556	$ 761,745

The fair value of seasoned sub-prime residential mortgage loans 90 days or more past due is $340 million as of September 30, 2015.

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

December 31, 2014

Balance, beginning of period	$783,484
Principal paydowns	(153,063)
Net periodic (amortization) accretion	(4,541)
Change to loan loss provision	232
Balance, end of period	$626,112

The following table represents the Company’s prime jumbo securitized residential mortgage loans held for investment which are carried at amortized cost at December 31, 2014:

December 31, 2014

Securitized loans, at amortized cost	$633,386
Less: allowance for loan losses	7,274
Securitized loans held for investment	$626,112

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio carried at amortized cost at September 30, 2014:

September 30, 2014

Balance, beginning of period	$9,063
Provision for loan losses	(112)
Charge-offs	(1,548)
Balance, end of period	$7,403

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

The Company is not involved with the servicing or modification of the jumbo prime loans held for investments except for its ability to approve certain loan modifications. The servicer of the respective securitization is responsible for servicing and modifying these loans. The Company is required to make certain assumptions in accounting for these loans due to the limitation of information available to the Company.

As all loans are carried at fair value as of September 30, 2015, there is no longer a reserve for losses related to TDRs as of September 30, 2015.

5. Fair Value Measurements

The Company applies fair value guidance in accordance with GAAP to account for its financial instruments. The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Statements of Financial Condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At September 30, 2015, three investments with a fair value of $105 million had a difference between the model generated prices and the third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $13 million lower than the third party prices provided. After review and discussion, the Company affirmed and valued the investments at the lower internally developed price. No other differences were noted at September 30, 2015 in excess of the derived  predetermined threshold for the period. At December 31, 2014, all differences between the model generated prices and the third party prices were within the derived predetermined threshold for the period.

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

Securitized loans collateralized by jumbo, prime residential mortgages:

The securitized loans collateralized by jumbo, prime residential mortgages are carried at fair value as of September 30, 2015. The securitized loans are held as part of a consolidated CFE. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the securitized loans collateralized by jumbo, prime residential mortgages is based on the fair value of the securitized debt. See discussion of the fair value of Securitized Debt, collateralized by Loans Held for Investment at fair value below.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2015 and December 31, 2014 is presented below.

September 30, 2015
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total

Assets:
Non-Agency RMBS, at fair value	$-	$-	3,789,967	$-	$3,789,967
Agency RMBS, at fair value	-	6,514,728	-	-	6,514,728
Securitized loans held for investment, at fair value	-	-	5,281,652	-	5,281,652
Derivatives	-	12,235	-	-	12,235

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(4,221,295)	-	(4,221,295)
Derivatives	(5,319)	(91,573)	-	82,178	(14,714)
Total	$(5,319)	$6,435,390	$4,850,324	$82,178	$11,362,573

December 31, 2014
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total

Assets:
Non-Agency RMBS, at fair value	$-	$-	$3,404,149	$-	$3,404,149
Agency RMBS, at fair value	-	8,441,522	-	-	8,441,522
Securitized loans held for investment, at fair value	-	-	4,699,215	-	4,699,215
Derivatives		4,798		(1,167)	3,631

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(3,868,366)	-	(3,868,366)
Derivatives	(7,227)	(113,679)	(71)	106,800	(14,177)
Total	$(7,227)	$8,332,641	$4,234,927	$105,633	$12,665,974

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at September 30, 2015 and December 31, 2014.

Fair Value Reconciliation, Level 3

	For the Nine Months Ended
	September 30, 2015
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,404,149	$(71)	$5,306,501	$(4,383,217)	$4,327,362
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Transfer due to consolidation	(108,764)	-	-	-	(108,764)
Purchases	926,927	-	577,036	(1,250,142)	253,821
Principal payments	(280,701)	-	(542,506)	582,531	(240,676)
Sales and Settlements	(135,646)	(597)	(2,307)	873,489	734,939
Accretion (amortization) of purchase discounts	86,900	-	(7,997)	(2,337)	76,566
Gains (losses) included in net income					-
Other than temporary credit impairment losses	(52,748)	-	-	-	(52,748)
Realized gains (losses) on sales and settlements	6,382	443	-	(14,836)	(8,011)
Net unrealized gains (losses) included in income	(6,232)	225	(49,075)	(26,783)	(81,865)
Gains (losses) included in other comprehensive income					-
Total unrealized gains (losses) for the period	(50,300)	-	-	-	(50,300)
Ending balance Level 3 assets	$3,789,967	$-	$5,281,652	$(4,221,295)	$4,850,324

	For the Year Ended
	December 31, 2014
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,774,463	$-	$-	$-	$3,774,463
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Purchases	454,506	-	4,722,824	(4,309,055)	868,275
Principal payments	(324,768)	-	(173,597)	412,652	(85,713)
Sales and Settlements	(602,573)	(8,479)	-	-	(611,052)
Accretion of purchase discounts	99,512	-	5,028	2,026	106,566
Gains (losses) included in net income
Other than temporary credit impairment losses	(63,992)	-	-	-	(63,992)
Realized gains (losses) on sales and settlements	62,634	8,749	-	-	71,383
Realized gain on deconsolidation	47,846	-	-	-	47,846
Net unrealized gains (losses) included in income	25,271	(341)	144,960	26,011	195,901
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(68,750)	-	-	-	(68,750)
Ending balance Level 3 assets	$3,404,149	$(71)	$4,699,215	$(3,868,366)	$4,234,927

There were no transfers to or from Level 3 for the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of September 30, 2015 and December 31, 2014 follows:

	September 30, 2015				December 31, 2014
	Significant Inputs				Significant Inputs

	Weighted Average	CPR	CDR	Loss Severity	Weighted Average	CPR	CDR	Loss Severity
Non-Agency RMBS	Discount Rate	Range			Discount Rate	Range
Senior	5.1%	1% - 16%	0% - 21%	35% -93%	4.7%	1% - 16%	0% - 31%	50% - 85%
Senior interest-only	13.0%	1% - 35%	0% - 58%	35% - 95%	14.4%	1% - 25%	0% - 32%	50% - 85%
Subordinated	6.5%	0% - 35%	0% - 21%	10% - 91%	5.8%	1% - 16%	0% - 19%	10% - 78%
Subordinated interest-only	14.0%	6% - 12%	1% - 11%	35% - 63%	22.0%	1% - 10%	0% - 14%	50% - 65%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value as of September 30, 2015 and December 31, 2014 follows:

	September 30, 2015			December 31, 2014
	Significant Inputs			Significant Inputs
	CPR	CDR	Loss Severity	CPR	CDR	Loss Severity
	Range	Range	Range	Range	Range	Range
Securitized debt at fair value, collateralized by loans held for investment	4% - 35%	0% - 5%	35% - 55%	3% - 8%	0% - 9%	50% - 73%

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

Sensitivity of Significant Inputs – Securitized loans held for investment

The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment collateralized by seasoned sub-prime residential mortgage loans, as of September 30, 2015 and December 31, 2014 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment at fair value as of September 30, 2015 and December 31, 2014 follows:

	September 30, 2015		December 31, 2014
	Significant Inputs		Significant Inputs
	Base Rate	Weighted Average/Percent of loan pool	Base Rate	Weighted Average/Percent of loan pool

Factor:
Coupon
Clean	4.4%	6.7%	4.4%	6.6%
Reperforming	5.3%	6.7%	5.3%	6.6%

FICO	620	629	620	637

Loan-to-value (LTV)	90%	81%	90%	81%

Occupancy
Owner Occupied	N/A	96%	N/A	96%
Investor	N/A	4%	N/A	4%
Secondary	N/A	0%	N/A	0%

Property Type
Single family	N/A	78%	N/A	79%
Manufactured housing	N/A	15%	N/A	15%
Multi-family/mixed use/other	N/A	7%	N/A	6%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

	September 30, 2015
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	(7,150,821)	(7,176,873)
Securitized debt, collateralized by Non-Agency RMBS	3	(571,853)	(565,748)

	December 31, 2014
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	626,112	626,100
Repurchase agreements	2	(8,455,381)	(8,473,836)
Securitized debt, collateralized by Non-Agency RMBS	3	(704,915)	(708,623)
Securitized debt, collateralized by loans held for investment	3	(521,997)	(514,851)

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of September 30, 2015 and December 31, 2014 is:

	September 30, 2015	December 31, 2014
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$5,149,291	$7,422,040
Non-agency MBS (in thousands)	2,001,530	1,033,341
Total:	$7,150,821	$8,455,381
Average daily balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$5,938,754	$4,862,939
Non-agency MBS (in thousands)	1,470,451	329,716
Total:	$7,409,205	$5,192,654

Weighted average borrowing rate of Repurchase agreements secured by:
Agency MBS	0.57%	0.44%
Non-agency MBS	2.40%	1.98%

Weighted average maturity of Repurchase agreements secured by:
Agency MBS	80 Days	94 Days
Non-agency MBS	203 Days	146 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$5,476,562	$7,822,554
Non-agency MBS (in thousands)	3,005,693	1,487,184
Total:	$8,482,255	$9,309,738

At September 30, 2015 and December 31, 2014, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Overnight	$33,119	$-
1 to 29 days	1,620,979	2,652,717
30 to 59 days	1,846,105	1,371,856
60 to 89 days	877,448	656,915
90 to 119 days	1,224,940	2,068,740
Greater than or equal to 120 days	1,548,230	1,705,153
Total	$7,150,821	$8,455,381

At September 30, 2015 and December 31, 2014, the Company had an amount at risk with Credit Suisse First Boston of 11% and 10%, respectively, of its equity related to the collateral posted on repurchase agreements. As of September 30, 2015 the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 83 days and the amount at risk was $345 million. As of December 31, 2014 the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 156 days and the amount at risk was $367 million.  There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of September 30, 2015 and December 31, 2014.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2015 and December 31, 2014 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $589 million and $727 million, respectively. At September 30, 2015 and December 31, 2014, the debt carried a weighted average cost of financing equal to 4.41% and 4.28%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the first quarter of 2014, the Company acquired securitized debt collateralized by Non-Agency RMBS with an outstanding principal balance of $54 million for $56 million.  This transaction resulted in a loss on the extinguishment of debt of $2 million.  This loss is reflected in earnings for the nine months ended September 30, 2014.

The following table presents the estimated principal repayment schedule of the securitized debt at September 30, 2015 and December 31, 2014, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Within One Year	$144,730	$175,713
One to Three Years	183,914	220,995
Three to Five Years	83,482	112,779
Greater Than Five Years	65,158	96,266
Total	$477,284	$605,753

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2015 and December 31, 2014 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $4.4 billion and $4.5 billion, respectively. During the quarter and nine months ended September 30, 2015, the company recognized a gain of $3 million and a loss of $27 million, respectively, on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value. The Company did not have any securitized debt carried at fair value during the quarter and nine months ended September 30, 2014.

During the third quarter of 2015, the Company acquired securitized debt collateralized by loans with an outstanding principal balance of $643 million for $663 million. This transaction resulted in a loss on the extinguishment of debt of $20 million. This loss is reflected in earnings for the quarter and nine months ended September 30, 2015.

At September 30, 2015 and December 31, 2014 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 3.23% and 3.47% respectively. The debt matures between the years 2023 and 2065.

The following table presents the estimated principal repayment schedule of the securitized debt at September 30, 2015 and December 31, 2014, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Within One Year	$623,411	$704,654
One to Three Years	977,471	1,206,241
Three to Five Years	724,143	828,196
Greater Than Five Years	1,433,765	1,577,368
Total	$3,758,790	$4,316,459

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by year at September 30, 2015.

September 30, 2015
(dollars in thousands)

Year	Principal
2015	521,803
2016	1,924,670
2017	229,439
2018	1,302,705
Total	3,978,617

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of September 30, 2015, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $7.6 billion and a carrying value of $4.8 billion of liabilities. As of December 31, 2014, the Company’s Consolidated Statement of Financial Condition includes consolidated VIEs with $7.9 billion of assets and $5.1 billion of liabilities.

During the third quarter of 2015, the Company acquired the rights to approximately $295 million of seasoned sub-prime residential mortgage loans through the purchase of certain subordinated tranches in CSMC 2015-RPL4 trust, a VIE. The Company evaluated the CSMC 2015-RPL4 trust and conclude that its interest in the trust gave the Company the power to direct the activity of the trust. Therefore, the Company concluded that it was the primary beneficiary of the CSMC 2015-RPL4 trust and consolidated the assets and liabilities of the CSMC 2015-RPL4 trust.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Assets
Non-Agency RMBS, at fair value	$2,243,352	$2,473,467
Securitized loans held for investment, net of allowance for loan losses	-	626,112
Securitized loans held for investment, at fair value	5,281,652	4,699,215
Accrued interest receivable	38,398	39,558
Other Assets	86,337	85,880
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$571,853	$704,915
Securitized debt, collateralized by loans held for investment	-	521,997
Securitized debt at fair value, collateralized by loans held for investment	4,221,295	3,868,366
Accrued interest payable	13,333	16,070

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.

	For the Quarter Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$142,053	$103,742
Interest expense, Non-recourse liabilities of VIEs	50,837	28,984
Net interest income	$91,216	$74,758

Total other-than-temporary impairment losses	$(301)	-
Portion of loss recognized in other comprehensive income	(15,838)	(695)
Net other-than-temporary credit impairment losses	$(16,139)	$(695)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$439,571	$274,215
Interest expense, Non-recourse liabilities of VIEs	148,017	66,859
Net interest income	$291,554	$207,356

Total other-than-temporary impairment losses	(1,738)	(479)
Portion of loss recognized in other comprehensive income (loss)	(43,217)	(4,166)
Net other-than-temporary credit impairment losses	$(44,955)	$(4,645)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2015, ranged from less than $1 million to $54 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2014, ranged from less than $1 million to $46 million, with an aggregate amount of $931 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.4 billion at September 30, 2015 and $822 million at December 31, 2014. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2015 and December 31, 2014.

September 30, 2015

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$4,021,400	Derivatives, at fair value, net	$122	Derivatives, at fair value, net	$(10,548)
Mortgage Options	-	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Swaptions	770,000	Derivatives, at fair value, net	12,113	Derivatives, at fair value, net	(4,166)
Treasury Futures	850,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Total	$5,641,400		$12,235		$(14,714)

December 31, 2014

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$3,573,000	Derivatives, at fair value, net	$-	Derivatives, at fair value, net	(14,061)
Mortgage Options	200,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	(71)
Swaptions	242,000	Derivatives, at fair value, net	2,889	Derivatives, at fair value, net	(45)
Treasury Futures	1,240,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Total	$5,255,000		$2,889		$(14,177)

As of December 31, 2014, the Company had a net TBA position of $742 thousand which settled in January of 2015. This amount is included in Derivative assets on the Consolidated Statements of Financial Condition as of December 31, 2014.

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income is presented below.

		Net gains (losses) on derivatives
		For the Quarter Ended
		(dollars in thousands)
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2015	September 30, 2014
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(55,087)	$7,041
Interest Rate Swaps	Net realized gains (losses) on derivatives	(11,355)	(17,132)
Mortgage Options	Net unrealized gains (losses) on derivatives	-	(4,340)
Mortgage Options	Net realized gains (losses) on derivatives	-	5,852
Treasury Futures	Net unrealized gains (losses) on derivatives	(6,886)	10,436
Treasury Futures	Net realized gains (losses) on derivatives	(9,309)	(11,547)
Swaptions	Net unrealized gains (losses) on derivatives	(9,567)	(162)
Swaptions	Net realized gains (losses) on derivatives	(496)	(325)
Total		$(92,700)	$(10,177)

		Net gains (losses) on derivatives
		For the Nine Months Ended
		(dollars in thousands)
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2015	September 30, 2014
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$25,143	$(8,728)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(135,255)	(34,843)
Mortgage Options	Net unrealized gains (losses) on derivatives	225	-
Mortgage Options	Net realized gains (losses) on derivatives	443	7,504
Treasury Futures	Net unrealized gains (losses) on derivatives	1,909	(2,829)
Treasury Futures	Net realized gains (losses) on derivatives	(44,541)	(21,029)
Swaptions	Net unrealized gains (losses) on derivatives	(6,734)	(162)
Swaptions	Net realized gains (losses) on derivatives	(353)	(325)
Other Derivative Assets	Net unrealized gains (losses) on derivatives	-	-
Other Derivative Assets	Net realized gains (losses) on derivatives	(21)	-
Total		$(159,183)	$(60,412)

(1) Includes loss on termination of interest rate swap of $100 million as of nine months ended September 30, 2015

During the quarter ended September 2015, there were no swap terminations. The Company paid $100 million to terminate interest rate swaps with a notional value of $1.2 billion during the nine month ended September 30, 2015. The terminated swaps had original maturities ranging from 2019 to 2044. This amount represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2015 was 1.47% and the weighted average receive rate was 0.26%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2014 was 2.26% and the weighted average receive rate was 0.24%. The weighted average maturity on the Company’s interest rate swaps at September 30, 2015 and December 31, 2014 is 4 years and 6 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. Cleared swaps are fair valued using internal pricing models and compared to the exchange market values. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2015 is approximately $92 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

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

On August 5, 2015, our Board of Directors adopted a program that authorizes repurchases of our common stock up to $250 million. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the quarter ended September 30, 2015, we repurchased approximately 17 million shares (of which 1 million shares were settled in October, 2015) of our common stock at an average repurchase price of $13.94 per share for a total of $231 million.

During the quarters ended September 30, 2015 and 2014, the Company declared dividends to common shareholders totaling $91 million and $92 million, respectively, or $0.48 and $0.45 per share, respectively. During the nine month ended September 30, 2015 and 2014, the Company declared dividends to common shareholders totaling $289 million and $277 million, respectively, or $1.44 and $1.35 per share, respectively.

Earnings per share for the quarters ended September 30, 2015 and 2014, respectively, are computed as follows:

	For the Quarter Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Numerator:
Net income	$(48,259)	$377,580
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$(48,259)	$377,580

Denominator:
Weighted average basic shares	197,787,858	205,436,676
Effect of dilutive securities	87,550	65,100
Weighted average diluted shares	197,875,408	205,501,776

Net income per average share attributable to common stockholders - Basic	$(0.24)	$1.85
Net income per average share attributable to common stockholders - Diluted	$(0.24)	$1.85

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Numerator:
Net income	$134,969	$582,717
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$134,969	$582,717

Denominator:
Weighted average basic shares	202,891,610	205,443,605
Effect of dilutive securities	87,550	65,143
Weighted average dilutive shares	202,979,160	205,508,748

Net income per average share attributable to common stockholders - Basic	$0.65	$2.85
Net income per average share attributable to common stockholders - Diluted	$0.65	$2.85

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the quarters ended September 30, 2015 and 2014:

	September 30, 2015 (dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2014	$1,046,680	$1,046,680
OCI before reclassifications	(121,142)	(121,142)
Amounts reclassified from AOCI	9,710	9,710
Net current period OCI	(111,432)	(111,432)
Balance as of September 30, 2015	$935,248	$935,248

	September 30, 2014 (dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2013	$990,803	$990,803
OCI before reclassifications	63,995	63,995
Amounts reclassified from AOCI	(109,792)	(109,792)
Net current period OCI	(45,797)	(45,797)
Balance as of September 30, 2014	$945,006	$945,006

The following table presents the details of the reclassifications from AOCI for the quarters ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income
Unrealized gains and losses on available-for-sale securities	(dollars in thousands)
	$43,038	$70,817	Net realized gains (losses) on sales of investments
	-	47,846	Realized gain on deconsolidation
	(52,748)	(8,871)	Net other-than-temporary credit impairment losses
	$(9,710)	$109,792	Income before income taxes
	-	-	Income taxes
	$(9,710)	$109,792	Net of tax

12. Long Term Incentive Plan

On January 2, 2008, the Company granted restricted stock awards in the amount of 260,200 shares, adjusted for the 1-for-5 split, to employees of FIDAC and its affiliates and the Company’s independent directors. The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees, which are now Chimera’s employees vest quarterly over a period of 10 years.

On February 2, 2015, the Company granted restricted stock awards in the amount of 84,700 shares to employees of FIDAC, which are now employees of Chimera. One third of the awards vested on grant date and the remainder will vest prorata over a period of two years.

The Company recognized stock based compensation expenses of $451 thousands and $39 thousands for the quarters ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014 the stock based compensation expenses were $919 thousands and $128 thousands, respectively. As of September 30, 2015 there was approximately $1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan, based on the closing price of the shares at September 30, 2015. That cost is expected to be recognized over a period of approximately 2 years.

13. Income Taxes

For the quarter ended September 30, 2015 and for the year ended December 31, 2014, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRS’s are subject to federal, state, and local taxes. There were no significant income tax expenses for the quarters and nine months ended September 30, 2015 and 2014.

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

The Company’s 2014, 2013 and 2012 federal, state and local tax returns remain open for examination.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of September 30, 2015 and December 31, 2014.

September 30, 2015
(dollars in thousands)

Gross Amounts Not Offset with Financial
Gross Amounts of	Gross Amounts Offset	Net Amounts Offset	Assets (Liabilities) in the Consolidated
Recognized	in the Consolidated	in the Consolidated	Statements of Financial Position
Assets	Statements of	Statements of	Financial	Cash Collateral
(Liabilities)	Financial Position	Financial Position	Instruments	(Received) Pledged (1)	Net Amount

Repurchase Agreements	$(7,150,821)	$-	$(7,150,821)	$8,482,255	$10,191	$1,341,625
Interest Rate Swaps - Gross Assets	122	-	122	-	-	122
Interest Rate Swaps - Gross Liabilities	(87,407)	76,859	(10,548)	11,633	52,576	53,661
Treasury Futures	(5,319)	5,319	-	-	17,323	17,323
Swaptions - Gross Assets	12,113	-	12,113	-	-	12,113
Swaptions - Gross Liabilities	(4,166)	-	(4,166)	-	-	(4,166)
Total Liabilities	$(7,235,478)	$82,178	$(7,153,300)	$8,493,888	$80,090	$1,420,678
(1) Included in other assets

December 31, 2014
(dollars in thousands)

Gross Amounts Not Offset with Financial
Gross Amounts of	Gross Amounts Offset	Net Amounts Offset	Assets (Liabilities) in the Consolidated
Recognized	in the Consolidated	in the Consolidated	Statements of Financial Position
Assets	Statements of	Statements of	Financial	Cash Collateral
(Liabilities)	Financial Position	Financial Position	Instruments	(Received) Pledged (1)	Net Amount

Repurchase Agreements	$(8,455,381)	$-	$(8,455,381)	$9,309,738	$-	$854,357
Interest Rate Swaps	(113,597)	99,536	(14,061)	19,340	64,796	70,075
Treasury Futures	(7,227)	7,227	-	-	12,595	12,595
Mortgage Options	(71)	-	(71)	-	-	(71)
Swaptions - Gross Asset	2,889	-	2,889	-	-	2,889
Swaptions - Gross Liability	(45)	-	(45)	-	-	(45)
Total Liabilities	$(8,573,432)	$106,763	$(8,466,669)	$9,329,078	$77,391	$939,800
(1) Included in other assets

15. Management Agreement

Until August 5, 2015, the Company was externally managed by a whole-owned subsidiary of Annaly Capital Management, Inc. (“Annaly”), Fixed Income Discount Advisory Company (“FIDAC” or “Manager”) under the terms of a management agreement (“Management Agreement”). On August 5, 2015, the Company announced it had internalized its management and would continue to be led by its key professionals.  In connection with the internalization, the Company and FIDAC agreed to terminate the Management Agreement, without the payment of a termination fee effective immediately.  As part of the termination, the Company entered into a transition services agreement with FIDAC through the end of 2015 (the “Transition Services Agreement”). In addition, FIDAC will continue to provide the Company a number of services previously provided under the Management Agreement at the same level, quality and time frame until December 31, 2015, at which time the Company will have the option to extend the term of the Transition Services Agreement for up to three one-month extension periods. Upon expiration of the term, FIDAC will not provide any further management services to the Company. For the quarter ended September 30, 2015, the Company incurred $3 million on transition services expenses, which is reported as a part of general and administrative expenses on income statement.

On August 8, 2014, the management agreement was amended and restated. Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity from 0.75% of gross stockholders’ equity. The Company incurred management fee expenses of $4 million and $9 million for each of the quarters ended September 30, 2015 and 2014, respectively. The management fee expenses for the nine months ended September 30, 2015 and 2014 were $25 million and $22 million, respectively.

The management agreement provide that FIDAC will pay all past and future expenses that the Company or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation. The amount paid by FIDAC related to these expenses for each of the quarters ended September 30, 2015 and 2014 is $1 million and $2 million, respectively, and is presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from FIDAC. The amount paid by FIDAC related to these expenses for each of the nine months ended September 30, 2015 and 2014 is $7 million and $5 million, respectively.

16. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. Management is not aware of any contingencies that require accrual or disclosure as of September 30, 2015 and December 31, 2014.

17. Subsequent Events

Subsequent to September 30, 2015, the Company exercised its call option to retire securitized debt, collateralized by loans held for investment with an unpaid principal amount of $522 million at par.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

●	our business and investment strategy;
●	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;
●	our expectations regarding materiality or significance;
●	the effectiveness of our disclosure controls and procedures;
●	material weaknesses in our internal controls over financial reporting;
●	inadequacy of or weakness in our internal controls over financial reporting of which we are not currently aware or which have not been detected;
●	additional information that may arise from the preparation of our financial statements;
●	general volatility of the securities markets in which we invest;
●	the impact of and changes to various government programs;
●	our expected investments;
●	changes in the value of our investments;
●	interest rate mismatches between our investments and our borrowings used to finance such purchases;
●	changes in interest rates and mortgage prepayment rates;
●	effects of interest rate caps on our adjustable-rate investments;
●	rates of default, delinquencies or decreased recovery rates on our investments;
●	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;
●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;
●	availability of investment opportunities in real estate-related and other securities;
●	availability of qualified personnel;
●	estimates relating to our ability to make distributions to our stockholders in the future;
●	our understanding of our competition;
●	market trends in our industry, interest rates, the debt securities markets or the general economy;
●	our transition from an externally-managed real estate investment trust, or REIT, to an internally-managed REIT (see below under “The Internalization”);
●	our ability to maintain our classification as a real estate investment trust, or REIT, for federal income tax purposes; and
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act.
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

We make investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and our exemption from registration under the 1940 Act.

The Internalization

On August 5, 2015, we entered into agreements to internalize the Company’s management (the “Internalization”). Prior to the Internalization, we were managed by Fixed Income Discount Advisory Company, “FIDAC”, an investment advisor registered with the Securities and Exchange Commission (“SEC”) and a wholly-owned subsidiary of Annaly Capital Management Inc. (“Annaly”). Pursuant to a transition services agreement that we entered into with FIDAC on August 5, 2015 (the “Transition Services Agreement”), we terminated the management agreement with FIDAC (the “Management Agreement”), and we hired a number of employees formerly employed by FIDAC or its affiliates. In addition, FIDAC will continue to provide us a number of services previously provided under the Management Agreement at the same level, quality and time frame until December 31, 2015, at which time we have the option to extend the term of the Transition Services Agreement for up to three one-month extension periods (the term of the Transition Services Agreement, including any extensions, being referred to herein as the “Term”). Upon expiration of the Term, FIDAC will not provide any further management services to us. The Transition Services Agreement provides for the transfer of certain information technology equipment and software to the Company. As described in the Transition Services Agreement, the Company extended offers of employment to certain employees of FIDAC and its affiliates, including certain of FIDAC’s executive officers. We had also been party to an administrative services agreement (the “Administrative Services Agreement”) with RCap Securities, Inc. (“RCap”), a sister company of FIDAC, pursuant to which RCap provided trade clearing and brokerage services to us from time to time. Under the terms of the Transition Services Agreement and in furtherance of the completion of the Internalization, the Management Agreement and the Administrative Services Agreement were both terminated without the payment of any termination fee.

On August 5, 2015, we also entered into a share repurchase agreement (the “Share Repurchase Agreement”) with Annaly. Pursuant to the terms of the Share Repurchase Agreement, we agreed to purchase all of the 8,996,553 shares of our common stock owned by Annaly for an aggregate purchase price of $126 million.

For more information regarding the Internalization, including information related to arrangements with our management team and the appointment of certain new members of management, please refer to our Current Report on Form 8-K filed on August 5, 2015.

Asset Classes

Over time, we may modify our investment allocation strategy as market conditions change to seek to maximize the returns from our investment portfolio. Our targeted asset classes and the principal investments we have made and in which we may in the future invest are:

Asset Class	Principal Investments
Non-Agency MBS	●	Non-Agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated or lower including non-rated classes.

	●	Agency MBS, including securities backed by residential and commercial real estate.

	●	Interest-only (“IO”) MBS.

Agency MBS	●	Agency RMBS, includes securities backed by residential real estate.

	●	Agency CMBS, includes securities backed by commercial real estate.

Residential Mortgage Loans	●	Prime mortgage loans, which are mortgage loans that conform to the underwriting guidelines of Fannie Mae and Freddie Mac, which we refer to as Agency Guidelines; and jumbo prime mortgage loans, which are mortgage loans that conform to the Agency Guidelines except as to loan size.

	●	Alt-A mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than the documentation standards applied by certain other first lien mortgage loan purchase programs, such as the Agency Guidelines, but have one or more compensating factors such as a borrower with a strong credit or mortgage history or significant assets.

	●	Seasoned sub-prime mortgage loans, which are mortgage loans that may have been originated using documentation standards that are less stringent than prime mortgage loans and that have borrowers who have credit or mortgage history which would not meet the standards for prime mortgage loans or Alt-A mortgage loans.

	●	Mortgage loans collateralized by manufactured or pre-fabricated homes.

	●	Mortgage loans collateralized by second lien, home equity lines of credit, and other similar financing arrangements.

	●	FHA/VA insured loans, which are mortgage loans that comply with the underwriting guidelines of the Federal Housing Administration (FHA) or Department of Veteran Affairs (VA) and which are guaranteed by the FHA or VA, respectively.

●
Mortgage servicing rights associated with residential mortgage loans, which reflect the value of the future stream of expected cash flows from the contractual rights to service a given pool of residential mortgage loans.

Commercial Mortgage Loans	●	First or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units; and mixed residential or other commercial properties; retail properties; office properties; or industrial properties, which may or may not conform to the Agency Guidelines.

Other Asset-Backed Securities	●	CMBS

	●	Debt and equity tranches of CDOs.

	●	Consumer and non-consumer ABS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated, or lower including non-rated classes.

	●	Loans collateralized by commercial real estate, fixed assets and equipment that are part of the small business administration certified development company program.

Hedging Instruments	●	Swaps

	●	Swaptions

	●	Futures

	●	Mortgage options

	●	Index options

We commenced operations in November 2007 and focus our investment activities primarily on acquiring Non-Agency and Agency MBS and on purchasing residential mortgage loans that have been originated by select originators, including the retail lending operations of leading commercial banks. At September 30, 2015, based on the amortized cost balance of our interest earning assets, approximately 44% of our investment portfolio was Agency MBS, 20% of our investment portfolio was Non-Agency RMBS, and 36% of our investment portfolio was securitized residential mortgage loans. At December 31, 2014, based on the amortized cost balance of our interest earning assets, approximately 52% of our investment portfolio was Agency MBS, 16% of our investment portfolio was Non-Agency RMBS, and 32% of our investment portfolio was securitized residential mortgage loans.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code. A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders. Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)). We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of September 30, 2015 and December 31, 2014. We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the quarters and six months ended September 30, 2015 and 2014. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income. Therefore, as of September 30, 2015 and December 31, 2014, we believe that we qualified as a REIT under the Code.

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

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and Nine months ended September 30, 2015, and 2014.

Net Income
(dollars in thousands)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Interest Income:
Interest income (1)	$211,876	$190,355	$670,825	$445,340
Interest expense (2)	67,910	38,886	194,410	81,991
Net interest income (expense)	143,966	151,469	476,415	363,349

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,129)	(726)	(6,389)	(4,939)
Portion of loss recognized in other comprehensive income	(14,703)	(1,264)	(46,359)	(3,932)
Net other-than-temporary credit impairment losses	(17,832)	(1,990)	(52,748)	(8,871)

Other Investment gains (losses):
Net unrealized gains (losses) on derivatives	(71,540)	12,975	20,543	(11,720)
Realized gains (losses) on terminations of interest rate swaps	-	-	(99,703)	-
Net realized gains (losses) on derivatives	(21,160)	(23,152)	(80,023)	(48,692)
Net gains (losses) on derivatives	(92,700)	(10,177)	(159,183)	(60,412)
Net unrealized gains (losses) on financial instruments at fair value	(40,955)	162,921	(88,640)	183,722
Net realized gains (losses) on sales of investments	3,539	64,107	42,789	68,145
Gain on deconsolidation	-	-	-	47,846
Gains (losses) on Extinguishment of Debt	(19,915)	-	(14,836)	(2,184)
Total other gains (losses)	(150,031)	216,851	(219,870)	237,117

Other expenses:
Management fees	4,088	9,381	24,610	21,873
Expense recoveries from Manager	(1,140)	(1,975)	(6,905)	(4,820)
Net management fees	2,948	7,406	17,705	17,053
Compensation and benefits	3,955	-	4,482	-
General and administrative expenses	8,534	2,538	22,028	11,996
Servicing Fees of consolidated VIEs	6,499	2,589	19,276	3,610
Deal Expenses	2,426	-	5,337	-
Other (income) expense	-	(23,783)	-	(23,783)
Total other expenses	24,362	(11,250)	68,828	8,876

Income before income taxes	(48,259)	377,580	134,969	582,719
Income taxes	-	-	-	2
Net income (loss)	$(48,259)	$377,580	$134,969	$582,717

Net income (loss) per share available to common shareholders:
Basic	$(0.24)	$1.85	$0.65	$2.85
Diluted	$(0.24)	$1.85	$0.65	$2.85

Weighted average number of common shares outstanding:
Basic	197,787,858	205,436,676	202,891,610	205,443,605
Diluted	197,875,408	205,501,776	202,979,160	205,508,748

(1)	Includes interest income of consolidated VIEs of $142,053 and $103,742 for the quarters ended September 30, 2015 and 2014, respectively.
Includes interest income of consolidated VIEs of $439,571 and $274,215 for the nine months ended September 30, 2015 and 2014, respectively.
See Note 8 for further discussion.

(2)	Includes interest expense of consolidated VIEs of $50,837 and $28,984 for the quarters ended September 30, 2015 and 2014, respectively.
Includes interest expense of consolidated VIEs of $148,017 and $66,859 for the nine months ended September 30, 2015 and 2014, respectively.
See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

Our net income decreased by $426 million to a loss of $48 million, or a loss of $0.24 per average basic common share, for the quarter ended September 30, 2015 as compared to $378 million, or $1.85 per average basic common share, for the quarter ended September 30, 2014.  Interest income increased by $22 million, or 11%, to $212 million for the quarter ended September 30, 2015 as compared to $190 million for the same period of 2014.  This increase in interest income was offset by an increase of $29 million in interest expense to $68 million for the quarter ended September 30, 2015 as compared to $39 million for the same period of 2014.  This resulted in an overall decline of $7 million in net interest income, quarter over quarter as we have continued to rebalance our portfolio to more Non-Agency holdings with higher costs of financing, but higher interest returns.

The overall decrease in earnings for the quarter ended September 30, 2015 compared to the same period of 2014 is attributable primarily to a decrease in unrealized gains and losses on financial instruments at fair value of $204 million from an unrealized loss of $41million for the quarter ended September 30, 2015 compared to a gain of $163 million for the same period of 2014. We also recorded unrealized losses on derivatives of $72 million for the quarter ended September 30, 2015 as compared to a gain of $13 million for the same period of 2014, a decline of $85 million. A significant portion of our financial assets and liabilities are carried at fair value with changes in fair value reflected in earnings. This can result in significant changes in net income as prices change as a result of changes in market conditions.  In addition to the unrealized gains and losses on our financial instruments, we also realized only $4 million in realized gains on sales of investments for the quarter ended September 30, 2015, whereas we realized $64 million in gains in the same period of 2014, a decline in total net income of $60 million.  Further, in the third quarter of 2014, we received a one-time payment of $24 million from our previous manager, FIDAC, which did not recur in the current period.

Our net income decreased by $448 million to $135 million, or $0.65 per average basic common share, for the nine months ended September 30, 2015 as compared to $583 million, or $2.85 per average basic common share, for the nine months ended September 30, 2014. Interest income increased by $225 million, or 51%, to $671 million for the nine months ended September 30, 2015 as compared to $445 million for the same period of 2014.  This increase in interest income was offset by an increase of $112 million in interest expense to $194 million for the nine months ended September 30, 2015 as compare to $82 million for the same period of 2014.  This resulted in an overall increase of $113 million, or 31%, in net interest income, period over period.

The overall decrease in earnings for the nine months ended September 30, 2015 over the same period of 2014 is attributable primarily to a decrease in unrealized gains and losses on financial instruments at fair value of $272 million from an unrealized loss of $89 million for the nine months ended September 30, 2015 compared to a gain of $184 million for the same period of 2014.  In addition, during the nine months ended September 30, 2015, we incurred realized loss on terminations of derivatives of $99 million, whereas we did not terminate any derivatives during 2014.  During the nine months ended September 30, 2014, we also realized a gain of $47 million related to the deconsolidation of a previously consolidated VIE. We did not deconsolidate any VIEs during the nine months ended September 30, 2015.

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

At September 30, 2015, the difference between GAAP book value and estimated economic book value was $209 million, or $1.10 per share. At December 31, 2014, the difference between GAAP book value and estimated economic book value was $336 million, or $1.65 per share. This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing on the statement of financial condition. In these re-securitization transactions, we have generally retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts. These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts. As the senior notes pay off, we expect the difference between our economic and our GAAP book value to decrease. The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of September 30, 2015 and December 31, 2014.

September 30, 2015
(dollars in thousands, except per share data)

GAAP Book Value	$3,118,717
GAAP Book Value per Share	$16.38

Economic Adjustments:
Assets of Consolidated VIEs	(7,525,004)
Non-Recourse Liabilities of Consolidated VIEs	4,793,148
Interests in VIEs eliminated in consolidation	2,522,817

Total Adjustments - Net	(209,039)
Total Adjustments - Net (per share)	1.10

Economic Book Value	$2,909,678
Economic Book Value per Share	$15.28

December 31, 2014
(dollars in thousands, except per share data)

GAAP Book Value	$3,607,690
GAAP Book Value per Share	$17.55

Economic Adjustments:
Assets of Consolidated VIEs	(7,798,794)
Non-Recourse Liabilities of Consolidated VIEs	5,095,278
Interests in VIEs eliminated in consolidation	2,367,953

Total Adjustments - Net	(335,563)
Total Adjustments - Net (per share)	1.65

Economic Book Value	$3,272,127
Economic Book Value per Share	$15.90

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

Portfolio Review

During the quarter ended September 30, 2015, on an aggregate basis, we purchased $682 million of invested assets, sold $193 million of invested assets, and received $494 million in principal payments related to our Agency and Non-Agency RMBS. In addition, we used $986 million of proceeds received from principal and interest on our investments to repay principal on our securitized debt.

The following table summarizes certain characteristics of our portfolio at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

Interest earning assets at period-end (1)	$15,586,347	$17,170,998
Interest bearing liabilities at period-end	$11,943,969	$13,550,659
Leverage at period-end	3.8:1	3.8:1
Leverage at period-end (recourse)	2.5:1	2.6:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	9.8%	5.1%
Senior	4.3%	1.5%
Senior, interest only	1.8%	1.4%
Subordinated	3.6%	2.2%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	10.2%	10.3%
Agency MBS	44.3%	52.1%
Residential	36.4%	50.9%
Commercial	6.0%	N/A
Interest-only	1.9%	1.2%
Securitized loans held for investment	35.7%	32.5%
Fixed-rate percentage of portfolio	85.6%	92.5%
Adjustable-rate percentage of portfolio	14.4%	7.5%
Annualized yield on average interest earning assets for the year ended	6.1%	6.9%
Annualized cost of funds on average borrowed funds for the year ended (2)	2.5%	2.5%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

The following table presents details of each asset class in our portfolio at September 30, 2015 and December 31, 2014. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period- End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$890,561	$70.18	$74.12	1.6%	5.1%	11.7%	10.8%	27.9%	62.1%	13.0%	$3,978
Senior, interest only	$5,633,625	$4.74	$4.22	1.6%	12.6%	14.8%	13.3%	19.8%	54.6%	0.0%	$-
Subordinated	$821,812	$63.76	$77.25	3.1%	10.1%	15.5%	14.7%	15.0%	41.2%	13.1%	$6,465
Subordinated, interest only	$297,851	$5.61	$4.65	1.3%	10.9%	13.6%	10.4%	15.3%	43.4%	0.0%	$-
RMBS transferred to consolidated VIEs	$2,840,995	$52.56	$78.96	4.5%	21.6%	13.5%	11.3%	20.6%	61.5%	1.2%	$39,899
Agency Mortgage-Backed Securities
Residential	$5,061,800	$105.21	$105.68	3.8%	3.1%	12.8%	15.6%	0.1%	N/A	N/A	$(0)
Commercial	$853,404	$102.21	$104.14	3.4%	3.0%	2.0%	7.6%	0.0%	N/A	N/A	$0
Interest-only	$6,593,418	$4.25	$4.20	0.8%	3.6%	12.4%	10.9%	0.3%	N/A	N/A	$-
Securitized loans	$5,353,694	$97.65	$99.01	6.5%	5.9%	9.0%	8.4%	11.1%	60.1%	29.2%	$12,505
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period- End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$344,951	$70.30	$77.98	2.3%	6.1%	10.8%	11.6%	30.9%	68.6%	10.4%	$2,190
Senior, interest only	$5,178,737	$4.32	$3.87	1.6%	13.9%	12.2%	13.0%	21.2%	51.6%	0.0%	$-
Subordinated	$690,599	$50.18	$65.79	3.1%	10.6%	13.9%	14.8%	15.8%	45.5%	11.7%	$5,669
Subordinated, interest only	$216,403	$4.43	$3.14	0.9%	9.2%	7.0%	11.3%	13.3%	46.1%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,133,610	$53.51	$80.03	4.5%	17.4%	10.2%	10.7%	21.9%	59.5%	1.3%	$25,603
Agency Mortgage-Backed Securities
Residential	$7,774,266	$104.96	$106.19	4.0%	3.2%	9.7%	10.6%	NA	NA	NA	$-
Interest-only	$3,884,523	$4.89	$4.79	0.9%	3.1%	11.7%	9.5%	NA	NA	NA	$-
Securitized loans	$5,241,100	$99.13	$101.74	6.6%	6.3%	9.8%	8.2%	10.3%	46.0%	36.5%	$3,642
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

	For the Quarters Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$1,035,492	$990,332	$987,861	$977,042	$951,305
Accretion of discount	(41,498)	(41,302)	(44,350)	(44,165)	(39,062)
Purchases	6,194	28,894	80,712	2,636	126,752
Sales and deconsolidation	(22,645)	(1,458)	(29,147)	(1,977)	(66,161)
Transfers from/(to) credit reserve, net	25,842	59,026	(4,744)	54,325	4,208
Balance, end of period	$1,003,385	$1,035,492	$990,332	$987,861	$977,042

	For the Quarters Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(dollars in thousands)
	Non-Accretable Difference
Balance, beginning of period	$1,001,560	$947,202	$908,927	$933,668	$1,046,519
Principal Writedowns	(32,587)	(34,261)	(39,955)	(37,044)	(81,289)
Purchases	13,279	121,253	80,712	2,636	126,752
Sales and deconsolidation	(94,802)	(709)	(15,041)	-	(156,096)
Net other-than-temporary credit impairment losses	17,832	27,101	7,815	63,992	1,990
Transfers to/(from) credit reserve, net	(25,842)	(59,026)	4,744	(54,325)	(4,208)
Balance, end of period	$879,440	$1,001,560	$947,202	$908,927	$933,668

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

Results of Operations for the Quarters and Nine Months Ended September 30, 2015 and 2014

Our primary source of income is interest income earned on our assets. Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.

Interest Income

Interest income increased by $21 million, or 11%, to $212 million for the quarter ended September 30, 2015 from $190 million for the same period of 2014. The increase is primarily due to the acquisition of seasoned sub-prime residential mortgage loans in the second half of 2014 and in 2015.  Seasoned sub-prime residential mortgage loans contributed $73 million of interest income during the quarter ended September 30, 2015, an increase of $46 million from $27 million for the same quarter of 2014. This increase was offset by lower interest income on our Agency RMBS of $22 million to $42 million in the quarter ended September 30, 2015 as compared to $64 million during the same quarter of the prior year. During 2015, we have reduced our Agency RMBS holdings as we continue to acquire seasoned sub-prime residential mortgage loan pools.

Interest income increased by $225 million, or 51%, to $671 million for the nine months ended September 30, 2015 from $445 million for the same period of 2014. The increase is primarily due to the acquisition of seasoned sub-prime residential mortgage loans in the second half of 2014 and in 2015.  Seasoned sub-prime residential mortgage loans contributed $220 million of interest income during the nine months ended September 30, 2015 as compared to $27 million for the same period of 2014.  In addition, we significantly increased agency holdings which contributed an additional $45 million in interest income during the nine months ended September 30, 2015 when compared to the same period of 2014.  These increases were offset by a decline in interest income on our Non-Agency RMBS and jumbo prime securitizations held in consolidated VIEs as these portfolios continue to run-off.

Interest Expense

Interest expense increased by $29 million, or 75%, to $68 million for the quarter ended September 30, 2015 from $39 million for the same period of 2014. The increase is primarily due to increased interest expense of $25 million on our securitized debt collateralized by seasoned sub-prime residential mortgage loans due to the financing added for the acquisition of seasoned sub-prime residential mortgage loans during the second half of 2014 and in 2015.

Interest expense increased by $112 million, or 137%, to $194 million for the nine months ended September 30, 2015 from $82 million for the same period of 2014. The increase is primarily due to increased interest expense of $95 million on our securitized debt collateralized by seasoned sub-prime residential mortgage loans due to the financing added for the acquisition of seasoned sub-prime residential mortgage loans during the second half of 2014 and in 2015.  Interest expense on repurchase agreements increased by $32 million during the nine months ended September 30, 2015 when compared to the same period of 2014, as repurchase agreements balances increased to finance both the Agency and Non-Agency MBS. The interest rates were higher on repurchase agreement collateralized by Agency and Non-Agency MBS. The increase in interest rates for repurchase agreements collateralized by Agency MBS was driven by market factors and the increase in interest rates for repurchase agreements collateralized by Non-Agency MBS was driven by addition of longer term repurchase agreements.  These increases were offset by a decline in interest expense on our securitized debt, collateralized by Non-Agency RMBS held in our consolidated VIEs as this portfolio continues to run-off.

Net Economic Interest Income

Our economic net interest income equals interest income, less interest expense and realized losses on our interest rate swaps. Realized losses on our interest rate swaps are the periodic net settlement payments made or received.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Realized gains (losses) on derivatives in our Consolidated Statements of Operations and Comprehensive Income. Interest rate swaps are used to manage the increase in interest paid on repurchase agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing actual interest expense and net interest income. Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Swaps	Economic Net Interest Income (1)
For the Quarter Ended September 30, 2015	$211,876	$65,696	$11,355	$77,051	$146,180	$11,355	$134,714
For the Quarter Ended June 30, 2015	$215,804	$66,044	$9,030	$75,074	$149,760	$9,030	$140,173
For the Quarter Ended March 31, 2015	$243,145	$60,456	$15,169	$75,625	$182,689	$15,169	$167,202
For the Quarter Ended December 31, 2014	$242,455	$65,794	$17,679	$83,473	$176,661	$17,679	$158,972
For the Quarter Ended September 30, 2014	$190,355	$38,886	$17,132	$56,018	$151,469	$17,132	$134,333
(1) Excludes interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	September 30, 2015			September 30, 2014
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$5,935,743	$42,132	2.8%	$7,614,237	$64,065	3.4%
Non-Agency RMBS	1,450,827	27,579	7.6%	812,667	22,544	11.1%
Non-Agency RMBS transferred to consolidated VIEs	1,527,414	65,028	17.0%	1,787,994	71,108	15.9%
Jumbo Prime securitized residential mortgage loans held for investment	510,708	3,972	3.1%	710,865	5,282	3.0%
Seasoned sub-prime securitized residential mortgage loans held for investment	4,664,014	73,054	6.3%	1,556,948	27,352	7.0%
Total	$14,088,706	$211,765	6.0%	$12,482,711	$190,351	6.1%
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$5,243,274	$18,690	1.4%	$7,181,000	$23,872	1.3%
Non-Agency repurchase agreements	1,772,806	9,739	2.2%	560,836	3,162	2.3%
Securitized debt, collateralized by Non-Agency RMBS	598,562	9,946	6.6%	765,028	13,540	7.1%
Securitized debt, collateralized by jumbo prime residential mortgage loans	401,222	3,227	3.2%	588,699	5,205	3.5%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	3,843,969	35,449	3.7%	1,255,689	10,239	3.3%
Total	$11,859,833	$77,051	2.6%	$10,351,252	$56,018	2.2%

Net economic interest income/net interest rate spread		$134,714	3.4%		$134,333	3.9%

Net interest-earning assets/net interest margin	$2,228,873		4.0%	$2,131,459		4.3%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.21
(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

	For the Nine Months Ended
	(dollars in thousands)
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$6,713,571	$154,739	3.1%	$4,321,091	$109,322	3.4%
Non-Agency RMBS	1,224,947	77,654	8.5%	796,297	61,791	10.3%
Non-Agency RMBS transferred to consolidated VIEs	1,583,689	202,096	17.0%	1,921,600	225,417	15.6%
Jumbo Prime securitized residential mortgage loans held for investment	560,772	18,225	4.3%	742,858	21,446	3.8%
Seasoned sub-prime securitized residential mortgage loans held for investment	4,581,975	219,250	6.4%	518,983	27,352	7.0%
Total	$14,664,954	$671,964	6.1%	$8,300,829	$445,328	7.2%
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$5,945,916	$57,930	1.3%	$3,921,089	$46,036	1.6%
Non-Agency repurchase agreements	1,466,067	24,017	2.2%	246,603	3,939	2.1%
Securitized debt, collateralized by Non-Agency RMBS	645,086	27,111	5.6%	823,113	39,559	6.4%
Securitized debt, collateralized by jumbo prime residential mortgage loans	449,424	13,725	4.1%	621,142	17,061	3.7%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	3,817,215	104,965	3.7%	418,563	10,239	3.3%
Total	$12,323,708	$227,748	2.5%	$6,030,510	$116,834	2.6%

Net economic interest income/net interest rate spread		$444,216	3.6%		$328,494	4.6%

Net interest-earning assets/net interest margin	$2,341,246		4.0%	$2,270,319		5.3%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.38
(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Net Economic Interest Income and the Average Earning Assets

Our economic net interest income increased by $1 million to $135 million for the quarter ended September 30, 2015 from $134 million for the same period of 2014. Our economic net interest income increased by $116 million, or 35%, to $444 million for the nine months ended September 30, 2015 from $328 million for the same period of 2014.  Our net interest rate spread, which equals the yield on our average assets less the economic average cost of funds decreased by approximately 50 basis points and 100 basis points for the quarter and nine months, ended September 30, 2015 as compared to the same period of 2014. The net interest margin, which equals the net economic interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 30 basis points and 130 basis points for the quarter and nine months ended September 30, 2015 as compared to the same period of 2014. Average earning assets increased by $1.6 billion and $6.3 billion for the quarter and nine months ended September 30, 2015 from the same period of the prior year, primarily as a result of the increase in subprime residential mortgage loans held for investment. Our net interest margin declined due to a decline in the total average yield on our interest-earning assets which was not fully offset by the decline in our average cost of funds. The portfolio has experienced several changes from the same period for the prior year as we have increased our average Agency RMBS and securitized loans held for investment and our Non-Agency RMBS has declined as a percentage of the total portfolio. These changes have increased our leverage, resulting in lower net interest rate spreads, but higher total interest income.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2015	$11,859,833	$77,051	2.60%	0.20%	0.51%	(0.31%)	2.40%	2.09%
For The Quarter Ended June 30, 2015	$11,799,997	$75,074	2.50%	0.18%	0.42%	(0.24%)	2.32%	2.08%
For The Quarter Ended March 31, 2015	$13,311,297	$75,625	2.27%	0.17%	0.38%	(0.21%)	2.10%	1.89%
For The Quarter Ended December 31, 2014	$13,336,713	$83,473	2.50%	0.16%	0.33%	(0.17%)	2.35%	2.17%
For The Quarter Ended September 30, 2014	$10,351,252	$56,018	2.16%	0.15%	0.33%	(0.17%)	2.01%	1.84%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $1.5 billion, for the quarter ended September 30, 2015 as compared to the same period of 2014. Economic interest expense increased by $21 million, for the quarter ended September 30, 2015 as compared to the same period of 2014. The increase in average interest-bearing liabilities is a result of the increase in leverage from repurchase agreements and securitized debt entered into since September 30, 2014, offset by declines in our securitized debt collateralized by Non-Agency RMBS. The additional financing was used to increase our Agency RMBS and secured residential mortgage loans. Our interest expense has increased due to the increase in average interest-bearing liabilities.

Average interest-bearing liabilities increased by $6.3 billion, for the nine months ended September 30, 2015 as compared to the same period of 2014. Economic interest expense increased by $111 million, for the nine months ended September 30, 2015 as compared to the same period of 2014. The increase in average interest-bearing liabilities is a result of the increase in leverage from Agency and Non-Agency repurchase agreements and securitized debt entered into since September 30, 2014, offset by declines in our securitized debt collateralized by Non-Agency RMBS. The additional financing was used to increase our secured residential mortgage loans.

Contributing to the overall increased economic interest expense are higher interest rates.  Average one-month and six month LIBOR were up five basis point and 18 basis points, respectively, in the third quarter of 2015 as compared to the same period of 2014. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $18 million and $2 million for the quarters ended September 30, 2015 and 2014, respectively and $53 million and $9 million for the nine months ended September 30, 2015 and 2014, respectively. Of these amounts, $16 million and $1 million of the OTTI for the quarter ended September 30, 2015 was related to securities included in our consolidated VIEs and $45 million and $5 million of the OTTI for the nine months ended September 30, 2015 was related to securities included in our consolidated VIEs. As of September 30, 2015, we had eight non-agency RMBS securities subject to OTTI in an unrealized loss position totaling less than $2 million for which we did not recognize impairment. We intend to hold these securities until they recover their amortized cost. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

The table below shows a summary of our net gain (loss) on derivative instruments, for the quarters ended September 30, 2015 and 2014.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(11,355)	$(17,132)	$(35,554)	$(34,843)
Realized gain (loss) on derivative instruments, net:
Mortgage Options	-	5,852	443	7,505
Treasury Futures	(9,309)	(11,547)	(44,539)	(21,029)
Swaptions	(496)	(325)	(352)	(325)
Other Derivative Assets	-		(21)
Swaps - Terminations	-		(99,703)
Total realized gain (loss) on derivative instruments, net	(9,805)	(6,020)	(144,172)	(13,849)
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	(55,087)	7,041	25,142	(8,728)
Mortgage Options	-	(4,340)	225	-
Treasury Futures	(6,886)	10,436	1,910	(2,829)
Swaptions	(9,567)	(162)	(6,734)	(162)
Total unrealized gain (loss) on derivative instruments, net:	(71,540)	12,975	20,543	(11,719)
Total gain (loss) on derivative instruments, net	$(92,700)	$(10,177)	$(159,183)	$(60,411)

Our derivative portfolio primarily includes interest rate swaps, swaptions, Treasury futures, and mortgage options. During the nine months ended September 30, 2015, we terminated interest rate swap agreements with a notional value of $1.2 billion for $99 million.  We did not terminate any derivative agreements in during the quarter ended September 30, 2015.  In addition, during the nine months ended September 30, 2015, swaps with a notional value of $800 million matured.  No swaps matured during the quarter ended September 30, 2015.  These terminations and maturities were offset by an additional $196 million and $2.9 billion of swaps and swaptions added during the quarter and nine months ended September 30, 2015.  During the third quarter of 2015, we did not change our Treasury future net positions.  During the nine months ended September 30, 2015, we reduced our Treasury positions by $390 million of notional.  Changes in our derivative positions were a result of changes in the portfolio composition and changes in interest rates.

During the quarter ended September 30, 2015, we recognized realized losses on derivatives of $21 million compared to realized losses of $23 million for the same period of 2014.  During the nine months ended September 30, 2015, we recognized realized losses on derivatives of $80 million compared to realized losses of $49 million for the same period of 2014. Realized losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury futures and mortgage options and does not include amounts paid to terminate our derivative positions.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio.  Changes in market value are generally a result of changes in interest rates.  The unrealized gains and losses of our derivatives portfolio are generally offset by net changes in our investment portfolio. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters ended September 30, 2015 and 2014 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income. The increase in the net periodic interest cost of the interest rate swaps are primarily due to declines in interest rates year over year as we pay a fixed rate on our interest rate swaps and are receiving a lower floating rate.

Treasury futures are not included in our economic interest expense and economic net interest income. We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio. As we identify opportunities in mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities. We had no mortgage options as of September 30, 2015. The realized gains on our mortgage options for the quarter and nine months ended September 30, 2014 was $6 and $8 million, respectively.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected the fair value option with changes in fair value reflected in earnings for our Agency and Non-Agency IO RMBS securities, securitized loans held for investment and the related financing for the securitized loans consolidated as a VIE in our statement of financial condition. The table below shows the unpaid principal, fair value and impact of change in fair value on each of these financial instruments:

	As of September 30, 2015		As of September 30, 2014
	(dollars in thousands)		(dollars in thousands)

	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
IO RMBS securities	$12,564,520	$535,392	7,663,118	335,773
Non-Agency RMBS securities	N/A	23,908	-	-
Securitized loans held for investment, at fair value	5,353,694	5,281,652	4,748,160	4,816,551

Liabilities:
Securitized debt at fair value	4,347,561	4,221,295	3,842,420	3,737,602
Total	$22,265,775	$10,062,247	$16,253,698	$8,889,926

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2015
	(dollars in thousands)		(dollars in thousands)

	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value
Assets:
IO RMBS securities	$(8,431)	(5,599)	$(5,445)	$15,202
Non-Agency RMBS securities	2,546	-	(749)	-
Securitized loans held for investment, at fair value	(37,575)	139,020	(55,686)	139,020

Liabilities:
Securitized debt at fair value	2,505	29,500	(26,759)	29,500
Total	$(40,955)	$162,921	$(88,639)	$183,722

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

During the quarter and nine months ended September 30, 2015, we recorded unrealized losses in earnings of $40 million and $89 million, compared to a gain of $163 million and $184 million for the same period of 2014.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

Net realized gains on sales of investments were $4 million and $43 million for the quarters and nine months ended September 30, 2015, respectively as compared to gains of $64 million and gains of $68 million for the quarters and nine months ended September 30, 2014, respectively. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

During the third quarter of 2015, the company called $516 million of securitized debt collateralized by non-agency RMBS at par for cash payments of $508 million, resulting in a gain on extinguishment of debt of $8 million. During the nine months ended September 30, 2015, the company called $752 million of securitized debt collateralized by non-agency RMBS at par for cash payments of $739 million, resulting in a gain on extinguishment of debt of $13 million. During the third quarter of 2015, the company also purchased $107 million of securitized debt collateralized by subprime residential mortgage loans for a cash payment of $135 million resulting in a loss on extinguishment of debt of $28 million.  During the first quarter of 2014, the company purchased $54 million of securitized debt collateralized by non-agency RMBS for cash payments of $56 million, resulting in a loss on extinguishment of debt of $2 million. When the Company acquires its outstanding debt, it extinguishes the outstanding debt and recognizes a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statement of Operations and Comprehensive Income as a loss on extinguishment of debt during the quarters and nine months ended September 30, 2015 and 2014, respectively.

Management Fees, Compensation, General and Administrative Expenses, Servicing Fees and Deal Expenses

On August 5, 2015, as discussed above under “The Internalization,” we announced the mutual agreement to terminate the Management Agreement between us and our Manager, effective immediately.  Thus, as of August 5, 2015, the company began incurring compensation expense as we are now internally managed (whereas prior to the Internalization, such expenses were incurred by our Manager, and we paid a management fee). The table below shows our total management fee and general and administrative, or G&A, expenses as compared to average total assets and average equity for the periods presented.

	Total Management Fee, Compensation and Other Expenses	Total Management Fee, Compensation and Other Expenses/Average Assets	Total Management Fee, Compensation and Other Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2015	$24,362	0.60%	2.97%
For The Quarter Ended June 30, 2015	$24,103	0.58%	2.77%
For The Quarter Ended March 31, 2015	$20,362	0.43%	2.28%
For The Quarter Ended December 31, 2014	$22,612	0.47%	2.51%
For The Quarter Ended September 30, 2014 (1)	$13,178	0.43%	1.54%
(1) Does not include one-time management fee reduction of $24 million

We incurred management fees of $4 million and $9 million for each of the quarters ended September 30, 2015 and 2014, respectively and $25 million and $22 million for each of the nine months ended September 30, 2015 and 2014, respectively. We also recognized reimbursements from FIDAC related to the amended Management Agreement of approximately $1 million and $2 million for each of the quarters ended September 30, 2015 and 2014 and $7 million and $5 million for each of the nine month periods ended September 30, 2015 and 2014. The management fee is based on our stockholders’ equity as defined in the Management Agreement. See further discussion of the management fee, including amendments to the Management Agreement, as well as other agreements with FIDAC in our discussion of related party transactions below.

In connection with the Internalization and the termination of the Management Agreement, we became internally managed and hired employees.  Thus, as of August 5, 2015, we began to incur compensation and benefits costs.  Compensation and benefits costs have replaced the management fee as the cost to operate our business.  Compensation and benefit costs for the quarter ended September 30, 2015 was $4 million.

G&A expenses were approximately $9 million and $3 million for the quarters ended September 30, 2015 and 2014, respectively. G&A expenses were approximately $22 million and $12 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in G&A expenses is primarily due to transition costs incurred as part of the Internalization which occurred during the third quarter of 2015.

Servicing fees paid by our consolidated VIEs were approximately $6 million and $3 million for the quarters ended September 30, 2015 and 2014 and $19 million and $4 million for the nine months ended September 30, 2015 and 2014, respectively. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The increase in servicing fees is primarily due to the addition of subprime mortgage loans from the prior year.  Subprime mortgage loans average asset balance increased to $4.6 billion for from nine months ended September 30, 2015 from $519 million for the same period of 2014.

We also incurred deal expenses of $2 million and $5 million for the quarter and nine months ended September 30, 2015 related to the call and re-securitization of certain of our subprime mortgage pools.

In addition, during the third quarter of 2014, we received a reimbursement of prior management fees paid to FIDAC of $24 million which did not recur in 2015.

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

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee, Compensation and G&A Expenses/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Quarter Ended September 30, 2015	15.05%	(1.74%)	5.72%	(2.97%)	(5.89%)
For The Quarter Ended June 30, 2015	15.06%	(2.00%)	3.55%	(2.77%)	13.64%
For The Quarter Ended March 31, 2015	17.06%	2.44%	(8.96%)	(2.28%)	7.52%
For The Quarter Ended December 31, 2014	15.70%	(3.51%)	(7.75%)	(2.51%)	0.72%
For The Quarter Ended September 30, 2014	15.64%	7.41%	2.57%	(1.54%)	43.99%
* Includes effect of realized losses on interest rate swaps.

We incurred a net loss of $48 million for the quarter ended September 30, 2015 and net income of $378 million for the quarter ended September 30, 2014.  Our net income was $135 million and $583 million for the nine months ended September 30, 2015 and 2014. Economic net interest income as a percentage of average equity was consistent at September 30, 2015 as compared to the same period of 2014. Return on average equity decreased by for the quarter ended September 30, 2015 as compared to the same period of 2014 due to lower income in the current quarter, primarily as a result of unrealized losses on derivative instruments and financial instruments at fair value.

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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the quarters ended September 30, 2015 and 2014 and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands, except per share data)
GAAP Net income	$(48,259)	$377,580	$134,969	$582,717
Adjustments:
Net other-than-temporary credit impairment losses	17,832	1,990	52,748	8,871
Net unrealized gains (losses) on derivatives	71,540	(12,975)	(20,543)	11,720
Net unrealized (gains) losses on financial instruments at fair value	40,955	(162,921)	88,640	(183,722)
Net realized (gains) losses on sales of investments	(3,539)	(64,107)	(42,789)	(68,145)
(Gains) losses on extinguishment of debt	19,915	-	14,836	2,184
Gain on deconsolidation	-	-	-	(47,846)
Realized (gains) losses on terminations of interest rate swaps	-	-	99,703	-
Other (income) expense	-	(23,783)	-	(23,783)
Core Earnings	$98,444	$115,784	$327,564	$281,996

GAAP net income (loss) per basic common share	$(0.24)	$1.85	$0.65	$2.85
Core earnings per basic common share	$0.50	$0.56	$1.61	$1.36

Core earnings decreased for the quarter ended September 30, 2015 as compared to the same period of 2014 as a result of increased hedging costs and operating expenses due to the internalization.  Core earnings increased for the nine months ended September 30, 2015 as compared to the same period of 2014 primarily as a result of increased net interest income on larger average net assets.

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

Current Period

We held cash and cash equivalents of approximately $40 million and $165 million at September 30, 2015 and December 31, 2014, respectively. As a result of our operating, investing and financing activities described above, our cash position decreased by $125 million from December 31, 2014 to September 30, 2015.

Our operating activities provided net cash of approximately $254 million and $155 million for the nine months ended September 30, 2015 and 2014, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. During the third quarter of 2015, interest received net of interest paid was $526 million. This cash received was offset in part by payments on derivatives of $180 million, including $100 million paid for termination of existing swaps during the nine months ended September 30, 2015.

Our investing activities provided cash of approximately $2.0 billion and used cash of $5.5 billion for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 we purchased investments of $4.5 billion, primarily Agency RMBS. This use of cash was offset during the period from sales of investments of $4.9 billion and principal repayments of $1.7 billion during the first nine months of 2015. The purchases and sales activity was primarily due to the Company continuing to balance its Agency portfolio to maximize spread income and provide liquidity for purchases of Non-Agency RMBS and mortgage loan pools.

Our financing activities used cash of $2.3 billion and provided cash of $5.5 billion for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, we paid proceeds on our repurchase agreements, net of proceeds on our repurchase agreements of $1.3 billion. We also repaid principal of our securitized debt of $1.6 million and paid dividends of $290 million. During the third quarter of 2015, we also paid $213 to acquire common stock outstanding.  These uses of cash were offset, in part, by receipt of cash on debt issuance of $1 billion

Our recourse leverage is 2.5:1 and 2.6:1 for the periods ended September 30, 2015 and December 31, 2014, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. The decrease in our recourse leverage compared to September 30, 2014 is a result of the sale of higher leverage agency positions to acquire residential mortgage loans.  Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our economic net equity calculated as a part of our economic book value.

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

At September 30, 2015 and December 31, 2014 the remaining maturities on our RMBS repurchase agreements were as follows.

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Overnight	$33,119	$-
1 to 29 days	1,620,979	2,652,717
30 to 59 days	1,846,105	1,371,856
60 to 89 days	877,448	656,915
90 to 119 days	1,224,940	2,068,740
Greater than or equal to 120 days	1,548,230	1,705,153
Total	$7,150,821	$8,455,381

Average days to maturity	114 Days	100 Days

We collateralize the repurchase agreements we use to finance our operations with our RMBS investments. Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender. The size of the haircut reflects the perceived risk associated with holding the RMBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in RMBS market values occur. At September 30, 2015, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.5% compared to a haircut on Agency RMBS of 5.1% at December 31, 2014. At September 30, 2015, the weighted average haircut on our repurchase agreements collateralized by Non-Agency RMBS was 33.8% compared to a haircut on Non-Agency RMBS of 29.4% at December 31, 2014.

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

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. Our average repurchase agreement balance for the quarter ended September 30, 2015 increased compared to our average repurchase agreement balance for the quarter ended September 30, 2014 due to additional borrowings on our repurchase agreements in excess of repayments during 2014. We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)

Quarter End September 30, 2015	$7,016,080	$7,150,821
Quarter End June 30, 2015	$6,904,516	$6,813,831
Quarter End March 31, 2015	$8,315,355	$8,296,224
Quarter End December 31, 2014	$8,247,722	$8,455,381
Quarter End September 30, 2014	$7,741,837	$7,838,163
Quarter End June 30, 2014	$3,054,737	$5,564,554

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2015 and December 31, 2014 our total debt was approximately $11.9 billion and $13.6 billion which represented a debt-to-equity ratio for both periods of approximately 3.8:1, respectively. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

During the third quarter of 2015, we decreased our leverage as we sold portions of our Agency MBS portfolio to generate liquidity to settle repurchase agreements as well as to acquire a pool of mortgage loans. At September 30, 2015, we had repurchase agreements with 22 counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by limiting our exposure to any counterparty to approximately 10% or less of our total equity, as well as ensuring all our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of September 30, 2015 and December 31, 2014, we had $8.5 billion and $9.3 billion, respectively, of securities pledged against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from 30 to 365 days. The average term on our repurchase agreements at September 30, 2015 and December 31, 2014 was 80 days and 100 days, respectively. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the risk of our repurchase agreements primarily through the use of interest rate swaps. The average remaining maturities on our interest rate swaps at September 30, 2015 range from less than 1 year to 19 years and have a weighted average maturity of approximately 4 years. We use these interest rate swaps to protect the portfolio from short term changes in interest rates. We currently have three swap counterparties. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of September 30, 2015, we have posted $141 million of cash and securities as collateral to our swap counterparties.

Secured Debt Financing Transactions

During the third quarter of 2015, we called securitized debt, collateralized by loans held for investment with an unpaid principal balance of $508 million at par.  Additionally, during the quarter, we issued new debt, collateralized by these same loans held for investment, with an unpaid principal balance of $515 million for $509 million. Also, during the third quarter, we purchased outstanding debt with an unpaid principal amount of $155 million for $135 million.  This outstanding debt acquired is part of a securitization vehicle which has a call date in 2016.  During the nine months ended September 30, 2015, we called securitized debt, collateralized by loans held for investment with an unpaid principal balance of $739 million at par.  Additionally, during the nine months ended September 30, 2015, we issued new debt, collateralized by these same loans held for investment, with an unpaid principal balance of $792 million for $785 million.

Subsequent to September 30, 2015, we called securitized debt, collateralized by loans held for investment with an unpaid principal balance of $522 million at par.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or interest rate swaps with six counterparties as of September 30, 2015 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at September 30, 2015:

September 30, 2015

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	1	$576,496	$(74,559)	$46,721	0.29%
Netherlands	1	243,089	-	14,254	0.09%
Switzerland	2	1,168,673	(9,679)	362,185	2.27%
United Kingdom	1	256,656	-	21,066	0.13%
Total	5	$2,244,914	$(84,238)	$444,226	2.78%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At September 30, 2015, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

Other than as discussed below under “Restricted Stock Grants,” there were no shares issued by the Company during the quarters ended September 30, 2015 and 2014.

During the quarter ended September 30, 2015, we declared dividends to common shareholders totaling $91 million, or $0.48 per share. During the quarter ended September 30, 2014, we declared dividends to common shareholders totaling $92 million, or $0.45 per share. During the nine months ended September 30, 2015, we declared dividends to common shareholders totaling $289 million, or $1.44 per share. During the nine months ended September 30, 2014, we declared dividends to common shareholders totaling $277 million, or $1.35 per share.

The Company had no preferred stock issued or outstanding as of September 30, 2015 and December 31, 2014.

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

The Management Agreement provided that the Manager will pay all past and future expenses that the Company or our Audit Committee incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation or the Restatement Filing (the “Investigation”); provided, however, that the Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us or our Audit Committee for the Evaluation, Restatement Filing and the Investigation. The amount paid by the Manager related to these expenses for the quarters ended September 30, 2015 and 2014 is $1 million and $2 million, respectively. The amount paid by the Manager related to these expenses for the nine months ended September 30, 2015 and 2014 is $7 million and $5 million, respectively.  Recoveries are presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

Restricted Stock Grants

We granted 260,200 shares of restricted stock to employees of FIDAC and its affiliates and members of our Board of Directors on January 2, 2008. On February 2, 2015 we granted 84,700 shares of restricted stock to employees of FIDAC. At September 30, 2015 and December 31, 2014, there were approximately 70,000 and 39,400 unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2015 and December 31, 2014. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

September 30, 2015
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$6,573,966	$576,855	$-	$-	$7,150,821
Securitized debt	768,141	1,161,386	807,625	1,498,922	4,236,074
Interest expense on RMBS repurchase agreements (1)	23,102	2,950	-	-	26,052
Interest expense on securitized debt (1)	153,606	269,110	218,958	547,859	1,189,533
Total	$7,518,815	$2,010,301	$1,026,583	$2,046,781	$12,602,480
(1) Interest is based on variable rates in effect as of June 30, 2015.

December 31, 2014
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$8,155,381	$300,000	$-	$-	$8,455,381
Securitized debt	880,367	1,427,236	940,975	1,645,706	4,894,284
Interest expense on RMBS repurchase agreements (1)	18,451	3	-	-	18,454
Interest expense on securitized debt (1)	184,079	313,263	238,776	573,623	1,309,741
Total	$9,238,278	$2,040,502	$1,179,751	$2,219,329	$14,677,860
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

Capital Expenditure Requirements

At September 30, 2015 and December 31, 2014, we had no material commitments for capital expenditures.

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

Other Matters

We have organized ourselves as a holding company and conduct our real estate businesses primarily through wholly-owned subsidiaries and at all times intend to conduct our business so as not to become regulated as an investment company under the 1940 Act. If we were to become regulated as an investment company, our ability to use leverage would be substantially reduced.

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that rely on the exemptions from registration other than Sections 3(c)(1) and 3(c)(7) of the Investment Company Act, such as the exemption provided by Section 3(c)(5)(C) of the Investment Company Act.

Certain of our subsidiaries, including Chimera RMBS Whole Pool, LLC (f/k/a Chimera Asset Holding LLC) and certain subsidiaries that we may form in the future, rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the Securities and Exchange Commission (or the SEC), requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets. The assets that we acquire, therefore, are limited by the provisions of and the rules and regulations promulgated under the Investment Company Act.

We also have formed, and may in the future form, certain other wholly-owned or majority-owned subsidiaries that rely upon the exclusion from the definition of investment company under the Investment Company Act provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act. The securities issued by any wholly-owned or majority-owned subsidiary that relies on the exclusion from the definition of investment company provided by Section 3(c)(1) or 3(c)(7), together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We monitor our compliance with the 40% Test and the operations of our subsidiaries so that we and each of our subsidiaries may maintain compliance with an exclusion from registration as an investment company under the Investment Company Act.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778). Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption. We will continue to monitor developments related to this matter.

Based on our calculations, as of September 30, 2015 and December 31, 2014, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission, or CFTC, gained jurisdiction over the regulation of interest rate swaps. The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator, or CPO, and, absent relief from the Division or the Commission, to register as CPOs. On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete. The conditions that must be met to claim the relief are that the mortgage real estate investment trust must:

●	Limit the initial margin and premiums required to establish its commodity interest positions to no more than five percent of the fair market value of the mortgage real estate investment trust’s total assets;

●	Limit the net income derived annually from its commodity interest positions that are not qualifying hedging transactions to less than five percent of the mortgage real estate investment trust’s gross income;

●	Ensure that interests in the mortgage real estate investment trust are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options, or swaps markets; and

●	Either:

	m	identify itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or

	m	if it has not yet filed its first U.S. income tax return on Form 1120-REIT, disclose to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2015 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	September 30, 2015
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	(7.87%)	0.51%
-50 Basis Points	(5.02%)	0.29%
Base Interest Rate	-	-
+50 Basis Points	6.30%	(1.01%)
+100 Basis Points	11.37%	(2.09%)
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

Extension Risk

Management computes the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when fixed-rate or hybrid adjustable-rate mortgage loans or RMBS are acquired via borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates as the borrowing costs are effectively fixed for the duration of the fixed-rate portion of the related assets. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed and hybrid adjustable-rate assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2015. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2015

(dollars in thousands)

	Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$988,990	$3,430,184	$526,848	$23,401,139	$28,347,162
Cash equivalents	40,097	-	-	-	40,097
Total rate sensitive assets	1,029,087	3,430,184	526,848	23,401,139	28,387,259

Rate sensitive liabilities	4,211,792	3,693,335	10,889	166,363	8,082,379
Interest rate sensitivity gap	$(3,182,705)	$(263,151)	$515,959	$23,234,776	$20,304,880
Cumulative rate sensitivity gap	$(3,182,705)	$(3,445,856)	$(2,929,897)	$20,304,879
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	-11%	-12%	-10%	72%

Our analysis of risks is based on our management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this Form 10-Q. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and its management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have determined that disclosure controls and procedures were effective as of September 30, 2015.  To ensure that information required to be disclosed by the Company under the Exchange Act is timely filed within the in the SEC’s rules, information is distributed to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. A control system, can provide only reasonable, not absolute, assurance that it will detect or uncover current or future failures of the Company to disclose material information required in our periodic reports.

Changes in Internal Controls

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed that management had identified a material weakness in our internal control over financial reporting. We identified an overreliance on spreadsheets consisting of manual inputs and complex calculations used to record transactions and estimates supporting the financial statement amounts and disclosures.

Since 2014, the Company has been implementing a new system to reduce its reliance on spreadsheets.  The system has been utilized to produce the financial results included in this Quarterly Report on Form 10-Q.  Based on the successful implementation of the system as well designing and implementing new controls during 2015, our Chief Executive Officer and Chief Financial Officer believe that the aforementioned material weakness in our internal control over financial reporting will be remediated in 2015.

Other than the changes discussed above, there have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15 (f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Item 1A. Risk Factors

Under “Part I — Item 1A — Risk Factors” of our Form 10-K for the year ended December 31, 2014, we set forth risk factors related to (i) risks associated with adverse developments in the mortgage finance and credit markets, (ii) risks associated with our management, (iii) risks related to our business, (iv) risks related to our investments, (v) regulatory and legal risks, (vi) risks related to our common stock (vii) tax risks, and (viii) risks associated with our prior late filings and related matters. You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2014. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, the Company announced that the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $250 million.  The share repurchase program expires in December 2016.

Also on August 5, 2015, pursuant to the share repurchase program, the Company entered into a share repurchase agreement with Annaly.  Pursuant to the terms of the share repurchase agreement, the Company purchased all of the 8,996,553 shares of common stock owned by Annaly for an aggregate purchase price of $126.4 million.

A summary of the Company’s repurchases of common stock for the three months ended September 30, 2015 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
7/1/15 - 7/31/15	—	$—	—	$—
8/1/15 - 8/31/15	11,447,813	$13.99	11,447,813	$89,791,567
9/1/15 - 9/30/15	5,114,424	$13.81	5,114,424	$19,157,926
Total	16,562,237	$13.94	16,562,237	$19,157,926

Item 5.                      Other Information

Annual Meeting

As previously disclosed by the Company in its Current Report on Form 8-K filed on September 25, 2015 (the “Form 8-K”), the Company’s 2015 annual meeting of stockholders (the “Annual Meeting”) will be held on December 10, 2015 (the “Annual Meeting”). Stockholders of record at close of business on October 21, 2015 are entitled to notice of and to vote at the Annual Meeting. In the Form 8-K, the Company also announced that (i) the deadline for receipt of shareholder proposals for inclusion in the Company’s proxy statement for the Annual Meeting pursuant to Rule 14a-8 had been set at October 5, 2015, and (ii) in order for a shareholder proposal made outside of Rule 14a-8 or a director nomination to be considered timely, the proposal or nomination must have been received by the Company by October 5, 2015.  The Company did not receive any shareholder proposals or director nominations.

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

3.2	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)
3.3	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference).
3.4	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference).
3.5	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference).
3.6	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on October 19, 2015 and incorporated herein by reference).
4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference).

10.1	Employment Agreement, dated August 5, 2015, between the Company and Matthew Lambiase
10.2	Employment Agreement, dated August 5, 2015, between the Company and Choudhary Yarlagadda
10.3	Employment Agreement, dated August 5, 2015, between the Company and Mohit Marria
10.4	Employment Agreement, dated August 5, 2015, between the Company and Robert Colligan
10.5	Employment Agreement, dated August 5, 2015, between the Company and Phillip J. Kardis, II, Esq.
10.6	Form of Director and Officer Indemnification Agreement.
31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document **
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document **
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document **
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created**
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document **
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document **

**           Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2015 (Unaudited) and December 31, 2014 (derived from the audited consolidated financial statements); (ii) Consolidated Statements of Operations and Comprehensive Income for the quarters ended September 30, 2015 and 2014; (iii) Consolidated Statement of Stockholders' Equity for the quarters ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the quarters ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: November 5, 2015

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: November 5, 2015