Form 10-K
period 2015-12-31
CHIMERA INVESTMENT CORP
filed 2016-02-25
CIK 1409493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                       TO

COMMISSION FILE NUMBER:  1-33796

CHIMERA INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	26-0630461
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

520 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 626-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐

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
Large accelerated filer  ☑   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No  ☑

At June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,683,573,258 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 29, 2016 was 187,711,868.

CHIMERA INVESTMENT CORPORATION
2015 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	availability of investment opportunities in real estate-related and other securities;

•	our expected investments;

•	changes in the value of our investments;

•	interest rate mismatches between our investments and our borrowings used to finance such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate investments;

•	rates of default, delinquencies or decreased recovery rates on our investments;

•	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

•	general volatility of the securities markets in which we invest;

•	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	the impact of and changes to various government programs;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	our understanding of our competition;

•	our transition from an externally-managed real estate investment trust, or REIT, to an internally-managed REIT (see below under “The Internalization”);

•	availability of qualified personnel;

•	our expectations regarding materiality or significance;

•	the effectiveness of our disclosure controls and procedures;

•	material weaknesses in our internal controls over financial reporting;

•	inadequacy of or weakness in our internal controls over financial reporting of which we are not currently aware or which have not been detected;

•	additional information that may arise from the preparation of our financial statements;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our ability to maintain our classification as a real estate investment trust, or REIT, for federal income tax purposes; and

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this 2015 Form 10-K.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to Chimera Investment Corporation and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K: Agency refers to  federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by an Agency; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency.

PART I

Item 1.    Business

The Company

We are a publicly traded real estate investment trust, or REIT, that is primarily engaged in the business of investing, on a leveraged basis, in a diversified portfolio of mortgage assets, including Agency RMBS, Non-Agency RMBS, Agency CMBS, residential mortgage loans, and real estate related securities.  We were incorporated in Maryland on June 01, 2007 and commenced operations on November 21, 2007.  We invest, either directly or indirectly through our subsidiaries, in RMBS, residential mortgage loans, Agency CMBS, commercial mortgage loans, real estate-related securities and various other asset classes.  We have elected and believe that we are organized and have operated in a manner that enables us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.  If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. To ensure we qualify as a REIT, no person may own more than 9.8% of the outstanding shares of any class of our common stock, unless our Board of Directors waives this limitation.

Our Investment Strategy

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation.  We intend to achieve this objective by investing in a diversified investment portfolio of RMBS, Agency CMBS, residential mortgage loans, commercial mortgage loans, real estate-related securities and various other asset classes, subject to maintaining our REIT status and exemption from registration under the 1940 Act.  The MBS, and real estate-related securities we purchase may include investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

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

The Internalization

In August 2015, we entered into agreements to internalize the Company’s management (the “Internalization”). Prior to the Internalization, we were managed by Fixed Income Discount Advisory Company, (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”) and a wholly-owned subsidiary of Annaly Capital Management Inc. (“Annaly”). Pursuant to a transition services agreement that we entered into with FIDAC on August 5, 2015, we terminated the management agreement with FIDAC, and we hired a number of employees formerly employed by FIDAC or its affiliates. In addition, FIDAC agreed to continue to provide us a number of services previously provided under the Management Agreement at the same level, quality and time frame until December 31, 2015, at which time we had the option to extend the term of the Transition Services Agreement (the “TSA”) for up to three one-month extension periods. While our transition to internal management was completed by December 31, 2015, we extended the TSA for certain IT and internal audit services through the end of February 2016 primarily in connection with the completion of our 2015 financial audit. Those services are now completed, and FIDAC no longer provides any management services to us.

As described in the Transition Services Agreement, we extended offers of employment to certain employees of FIDAC and its affiliates, including certain of FIDAC’s executive officers. We had also been party to an administrative services agreement (the “Administrative Services Agreement”) with RCap Securities, Inc. (“ RCap ”), a sister company of FIDAC, pursuant to which RCap provided trade clearing and brokerage services to us from time to time. Under the terms of the Transition Services Agreement and in furtherance of the completion of the Internalization, the Management Agreement and the Administrative Services Agreement were both terminated without the payment of any termination fee.

On August 5, 2015, we also entered into a share repurchase agreement (the “Share Repurchase Agreement”) with Annaly. Pursuant to the terms of the Share Repurchase Agreement, we agreed to purchase the entire 4.4% stake owned by Annaly in the Company, and we are no longer an affiliate of Annaly.  The repurchase of these shares owned by Annaly was settled on August 17, 2015.

For more information regarding the Internalization, including information related to arrangements with our management team and the appointment of certain new members of management, please refer to our Current Report on Form 8-K filed on August 5, 2015.

Business Overview

Currently, we focus our investment activities primarily on acquiring Non-Agency and Agency MBS, and on purchasing residential mortgage loans. At December 31, 2015, based on the amortized cost balance of our interest earning assets, approximately 46% of our investment portfolio was Agency MBS, 20% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans. At December 31, 2014, based on the amortized cost balance of our interest earning assets, approximately 52% of our investment portfolio was Agency MBS, 16% of our investment portfolio was Non-Agency RMBS, and 32% of our investment portfolio was securitized residential mortgage loans. As discussed in “Management's Discussion and Analysis,” the change in the composition of our assets during 2015 relates primarily to the decrease in our Agency MBS assets to reduce interest rate exposure in our Agency portfolio.

We have engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and purchased and securitized such residential mortgage loans. In the past we have also acquired formerly AAA-rated Non-Agency RMBS and immediately re-securitized those securities. We sold the resulting AAA-rated super senior RMBS and retained the rated or unrated mezzanine and subordinate RMBS.

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

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities and securitizations.  We manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

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

We may invest in net interest margin securities, or NIMs, which are notes that are payable from and secured by excess cash flow that is generated by RMBS or home equity line of credit-backed securities, or HELOCs, after paying the debt service, expenses and fees on such securities.  The excess cash flow represents all or a portion of a residual that is generally retained by the originator of the RMBS or HELOCs.  The residual is illiquid, and thus the originator will monetize the position by securitizing the residual and issuing a NIM, usually in the form of a note that is backed by the excess cash flow generated in the underlying securitization.  We may also invest in interest-only (“IO”) Agency and Non-Agency RMBS. These IO RMBS represent right to receive a specified proportion of the contractual interest flows of the collateral.

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

We withdrew our licenses in various jurisdictions to avoid not being in good standing under such licenses. The failure to maintain licenses or our good standing in various jurisdictions may temporarily require us to cease certain business strategies or modify the way in which we execute such strategies.  For example, without the state licenses necessary to purchase residential mortgage loans, it was necessary for us to structure securitization transactions in a different manner than we may otherwise have chosen to do.  This may, among other things, cause us to be unable to execute aspects of our business which may have otherwise been profitable, or we may incur additional costs related to such business operations that we otherwise would not have. We have reapplied for licenses in many jurisdictions and have been approved in most but not all jurisdictions.  These conditions may have a material adverse effect on our business, financial condition and results of operations.

Agency CMBS

The Agency CMBS we acquire are Ginnie Mae Construction Loan Certificates (“CLCs”) and the resulting project loan certificates (“PLCs”) when the construction project is complete.  Each CLC is backed by a single multifamily property [or health care facilities].   The investor in the CLC is committed to fund the full amount of the project; however, actual funding generally occurs monthly as construction progresses on the property and only after each construction advance is insured by the FHA and issued by Ginnie Mae.  The principal balance of the CLC increases as payments by the investor fund each construction advance.  Each Ginnie Mae approved mortgage originator must provide the agency with supporting documentation regarding advances and disbursements before each construction advance is issued by Ginnie Mae.  We also review this documentation prior to funding each Ginnie Mae guaranteed advance.  Upon completion of the construction project the CLC is replaced with a PLC.   Ginnie Mae guaranteed the timely payment of principal and interest on each CLC and PLC.  This obligation is backed by the full faith and credit of the United States.

As the holder of a CLC, we generally receive monthly payments of interest equal to a pro rata share of the interest payments on the underlying mortgage loan, less applicable servicing and guaranty fees.  GNMA CLCs pay interest only during construction, and so there are no payments of principal.  As a holder of a PLC, we generally receive monthly payments of principal and interest equal to the aggregate amount of the scheduled monthly principal and interest payments on the mortgage loans underlying that PLC, less applicable servicing and guaranty fees. In addition, such payments will include any prepayments and other unscheduled recoveries of principal of, and any prepayment penalties on, an underlying mortgage loan to the extent received by the Ginnie Mae Issuer during the month preceding the month of the payment.  The mortgage loans underlying the PLCs generally contain a lock-out and prepayment penalty period of 10 years during which the related borrower must pay a prepayment penalty equal to a specified percentage of the principal amount of the mortgage loan in connection with voluntary and certain involuntary prepayments.  Ginnie Mae does not guaranty the payment of prepayment penalties.

Commercial Mortgage Loans

We may invest in commercial mortgage loans consisting of first or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units, or by mixed residential or other commercial properties, retail properties, office properties or industrial properties.  These loans may or may not conform to the Agency guidelines.

Other Asset-Backed Securities

We may invest in securities issued in various collateralized debt obligation, (“CDO”), offerings to gain exposure to bank loans, corporate bonds, asset-backed securities, or ABS, mortgages, RMBS, CMBS, and other instruments.

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

Investment Guidelines

We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition.  Our investment committee (“Investment Committee”) periodically reviews our compliance with the investment guidelines.  Our board also reviews our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at each regularly scheduled Board of Directors meeting.

Our Board of Directors and our Investment Committee have adopted the following guidelines for our investments and borrowings:

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2015 and 2014, our ratio of debt-to-equity was 4.0:1 and 3.8:1, respectively.  For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of repurchase agreements and securitized debt.

Subject to our maintaining our qualification as a REIT, we may use a number of sources to finance our investments, including the following:

•
Repurchase Agreements.  We have financed certain of our assets through the use of repurchase agreements.  We anticipate that repurchase agreements will be one of the sources we will use to achieve our desired amount of leverage for our residential real estate assets.  We maintain formal relationships with many counterparties to obtain financing on favorable terms.

•
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

We may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.  The federal income tax rules applicable to REITs may require us to implement certain of these techniques through a taxable REIT subsidiary, or TRS, that is fully subject to corporate income taxation.  Our interest rate management techniques may include:

•	puts and calls on securities or indices of securities;

•	Eurodollar futures contracts and options on such contracts;

•	interest rate caps, swaps and swaptions;

•	U.S. Treasury futures, contracts, securities and options on U.S. Treasury securities; and

•	other similar transactions.

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

Employees

As at December 31, 2015, we had 32 employees, all of whom were full-time. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

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

Distributions

To maintain our qualification as a REIT, we must distribute substantially all of our REIT taxable income to our stockholders each year, and we intend to distribute all such taxable income to satisfy such requirement.  We have declared and paid regular quarterly dividends in the past and intend to do so in the future. The Board of Directors declared and paid a common stock cash dividend of $0.48 per common share for each quarter of 2015.  The Board of Directors have also declared the first quarter 2016 dividend of $0.48 per share and expects to maintain a $0.48 per share dividend for the remaining three quarters of 2016.

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

Item 1A.  Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2015 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Associated With Our Investments and Our Operations

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

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or is secured by pools of residential mortgage loans and CMBS evidence interests in or is secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the RMBS and CMBS we invest in are subject to all of the risks of the respective underlying mortgage loans, and we refer to RMBS and CMBS collectively MBS.

We have significant credit risk, especially on Non-Agency RMBS, in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

We are not required to observe specific diversification criteria.  A significant number of the mortgages collateralizing our RMBS may be concentrated in certain geographic areas. For example, with respect to our Non-Agency RMBS portfolio, we have significantly higher exposure in California, Florida, New York, and New Jersey which constitute, collectively, 48.9% of such portfolio at December 31, 2015. Certain markets within these states (particularly California and Florida) experienced significant decreases in residential home value during the housing crisis and continue to experience challenging economic and real estate conditions. Any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our Non-Agency RMBS portfolio. In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area. This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency RMBS in this area. This may then materially adversely affect our credit loss experience on our Non-Agency RMBS in such area if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

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

There are seldom any restrictions on borrowers’ abilities to prepay their residential mortgage loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage and return on our portfolio of residential mortgage loans, RMBS, and CDOs backed by real estate-related assets and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

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

A decline in the market value of our MBS or other assets may require us to recognize an other-than-temporary impairment (or “OTTI”) against such assets under GAAP. When the fair value of our MBS is less than its amortized cost, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either temporary or other-than-temporary. The determination as to whether an OTTI exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of OTTI constitute material estimates that are susceptible to significant change. In the future, we may experience declines in the fair value of our MBS and other assets that could result in additional OTTI that will be recognized in earnings.

The lack of liquidity in our investments may adversely affect our business.

We invest in securities or other instruments that are not liquid. It may be difficult or impossible to obtain third party pricing on the investments we purchase.   Illiquid investments typically experience greater price volatility as an active market does not exist.  In addition, validating third party pricing for illiquid investments may be more subjective than more liquid investments.  The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our Non-Agency RMBS and whole mortgage loans we may acquire. We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of services provided by third-party service providers related to our Non-Agency RMBS and whole mortgage loans we may acquire. We rely on the mortgage servicers who service the mortgage loans backing our Non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our Non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, continued foreclosure avoidance requirements including, among other things, loan modifications may reduce the value of mortgage loans backing our Non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to the financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has recently been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, any regulatory effort to delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), may limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers do not perform as expected, our business, financial condition and results of operations and ability to make distributions to our shareholders may be materially adversely affected.

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

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government has also expressed a need for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans in mortgage-backed securities.  To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in mortgage-backed securities, that could potentially have a negative impact on our income and operating results, particularly in connection with loans or mortgage-backed securities purchased at a premium or our interest-only securities.

We might not be able to purchase residential mortgage loans, mortgage-backed securities and other investments that meet our investment criteria at favorable spreads over our borrowing costs.

To the extent we purchase assets using leverage, our net income depends on our ability to acquire residential mortgage loans, mortgage-backed securities and other investments at favorable spreads over our borrowing costs.  Our investments are selected by our investment team, and our stockholders will not have input into such investment decisions.

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

Interest rate caps on our adjustable-rate MBS may adversely affect our profitability.

Adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security. Our borrowings typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on our adjustable-rate MBS. This problem is magnified for hybrid adjustable-rate and adjustable-rate MBS that are not fully indexed. Further, some hybrid adjustable-rate and adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid adjustable-rate and adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income or cause us to suffer a loss.

A flat or inverted yield curve may adversely affect adjustable-rate MBS prepayment rates and supply.

Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve. When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.” We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrids with longer initial fixed-rate periods and fixed rate mortgages, causing our MBS to experience faster prepayments. In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on ARMs, potentially decreasing the supply of adjustable-rate RMBS. At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve. When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than mortgage rates on ARMs, further increasing adjustable-rate MBS prepayments and further negatively impacting adjustable-rate MBS supply. Increases in prepayments on our MBS portfolio cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

A significant portion of our portfolio investments will be recorded at fair value as determined in accordance with our pricing policy and, as a result, there will be uncertainty as to the value of these investments.

A significant portion of our portfolio of investments is in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable.  It may be difficult or impossible to obtain third party pricing on the investments we purchase.  We value these investments quarterly at fair value, as determined in accordance with our valuation policy. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a residential mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for; in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.

Our due diligence of potential investments may not reveal all of the liabilities associated with such investments and may not reveal other weaknesses in such investments, which could lead to investment losses.

Before making an investment, we assess the strengths and weaknesses of the originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on resources available to us and, in some cases, an investigation by third parties. This process is particularly important with respect to newly formed originators or issuers with unrated and other subordinated tranches of MBS and ABS because there may be little or no information publicly available about these entities and investments. There can be no assurance that our due diligence process will uncover all relevant facts or that any investment will be successful.

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate and may own real estate directly in the future, either through direct investments or upon a default of mortgage loans. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, hurricanes, floods and other natural disasters, that may result in uninsured losses;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	adverse changes in national and local economic and market conditions;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and
•	the potential for uninsured or under-insured property losses.

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

We may invest in securities in the developing Agency risk transfer sector that are subject to mortgage credit risk.

We may invest in securities in the developing Agency risk transfer sector (“CRT Sector”).  The CRT Sector is comprised of the risk sharing transactions issued by Fannie Mae (“CAS”) and Freddie Mac (“STACR”), and similarly structured transactions arranged by third party market participants.   The securities issued in the CRT Sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.  Currently, CAS and STACR transactions are structured as unsecured and unguaranteed bonds issued by Fannie Mae or Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages originated and guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT Sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities.  The holder of the securities in the CRT Sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Investments in securities in the CRT Sector could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction.

We utilize analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our investments and strategies, we must rely heavily on analytical models and information and data supplied by third-parties (“Models and Data”).  Models and Data will be used to value investments or potential investments and also in connection with hedging our investments.  When Models and Data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on Models and Data, especially valuation models, we may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether.  Similarly, any hedging based on faulty Models and Data may prove to be unsuccessful.  Furthermore, any valuations of our investments that are based on valuation models may prove to be incorrect.

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

Some of the analytical models we use, such as mortgage prepayment models or mortgage default models, are predictive in nature.  The use of predictive models has inherent risks.  For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models we use may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain investments than actual market prices.  Furthermore, since predictive models are usually constructed based on historical data supplied by third-parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods.

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-designed valuation model, the resulting valuations will be incorrect. However, even if market data is appropriately captured in the model, the resulting “model prices” will often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities.

Our use of models in connection with the valuation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.

As part of our risk management process, we may use models to evaluate, depending on the asset class, house price appreciation and depreciation by county, region, prepayment speeds and foreclosure frequency, cost and timing. Certain assumptions used as inputs to the models may be based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the model output also to be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether.

Valuations of some of our assets are subject to inherent uncertainty, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

While the determination of the fair value of our investment assets takes into consideration valuations provided by third-party dealers and pricing services, the final determination of exit price fair values for our investment assets is based on our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets may be difficult to obtain or may not be reliable. In general, dealers and pricing services heavily disclaim their valuations as such valuations are not intended to be binding bid prices. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability arising out of any inaccuracy or incompleteness in valuations. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another.

Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of these assets were materially higher than the values that would exist if a ready market existed for these assets.

We are dependent on our executive officers and other key personnel for our success, particularly now that we are an internally managed company, the loss of any of whom may materially adversely affect our business.

Our success is dependent upon the efforts, experience, diligence, skill and network of business contacts of our executive officers and key personnel, particularly since internalizing our company in 2015. The departure of any of our executive officers and/or key personnel could have a material adverse effect on our operations and performance.

We may change our investment strategy, asset allocation, or financing plans without stockholder consent, which may result in riskier investments.

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2015 Form 10-K.  A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2015 Form 10-K. These changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets

Market conditions for mortgages and mortgage-related assets as well as the broader financial markets may materially adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets, which resulted in significant volatility in the market for mortgages and mortgage-related assets and significant losses by certain commercial banks, investment banks and insurance companies with exposure to the residential mortgage market. The 2007-2008 financial crisis and its aftermath impacted investor perception of the risk associated with residential MBS, real estate-related securities and various other asset classes in which we invest, which has continued, in varying degrees through the present.  More recently, concerns over economic growth rates, continuing relatively high levels of unemployment and uncertainty regarding future U.S. monetary policy have contributed to increased interest rate volatility.  As a result of these circumstances, values for residential MBS, real estate-related securities and various other asset classes in which we may invest have experienced volatility.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Although markets have stabilized more recently, renewed volatility and/or deterioration in the broader residential mortgage and MBS markets could materially adversely affect the performance and market value of our investments.

Any downgrade or perceived potential of a downgrade, of U.S. sovereign credit ratings by the various credit rating agencies may have a materially adverse effect on our business.

During the summer of 2011, Standard & Poor’s Ratings Services (or S&P), one of the major credit rating agencies, downgraded the U.S. sovereign credit rating in response to the protracted debate over the “U.S. debt ceiling limit” and S&P’s perception of the U.S. Government’s ability to address its long-term budget deficit.  At the same time, S&P also lowered the credit ratings of the government sponsored enterprises, or GSEs, in response to the downgrade in the U.S. sovereign credit rating, as the value of the Agency MBS issued by the GSEs and their ability to meet their obligations under such Agency MBS are largely determined by the support provided to them by the U.S. Government and market perceptions of the strength of such support and the likelihood of its continuity.

We could be adversely affected in a number of ways in the event of a default by the U.S. Government, a further downgrade by S&P or a downgrade of the U.S. sovereign credit rating by another credit rating agency   Such adverse effects could include higher financing costs and/or a reduction in the amount of financing provided based on the market value of collateral posted under our repurchase agreements and other financing arrangements.  In addition, although the rating agencies have more recently determined that the GSEs’ outlook is generally stable, to the extent that the credit rating of any or all of the GSEs were to be downgraded in the future, the value of our Agency MBS could be adversely affected. These outcomes could in turn materially adversely affect our operations and financial condition in a number of ways, including a reduction in the net interest spread between our assets and associated repurchase agreement borrowings or a decrease in our ability to obtain repurchase agreement financing on acceptable terms, or at all.

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

A significant portion of our Agency MBS is financed with repurchase agreements. We secure our borrowings under these agreements by pledging our Agency MBS as collateral to the lender. The collateral we pledge exceeds the amount of the borrowings under each agreement. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged assets, we are at risk of losing the over-collateralized amount. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

We also use interest rate swaps to manage our interest rate risks. Under these swap agreements, we pledge Agency MBS or cash as collateral as part of a margin arrangement for interest rate swaps that are in an unrealized loss position. If a counterparty were to default on its obligation, we would be exposed to a loss to a swap counterparty to the extent that the amount of our Agency MBS pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

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

Risks Related to Financing

Failure to procure adequate capital and funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends to our stockholders.
We depend upon the availability of adequate funding and capital for our operations.  We intend to finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities and securitizations.  Our access to capital depends upon a number of factors, over which we have little or no control, including:

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

Certain financing facilities we may enter into contain restrictions, covenants, and representations and warranties that, among other things, may require us to satisfy specified financial, asset quality, loan eligibility and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. The covenants and restrictions we expect in our financing facilities may restrict our ability to, among other things:

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

We use repurchase agreements, warehouse facilities and credit facilities to finance our investments. We currently have uncommitted repurchase agreements with 25 counterparties for financing our MBS.  Our repurchase agreements are uncommitted and the counterparty may refuse to advance funds under the agreements to us.  If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

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

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, financing used and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedges may not correlate directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses may be limited by federal tax provisions governing REITs;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the party owing money in the hedging transaction may default on its obligation to pay; and
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

Risks Related To Accounting Matters and our 1940 Act Exemption

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

We have acquired and intend to continue to acquire Non-Agency RMBS at prices that reflect significant market discounts on their unpaid principal balances. For financial statement reporting purposes, we generally establish a portion of this market discount as a Non-Accretable Difference. This credit reserve is generally not accreted into income for financial statement reporting purposes. For tax purposes, however, we are not permitted to anticipate, or establish a reserve for, credit losses prior to their occurrence. As a result, the entire market discount is accreted into income in determining taxable income during periods in which no actual losses are incurred. Losses are only recognized for tax purposes when incurred (thus lowering taxable income in periods in which losses are incurred). These differences in accounting for tax and GAAP can lead to significant timing variances in the recognition of income and losses. Taxable income on Non-Agency RMBS purchased at a discount to their par value may be higher than GAAP earnings in early periods (before losses are actually incurred). Because we distribute dividends to our stockholders based on our taxable income, our dividend distributions could exceed our GAAP income in periods during which our taxable income exceeds our GAAP income on Non-Agency RMBS purchased at discount to par value and can be significantly less than GAAP income in periods where losses are realized for tax but were realized for GAAP in prior periods.

We have elected not to qualify for hedge accounting treatment for GAAP reporting.

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

A decrease in the fair value of the securities we own may result in a reduction in our book value due to the accounting standards we are required to apply. Reporting a low book value could have adverse effects such as the inability to meet or agree upon covenants with counterparties, to enter into hedge instruments, or a reduction in the market price of our common stock.

The fair value of certain of the assets on our Consolidated Statements of Financial Condition as calculated according to GAAP may not reflect amounts we would receive if we disposed of those assets.

GAAP requires that we consolidate certain of our RMBS re-securitization transactions on our Consolidated Statements of Financial Condition and report these assets at fair value.  Under GAAP, fair value for these assets is measured by determining the fair value of the underlying RMBS assets we contributed to the re-securitization trust as opposed to evaluating the fair value of the re-securitized securities we acquired as a result of the RMBS re-securitization transaction.

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

Loss of our 1940 Act exemption would adversely affect us and negatively affect the market price of shares of our common stock and our ability to distribute dividends.

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

Rapid changes in the values of our MBS, residential mortgage loans, and other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exemption from the 1940 Act.

If the market value or income potential of our MBS, residential mortgage loans, and other real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets to maintain our REIT qualification or our exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

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

Violations of certain provisions of federal, state and local laws by the originator, the servicer or us, as well as actions by governmental agencies, authorities and attorneys general, may limit our or the servicer’s ability to collect all or part of the principal of, or interest on, the residential mortgage loans we purchase and hold, and loans that serve as security for the RMBS we purchase and hold.  Violations could also subject the entity that made or modified the loans to damages and administrative enforcement (including disgorgement of prior interest and fees paid).  In particular, a loan seller’s failure to comply with certain requirements of federal and state laws could subject the seller (and other assignees of the mortgage loans) to monetary penalties and result in the obligors’ rescinding the mortgage loans against the seller and any subsequent holders of the mortgage loans, even if the assignee was not responsible for and was unaware of those violations.  These adverse consequences vary depending on the applicable law and may vary depending on the type or severity of the violation, but they typically include:

•	the ability of the homeowner to rescind, or cancel, the loan;
•	the inability of the holder of the loan to collect all of the principal and interest otherwise due on the loan;
•	the right of the homeowner to collect a refund of amounts previously paid (which may include amounts financed by the loan), or to set off those amounts against his or her future loan obligations; and
•	the liability of the servicer and the owner of the loan for actual damages, statutory damages and punitive damages, civil or criminal penalties, costs and attorneys’ fees.

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

The Dodd Frank Act includes new authority, mentioned above, to take any actions against covered persons or service providers found to have committed or to have been engaging in an unfair, deceptive, or abusive acts or practices in connection with mortgage loans and other transactions, and that authority extends to any person that knowingly or recklessly provides substantial assistance to those persons or providers.

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

While many purchasers have strengthened their assignment and recordation processes since that time, investors in mortgage loans remain at risk of being unable to foreclose on defaulted loans, or at a minimum will be subject to delays until all assignments in the chain of the loan’s title are properly recorded.  Thus, we may not be able to recover on some of the loans we purchase or that are held in the RMBS we purchase, or we may suffer delays in foreclosure, all of which could result in a lower return on our loans and RMBS.

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

Finally, federal laws and the laws of some states require foreclosing lenders to give special notices to tenants in properties on which the lenders are foreclosing on, or to permit the tenants to remain in the property for a period of time following the foreclosure.

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

Under the federal Servicemembers Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the note holder is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status.  Several states also have enacted or are considering similar laws with varying applicability and effect.  As a result of military operations in the Middle East, the United States has placed a substantial number of armed forces reservists and members of the National Guard on active duty status.  It is possible that the number of reservists and members of the National Guard placed on active duty status may remain at high levels for an extended time.  To the extent that a member of the military, or a member of the armed forces reserves or National Guard who is called to active duty, is a mortgagor on a loan we purchase or an underlying loan in a RMBS we may purchase, the interest rate limitation of the Servicemembers Civil Relief Act, and any comparable state law, will apply.  An increase in the number of borrowers taking advantage of those laws may increase servicing expenses for a loan we purchase or an underlying loan in a RMBS we may purchase, and may also reduce cash flow and the interest payments collected from those borrowers.  In the event of default, the laws may result in delaying or preventing the loan servicer from exercising otherwise available remedies for default.  If these events occur, they may result in interest shortfalls on the loans we purchase or on the underlying loans in a RMBS we may purchase that could result in a lower return on our loans or additional losses.

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

The market price of shares of our common stock may be highly volatile and could be subject to wide fluctuations.  In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in the information incorporated and deemed to be incorporated by reference herein, as well as:

•	actual or anticipated variations in our quarterly operating results or business prospects;
•	changes in our earnings estimates or publication of research reports about us or the real estate industry;
•	an inability to meet or exceed securities analysts' estimates or expectations;
•	increases in market interest rates;
•	hedging or arbitrage trading activity in our shares of common stock;
•	capital commitments;
•	changes in market valuations of similar companies;
•	changes in valuations of our assets;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of management personnel;
•	actions by institutional shareholders, including large block sales at a discount;
•	speculation in the press or investment community;
•	changes in our distribution policy;
•	regulatory changes affecting our industry generally or our business;
•	general market and economic conditions; and
•	future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

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

Among the factors that could adversely affect our results of operations and impair our ability to pay distributions to our stockholders are:

•	our ability to make profitable investments;
•	margin calls or other expenses that reduce our cash flow;
•	defaults in our asset portfolio or decreases in the value of our portfolio;
•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates; and
•	increased cost of financing.

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

•
Business Combinations. Under Maryland law, ‘‘business combinations’’ between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•
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

A person is not an interested stockholder under the statute if the Board of Directors approved in advance the transaction by which such person otherwise would have become an interested stockholder. However, in approving a transaction, the Board of Directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.  After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the Board of Directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
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

We have engaged in and intend to engage in future re-securitization transactions in which we transfer Non-Agency RMBS to a special purpose entity that has formed or will form a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency RMBS. In the past, we have structured transactions as REMICs. We have structured the REMIC securitization transactions as a sale by a TRS of mortgage loans to an issuer, another TRS (the “Depositor”), followed by a sale of the resulting REMIC securities through a placement agent retained by the Depositor to investors. In each such securitization, we have purchased all of the REMIC securities that were not purchased from the placement agent by unrelated third parties. Although such transactions are treated as sales for tax purposes, they have been undertaken by a TRS such that the prohibited transactions tax rules have not been implicated.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualifying real estate assets, and stock in one or more TRSs) can consist of the securities of any one issuer, and no more than 25% (20% after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs.  If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Our taxable income may substantially exceed our net income as determined by GAAP.  As an example, realized capital losses may be included in our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year.  In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.  Moreover, our ability to distribute cash may be limited by available financing facilities.  Therefore, our dividend payment level may fluctuate significantly, and, under some circumstances, we may not pay dividends at all.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any taxable income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRS after-tax net income would be available for distribution to us but would not be required to be distributed to us. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 25% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 25% (20% after December 31, 2017) of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with taxable REIT subsidiaries to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (20% after December 31, 2017) limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2015, we do not own any property.  Our executive and administrative office is located at 520 Madison Avenue, 32nd Floor, New York, New York 10022, telephone (212) 626-2300. We believe that this space is suitable and adequate for our current needs.

Item 3.  Legal Proceedings

After the issuance of the interim financial statements for the third quarter of 2011, the Audit Committee of our Board of Directors initiated an internal investigation, with the assistance of outside counsel and financial advisors engaged by outside counsel, regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements.  This investigation addressed facts and circumstances raised by derivative demand letters served by several of our shareholders.  The Audit Committee concluded its investigation in the fourth quarter of 2014 and reached agreements with FIDAC and the shareholders that resolve the issues raised in the derivative demand letters.  The Audit Committee also pursued additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements, which were resolved in the first quarter of 2016 and we expect to recover $95 million which will be characterized as taxable income in 2016.  The Company intends to declare a special dividend soon after receipt of this amount.
Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007.  As of December 31, 2015, we had 187,711,868 shares of common stock issued and outstanding which were held by 251 holders of record. The following tables set forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the NYSE composite tape and the cash dividends declared per share of our common stock.

	Stock Price
	High	Low	Close
Quarter Ended December 31, 2015	$14.63	$12.86	$13.64
Quarter Ended September 30, 2015	$14.54	$13.21	$13.37
Quarter Ended June 30, 2015	$15.94	$13.71	$13.71
Quarter Ended March 31, 2015	$16.45	$15.35	$15.70

Quarter Ended December 31, 2014	$16.95	$15.25	$15.90
Quarter Ended September 30, 2014	$16.65	$15.20	$15.20
Quarter Ended June 30, 2014	$16.65	$15.15	$15.95
Quarter Ended March 31, 2014	$15.95	$14.95	$15.30

Common Dividends Declared Per Share
Quarter Ended December 31, 2015	$0.48
Quarter Ended September 30, 2015	$0.48
Quarter Ended June 30, 2015	$0.48
Quarter Ended March 31, 2015	$0.48

Quarter Ended December 31, 2014	$0.45
Quarter Ended September 30, 2014	$0.45
Quarter Ended June 30, 2014	$0.45
Quarter Ended March 31, 2014	$0.45

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

The Board of Directors declared dividends of $1.92 per share during 2015. The Board of Directors declared dividends of $1.80 per share during 2014.

Share Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from December 31, 2010 to December 31, 2015 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and each of the two other indices on December 31, 2010.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	12/31/2010	12//31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Chimera	100	71	86	114	139	137
S&P 500 Index	100	102	118	157	178	181
BBG REIT Index	100	98	117	114	136	123

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

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors and employees to stimulate their efforts towards our continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including incentive stock options as defined under Section 422 of the Code, (“ISOs”), non-qualified stock options, (“NQSOs”), restricted shares and other types of incentive awards.  The Incentive Plan authorizes the granting of options or other awards for an aggregate of 8,000,000 shares of common stock.  For a description of our Incentive Plan, see Note 12 to the Consolidated Financial Statements.

The following table provides information as of December 31, 2015 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	-	-	7,432,548
Equity Compensation Plans Not Approved by Stockholders (1)	-	-	-
Total	-	-	7,432,548
(1) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

The following selected financial data are as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.  The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto contained in Part IV, Financial Statements, and  “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, included elsewhere in this 2015 Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Non-Agency Mortgage-Backed Securities	$3,675,841	$3,404,149	$3,774,463	$3,961,208	$4,088,945
Agency Mortgage-Backed securities	$6,514,824	$8,441,522	$1,997,578	$1,806,697	$3,144,531
Securitized loans held for investment, net of allowance for loan losses	$-	$626,112	$783,484	$1,300,131	$256,632
Securitized loans held for investment, at fair value	$4,768,416	$4,699,215	$-	$-	$-
Total assets	$15,344,646	$19,155,005	$6,936,081	$7,742,489	$7,747,135
Repurchase agreements	$7,439,339	$8,455,381	$1,658,561	$1,528,025	$2,672,989
Securitized debt, collateralized by Non-Agency RMBS	$529,415	$704,915	$933,732	$1,336,261	$1,630,276
Securitized debt, loans held for investment	$-	$521,997	$669,981	$1,169,710	$212,778
Securitized debt at fair value, loans held for investment	$3,720,496	$3,868,366	$-	$-	$-
Total liabilities	$12,398,458	$15,547,315	$3,604,571	$4,200,010	$4,699,516
Shareholders' equity	$2,946,188	$3,607,690	$3,331,510	$3,542,479	$3,047,619
Book value per share (1)	$15.70	$17.55	$16.20	$17.25	$14.85
Number of shares outstanding	187,711,868	205,546,144	205,525,247	205,519,492	205,493,418

(1) See discussion of Estimated Economic Book Value in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Statements of Operations and Comprehensive Income Highlights
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Interest income	$872,737	$687,795	$511,783	$589,440	$705,024
Income expense	$259,365	$147,785	$101,999	$126,558	$134,858
Net interest income	$613,372	$540,010	$409,784	$462,882	$570,166
Net income	$250,349	$589,205	$362,686	$327,767	$137,329
Income per share-basic	$1.25	$2.87	$1.77	$1.60	$0.67
Core earnings per basic common share (1)	$2.37	$1.95	$1.70	$1.85	$2.38
Average shares-basic	199,563,196	205,450,095	205,418,876	205,366,207	205,273,039
Dividends declared per share (2)	$1.92	$1.80	$2.80	$1.90	$2.55

(1) See discussion of Core Earnings per basic common share in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) For applicable period as reported in our earnings announcements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2015 Form 10-K.  The discussion may contain certain forward-looking statements that involve risks and uncertainties.  Forward-looking statements are those that are not historical in nature.  As a result of many factors, such as those set forth under “Risk Factors” in this 2015 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Executive Summary

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in a diversified portfolio of mortgage assets, including Agency RMBS, Non-Agency RMBS, Agency CMBS, residential mortgage loans, and real estate related securities.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We focus our investment activities primarily on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, (“MBS”), and on purchasing residential mortgage loans. At December 31, 2015, based on the amortized cost balance of our interest earning assets, approximately 46% of our investment portfolio was Agency MBS, 20% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans. At December 31, 2014, based on the amortized cost balance of our interest earning assets, approximately 52% of our investment portfolio was Agency MBS, 16% of our investment portfolio was Non-Agency RMBS, and 32% of our investment portfolio was securitized residential mortgage loans.

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

We have engaged in transactions with residential mortgage lending operations of leading commercial banks and other originators in which we identified and re-underwrote residential mortgage loans owned by such entities, and purchased and securitized such residential mortgage loans. In the past we have also acquired formerly AAA-rated Non-Agency RMBS and immediately re-securitized those securities. We sold the resulting AAA-rated super senior RMBS and retained the rated or unrated mezzanine and subordinate RMBS.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code. A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders. Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)). We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of December 31, 2015 and December 31, 2014. We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for years ended December 31, 2015, 2014 and 2013. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income. Therefore, as of December 31, 2015, 2014 and 2013, we believe that we qualified as a REIT under the Code.

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

Business Environment

The interest rate environment over the last three years has been extremely volatile.  During that period, we have experienced many fluctuations in the 10-year Treasury yield that have exceeded 50 basis points (0.50%) in a short timeframe.  More broadly, the global fixed income, equity and commodity markets experienced market turbulence and increased volatility during 2015 as investors braced and waited for the Federal Reserve Bank to increase rates.

During this volatile market period, we have continued to acquire investments that we believe provide a risk-adjusted return and income that support the dividend that we distribute to our investors.

Investment Portfolio

For our credit portfolio, we acquired, in the third quarter of 2014, the subordinate notes and call rights with respect to seven residential mortgage loan securitizations sponsored by Springleaf Financial.  As planned, we exercised the calls rights to acquire the remaining residential mortgage loans, and then securitized those mortgage loans, for one of the Springleaf transactions in 2014 and for three of the Springleaf transactions that were eligible to be called in 2015.  By exercising our call rights and securitizing the remaining mortgage loans, we were able to increase structural leverage while reducing interest costs on our investment in the mortgage loans. In addition, we executed one other securitization of seasoned subprime collateral in the second quarter of 2015.

To reduce the rate sensitivity of our Agency portfolio, we decreased our exposure to Agency MBS by more than $2.5 billion during 2015. We also sold Agency MBS with a 4% coupon for Agency MBS with a 3.5% coupon to mitigate prepayment risk as rates declined at certain points during 2015.  At December 31, 2014, our portfolio of 4% Agency MBS was 75% of our total Agency MBS compared to 29% by December 31, 2015, while our portfolio of 3.5% Agency MBS increased from 18% at December 31, 2014 to 35% at December 31, 2015.  We also significantly increased our Agency CMBS portfolio in 2015. We began the year with less than $250 million of Agency CMBS and increased this portfolio over $700 million to $952 million as of December 31, 2015.  Our Agency CMBS portfolio is less interest rate sensitive than our Agency MBS portfolio because our Agency CMBS have lock out periods and prepayment penalties that protect the portfolio against prepayment risk, as well as attractive risk adjusted yields.

Business Operations

As discussed in “Item 1 Business” section, in August 2015, we became internally managed.  Specifically, we now have employees and no longer rely on a third-party manager to operate our business. In connection with the Internalization, we have relocated to new office space in New York, and hired the additional staff necessary to complete the internalization.  Further, before year end, we built, tested, and completed the construction of a new data center, back up facility and have an independent software suite.  We expect operating expenses to be lower on an internalized basis compared to the prior externally managed model and have eliminated certain inherent conflicts particular to externally managed companies.

Stock Buy Back

In August 2015, we announced a $250 million stock buyback plan.  Immediately following the announcement, we entered into a share repurchase agreement with Annaly to acquire the 9 million shares owned by Annaly.  We used the remaining amount available after the purchase of shared owned by Annaly to purchase shares in the open market during the third and fourth quarter of 2015.  The stock buyback reduced shares outstanding by 18 million shares or 9% of shares outstanding prior to the buyback.  On February 18, 2016, the Board of Directors increased the existing share buyback program by $100 million to $350 million.

Net Income Summary

The table below presents our net income on a GAAP basis for the years ended December 31, 2015, 2014 and 2013.

Net Income
(dollars in thousands)
(unaudited)

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net Interest Income:
Interest income (1)	$872,737	$687,795	$511,783
Interest expense (2)	259,365	147,785	101,999
Net interest income (expense)	613,372	540,010	409,784

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(8,700)	(8,713)	(4,356)
Portion of loss recognized in other comprehensive income	(58,744)	(55,279)	(40,811)
Net other-than-temporary credit impairment losses	(67,444)	(63,992)	(45,167)

Other Investment gains (losses):
Net unrealized gains (losses) on derivatives	67,385	(103,496)	34,369
Realized gains (losses) on terminations of interest rate swaps	(98,949)	(82,852)	(7,713)
Net realized gains (losses) on derivatives	(83,073)	-	-
Net gains (losses) on derivatives	(114,637)	(186,348)	26,656
Net unrealized gains (losses) on financial instruments at fair value	(158,433)	193,534	(44,277)
Net realized gains (losses) on sales of investments	77,074	91,709	68,107
Gain on deconsolidation	(256)	47,846	-
Gains (losses) on Extinguishment of Debt	(5,930)	(2,184)	-
Realized losses on principal write-downs of Non-Agency RMBS	-	-	(18,316)
Total other gains (losses)	(202,182)	144,557	32,170

Other expenses:
Management fees	24,609	32,514	25,952
Expense recoveries from Manager	(6,906)	(8,936)	(6,788)
Net management fees	17,703	23,578	19,164

Provision for loan losses, net	-	(232)	(1,799)
Compensation and benefits	10,544	-	-
General and administrative expenses	31,633	20,403	14,085
Servicing Fees of consolidated VIEs	25,244	10,004	2,649
Deal Expenses	8,272	1,398	-
Other (income) expense	-	(23,783)	-
Total other expenses	93,396	31,368	34,099

Income (loss) before income taxes	250,350	589,207	362,688
Income taxes	1	2	2
Net income (loss)	$250,349	$589,205	$362,686

Net income (loss) per share available to common shareholders:
Basic	$1.25	$2.87	$1.77
Diluted	$1.25	$2.87	$1.76

Weighted average number of common shares outstanding:
Basic	199,563,196	205,450,095	205,418,876
Diluted	199,650,177	205,508,769	205,514,069

(1) Includes interest income of consolidated VIEs of $575,715, $428,992 and $371,559 for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 8 for further discussion.

(2) Includes interest expense of consolidated VIEs of $191,922, $119,103 and $95,229 for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

Our net income decreased by $339 million to $250 million, or $1.25 per average basic common share, for the year ended December 31, 2015 as compared to $589 million, or $2.87 per average basic common share, for the year ended December 31, 2014.  Interest income increased by $185 million, or 27%, to $873 million for the year ended December 31, 2015 as compared to $688 million for the same period of 2014. This increase in interest income was offset by an increase of $111 million in interest expense to $259 million for the year ended December 31, 2015 as compared to $148 million for the same period of 2014.  This resulted in an overall increase of $73 million in net interest income, year over year as we have continued to rebalance our portfolio to more Non-Agency holdings with higher costs of financing, but higher interest returns.

The overall decrease in earnings for the year ended December 31, 2015 compared to the same period of 2014 is attributable primarily to an increase in net unrealized losses on financial instruments at fair value of $352 million. The Company recognized an unrealized loss for the year ended 2015 of $158 million, compared to an unrealized gain on financial instruments at fair value of $194 million for the year ended December 31, 2014. A significant portion of our financial assets and liabilities are carried at fair value with changes in fair value reflected in earnings. This can result in significant changes in net income as prices change as a result of changes in market conditions.

Our net income increased by $226 million to $589 million, or $2.87 per average basic common share, for the year ended December 31, 2014 as compared to $363 million, or $1.77 per average basic common share, for the year ended December 31, 2013.  The increase in earnings for the year ended December 31, 2014 over the same period of 2013 is primarily attributable to higher interest income, net of interest expense, of $130 million, to $540 million for the year ended December 31, 2014 from $410 million in the same period of the prior year. The increase in net interest income is due to the increase in invested assets from the acquisition of additional Agency RMBS and securitized loans held for investment.  In addition to the increase in net interest income, we recognized gains as a result of changes in fair value of financial instruments carried at fair value of $238 million. The Company recognized a gain of $194 million in fair value of financial instruments carried at fair value for the year ended December 31, 2014, compared to a loss of $44 million for the year ended December 31, 2013. This gain from increase in fair value of financial instruments carried at fair value was offset by net unrealized losses on derivatives as a result of changes in fair value on derivatives of $138 million. The Company recognized net unrealized losses on derivatives of $104 million for the year ended December 31, 2014 compared to a gain of $34 million for the year ended December 31, 2013.

We discuss the changes in our net income in greater detail in the discussion on our results of operations below.

Results of Operations for the years Ended December 31, 2015, 2014 and 2013

Our primary source of income is interest income earned on our assets. Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.

Interest Income

Interest income increased by $185 million, or 27%, to $873 million for the year ended December 31, 2015 from $688 million for the same period of 2014. The increase is primarily due to the acquisition of seasoned sub-prime residential mortgage loan pools during the second half of 2014 and 2015. Seasoned sub-prime residential mortgage loans contributed $288 million of interest income during the year ended December 31, 2015 as compared to $104 million for the same period of 2014. In addition we also increased our agency holdings which contributed an additional $12 million in interest income for the year as compared to 2014. These increases were offset by a decline in interest income of $38 million on our Non-Agency RMBS and jumbo prime securitizations held in consolidated VIEs as these portfolios continue to run-off.

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

Interest Expense

Interest expense increased by $111 million, or 76%, to $259 million for the year ended December 31, 2015 from $148 million for the same period of 2014. The increase is primarily due to increased interest expense of $95 million on our securitized debt collateralized by seasoned sub-prime residential mortgage loans due to the financing added for the acquisition of seasoned sub-prime residential mortgage loans during the second half of 2014 and in 2015.  Interest expense on repurchase agreements increased by $33 million during the year ended December 31, 2015 when compared to the same period of 2014, as repurchase agreements balances increased to finance both the Agency and Non-Agency portfolio.  The interest rates were higher on repurchase agreements collateralized by Agency and Non-Agency MBS. The increase in interest rates for repurchase agreements collateralized by Agency MBS was driven by market factors and the increase in interest rates for repurchase agreements collateralized by Non-Agency MBS was driven by the addition of longer term repurchase agreements and anticipated increase in the federal funds rate. These increases were offset by a decline in interest expense of $23 million on our securitized debt, collateralized by Non-Agency RMBS and jumbo prime securitizations held in our consolidated VIEs as this portfolio continues to run-off.

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

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Swaps	Economic Net Interest Income (1)
For the Year Ended December 31, 2015	$872,737	$257,150	$47,227	$304,377	$615,587	$47,227	$567,361
For the Year Ended December 31, 2014	$687,795	$147,785	$52,522	$200,307	$540,010	$52,522	$487,466
For the Year Ended December 31, 2013	$511,783	$101,999	$21,789	$123,788	$409,784	$21,789	$387,957

For the Quarter Ended December 31, 2015	$201,912	$64,954	$11,673	$76,627	$136,958	$11,673	$125,272
For the Quarter Ended September 30, 2015	$211,876	$65,696	$11,355	$77,051	$146,180	$11,355	$134,714
For the Quarter Ended June 30, 2015	$215,804	$66,044	$9,030	$75,074	$149,760	$9,030	$140,173
For the Quarter Ended March 31, 2015	$243,145	$60,456	$15,169	$75,625	$182,689	$15,169	$167,202
(1) Excludes interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Year Ended
	December 31, 2015			December 31, 2014
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$6,569,743	$192,501	2.9%	$5,222,882	$180,206	3.5%
Non-Agency RMBS	1,274,344	105,647	8.3%	801,547	78,577	9.8%
Non-Agency RMBS transferred to consolidated VIEs	1,554,681	266,141	17.1%	1,867,986	295,475	15.8%
Jumbo Prime securitized residential mortgage loans held for investment	540,156	21,913	4.1%	720,965	30,010	4.2%
Seasoned sub-prime securitized residential mortgage loans held for investment	4,527,246	287,661	6.4%	1,419,155	103,505	7.3%
Total	$14,466,170	$873,863	6.0%	$10,032,535	$687,773	6.9%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$5,776,980	$77,975	1.3%	$4,749,283	$71,569	1.5%
Non-Agency repurchase agreements	1,627,909	36,694	2.3%	444,599	9,634	2.2%
Securitized debt, collateralized by Non-Agency RMBS	620,611	35,282	5.7%	799,473	53,367	6.7%
Securitized debt, collateralized by jumbo prime residential mortgage loans	431,179	16,766	3.9%	720,965	21,602	3.0%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	3,734,069	137,658	3.7%	1,174,682	44,134	3.8%
Total	$12,190,748	$304,375	2.5%	$7,889,002	$200,306	2.5%

Net economic interest income/net interest rate spread		$569,488	3.5%		$487,467	4.4%

Net interest-earning assets/net interest margin	$2,275,422		3.9%	$2,143,533		4.9%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.27
(1) Interest-earning assets at amortized cost
(2) Interest includes periodic cash settlements on swaps

	For the Quarter Ended
	December 31, 2015			December 31, 2014
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$5,967,169	$37,762	2.5%	$7,898,850	$70,884	3.6%
Non-Agency RMBS	1,452,460	27,993	7.7%	810,882	16,786	8.3%
Non-Agency RMBS transferred to consolidated VIEs	1,465,966	64,045	17.5%	1,697,510	70,058	16.5%
Jumbo Prime securitized residential mortgage loans held for investment	474,543	3,688	3.1%	666,017	8,564	5.1%
Seasoned sub-prime securitized residential mortgage loans held for investment	4,522,426	68,411	6.1%	4,612,214	76,153	6.6%
Total	$13,882,564	$201,899	5.8%	$15,685,473	$242,445	6.2%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$5,296,934	$20,045	1.5%	$7,215,664	$25,533	1.4%
Non-Agency repurchase agreements	2,095,149	12,677	2.4%	1,032,058	5,695	2.2%
Securitized debt, collateralized by Non-Agency RMBS	550,634	8,171	5.9%	723,905	13,808	7.6%
Securitized debt, collateralized by jumbo prime residential mortgage loans	368,975	3,041	3.3%	547,370	4,541	3.3%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	3,601,921	32,693	3.6%	3,817,717	33,895	3.6%
Total	$11,913,613	$76,627	2.6%	$13,336,714	$83,472	2.5%

Net economic interest income/net interest rate spread		$125,272	3.2%		$158,973	3.7%

Net interest-earning assets/net interest margin	$1,968,951		3.6%	$2,348,761		4.1%

Ratio of interest-earning assets to interest bearing liabilities	1.17			1.18
(1) Interest-earning assets at amortized cost
(2) Interest includes periodic cash settlements on swaps

Net Economic Interest Income and the Average Earning Assets

Our economic net interest income increased by $186 million to $874 million for the year ended December 31, 2015 from $688 million for the same period of 2014. Our net interest rate spread, which equals the yield on our average assets less the economic average cost of funds decreased by approximately 90 basis points for the year ended December 31, 2015 as compared to the same period of 2014. The net interest margin, which equals the net economic interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 100 basis for the year ended December 31, 2015 as compared to the same period of 2014. Average earning assets increased by $4.4 billion for the year ended December 31, 2015 from the same period of the prior year, primarily as a result of the increase in subprime residential mortgage loans held for investment. Our net interest margin declined due to a decline in the total average yield on our interest-earning assets which was not fully offset by the decline in our average cost of funds. The portfolio has experienced several changes from the same period for the prior year as we have increased our average Agency RMBS and seasoned sub-prime securitized loans held for investment and our jumbo prime securitized loans have declined as a percentage of the total portfolio. These changes have increased our leverage, resulting in lower net interest rate spreads, but higher total interest income.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One- Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2015	$12,190,748	$304,375	2.50%	0.20%	0.48%	(0.28%)	2.30%	2.02%
For The Year Ended December 31, 2014	$7,889,002	$200,306	2.54%	0.16%	0.33%	(0.17%)	2.38%	2.21%
For The Year Ended December 31, 2013	$3,527,712	$123,788	3.51%	0.19%	0.41%	(0.22%)	3.32%	3.10%

For The Quarter Ended December 31, 2015	$11,913,613	$76,627	2.60%	0.25%	0.63%	(0.38%)	2.35%	1.97%
For The Quarter Ended September 30, 2015	$11,859,833	$77,051	2.60%	0.20%	0.51%	(0.31%)	2.40%	2.09%
For The Quarter Ended June 30, 2015	$11,799,997	$75,074	2.50%	0.18%	0.42%	(0.24%)	2.32%	2.08%
For The Quarter Ended March 31, 2015	$13,311,297	$75,625	2.27%	0.17%	0.38%	(0.21%)	2.10%	1.89%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $4.3 billion, for the year ended December 31, 2015 as compared to the same period of 2014. Economic interest expense increased by $104 million, for the year ended December 31, 2015 as compared to the same period of 2014. The increase in average interest-bearing liabilities is a result of the increase in leverage from Agency and Non-Agency repurchase agreements and securitized debt entered during, 2015, offset by declines in our securitized debt collateralized by Non-Agency RMBS. The additional financing was used to increase our Agency RMBS and securitized residential mortgage loans. Our interest expense has increased due to the increase in average interest-bearing liabilities.

Contributing to the overall increased economic interest expense are higher interest rates.  Average one-month and six month LIBOR were up four basis point and 15 basis points, respectively, in the year of 2015 as compared to the same period of 2014. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $67 million, $64 million and $45 million for the years ended December 31, 2015, 2014 and 2013, respectively. Of these amounts, $58 million, $59 million and $38 million of the OTTI for the years ended December 31, 2015, 2014 and 2013, respectively, was related to securities included in our consolidated VIEs. As of December 31, 2015, we had 26 non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $10 million for which we did not recognize impairment. We intend to hold these securities until they recover their amortized cost. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

The table below shows a summary of our net gain (loss) on derivative instruments, for the quarters ended December 31, 2015, 2014 and 2013.

	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(47,227)	$(52,523)	$(21,857)
Realized gain (loss) on derivative instruments, net:
Mortgage Options	443	7,505	12,115
Treasury Futures	(35,523)	(38,552)	2,029
Swaptions	(353)	(24)	-
Other Derivative Assets	(415)	742	-
Swaps - Terminations	(98,949)	-	-
Total realized gain (loss) on derivative instruments, net	(134,795)	(30,329)	14,144
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	64,819	(84,913)	$23,740
Mortgage Options	226	340	-
Treasury Futures	8,634	(17,856)	10,629
Swaptions	(6,294)	(1,067)	-
Total unrealized gain (loss) on derivative instruments, net:	67,385	(103,496)	34,369
Total gain (loss) on derivative instruments, net	$(114,637)	$(186,348)	$26,656

Our derivative portfolio primarily includes interest rate swaps, swaptions, Treasury futures, and mortgage options. During the year ended December 31, 2015, we terminated interest rate swap agreements with a notional value of $1.5 billion for $99 million. In addition, during the year ended December 31, 2015, swaps with a notional value of $800 million matured. These terminations and maturities were offset by an additional $1.5 billion of swaps and swaptions added during the year ended December 31, 2015. During the year ended December 31, 2015, we reduced our Treasury positions by $488 million of notional.  Changes in our derivative positions were a result of changes in the portfolio composition and changes in interest rates.

During the year ended December 31, 2015, we recognized net losses on derivatives of $115 million compared to net losses of $186 million for the same period of 2014. The net gains and losses on our derivatives include both unrealized and realized gains and losses.  Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury futures and mortgage options.  The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the received floating leg of these same swaps resulting in a net payment on the periodic settlement of the swaps during the year.  We also incurred realized losses on our treasury futures for the year ended 2014 as interest rates declined during the year, resulting in net payments to close out our future positions as they came due.

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

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the years ended December 31, 2015, 2014 and 2013 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income. The increase in the net periodic interest cost of the interest rate swaps are primarily due to declines in interest rates year over year as we pay a fixed rate on our interest rate swaps and are receiving a lower floating rate.

Treasury futures are not included in our economic interest expense and economic net interest income. We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio. As we identify opportunities in the mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities. We had no mortgage options as of December 31, 2015. The realized gains on our mortgage options for the year ended December 31, 2015, 2014 and 2013 were $445 thousand, $7.5 million and $12 million, respectively.

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

	As of December 31, 2015		As of December 31, 2014		As of December 31, 2013		December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid] Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value
Assets:
IO RMBS securities	$12,433,432	$518,614	$9,322,862	$400,125	$6,345,424	$300,076	$(18,392)	$22,563	$(44,277)
Non-Agency RMBS securities	N/A	20,339	N/A	-	-	-	(3,691)	-	-
Securitized loans held for investment, at fair value	4,787,918	4,768,416	4,619,193	4,699,215	-	-	(97,646)	144,960	-

Liabilities:
Securitized debt at fair value	3,769,830	3,720,496	3,964,053	3,868,366	-	-	(38,704)	26,011	-
Total	$20,991,180	$9,027,865	$17,906,108	$8,967,706	$6,345,424	$300,076	$(158,433)	$193,534	$(44,277)

Unrealized gains and losses on our Agency and Non-Agency RMBS portfolio represent the changes in fair values of the securities from the prior period. Unrealized gains and losses on our entire Agency and Non-Agency RMBS portfolio are reflected in earnings. IO securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools. The fair value of IO RMBS securities are heavily impacted by changes in expected prepayment rates. When IO securities prepay, the holder of the IO security will receive less interest on the investment due to the reduced principal. During the second quarter of 2015, we acquired residual interests in several seasoned pools of mortgage loans. These holdings generally do not have a traditional unpaid principal amount and pay cash based on guidance in the trust documents when excess cash is available. Many of these holdings do not pay any interest and may never pay interest. We have elected to carry these residual interests at fair value with changes in fair value reflected in earnings. As of January 1, 2015, the Company adopted the guidance in ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which allowed us to carry both the assets and liabilities of certain consolidated VIEs at fair value with changes in fair value reflected in earnings.

During the years ended December 31, 2015, 2014 and 2013, we recorded unrealized losses in earnings of $158 million, unrealized gain of $194 million and unrealized loss of $44 million, respectively, on the financial instruments carried at fair value.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

Net realized gains on sales of investments were $77 million, $92 million and $68 million for the year ended December 31, 2015, 2014 and 2013, respectively. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

During 2015, the Company also purchased $1.3 billion of securitized debt collateralized by subprime residential mortgage loans for a cash payment of $1.3 billion resulting in a loss on extinguishment of debt of $6 million.  During 2014, the Company purchased $54 million of securitized debt collateralized by non-agency RMBS for cash payments of $56 million, resulting in a loss on extinguishment of debt of $2 million. When the Company acquires its outstanding debt, it extinguishes the outstanding debt and recognizes a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statement of Operations and Comprehensive Income as a loss on extinguishment of debt during the years ended December 31, 2015, 2014 and 2013, respectively.

Management Fees, Compensation, General and Administrative Expenses and Deal Expenses

On August 5, 2015, as discussed above under “The Internalization,” we announced the mutual agreement to terminate the Management Agreement between us and our Manager, effective immediately.  Thus, as of August 5, 2015, we began incurring compensation expense as we are now internally managed (whereas prior to the Internalization, such expenses were incurred by our Manager, and we paid a management fee). The table below shows our total management fee and general and administrative, or G&A, expenses, compensation and benefit expense and deal expenses as compared to average total assets and average equity for the periods presented.

	Total Net Management Fee, Compensation and Other Expenses	Total Net Management Fee, Compensation and Other Expenses/Average Assets	Total Net Management Fee, Compensation and Other Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2015	$68,152	0.40%	2.05%
For The Year Ended December 31, 2014 (1)	$45,379	0.35%	1.31%
For The Year Ended December 31, 2013	$33,249	0.57%	1.00%

For The Quarter Ended December 31, 2015	$18,600	0.46%	2.45%
For The Quarter Ended September 30, 2015	$17,863	0.44%	2.18%
For The Quarter Ended June 30, 2015	$17,715	0.43%	2.04%
For The Quarter Ended March 31, 2015	$13,974	0.29%	1.57%
(1) Does not include one-time management fee reduction of $24 million

We incurred management fees of $25 million, $33 and $26 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. We also recognized reimbursements from FIDAC related to the amended Management Agreement of approximately $7 million, $9 million and $7 million for each of the year ended December 31, 2015, 2014 and 2013. The management fee is based on our stockholders’ equity as defined in the Management Agreement. See further discussion of the management fee, including amendments to the Management Agreement, as well as other agreements with FIDAC in our discussion of related party transactions below.

In connection with the Internalization and the termination of the Management Agreement, we became internally managed and hired employees.  Thus, as of August 5, 2015, we began to incur compensation and benefits costs.  Compensation and benefits costs have replaced the management fee as the cost to operate our business.  Compensation and benefit costs for the year ended December 31, 2015 was $11 million.

G&A expenses were approximately $32 million, $20 million and $14 million for the year ended December 31, 2015, 2014 and 2013, respectively. The increase in G&A expenses is primarily due to transition costs incurred as part of the Internalization of $9 million, which occurred during the second half of 2015. We also incurred deal expenses $8 million for the year ended December 31, 2015 related to the call and re-securitization of certain of our subprime mortgage pools.

In addition, during the third quarter of 2014, we received a reimbursement of prior management fees paid to FIDAC of $24 million which did not recur in 2015.

Servicing Fees

Servicing fees paid by our consolidated VIEs were approximately $25 million, $10 million and $3 million for the year ended December 31, 2015, 2014 and 2013, respectively. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The increase in servicing fees is primarily due to the addition of subprime mortgage loans from the prior year.  Subprime mortgage loans average asset balance increased to $4.5 billion for year ended December 31, 2015 from $1.4 billion for the same period of 2014.

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

	Economic Net Interest Income/Average Equity *	Realized Gains (Losses) on Sales and OTTI/Average Equity	Realized and Unrealized Gains (Losses) on Interest Rate Swaps and IOs/Average Equity	Total Management Fee, Compensation and G&A Expenses/Average Equity	Return on Average Equity
	(Ratios have been annualized)
For The Year Ended December 31, 2015	15.70%	(0.01%)	(1.42%)	(2.05%)	11.58%
For The Year Ended December 31, 2014	14.06%	17.67%	(1.83%)	(1.31%)	16.99%
For The Year Ended December 31, 2013	11.70%	0.72%	(0.29%)	(1.00%)	10.55%

For The Quarter Ended December 31, 2015	14.98%	1.27%	(1.54%)	(2.45%)	33.02%
For The Quarter Ended September 30, 2015	15.05%	(1.74%)	5.72%	(2.18%)	(5.89%)
For The Quarter Ended June 30, 2015	15.06%	(2.00%)	3.55%	(2.04%)	13.64%
For The Quarter Ended March 31, 2015	17.06%	2.44%	(8.96%)	(1.57%)	7.52%
* Includes effect of realized losses on interest rate swaps.

Our net income was $250 million, $589 million and $363 million for the years ended December 31, 2015, 2014 and 2013, respectively. Economic net interest income as a percentage of average equity increased by 164 basis point at December 31, 2015 compared to 2014. Return on average equity decreased by 541 basis point for the year ended December 31, 2015 as compared to the same period of 2014 due to lower income in the year 2015, primarily as a result of unrealized losses on financial instruments at fair value.

Core earnings

Core earnings is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains on the aggregate portfolio, impairment losses, realized gains on sales of investments, realized gains or losses on futures, realized gains or losses on swap terminations, gain on deconsolidation, extinguishment of debt and certain other non-recurring gains or losses. As defined, core earnings include interest income and expense as well as realized losses on interest rate swaps used to hedge interest rate risk. Core earnings are provided for the purpose of comparability to other peer issuers, but have important limitations. Core earnings as described above helps evaluate our financial performance without the impact of certain transactions and is of limited usefulness as an analytical tool. Therefore, core earnings should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP.

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands, except per share data)
GAAP Net income	$250,349	$589,205	$362,686
Adjustments:
Net other-than-temporary credit impairment losses	67,444	63,992	45,167
Net unrealized (gains) losses on derivatives	(67,385)	103,496	(34,369)
Net unrealized (gains) losses on financial instruments at fair value	158,433	(193,534)	44,277
Net realized (gains) losses on sales of investments	(77,074)	(91,709)	(68,107)
(Gains) losses on extinguishment of debt	5,930	2,184	-
Realized (gains) losses on terminations of interest rate swaps	98,949	-	-
Net realized (gains) losses on derivatives	35,523	38,552	(2,029)
Total other (gains) losses	256	(71,629)	-
Core Earnings	$472,425	$440,557	$347,625

GAAP net income per basic common share	$1.25	$2.87	$1.77
Core earnings per basic common share	$2.37	$2.14	$1.69

	For the Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(dollars in thousands, except per share data)
GAAP Net income	$115,380	$(48,259)	$116,187	$67,041	$6,485
Adjustments:
Net other-than-temporary credit impairment losses	14,696	17,832	27,101	7,815	55,122
Net unrealized (gains) losses on derivatives	(46,842)	71,540	(88,028)	(4,055)	91,777
Net unrealized (gains) losses on financial instruments at fair value	69,793	40,955	37,260	10,425	(9,812)
Net realized (gains) losses on sales of investments	(34,285)	(3,539)	(9,685)	(29,565)	(23,564)
(Gains) losses on extinguishment of debt	(8,906)	19,915	(5,079)	-	-
Realized (gains) losses on terminations of interest rate swaps	(754)	-	31,124	68,579	-
Net realized (gains) losses on derivatives	(9,018)	9,309	7,778	27,454	17,523
Total other (gains) losses	256	-	-	-	-
Core Earnings	$100,320	$107,753	$116,658	$147,694	$137,531

GAAP net income per basic common share	$0.61	$(0.24)	$0.57	$0.33	$0.03
Core earnings per basic common share	$0.53	$0.54	$0.57	$0.72	$0.67

Our Core earnings for the year was $472 million or $2.37 per average basic common share, compared to $441 million or $2.14 per average basic common share. Core earnings increased for the year ended December 31, 2015 as compared to the same period of 2014 as a result of increase in net interest income offset partially by increased servicing fees, internalization costs and deal expenses.

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

At December 31, 2015, the difference between GAAP book value and estimated economic book value was $196 million, or $1.05 per share. At December 31, 2014, the difference between GAAP book value and estimated economic book value was $336 million, or $1.65 per share. This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing on the statement of financial condition. In these re-securitization transactions, we have generally retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts. These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts. As the senior notes pay off, we expect the difference between our economic and our GAAP book value to decrease. The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of December 31, 2015 and December 31, 2014.

December 31, 2015
(dollars in thousands, except per share data)

GAAP Book Value	$2,946,188
GAAP Book Value per Share	$15.70

Economic Adjustments:
Assets of Consolidated VIEs	(6,908,910)
Non-Recourse Liabilities of Consolidated VIEs	4,249,911
Interests in VIEs eliminated in consolidation	2,462,713

Total Adjustments - Net	(196,286)
Total Adjustments - Net (per share)	1.05

Economic Book Value	$2,749,902
Economic Book Value per Share	$14.65

December 31, 2014
(dollars in thousands, except per share data)

GAAP Book Value	$3,607,690
GAAP Book Value per Share	$17.55

Economic Adjustments:
Assets of Consolidated VIEs	(7,798,794)
Non-Recourse Liabilities of Consolidated VIEs	5,095,278
Interests in VIEs eliminated in consolidation	2,367,953

Total Adjustments - Net	(335,563)
Total Adjustments - Net (per share)	1.65

Economic Book Value	$3,272,127
Economic Book Value per Share	$15.90

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

Portfolio Review

During the year ended December 31, 2015, on an aggregate basis, we purchased $7.7 billion of invested assets, sold $7.7 billion of invested assets, and received $1.4 billion in principal payments related to our Agency and Non-Agency RMBS. In addition, we used $2.1 billion of proceeds received from principal and interest on our investments to repay principal on our securitized debt.

The following table summarizes certain characteristics of our portfolio at December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014

Interest earning assets at period-end (1)	$14,959,081	$17,170,998
Interest bearing liabilities at period-end	$11,689,250	$13,550,659
Leverage at period-end	4.0:1	3.8:1
Leverage at period-end (recourse)	2.7:1	2.6:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	10.4%	5.1%
Senior	4.7%	1.5%
Senior, interest only	1.9%	1.4%
Subordinated	3.7%	2.2%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	10.1%	10.3%
Agency MBS	46.0%	52.1%
Residential	37.2%	50.9%
Commercial	6.8%	N/A
Interest-only	2.0%	1.2%
Securitized loans held for investment	33.5%	32.5%
Fixed-rate percentage of portfolio	84.7%	92.5%
Adjustable-rate percentage of portfolio	15.3%	7.5%
Annualized yield on average interest earning assets for the year ended	6.0%	6.9%
Annualized cost of funds on average borrowed funds for the year ended (2)	2.5%	2.5%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

The following table presents details of each asset class in our portfolio at December 31, 2015 and December 31, 2014. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR 'at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$947,992	$69.97	$72.97	2.0%	5.1%	11.8%	11.5%	26.2%	57.8%	10.5%	$4,531
Senior, interest only	$5,388,159	$4.93	$4.23	1.6%	13.4%	13.7%	13.6%	19.5%	54.9%	0.0%	$-
Subordinated	$762,466	$69.25	$79.26	3.2%	9.1%	11.5%	14.7%	15.5%	54.5%	14.6%	$3,572
Subordinated, interest only	$284,931	$5.34	$3.95	1.2%	11.5%	9.7%	11.3%	14.5%	43.0%	0.0%	$-
RMBS transferred to consolidated VIEs	$2,741,748	$52.47	$78.07	4.5%	17.7%	12.4%	11.9%	19.9%	61.6%	1.2%	$33,677
Agency Mortgage-Backed Securities
Residential	$5,045,418	$105.07	$104.41	3.7%	2.8%	8.5%	17.0%	0.1%	N/A	N/A	$-
Commercial	$952,091	$102.27	$102.28	3.4%	3.0%	0.8%	3.1%	0.0%	N/A	N/A	$-
Interest-only	$6,722,472	$4.17	$4.06	0.8%	3.4%	6.3%	9.9%	0.2%	N/A	N/A	$-
Securitized loans	$4,787,918	$99.54	$100.15	6.6%	5.9%	8.9%	9.2%	3.8%	58.0%	N/A	$11,822
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)	Weighted Average Credit Enhancement	Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$344,951	$55.09	$79.63	4.3%	15.9%	10.8%	11.6%	30.9%	68.6%	10.4%	$2,190
Senior, interest only	$5,178,737	$4.35	$3.97	1.6%	14.4%	12.2%	13.0%	21.2%	51.6%	0.0%	$-
Subordinated	$690,599	$50.18	$65.79	3.1%	10.6%	13.9%	14.8%	15.8%	45.5%	11.7%	$5,669
Subordinated, interest only	$216,403	$4.43	$3.14	0.9%	9.2%	7.0%	11.3%	13.3%	46.1%	0.0%	$-
RMBS transferred to consolidated VIEs	$3,133,610	$53.51	$80.03	4.5%	17.4%	10.2%	10.7%	21.9%	59.5%	1.3%	$25,603
Agency Mortgage-Backed Securities
Residential	$7,774,266	$104.96	$106.19	4.0%	3.2%	9.7%	10.6%	NA	NA	NA	$-
Interest-only	$3,884,523	$4.89	$4.79	0.9%	3.1%	11.7%	9.5%	NA	NA	NA	$-
Securitized loans	$5,241,100	$99.13	$101.74	6.6%	6.3%	9.8%	8.2%	10.3%	46.0%	36.5%	$-
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

Based on the projected cash flows for our Non-Agency RMBS that are not of high credit quality, a portion of the original purchase discount is designated as Accretable Discount, which reflects the purchase discount expected to be accreted into interest income, and a portion is designated as Non-Accretable Difference, which represents the contractual principal on the security that is not expected to be collected. The amount designated as Non-Accretable Difference may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security is more favorable than previously estimated, a portion of the amount designated as Non-Accretable Difference may be accreted into interest income over time. Conversely, if the performance of a security is less favorable than previously estimated, an OTTI may be recognized resulting in an increase in the amounts designated as Non-Accretable Difference.

The following table presents changes to Accretable Discount and Non-Accretable Difference as it pertains to our entire Non-Agency RMBS portfolio for assets with purchase discounts during the previous five quarters.

	For the Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$1,003,385	$1,035,492	$990,332	$987,861	$977,042
Accretion of discount	(43,520)	(41,498)	(41,302)	(44,350)	(44,165)
Purchases	1,845	6,194	28,894	80,712	2,636
Sales and deconsolidation	(35,144)	(22,645)	(1,458)	(29,147)	(1,977)
Transfers from/(to) credit reserve, net	27,882	25,842	59,026	(4,744)	54,325
Balance, end of period	$954,448	$1,003,385	$1,035,492	$990,332	$987,861

	For the Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(dollars in thousands)
	Non-Accretable Difference
Balance, beginning of period	$879,440	$1,001,560	$947,202	$908,927	$933,668
Principal Writedowns	(27,064)	(32,587)	(34,261)	(39,955)	(37,044)
Purchases	27,855	13,279	121,253	80,712	2,636
Sales and deconsolidation	(29,347)	(94,802)	(709)	(15,041)	-
Net other-than-temporary credit impairment losses	14,716	17,832	27,101	7,815	63,992
Transfers to/(from) credit reserve, net	(27,882)	(25,842)	(59,026)	4,744	(54,325)
Balance, end of period	$837,718	$879,440	$1,001,560	$947,202	$908,927

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

Current Period

We held cash and cash equivalents of approximately $114 million and $165 million at December 31, 2015 and December 31, 2014, respectively. As a result of our operating, investing and financing activities described above, our cash position decreased by $51 million from December 31, 2014 to December 31, 2015.

Our operating activities provided net cash of approximately $396 million, 183 million and $305 million for the year ended December 31, 2015, 2014 and 2013, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. During 2015, interest received net of interest paid was $645 million. This cash received was offset in part by payments on derivatives of $158 million, including $99 million paid for termination of existing swaps during the year ended December 31, 2015. During 2014, interest received net of interest paid was $466 million.  During 2014, we paid cash to cover margin requirements on our interest rate swaps and other financial instruments of approximately $186 million, which is primarily reflected in other assets and other payments from derivative sales and settlements during the year ended December 31, 2014.  The cash provided by operating activities decreased for the year ended December 31, 2013 as compared to prior year due primarily to a decrease in interest collected on the portfolio, net of interest paid, of $61 million, offset in part by lower management fees paid during 2013 as compared to prior year.

Our investing activities provided cash of approximately $2.0 billion, used cash of $6.1 billion and provided cash of $305 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015 we purchased investments of $7.7 billion, primarily Agency RMBS. This use of cash was offset during the year from sales of investments of $7.7 billion and principal repayments of $2.2 billion. The purchases and sales activity was primarily due to our continuing to balance our Agency portfolio to maximize spread income and provide liquidity for purchases of Non-Agency RMBS and mortgage loan pools. During the year ended December 31, 2014 we purchased investments of $12.1 billion, primarily Agency RMBS and securitized loans.  This use of cash was offset during the period from sales of investments of $5.6 billion and principal repayments of $1.2 billion during 2014.  Additionally, during 2014, we used cash of $774 million to acquire interests in a group of trusts collateralized by pools of seasoned sub-prime residential mortgage loans.  During the year ended December 31, 2013 we generated cash from sales of RMBS investments of $1.2 billion and principal payments of $1.5 billion related to all our investment assets offset by purchases of $2.4 billion in RMBS securities.

Our financing activities used cash of $2.5 billion, provided cash of $5.7 billion and used cash of $1.2 billion for the year ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, we paid proceeds on our repurchase agreements, net of proceeds received on our repurchase agreements of $1.0 billion. We also repaid principal of our securitized debt of $2.3 billion and paid dividends of $381 million. Additionally, during the second half of 2015, we also paid $250 million to repurchase common stock outstanding. These uses of cash were offset, in part, by receipt of cash on debt issuance of $1.5 billion. During the year ended December 31, 2014, we received proceeds on our repurchase agreements, net of repayments on our repurchase agreements of $6.8 billion and received proceeds from securitized debt borrowings of $392 million.  These proceeds were offset by payments and repurchases on our securitized debt of $583 million and payments of dividends of $575 million.  The payments of dividends during the year ended December 31, 2014 includes the $205 million of special dividends announced in the fourth quarter of 2013, but paid during the first quarter of 2014.  The year ended December 31, 2013 reflected payments on securitized debt borrowings of $914 million, payment of dividends of $370 million and proceeds from repurchase agreements, net of payments on repurchase agreements, of $131 million.

Our recourse leverage is 2.7:1 and 2.6:1 for the periods ended December 31, 2015 and December 31, 2014, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. The decrease in our recourse leverage compared to September 30, 2014 is a result of the sale of higher leverage agency positions to acquire residential mortgage loans.  Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our economic net equity calculated as a part of our economic book value.

We believe that our cash balances provide an appropriate level of liquidity. Even though we have unrestricted Agency MBS investments, we expect to meet our future cash needs primarily from principal and interest payments on our portfolio and do not anticipate we will need to sell unrestricted Agency MBS investments to meet our liquidity needs. We expect to continue to finance our MBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities or issue debt as a source of cash to fund new purchases.

At December 31, 2015 and December 31, 2014 the remaining maturities on our RMBS repurchase agreements were as follows.

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Overnight	$-	$-
1 to 29 days	3,312,902	2,652,717
30 to 59 days	2,501,513	1,371,856
60 to 89 days	246,970	656,915
90 to 119 days	430,026	2,068,740
Greater than or equal to 120 days	947,928	1,705,153
Total	$7,439,339	$8,455,381

Average days to maturity	77 Days	100 Days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At December 31, 2015, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.3% compared to a haircut on Agency MBS of 5.1% at December 31, 2014. At December 31, 2015, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS was 32.9% compared to a haircut on Non-Agency MBS of 29.4% at December 31, 2014.

As the fair value of the Non-Agency MBS is more difficult to determine, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. Repurchase agreements also subject us to two types of margin calls. First, there are monthly margin calls that are triggered as principal payments and pre-payments are received by us as these payments lower the value of the collateral. As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. Our average repurchase agreement balance for the year ended December 31, 2015 increased compared to our average repurchase agreement balance for the year ended December 31, 2014 due to additional borrowings on our repurchase agreements in excess of repayments during 2015. We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)

Year Ended December 31, 2015	$7,404,890	$7,439,339
Year Ended December 31, 2014	$5,192,654	$8,455,381
Year Ended December 31, 2013	$1,480,666	$1,561,920

Quarter End December 31, 2015	$7,404,890	$7,439,339
Quarter End September 30, 2015	$7,016,080	$7,150,821
Quarter End June 30, 2015	$6,904,516	$6,813,831
Quarter End March 31, 2015	$8,315,355	$8,296,224

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2015 and December 31, 2014 our total debt was approximately $11.7 billion and $13.6 billion which represented a debt-to-equity ratio for both periods of approximately 4.0:1 and 3.8:1, respectively. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

During the year of 2015, we decreased our leverage as we sold portions of our Agency MBS portfolio to generate liquidity to settle repurchase agreements as well as to acquire a pool of mortgage loans. At December 31, 2015, we had repurchase agreements with 24 counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by limiting our exposure to any counterparty to approximately 10% or less of our total equity, as well as ensuring all our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of December 31, 2015 and December 31, 2014, we had $8.8 billion and $9.3 billion, respectively, of securities pledged against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from 30 to 956 days. The average days to maturity on our repurchase agreements at December 31, 2015 and December 31, 2014 were 77 days and 100 days, respectively. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the risk of our repurchase agreements primarily through the use of interest rate swaps. The average remaining maturities on our interest rate swaps at December 31, 2015 range from less than 1 year to 19 years and have a weighted average maturity of approximately 4 years. We use these interest rate swaps to protect the portfolio from short term changes in interest rates. We currently have three swap counterparties. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of December 31, 2015, we have posted $94 million of cash and securities as collateral to our swap counterparties.

Secured Debt Financing Transactions

During the year of 2015, we called securitized debt, collateralized by loans held for investment with an unpaid principal balance of $1.3 billion at par. This outstanding debt acquired is part of a securitization vehicle which has a call date in 2016. Additionally, during the year ended December 31, 2015, we issued new debt, collateralized by these same loans held for investment, with an unpaid principal balance of $1.7 billion for $1.7 billion.

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

We also use interest rate swaps to manage our interest rate risks. Under these swap agreements, we pledge Agency RMBS or cash as collateral as part of a margin arrangement for interest rate swaps that are in an unrealized loss position. If swap counterparty were to default on its obligation, we would be exposed to a loss to the extent that the amount of our Agency RMBS pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or interest rate swaps with six counterparties as of December 31, 2015 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at December 31, 2015:

December 31, 2015

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	2	$546,425	$(42,473)	$51,130	0.33%
Netherlands	1	161,000	-	8,625	0.06%
Switzerland	2	1,022,684	(6,369)	318,831	2.08%
United Kingdom	2	250,484	-	20,102	0.13%
Total	7	$1,980,593	$(48,842)	$398,688	2.60%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At December 31, 2015, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

Other than as discussed below under “Restricted Stock Grants,” we did not issue any shares during the years ended December 31, 2015 and 2014.

During the year ended December 31, 2015, we declared dividends to common shareholders totaling $379 million, or $1.92 per share. During the year ended December 31, 2014, we declared dividends to common shareholders totaling $370 million, or $1.80 per share.

We had no preferred stock issued or outstanding as of December 31, 2015 and December 31, 2014.

Related Party Transactions

The Management Agreement

As discussed above, on August 5, 2015, we entered into agreements to internalize our management. Prior to the Internalization, we were managed by FIDAC pursuant to the Management Agreement (the “Management Agreement”). In connection with the Internalization, we terminated the Management Agreement without the payment of any termination fee.

The Management Agreement provided that FIDAC would pay all past and future expenses that the Company or our Audit Committee incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation or the Restatement Filing (the “Investigation”); provided, however, that the Manager’s obligation to pay expenses applies only to expenses not paid by our insurers under our insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by us or our Audit Committee for the Evaluation, Restatement Filing and the Investigation. The amount paid by the Manager related to these expenses for the year ended December 31, 2015 and 2014 is $7 million and $9 million, respectively.  Recoveries are presented in the Consolidated Statements of Operations and Comprehensive Income as Expense recoveries from Manager.

Restricted Stock Grants

We granted 260,200 shares of restricted stock to employees of FIDAC and its affiliates and members of our Board of Directors on January 2, 2008. On February 2, 2015 we granted 84,700 shares of restricted stock to employees of FIDAC. At December 31, 2015 and December 31, 2014, there were approximately 71,000 and 39,400 unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2015 and December 31, 2014. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

December 31, 2015
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$7,180,496	$258,841	$-	$-	$7,439,337
Securitized debt	735,901	1,125,618	817,774	1,567,821	4,247,113
Interest expense on RMBS repurchase agreements (1)	24,974	2,099	-	-	27,073
Interest expense on securitized debt (1)	153,606	269,110	218,958	547,859	1,189,533
Total	$8,094,977	$1,655,668	$1,036,732	$2,115,680	$12,903,056
(1) Interest is based on variable rates in effect as of December 31, 2015.

December 31, 2014
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$8,155,381	$300,000	$-	$-	$8,455,381
Securitized debt	880,367	1,427,236	940,975	1,645,706	4,894,284
Interest expense on RMBS repurchase agreements (1)	18,451	3	-	-	18,454
Interest expense on securitized debt (1)	184,079	313,263	238,776	573,623	1,309,741
Total	$9,238,278	$2,040,502	$1,179,751	$2,219,329	$14,677,860
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

Capital Expenditure Requirements

At December 31, 2015 and December 31, 2014, we had no material commitments for capital expenditures.

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

Based on our calculations, as of December 31, 2015 and December 31, 2014, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

•
If there is a negative (or adverse) change in the amount and timing of future cash flows expected to be collected from the previous estimate used for accounting purposes, and the securities’ fair value is below its amortized cost, an OTTI loss equal to the adverse change in cash flows expected to be collected, discounted using the securities’ effective rate before impairment, is required to be recorded in current period earnings. For Non-Agency RMBS accounted for under ASC 310-30, while the effective interest rate used to accrete interest income after an OTTI has been recognized will be the same, the amount of interest income recorded in future periods will decline because of the reduced balance of the amortized cost basis of the investment to which such effective interest rate is applied. Additionally, for Non-Agency RMBS accounted for under ASC 325-40, while the effective interest rate used to accrete interest income during the period directly after an OTTI has been recognized will be the same, the amount of interest income recorded in such future period will decline, absent an increase in cash flows expected to be collected, because of the reduced amount of the amortized cost basis of the investment to which such effective interest rate is applied.  An adverse change in the amount and timing of future cash flows expected to be collected is considered to have occurred when the net present value of future cash flows expected to be collected has decreased from the most previous estimate. This change can occur from a change in either the timing of when cash flows are expected to be collected (i.e., from changes in prepayment speeds or the timing of estimated defaults) or in the amount of cash flows expected to be collected (i.e., from increases in estimates of future defaults). Furthermore, an adverse change could occur on an overall basis in situations where the negative impact of a change in the timing of cash flows exceeds the positive impact of a decline in estimated defaults, or when the negative impact of an increase in estimated defaults exceeds the positive impact of a shortening of the timing of receipt of cash flows.

The accounting models in ASC 310-30 and ASC 325-40 are impacted by both assumptions of prepayments and assumptions of credit losses (defaults) and, accordingly, changes in the amounts of recorded interest income or OTTI losses over financial reporting periods cannot be considered to result solely from the impact of changes in the credit profile of the investment or solely from the impact of changes in prepayment speeds. Furthermore, while there may be some level of correlation between assumptions for defaults and prepayments as general market interest rates change, in the recent market conditions that correlation has not been direct or predictable.

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

We currently consolidate twelve residential mortgage loan securitizations and five RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime residential mortgage loans we purchased during 2007 and 2008 and securitized shortly thereafter.  The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily what we classify as collateral backed by Alt-A first lien mortgages of 2005-2007 vintages.  We categorize collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when we purchased the security more resembles typical Alt-A collateral.  We define Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.

Our determination to consolidate these seventeen VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to replace defaulting loans with performing loans resulted in us having the power that most significantly impacts the economic performance of the VIE. For the five consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these five entities.

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

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3.  The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market.  The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy.  Level 3 assets represent approximately 55% and 49% of total assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, respectively.  Level 3 liabilities represent approximately 88% and 97%of total liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014. None of the liabilities measured at fair value on a recurring basis as of December 31, 2013 are Level 3.

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

Interest Rate Cap Risk

We may also invest in adjustable-rate mortgage loans and RMBS. These are mortgages or RMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate mortgage loans and RMBS would effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in an RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate mortgages or RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisitions of RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and RMBS. In most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-K.

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2015 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2015
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	(11.58%)	1.05%
-50 Basis Points	(6.33%)	0.67%
Base Interest Rate	-	-
+50 Basis Points	4.95%	(1.14%)
+100 Basis Points	8.72%	(2.43%)
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2015. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2015

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,006,140	$3,366,402	$348,372	$22,912,280	$27,633,194
Cash equivalents	114,062	-	-	-	114,062
Total rate sensitive assets	1,120,202	3,366,402	348,372	22,912,280	27,747,256

Rate sensitive liabilities	4,886,614	2,148,383	9,941	153,405	7,198,343
Interest rate sensitivity gap	$(3,766,412)	$1,218,020	$338,431	$22,758,875	$20,548,913

Cumulative rate sensitivity gap	$(3,766,412)	$(2,548,393)	$(2,209,962)	$20,548,913
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	-14%	-9%	-8%	74%

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

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this 2015 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures covering the preparation and review of this 2015 annual report. As described below, in 2014 management identified a material weakness in a component of our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. The material weakness identified in 2014 was remediated in 2015.  Based on the review and evaluation discussed above, and in light of the remediation of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2015.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, our management concluded our internal controls over financial reporting and disclosure was effective as of December 31, 2015.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2014, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The material weakness has been remediated as described below.

Management has remediated the following material weakness in our internal control over financial reporting as of December 31, 2014:

●	2014 Weakness:

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

●	Remediation:

We implemented a portfolio accounting system that performs complex calculations required for financial reporting purposes.  The system improved our control environment and eliminated certain spreadsheets previously used to manage portfolio data and financial reporting information.  The system has data validation, access controls and audit trails which have improved controls over portfolio accounting information. Remaining spreadsheets have appropriate evidence of review and safeguards sufficient to validate the completeness and accuracy of the data in the spreadsheets. Therefore, the previously identified material weakness for an overreliance on complex spreadsheets has been remediated.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2015 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 07, 2016. The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference.

Corporate Governance

We have adopted a set of Corporate Governance Guidelines, which together with the charters of the three standing committees of our Board of Directors (Audit, Compensation, and Nominating and Corporate Governance), and our Code of Business Conduct and Ethics (which constitutes the Company’s code of ethics), provide the framework for the governance of the Company. A complete copy of our Corporate Governance Guidelines, the charters of each of the Board committees and the Code of Business Conduct and Ethics (which applies not only to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, but also to all other employees of the Company) may be found by clicking on the “Company Information” link found at the top of our homepage at www.chimerareit.com and then clicking on the “Corporate Governance” link. (Information from such site is not incorporated by reference into this Annual Report on Form 10-K.) You may also obtain free copies of these materials by writing to our General Counsel at the Company’s headquarters.

Item 11. Executive Compensation

The information to be included in the Proxy Statement regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables to be included in the Proxy Statement, which will contain information relating to the Company’s equity compensation and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information to be included in the Proxy Statement regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information to be included in the Proxy Statement concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference.

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
2.1
Transition Services Agreement, dated as of August 5, 2015, by and between the Company and Fixed Income Discount Advisory Company (filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on August 5, 2015 and incorporated herein by reference)

2.2
Share Repurchase Agreement, dated as of August 5, 2015, by and between the Company and Annaly Capital Management, Inc. (filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on August 5, 2015 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

3.2	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)
3.3	Articles of Amendment of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference)
3.4	Certificate of Amendment to the Company's Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)
3.5	Certificate of Amendment to the Company's Articles of Incorporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)
3.6	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on October 23, 2015 and incorporated herein by reference)
4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.1†	Form of Amended and Restated Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on December 11, 2015 and incorporated herein by reference)
10.2†
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

10.4†	Form of Performance Share Unit Agreement
10.5†	Form of Restricted Stock Unit Award Agreement
10.6†	Stock Award Deferral Program
10.7†
Employment Agreement, dated August 5, 2015, between the Company and Matthew Lambiase (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)

10.8†
Employment Agreement, dated August 5, 2015, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.2 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)

10.9†
Employment Agreement, dated August 5, 2015, between the Company and Mohit Marria (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)

10.10†
Employment Agreement, dated August 5, 2015, between the Company and Robert Colligan (filed as Exhibit 10.4 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)

10.11†
Employment Agreement, dated August 5, 2015, between the Company and Phillip J. Kardis, II, Esq. (filed as Exhibit 10.5 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)

10.12†	Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Matthew Lambiase
10.13†	Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Choudhary Yarlagadda
10.14†	Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Mohit Marria
10.15†	Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Robert Colligan
10.16†	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)
10.17
Form of Master Securities Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-145525) filed on November 13, 2007 and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Colligan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Represents a management contract or compensatory plan or arrangement

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Chimera Investment Corporation

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2(p) to the consolidated financial statements, the Company changed its method for accounting for certain consolidated variable interest entities holding securitized loans held for investment and the related securitized debt which qualified as collateralized financing entities effective January 1, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Chimera Investment Corporation

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Chimera Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chimera Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Chimera Investment Corporation as of December 31, 2015 and 2014, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Chimera Investment Corporation and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 25, 2016

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$114,062	$164,620
Non-Agency RMBS, at fair value	3,675,841	3,404,149
Agency RMBS, at fair value	6,514,824	8,441,522
Securitized loans held for investment, net of allowance for loan losses of $0 million and $7 million, respectively	-	626,112
Securitized loans held for investment, at fair value	4,768,416	4,699,215
Receivable for investments sold	-	1,572,056
Accrued interest receivable	66,247	71,099
Other assets	189,796	172,601
Derivatives, at fair value, net	15,460	3,631
Total assets (1)	$15,344,646	$19,155,005

Liabilities:
Repurchase agreements, RMBS ($8.8 billion and $9.3 billion pledged as collateral, respectively)	$7,439,339	$8,455,381
Securitized debt, collateralized by Non-Agency RMBS ($2.1 billion and $2.5 billion pledged as collateral, respectively)	529,415	704,915
Securitized debt, collateralized by loans held for investment ($0 million and $626 million pledged as collateral, respectively)	-	521,997
Securitized debt at fair value, collateralized by loans held for investment ($4.8 billion and $4.7 billion pledged as collateral, respectively)	3,720,496	3,868,366
Payable for investments purchased	560,641	1,845,282
Accrued interest payable	37,432	31,888
Dividends payable	90,097	92,483
Accounts payable and other liabilities	11,404	2,469
Investment management fees payable	-	10,357
Derivatives, at fair value	9,634	14,177
Total liabilities (1)	12,398,458	15,547,315

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,711,868 and 205,546,144 shares issued and outstanding, respectively	1,877	2,055
Additional paid-in-capital	3,366,568	3,614,411
Accumulated other comprehensive income	773,791	1,046,680
Accumulated deficit	(1,196,048)	(1,055,456)
Total stockholders' equity	$2,946,188	$3,607,690
Total liabilities and stockholders' equity	$15,344,646	$19,155,005

(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities ("VIEs") that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corp.).  As of December 31, 2015 and 2014, total assets of consolidated VIEs were $7,031,278 and $7,924,232, respectively, and total liabilities of consolidated VIEs were $4,262,017 and $5,111,348, respectively.  See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

Net Interest Income:	December 31, 2015	December 31, 2014	December 31, 2013
Interest income (1)	$872,737	$687,795	$511,783
Interest expense (2)	259,365	147,785	101,999
Net interest income	613,372	540,010	409,784

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(8,700)	(8,713)	(4,356)
Portion of loss recognized in other comprehensive income	(58,744)	(55,279)	(40,811)
Net other-than-temporary credit impairment losses	(67,444)	(63,992)	(45,167)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	67,385	(103,496)	34,369
Realized gains (losses) on terminations of interest rate swaps	(98,949)	-	-
Net realized gains (losses) on derivatives	(83,073)	(82,852)	(7,713)
Net gains (losses) on derivatives	(114,637)	(186,348)	26,656
Net unrealized gains (losses) on financial instruments at fair value	(158,433)	193,534	(44,277)
Net realized gains (losses) on sales of investments	77,074	91,709	68,107
Gain (loss) on deconsolidation	(256)	47,846	-
Gains (losses) on Extinguishment of Debt	(5,930)	(2,184)	-
Realized losses on principal write-downs of Non-Agency RMBS	-	-	(18,316)
Total other gains (losses)	(202,182)	144,557	32,170

Other expenses:
Management fees	24,609	32,514	25,952
Expense recoveries from Manager	(6,906)	(8,936)	(6,788)
Net management fees	17,703	23,578	19,164

Provision for loan losses, net	-	(232)	(1,799)
Compensation and benefits	10,544	-	-
General and administrative expenses	31,633	20,403	14,085
Servicing Fees of consolidated VIEs	25,244	10,004	2,649
Deal Expenses	8,272	1,398	-
Other (income) expense	-	(23,783)	-
Total other expenses	93,396	31,368	34,099

Income (loss) before income taxes	250,350	589,207	362,688
Income taxes	1	2	2
Net income (loss)	$250,349	$589,205	$362,686

Net income (loss) per share available to common shareholders:
Basic	$1.25	$2.87	$1.77
Diluted	$1.25	$2.87	$1.76

Weighted average number of common shares outstanding:
Basic	199,563,196	205,450,095	205,418,876
Diluted	199,650,177	205,508,769	205,514,069

Comprehensive income (loss):
Net income (loss)	$250,349	$589,205	$362,686
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(263,049)	134,113	23,807
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	67,444	63,992	45,167
Reclassification adjustment for net realized losses (gains) included in net income	(77,284)	(94,382)	(68,107)
Reclassification adjustment for gain on deconsolidation included in net income	-	(47,846)	-
Other comprehensive income (loss)	(272,889)	55,877	867
Comprehensive income (loss)	$(22,540)	$645,082	$363,553

(1) Includes interest income of consolidated VIEs of $575,715, $428,992 and $371,559 for the years ended December 31, 2015, 2014, and 2013 respectively. See Note 8 for further discussion.

(2) Includes interest expense of consolidated VIEs of $191,922, $119,103 and $95,229 for the years ended December 31, 2015, 2014, and 2013 respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2012	$2,054	$3,612,768	$989,936	$(1,062,279)	$3,542,479
Net income (loss)	-	-	-	362,686	362,686
Other comprehensive income (loss)	-	-	867	-	867
Proceeds from restricted stock grants	1	690	-	-	691
Common dividends declared	-	-	-	(575,213)	(575,213)
Balance, December 31, 2013	$2,055	$3,613,458	$990,803	$(1,274,806)	$3,331,510

Balance, December 31, 2013	$2,055	$3,613,458	$990,803	$(1,274,806)	$3,331,510
Net income	-	-	-	589,205	589,205
Other comprehensive income (loss)	-	-	55,877	-	55,877
Proceeds from stock grants	0	953	-	-	953
Common dividends declared	-	-	-	(369,855)	(369,855)
Balance, December 31, 2014	$2,055	$3,614,411	$1,046,680	$(1,055,456)	$3,607,690

Balance, December 31, 2014	$2,055	$3,614,411	$1,046,680	$(1,055,456)	$3,607,690
Net income (loss)	-	-	-	250,349	250,349
Cumulative effect of accounting change (1)	-	-	-	(12,137)	(12,137)
Other comprehensive income (loss)	-	-	(272,889)	-	(272,889)
Proceeds from restricted stock grants	2	1,977	-	-	1,979
Repurchase of common stock	(180)	(249,820)	-	-	(250,000)
Common dividends declared	-	-	-	(378,804)	(378,804)
Balance, December 31, 2015	$1,877	$3,366,568	$773,791	$(1,196,048)	$2,946,188

(1) Adoption of ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. See Note 2(p), Recent Accounting Pronouncements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net income	$250,349	$589,205	$362,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	3,813	(72,569)	(80,586)
Accretion (amortization) of deferred financing costs and
securitized debt discounts/premiums, net	17,145	11,552	17,671
Net unrealized losses (gains) on derivatives	(67,385)	103,496	(34,369)
Net realized losses (gains) on option contracts settled	-	1,246	-
Proceeds (payments) for derivative sales and settlements	(13,495)	(6,923)	-
Margin (paid) received on derivatives	82,671	(186,462)	-
Net unrealized losses (gains) on financial instruments at fair value	158,433	(193,534)	44,277
Net realized losses (gains) on sales of investments	(77,074)	(91,709)	(68,107)
(Gains) losses on deconsolidation	256	(47,846)	-
Net other-than-temporary credit impairment losses	67,444	63,992	45,167
(Gain) loss on extinguishment of debt	5,930	2,184	-
Provision for loan losses, net	-	(232)	(1,799)
Equity-based compensation expense	1,979	956	691
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	4,852	(37,570)	6,336
Decrease (increase) in other assets	(42,738)	16,471	(13)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	8,935	608	691
Increase (decrease) in investment management fees and expenses payable to affiliate	(10,357)	4,699	(2,017)
Increase (decrease) in accrued interest payable, net	5,544	25,213	(4,124)
Net cash provided by (used in) operating activities	$396,302	$182,777	$304,820
Cash Flows From Investing Activities:
Agency RMBS portfolio:
Purchases	$(6,590,731)	$(8,860,042)	$(2,068,870)
Sales	7,563,771	2,555,570	1,037,371
Principal payments	1,061,193	512,202	479,650
Non-Agency RMBS portfolio:
Purchases	(850,750)	(365,240)	(317,299)
Sales	158,404	513,030	191,437
Principal payments	385,988	323,900	475,127
Securitized loans held for investment:
Purchases	(281,811)	-	-
Principal payments	699,118	316,372	507,683
Acquisition of investments in consolidated VIEs	(109,872)	(774,350)	-
Disposition of investments in consolidated VIEs	2,601	-	-
Net cash provided by (used in) investing activities	$2,037,911	$(5,778,558)	$305,099
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$41,644,280	$27,128,227	$7,879,361
Payments on repurchase agreements	(42,660,323)	(20,331,406)	(7,748,825)
Payments on repurchase of common stock	(250,000)	-	-
Payment of deferred financing costs	-	-	-
Proceeds from securitized debt borrowings, collateralized by loans held for investment	1,483,301	43,981	-
Payments on securitized debt borrowings, collateralized by loans held for investment	(2,138,623)	(341,313)	(499,549)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(182,217)	(185,369)	(414,690)
Repurchase of securitized debt borrowings, collateralized by Non-Agency RMBS	-	(56,072)	-
Common dividends paid	(381,189)	(575,276)	(369,740)
Net cash provided by (used in) financing activities	$(2,484,771)	$5,682,772	$(1,153,443)
Net increase (decrease) in cash and cash equivalents	(50,558)	86,991	(543,524)
Cash and cash equivalents at beginning of period	164,620	77,629	621,153
Cash and cash equivalents at end of period	$114,062	$164,620	$77,629

Supplemental disclosure of cash flow information:
Interest received	$881,403	$577,123	$437,533
Interest paid	$236,676	$111,020	$88,455
Management fees and expenses paid	$34,966	$27,815	$27,969

Non-cash investing activities:
Receivable for investments sold	$-	$1,572,056	$253,541
Payable for investments purchased	$(560,641)	$(1,845,282)	$-
Net change in unrealized gain (loss) on available-for sale securities	$(272,889)	$55,877	$867

Acquisition of investments in consolidated VIEs
Securitized loans held for investment, at fair value	$295,225	$4,722,825	$-
Other assets	$-	$84,830	$-
Securitized debt at fair value	$(185,353)	$4,033,304	$-

Disposition of investments in consolidated VIEs
Non-agency RMBS, at fair value	$49,118	$-	$-
Securitized loans held for investment, at fair value	$(287,806)	$-	$-
Securitized debt at fair value	$236,087	$-	$-

Non-cash financing activities:
Common dividends declared, not yet paid	$90,097	$92,483	$297,904

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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has six wholly owned direct subsidiaries:  Chimera RMBS Whole Pool LLC, and Chimera RMBS LLC, both qualified REIT subsidiaries (“QRS”) formed in June 2009; CIM Trading Company LLC (“CIM Trading”), a TRS formed in July 2010; Chimera Funding TRS LLC, TRS formed in October 2013, Chimera CMBS Whole Pool LLC, a QRS formed in March 2015; and Chimera Insurance Company, LLC, a TRS formed in July 2015.

Until August 5, 2015, the Company was externally managed by Fixed Income Discount Advisory Company (“FIDAC” or “Manager”), a wholly-owned subsidiary of Annaly Capital Management, Inc. (“Annaly”), under the terms of a management agreement (“Management Agreement”). On August 5, 2015, the Company announced it had internalized its management and would continue to be led by its key professionals.  In connection with the internalization, the Company and FIDAC agreed to terminate the Management Agreement, without the payment of a termination fee effective immediately.  As part of the termination, the Company entered into a transition services agreement with FIDAC through the end of 2015 (the “Transition Services Agreement”).

In addition, during the third quarter of 2015, the Company purchased the 4.4% stake in the Company held by Annaly as a part of the new $250 million share repurchase program (“Repurchase Program”) authorized by the Company’s Board.

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation. All per share amounts, common shares outstanding and restricted shares for the current period and all prior periods reflect the Company's 1-for-5 reverse stock split, which was effective April 6, 2015.

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

(b) Statements of Financial Condition Presentation

The Company’s Consolidated Statements of Financial Condition include both the Company’s direct assets and liabilities and the assets and liabilities of consolidated securitization vehicles. Assets of each consolidated VIE can only be used to satisfy the obligations of that VIE, and the liabilities of consolidated VIEs are non-recourse to the Company. The Company is not obligated to provide, nor does it intend to provide, any financial support to these consolidated securitization vehicles. The notes to the consolidated financial statements describe the Company’s assets and liabilities including the assets and liabilities of consolidated securitization vehicles. See Note 8 for additional information related to the Company’s investments in consolidated securitization vehicles.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2015 and December 31, 2014.

(d) Agency and Non-Agency Mortgage-Backed Securities

The Company invests in mortgage backed securities (“MBS”) representing interests in obligations backed by pools of mortgage loans. The Company delineates between Agency MBS and Non-Agency MBS as follows: Agency MBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other MBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation. Non-Agency MBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk. Repayment of principal and interest on Non-Agency MBS is subject to the performance of the mortgage loans or MBS collateralizing the obligation.

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

The Company classifies the majority of its MBS as available-for-sale and records investments at estimated fair value as described in Note 5 of these consolidated financial statements. The Company includes unrealized gains and losses considered to be temporary on all MBS in Other comprehensive income (“OCI”) in the Consolidated Statements of Operations and Comprehensive Income.  For IO strips and certain other MBS investments, the Company carries these investments at fair value with changes in fair value included in earnings in the Consolidated Statements of Operations and Comprehensive Income. From time to time, as part of the overall management of its portfolio, the Company may sell any of its investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations and Comprehensive Income utilizing the average cost method.

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

Interest income on Non-Agency RMBS Not of High Credit Quality is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate for each security of the projected cash flows, which are estimated based on observation of current market information and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. On a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgments about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either positive changes or adverse changes. For securities accounted for under ASC 325-40, any positive or adverse change in cash flows that does not result in the recognition of an other-than-temporary impairment (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income. For securities accounted for under ASC 310-30, only significant positive changes are reflected prospectively in the effective interest rate used to recognize interest income. Adverse changes in cash flows expected to be collected are generally treated consistently for Non-Agency RMBS accounted for under ASC 325-40 and ASC 310-30, and generally result in recognition of an OTTI with no change in the effective interest rate used to recognize interest income.

Impairment

Considerations Applicable to all MBS

When the fair value of an available-for-sale MBS is less than its amortized cost the security is considered impaired. On a quarterly basis the Company evaluates its securities for OTTI. If the Company intends to sell an impaired security, or it is more-likely-than-not that the Company will be required to sell an impaired security before its anticipated recovery, then the Company must recognize an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the measurement date. If the Company does not intend to sell an impaired security and it is not more-likely-than-not that it would be required to sell an impaired security before recovery, the Company must further evaluate the security for impairment due to credit losses. The credit component of OTTI is recognized in earnings and the remaining component is recorded as a component of OCI. Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security and subsequent recovery in fair value may not be adjusted through current earnings. Subsequent recoveries are amortized into income over the remaining life of the security as an adjustment to yield.

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

(e) Securitized Loans Held for Investment

Prime residential mortgage loans:

A portion of the securitized loan portfolio is comprised of non-conforming, single family, owner occupied, jumbo, prime loans that are not guaranteed as to repayment of principal or interest. These securitized loans are serviced and may be modified, in the event of a default, by a third-party servicer. The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in default, including whether or not to proceed with foreclosure. These mortgage loans are designated as held for investment. Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis. As of January 1, 2015, the securitized loan portfolio comprised of non-conforming, single family, owner occupied, jumbo, prime loans is carried at fair value with changes in fair value recorded in earnings. Prior to January 1, 2015, this loan portfolio was carried at amortized cost, net of the allowance for loan losses.

The allowance for loan losses as of December 31, 2014 was $7 million. As all loans are carried at fair value since the beginning of 2015, there is no longer an allowance for losses as of December 31, 2015. The allowance for loan losses consists of a general reserve and a specific reserve. The general reserve is based on historical loss rates for pools of loans with similar credit characteristics, adjusted for current trends and market conditions, including current trends in delinquencies and severities.  The specific reserve reflects consideration of loans more than 60 days delinquent, loans in foreclosure and borrowers that have declared bankruptcy.  The specific loan loss provision related to these loans is primarily the difference between the unpaid principal balance and the estimated fair value of the property securing the mortgage, less estimated costs to sell.

The Company estimates the fair value of securitized loans as described in Note 5 of these consolidated financial statements.

Seasoned sub-prime residential mortgage loans:

A portion of the securitized loan portfolio is comprised of seasoned sub-prime residential mortgage loans that are not guaranteed as to repayment of principal or interest. These securitized loans are serviced and may be modified, in the event of default, by a third-party servicer. The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in default, including whether or not to proceed with foreclosure. These mortgage loans are designated as held for investment. Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis. The securitized loan portfolio comprised primarily of seasoned sub-prime residential mortgage loans is carried at fair value with changes in fair value recorded in earnings. As these loans are carried at fair value since their purchase, no allowance for loan losses is required.

The Company estimates the fair value of securitized loans as described in Note 5 of these consolidated financial statements.

All residential mortgage loans:

Interest is accrued on all securitized loans held for investment when due. Interest which is not received at the due date is written off when it becomes delinquent. Nonrefundable fees and costs related to acquiring the Company’s securitized residential mortgage loans are recognized as expenses in the Statement of operations and comprehensive income. Income recognition is suspended for loans when, based on information from the servicer, a full recovery of interest or principal becomes doubtful.

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. The Company recognized a loss of $8 million for the year ended December 31, 2015 related to REO which is presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at December 31, 2015 and December 31, 2014 was $18 million and $8 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

(h) Fair Value

Interest-Only MBS:

The Company accounts for the IO MBS strips at fair value with changes in fair value reported in earnings. The IO MBS strips are included in MBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $245 million and $214 million as of December 31, 2015 and December 31, 2014. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $273 million and $186 million as of December 31, 2015 and December 31, 2014. Interest income reported on all IO securities was $49 million and $30 million for the years ended December 31, 2015 and 2014, respectively.

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

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings is $20 million as of December 31, 2015. There were no Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings as of December 31, 2014.

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

(l) Income Taxes

The Company has elected to be taxed as a REIT and intends to comply with the provision of the Code, with respect thereto. Accordingly, the Company will not be subject to federal, state or local income taxes to the extent that qualifying distributions are made to stockholders and as long as certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost. The Company, CIM Trading and CIM Funding TRS made joint elections to treat CIM Trading and CIM Funding TRS as TRS’s. As such, CIM Trading and CIM Funding TRS are taxable as domestic C corporations and subject to federal, state, and local income taxes based upon their respective taxable income.

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of December 31, 2015 or 2014.

(m) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock. All per share amounts, common shares outstanding and restricted shares for the year ended December 31, 2015 and all prior periods reflect the Company's 1-for-5 reverse stock split, which was effective April 6, 2015.

(n) Stock-Based Compensation

Until August 5, 2015 the Company accounted for stock-based compensation awards granted to the employees of FIDAC and FIDAC’s affiliates at the fair value of the stock-based compensation provided. The Company measured the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the recipient is reached or the date at which the recipient’s performance is complete. Stock compensation expense related to the grants of stock was recognized over the vesting period of such grants based on the fair value of the stock on each vesting date at which the recipient’s performance is complete.

Compensation expense for equity based awards granted to the Company’s independent directors and stock based compensation awards granted to employees of the Company beginning on August 5, 2015, is recognized pro-rata over the vesting period of such awards, based upon the fair value of such awards at the grant date.

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

(p) Recent Accounting Pronouncements

Financial Instruments—Overall (Subtopic 825-10)
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This update changes how the Company will present changes in the fair value of financial liabilities measured under the fair value option that are attributable to our own credit.  Under the updated guidance, the Company will record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income.  The update also requires fair value measurement for equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value  with any changes in fair value recognized in net income.  The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. In addition, the Company will have to use the exit price notion when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  The guidance in the ASU is effective for the Company as of January 1, 2018. Early adoption for certain provisions of the update is allowed.  Any adjustment as a result of the adoption of this standard will be recorded as a cumulative-effect adjustment to beginning retained earnings as of the first period in which the guidance is adopted.  The Company is currently evaluating what impact this update will have on the consolidated financial statements.

Interest—Imputation of Interest (Subtopic 835-30)

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issue Costs. This update changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The guidance in the ASU is effective for the Company as of January 1, 2016. Early adoption is allowed. The guidance would be applied retrospectively to all prior periods. As the unamortized debt issuance costs are not significant, the guidance in this ASU will not have a significant impact on the consolidated financial statements.

Consolidations (Subtopic 810)

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. This update affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. The guidance in this ASU did not change the consolidation conclusion for any of our interests in VIEs and, therefore, will not significantly impact the consolidated financial statements.

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

December 31, 2015
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,651,869	$309	$(1,553,317)	$2,098,860	$2,826,121	$736,040	$(8,779)	$727,261
Senior, interest-only	5,426,029	268,515	-	268,515	234,171	18,113	(52,457)	(34,344)
Subordinated	762,466	23,635	(258,128)	527,975	604,295	83,896	(7,577)	76,319
Subordinated, interest-only	284,931	15,226	-	15,226	11,254	62	(4,035)	(3,973)

Agency MBS
Residential	5,045,418	255,837	-	5,301,255	5,267,848	18,593	(52,001)	(33,408)
Commercial	952,091	24,815	(3,170)	973,736	973,787	8,052	(8,001)	51
Interest-only	6,722,472	280,073	-	280,073	273,189	2,756	(9,640)	(6,884)
	$22,845,276	$868,410	$(1,814,615)	$9,465,640	$10,190,665	$867,512	$(142,490)	$725,022

December 31, 2014
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,435,362	$-	$(1,542,907)	$1,892,455	$2,735,780	$843,680	$(355)	$843,325
Senior, interest-only	5,221,937	227,305	-	227,305	207,216	17,378	(37,467)	(20,089)
Subordinated	690,599	-	(344,033)	346,566	454,348	108,091	(309)	107,782
Subordinated, interest-only	216,403	9,577	-	9,577	6,805	194	(2,966)	(2,772)
Agency MBS
Residential	7,774,266	387,174	(1,624)	8,159,816	8,255,419	108,802	(13,199)	95,603
Interest-only	3,884,523	189,797	-	189,797	186,103	1,326	(5,020)	(3,694)
	$21,223,090	$813,853	$(1,888,564)	$10,825,516	$11,845,671	$1,079,471	$(59,316)	$1,020,155

The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2015	December 31, 2014
	(dollars in thousands)
Balance at beginning of period	$1,534,497	$1,794,577
Purchases	277,922	110,694
Accretion	(249,898)	(294,395)
Reclassification (to) from non-accretable difference	238,348	123,181
Sales and deconsolidation	(58,125)	(199,560)
Balance at end of period	$1,742,744	$1,534,497

The table below presents the outstanding principal balance and related amortized cost at December 31, 2015 and December 31, 2014 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,325,335	$3,949,664
End of period	$3,550,698	$3,325,335

Amortized cost:
Beginning of period	$1,741,780	$2,027,738
End of period	$1,958,726	$1,741,780

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

December 31, 2015
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$294,520	$(8,779)	20	$-	$-	-	$294,520	$(8,779)	20
Senior, interest-only	$81,919	$(18,715)	83	64,058	(33,742)	47	145,977	(52,457)	130
Subordinated	$138,257	$(7,577)	22	-	-	-	138,257	(7,577)	22
Subordinated, interest-only	$6,455	$(1,039)	1	3,635	(2,996)	2	10,090	(4,035)	3
Agency MBS
Residential	$4,468,717	$(44,687)	116	290,926	(7,314)	4	4,759,643	(52,001)	120
Commercial	$393,058	$(7,969)	140	4,986	(32)	4	398,044	(8,001)	144
Interest-only	$94,969	$(3,457)	24	39,707	(6,183)	7	134,676	(9,640)	31
Total	$5,477,895	$(92,223)	406	$403,312	$(50,267)	64	$5,881,207	$(142,490)	470

December 31, 2014
(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$29,789	$(355)	3	$-	$-	-	$29,789	$(355)	3
Senior, interest-only	23,479	(3,066)	24	96,754	(34,401)	53	120,233	(37,467)	77
Subordinated	19,380	(7)	2	11,605	(302)	4	30,985	(309)	6
Subordinated, interest-only	4,373	(2,709)	2	1,074	(257)	2	5,447	(2,966)	4
Agency MBS
Residential	219,808	(198)	7	701,442	(13,001)	11	921,250	(13,199)	18
Interest-only	112,014	(3,616)	12	10,467	(1,404)	3	122,481	(5,020)	15
Total	$408,843	$(9,951)	50	$821,342	$(49,365)	73	$1,230,185	$(59,316)	123

At December 31, 2015, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2015.

Gross unrealized losses on the Company’s Agency pass-through and Commercial Agency MBS were $60 million and $13 million as of December 31, 2015 and December 31, 2014, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency pass-through MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2015 and December 31, 2014, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS IO strips which are reported at fair value with changes in fair value recorded in earnings) were $16 million and $1 million at December 31, 2015 and December 31, 2014, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the years ended December 31, 2015, 2014 and 2013 is presented below.

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Total other-than-temporary impairment losses	$(8,700)	$(8,713)	$(4,356)
Portion of loss recognized in other comprehensive income (loss)	(58,744)	(55,279)	(40,811)
Net other-than-temporary credit impairment losses	$(67,444)	$(63,992)	$(45,167)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Cumulative credit loss beginning balance	$507,548	$524,432	$510,089
Additions:
Other-than-temporary impairments not previously recognized	41,233	63,123	39,098
Reductions for securities sold or deconsolidated during the period	(19,746)	(61,854)	(14,038)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	26,138	869	6,069
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(26,061)	(19,022)	(16,786)
Cumulative credit impairment loss ending balance	$529,112	$507,548	$524,432

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Year Ended
	December 31, 2015	December 31, 2014
Loss Severity
Weighted Average	57%	72%
Range	0% - 92%	35% - 93%

60+ days delinquent
Weighted Average	22%	30%
Range	2% - 41%	0% - 47%

Credit Enhancement (1)
Weighted Average	8%	6%
Range	0% - 67%	0% - 35%

3 Month CPR
Weighted Average	9%	9%
Range	3% - 27%	2% - 25%

12 Month CPR
Weighted Average	8%	11%
Range	3% - 20%	5% - 22%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at December 31, 2015 and December 31, 2014. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At December 31, 2015, IO MBS had a net unrealized loss of $45 million and had an amortized cost of $564 million. At December 31, 2014, IO MBS had a net unrealized loss of $27 million and had an amortized cost of $427 million. The fair value of IOs at December 31, 2015 and December 31, 2014 was $519 million, and $400 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations and Comprehensive Income.

December 31, 2015
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$736,040	$-	$736,040	$(8,779)	$-	$(8,779)
Senior, interest-only	-	18,113	18,113	-	(52,457)	(52,457)
Subordinated	81,588	2,309	83,896	(1,971)	(5,606)	(7,577)
Subordinated, interest-only	-	62	62	-	(4,035)	(4,035)
Agency MBS
Residential	18,593	-	18,593	(52,001)	-	(52,001)
Commercial	8,052	-	8,052	(8,001)	-	(8,001)
Interest-only	-	2,756	2,756	-	(9,640)	(9,640)
Total	$844,273	$23,240	$867,512	$(70,752)	$(71,738)	$(142,490)

December 31, 2014
(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$843,680	$-	$843,680	$(355)	$-	$(355)
Senior, interest-only	-	17,378	17,378	-	(37,467)	(37,467)
Subordinated	108,091	-	108,091	(309)	-	(309)
Subordinated, interest-only	-	194	194	-	(2,966)	(2,966)
Agency MBS
Residential	108,802	-	108,802	(13,199)	-	(13,199)
Interest-only	-	1,326	1,326	-	(5,020)	(5,020)
Total	$1,060,573	$18,898	$1,079,471	$(13,863)	$(45,453)	$(59,316)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at December 31, 2015 and December 31, 2014.

	December 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,651,869	$57.47	$77.39	3.8%	13.7%
Senior, interest-only	5,426,029	4.95	4.32	1.7%	12.9%
Subordinated	762,466	69.25	79.26	3.2%	8.8%
Subordinated, interest-only	284,931	5.34	3.95	1.2%	10.9%
Agency MBS
Residential pass-through	5,045,418	105.07	104.41	3.7%	2.8%
Commercial pass-through	952,091	102.27	102.28	3.4%	2.9%
Interest-only	6,722,472	4.17	4.06	0.8%	3.4%

(1) Bond Equivalent Yield at period end.

	December 31, 2014
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,435,362	$55.09	$79.63	4.3%	15.9%
Senior, interest-only	5,221,937	4.35	3.97	1.6%	14.4%
Subordinated	690,599	50.18	65.79	3.1%	10.6%
Subordinated, interest-only	216,403	4.43	3.14	0.9%	9.2%
Agency MBS
Pass-through	7,774,266	104.96	106.19	4.0%	3.2%
Interest-only	3,884,523	4.89	4.79	0.9%	3.1%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
AAA	0.5%	0.9%
AA	0.4%	0.4%
A	0.8%	0.0%
BBB	0.4%	0.4%
BB	5.2%	1.9%
B	3.0%	5.6%
Below B or not rated	89.7%	90.8%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2015 and December 31, 2014 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

December 31, 2015
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$374,462	$1,629,564	$822,095	$2,826,121
Senior interest-only	1,458	41,862	123,538	67,313	234,171
Subordinated	2,229	108,728	212,003	281,335	604,295
Subordinated interest-only	-	-	11,254	-	11,254
Agency MBS
Residential	-	150,357	5,117,491	-	5,267,848
Commercial	-	-	29,176	944,611	973,787
Interest-only	-	106,069	161,413	5,707	273,189
Total fair value	$3,687	$781,478	$7,284,439	$2,121,060	$10,190,665
Amortized cost
Non-Agency RMBS
Senior	$-	$281,255	$1,235,528	$582,077	$2,098,860
Senior interest-only	2,440	59,823	135,359	70,893	268,515
Subordinated	2,208	86,728	168,403	270,636	527,975
Subordinated interest-only	-	-	15,226	-	15,226
Agency MBS
Residential	-	149,111	5,152,144	-	5,301,255
Commercial	-	-	29,156	944,580	973,736
Interest-only	-	106,708	167,646	5,719	280,073
Total amortized cost	$4,648	$683,625	$6,903,462	$1,873,905	$9,465,640

December 31, 2014
(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$1,656	$306,309	$1,678,226	$749,589	$2,735,780
Senior interest-only	515	60,403	110,800	35,498	207,216
Subordinated	-	80,414	245,438	128,496	454,348
Subordinated interest-only	-	-	5,447	1,358	6,805
Agency MBS
Residential	-	4,237,658	3,781,890	235,871	8,255,419
Interest-only	-	82,994	103,109	-	186,103
Total fair value	$2,171	$4,767,778	$5,924,910	$1,150,812	$11,845,671
Amortized cost
Non-Agency RMBS
Senior	$1,205	$255,009	$1,129,932	$506,309	$1,892,455
Senior interest-only	1,294	65,291	124,996	35,724	227,305
Subordinated	-	58,448	188,502	99,616	346,566
Subordinated interest-only	-	-	8,413	1,164	9,577
Agency MBS
Residential	-	4,173,986	3,750,831	234,999	8,159,816
Interest-only	-	83,659	106,138	-	189,797
Total amortized cost	$2,499	$4,636,393	$5,308,812	$877,812	$10,825,516

The Non-Agency RMBS portfolio is subject to credit risk. The Company seeks to mitigate credit risk through its asset selection process. The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. The Company defines Alt-A mortgage securities as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans. At December 31, 2015 and December 31, 2014, 64% and 65% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At December 31, 2015 and December 31, 2014, 17% and 24% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as sub-prime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
Weighted average maturity (years)		22.0		22.5
Weighted average amortized loan to value (1)		67.9%		67.5%
Weighted average FICO (2)		671		679
Weighted average loan balance (in thousands)		$ 330		$ 332
Weighted average percentage owner occupied		82.7%		83.0%
Weighted average percentage single family residence		65.9%		65.5%
Weighted average current credit enhancement		2.4%		1.7%
Weighted average geographic concentration of top four states	CA	30.4%	CA	31.7%
	FL	8.0%	FL	8.4%
	NY	8.0%	NY	7.8%
	NJ	2.5%	NJ	2.9%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2015 and December 31, 2014.

Origination Year	December 31, 2015	December 31, 2014
1998	0.0%	0.0%
1999	0.1%	0.2%
2000	0.6%	0.6%
2001	1.6%	2.1%
2002	0.5%	0.4%
2003	2.2%	2.5%
2004	3.7%	3.9%
2005	21.7%	20.4%
2006	32.9%	28.5%
2007	34.2%	37.6%
2008	1.9%	2.1%
2013	0.5%	0.9%
2014	0.1%	0.8%
2015	0.0%	0.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income. The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
		(dollars in thousands)
Proceeds from sales	$6,244,613	$4,036,033	$1,079,649

Gross realized gains	94,618	98,656	72,946
Gross realized losses	(17,544)	(6,947)	(4,839)
Net realized gain	$77,074	$91,709	$68,107

Included in the gross realized gains for the year ended December 31, 2015 are exchanges of securities with a fair value of $95 million, where the Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $24 million for the year ended December 31, 2015 reflected in earnings. For the year ended December 31, 2014 the fair value of these exchanges of securities was $89 million and resulted in realized gain of $23 million.

4. Securitized Loans Held for Investment

The Securitized loans held for investment is comprised of two portfolios. The first portfolio is comprised of loans collateralized by non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The second portfolio is comprised primarily of loans collateralized by seasoned sub-prime residential mortgages.

At December 31, 2015, all securitized loans held for investment are carried at fair value. See Note 5 to our Consolidated Financial Statements for a discussion on how the Company determines the fair values of the securitized loans held for investment. As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision. At December 31, 2014, $626 million of securitized loans held for investment comprised primarily of non-conforming, single family, owner occupied, jumbo, prime loans were carried at amortized cost, net of an allowance for loan losses.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at fair value at December 31, 2015 and December 31, 2014:

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014
	(dollars in thousands)
Balance, beginning of period(1)	$5,306,501	$-
Purchases	577,036	4,722,824
Principal paydowns	(707,996)	(173,597)
Sales and settlements	(9,638)	-
Net periodic acrretion (amortization)	(19,100)	5,028
Change in fair value	(90,581)	144,960
Transfer due to deconsolidation	(287,806)	-
Balance, end of period	$4,768,416	$4,699,215

(1) Includes Securitized loans held for investment of $607 million for which the fair value option election was made beginning January 1, 2015.

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Jumbo prime residential mortgage loans

The securitized loan portfolio collateralized by jumbo prime residential mortgages was originated during the following years:

Origination Year	December 31, 2015	December 31, 2014
2004	0.1%	0.9%
2007	8.5%	8.1%
2008	7.4%	7.0%
2009	0.3%	0.2%
2010	5.1%	6.3%
2011	33.1%	35.4%
2012	45.5%	42.1%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized primarily of non-conforming, single family, owner occupied, jumbo, prime mortgages follows:

	December 31, 2015		December 31, 2014
Number of loans		657		869
Weighted average maturity (years)		25.5		26.4
Weighted average loan to value (1)		70.7%		71.6%
Weighted average FICO (2)		765		766
Weighted average loan balance (in thousands)		$ 682		$ 716
Weighted average percentage owner occupied		94.3%		95.0%
Weighted average percentage single family residence		70.1%		71.0%
Weighted average geographic concentration of top five states	CA	32.4%	CA	34.8%
	VA	6.4%	NJ	5.6%
	NJ	6.3%	VA	5.5%
	MD	6.2%	MD	5.1%
	TX	5.1%	NY	5.1%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the outstanding principal balance of the jumbo prime loans which are 30 days delinquent and greater as reported by the servicer at December 31, 2015 and December 31, 2014.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
December 31, 2015	$3,079	$-	$2,915	$-	$2,875	$2,312	$11,181
December 31, 2014	$2,621	$565	$988	$-	$7,152	$-	$11,326

The fair value of the jumbo prime residential mortgage loans 90 days or more past due is $2 million as of December 31, 2015.

Seasoned sub-prime residential mortgage loans

The securitized loan portfolio collateralized by seasoned sub-prime residential mortgages originated during the following years:

Origination Year	December 31, 2015	December 31, 2014
2002 and prior	11.2%	6.0%
2003	4.0%	4.4%
2004	11.1%	12.3%
2005	19.3%	20.6%
2006	17.4%	18.2%
2007	25.4%	26.3%
2008	9.5%	9.9%
2009	1.1%	1.2%
2010 and later	1.0%	1.1%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized by seasoned sub-prime residential mortgages follows:

	December 31, 2015		December 31, 2014
Number of loans		56,870		58,170
Weighted average maturity (years)		21.5		22.2
Weighted average loan to value (1)		80.7%		80.3%
Weighted average FICO (1)		625		629
Weighted average loan balance (in thousands)		$ 76		$ 79
Weighted average percentage owner occupied		96.0%		95.8%
Weighted average percentage single family residence		72.5%		73.6%
Weighted average geographic concentration of top five states	CA	8.8%	CA	9.3%
	FL	7.2%	FL	7.0%
	NC	7.1%	NC	7.0%
	VA	6.3%	VA	6.4%
	OH	6.1%	OH	6.0%
(1) As provided by the Trustee

The following table summarizes the outstanding principal balance of the loan portfolio consisting of seasoned sub-prime residential mortgage loans which are 30 days delinquent and greater as reported by the servicer at December 31, 2015 and December 31, 2014.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
December 31, 2015	$ 189,816	$ 66,429	$ 125,897	$ 117,308	$ 218,493	$ 36,124	$ 754,067
December 31, 2014	$ 226,154	$ 92,363	$ 192,245	$ 154,279	$ 80,148	$ 16,556	$ 761,745

The fair value of seasoned sub-prime residential mortgage loans 90 days or more past due is $341 million as of December 31, 2015.

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

The following table summarizes the changes in the allowance for loan losses for the securitized mortgage loan portfolio carried at amortized cost at December 31, 2014:

December 31, 2014

Balance, beginning of period	$9,063
Provision for loan losses	(232)
Charge-offs	(1,557)
Balance, end of period	$7,274

The Company established an allowance for loan losses related to jumbo prime securitized loans carried at amortized cost that is composed of a general and specific reserve. The balance in the allowance for loan losses related to the general reserve and specific reserve at December 31, 2014 was $3 million and $4 million, respectively.

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

As all loans are carried at fair value as of December 31, 2015, there is no longer a reserve for losses as of December 31, 2015.

The following table displays the loan product type and accompanying loan characteristic of residential loans recorded on our consilidated balance sheets as of December 31, 2015 and 2014.

December 31, 2015
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	2,119	1.7% to 15.2%	2/1/2003 - 10/1/2055	138,321	11,140	5,292
$250 to $500	66	2% to 10.375%	1/1/2030 - 9/1/2055	23,021	1,201	2,277
$500 to $750	29	2% to 5.75%	2/1/2032 - 4/1/2038	17,186	-	1,688
$750 to $1,000	7	2.875% to 2.875%	1/1/2038 - 4/1/2038	5,867	-	-
Over $1,000	6	2.875% to 4%	12/1/2037 - 4/1/2038	8,402	-	1,730
	2,227			192,797	12,341	10,986

Hybrid loans:
$1 to $250	2	6.67% to 6.83%	8/1/2037 - 9/1/2037	193	-	-
$250 to $500	2	5.762% to 5.875%	7/1/2037 - 4/1/2038	908	-	-
$500 to $750	8	4% to 7.188%	7/1/2037 - 3/1/2038	4,751	1,081	1,744
$750 to $1,000	2	5.625% to 5.75%	4/1/2037 - 4/1/2038	1,730	-	-
	14			7,582	1,081	1,744

Fixed loans:
$1 to $250	52,774	0% to 24%	1/1/1999 - 5/1/2062	3,540,447	245,151	359,559
$250 to $500	1,957	2% to 11.93%	12/1/2019 - 10/1/2065	645,347	33,405	58,336
$500 to $750	374	2% to 9.75%	6/1/2022 - 9/1/2057	226,481	3,205	4,005
$750 to $1,000	130	3.75% to 7%	7/1/2037 - 10/1/2042	112,490	1,729	1,892
Over $1,000	51	2.25% to 7.125%	3/1/2013 - 10/1/2042	62,773	-	-
	55,286			4,587,538	283,490	423,792

Total	57,527			4,787,918	296,912	436,521

December 31, 2014
(dollars in thousands)
Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment:
Adjustable rate loans:
$250 to $500	7	2.00% to 3.00%	8/1/2037 - 2/1/2042	3,131	-	-
$500 to $750	12	2.00% to 4.00%	1/1/2038 - 4/1/2038	7,497	565	-
$750 to $1,000	5	2.75% to 2.875%	1/1/2038 - 4/1/2038	4,328	-	-
Over $1,000	4	2.875% to 4.00%	12/1/2037 - 3/1/2038	5,879	-	1,730
	28			20,835	565	1,730

Hybrid loans:
$0 to $250	3	6.50% to 6.83%	8/1/2037 - 1/1/2038	283	-	-
$250 to $500	11	2.125% to 6.875%	6/1/2037 - 4/1/2038	5,123	-	498
$500 to $750	31	2.75% to 7.188%	5/1/2037 - 4/1/2038	18,817	1,154	1,709
$750 to $1,000	5	5.625% to 6.35%	4/1/2037 - 4/1/2038	4,327	-	-
Over $1,000	3	3.00% to 5.75%	2/1/2038 - 4/1/2038	4,170	-	1,629
	53			32,720	1,154	3,836

Fixed loans:
$0 to $250	2	4.375% to 6.75%	6/1/2037 - 8/1/2042	85	-	-
$250 to $500	137	2.00% to 7.875%	7/1/2022 - 10/1/2042	61,868	-	958
$500 to $750	371	2.00% to 7.875%	9/1/2022 - 10/1/2042	230,894	506	1,616
$750 to $1,000	190	3.50% to 7.00%	9/1/2037 - 10/1/2042	165,065	961	-
Over $1,000	88	2.25% to 7.125%	1/1/2038 - 10/1/2042	110,440	-	-
	788			568,352	1,467	2,574

Total	869			621,907	3,186	8,140

Held-for-Investment at fair value:
Adjustable rate loans:
$0 to $250	570	1.625% to 13.99%	5/1/2017 - 11/1/2054	57,908	1,451	3,663
$250 to $500	61	1.875% to 9.375%	3/1/2034 - 5/1/2054	19,641	395	3,138
$500 to $750	4	4.29% to 5.75%	2/1/2032 - 6/1/2035	2,210	-	547
	635			79,759	1,846	7,348

Fixed loans:
$0 to $250	55,300	0.00% to 24.00%	7/1/2012 - 5/1/2062	3,789,721	275,076	356,916
$250 to $500	2,128	0.00% to 11.93%	6/1/2014 - 11/1/2065	688,464	37,387	75,661
$500 to $750	106	2.00% to 9.75%	6/1/2022 - 9/1/2057	60,445	3,405	3,303
$750 to $1,000	1	5.50% to 5.50%	7/1/2037 - 7/1/2037	804	804	-
	57,535			4,539,434	316,672	435,880

Total	58,170			4,619,193	318,518	443,228

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

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products evolve and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methodology utilized by the Company for the periods presented is unchanged. The methods used to produce a fair value calculation may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants. Using different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

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

Securitized loans collateralized by jumbo, prime residential mortgages:

The securitized loans collateralized by jumbo, prime residential mortgages are carried at fair value as of December 31, 2015. The securitized loans are held as part of a consolidated CFE. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the securitized loans collateralized by jumbo, prime residential mortgages is based on the fair value of the securitized debt. See discussion of the fair value of Securitized Debt, collateralized by Loans Held for Investment at fair value below.

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

Derivatives

Interest Rate Swaps and Swaptions

The Company uses clearing exchange market prices to determine the fair value of its exchange cleared interest rate swaps. For bi-lateral swaps, the Company determines the fair value based on the net present value of expected future cashflows on the swap. The Company uses option pricing model to determine the fair value of its swaptions. The Company compares its own estimate of fair value to clearing market prices to evaluate for reasonableness. The clearing exchange pricing quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps and swaptions are modeled by the Company by incorporating such factors as the term to maturity, swap curve, overnight index swap rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified the characteristics used to determine the fair value of interest rate swaps as Level 2 inputs in the fair value hierarchy.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2015 and December 31, 2014 is presented below.

December 31, 2015
(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total

Assets:
Non-Agency RMBS, at fair value	$-	$-	3,675,841	$-	$3,675,841
Agency RMBS, at fair value	-	6,514,824	-	-	6,514,824
Securitized loans held for investment, at fair value	-	-	4,768,416	-	4,768,416
Derivatives	1,599	18,987	-	(5,126)	15,460

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(3,720,496)	-	(3,720,496)
Derivatives	(192)	(57,042)	-	47,600	(9,634)
Total	$1,407	$6,476,769	$4,723,761	$42,474	$11,244,411

December 31, 2014
(dollars in thousands)

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total

Assets:
Non-Agency RMBS, at fair value	$-	$-	$3,404,149	$-	$3,404,149
Agency RMBS, at fair value	-	8,441,522	-	-	8,441,522
Securitized loans held for investment, at fair value	-	-	4,699,215	-	4,699,215
Derivatives		4,798		(1,167)	3,631

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(3,868,366)	-	(3,868,366)
Derivatives	(7,227)	(113,679)	(71)	106,800	(14,177)
Total	$(7,227)	$8,332,641	$4,234,927	$105,633	$12,665,974

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at December 31, 2015 and December 31, 2014.

Fair Value Reconciliation, Level 3

	For the Year Ended
	December 31, 2015
	(dollars in thousands)

	Non-Agency RMBS	Derivatives	Securitized Loans(1)	Securitized Debt	Total
Beginning balance Level 3 assets	$3,404,149	$(71)	$5,306,501	$(4,383,217)	$4,327,362
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Transfer due to consolidation/deconsolidation	(59,646)	-	(287,806)	243,732	(105,870)
Purchases	1,045,534	-	577,036	(1,668,654)	(46,084)
Principal payments	(385,822)	-	(707,996)	743,329	(350,489)
Sales and Settlements	(252,532)	(597)	(9,638)	1,395,292	1,132,526
Accretion (amortization) of purchase discounts	117,836	-	(19,100)	(6,344)	94,542
Gains (losses) included in net income
Other than temporary credit impairment losses	(67,444)	-	-	-	(67,444)
Realized gains (losses) on sales and settlements	28,724	443	-	(5,930)	23,236
Net unrealized gains (losses) included in income	(18,874)	225	(90,581)	(38,704)	(147,934)
Gains (losses) included in other comprehensive income				-	-
Total unrealized gains (losses) for the period	(136,084)	-	-	-	(136,084)
Ending balance Level 3 assets	$3,675,841	$-	$4,768,416	$(3,720,496)	$4,723,761
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

There were no transfers to or from Level 3 for the years ended December 31, 2015 and 2014. The primary cause of the changes in fair value of the securitized loans and the securitized debt included in the tables above are due to changes in credit risk of the portfolio.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of December 31, 2015 and December 31, 2014 follows:

	December 31, 2015				December 31, 2014
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	5.5%	1% -17%	0% -22%	35% -95%	4.7%	1% - 12%	0% - 29%	50% - 85%
Senior interest-only	13.1%	3% -25%	0% -23%	1% -95%	14.4%	1% - 25%	0% - 32%	50% - 85%
Subordinated	6.6%	1% -22%	0% -20%	5% -91%	5.8%	1% - 16%	0% - 19%	10% - 78%
Subordinated interest-only	17.4%	6% -13%	0% -10%	1% -64%	22.0%	1% - 10%	0% - 14%	50% - 65%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value as of December 31, 2015 and December 31, 2014 follows:

December 31, 2015
Significant Inputs
	CPR	CDR	Loss Severity
	Range	Range	Range
Securitized debt at fair value, collateralized by loans held for investment	4% - 32%	0% - 6%	35% - 65%

December 31, 2014
Significant Inputs
	CPR	CDR	Loss Severity
	Range	Range	Range
Securitized debt at fair value, collateralized by loans held for investment	3% - 8%	0% - 9%	50% - 73%

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

Sensitivity of Significant Inputs – Securitized loans held for investment

The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment collateralized by seasoned sub-prime residential mortgage loans, as of December 31, 2015 and December 31, 2014 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment at fair value as of December 31, 2015 and December 31, 2014 follows:

	December 31, 2015		December 31, 2014
	Significant Inputs		Significant Inputs
	Base Rate	Weighted Average/Percent of loan pool	Base Rate	Weighted Average/Percent of loan pool

Factor:
Coupon
Clean	4.4%	6.9%	4.4%	6.6%
Reperforming	5.3%	6.7%	5.3%	6.6%

FICO	620	625	620	637

Loan-to-value (LTV)	90%	81%	90%	81%

Occupancy
Owner Occupied	N/A	96%	N/A	96%
Investor	N/A	4%	N/A	4%
Secondary	N/A	0%	N/A	0%

Property Type
Single family	N/A	77%	N/A	79%
Manufactured housing	N/A	11%	N/A	15%
Multi-family/mixed use/other	N/A	12%	N/A	6%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2015 and December 31, 2014.

	December 31, 2015
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	(7,439,339)	(7,466,409)
Securitized debt, collateralized by Non-Agency RMBS	3	(529,415)	(518,941)

	December 31, 2014
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Securitized loans held for investment	3	626,112	626,100
Repurchase agreements	2	(8,455,381)	(8,473,836)
Securitized debt, collateralized by Non-Agency RMBS	3	(704,915)	(708,623)
Securitized debt, collateralized by loans held for investment	3	(521,997)	(514,851)

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of December 31, 2015 and December 31, 2014 is:

	December 31, 2015	December 31, 2014
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$5,324,729	$7,422,040
Non-agency MBS (in thousands)	2,114,610	1,033,341
Total:	$7,439,339	$8,455,381
Average daily balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$5,776,980	$4,862,939
Non-agency MBS (in thousands)	$1,627,909	329,716
Total:	$7,404,889	$5,192,655

Weighted average borrowing rate of Repurchase agreements secured by:
Agency MBS	0.64%	0.44%
Non-agency MBS	2.44%	1.98%

Weighted average maturity of Repurchase agreements secured by:
Agency MBS	53 Days	94 Days
Non-agency MBS	137 Days	146 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$5,655,410	$7,822,554
Non-agency MBS (in thousands)	3,117,875	1,487,184
Total:	$8,773,285	$9,309,738

At December 31, 2015 and December 31, 2014, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Overnight	$-	$-
1 to 29 days	3,312,902	2,652,717
30 to 59 days	2,501,513	1,371,856
60 to 89 days	246,970	656,915
90 to 119 days	430,026	2,068,740
Greater than or equal to 120 days	947,928	1,705,153
Total	$7,439,339	$8,455,381

At December 31, 2015 and December 31, 2014, the Company had an amount at risk with Credit Suisse First Boston of 10% of its equity related to the collateral posted on repurchase agreements. As of December 31, 2015 the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 25 days and the amount at risk was $303 million. As of December 31, 2014 the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 156 days and the amount at risk was $367 million.  There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of December 31, 2015 and December 31, 2014.

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

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2015 and December 31, 2014 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $545 million and $727 million, respectively. At December 31, 2015 and December 31, 2014, the debt carried a weighted average cost of financing equal to 4.49% and 4.28%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During 2014, the Company acquired securitized debt collateralized by Non-Agency RMBS with an outstanding principal balance of $54 million for $56 million.  This transaction resulted in a loss on the extinguishment of debt of $2 million.  This loss is reflected in earnings for the year ended December 31, 2014.

The following table presents the estimated principal repayment schedule of the securitized debt at December 31, 2015 and December 31, 2014, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Within One Year	$137,642	$175,713
One to Three Years	178,191	220,995
Three to Five Years	60,872	112,779
Greater Than Five Years	52,280	96,266
Total	$428,985	$605,753

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2015 and December 31, 2014 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $3.8 billion and $4.5 billion, respectively. During the year ended December 31, 2015 and 2014, the company recognized a loss of $39 million and a gain of $26 million, respectively, on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value.

During the year ended 2015, the Company acquired securitized debt collateralized by loans with an outstanding principal balance of $1.4 billion for $1.4 billion.  This transaction resulted in a net loss on the extinguishment of debt of $6 million.  This loss is reflected in earnings for the year ended December 31, 2015.

At December 31, 2015 and December 31, 2014 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 3.24% and 3.47% respectively. The debt matures between the years 2023 and 2065.

The following table presents the estimated principal repayment schedule of the securitized debt at December 31, 2015 and December 31, 2014, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Within One Year	$591,171	$704,654
One to Three Years	941,704	1,206,241
Three to Five Years	734,291	828,196
Greater Than Five Years	1,502,663	1,577,368
Total	$3,769,829	$4,316,459

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by year at December 31, 2015.

December 31, 2015
(dollars in thousands)

Year	Principal
2016	$1,861,864
2017	217,308
2018	1,334,964
Total	$3,414,136

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of December 31, 2015, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $7.0 billion and liabilities with a carrying value of $4.3 billion. As of December 31, 2014, the Company’s Consolidated Statement of Financial Condition includes consolidated VIEs with $7.9 billion of assets and $5.1 billion of liabilities.

During the third quarter of 2015, the Company acquired the rights to approximately $295 million of seasoned sub-prime residential mortgage loans through the purchase of certain subordinate tranches in CSMC 2015-RPL4 trust, a VIE. The company evaluated the CSMC 2015-RPL4 trust and concluded that its interests in the trust gave the Company the power to direct the activity of the trust. Therefore, the Company concluded that it was the primary beneficiary of the CSMC 2015-RPL4 trust and consolidated the assets and liabilities of the CSMC 2015-RPL4 trust.

During the fourth quarter of 2015, the Company sold certain tranches and re-evaluated the CSMC 2015-RPL4 trust for consolidation and concluded that its remaining interests in the trust no longer gave the Company the power to direct the activity of the trust. Therefore, the Company concluded that it was no longer the primary beneficiary of the CSMC 2015-RPL4 trust and de-consolidated the assets and liabilities of the CSMC 2015-RPL4 trust.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Assets
Non-Agency RMBS, at fair value	$2,140,494	$2,473,467
Securitized loans held for investment, net of allowance for loan losses	-	626,112
Securitized loans held for investment, at fair value	4,768,416	4,699,215
Accrued interest receivable	35,916	39,558
Other Assets	86,452	85,880
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$529,415	$704,915
Securitized debt, collateralized by loans held for investment	-	521,997
Securitized debt at fair value, collateralized by loans held for investment	3,720,496	3,868,366
Accrued interest payable	12,106	16,070

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.

	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$575,715	$428,992	$371,559
Interest expense, Non-recourse liabilities of VIEs	(191,922)	(119,103)	(95,229)
Net interest income	$383,793	$309,889	$276,330

Total other-than-temporary impairment losses	$(2,066)	(3,374)	(4,170)
Portion of loss recognized in other comprehensive income (loss)	(55,552)	(55,392)	(33,749)
Net other-than-temporary credit impairment losses	$(57,618)	$(58,766)	$(37,919)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2015, ranged from less than $1 million to $54 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2014, ranged from less than $1 million to $46 million, with an aggregate amount of $931 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.5 billion at December 31, 2015 and $822 million at December 31, 2014. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2015 and December 31, 2014.

December 31, 2015

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$4,555,400	Derivatives, at fair value, net	$1,232	Derivatives, at fair value, net	$(6,369)
Mortgage Options	-	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Swaptions	779,000	Derivatives, at fair value, net	12,821	Derivatives, at fair value, net	(3,265)
Treasury Futures	752,200	Derivatives, at fair value, net	1,407	Derivatives, at fair value, net	-
Total	$6,086,600		$15,460		$(9,634)

December 31, 2014

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$3,573,000	Derivatives, at fair value, net	$-	Derivatives, at fair value, net	(14,061)
Mortgage Options	200,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	(71)
Swaptions	242,000	Derivatives, at fair value, net	2,889	Derivatives, at fair value, net	(45)
Treasury Futures	1,240,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Total	$5,255,000		$2,889		$(14,177)

As of December 31, 2014, the Company had a net TBA position of $742 thousand which settled in January of 2015. This amount is included in Derivative assets on the Consolidated Statements of Financial Condition as of December 31, 2014.

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income is presented below.

		Net gains (losses) on derivatives
		For the Year Ended

Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2015	December 31, 2014	December 31, 2013
(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$64,819	$(84,913)	$23,740
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(146,173)	(52,523)	(21,857)
Mortgage Options	Net unrealized gains (losses) on derivatives	225	340	-
Mortgage Options	Net realized gains (losses) on derivatives	443	7,505	12,115
Treasury Futures	Net unrealized gains (losses) on derivatives	8,634	(17,856)	10,629
Treasury Futures	Net realized gains (losses) on derivatives	(35,523)	(38,552)	2,029
Swaptions	Net unrealized gains (losses) on derivatives	(6,294)	(1,067)	-
Swaptions	Net realized gains (losses) on derivatives	(353)	(24)	-
Other Derivative Assets	Net unrealized gains (losses) on derivatives	-	-	-
Other Derivative Assets	Net realized gains (losses) on derivatives	(415)	742	-
Total		$(114,637)	$(186,348)	$26,656

(1) Includes loss on termination of interest rate swap of $99 million for the year ended December 31, 2015

The Company paid $99 million to terminate interest rate swaps with a notional value of $1.5 billion during the year ended December 31, 2015. The terminated swaps had original maturities ranging from 2019 to 2044. This amount represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2015 was 1.51% and the weighted average receive rate was 0.36%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2014 was 2.26% and the weighted average receive rate was 0.24%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2013 was 1.81% and the weighted average receive rate was 0.17%.The weighted average maturity on the Company’s interest rate swaps at December 31, 2015, 2014 and 2013 is 4 years, 6 years and 2  years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at December 31, 2015 is approximately $57 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

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

Pursuant to our share repurchase program, during the third and fourth quarter of 2015, we repurchased approximately 18 million shares of our common stock at an average repurchase price of $13.94 per share for a total of $250 million.

During the years ended December 31, 2015, 2014 and 2013, the Company declared dividends to common shareholders totaling $379 million, $370 million and $575 million, respectively, or $1.92, $1.80 and $2.80 per share, respectively.

Earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively, are computed as follows:

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Numerator:
Net income	$250,349	$589,205	$362,686
Effect of dilutive securities:	-	-	-
Dilutive net income available to stockholders	$250,349	$589,205	$362,686

Denominator:
Weighted average basic shares	199,563,196	205,450,095	205,418,876
Effect of dilutive securities	86,981	58,674	95,193
Weighted average dilutive shares	199,650,177	205,508,769	205,514,069

Net income per average share attributable to common stockholders - Basic	$1.25	$2.87	$1.77
Net income per average share attributable to common stockholders - Diluted	$1.25	$2.87	$1.76

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the years ended December 31, 2015 and 2014:

	December 31, 2015
	(dollars in thousands)
	Unrealized gains (losses) on available- for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2014	$1,046,680	$1,046,680
OCI before reclassifications	(263,049)	(263,049)
Amounts reclassified from AOCI	(9,840)	(9,840)
Net current period OCI	(272,889)	(272,889)
Balance as of December 31, 2015	$773,791	$773,791

	December 31, 2014
	(dollars in thousands)

Balance as of December 31, 2013	$990,803	$990,803
OCI before reclassifications	134,113	134,113
Amounts reclassified from AOCI	(78,236)	(78,236)
Net current period OCI	55,877	55,877
Balance as of December 31, 2014	$1,046,680	$1,046,680

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income
Unrealized gains and losses on available-for-sale securities	(dollars in thousands)
	$77,284	$94,382	Net realized gains (losses) on sales of investments
	-	47,846	Realized gain on deconsolidation
	(67,444)	(63,992)	Net other-than-temporary credit impairment losses
	$9,840	$78,236	Income before income taxes
	-	-	Income taxes
	$9,840	$78,236	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), directors, officers and employees of the Company are eligible to receive restricted stock grants.
These awards generally have a restriction period lasting between two to ten years depending on the award, after which time the awards fully vest.  During the vesting period, these shares may not be sold.  Restricted stock may be granted to all employees.  There were 7.4 million shares available for future grants under the 2007 Equity Incentive Plan as of December 31, 2015.

In January, 2016, the Compensation Committee of the Board of Directors of the Company approved the Stock Award Deferral Program. Under the program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the 2007 Equity Incentive Plan (as amended and restated on December 10, 2015). Deferred awards are credited as deferred stock units and are paid at the earlier of separation from service or a date elected by the participant. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments if paid upon separation from service. Deferred awards receive dividend equivalents during the deferral period credited as additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the 2007 Equity Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award.

At December 31, 2015, the Company had employment agreements with five of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

On January 2, 2008, the Company granted restricted stock awards in the amount of 260,200 shares, adjusted for the 1-for-5 split, to employees of FIDAC and its affiliates and the Company’s independent directors. The awards to the independent directors vested on the date of grant and the awards to FIDAC’s employees, which are now Chimera’s employees vest quarterly over a period of 10 years.

On February 2, 2015, the Company granted restricted stock awards in the amount of 84,700 shares to employees of FIDAC and its affiliates. One third of the awards vested on grant date and the remainder will vest pro-rata over a period of two years.

On August 5, 2015, in connection with the management internalization, 15,000 unvested restricted stock awards granted to FIDAC employees who did not become employees of the Company, vested immediately on that date.  The remaining 70,000 unvested restricted stock awards granted to original FIDAC employees that are now employees of the Company were remeasured on August 5, 2015 based on the Company’s stock price on that date and will continue to be amortized over the remaining vesting period, based on their fair value as of August 5, 2015.

The following table presents information with respect to the Company’s restricted stock awards during the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31, 2015		December 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	39,480	88.60	76,800	88.60
Granted	84,692	15.35	44,579	16.60
Vested	(50,988)	88.60	(58,217)	88.60
Forfeited	(2,184)	88.60	(23,682)	88.60
Unvested shares outstanding - end of period	71,000	28.39	39,480	88.60

The Company recognized stock based compensation expenses of $1 million, $166 thousand and $324 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 there was approximately $1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan. That cost is expected to be recognized over a weighted average period of approximately 2 years.

The Company’s independent directors receive a fixed dollar amount of the Company’s common stock in return for services provided to the Company. Equity based awards granted to the independent director’s vest during the year of service. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $975 thousand, $740 thousand and $300 thousand, of stock based compensation to independent directors, respectively. In 2014, $320 thousand of the $895 thousand granted was related to independent directors electing to receive their cash retainer in the form of common stock.

Subsequent to December 31, 2015, the executive officers of the Company were granted 266,000 shares of stock as compensation related to services provided in 2015.  These shares had a market value at the grant date of $3 million and vest equally over a three year period beginning one year from the grant date and will fully vest in in 2019.

The Company also maintains a qualified 401(k) plan.  The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Employees may contribute, through payroll deductions, up to 25% of eligible compensation.  The Company matches 100% of the first 3% of the eligible compensation deferred by employee contributions and 50% of the next 2% of such compensation.  The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vest immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability.  Participants who qualify for distribution may receive a series of specified installment payments.  The 401(k) expense related to the Company’s qualified plan for the year ended December 31, 2015 was $82 thousand.  As we were externally managed prior to 2015, there was no 401(k) expense in 2014 or 2013.

13. Income Taxes

For the years ended December 31, 2015 and December 31, 2014, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the years ended December 31, 2015, 2014 and 2013.

The Company recorded a deferred tax asset of $4 million for the year ended December 31, 2015, relating to activities of its TRSs.  Of this amount, $3 million related to cumulative net operating losses as of December 31, 2015 and $1 million related to losses which were disallowed under Code Section 267(a) during the year ended December 31, 2015. The Company evaluates, based on both positive and negative evidence, the likelihood of realizing its deferred tax assets and established a valuation allowance of $4 million for the year ended December 31, 2015. The Company did not record a deferred tax asset or establish a valuation allowance for the year ended December 31, 2014.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital distributions.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2015 and December 31, 2014.

	December 31, 2015
	(dollars in thousands)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase Agreements	$(7,439,339)	$-	$(7,439,339)	$8,773,285	$37,296	$1,371,242
Interest Rate Swaps - Gross Assets	6,166	(4,934)	1,232	-	-	1,232
Interest Rate Swaps - Gross Liabilities	(53,777)	47,408	(6,369)	8,589	51,424	53,644
Treasury Futures	1,599	(192)	1,407	-	6,420	7,827
Swaptions - Gross Assets	12,821	-	12,821	-	-	12,821
Swaptions - Gross Liabilities	(3,265)	-	(3,265)	-	-	(3,265)
Total Liabilities	$(7,475,795)	$42,282	$(7,433,513)	$8,781,874	$95,140	$1,443,501
(1) Included in other assets

	December 31, 2014
	(dollars in thousands)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase Agreements	$(8,455,381)	$-	$(8,455,381)	$9,309,738	$-	$854,357
Interest Rate Swaps	(113,597)	99,536	(14,061)	19,340	64,796	70,075
Treasury Futures	(7,227)	7,227	-	-	12,595	12,595
Mortgage Options	(71)	-	(71)	-	-	(71)
Swaptions - Gross Asset	2,889	-	2,889	-	-	2,889
Swaptions - Gross Liability	(45)	-	(45)	-	-	(45)
Total Liabilities	$(8,573,432)	$106,763	$(8,466,669)	$9,329,078	$77,391	$939,800
(1) Included in other assets

15. Management Agreement

Until August 5, 2015, the Company was externally managed by a whole-owned subsidiary of Annaly Capital Management, Inc., FIDAC under the terms of a management agreement. On August 5, 2015, the Company announced it had internalized its management and would continue to be led by its key professionals.  In connection with the internalization, the Company and FIDAC agreed to terminate the Management Agreement, without the payment of a termination fee effective immediately.  As part of the termination, the Company entered into a transition services agreement with FIDAC through the end of 2015 (the “Transition Services Agreement”). In addition, FIDAC will continue to provide the Company a number of services previously provided under the Management Agreement at the same level, quality and time frame until December 31, 2015, at which time the Company will have the option to extend the term of the Transition Services Agreement for up to three one-month extension periods. Upon expiration of the term, FIDAC will not provide any further management services to the Company. For the year ended December 31, 2015, the Company incurred $7 million on transition services expenses, which is reported as a part of general and administrative expenses on income statement.

On August 8, 2014, the management agreement was amended and restated. Effective August 8, 2014, the management fee was increased to 1.20% of gross stockholders’ equity from 0.75% of gross stockholders’ equity. The Company incurred management fee expenses of $25 million, $33 million and $26 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

The Company is obligated to reimburse FIDAC for costs incurred on the Company’s behalf under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro-rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses that FIDAC incurred in connection with the Company’s operations.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to the gross assets managed by FIDAC as calculated at each quarter end.  FIDAC and the Company will modify this allocation methodology, subject to the approval of the Company’s Board of Directors if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  During the years ended December 31, 2015, 2014 and 2013, reimbursements to FIDAC were not significant.

The management agreement provide that FIDAC will pay all past and future expenses that the Company or the Audit Committee of the Company incur to: (1) evaluate the Company’s accounting policy related to the application of GAAP to its Non-Agency RMBS portfolio (the “Evaluation”); (2) restate the Company’s financial statements for the period covering 2008 through 2011 as a result of the Evaluation (the “Restatement Filing”); and (3) investigate and evaluate any shareholder derivative demands arising from the Evaluation or the Restatement Filing (the “Investigation”); provided, however, that FIDAC’s obligation to pay expenses applies only to expenses not paid by the Company’s insurers under its insurance policies. Expenses shall include, without limitation, fees and costs incurred with respect to auditors, outside counsel, and consultants engaged by the Company or the Audit Committee of the Company for the Evaluation, Restatement Filing and the Investigation. The amount paid by FIDAC related to these expenses for each of the year ended December 31, 2015, 2014 and 2013 is $7 million, $32 million and $7 million, respectively. None of the reimbursement payments is attributable to the compensation of our named executive officers. Included in the $32 million of reimbursements received in 2014 is a one-time reimbursement of $24 million to resolve issues raised in derivative demand letters sent to Chimera’s Board of Directors. This $24 million is included as an Other (income) expense in the consolidated statement of operations and comprehensive income of 2014.

16. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. Management is not aware of any contingencies that require accrual or disclosure as of December 31, 2015 and December 31, 2014.

17. Subsequent Events

Subsequent to December 31, 2015, the Company increased its existing share buyback program by $100 million from $250 million to $350 million.

The Audit Committee also pursued additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements, which were resolved in the first quarter of 2016 and we expect to recover $95 million which will be characterized as taxable income in 2016.

18. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015.

	For the Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$201,912	$211,876	$215,804	$243,145
Interest expense	64,955	67,910	66,044	60,456
Net interest income	136,957	143,966	149,760	182,689
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,311)	(3,129)	(2,208)	(1,052)
Portion of loss recognized in other comprehensive income	(12,385)	(14,703)	(24,893)	(6,763)
Net other-than-temporary credit impairment losses	(14,696)	(17,832)	(27,101)	(7,815)
Net gains (losses) on derivatives	44,546	(92,700)	40,127	(106,610)
Net unrealized gains (losses) on financial instruments at fair value	(69,793)	(40,955)	(37,260)	(10,425)
Gain (loss) on deconsolidation	(256)	-	-	-
Gain (loss) on Extinguishment of Debt	8,906	(19,915)	5,079	-
Net realized gains (losses) on sales of investments	34,285	3,539	9,685	29,565
Total other expenses	24,569	24,362	24,103	20,362
Net income	$115,380	$(48,259)	$116,187	$67,042
Net income per share-basic	$0.61	$(0.24)	$0.57	$0.33

	For the Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$242,455	$190,355	$134,318	$120,667
Interest expense	65,794	38,886	20,680	22,425
Net interest income	176,661	151,469	113,638	98,242
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,774)	(726)	(3,813)	(400)
Portion of loss recognized in other comprehensive income	(51,347)	(1,264)	(1,534)	(1,134)
Net other-than-temporary credit impairment losses	(55,121)	(1,990)	(5,347)	(1,534)
Net gains (losses) on derivatives	(125,936)	(10,177)	(42,289)	(7,946)
Net unrealized gains (losses) on financial instruments at fair value	9,812	162,921	5,791	15,010
Gain of deconsolidation	-	-	47,846	-
Loss on Extinguishment of Debt	-	-	-	(2,184)
Net realized gains (losses) on sales of investments	23,564	64,107	(4,339)	8,377
Total other expenses	22,494	(11,250)	10,531	9,597
Net income	$6,486	$377,580	$104,769	$100,368
Net income per share-basic	$0.03	$1.85	$0.50	$0.49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CHIMERA INVESTMENT CORPORATION

Date	By:	/s/ Matthew Lambiase
Matthew Lambiase Chief Executive Officer and President February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 25, 2016
Matthew Lambiase

/s/ Robert Colligan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016
Robert Colligan

/s/ Mark Abrams	Director	February 25, 2016
Mark Abrams

/s/ Paul A. Keenan	Director	February 25, 2016
Paul A. Keenan

/s/ Paul Donlin	Director	February 25, 2016
Paul Donlin

/s/ Gerard Creagh	Director	February 25, 2016
Gerard Creagh
/s/ Dennis Mahoney	Director	February 25, 2016
Dennis Mahoney
/s/ John P. Reilly	Director	February 25, 2016
John P. Reilly

S-1