Form 10-Q
period 2016-03-31
CHIMERA INVESTMENT CORP
filed 2016-05-04
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2016

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 29, 2016
Common Stock, $.01 par value	187,729,765

CHIMERA INVESTMENT CORPORATION
FORM 10-Q

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$190,453	$114,062
Non-Agency RMBS, at fair value	3,580,250	3,675,841
Agency MBS, at fair value	6,661,289	6,514,824
Securitized loans held for investment, at fair value	4,613,492	4,768,416
Accrued interest receivable	65,053	66,247
Other assets	190,855	189,796
Derivatives, at fair value, net	5,565	15,460
Total assets (1)	$15,306,957	$15,344,646

Liabilities:
Repurchase agreements, MBS ($8.9 billion and $8.8 billion pledged as collateral, respectively)	$7,545,631	$7,439,339
Securitized debt, collateralized by Non-Agency RMBS ($2.0 billion and $2.1 billion pledged as collateral, respectively)	492,107	529,415
Securitized debt at fair value, collateralized by loans held for investment ($4.6 billion and $4.8 billion pledged as collateral, respectively)	3,617,294	3,720,496
Payable for investments purchased	582,875	560,641
Accrued interest payable	45,873	37,432
Dividends payable	90,367	90,097
Accounts payable and other liabilities	5,594	11,404
Derivatives, at fair value	13,581	9,634
Total liabilities (1)	12,393,322	12,398,458

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,729,765 and 187,711,868 shares issued and outstanding, respectively	1,877	1,877
Additional paid-in-capital	3,366,670	3,366,568
Accumulated other comprehensive income	842,265	773,791
Accumulated deficit	(1,297,177)	(1,196,048)
Total stockholders' equity	$2,913,635	$2,946,188
Total liabilities and stockholders' equity	$15,306,957	$15,344,646

(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities ("VIEs") that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corp.). As of March 31, 2016 and December 31, 2015, total assets of consolidated VIEs were $6,795,923 and $7,031,278, respectively, and total liabilities of consolidated VIEs were $4,121,346 and $4,262,017, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarter Ended
Net Interest Income:	March 31, 2016	March 31, 2015
Interest income (1)	$201,194	$243,145
Interest expense (2)	62,981	60,456
Net interest income	138,213	182,689

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(4,423)	(1,052)
Portion of loss recognized in other comprehensive income	(6,255)	(6,763)
Net other-than-temporary credit impairment losses	(10,678)	(7,815)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(101,110)	4,055
Realized gains (losses) on terminations of interest rate swaps	(458)	(68,579)
Net realized gains (losses) on derivatives	(34,969)	(42,086)
Net gains (losses) on derivatives	(136,537)	(106,610)
Net unrealized gains (losses) on financial instruments at fair value	16,871	(10,425)
Net realized gains (losses) on sales of investments	(2,674)	29,565
Gains (losses) on Extinguishment of Debt	(1,766)	-
Total other gains (losses)	(124,106)	(87,470)

Other income:
Other income	95,000	-
Total other income	95,000	-

Other expenses:
Management fees	-	10,326
Expense recoveries from Manager	-	(1,113)
Net management fees	-	9,213

Compensation and benefits	5,222	471
General and administrative expenses	4,503	4,290
Servicing Fees of consolidated VIEs	5,577	6,388
Total other expenses	15,302	20,362

Income (loss) before income taxes	83,127	67,042
Income taxes	29	1
Net income (loss)	$83,098	$67,041

Net income (loss) per share available to common shareholders:
Basic	0.44	$0.33
Diluted	$0.44	$0.33

Weighted average number of common shares outstanding:
Basic	187,723,472	205,527,476
Diluted	187,840,182	205,566,956

Comprehensive income (loss):
Net income (loss)	$83,098	$67,041
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	59,408	(19,912)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	10,678	7,815
Reclassification adjustment for net realized losses (gains) included in net income	(1,612)	(29,076)
Other comprehensive income (loss)	68,474	(41,173)
Comprehensive income (loss)	$151,572	$25,868

(1) Includes interest income of consolidated VIEs of $131,980 and $150,618 for the quarters ended March 31, 2016 and 2015 respectively. See Note 8 for further discussion.

(2) Includes interest expense of consolidated VIEs of $39,250 and $46,753 for the quarters ended March 31, 2016 and 2015 respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2014	$2,054	$3,614,412	$1,046,680	$(1,055,456)	$3,607,690
Net income (loss)	-	-	-	67,041	67,041
Cumulative effect of accounting change (1)	-	-	-	(12,137)	(12,137)
Other comprehensive income (loss)	-	-	(41,173)	-	(41,173)
Stock based compensation	2	451	-	-	453
Common dividends declared	-	-	-	(98,679)	(98,679)
Balance, March 31, 2015	$2,056	$3,614,863	$1,005,507	$(1,099,231)	$3,523,195

Balance, December 31, 2015	$1,877	$3,366,568	$773,791	$(1,196,048)	$2,946,188
Net income (loss)	-	-	-	83,098	83,098
Other comprehensive income (loss)	-	-	68,474	-	68,474
Stock based compensation	0	102	-	-	102
Common dividends declared	-	-	-	(184,227)	(184,227)
Balance, March 31, 2016	$1,877	$3,366,670	$842,265	$(1,297,177)	$2,913,635
(1) Adoption of ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarter Ended
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities:
Net income	$83,098	$67,041
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	6,469	(12,897)
Accretion (amortization) of deferred financing costs and
securitized debt discounts/premiums, net	2,581	1,384
Amortization of swaption premium	1,656	-
Net unrealized losses (gains) on derivatives	101,110	(4,055)
Proceeds (payments) for derivative sales and settlements	-	(7,387)
Margin (paid) received on derivatives	(98,958)	3,635
Net unrealized losses (gains) on financial instruments at fair value	(16,871)	10,425
Net realized losses (gains) on sales of investments	2,674	(29,565)
Net other-than-temporary credit impairment losses	10,678	7,815
(Gain) loss on extinguishment of debt	1,766	-
Equity-based compensation expense	102	453
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	1,194	(3,497)
Decrease (increase) in other assets	9,440	(5,082)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(5,810)	(1,754)
Increase (decrease) in investment management fees and expenses payable to affiliate	-	11
Increase (decrease) in accrued interest payable, net	8,441	7,483
Net cash provided by (used in) operating activities	$107,570	$34,010
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(441,308)	$(2,549,198)
Sales	270,196	2,734,874
Principal payments	123,590	343,066
Non-Agency RMBS portfolio:
Purchases	(41,947)	(478,933)
Sales	283	109,020
Principal payments	124,013	70,149
Securitized loans held for investment:
Purchases	-	-
Principal payments	145,871	167,400
Net cash provided by (used in) investing activities	$180,698	$396,378
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$7,897,654	$12,717,788
Payments on repurchase agreements	(7,791,362)	(12,876,945)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	98,263	-
Payments on securitized debt borrowings, collateralized by loans held for investment	(197,595)	(189,727)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(34,880)	(34,124)
Common dividends paid	(183,957)	(92,483)
Net cash provided by (used in) financing activities	$(211,877)	$(475,491)
Net increase (decrease) in cash and cash equivalents	76,391	$(45,103)
Cash and cash equivalents at beginning of period	114,062	164,620
Cash and cash equivalents at end of period	$190,453	$119,517

Supplemental disclosure of cash flow information:
Interest received	$208,857	$226,749
Interest paid	$51,959	$54,359
Management fees and expenses paid	$-	$10,315

Non-cash investing activities:
Receivable for investments sold	$-	$962,121
Payable for investments purchased	$582,875	$489,784
Net change in unrealized gain (loss) on available-for sale securities	$68,474	$(41,173)

Non-cash financing activities:
Common dividends declared, not yet paid	$90,367	$98,679

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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has six wholly owned direct subsidiaries: Chimera RMBS Whole Pool LLC, and Chimera RMBS LLC, both qualified REIT subsidiaries (“QRS”) formed in June 2009; CIM Trading Company LLC (“CIM Trading”), a TRS formed in July 2010; Chimera Funding TRS LLC, a TRS formed in October 2013, Chimera CMBS Whole Pool LLC, a QRS formed in March 2015; and Chimera Insurance Company, LLC, a QRS formed in July 2015.

Until August 5, 2015, the Company was externally managed by Fixed Income Discount Advisory Company (“FIDAC” or “Manager”), under the terms of a management agreement (“Management Agreement”). On August 5, 2015, the Company announced it had internalized its management and would continue to be led by its key professionals. In connection with the internalization, the Company and FIDAC terminated the Management Agreement.

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at March 31, 2016 and December 31, 2015.

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

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. The Company recognized a gain of $8 million for the quarter ended March 31, 2016 related to REO which is presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at March 31, 2016 and December 31, 2015 was $19 million and $18 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

Certain transactions involving residential mortgage loans are accounted for as secured borrowings, and are recorded as Securitized loans held for investment and the corresponding debt as Securitized debt, collateralized by loans held for investment in the Consolidated Statements of Financial Condition. These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal to the debt holders of that securitization. The Securitized debt, collateralized by loans held for investment, is carried at fair value.

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

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $251 million and $245 million as of March 31, 2016 and December 31, 2015. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $179 million and $273 million as of March 31, 2016 and December 31, 2015. Interest income reported on all IO securities was $12 million and $13 million for the quarters ended March 31, 2016 and 2015, respectively.

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

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings is $16 million and $20 million as of March 31, 2016 and December 31, 2015, respectively.

Securitized Loans Held for Investment:

The Company’s securitized loans held for investment are carried at fair value with changes in fair value reflected in earnings. The Company carries securitized loans held for investment at fair value as it may resecuritize these loans in the future. Additionally, the fair value option allows both the loans and related financing to be consistently reported at fair value and to achieve operational and valuation simplifications.

Changes in fair value of securitized loans held for investment are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income.

Securitized Debt, Collateralized by Loans Held for Investment:

The Company’s securitized debt, collateralized by loans held for investment is carried at fair value with changes in fair value reflected in earnings. The Company has elected fair value option for these financings as it may call or restructure these debt financings in the future. Additionally, the fair value option allows both the loans and related financing to be consistently reported at fair value and to achieve operational and valuation simplifications.

Changes in fair value of securitized debt, collateralized by loans held for investment are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income.

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
A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2016 or 2015.

(m) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock.

(n) Stock-Based Compensation

The Company measures the fair value of the equity instrument granted to non-employees using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the recipient is reached or the date at which the recipient’s performance is complete. Stock compensation expense related to the grants of stock is recognized over the vesting period of such grants based on the fair value of the stock on each vesting date at which the recipient’s performance is complete.

Compensation expense for equity based awards granted to the Company’s independent directors and stock based compensation awards granted to employees of the Company subject only to service condition is recognized on a straight-line basis over the vesting period of such awards, based upon the fair value of such awards at the grant date adjusted, as applicable, for estimated forfeitures.  For awards subject to graded vesting, the total amount of expense is at least equal to the measured expense of each vested tranche.  Awards subject to only a service condition are valued according to the market price for the Company’s common stock at the date of grant. For awards based on the performance of the Company’s stock price, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The values of these grants are expensed ratably over their respective vesting periods (irrespective of achievement of the performance criteria) adjusted, as applicable, for forfeitures.

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

(p) Recent Accounting Pronouncements

Share Based Payments – (ASU 2016-09)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this updated guidance, companies will no longer record excess tax benefits and certain tax deficiencies associated with an award of equity instruments in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled, and additional paid-in capital pools will be eliminated. The updated guidance will also allow the Company to repurchase more shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance in the ASU is effective for the Company as of January 1, 2017. Early adoption  is allowed. The guidance is to be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded in retained retained earnings. The Company is currently evaluating what impact this update will have on the consolidated financial statements.

Contingent Put and Call Options in Debt Instruments – (ASU 2016-06)

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments Accounting.  This updated guidance clarified that when a call or put option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call or put option is related to interest rates or credit risk in determining whether the option should be accounted for separately as a derivative. The guidance in the ASU is effective for the Company as of January 1, 2017. Early adoption is permitted.  The new guidance applies to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective method as of the beginning of the period of adoption. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements as all of its debt instruments with contingent Put and Call options are eliminated on consolidation.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships – (ASU 2016-05)

In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance in the ASU is effective for the Company as of January 1, 2017. Early adoption is allowed.  The new guidance may be applied prospectively or on a modified retrospective basis. The Company currently does not use hedge accounting for GAAP reporting purposes, therefore this guidance is not expected to have a material effect on the Company’s financial statements.

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

Interest—Imputation of Interest (Subtopic 835-30)

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issue Costs. This update changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company adopted this guidance as of 1 January, 2016. As the unamortized debt issuance costs are not significant, the guidance in this ASU did not have a significant impact on the consolidated financial statements.

Consolidations (Subtopic 810)

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. This update affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. The guidance in the ASU is effective for the Company as of January 1, 2016. The Company has adopted this guidance as of 1 January, 2016. The guidance in this ASU did not change the consolidation conclusion for any of our interests in VIEs and, therefore, did not impact the consolidated financial statements.

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

		March 31, 2016
		(dollars in thousands)

	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,572,750	$313	$(1,516,274)	$2,056,789	$2,746,338	$696,460	$(6,911)	$689,549
Senior, interest-only	5,343,042	269,239	-	269,239	241,102	20,674	(48,811)	(28,137)
Subordinated	735,699	22,055	(248,773)	508,981	582,975	83,670	(9,676)	73,994
Subordinated, interest-only	279,620	14,918	-	14,918	9,835	11	(5,094)	(5,083)

Agency MBS
Residential	5,063,355	248,624	-	5,311,979	5,356,772	46,678	(1,885)	44,793
Commercial	1,072,937	27,991	(3,254)	1,097,674	1,125,517	29,868	(2,025)	27,843
Interest-only	4,011,154	185,830	-	185,830	179,000	2,391	(9,221)	(6,830)
Total	$20,078,557	$768,970	$(1,768,301)	$9,445,410	$10,241,539	$879,752	$(83,623)	$796,129

		December 31, 2015
		(dollars in thousands)

	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,651,869	$309	$(1,553,317)	$2,098,860	$2,826,121	$736,040	$(8,779)	$727,261
Senior, interest-only	5,426,029	268,515	-	268,515	234,171	18,113	(52,457)	(34,344)
Subordinated	762,466	23,635	(258,128)	527,975	604,295	83,896	(7,577)	76,319
Subordinated, interest-only	284,931	15,226	-	15,226	11,254	62	(4,035)	(3,973)

Agency MBS
Residential	5,045,418	255,837	-	5,301,255	5,267,848	18,593	(52,001)	(33,408)
Commercial	952,091	24,815	(3,170)	973,736	973,787	8,052	(8,001)	51
Interest-only	6,722,472	280,073	-	280,073	273,189	2,756	(9,640)	(6,884)
Total	$22,845,276	$868,410	$(1,814,615)	$9,465,640	$10,190,665	$867,512	$(142,490)	$725,022
The table below presents changes in Accretable Yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Balance at beginning of period	$1,742,744	$1,534,497
Purchases	20,183	84,753
Accretion	(36,353)	(69,705)
Reclassification (to) from non-accretable difference	(33)	7,182
Sales and deconsolidation	-	(19,865)
Balance at end of period	$1,726,541	$1,536,862

The table below presents the outstanding principal balance and related amortized cost at March 31, 2016 and December 31, 2015 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	March 31, 2016	December 31, 2015
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,550,698	$3,325,335
End of period	$3,490,858	$3,550,698

Amortized cost:
Beginning of period	$1,958,726	$1,741,780
End of period	$1,937,419	$1,958,726

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

			March 31, 2016
			(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$222,228	$(6,911)	17	$-	$-	-	$222,228	$(6,911)	17
Senior, interest-only	37,913	(6,974)	51	81,263	(41,837)	67	119,176	(48,811)	118
Subordinated	102,464	(8,616)	18	378	(1,060)	2	102,842	(9,676)	20
Subordinated, interest-only	6,415	(1,337)	2	2,835	(3,757)	2	9,250	(5,094)	4
Agency MBS
Residential	426,817	(484)	12	369,783	(1,401)	3	796,600	(1,885)	15
Commercial	151,973	(1,122)	114	35,598	(903)	9	187,571	(2,025)	123
Interest-only	67,394	(3,681)	27	37,431	(5,540)	8	104,825	(9,221)	35
Total	$1,015,204	$(29,125)	241	$527,288	$(54,498)	91	$1,542,492	$(83,623)	332

			December 31, 2015
			(dollars in thousands)

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$294,520	$(8,779)	20	$-	$-	-	$294,520	$(8,779)	20
Senior, interest-only	81,919	(18,715)	83	64,058	(33,742)	47	145,977	(52,457)	130
Subordinated	138,257	(7,577)	22	-	-	-	138,257	(7,577)	22
Subordinated, interest-only	6,455	(1,039)	1	3,635	(2,996)	2	10,090	(4,035)	3
Agency MBS
Residential	4,468,717	(44,687)	116	290,926	(7,314)	4	4,759,643	(52,001)	120
Commercial	393,058	(7,969)	140	4,986	(32)	4	398,044	(8,001)	144
Interest-only	94,969	(3,457)	24	39,707	(6,183)	7	134,676	(9,640)	31
Total	$5,477,895	$(92,223)	406	$403,312	$(50,267)	64	$5,881,207	$(142,490)	470

At March 31, 2016, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2016.

Gross unrealized losses on the Company’s Agency pass-through and Commercial Agency MBS were $4 million and $60 million as of March 31, 2016 and December 31, 2015, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency pass-through MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2016 and December 31, 2015, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS IO strips which are reported at fair value with changes in fair value recorded in earnings) were $17 million and $16 million at March 31, 2016 and December 31, 2015, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters ended March 31, 2016 and 2015 is presented below.

	For the Quarter Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Total other-than-temporary impairment losses	$(4,423)	$(1,052)
Portion of loss recognized in other comprehensive income (loss)	(6,255)	(6,763)
Net other-than-temporary credit impairment losses	$(10,678)	$(7,815)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Cumulative credit loss beginning balance	$529,112	$507,548
Additions:
Other-than-temporary impairments not previously recognized	10,326	7,815
Reductions for securities sold or deconsolidated during the period	(242)	(1,319)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	352	-
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(172)	(158)
Cumulative credit impairment loss ending balance	$539,376	$513,886

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Quarter Ended
	March 31, 2016	March 31, 2015
Loss Severity
Weighted Average	58%	69%
Range	44% - 79%	51% - 78%

60+ days delinquent
Weighted Average	20%	22%
Range	0% - 40%	15% - 33%

Credit Enhancement (1)
Weighted Average	28%	10%
Range	0% - 100%	0% - 18%

3 Month CPR
Weighted Average	5%	8%
Range	0% - 19%	5% - 15%

12 Month CPR
Weighted Average	4%	8%
Range	4% - 21%	3% - 16%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at March 31, 2016 and December 31, 2015. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At March 31, 2016, IO MBS had a net unrealized loss of $40 million and had an amortized cost of $470 million. At December 31, 2015, IO MBS had a net unrealized loss of $45 million and had an amortized cost of $564 million. The fair value of IOs at March 31, 2016 and December 31, 2015 was $430 million, and $519 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations and Comprehensive Income.

		March 31, 2016
		(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$696,460	$-	$696,460	$(6,911)	$-	$(6,911)
Senior, interest-only	-	20,674	20,674	-	(48,811)	(48,811)
Subordinated	81,343	2,327	83,670	(1,262)	(8,414)	(9,676)
Subordinated, interest-only	-	11	11	-	(5,094)	(5,094)
Agency MBS
Residential	46,678	-	46,678	(1,885)	-	(1,885)
Commercial	29,868	-	29,868	(2,025)	-	(2,025)
Interest-only	-	2,391	2,391	-	(9,221)	(9,221)
Total	$854,349	$25,403	$879,752	$(12,083)	$(71,540)	$(83,623)
		December 31, 2015
		(dollars in thousands)

	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$736,040	$-	$736,040	$(8,779)	$-	$(8,779)
Senior, interest-only	-	18,113	18,113	-	(52,457)	(52,457)
Subordinated	81,588	2,309	83,896	(1,971)	(5,606)	(7,577)
Subordinated, interest-only	-	62	62	-	(4,035)	(4,035)
Agency MBS
Residential	18,593	-	18,593	(52,001)	-	(52,001)
Commercial	8,052	-	8,052	(8,001)	-	(8,001)
Interest-only	-	2,756	2,756	-	(9,640)	(9,640)
Total	$844,273	$23,240	$867,512	$(70,752)	$(71,738)	$(142,490)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,572,750	$57.57	$76.87	3.9%	14.3%
Senior, interest-only	5,343,042	5.04	4.51	1.7%	12.5%
Subordinated	735,699	69.18	79.24	3.2%	10.1%
Subordinated, interest-only	279,620	5.34	3.52	1.2%	12.5%
Agency MBS
Residential pass-through	5,063,355	104.91	105.79	3.7%	2.7%
Commercial pass-through	1,072,937	102.31	104.90	3.5%	2.9%
Interest-only	4,011,154	4.63	4.46	0.9%	3.7%

(1) Bond Equivalent Yield at period end.

	December 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,651,869	$57.47	$77.39	3.8%	13.7%
Senior, interest-only	5,426,029	4.95	4.32	1.7%	12.9%
Subordinated	762,466	69.25	79.26	3.2%	8.8%
Subordinated, interest-only	284,931	5.34	3.95	1.2%	10.9%
Agency MBS
Residential pass-through	5,045,418	105.07	104.41	3.7%	2.8%
Commercial pass-through	952,091	102.27	102.28	3.4%	2.9%
Interest-only	6,722,472	4.17	4.06	0.8%	3.4%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
AAA	0.5%	0.5%
AA	0.4%	0.4%
A	0.8%	0.8%
BBB	0.3%	0.4%
BB	5.5%	5.2%
B	3.1%	3.0%
Below B or not rated	89.4%	89.7%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2016 and December 31, 2015 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	March 31, 2016
	dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$12,108	$448,650	$1,522,570	$763,010	$2,746,338
Senior interest-only	960	42,993	125,670	71,479	241,102
Subordinated	2,283	131,400	252,935	196,357	582,975
Subordinated interest-only	-	-	9,835	-	9,835
Agency MBS
Residential	-	4,472,082	884,690	-	5,356,772
Commercial	-	-	30,001	1,095,516	1,125,517
Interest-only	-	95,504	77,750	5,746	179,000
Total fair value	$15,351	$5,190,629	$2,903,451	$2,132,108	$10,241,539
Amortized cost
Non-Agency RMBS
Senior	$9,885	$346,715	$1,149,119	$551,070	$2,056,789
Senior interest-only	1,489	57,358	138,972	71,420	269,239
Subordinated	2,267	103,856	208,015	194,843	508,981
Subordinated interest-only	-	-	14,918	-	14,918
Agency MBS
Residential	-	4,449,059	862,920	-	5,311,979
Commercial	-	-	28,858	1,068,816	1,097,674
Interest-only	-	96,642	83,568	5,620	185,830
Total amortized cost	$13,641	$5,053,630	$2,486,370	$1,891,769	$9,445,410
	December 31, 2015
	(dollars in thousands)

	Weighted Average Life

	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$-	$374,462	$1,629,564	$822,095	$2,826,121
Senior interest-only	1,458	41,862	123,538	67,313	234,171
Subordinated	2,229	108,728	212,003	281,335	604,295
Subordinated interest-only	-	-	11,254	-	11,254
Agency MBS
Residential	-	150,357	5,117,491	-	5,267,848
Commercial	-	-	29,176	944,611	973,787
Interest-only	-	106,069	161,413	5,707	273,189
Total fair value	$3,687	$781,478	$7,284,439	$2,121,060	$10,190,665
Amortized cost
Non-Agency RMBS
Senior	$-	$281,255	$1,235,528	$582,077	$2,098,860
Senior interest-only	2,440	59,823	135,359	70,893	268,515
Subordinated	2,208	86,728	168,403	270,636	527,975
Subordinated interest-only	-	-	15,226	-	15,226
Agency MBS
Residential	-	149,111	5,152,144	-	5,301,255
Commercial	-	-	29,156	944,580	973,736
Interest-only	-	106,708	167,646	5,719	280,073
Total amortized cost	$4,648	$683,625	$6,903,462	$1,873,905	$9,465,640

The Non-Agency RMBS portfolio is subject to credit risk. The Company seeks to mitigate credit risk through its asset selection process. The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. The Company defines Alt-A mortgage securities as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans. At March 31, 2016 and December 31, 2015, 66% and 64% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At March 31, 2016 and December 31, 2015, 18% and 17% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as sub-prime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
Weighted average maturity (years)		21.7		22.0
Weighted average amortized loan to value (1)		67.6%		67.9%
Weighted average FICO (2)		671		671
Weighted average loan balance (in thousands)		$318		$330
Weighted average percentage owner occupied		82.7%		82.7%
Weighted average percentage single family residence		65.9%		65.9%
Weighted average current credit enhancement		2.4%		2.4%
Weighted average geographic concentration of top four states	CA	30.6%	CA	30.4%
FL		8.1%	FL	8.0%
NY		8.0%	NY	8.0%
NJ		2.5%	NJ	2.5%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2016 and December 31, 2015.

Origination Year	March 31, 2016	December 31, 2015
1998	0.0%	0.0%
1999	0.1%	0.1%
2000	0.5%	0.6%
2001	1.6%	1.6%
2002	0.5%	0.5%
2003	2.0%	2.2%
2004	4.6%	3.7%
2005	21.6%	21.7%
2006	32.9%	32.9%
2007	33.6%	34.2%
2008	2.0%	1.9%
2013	0.5%	0.5%
2014	0.1%	0.1%
2015	0.0%	0.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2016 and 2015 are as follows:

	For the Quarter Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Proceeds from sales	$270,479	$2,241,617

Gross realized gains	1,695	30,296
Gross realized losses	(4,369)	(731)
Net realized gain (loss)	$(2,674)	$29,565

Included in the gross realized gains for the quarter ended March 31, 2015 in the table above are exchanges of securities with a fair value of $7 million where the Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset.  These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $3 million reflected in earnings for the quarter ended March 31, 2015. There were no such exchanges for the quarter ended March 31, 2016.

4. Securitized Loans Held for Investment

The Securitized loans held for investment is comprised of two portfolios. The first portfolio is comprised of loans collateralized by non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The second portfolio is comprised primarily of loans collateralized by seasoned sub-prime residential mortgages.

At March 31, 2016, all securitized loans held for investment are carried at fair value. See Note 5 to our Consolidated Financial Statements for a discussion on how the Company determines the fair values of the securitized loans held for investment. As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at fair value at March 31, 2016 and December 31, 2015:

	For the Quarter Ended	For the Year Ended
	March 31, 2016	December 31, 2015
	(dollars in thousands)
Balance, beginning of period(1)	$4,768,416	$5,306,501
Purchases	-	577,036
Principal paydowns	(145,871)	(707,996)
Sales and settlements	(892)	(9,638)
Net periodic accretion (amortization)	(12,456)	(19,100)
Change in fair value	4,295	(90,581)
Transfer due to deconsolidation	-	(287,806)
Balance, end of period	$4,613,492	$4,768,416

(1) Includes Securitized loans held for investment of $607 million for which the fair value option election was made beginning January 1, 2015.

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Jumbo prime residential mortgage loans

The securitized loan portfolio collateralized by jumbo prime residential mortgages was originated during the following years:

Origination Year	March 31, 2016	December 31, 2015
2004	0.1%	0.1%
2007	7.8%	8.5%
2008	7.7%	7.4%
2009	0.3%	0.3%
2010	5.1%	5.1%
2011	32.4%	33.1%
2012	46.6%	45.5%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized primarily of non-conforming, single family, owner occupied, jumbo, prime mortgages follows:

	March 31, 2016		December 31, 2015
Number of loans		617		657
Weighted average maturity (years)		25.3		25.5
Weighted average loan to value (1)		70.8%		70.7%
Weighted average FICO (2)		765		765
Weighted average loan balance (in thousands)		$678		$682
Weighted average percentage owner occupied		95.2%		94.3%
Weighted average percentage single family residence		70.3%		70.1%
Weighted average geographic concentration of top five states	CA	33.1%	CA	32.4%
VA		6.6%	VA	6.4%
NJ		6.6%	NJ	6.3%
MD		6.2%	MD	6.2%
TX		4.7%	TX	5.1%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.
The following table summarizes the outstanding principal balance of the jumbo prime loans which are 30 days delinquent and greater as reported by the servicer at March 31, 2016 and December 31, 2015.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
March 31, 2016	$791	$-	$2,377	$-	$2,323	$549	$6,040
December 31, 2015	$3,079	$-	$2,915	$-	$2,875	$2,312	$11,181

The fair value of the jumbo prime residential mortgage loans 90 days or more past due is $2 million as of March 31, 2016.

Seasoned sub-prime residential mortgage loans

The securitized loan portfolio collateralized by seasoned sub-prime residential mortgages originated during the following years:

Origination Year	March 31, 2016	December 31, 2015
2002 and prior	11.1%	11.2%
2003	4.0%	4.0%
2004	11.1%	11.1%
2005	19.3%	19.3%
2006	17.4%	17.4%
2007	25.5%	25.4%
2008	9.5%	9.5%
2009	1.1%	1.1%
2010 and later	1.0%	1.0%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized by seasoned sub-prime residential mortgages follows:

	March 31, 2016		December 31, 2015
Number of loans		55,404		56,870
Weighted average maturity (years)		21.3		21.5
Weighted average loan to value (1)		80.7%		80.7%
Weighted average FICO (1)		624		625
Weighted average loan balance (in thousands)		$76		$76
Weighted average percentage owner occupied		96.0%		96.0%
Weighted average percentage single family residence		72.6%		72.5%
Weighted average geographic concentration of top five states	CA	8.7%	CA	8.8%
FL		7.2%	FL	7.2%
NC		7.0%	NC	7.1%
VA		6.3%	VA	6.3%
OH		6.1%	OH	6.1%

(1) As provided by the Trustee

The following table summarizes the outstanding principal balance of the loan portfolio consisting of seasoned sub-prime residential mortgage loans which are 30 days delinquent and greater as reported by the servicer at March 31, 2016 and December 31, 2015.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
(dollars in thousands)
March 31, 2016	$167,399	$58,276	$141,146	$108,996	$199,712	$46,023	$721,552
December 31, 2015	$189,816	$66,429	$125,897	$117,308	$218,493	$36,124	$754,067

The fair value of seasoned sub-prime residential mortgage loans 90 days or more past due is $332 million as of March 31, 2016.

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

Securitized loans collateralized by jumbo, prime residential mortgages:

The securitized loans collateralized by jumbo, prime residential mortgages are carried at fair value. The securitized loans are held as part of a consolidated CFE. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the securitized loans collateralized by jumbo, prime residential mortgages is based on the fair value of the securitized debt. See discussion of the fair value of Securitized Debt, collateralized by Loans Held for Investment at fair value below.

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

Derivatives

Interest Rate Swaps and Swaptions

The Company uses clearing exchange market prices to determine the fair value of its exchange cleared interest rate swaps. For bi-lateral swaps, the Company determines the fair value based on the net present value of expected future cash flows on the swap. The Company uses option pricing model to determine the fair value of its swaptions. For bi-lateral swaps and swaptions, the Company compares its own estimate of fair value with counterparty prices to evaluate for reasonableness. Both the clearing exchange and counter-party pricing quotes, incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps and swaptions are modeled by the Company by incorporating such factors as the term to maturity, swap curve, overnight index swap rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified the characteristics used to determine the fair value of interest rate swaps as Level 2 inputs in the fair value hierarchy.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2016 and December 31, 2015 is presented below.

	March 31, 2016
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total

Assets:
Non-Agency RMBS, at fair value	$-	$-	3,580,250	$-	$3,580,250
Agency RMBS, at fair value	-	6,661,289	-	-	6,661,289
Securitized loans held for investment, at fair value	-	-	4,613,492	-	4,613,492
Derivatives	115	5,715	-	(265)	5,565

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(3,617,294)	-	(3,617,294)
Derivatives	(2,122)	(143,122)	-	131,663	(13,581)
Total	$(2,007)	$6,523,882	$4,576,448	$131,398	$11,229,721

	December 31, 2015
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total

Assets:
Non-Agency RMBS, at fair value	$-	$-	3,675,841	$-	$3,675,841
Agency RMBS, at fair value	-	6,514,824	-	-	6,514,824
Securitized loans held for investment, at fair value	-	-	4,768,416	-	4,768,416
Derivatives	1,599	18,987	-	(5,126)	15,460

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	-	-	(3,720,496)	-	(3,720,496)
Derivatives	(192)	(57,042)	-	47,600	(9,634)
Total	$1,407	$6,476,769	$4,723,761	$42,474	$11,244,411

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at March 31, 2016 and December 31, 2015.

	Fair Value Reconciliation, Level 3

			For the Quarter Ended
			March 31, 2016
			(dollars in thousands)

	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,675,841	$-	$4,768,416	$(3,720,496)	$4,723,761
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Transfer due to consolidation/deconsolidation	-	-	-	-	-
Purchases	41,947	-	-	(98,263)	(56,316)
Principal payments	(124,015)	-	(145,871)	151,666	(118,220)
Sales and Settlements	(283)	-	(892)	45,929	44,754
Accretion (amortization) of purchase discounts	33,125	-	(12,456)	(4,582)	16,087
Gains (losses) included in net income
Other than temporary credit impairment losses	(10,678)	-	-	-	(10,678)
Realized gains (losses) on sales and settlements	(744)	-	-	(1,766)	(2,510)
Net unrealized gains (losses) included in income	2,305	-	4,295	10,218	16,818
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(37,248)	-	-	-	(37,248)
Ending balance Level 3 assets	$3,580,250	$-	$4,613,492	$(3,617,294)	$4,576,448

			For the Year Ended
			December 31, 2015
			(dollars in thousands)

	Non-Agency RMBS	Derivatives	Securitized Loans(1)	Securitized Debt	Total
Beginning balance Level 3 assets	$3,404,149	$(71)	$5,306,501	$(4,383,217)	$4,327,362
Transfers in to Level 3 assets	-	-	-	-	-
Transfers out of Level 3 assets	-	-	-	-	-
Transfer due to consolidation/deconsolidation	(59,646)	-	(287,806)	243,732	(105,870)
Purchases	1,045,534	-	577,036	(1,668,654)	(46,084)
Principal payments	(385,822)	-	(707,996)	743,329	(350,489)
Sales and Settlements	(252,532)	(597)	(9,638)	1,395,292	1,132,526
Accretion (amortization) of purchase discounts	117,836	-	(19,100)	(6,344)	94,542
Gains (losses) included in net income
Other than temporary credit impairment losses	(67,444)	-	-	-	(67,444)
Realized gains (losses) on sales and settlements	28,724	443	-	(5,930)	23,236
Net unrealized gains (losses) included in income	(18,874)	225	(90,581)	(38,704)	(147,934)
Gains (losses) included in other comprehensive income				-	-
Total unrealized gains (losses) for the period	(136,084)	-	-	-	(136,084)
Ending balance Level 3 assets	$3,675,841	$-	$4,768,416	$(3,720,496)	$4,723,761
(1) includes securitized loans held for investment of $607 million for which the fair value option election was made beginning January 1, 2015.

There were no transfers to or from Level 3 for the quarter ended March 31, 2016 and the year ended December 31, 2015. The primary cause of the changes in fair value of the securitized loans and the securitized debt are due to changes in credit risk of the portfolio.
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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of March 31, 2016 and December 31, 2015 follows:

	March 31, 2016				December 31, 2015
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	5.5%	1% -25%	0% -22%	35% -95%	5.5%	1% -17%	0% -22%	35% -95%
Senior interest-only	14.0%	2% -26%	0% -23%	35% -95%	13.1%	3% -25%	0% -23%	1% -95%
Subordinated	6.5%	1% -20%	0% -20%	0% -83%	6.6%	1% -22%	0% -20%	5% -91%
Subordinated interest-only	20.8%	6% -12%	0% -11%	35% -67%	17.4%	6% -13%	0% -10%	1% -64%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value as of March 31, 2016 and December 31, 2015 follows:

March 31, 2016
Significant Inputs
	CPR	CDR	Loss Severity
	Range	Range	Range
Securitized debt at fair value, collateralized by loans held for investment	4% - 28%	0% - 3%	35% - 65%

December 31, 2015
Significant Inputs
	CPR	CDR	Loss Severity
	Range	Range	Range
Securitized debt at fair value, collateralized by loans held for investment	4% - 32%	0% - 6%	35% - 65%

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

Sensitivity of Significant Inputs – Securitized loans held for investment

The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment collateralized by seasoned sub-prime residential mortgage loans, as of March 31, 2016 and December 31, 2015 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment at fair value as of March 31, 2016 and December 31, 2015 follows:

	March 31, 2016			December 31, 2015
	Significant Inputs			Significant Inputs
	Base Rate		Weighted Average/Percent of loan pool	Base Rate		Weighted Average/Percent of loan pool

Factor:
Coupon
Clean	4.4%		6.9%	4.4%		6.9%
Reperforming	5.3%		6.6%	5.3%		6.7%

FICO	620		624	620		625

Loan-to-value (LTV)	90%		81%	90%		81%

Occupancy
Owner Occupied	N/	A	96%	N/	A	96%
Investor	N/	A	4%	N/	A	4%
Secondary	N/	A	0%	N/	A	0%

Property Type
Single family	N/	A	77%	N/	A	77%
Manufactured housing	N/	A	11%	N/	A	11%
Multi-family/mixed use/other	N/	A	12%	N/	A	12%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

	March 31, 2016
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	(7,545,631)	(7,561,573)
Securitized debt, collateralized by Non-Agency RMBS	3	(492,107)	(483,706)

	December 31, 2015
	(dollars in thousands)

	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	(7,439,339)	(7,466,409)
Securitized debt, collateralized by Non-Agency RMBS	3	(529,415)	(518,941)

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of March 31, 2016 and December 31, 2015 is:

	March 31, 2016	December 31, 2015
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$5,470,703	$5,324,729
Non-agency MBS (in thousands)	2,074,928	2,114,610
Total:	$7,545,631	$7,439,339
Average daily balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$5,419,402	$5,776,980
Non-agency MBS (in thousands)	2,077,523	1,627,909
Total:	$7,496,925	$7,404,889

Weighted average borrowing rate of Repurchase agreements secured by:
Agency MBS	0.76%	0.64%
Non-agency MBS	2.69%	2.44%

Weighted average maturity of Repurchase agreements secured by:
Agency MBS	52 Days	53 Days
Non-agency MBS	131 Days	137 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$5,810,037	$5,655,410
Non-agency MBS (in thousands)	3,111,388	3,117,875
Total:	$8,921,425	$8,773,285

At March 31, 2016 and December 31, 2015, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Overnight	$-	$-
1 to 29 days	2,984,870	3,312,902
30 to 59 days	2,411,954	2,501,513
60 to 89 days	277,324	246,970
90 to 119 days	777,051	430,026
Greater than or equal to 120 days	1,094,432	947,928
Total	$7,545,631	$7,439,339

At March 31, 2016 and December 31, 2015, the Company had an amount at risk with Credit Suisse First Boston of 10% of its equity related to the collateral posted on repurchase agreements. As of March 31, 2016 the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 35 days and the amount at risk was $314 million. As of December 31, 2015 the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 25 days and the amount at risk was $303 million.  There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of March 31, 2016 and December 31, 2015.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2016 and December 31, 2015 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $510 million and $545 million, respectively. At March 31, 2016 and December 31, 2015, the debt carried a weighted average cost of financing equal to 4.54% and 4.49%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The following table presents the estimated principal repayment schedule of the securitized debt at March 31, 2016 and December 31, 2015, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Within One Year	$125,681	$137,642
One to Three Years	165,921	178,191
Three to Five Years	53,984	60,872
Greater Than Five Years	46,984	52,280
Total	$392,570	$428,985

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

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2016 and December 31, 2015 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $3.7 billion and $3.8 billion, respectively. During the quarter ended March 31, 2016 and 2015, the company recognized a gain of $10 million and a loss of $6 million, respectively, on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value.

At March 31, 2016 and December 31, 2015 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 3.21% and 3.24% respectively. The debt matures between the years 2023 and 2065.

During the quarter ended March 31, 2016 the Company acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the quarter ended March 31, 2016

The following table presents the estimated principal repayment schedule of the securitized debt at March 31, 2016 and December 31, 2015, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Within One Year	$576,139	$591,171
One to Three Years	930,668	941,704
Three to Five Years	729,319	734,291
Greater Than Five Years	1,436,174	1,502,663
Total	$3,672,300	$3,769,829

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by year at March 31, 2016.

March 31, 2016
(dollars in thousands)

Year	Principal
2016	$1,758,206
2017	206,155
2018	1,379,176
Total	$3,343,537

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of March 31, 2016, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $6.8 billion and liabilities with a carrying value of $4.1 billion. As of December 31, 2015, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $7.0 billion of and liabilities with a carrying value of $4.3 billion.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Assets
Non-Agency RMBS, at fair value	$2,056,569	$2,140,494
Securitized loans held for investment, at fair value	4,613,492	4,768,416
Accrued interest receivable	35,605	35,916
Other Assets	90,257	86,452
Liabilities
Securitized debt, collateralized by Non-Agency RMBS	$492,107	$529,415
Securitized debt at fair value, collateralized by loans held for investment	3,617,294	3,720,496
Accrued interest payable	11,945	12,106

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.

	For the Quarter Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$131,980	$150,618
Interest expense, Non-recourse liabilities of VIEs	39,250	46,753
Net interest income	$92,730	$103,865

Total other-than-temporary impairment losses	$(233)	$(397)
Portion of loss recognized in other comprehensive income (loss)	(7,864)	(6,888)
Net other-than-temporary credit impairment losses	$(8,097)	$(7,285)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2016, ranged from less than $1 million to $52 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2015, ranged from less than $1 million to $54 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.5 billion at March 31, 2016 and December 31, 2015, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2016 and December 31, 2015.

		March 31, 2016

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$3,583,900	Derivatives, at fair value, net	$-	Derivatives, at fair value, net	$(6,499)
Swaptions	749,000	Derivatives, at fair value, net	5,565	Derivatives, at fair value, net	(6,652)
Treasury Futures	814,700	Derivatives, at fair value, net	-	Derivatives, at fair value, net	-
Other Derivatives	125,000	Derivatives, at fair value, net	-	Derivatives, at fair value, net	(430)
Total	$5,272,600		$5,565		$(13,581)

		December 31, 2015

		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$4,555,400	Derivatives, at fair value, net	$1,232	Derivatives, at fair value, net	$(6,369)
Swaptions	779,000	Derivatives, at fair value, net	12,821	Derivatives, at fair value, net	(3,265)
Treasury Futures	752,200	Derivatives, at fair value, net	1,407	Derivatives, at fair value, net	-
Total	$6,086,600		$15,460		$(9,634)

As of March 31, 2016, the Company had a net short TBA position of $430 thousand which settled in April of 2016. This amount is included in Derivative assets on the Consolidated Statements of Financial Condition as of March 31, 2016.

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income is presented below.

		Net gains (losses) on derivatives
		For the Quarter Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2016	March 31, 2015
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(88,709)	$9,960
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(11,676)	(83,746)
Mortgage Options	Net unrealized gains (losses) on derivatives	-	224
Mortgage Options	Net realized gains (losses) on derivatives	-	412
Treasury Futures	Net unrealized gains (losses) on derivatives	(2,985)	(4,908)
Treasury Futures	Net realized gains (losses) on derivatives	(21,610)	(27,454)
Swaptions	Net unrealized gains (losses) on derivatives	(8,987)	(1,221)
Swaptions	Net realized gains (losses) on derivatives	(2,140)	144
Other Derivative Assets	Net unrealized gains (losses) on derivatives	(430)	-
Other Derivative Assets	Net realized gains (losses) on derivatives	-	(21)
Total		$(136,537)	$(106,610)

(1) Includes loss on termination of interest rate swap of $458 thousand and $69 million for the quarter ended March 31, 2016 and 2015, respectively.

The Company paid $458 thousand to terminate interest rate swaps with a notional value of $1 billion during the quarter ended March 31, 2016. The terminated swaps were scheduled to mature in 2017. The Company paid $69 million to terminate interest rate swaps with a notional value of $575 million during the quarter ended March 31, 2015. The swaps terminated in the quarter ended March 31, 2015 had original maturities ranging from 2024 to 2044. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2016 was 1.69% and the weighted average receive rate was 0.47%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2015 was 1.51% and the weighted average receive rate was 0.36%. The weighted average maturity on the Company’s interest rate swaps at March 31, 2016 and December 31, 2015 is 5 years and 4 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2016 is approximately $154 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

10. Common Stock

On August 5, 2015, our Board of Directors adopted a program that authorizes repurchases of our common stock up to $250 million. During the first quarter of 2016, our Board of Directors authorized and increased the share repurchase program by $100 million from $250 million to $350 million. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our share repurchase program, during the third and fourth quarter of 2015, we repurchased approximately 18 million shares of our common stock at an average repurchase price of $13.94 per share for a total of approximately $250 million.

The Company did not repurchase any shares during the first quarter of 2016 and has $100 million in its share repurchase program that may yet be used to repurchase shares.

During the quarter ended March 31, 2016, the Company declared and paid a special dividend of $0.50 per share to common shareholders totaling $94 million, in addition to a regular dividend declared of $0.48 per share totaling $90 million. During the quarter ended March 31, 2015, the Company declared dividends to common shareholders totaling $99 million, or $0.48 per share.

Earnings per share for the quarter ended March 31, 2016, and 2015, respectively, are computed as follows:

	For the Quarter Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Numerator:
Net income	$83,098	$67,041
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$83,098	$67,041

Denominator:
Weighted average basic shares	187,723,472	205,527,476
Effect of dilutive securities	116,710	39,480
Weighted average dilutive shares	187,840,182	205,566,956

Net income per average share attributable to common stockholders - Basic	$0.44	$0.33
Net income per average share attributable to common stockholders - Diluted	$0.44	$0.33

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the quarters ended March 31, 2016 and 2015:

	March 31, 2016
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance

Balance as of December 31, 2015	$773,791	$773,791
OCI before reclassifications	59,408	59,408
Amounts reclassified from AOCI	9,066	9,066
Net current period OCI	68,474	68,474
Balance as of March 31, 2016	$842,265	$842,265

	March 31, 2015
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2014	$1,046,680	$1,046,680
OCI before reclassifications	(19,912)	(19,912)
Amounts reclassified from AOCI	(21,261)	(21,261)
Net current period OCI	(41,173)	(41,173)
Balance as of March 31, 2015	$1,005,507	$1,005,507

The following table presents the details of the reclassifications from AOCI for the quarters ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income
Unrealized gains and losses on available-for-sale securities
	$1,612	$29,076	Net realized gains (losses) on sales of investments
	(10,678)	(7,815)	Net other-than-temporary credit impairment losses
	$(9,066)	$21,261	Income before income taxes
	-	-	Income taxes
	$(9,066)	$21,261	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015) (the “Equity Plan”), directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting between two and ten years depending on the award, after which time the awards fully vest. During the vesting period, these shares may not be sold. There were 7.2 million shares available for future grants under the 2007 Equity Incentive Plan as of March 31, 2016.

During the first quarter of 2016, the Compensation Committee of the Board of Directors of the Company approved a Stock Award Deferral Program (the “Deferral Program”). Under the Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Equity Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments if paid upon separation from service. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Equity Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award.

During the first quarter of 2016, the Company granted certain of its employees Restricted Stock Units (“RSU”) awards.  RSU awards are designed to reward certain employees of the Company for services provided over the previous year.  The RSU awards vest equally over a three year period beginning one year from the grant date and will fully vest in 2019.  The RSU awards are valued at the market price of the Company’s common stock on the grant date and the employees must be employed by the Company on the vesting dates to receive the RSU awards.  The Company granted 266,200 RSU awards during the first quarter of 2016 with a grant date fair value of $3 million, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the first quarter of 2016, the Company granted certain of its employees 179,600 Performance Share Units (“PSU”) awards.  PSU awards are designed to align compensation with the Company’s future performance.  The PSU awards include a three year performance period ending on December 31, 2018.  The final number of shares that will vest will be between 0% to 150% of the 179,600 granted  based on the stock performance of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions.  Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions.  Based on the model results, the 179,600 PSU awards granted during the first quarter of 2016 had a grant date value of $3 million that will cliff vest on December 31, 2018.
The Company recognized stock based compensation expenses of $102 thousand and $436 thousand for the quarters ended March 31, 2016 and 2015, respectively. There were no forfeitures during the quarter ended March 31, 2016. As of March 31, 2016, there was approximately $7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the long term incentive plan. This cost is expected to be recognized over a weighted average period of approximately 3 years.

The Company also maintains a qualified 401(k) plan.  The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Employees may contribute, through payroll deductions, up to 25% of eligible compensation.  The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions and 50% of the next 2% of such compensation.  The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vest immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability.  Participants who qualify for distribution may receive a series of specified installment payments.  The 401(k) expense related to the Company’s qualified plan for the quarter ended March 31, 2016 was $92 thousand.  As we were externally managed prior to third quarter of 2015, there was no 401(k) expense for the quarter ended March 31, 2015.

13. Income Taxes

For the quarter ended March 31, 2016 and the year ended December 31, 2015, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the quarters ended March 31, 2016 and December 31, 2015.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	(dollars in thousands)

				Gross Amounts Not Offset with Financial
	Gross Amounts of Recognized	Gross Amounts Offset in the Consolidated	Net Amounts Offset in the Consolidated	Assets (Liabilities) in the Consolidated Statements of Financial Position
	Assets (Liabilities)	Statements of Financial Position	Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase Agreements	$(7,545,631)	$-	$(7,545,631)	$8,921,425	$18,781	$1,394,575
Interest Rate Swaps - Gross Assets	150	(150)	-	-	-	-
Interest Rate Swaps - Gross Liabilities	(136,470)	129,971	(6,499)	8,483	61,501	63,485
Treasury Futures - Gross Assets	115	(115)	-	-	6,377	6,377
Treasury Futures - Gross Liabilities	(1,692)	1,692	-	-	-	-
Swaptions - Gross Assets	5,565	-	5,565	-	-	5,565
Swaptions - Gross Liabilities	(6,652)	-	(6,652)	10,249	-	3,597
Other Derivative Assets	(430)	-	(430)	-	-	(430)
Total Liabilities	$(7,685,045)	$131,398	$(7,553,647)	$8,940,157	$86,659	$1,473,169
(1) Included in other assets

	December 31, 2015
	(dollars in thousands)

				Gross Amounts Not Offset with Financial
	Gross Amounts of Recognized	Gross Amounts Offset in the Consolidated	Net Amounts Offset in the Consolidated	Assets (Liabilities) in the Consolidated Statements of Financial Position
	Assets (Liabilities)	Statements of Financial Position	Statements of Financial Position	Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount

Repurchase Agreements	$(7,439,339)	$-	$(7,439,339)	$8,773,285	$37,296	$1,371,242
Interest Rate Swaps - Gross Assets	6,166	(4,934)	1,232	-	-	1,232
Interest Rate Swaps - Gross Liabilities	(53,777)	47,408	(6,369)	8,589	51,424	53,644
Treasury Futures	1,599	(192)	1,407	-	6,420	7,827
Swaptions - Gross Assets	12,821	-	12,821	-	-	12,821
Swaptions - Gross Liabilities	(3,265)	-	(3,265)	-	-	(3,265)
Total Liabilities	$(7,475,795)	$42,282	$(7,433,513)	$8,781,874	$95,140	$1,443,501
(1) Included in other assets

15. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. Management is not aware of any contingencies that require accrual or disclosure as of March 31, 2016 and December 31, 2015.

The Audit Committee also pursued additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements, which were resolved in the first quarter of 2016 and we recovered $95 million which was characterized as taxable income in 2016.

16. Subsequent Events
Subsequent to March 31, 2016, the Company agreed to acquire securities with an aggregate balance of approximately $225 million related to a Company sponsored securitization of seasoned residential mortgage loans.
Subsequent to March 31, 2016, the Company contributed $1 million to Chimera Funding TRS LLC.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

●	our business and investment strategy;
●	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;
●	general volatility of the securities markets in which we invest;
●	the impact of and changes to various government programs;
●	our expected investments;
●	changes in the value of our investments;
●	interest rate mismatches between our investments and our borrowings used to finance such purchases;
●	changes in interest rates and mortgage prepayment rates;
●	effects of interest rate caps on our adjustable-rate investments;
●	rates of default, delinquencies or decreased recovery rates on our investments;
●	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;
●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
●	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;
●	availability of investment opportunities in real estate-related and other securities;
●	availability of qualified personnel;
●	estimates relating to our ability to make distributions to our stockholders in the future;
●	our understanding of our competition;
●	market trends in our industry, interest rates, the debt securities markets or the general economy;
●	our transition from an externally-managed real estate investment trust, or REIT, to an internally-managed REIT (see below under “The Internalization”);

●	our ability to maintain our classification as a real estate investment trust, or REIT, for federal income tax purposes,
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act,
●	our expectations regarding materiality or significance; and
●	the effectiveness of our disclosure controls and procedures.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our 2015 Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We focus our investment activities primarily on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities (“MBS”), and on acquiring residential mortgage loans. At March 31, 2016, based on the amortized cost balance of our interest earning assets, approximately 45% of our investment portfolio was Agency MBS, 21% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans. At December 31, 2015, based on the amortized cost balance of our interest earning assets, approximately 46% of our investment portfolio was Agency MBS, 20% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code. A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders. Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)). We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of March 31, 2016 and December 31, 2015. We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the quarter ended March 31, 2016 and year ended December 31, 2015. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income. Therefore, for the quarter ended March 31, 2016 and year ended December 31, 2015, we believe that we qualified as a REIT under the Code.

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

Business Environment

The interest rate environment over the last three years has been extremely volatile.  During that period, we have experienced many fluctuations in the 10-year Treasury yield that have exceeded 50 basis points (0.50%) in a short timeframe.  More broadly, the global fixed income, equity and commodity markets experienced market turbulence and increased volatility during 2016 as investors braced and waited for the Federal Reserve Bank to increase rates.

During this volatile market period, we have continued to acquire investments that we believe provide a risk-adjusted return and income that support the dividend that we distribute to our investors.

Business Operations

As discussed in “Item 1 Business” section of 2015 10-K filing, in August 2015, we internalized the Company’s management (the “Internalization”). Specifically, we now have employees and no longer rely on a third-party manager to operate our business. In connection with the Internalization, we relocated to new office space in New York and hired additional staff necessary to complete the Internalization. Further, before year end, we built, tested, and completed the construction of a new data center, back up facility and independent software suite. We expect operating expenses to be lower on an internalized basis compared to the prior externally managed model and have eliminated certain inherent conflicts particular to externally managed companies.

Stock Buy Back

In August 2015, we announced a $250 million stock buyback plan.  Immediately following the announcement, we entered into a share repurchase agreement with Annaly to acquire the 9 million shares owned by Annaly.  We used the remaining amount available under the stock buyback plan to purchase shares in the open market during the third and fourth quarter of 2015.  The stock buyback reduced shares outstanding by 18 million shares or 9% of shares outstanding prior to the buyback.

On February 18, 2016, the Board of Directors increased the existing share buyback program by $100 million to $350 million. We did not buy back any shares during the quarter ended March 31, 2016.

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended March 31, 2016 and 2015.

Net Income
(dollars in thousands)
(unaudited)
	For the Quarter Ended
	March 31, 2016	March 31, 2015
Net Interest Income:
Interest income (1)	$201,194	$243,145
Interest expense (2)	62,981	60,456
Net interest income (expense)	138,213	182,689

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(4,423)	(1,052)
Portion of loss recognized in other comprehensive income	(6,255)	(6,763)
Net other-than-temporary credit impairment losses	(10,678)	(7,815)

Other Investment gains (losses):
Net unrealized gains (losses) on derivatives	(101,110)	4,055
Realized gains (losses) on terminations of interest rate swaps	(458)	(68,579)
Net realized gains (losses) on derivatives	(34,969)	(42,086)
Net gains (losses) on derivatives	(136,537)	(106,610)
Net unrealized gains (losses) on financial instruments at fair value	16,871	(10,425)
Net realized gains (losses) on sales of investments	(2,674)	29,565
Gains (losses) on Extinguishment of Debt	(1,766)	-
Total other gains (losses)	(124,106)	(87,470)

Other income:
Other income	95,000	-
Total other income	95,000	-

Other expenses:
Management fees	-	10,326
Expense recoveries from Manager	-	(1,113)
Net management fees	-	9,213

Compensation and benefits	5,222	471
General and administrative expenses	4,503	4,290
Servicing Fees of consolidated VIEs	5,577	6,388
Total other expenses	15,302	20,362

Income (loss) before income taxes	83,127	67,042
Income taxes	29	1
Net income (loss)	$83,098	$67,041

Net income (loss) per share available to common shareholders:
Basic	$0.44	$0.33
Diluted	$0.44	$0.33

Weighted average number of common shares outstanding:
Basic	187,723,472	205,527,476
Diluted	187,840,182	205,566,956

(1) Includes interest income of consolidated VIEs of $131,980 and $150,618 for the quarters ended
March 31, 2016 and 2015 respectively.
(2) Includes interest expense of consolidated VIEs of $39,250 and $46,753 for the quarters ended
March 31, 2016 and 2015 respectively.
See accompanying notes to consolidated financial statements.

Our net income increased by $16 million to $83 million, or $0.44 per average basic common share, for the quarter ended March 31, 2016 as compared to $67 million, or $0.33 per average basic common share, for the quarter ended March 31, 2015.  The increase in net income is primarily due to the receipt of additional remedies against other parties of $95 million.  This increase was offset by lower net interest income of $45 million and increased losses on derivatives of $30 million.
We discuss the changes in our net income in greater detail in the discussion on our results of operations below.

Results of Operations for the Quarters Ended March 31, 2016 and 2015

Our primary source of income is interest income earned on our assets. Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.

Interest Income

Interest income decreased by $42 million, or 17%, to $201 million for the quarter ended March 31, 2016 as compared to $243 million for the same period of 2015. The decrease is primarily due to the decrease in average yields and asset balance of our Agency MBS portfolio. The Agency MBS portfolio contributed $38 million in interest income for the quarter ended March 31, 2016 as compared to $68 million for the same period of 2015. In addition, our interest income from our Non-Agency RMBS portfolio, including our investments in mortgage loans, decreased by $12 million to $163 million for the quarter ended March 31, 2016 from $175 million for the same period of 2015. This decline was primarily due to declines in average yields on the Non-Agency RMBS portfolio as interest rates continued to be volatile throughout 2015 and the first quarter of 2016.

Interest Expense

Interest expense increased by $3 million, or 4%, to $63 million for the quarter ended March 31, 2016 as compared to $60 million for the same period of 2015. The increase is primarily due to increased interest expense on repurchase agreements of $10 million. The interest rates were higher on repurchase agreements due to anticipated and an actual increase in the Fed Funds rate. These increases were partially offset by decline in interest expenses on our securitized debt as average balances decreased during the period. We note that the rates on our securitized debt tend to be fixed and are less impacted by changes in interest rates.

Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately.

Economic Net Interest Income
Our “Economic net interest income” which is a non-GAAP financial measure, equals interest income, less interest expense and realized losses on our interest rate swaps. Realized losses on our interest rate swaps are the periodic net settlement payments made or received.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Realized gains (losses) on derivatives in our Consolidated Statements of Operations and Comprehensive Income. Interest rate swaps are used to manage the increase in interest paid on repurchase agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing actual interest expense and net interest income. Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Swaps	Economic Net Interest Income (1)
For the Quarter Ended March 31, 2016	$201,194	$62,981	$11,220	$74,201	$138,213	$11,220	$126,545
For the Quarter Ended December 31, 2015	$201,912	$64,954	$11,673	$76,627	$136,958	$11,673	$125,272
For the Quarter Ended September 30, 2015	$211,876	$65,696	$11,355	$77,051	$146,180	$11,355	$134,714
For the Quarter Ended June 30, 2015	$215,804	$66,044	$9,030	$75,074	$149,760	$9,030	$140,173
For the Quarter Ended March 31, 2015	$243,145	$60,456	$15,169	$75,625	$182,689	$15,169	$167,202
(1) Excludes interest income on cash and cash equivalents.

Net Interest Rate Spread
The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	March 31, 2016				March 31, 2015
	(dollars in thousands)				(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$6,003,520	$37,659	2.5%	$7,491,398	$67,786	3.6%
Non-Agency RMBS	1,461,811	31,106	8.5%	999,067	24,424	9.8%
Non-Agency RMBS transferred to consolidated VIEs	1,418,442	64,232	18.1%	1,639,964	68,183	16.6%
Jumbo Prime securitized residential mortgage loans held for investment	442,629	3,833	3.5%	610,836	8,003	5.2%
Seasoned sub-prime securitized residential mortgage loans held for investment	4,244,226	63,916	6.0%	4,499,936	74,431	6.6%
Total	$13,570,628	$200,746	5.9%	$15,241,201	$242,827	6.4%
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$5,419,402	$21,279	1.6%	$7,198,680	$22,662	1.3%
Non-Agency repurchase agreements	2,077,523	13,671	2.6%	1,116,675	6,209	2.2%
Securitized debt, collateralized by Non-Agency RMBS	510,761	3,996	3.1%	688,260	7,947	4.6%
Securitized debt, collateralized by jumbo prime residential mortgage loans	341,776	2,561	3.0%	499,075	5,341	4.3%
Securitized debt, collateralized by seasoned sub-prime residential mortgage loans	3,329,390	32,694	3.9%	3,808,607	33,466	3.5%
Total	$11,678,852	$74,201	2.5%	$13,311,297	$75,625	2.3%

Economic net interest income/net interest rate spread		$126,545	3.4%		$167,202	4.0%

Net interest-earning assets/net interest margin	$1,891,776		3.6%	$1,929,904		4.4%

Ratio of interest-earning assets to interest bearing liabilities	1.16			1.14
Economic Net Interest Income and the Average Earning Assets
Our economic net interest income decreased by $40 million to $127 million for the quarter ended March 31, 2016 from $167 million for the same period of 2015. Our net interest rate spread, which equals the yield on our average assets less the economic average cost of funds, decreased by approximately 60 basis points for the quarter ended March 31, 2016 as compared to the same period of 2015. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 80 basis points for the quarter ended March 31, 2016 as compared to the same period of 2015. Average earning assets decreased by $1.7 billion for the quarter ended March 31, 2016 from the same period of the prior year, primarily as a result of the decrease in our Agency MBS portfolio. Our net interest margin declined due to a decline in the total average yield on our interest-earning assets which was not fully offset by the decline in our average cost of funds. The portfolio has experienced several changes from the same period for the prior year as we have decreased our average Agency RMBS and our seasoned sub-prime securitized loans held for investment and our jumbo prime securitized loans have continued to decline as a percentage of the total portfolio. These changes have resulted in lower net interest rate spreads.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2016	$11,678,852	$74,201	2.50%	0.43%	0.88%	(0.45%)	2.07%	1.62%
For The Quarter Ended December 31, 2015	$11,913,613	$76,627	2.60%	0.25%	0.63%	(0.38%)	2.35%	1.97%
For The Quarter Ended September 30, 2015	$11,859,833	$77,051	2.60%	0.20%	0.51%	(0.31%)	2.40%	2.09%
For The Quarter Ended June 30, 2015	$11,799,997	$75,074	2.50%	0.18%	0.42%	(0.24%)	2.32%	2.08%
For The Quarter Ended March 31, 2015	$13,311,297	$75,625	2.27%	0.17%	0.38%	(0.21%)	2.10%	1.89%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities decreased by $1.6 billion for the quarter ended March 31, 2016 as compared to the same period of 2015. Economic interest expense decreased by $1 million for the quarter ended March 31, 2016 as compared to the same period of 2015. The decrease in average interest-bearing liabilities is primarily a result of the decrease in leverage from Agency MBS repurchase agreements, offset by declines in our securitized debt collateralized by Non-Agency RMBS. Our interest expense has decreased due to the decrease in average interest-bearing liabilities.

Average one-month and six month LIBOR were up 26 basis point and 50 basis points, respectively, during the quarter ended March 31, 2016 as compared to the same period of 2015, mitigating the effect of lower average debt balances. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $11 million and $8 million for the quarters ended March 31, 2016 and 2015, respectively. Of these amounts, $8 million and $7 million of the OTTI for the quarters ended March 31, 2016 and 2015, respectively, was related to securities included in our consolidated VIEs. As of March 31, 2016, we had 12 non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $3 million for which we did not recognize impairment. We intend to hold these securities until they recover their amortized cost. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

The table below shows a summary of our net gain (loss) on derivative instruments, for the quarters ended March 31, 2016 and 2015.

	March 31, 2016	March 31, 2015
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(11,220)	$(15,169)
Realized gain (loss) on derivative instruments, net:
Mortgage Options	-	412
Treasury Futures	(21,609)	(27,452)
Swaptions	(2,140)	144
Other Derivative Assets	-	(21)
Swaps - Terminations	(458)	(68,579)
Total realized gain (loss) on derivative instruments, net	(24,207)	(95,496)
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	(88,708)	9,960
Mortgage Options	-	224
Treasury Futures	(2,985)	(4,908)
Swaptions	(8,987)	(1,221)
Other Derivative Assets	(430)	-
Total unrealized gain (loss) on derivative instruments, net:	(101,110)	4,055
Total gain (loss) on derivative instruments, net	$(136,537)	$(106,610)

Our derivative portfolio primarily includes interest rate swaps, swaptions, Treasury futures, and mortgage options. During the quarter ended March 31, 2016, we terminated interest rate swap agreements with a notional value of $1 billion at a loss of $458 thousand. In addition, during the quarter ended March 31, 2016, one swap with a notional value of $10 million matured. These terminations and maturities were offset by purchases of swaps with a notional value of $39 million during the quarter ended March 31, 2016. During the quarter ended March 31, 2016, we increased our Treasury Futures positions by $63 million of notional value.

During the quarter ended March 31, 2015, we terminated seven interest rate swap agreements with a notional value of $525 million and one swap matured with a notional value of $500 million, which was not replaced.  Also during the first quarter of 2015, we reduced our Treasury Futures positions by $390 million of notional value.

Changes in our derivative positions were a result of changes in the portfolio composition and changes in interest rates.

During the quarter ended March 31, 2016, we recognized net losses on derivatives of $137 million compared to net losses of $107 million for the same period of 2015. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures and mortgage options. The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the received floating leg of these same swaps, resulting in a net payment on the periodic settlement of the swaps during the year.  We also incurred realized losses on our Treasury Futures for the quarter ended March 31, 2016 and 2015, as interest rates declined during those quarters, resulting in net payments to close out our future positions as they came due.

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

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters ended March 31, 2016 and 2015 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income. The increase in the net periodic interest cost of the interest rate swaps are primarily due to declines in interest rates year over year as we pay a fixed rate on our interest rate swaps and are receiving a lower floating rate.

Treasury futures are not included in our economic interest expense and economic net interest income. We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio. As we identify opportunities in the mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities. We had no mortgage options as of March 31, 2016. The realized gains on our mortgage options for the quarter ended March 31, 2015 was $412 thousand.

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

	As of		As of		For the Quarter Ended
	March 31, 2016		March 31, 2015		March 31, 2016	March 31, 2015
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value
Assets:
IO RMBS securities	$9,633,816	$429,937	$12,277,920	$554,324	$5,150	$7,458
Non-Agency RMBS securities	N/A	15,967	N/A	10,591	$(2,792)	$(909)
Securitized loans held for investment, at fair value	4,629,305	4,613,492	5,073,699	5,132,902	4,295	(10,652)

Liabilities:
Securitized debt at fair value	3,672,300	3,617,294	4,296,435	4,198,192	10,218	(6,322)
Total	$17,935,421	$8,676,690	$21,648,054	$9,896,009	$16,871	$(10,425)

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
During the quarters ended March 31, 2016 and 2015, we recorded unrealized gains of $17 million and unrealized losses of $10 million in earnings, respectively, on the financial instruments carried at fair value.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

For the quarters ended March 31, 2016 and 2015, we had net realized losses of $3 million and net realized gains of $30 million on sales of investments, respectively. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

During the quarter ended March 31, 2016, we acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. When we acquire our outstanding debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statement of Operations and Comprehensive Income as a loss on extinguishment of debt during the quarter ended March 31, 2016. We did not acquire any of our outstanding debt during the quarter ended March 31, 2015.

Compensation, General and Administrative Expenses, Deal Expenses and Management Fees

The table below shows our total compensation and benefit expense, general and administrative, or G&A, expenses, deal expenses and management fees as compared to average total assets and average equity for the periods presented.

	Total Net Management Fee, Compensation and Other Expenses	Total Net Management Fee, Compensation and Other Expenses/Average Assets	Total Net Management Fee, Compensation and Other Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2016	$9,725	0.25%	1.33%
For The Quarter Ended December 31, 2015	$18,600	0.46%	2.45%
For The Quarter Ended September 30, 2015	$17,863	0.44%	2.18%
For The Quarter Ended June 30, 2015	$17,715	0.43%	2.04%
For The Quarter Ended March 31, 2015	$13,974	0.29%	1.57%

In connection with the Internalization and the termination of the Management Agreement with our former manager, we became internally managed and hired employees.  Thus, as of August 5, 2015, we began to incur compensation and benefits costs.  Compensation and benefits costs have effectively replaced the management fee as the cost to operate our business. Compensation and benefit costs for the quarter ended March 31, 2016 was $5 million.

G&A expenses were approximately $5 million, and $4 million for the quarter ended March 31, 2016 and 2015, respectively. The G&A expenses primarily comprised of auditing fees, market data and research, consulting fees, software, legal and rent expenses. We did not incur any deal expenses for the quarter ended March 31, 2016 and 2015, respectively, related to the call and re-securitization of our subprime mortgage pools.
During the quarter ended March 31, 2015, management fee incurred net of expense recoveries was $9 million. As discussed above there was no management fees incurred during the quarter ended March 31, 2016, due to Internalization of management.
Servicing Fees
Servicing fees paid by our consolidated VIEs were approximately $6 million for the quarters ended March 31, 2016 and 2015. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs.
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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarters Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(dollars in thousands, except per share data)
GAAP Net income	$83,098	$115,380	$(48,259)	$116,187	$67,041
Adjustments:
Net other-than-temporary credit impairment losses	10,678	14,696	17,832	27,101	7,815
Net unrealized (gains) losses on derivatives	101,110	(46,842)	71,540	(88,028)	(4,055)
Net unrealized (gains) losses on financial instruments at fair value	(16,871)	69,793	40,955	37,260	10,425
Net realized (gains) losses on sales of investments	2,674	(34,285)	(3,539)	(9,685)	(29,565)
(Gains) losses on extinguishment of debt	1,766	(8,906)	19,915	(5,079)	-
Realized (gains) losses on terminations of interest rate swaps	458	(754)	-	31,124	68,579
Net realized (gains) losses on derivatives	21,609	(9,018)	9,309	7,778	27,454
Total other (gains) losses	-	256	-	-	-
Other income	(95,000)	-	-	-	-
Core Earnings	$109,522	$100,320	$107,753	$116,658	$147,694

GAAP net income per basic common share	$0.44	$0.61	$(0.24)	$0.57	$0.33
Core earnings per basic common share	$0.58	$0.53	$0.54	$0.57	$0.72

Our Core earnings for the quarter ended March 31, 2016 were $109 million or $0.58 per average basic common share, compared to $148 million or $0.72 per average basic common share for the quarter ended March 31, 2015. Core earnings decreased for the quarter ended March 31, 2016 as compared to the same period of 2015 as a result of decrease in net interest income.
Net Income (Loss) and Return on Average Equity
The table below shows our Net Income, Economic Net Interest Income and Core Earnings, each as a percentage of average equity. Return on average equity is defined as our GAAP net income (loss) as a percentage of average equity.  Average equity is defined as the average of Company’s beginning and ending equity balance for the period reported. Economic Net Interest Income and Core Earnings are non-GAAP measures as defined in previous sections.

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For The Quarter Ended March 31, 2016	11.34%	17.28%	14.95%
For The Quarter Ended December 31, 2015	15.22%	16.52%	13.23%
For The Quarter Ended September 30, 2015	(5.89%)	16.43%	13.14%
For The Quarter Ended June 30, 2015	13.35%	16.10%	13.40%
For The Quarter Ended March 31, 2015	7.52%	18.76%	16.57%

For The Year Ended December 31, 2015	7.52%	17.12%	14.20%
For The Year Ended December 31, 2014	16.99%	14.06%	12.70%
* Includes effect of realized losses on interest rate swaps.

Return on average equity increased by 382 basis points for the quarter ended March 31, 2016 as compared to the same period of 2015 due to higher income in the current quarter, primarily as a result of increase in other income offset by lower net interest income and increased losses on derivatives. Economic net interest income and core earnings as a percentage of average equity decreased by 148 and 162 basis points for the quarter ended March 31, 2016 compared to 2015.
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

At March 31, 2016, the difference between GAAP book value and estimated economic book value was $199 million, or $1.06 per share. At December 31, 2015, the difference between GAAP book value and estimated economic book value was $196 million, or $1.05 per share. This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing on the statement of financial condition. In these re-securitization transactions, we have generally retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts. These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans on securities owned by the trusts. As the senior notes pay off, we expect the difference between our economic and our GAAP book value to decrease. The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of March 31, 2016 and December 31, 2015.

March 31, 2016
(dollars in thousands, except per share data)

GAAP Book Value	$2,913,635
GAAP Book Value per Share	$15.52

Economic Adjustments:
Assets of Consolidated VIEs	(6,670,061)
Non-Recourse Liabilities of Consolidated VIEs	4,109,401
Interests in VIEs eliminated in consolidation	2,361,817

Total Adjustments - Net	(198,843)
Total Adjustments - Net (per share)	(1.06)

Economic Book Value	$2,714,792
Economic Book Value per Share	$14.46

December 31, 2015
(dollars in thousands, except per share data)

GAAP Book Value	$2,946,188
GAAP Book Value per Share	$15.70

Economic Adjustments:
Assets of Consolidated VIEs	(6,908,910)
Non-Recourse Liabilities of Consolidated VIEs	4,249,911
Interests in VIEs eliminated in consolidation	2,462,713

Total Adjustments - Net	(196,286)
Total Adjustments - Net (per share)	(1.05)

Economic Book Value	$2,749,902
Economic Book Value per Share	$14.65

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

Portfolio Review

During the quarter ended March 31, 2016, on an aggregate basis, we purchased $483 million of invested assets, sold $270 million of invested assets, and received $248 million in principal payments related to our Agency and Non-Agency RMBS. In addition, we received $146 million of proceeds from principal and interest on our securitized loan investments to repay principal on our securitized debt.

The following table summarizes certain characteristics of our portfolio at March 31, 2016 and December 31, 2015.

	For the quarter ended,	For the year ended,
	March 31, 2016	December 31, 2015

Interest earning assets at period-end (1)	$14,855,031	$14,959,081
Interest bearing liabilities at period-end	$11,655,032	$11,689,250
GAAP Leverage at period-end	4.0:1	4.0:1
GAAP Leverage at period-end (recourse)	2.6:1	2.5:1
Economic Leverage at period-end (recourse)	2.8:1	2.7:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	10.3%	10.4%
Senior	4.7%	4.7%
Senior, interest only	1.9%	1.9%
Subordinated	3.6%	3.7%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	9.9%	10.1%
Agency MBS	46.9%	46.0%
Residential	37.8%	37.2%
Commercial	7.8%	6.8%
Interest-only	1.3%	2.0%
Securitized loans held for investment	32.8%	33.5%
Fixed-rate percentage of portfolio	84.9%	84.7%
Adjustable-rate percentage of portfolio	15.1%	15.3%
Annualized yield on average interest earning assets for the periods ended	5.9%	6.0%
Annualized cost of funds on average borrowed funds for the periods ended (2)	2.5%	2.5%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value. And Economic recourse leverage is calculated as a ratio of our repurchase agreements over economic book value. Please refer to a discussion in “Estimated economic book value” section in the discussion of financial condition for details on our economic book value.
The following table presents details of each asset class in our portfolio at March 31, 2016 and December 31, 2015. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.
	March 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)		Weighted Average Credit Enhancement		Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$955,648	$69.23	$72.88	2.2%	5.8%	12.3%	12.6%	25.7%	57.1%		10.0%		$14,040
Senior, interest only	$5,306,186	$5.02	$4.42	1.7%	12.2%	12.6%	13.7%	19.3%	55.8%		0.0%		$-
Subordinated	$735,699	$69.18	$79.24	3.2%	10.1%	11.6%	15.2%	15.5%	45.2%		14.5%		$4,277
Subordinated, interest only	$279,620	$5.34	$3.52	1.2%	12.5%	9.9%	11.3%	13.5%	44.8%		0.0%		$-
RMBS transferred to consolidated VIEs	$2,653,958	$52.68	$77.49	4.5%	18.4%	11.4%	12.5%	19.6%	58.5%		1.2%		$19,079
Agency Mortgage-Backed Securities
Residential	$5,063,355	$104.91	$105.79	3.7%	2.7%	7.5%	13.2%	0.1%	N/	A	N/	A	$-
Commercial	$1,072,937	$102.31	$104.90	3.5%	2.9%	0.1%	2.9%	0.0%	N/	A	N/	A	$-
Interest-only	$4,011,154	$4.63	$4.46	0.9%	3.7%	5.4%	9.4%	0.4%	N/	A	N/	A	$-
Securitized loans	$4,629,305	$99.53	$100.07	6.6%	5.8%	9.0%	9.6%	4.4%	54.8%		N/	A	$12,742
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity (2)		Weighted Average Credit Enhancement		Principal Writedowns During Period (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$947,992	$69.97	$72.97	2.0%	5.1%	11.8%	11.5%	26.2%	57.8%		10.5%		$4,531
Senior, interest only	$5,388,159	$4.93	$4.23	1.6%	13.4%	13.7%	13.6%	19.5%	54.9%		0.0%		$-
Subordinated	$762,466	$69.25	$79.26	3.2%	9.1%	11.5%	14.7%	15.5%	54.5%		14.6%		$3,572
Subordinated, interest only	$284,931	$5.34	$3.95	1.2%	11.5%	9.7%	11.3%	14.5%	43.0%		0.0%		$-
RMBS transferred to consolidated VIEs	$2,741,748	$52.47	$78.07	4.5%	17.7%	12.4%	11.9%	19.9%	61.6%		1.2%		$33,677
Agency Mortgage-Backed Securities
Residential	$5,045,418	$105.07	$104.41	3.7%	2.8%	8.5%	17.0%	0.1%	N/	A	N/	A	$-
Commercial	$952,091	$102.27	$102.28	3.4%	3.0%	0.8%	3.1%	0.0%	N/	A	N/	A	$-
Interest-only	$6,722,472	$4.17	$4.06	0.8%	3.4%	6.3%	9.9%	0.2%	N/	A	N/	A	$-
Securitized loans	$4,787,918	$99.54	$100.15	6.6%	5.9%	8.9%	9.2%	3.8%	58.0%		N/	A	$11,822
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

	For the Quarters Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(dollars in thousands)
	Accretable Discount
Balance, beginning of period	$954,448	$1,003,385	$1,035,492	$990,332	$987,861
Accretion of discount	(44,810)	(43,520)	(41,498)	(41,302)	(44,350)
Purchases	191	1,845	6,194	28,894	80,712
Sales and deconsolidation	-	(35,144)	(22,645)	(1,458)	(29,147)
Transfers from/(to) credit reserve, net	11,276	27,882	25,842	59,026	(4,744)
Balance, end of period	$921,105	$954,448	$1,003,385	$1,035,492	$990,332

	For the Quarters Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(dollars in thousands)
	Non-Accretable Difference
Balance, beginning of period	$837,718	$879,440	$1,001,560	$947,202	$908,927
Principal Writedowns	(26,672)	(27,064)	(32,587)	(34,261)	(39,955)
Purchases	25,989	27,855	13,279	121,253	80,712
Sales and deconsolidation	-	(29,347)	(94,802)	(709)	(15,041)
Net other-than-temporary credit impairment losses	10,678	14,716	17,832	27,101	7,815
Transfers to/(from) credit reserve, net	(11,276)	(27,882)	(25,842)	(59,026)	4,744
Balance, end of period	$836,437	$837,718	$879,440	$1,001,560	$947,202

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

Current Period

We held cash and cash equivalents of approximately $190 million and $114 million at March 31, 2016 and December 31, 2015, respectively. As a result of our operating, investing and financing activities described above, our cash position increased by $76 million from December 31, 2015 to March 31, 2016.

Our operating activities provided net cash of approximately $108 million and $34 million for the quarters ended March 31, 2016 and 2015, respectively. The cash provided by our operations is primarily due to interest received as a result of the additional remedies of $95 million received during the period. This was partially offset by a decline in net interest received.  During the first quarter of 2016, interest received net of interest paid was $156 million. During the first quarter of 2015, interest received net of interest paid was $172 million.

Our investing activities provided cash of $181 million and $396 million for the quarters ended March 31, 2016 and 2015, respectively. During the quarter ended March 31, 2016 we purchased investments of $483 million, primarily Agency RMBS. This use of cash was offset during the quarter from sales of investments of $270 million and principal repayments of $248 million. The purchases and sales activity was primarily due to our continuing to balance our Agency portfolio to maximize spread income and provide liquidity for purchases of Non-Agency RMBS and mortgage loan pools.

Our financing activities used cash of $212 million, and $475 million for the quarters ended March 31, 2016 and 2015, respectively. During the quarter ended March 31, 2016, we received proceeds on our repurchase agreements, net of proceeds paid on our repurchase agreements of $106 million. We also repaid principal of our securitized debt of $232 million and paid dividends of $184 million. These uses of cash were offset, in part, by receipt of cash on debt issuance of $98 million.

Our recourse leverage is 2.8:1 and 2.7:1 for the quarter ended March 31, 2016 and the year ended December 31, 2015, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our economic net equity calculated as a part of our economic book value.

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

At March 31, 2016 and December 31, 2015 the remaining maturities on our RMBS repurchase agreements were as follows.

	March 31, 2016	December 31, 2015
	(dollars in thousands)	(dollars in thousands)
Overnight	$-	$-
1 to 29 days	2,984,870	3,312,902
30 to 59 days	2,411,954	2,501,513
60 to 89 days	277,324	246,970
90 to 119 days	777,051	430,026
Greater than or equal to 120 days	1,094,432	947,928
Total	$7,545,631	$7,439,339

Average days to maturity	74 Days	77 Days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At March 31, 2016, and December 31, 2015, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.3%. At March 31, 2016, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS was 33.0% compared to a haircut on Non-Agency MBS of 32.9% at December 31, 2015. At March 31, 2016, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.76% and 2.69%, respectively. At December 31, 2015, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.64% and 2.44%, respectively.

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

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. Our average repurchase agreement balance for the quarter ended March 31, 2016 increased compared to our average repurchase agreement balance for the quarter ended March 31, 2015 due to additional borrowings on our repurchase agreements in excess of repayments during 2015. We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)

Quarter End March 31, 2016	$7,496,925	$7,545,631
Quarter End December 31, 2015	$7,404,890	$7,439,339
Quarter End September 30, 2015	$7,016,080	$7,150,821
Quarter End June 30, 2015	$6,904,516	$6,813,831
Quarter End March 31, 2015	$8,315,355	$8,296,224

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2016 and December 31, 2015, the carrying value of our total debt was approximately $11.7 billion, which represented a debt-to-equity ratio for both periods of approximately 4.0:1. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.
At March 31, 2016, we had repurchase agreements with 25 counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by limiting our exposure to any counterparty to approximately 10% or less of our total equity, as well as ensuring all our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of March 31, 2016 and December 31, 2015, we had $8.9 billion and $8.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from 30 to 865 days. The average days to maturity on our repurchase agreements at March 31, 2016 and December 31, 2015 were 74 days and 77 days, respectively. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the risk of our repurchase agreements primarily through the use of interest rate swaps. The average remaining maturities on our interest rate swaps at March 31, 2016 range from less than 1 year to 18 years and have a weighted average maturity of approximately 5 years. We use these interest rate swaps to protect the portfolio from short term changes in interest rates. We currently have two swap counterparties. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of March 31, 2016, we have posted $210 million of cash and securities as collateral to our swap counterparties.

Secured Debt Financing Transactions

During the quarter ended March 31, 2016, we purchased securitized debt, collateralized by loans held for investment with an unpaid principal balance of $44 million for $46 million. This outstanding debt acquired is part of a securitization vehicle which has a call date in 2016. Additionally, during the quarter ended March 31, 2016, we issued new debt, collateralized by these same loans held for investment, with an unpaid principal balance of $100 million for $98 million. We did not re-securitize any RMBS or jumbo prime residential mortgage loans during the quarter ended March 31, 2015.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or interest rate swaps with seven counterparties as of March 31, 2016 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at March 31, 2016:

March 31, 2016

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	2	$457,635	(129,821)	$44,167	0.29%
Netherlands	1	88,974	-	$5,558	0.04%
Switzerland	2	1,031,397	(6,499)	$330,568	2.16%
United Kingdom	2	276,036	-	$21,148	0.14%
Total	7	$1,854,042	$(136,320)	$401,441	2.63%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At March 31, 2016, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

Other than as discussed below under “Restricted Stock Grants,” we did not issue any shares during the quarters ended March 31, 2016 and 2015. During the quarter ended March 31, 2016, we declared and paid a one-time special dividend of $0.50 per share to common shareholders totaling $94 million, in addition to a regular dividend declared of $0.48 per share totaling $90 million. During the quarter ended March 31, 2015, we declared and paid dividends to common shareholders totaling $99 million, or $0.48 per share.

We had no preferred stock issued or outstanding as of March 31, 2016 and December 31, 2015.
Related Party Transactions

None.

Restricted Stock Grants

We granted 260,200 shares of restricted stock to employees of the Manager and its affiliates and members of our Board of Directors during first quarter of 2008. During first quarter of 2015, we granted 84,700 shares of restricted stock to employees of the Manager. We granted 266,200 shares of restricted stock during first quarter of 2016, to the executive officers of the Company as compensation related to services provided in 2015.

At March 31, 2016 and December 31, 2015, there were approximately 487,570 and 71,000 unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2016 and December 31, 2015. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

March 31, 2016
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$7,418,906	$126,725	$-	$-	$7,545,631
Securitized debt	701,820	1,096,589	783,303	1,483,158	4,064,870
Interest expense on RMBS repurchase agreements (1)	27,072	1,146	-	-	28,218
Interest expense on securitized debt (1)	138,295	247,733	207,035	424,065	1,017,128
Total	$8,286,093	$1,472,193	$990,338	$1,907,223	$12,655,847
(1) Interest is based on variable rates in effect as of March 31, 2016.

December 31, 2015
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$7,180,496	$258,841	$-	$-	$7,439,337
Securitized debt	735,901	1,125,618	817,774	1,567,821	4,247,113
Interest expense on RMBS repurchase agreements (1)	24,974	2,099	-	-	27,073
Interest expense on securitized debt (1)	153,606	269,110	218,958	547,859	1,189,533
Total	$8,094,977	$1,655,668	$1,036,732	$2,115,680	$12,903,056
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

Capital Expenditure Requirements

At March 31, 2016 and December 31, 2015, we had no material commitments for capital expenditures.

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

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that rely on the exemptions from registration other than Sections 3(c)(1) and 3(c)(7) of the Investment Company Act, such as the exemptions provided by Sections 3(c)(5)(C), 3(c)(6) and 3(a)(1)(C) of the Investment Company Act.

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

Based on our calculations, as of March 31, 2016 and December 31, 2015, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) and 3(a)(1)(C) of the Investment Company Act.

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

●
Limit the net income derived annually from its commodity interest positions that are not qualifying hedging transactions to less than five percent of the mortgage real estate investment trust’s gross income

●
Ensure that interests in the mortgage real estate investment trust are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options, or swaps markets; and

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

For a discussion of the Company’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2016 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2016
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	(17.21%)	0.62%
-50 Basis Points	(9.95%)	0.40%
Base Interest Rate	-	-
+50 Basis Points	8.50%	(0.89%)
+100 Basis Points	15.54%	(1.97%)
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2016. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2016

(dollars in thousands)

	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$396,532	$1,519,787	$104,795	$12,853,169	$14,874,283
Cash equivalents	190,453	-	-	-	190,453
Total rate sensitive assets	586,985	1,519,787	104,795	12,853,169	15,064,736

Rate sensitive liabilities	8,236,967	3,264,259	19,614	132,289	11,653,129
Interest rate sensitivity gap	$(7,649,982)	$(1,744,472)	$85,181	$12,720,880	$3,411,607

Cumulative rate sensitivity gap	$(7,649,982)	$(9,394,454)	$(9,309,273)	$3,411,607
Cumulative interest rate sensitivity gap as a
percentage of total rate sensitive assets	-51%	-62%	-62%	23%

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the first quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2016.

PART II. Other Information

Item 1. Legal Proceedings

After the issuance of the interim financial statements for the third quarter of 2011, the Audit Committee of our Board of Directors initiated an internal investigation, with the assistance of outside counsel and financial advisors engaged by outside counsel, regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements.  This investigation addressed facts and circumstances raised by derivative demand letters served by several of our shareholders.  The Audit Committee concluded its investigation in the fourth quarter of 2014 and reached agreements with FIDAC and the shareholders that resolve the issues raised in the derivative demand letters.  The Audit Committee also pursued additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements, which were resolved in the first quarter of 2016 and resulted in a recovery of $95 million which was distributed in the form of a one-time special dividend paid on March 31, 2016 to stockholders of record on March 17, 2016.

Item 1A. Risk Factors

Under “Part I — Item 1A — Risk Factors” of our Form 10-K for the year ended December 31, 2015, we set forth risk factors related to (i) risks associated with adverse developments in the mortgage finance and credit markets, (ii) risks associated with our management, (iii) risks related to our business, (iv) risks related to our investments, (v) regulatory and legal risks, (vi) risks related to our common stock (vii) tax risks, and (viii) risks associated with our prior late filings and related matters. You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2015. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

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
4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

10.1†
Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Matthew Lambiase (filed as Exhibit 10.12 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)

10.2†
Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.13 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)

10.3†
Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Mohit Marria (filed as Exhibit 10.14 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)

10.4†
Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Robert Colligan (filed as Exhibit 10.15 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)

10.5†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Matthew Lambiase (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.6†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.7†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Mohit Marria (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.8†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Robert Colligan (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

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
Date: May 4, 2016

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: May 4, 2016