Form 10-Q
period 2016-06-30
CHIMERA INVESTMENT CORP
filed 2016-08-04
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2016
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
(212) 626-2300
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
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 29, 2016
Common Stock, $.01 par value	187,729,765

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2016 (Unaudited) and December 31, 2015 (Derived from the audited consolidated financial statements as of December 31, 2015)	2

Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2016 and 2015	3

Consolidated Statements of Changes In Stockholders’ Equity (Unaudited) for the six months ended June 30, 2016 and 2015	4

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3. Quantitative and Qualitative Disclosures about Market Risk	71

Item 4. Controls and Procedures	75

Part II. OTHER INFORMATION	76

Item 1. Legal Proceedings	76

Item 1A. Risk Factors	76

Item 6. Exhibits	77

SIGNATURES	78

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$67,421	$114,062
Non-Agency RMBS, at fair value	3,491,480	3,675,841
Agency MBS, at fair value	4,481,503	6,514,824
Securitized loans held for investment, at fair value	9,212,204	4,768,416
Accrued interest receivable	109,644	66,247
Other assets	225,155	189,796
Derivatives, at fair value, net	2,832	15,460
Total assets (1)	$17,590,239	$15,344,646
Liabilities:
Repurchase agreements, MBS ($7.3 billion and $8.8 billion pledged as collateral, respectively)	$5,856,263	$7,439,339
Securitized debt, collateralized by Non-Agency RMBS ($2.0 billion and $2.1 billion pledged as collateral, respectively)	424,596	529,415
Securitized debt at fair value, collateralized by loans held for investment ($9.2 billion and $4.8 billion pledged as collateral, respectively)	7,534,277	3,720,496
Payable for investments purchased	642,169	560,641
Accrued interest payable	60,171	37,432
Dividends payable	90,504	90,097
Accounts payable and other liabilities	10,257	11,404
Derivatives, at fair value	8,922	9,634
Total liabilities (1)	$14,627,159	$12,398,458

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$—	$—
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,729,765 and 187,711,868 shares issued and outstanding, respectively	1,877	1,877
Additional paid-in-capital	3,367,322	3,366,568
Accumulated other comprehensive income	907,173	773,791
Accumulated deficit	(1,313,292)	(1,196,048)
Total stockholders' equity	$2,963,080	$2,946,188
Total liabilities and stockholders' equity	$17,590,239	$15,344,646

(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2016 and December 31, 2015, total assets of consolidated VIEs were $11,401,484 and $7,031,278, respectively, and total liabilities of consolidated VIEs were $7,997,605 and $4,262,017, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarter Ended		For the Six Months Ended
Net Interest Income:	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income (1)	$221,096	$215,804	$422,293	$458,949
Interest expense (2)	83,227	66,044	146,208	126,500
Net interest income	137,869	149,760	276,085	332,449
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,139)	(2,208)	(7,562)	(3,260)
Portion of loss recognized in other comprehensive income	(17,816)	(24,893)	(24,071)	(31,656)
Net other-than-temporary credit impairment losses	(20,955)	(27,101)	(31,633)	(34,916)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	22,100	88,028	(79,010)	92,083
Realized gains (losses) on terminations of interest rate swaps	(60,158)	(31,124)	(60,616)	(99,703)
Net realized gains (losses) on derivatives	(9,697)	(16,777)	(44,666)	(58,863)
Net gains (losses) on derivatives	(47,755)	40,127	(184,292)	(66,483)
Net unrealized gains (losses) on financial instruments at fair value	30,347	(37,260)	47,218	(47,685)
Net realized gains (losses) on sales of investments	6,631	9,685	3,956	39,250
Gains (losses) on Extinguishment of Debt	—	5,079	(1,766)	5,079
Total other gains (losses)	(10,777)	17,631	(134,884)	(69,839)
Other income:
Other income	—	—	95,000	—
Total other income	—	—	95,000	—
Other expenses:
Management fees	—	10,196	—	20,522
Expense recoveries from Manager	—	(4,652)	—	(5,765)
Net management fees	—	5,544	—	14,757
Compensation and benefits	6,954	36	12,176	508
General and administrative expenses	4,238	9,224	8,741	13,513
Servicing Fees of consolidated VIEs	7,773	6,388	13,351	12,776
Deal Expenses	13,022	2,911	13,022	2,911
Total other expenses	31,987	24,103	47,290	44,465
Income (loss) before income taxes	74,150	116,187	157,278	183,229
Income taxes	23	—	52	1
Net income (loss)	$74,127	$116,187	$157,226	$183,228

Net income (loss) per share available to common shareholders:
Basic	$0.39	$0.57	$0.84	$0.89
Diluted	$0.39	$0.57	$0.84	$0.89

Weighted average number of common shares outstanding:
Basic	187,729,765	205,492,089	187,726,618	205,509,782
Diluted	187,925,046	205,579,639	187,882,614	205,573,297

Dividends declared per share of common stock	$0.48	$0.48	$1.46	$0.96

Comprehensive income (loss):
Net income (loss)	$74,127	$116,187	$157,226	$183,228
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	53,015	(117,742)	112,423	(137,654)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	20,955	27,101	31,633	34,916
Reclassification adjustment for net realized losses (gains) included in net income	(9,062)	(10,059)	(10,674)	(39,135)
Other comprehensive income (loss)	64,908	(100,700)	133,382	(141,873)
Comprehensive income (loss)	$139,035	$15,487	$290,608	$41,355
(1) Includes interest income of consolidated VIEs of $160,885 and $146,900 for the quarters ended June 30, 2016 and 2015, respectively and interest income of consolidated VIEs of $292,865 and $297,518 for the six months ended June 30, 2016 and 2015, respectively. See Note 8 for further discussion.
(2) Includes interest expense of consolidated VIEs of $58,772 and $50,426 for the quarters ended June 30, 2016 and 2015, respectively and interest expense of consolidated VIEs of $98,022 and $97,179 for the six months ended June 30, 2016 and 2015, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2014	$2,054	$3,614,412	$1,046,680	$(1,055,456)	$3,607,690
Net income (loss)	—	—	—	183,228	183,228
Cumulative effect of accounting change (1)	—	—	—	(12,137)	(12,137)
Other comprehensive income (loss)	—	—	(141,873)	—	(141,873)
Stock based compensation	2	494	—	—	496
Common dividends declared	—	—	—	(197,339)	(197,339)
Balance, June 30, 2015	$2,056	$3,614,906	$904,807	$(1,081,704)	$3,440,065

Balance, December 31, 2015	$1,877	$3,366,568	$773,791	$(1,196,048)	$2,946,188
Net income (loss)	—	—	—	157,226	157,226
Other comprehensive income (loss)	—	—	133,382	—	133,382
Stock based compensation	—	754	—	—	754
Common dividends declared	—	—	—	(274,470)	$(274,470)
Balance, June 30, 2016	$1,877	$3,367,322	$907,173	$(1,313,292)	$2,963,080
(1) Adoption of ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Six Month Ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Net income	$157,226	$183,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	4,349	(10,026)
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	5,019	2,689
Amortization of swaption premium	3,280	—
Net unrealized losses (gains) on derivatives	79,010	(92,083)
Proceeds (payments) for derivative sales and settlements	—	(11,831)
Margin (paid) received on derivatives	(72,901)	107,462
Net unrealized losses (gains) on financial instruments at fair value	(47,218)	47,685
Net realized losses (gains) on sales of investments	(3,956)	(39,250)
Net other-than-temporary credit impairment losses	31,633	34,916
(Gain) loss on extinguishment of debt	1,766	(5,079)
Equity-based compensation expense	754	496
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(43,397)	(485)
Decrease (increase) in other assets	(35,360)	(19,691)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	11,195	(1,596)
Increase (decrease) in investment management fees and expenses payable to affiliate	—	(75)
Increase (decrease) in accrued interest payable, net	22,837	(4,030)
Net cash provided by (used in) operating activities	$114,237	$192,330
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(669,335)	$(3,197,685)
Sales	2,555,162	4,653,668
Principal payments	308,791	681,784
Non-Agency RMBS portfolio:
Purchases	(114,227)	(745,330)
Sales	67,256	109,999
Principal payments	279,560	169,027
Securitized loans held for investment:
Purchases	(4,745,083)	(281,811)
Principal payments	331,638	358,128
Net cash provided by (used in) investing activities	$(1,986,238)	$1,747,780
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$19,984,492	$24,571,022
Payments on repurchase agreements	(21,567,569)	(26,212,572)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	4,180,227	485,112
Payments on securitized debt borrowings, collateralized by loans held for investment	(395,027)	(626,016)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(102,701)	(81,583)
Common dividends paid	(274,062)	(191,145)
Net cash provided by (used in) financing activities	$1,825,360	$(2,055,182)
Net increase (decrease) in cash and cash equivalents	(46,641)	(115,072)
Cash and cash equivalents at beginning of period	114,062	164,620
Cash and cash equivalents at end of period	$67,421	$49,548

Supplemental disclosure of cash flow information:
Interest received	$383,245	$448,438
Interest paid	$118,450	$133,219
Management fees and expenses paid	$—	$20,597
Non-cash investing activities:
Payable for investments purchased	$642,169	$457,484
Net change in unrealized gain (loss) on available-for sale securities	$133,382	$(141,873)
Non-cash financing activities:
Common dividends declared, not yet paid	$90,504	$98,677

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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has seven wholly owned direct subsidiaries: Chimera RMBS Whole Pool LLC, and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC (“CIM Trading”), a TRS formed in July 2010; Chimera Funding TRS LLC (“CIM Funding TRS”), a TRS formed in October 2013, Chimera CMBS Whole Pool LLC formed in March 2015; and Chimera Insurance Company, LLC formed in July 2015 and Chimera RR Holdings LLC formed in April 2016.

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

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

The trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the security holders. The assets held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity. The Company’s risks associated with its involvement with these VIEs are limited to its risks and rights as a holder of the security it has retained. There have been no recent changes to the nature of risks associated with the Company’s involvement with VIEs.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at June 30, 2016 and December 31, 2015.

(d) Agency and Non-Agency Mortgage-Backed Securities

The Company invests in mortgage backed securities (“MBS”) representing interests in obligations backed by pools of mortgage loans. The Company delineates between Agency MBS and Non-Agency MBS as follows: (1) Agency MBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other MBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation; and (2) Non-Agency MBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk. Repayment of principal and interest on Non-Agency MBS is subject to the performance of the mortgage loans or MBS collateralizing the obligation.

The Company also invests in Interest Only Agency MBS strips and Interest Only Non-Agency RMBS strips (“IO MBS strips”). IO MBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. Interest income on IO MBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium is calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). The Company accounts for IO MBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company classifies the majority of its MBS as available-for-sale and records investments at estimated fair value as described in Note 5 of these consolidated financial statements. The Company includes unrealized gains and losses considered to be temporary on all MBS in Other comprehensive income (“OCI”) in the Consolidated Statements of Operations and Comprehensive Income. For IO MBS strips and certain other MBS investments, the Company carries these investments at fair value with changes in fair value included in earnings in the Consolidated Statements of Operations and Comprehensive Income. From time to time, as part of the overall management of its portfolio, the Company may sell any of its investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations and Comprehensive Income utilizing the average cost method.

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

1.Rated AA or higher by a nationally recognized credit rating agency using the lowest rating available;
2.The Company expects to collect all of the security's contractual cash flows; and
3.The security cannot be contractually prepaid such that the Company would not recover substantially     all of its recorded investment.

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

1.	There is evidence of deterioration in credit quality of the security from its inception; and

2.	It is probable that the Company will be unable to collect all contractual cash flows of the security.

Non-Agency RMBS that are not within the scope of ASC 310-30 are accounted for under ASC 325-40 if at the acquisition date:

1.	The security is not of high credit quality (defined as rate below AA or is unrated), or

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

Impairment

Considerations Applicable to all MBS

When the fair value of an available-for-sale MBS is less than its amortized cost, the security is considered impaired. On a quarterly basis, the Company evaluates its securities for OTTI. If the Company intends to sell an impaired security, or it is more-likely-than-not that the Company will be required to sell an impaired security before its anticipated recovery, then the Company must recognize an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the measurement date. If the Company does not intend to sell an impaired security and it is not more-likely-than-not that it would be required to sell an impaired security before recovery, the Company must further evaluate the security for impairment due to credit losses. The credit component of OTTI is recognized in earnings and the remaining component is recorded as a component of OCI. Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security and subsequent recovery in fair value may not be adjusted through current earnings. Subsequent recoveries are amortized into income over the remaining life of the security as an adjustment to yield.

When evaluating whether the Company intends to sell an impaired security or will more-likely-than-not be required to sell an impaired security before recovery, the Company makes judgments that consider among other things, its liquidity, leverage, contractual obligations, and targeted investment strategy to determine its intent and ability to hold the investments that are deemed impaired. The determination as to whether an OTTI exists is based on factual information available at the time of assessment as well as the Company’s estimates of future conditions. As a result, the determination of OTTI and its timing and amount is based on estimates that may change materially over time.

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

(e) Securitized Loans Held for Investment

Prime residential mortgage loans:

A portion of the securitized loan portfolio is comprised of non-conforming, single family, owner occupied, jumbo prime loans that are not guaranteed as to repayment of principal or interest. These securitized loans are serviced and may be modified, in the event of a default, by a third-party servicer. The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in default, including whether or not to proceed with foreclosure. These mortgage loans are designated as held for investment. Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis. The securitized loan portfolio comprised of non-conforming, single family, owner occupied, jumbo, prime loans is carried at fair value with changes in fair value recorded in earnings.

The Company estimates the fair value of securitized loans as described in Note 5 of these consolidated financial statements.

Seasoned subprime residential mortgage loans:

A portion of the securitized loan portfolio is comprised of seasoned subprime residential mortgage loans that are not guaranteed as to repayment of principal or interest. These securitized loans are serviced and may be modified, in the event of default, by a third-party servicer. The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in default, including whether or not to proceed with foreclosure. These mortgage loans are designated as held for investment. Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis. The securitized loan portfolio comprised primarily of seasoned subprime residential mortgage loans is carried at fair value with changes in fair value recorded in earnings.

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

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at June 30, 2016 and December 31, 2015 was $16 million and $18 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

(g) Securitized Debt, collateralized by Non-Agency RMBS and Securitized Debt, collateralized by loans held for investment

Certain re-securitization transactions classified as Securitized Debt, collateralized by Non-Agency RMBS, reflect the transfer to a trust of fixed or adjustable rate MBS which are classified as Non-Agency RMBS that pay interest and principal to the debt holders of that re-securitization. Re-securitization transactions completed by the Company that did not qualify as sales are accounted for as secured borrowings. The associated securitized debt is carried at amortized cost, net of any unamortized premiums or discounts.

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

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $293 million and $245 million as of June 30, 2016 and December 31, 2015. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $142 million and $273 million as of June 30, 2016 and December 31, 2015. Interest income reported on all IO MBS securities was $11 million and $12 million for the quarters ended June 30, 2016 and 2015, respectively. Interest income reported on all IO MBS securities was $23 million and $25 million for the six months ended June 30, 2016 and 2015, respectively.

Non-Agency RMBS:

The Company has elected the fair value option for certain interests in Non-Agency RMBS which we refer to as the overcollateralization classes. The cash flows for these holdings are generally subordinate to all other interests of the trusts and generally only pay out funds when certain ratios are met and excess cash holdings, as determined by the trustee, are available for distribution to the overcollateralization class. Many of the investments in this group have no current cash flows and may not ever pay cash flows, depending on the loss experience of the collateral group supporting the investment. Estimating future cash flows for this group of Non-Agency RMBS investments is highly subjective and uncertain; therefore, the Company has elected to carry these holdings at fair value with changes in fair value reflected in earnings.

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings is $17 million and $20 million as of June 30, 2016 and December 31, 2015, respectively.

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

Securitized Debt, Collateralized by Loans Held for Investment:

The Company’s securitized debt, collateralized by loans held for investment, is carried at fair value with changes in fair value reflected in earnings. The Company has elected the fair value option for these financings as it may call or restructure these debt financings in the future. Additionally, the fair value option allows both the loans and related financing to be consistently reported at fair value and to achieve operational and valuation simplifications.

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

(k) Sales, Securitizations, and Re-Securitizations

The Company periodically enters into transactions in which it sells financial assets, such as MBS and mortgage loans. Gains and losses on sales of assets are calculated using the average cost method whereby the Company records a gain or loss on the difference between the average amortized cost of the asset and the proceeds from the sale. In addition, the Company from time to time securitizes or re-securitizes assets and sells tranches in the newly securitized assets. These transactions may be recorded as either sales, whereby the assets contributed to the securitization are removed from the Consolidated Statements of Financial Condition and a gain or loss is recognized, or as secured borrowings whereby the assets contributed to the securitization are not derecognized but rather the debt issued by the securitization entity are recorded to reflect the term financing of the assets. In these securitizations and re-securitizations, the Company may retain senior or subordinated interests in the securitized or re-securitized assets. In transfers that are considered secured borrowings, no gain or loss is recognized. Any difference in the proceeds received and the carrying value of the transferred asset is recorded as a premium or discount and amortized into earnings as an adjustment to yield.

(l) Income Taxes

The Company has elected to be taxed as a REIT and intends to comply with the provision of the Code, with respect thereto. Accordingly, the Company will generally not be subject to federal, state or local income taxes to the extent that qualifying distributions are made to stockholders and as long as certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost. The Company, CIM Trading and CIM Funding TRS made joint elections to treat CIM Trading and CIM Funding TRS as TRS’s. As such, CIM Trading and CIM Funding TRS are taxable as domestic C corporations and subject to federal, state, and local income taxes based upon their respective taxable income.

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2016 or 2015.

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

(p) Recent Accounting Pronouncements

Financial Instruments - Credit Losses – (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current model for recognizing credit losses from an incurred credit loss model to a current expected credit loss (CECL) model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale (AFS) debt securities when the fair value of an AFS debt security is below the amortized cost of the asset rather than reduce the carrying amount, as we do under the current OTTI model. This update also simplifies the accounting model for purchased credit-impaired debt securities and loans. The changes in the allowances created in accordance with this update will be recorded in earnings. The update also expands the disclosure requirements regarding the Company's assumptions, models, and methods for estimating the expected credit losses. In addition, the Company will disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The guidance in the ASU is effective for the Company as of January 1, 2020. Early adoption is allowed, beginning January 1, 2019. The Company is currently evaluating what impact this update will have on the consolidated financial statements.

Share Based Payments – (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this update companies will no longer record excess tax benefits and certain tax deficiencies associated with an award of equity instruments in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled, and additional paid-in capital pools will be eliminated. The updated guidance will also allow the Company to repurchase more shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance in the ASU is effective for the Company as of January 1, 2017. Early adoption is allowed. The guidance is to be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded in retained retained earnings. The Company is currently evaluating what impact this update will have on the consolidated financial statements.

Contingent Put and Call Options in Debt Instruments – (Topic 815)

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments Accounting.  This update clarifies that when a call or put option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call or put option is related to interest rates or credit risk in determining whether the option should be accounted for separately as a derivative. The guidance in the ASU is effective for the Company as of January 1, 2017. Early adoption is permitted.  The new guidance applies to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective method as of the beginning of the period of adoption. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements as all of its debt instruments with contingent Put and Call options are eliminated on consolidation.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships – (Topic 815)

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

Presentation of Financial Statements—Going Concern (Subtopic 205-40)

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires the Company to perform interim and annual assessments of its ability to continue as a going concern within one year of the date the financial statements are issued. The Company must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The ASU applies to all entities and is effective for the Company for the year ended December 31, 2016. Early adoption is permitted. The Company does not expect this update to have any impact as we do not expect to have the conditions or events which would raise substantial doubt about the Company’s ability to continue as a going concern.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in residential and commercial Agency MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date.

		June 30, 2016
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,398,933	$251	$(1,503,999)	$1,895,185	$2,620,907	$728,950	$(3,228)	$725,722
Senior, interest-only	5,693,428	295,094	—	295,094	280,868	28,130	(42,356)	$(14,226)
Subordinated	718,917	21,200	(235,506)	504,613	577,152	79,999	(7,460)	$72,539
Subordinated, interest-only	274,357	14,527	—	14,527	12,553	83	(2,057)	$(1,974)
Agency MBS
Residential	2,833,811	142,459	—	2,976,270	3,029,836	53,860	(294)	$53,566
Commercial	1,226,725	34,279	(2,720)	1,258,284	1,309,644	51,716	(356)	$51,360
Interest-only	3,077,732	148,132	—	148,132	142,023	2,320	(8,429)	$(6,109)
Total	$17,223,903	$655,942	$(1,742,225)	$7,092,105	$7,972,983	$945,058	$(64,180)	$880,878

		December 31, 2015
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,651,869	$309	$(1,553,317)	$2,098,860	$2,826,121	$736,040	$(8,779)	$727,261
Senior, interest-only	5,426,029	268,515	—	268,515	234,171	18,113	(52,457)	(34,344)
Subordinated	762,466	23,635	(258,128)	527,975	604,295	83,896	(7,577)	76,319
Subordinated, interest-only	284,931	15,226	—	15,226	11,254	62	(4,035)	(3,973)
Agency MBS
Residential	5,045,418	255,837	—	5,301,255	5,267,848	18,593	(52,001)	(33,408)
Commercial	952,091	24,815	(3,170)	973,736	973,787	8,052	(8,001)	51
Interest-only	6,722,472	280,073	—	280,073	273,189	2,756	(9,640)	(6,884)
Total	$22,845,276	$868,410	$(1,814,615)	$9,465,640	$10,190,665	$867,512	$(142,490)	$725,022

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,726,541	$1,536,862	$1,742,744	$1,534,497
Purchases	22,417	23,872	42,600	108,625
Accretion	(35,054)	(71,005)	(71,407)	(140,710)
Reclassification (to) from non-accretable difference	27,492	211,625	27,459	218,807
Sales and deconsolidation	(26,804)	(3,031)	(26,804)	(22,896)
Balance at end of period	$1,714,592	$1,698,323	$1,714,592	$1,698,323

The table below presents the outstanding principal balance and related amortized cost at June 30, 2016 and December 31, 2015 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	June 30, 2016	December 31, 2015
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,490,858	$3,325,335
End of period	$3,343,812	$3,550,698
Amortized cost:
Beginning of period	$1,937,419	$1,741,780
End of period	$1,806,344	$1,958,726

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

			June 30, 2016
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$79,539	$(2,398)	7	$34,101	$(830)	4	$113,640	$(3,228)	11
Senior, interest-only	41,280	(5,185)	43	87,910	(37,171)	73	129,190	(42,356)	116
Subordinated	32,097	(3,463)	10	2,423	(3,997)	7	34,520	(7,460)	17
Subordinated, interest-only	—	—	—	11,442	(2,057)	3	11,442	(2,057)	3
Agency MBS
Residential	2,329	(23)	6	58,506	(271)	1	60,835	(294)	7
Commercial	45,955	(20)	3	55,431	(336)	35	101,386	(356)	38
Interest-only	33,846	(1,408)	17	29,826	(7,021)	8	63,672	(8,429)	25
Total	$235,046	$(12,497)	86	$279,639	$(51,683)	131	$514,685	$(64,180)	217

			December 31, 2015
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$294,520	$(8,779)	20	$—	$—	—	$294,520	$(8,779)	20
Senior, interest-only	81,919	(18,715)	83	64,058	(33,742)	47	145,977	(52,457)	130
Subordinated	138,257	(7,577)	22	—	—	—	138,257	(7,577)	22
Subordinated, interest-only	6,455	(1,039)	1	3,635	(2,996)	2	10,090	(4,035)	3
Agency MBS
Residential	4,468,717	(44,687)	116	290,926	(7,314)	4	4,759,643	(52,001)	120
Commercial	393,058	(7,969)	140	4,986	(32)	4	398,044	(8,001)	144
Interest-only	94,969	(3,457)	24	39,707	(6,183)	7	134,676	(9,640)	31
Total	$5,477,895	$(92,223)	406	$403,312	$(50,267)	64	$5,881,207	$(142,490)	470

At June 30, 2016, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2016.

Gross unrealized losses on the Company’s Agency residential and commercial MBS were $1 million and $60 million as of June 30, 2016 and December 31, 2015, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2016 and December 31, 2015, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency IO MBS strips which are reported at fair value with changes in fair value recorded in earnings) were $11 million and $16 million at June 30, 2016 and December 31, 2015, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and six months ended June 30, 2016 and 2015 is presented below.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Total other-than-temporary impairment losses	$(3,139)	$(2,208)	$(7,562)	$(3,260)
Portion of loss recognized in other comprehensive income (loss)	(17,816)	(24,893)	(24,071)	(31,656)
Net other-than-temporary credit impairment losses	$(20,955)	$(27,101)	$(31,633)	$(34,916)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Cumulative credit loss beginning balance	$539,376	$513,886	$529,112	$507,548
Additions:
Other-than-temporary impairments not previously recognized	627	18,455	10,953	26,270
Reductions for securities sold or deconsolidated during the period	(4,018)	(415)	(4,260)	(1,734)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	20,327	8,646	20,679	8,646
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(10,125)	(12,024)	(10,297)	(12,182)
Cumulative credit impairment loss ending balance	$546,187	$528,548	$546,187	$528,548

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Loss Severity
Weighted Average	64%	66%
Range	44% - 85%	17% - 96%
60+ days delinquent
Weighted Average	21%	23%
Range	0% - 40%	2% - 41%
Credit Enhancement (1)
Weighted Average	23%	8%
Range	0% - 100%	0% - 27%
3 Month CPR
Weighted Average	5%	9%
Range	0% - 19%	3% - 27%
12 Month CPR
Weighted Average	4%	9%
Range	4% - 21%	3% - 20%
(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at June 30, 2016 and December 31, 2015. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At June 30, 2016, IO MBS had a net unrealized loss of $22 million and had an amortized cost of $458 million. At December 31, 2015, IO MBS had a net unrealized loss of $45 million and had an amortized cost of $564 million. The fair value of IOs at June 30, 2016 and December 31, 2015 was $435 million, and $519 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations and Comprehensive Income.

		June 30, 2016
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$728,950	$—	$728,950	$(3,228)	$—	$(3,228)
Senior, interest-only	—	28,130	28,130	—	(42,356)	(42,356)
Subordinated	76,632	3,367	79,999	(90)	(7,370)	(7,460)
Subordinated, interest-only	—	83	83	—	(2,057)	(2,057)
Agency MBS
Residential	53,860	—	53,860	(294)	—	(294)
Commercial	51,716	—	51,716	(356)	—	(356)
Interest-only	—	2,320	2,320	—	(8,429)	(8,429)
Total	$911,158	$33,900	$945,058	$(3,968)	$(60,212)	$(64,180)

		December 31, 2015
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$736,040	$—	$736,040	$(8,779)	$—	$(8,779)
Senior, interest-only	—	18,113	18,113	—	(52,457)	(52,457)
Subordinated	81,588	2,309	83,896	(1,971)	(5,606)	(7,577)
Subordinated, interest-only	—	62	62	—	(4,035)	(4,035)
Agency MBS
Residential	18,593	—	18,593	(52,001)	—	(52,001)
Commercial	8,052	—	8,052	(8,001)	—	(8,001)
Interest-only	—	2,756	2,756	—	(9,640)	(9,640)
Total	$844,273	$23,240	$867,512	$(70,752)	$(71,738)	$(142,490)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,398,933	$55.76	$77.11	4.0%	15.6%
Senior, interest-only	5,693,428	5.18	4.93	1.6%	13.3%
Subordinated	718,917	70.19	80.28	3.2%	10.2%
Subordinated, interest-only	274,357	5.30	4.58	1.1%	11.3%
Agency MBS
Residential pass-through	2,833,811	105.03	106.92	3.9%	2.6%
Commercial pass-through	1,226,725	102.57	106.76	3.5%	3.0%
Interest-only	3,077,732	4.81	4.61	0.9%	4.1%
(1)Bond Equivalent Yield at period end.

	December 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,651,869	$57.47	$77.39	3.8%	13.7%
Senior, interest-only	5,426,029	4.95	4.32	1.7%	12.9%
Subordinated	762,466	69.25	79.26	3.2%	8.8%
Subordinated, interest-only	284,931	5.34	3.95	1.2%	10.9%
Agency MBS
Residential pass-through	5,045,418	105.07	104.41	3.7%	2.8%
Commercial pass-through	952,091	102.27	102.28	3.4%	2.9%
Interest-only	6,722,472	4.17	4.06	0.8%	3.4%
(1)Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
AAA	0.4%	0.5%
AA	0.3%	0.4%
A	0.7%	0.8%
BBB	0.3%	0.4%
BB	5.0%	5.2%
B	3.0%	3.0%
Below B or not rated	90.3%	89.7%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2016 and December 31, 2015 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	June 30, 2016
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$14,324	$445,999	$1,446,340	$714,244	$2,620,907
Senior interest-only	910	42,991	127,901	109,066	280,868
Subordinated	2,337	114,158	216,059	244,598	577,152
Subordinated interest-only	—	—	12,553	—	12,553
Agency MBS
Residential	—	2,654,390	375,446	—	3,029,836
Commercial	—	16,662	30,378	1,262,604	1,309,644
Interest-only	—	83,403	52,900	5,720	142,023
Total fair value	$17,571	$3,357,603	$2,261,577	$2,336,232	$7,972,983
Amortized cost
Non-Agency RMBS
Senior	$10,595	$351,042	$1,052,222	$481,326	$1,895,185
Senior interest-only	1,990	57,640	129,958	105,506	295,094
Subordinated	2,319	87,641	173,964	240,689	504,613
Subordinated interest-only	—	—	14,527	—	14,527
Agency MBS
Residential	—	2,619,298	356,972	—	2,976,270
Commercial	—	16,678	28,835	1,212,771	1,258,284
Interest-only	—	84,137	58,511	5,484	148,132
Total amortized cost	$14,904	$3,216,436	$1,814,989	$2,045,776	$7,092,105

	December 31, 2015
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$—	$374,462	$1,629,564	$822,095	$2,826,121
Senior interest-only	1,458	41,862	123,538	67,313	234,171
Subordinated	2,229	108,728	212,003	281,335	604,295
Subordinated interest-only	—	—	11,254	—	11,254
Agency MBS
Residential	—	150,357	5,117,491	—	5,267,848
Commercial	—	—	29,176	944,611	973,787
Interest-only	—	106,069	161,413	5,707	273,189
Total fair value	$3,687	$781,478	$7,284,439	$2,121,061	$10,190,665
Amortized cost
Non-Agency RMBS
Senior	$—	$281,255	$1,235,528	$582,077	$2,098,860
Senior interest-only	2,440	59,823	135,359	70,893	268,515
Subordinated	2,208	86,728	168,403	270,636	527,975
Subordinated interest-only	—	—	15,226	—	15,226
Agency MBS
Residential	—	149,111	5,152,144	—	5,301,255
Commercial	—	—	29,156	944,580	973,736
Interest-only	—	106,708	167,646	5,719	280,073
Total amortized cost	$4,648	$683,625	$6,903,462	$1,873,905	$9,465,640

The Non-Agency RMBS portfolio is subject to credit risk. The Company seeks to mitigate credit risk through its asset selection process. The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. The Company defines Alt-A mortgage securities as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At June 30, 2016 and December 31, 2015, 68% and 64% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At June 30, 2016 and December 31, 2015, 16% and 17% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
Weighted average maturity (years)		21.7		22.0
Weighted average amortized loan to value (1)		67.2%		67.9%
Weighted average FICO (2)		674		671
Weighted average loan balance (in thousands)		$320		$330
Weighted average percentage owner occupied		82.8%		82.7%
Weighted average percentage single family residence		65.5%		65.9%
Weighted average current credit enhancement		2.3%		2.4%
Weighted average geographic concentration of top four states	CA	31.0%	CA	30.4%
	FL	7.9%	FL	8.0%
	NY	7.9%	NY	8.0%
	NJ	2.6%	NJ	2.5%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2016 and December 31, 2015.

Origination Year	June 30, 2016	December 31, 2015
1999	0.1%	0.1%
2000	0.5%	0.6%
2001	1.5%	1.6%
2002	0.5%	0.5%
2003	1.8%	2.2%
2004	4.3%	3.7%
2005	20.9%	21.7%
2006	35.7%	32.9%
2007	32.3%	34.2%
2008	1.9%	1.9%
2013	0.4%	0.5%
2014	0.1%	0.1%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended June 30, 2016 and 2015 are as follows:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Proceeds from sales	$2,368,724	$995,718	$2,639,203	$3,237,335
Gross realized gains	11,482	11,099	13,176	41,395
Gross realized losses	(4,851)	(1,414)	(9,220)	(2,145)
Net realized gain (loss)	$6,631	$9,685	$3,956	$39,250

Included in the gross realized gains for the quarter and six months ended June 30, 2016 in the table above are exchanges of securities with a fair value of $17 million, where the Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset.  These exchanges were treated as non-cash sales and purchases and resulted in a realized loss of $259 thousand reflected in earnings for the quarter and six months ended June 30, 2016. For the quarter and six months ended June 30, 2015, the fair value of these exchanges of securities was $8 million and $15 million, respectively and resulted in a realized gain of $1 million and $4 million, respectively.

4. Securitized Loans Held for Investment

The Securitized loans held for investment is comprised of two portfolios. The first portfolio is comprised of loans collateralized by non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The second portfolio is comprised primarily of loans collateralized by seasoned subprime residential mortgages.

At June 30, 2016, all securitized loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the securitized loans held for investment. As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at fair value at June 30, 2016 and December 31, 2015:

	For the Six Months Ended	For the Year Ended
	June 30, 2016	December 31, 2015
	(dollars in thousands)
Balance, beginning of period	$4,768,416	$5,306,501
Purchases	4,745,083	577,036
Principal paydowns	(331,638)	(707,996)
Sales and settlements	2,100	(9,638)
Net periodic accretion (amortization)	(16,895)	(19,100)
Change in fair value	45,138	(90,581)
Transfer due to deconsolidation	—	(287,806)
Balance, end of period	$9,212,204	$4,768,416

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Jumbo prime residential mortgage loans

The securitized loan portfolio collateralized by jumbo prime residential mortgages was originated during the following years:

Origination Year	June 30, 2016	December 31, 2015
2004	0.2%	0.1%
2007	8.2%	8.5%
2008	8.1%	7.4%
2009	0.3%	0.3%
2010	5.3%	5.1%
2011	31.4%	33.1%
2012	46.5%	45.5%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized primarily of non-conforming, single family, owner occupied, jumbo, prime mortgages follows:

	June 30, 2016		December 31, 2015
Number of loans		577		657
Weighted average maturity (years)		25.1		25.5
Weighted average loan to value (1)		70.6%		70.7%
Weighted average FICO (2)		764		765
Weighted average loan balance (in thousands)		$671		$682
Weighted average percentage owner occupied		95.1%		94.3%
Weighted average percentage single family residence		71.1%		70.1%
Weighted average geographic concentration of top five states	CA	32.1%	CA	32.4%
	NJ	7.1%	VA	6.4%
	MD	6.6%	NJ	6.3%
	VA	6.6%	MD	6.2%
	NY	4.6%	TX	5.1%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the outstanding principal balance of the jumbo prime loans which are 30 days delinquent and greater as reported by the servicer at June 30, 2016 and December 31, 2015.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
June 30, 2016	$1,393	$—	$3,805	$—	$2,321	$549	$8,068
December 31, 2015	$3,079	$—	$2,915	$—	$2,875	$2,312	$11,181

The fair value of the jumbo prime residential mortgage loans 90 days or more past due is $3 million as of June 30, 2016.

Seasoned subprime residential mortgage loans

The securitized loan portfolio collateralized by seasoned subprime residential mortgages originated during the following years:

Origination Year	June 30, 2016	December 31, 2015
2002 and prior	9.5%	11.2%
2003	5.6%	4.0%
2004	12.6%	11.1%
2005	20.4%	19.3%
2006	22.8%	17.4%
2007	21.6%	25.4%
2008	6.4%	9.5%
2009	0.6%	1.1%
2010 and later	0.5%	1.0%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized by seasoned subprime residential mortgages follows:

	June 30, 2016		December 31, 2015
Number of loans		100,043		56,870
Weighted average maturity (years)		19.9		21.5
Weighted average loan to value (1)		87.2%		80.7%
Weighted average FICO (1)		635		625
Weighted average loan balance (in thousands)		$90		$76
Weighted average percentage owner occupied		97.0%		96.0%
Weighted average percentage single family residence		85.0%		72.5%
Weighted average geographic concentration of top five states	CA	8.5%	CA	8.8%
	OH	6.8%	FL	7.2%
	FL	6.6%	NC	7.1%
	VA	5.8%	VA	6.3%
	NC	5.4%	OH	6.1%
(1) As provided by the Trustee

The following table summarizes the outstanding principal balance of the loan portfolio consisting of seasoned subprime residential mortgage loans which are 30 days delinquent and greater as reported by the servicer at June 30, 2016 and December 31, 2015.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
June 30, 2016	$199,737	$61,346	$108,551	$141,085	$203,897	$42,117	$756,733
December 31, 2015	$189,816	$66,429	$125,897	$117,308	$218,493	$36,124	$754,067

The fair value of seasoned subprime residential mortgage loans 90 days or more past due is $333 million as of June 30, 2016.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At

June 30, 2016, ten investment holdings with an internally developed fair value of $114 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $20 million lower than the third party prices provided of $134 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at June 30, 2016 in excess of the derived predetermined threshold for the period. At December 31, 2015, two investment holdings with an internally developed fair value of $10 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $1 million lower than the third party prices provided of $11 million.

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

Securitized Loans Held for Investment
Securitized loans consisting of seasoned subprime residential mortgage loans:
The Company estimates the fair value of its securitized loans held for investment consisting of seasoned subprime residential mortgage loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan. These loan factors include: loan coupon as compared to coupon currently available in the market, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan interest rate as compared to interest rates currently available in the market and delinquency history. These two factors are based on relevant observable inputs.

The Company also monitors market activity to identify trades which may be used to compare internally developed prices; however, as the portfolio of loans held at fair value is a seasoned subprime pool of mortgage loans, comparable loan pools are not common or directly comparable. There are limited transactions in the market place to develop a comprehensive direct range of values. However, if market data becomes available, the Company will compare this data to the internally developed prices to ensure reasonableness of the valuation.

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

Securitized loans collateralized by jumbo, prime residential mortgages:

The securitized loans collateralized by jumbo, prime residential mortgages are carried at fair value. The securitized loans are held as part of a consolidated Collateralized Financing Entity (“CFE”). A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the securitized loans collateralized by jumbo, prime residential mortgages is based on the fair value of the securitized debt. See discussion of the fair value of Securitized Debt, collateralized by Loans Held for Investment at fair value below.

As the more observable Securitized debt, collateralized by loans held for investment are considered level 3 in the fair value hierarchy, the Securitized loans collateralized by jumbo, prime residential mortgages are also level 3 in the fair value hierarchy.

Securitized Debt, collateralized by Non-Agency RMBS

The Company carries securitized debt, collateralized by Non-Agency RMBS at the principal balance outstanding plus unamortized premiums, less unaccreted discounts recorded in connection with the financing of the loans or RMBS with third parties. The Company estimates the fair value of securitized debt, collateralized by Non-Agency RMBS by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding. The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, delinquency, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and other economic factors. This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein.

The Company’s estimates of fair value of securitized debt, collateralized by Non-Agency RMBS involve management’s judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Securitized Debt, collateralized by Loans Held for Investment

The Company determines the fair value of securitized debt, collateralized by loans held for investment based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors. This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein.

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

Repurchase Agreements

Repurchase agreements are collateralized financing transactions utilized by the Company to acquire investment securities. Due to the short term nature of these financial instruments, the Company estimates the fair value of these repurchase agreements using the contractual obligation plus accrued interest payable.

Short-term Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, dividends payable, payable for securities purchased and accrued interest payable are considered to be a reasonable estimate of fair value due to the short term nature and low credit risk of these short-term financial instruments.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2016 and December 31, 2015 is presented below.

	June 30, 2016
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$3,491,480	$—	$3,491,480
Agency RMBS, at fair value	—	4,481,503	—	—	4,481,503
Securitized loans held for investment, at fair value	—	—	9,212,204	—	9,212,204
Derivatives	—	2,978	—	(146)	2,832

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(7,534,277)	—	(7,534,277)
Derivatives	(15,001)	(106,914)	—	112,993	(8,922)
Total	(15,001)	4,377,567	5,169,407	112,847	$9,644,820

	December 31, 2015
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	3,675,841	$—	$3,675,841
Agency RMBS, at fair value	—	6,514,824	—	—	6,514,824
Securitized loans held for investment, at fair value	—	—	4,768,416	—	4,768,416
Derivatives	1,599	18,987	—	(5,126)	15,460

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(3,720,496)	—	(3,720,496)
Derivatives	(192)	(57,042)	—	47,600	(9,634)
Total	$1,407	$6,476,769	$4,723,761	$42,474	$11,244,411

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at June 30, 2016 and December 31, 2015.

Fair Value Reconciliation, Level 3
	For the Six Months Ended, June 30, 2016
	(dollars in thousands)
	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,675,841	$—	$4,768,416	$(3,720,496)	$4,723,761
Transfers in to Level 3 assets	—	—	—	—	—
Transfers out of Level 3 assets	—	—	—	—	—
Purchases	131,441	—	4,745,083	(4,180,227)	696,297
Principal payments	(279,562)	—	(331,638)	349,098	(262,102)
Sales and Settlements	(84,488)	—	2,100	45,929	(36,459)
Accretion (amortization) of purchase discounts	63,735	—	(16,895)	(6,710)	40,130
Gains (losses) included in net income
Other than temporary credit impairment losses	(31,633)	—	—	—	(31,633)
Realized gains (losses) on sales and settlements	(633)	—	—	(1,766)	(2,399)
Net unrealized gains (losses) included in income	21,411	—	45,138	(20,105)	46,444
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(4,632)	—	—	—	(4,632)
Ending balance Level 3 assets	$3,491,480	$—	$9,212,204	$(7,534,277)	$5,169,407

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2015
	(dollars in thousands)
	Non-Agency RMBS	Derivatives	Securitized Loans(1)	Securitized Debt	Total
Beginning balance Level 3 assets	$3,404,149	$(71)	$5,306,501	$(4,383,217)	$4,327,362
Transfers in to Level 3 assets	—	—	—	—	—
Transfers out of Level 3 assets	—	—	—	—	—
Transfer due to consolidation/deconsolidation	(59,646)	—	(287,806)	243,732	(103,720)
Purchases	1,045,534	—	577,036	(1,668,654)	(46,084)
Principal payments	(385,822)	—	(707,996)	743,329	(350,489)
Sales and Settlements	(252,532)	(597)	(9,638)	1,395,292	1,132,526
Accretion (amortization) of purchase discounts	117,836	—	(19,100)	(6,344)	92,392
Gains (losses) included in net income
Other than temporary credit impairment losses	(67,444)	—	—	—	(67,444)
Realized gains (losses) on sales and settlements	28,724	443	—	(5,930)	23,236
Net unrealized gains (losses) included in income	(18,874)	225	(90,581)	(38,704)	(147,934)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(136,084)	—	—	—	(136,084)
Ending balance Level 3 assets	$3,675,841	$—	$4,768,416	$(3,720,496)	$4,723,761
(1) includes securitized loans held for investment of $607 million for which the fair value option election was made beginning January 1, 2015.

There were no transfers to or from Level 3 for the six months ended June 30, 2016 and the year ended December 31, 2015. The primary cause of the changes in fair value of the securitized loans and the securitized debt are due to changes in credit risk of the portfolio.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of June 30, 2016 and December 31, 2015 follows:

	June 30, 2016				December 31, 2015
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	5.4%	1% -30%	0% -21%	35% -95%	5.5%	1% - 17%	0% - 22%	35% - 95%
Senior interest-only	12.1%	3% -30%	0% -22%	35% -95%	13.1%	3% - 25%	0% - 23%	1% - 95%
Subordinated	6.9%	1% -20%	0% -20%	0% -80%	6.6%	1% - 22%	0% - 20%	5% - 91%
Subordinated interest-only	13.1%	6% -16%	0% -10%	35% -73%	17.4%	6% - 13%	0% - 10%	1% - 64%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value as of June 30, 2016 and December 31, 2015 follows:

June 30, 2016
Significant Inputs
	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	4% - 35%	0% - 3%	35% - 65%

December 31, 2015
Significant Inputs
	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	4% - 32%	0% - 6%	35% - 65%

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

Sensitivity of Significant Inputs – Securitized loans held for investment

The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment collateralized by seasoned subprime residential mortgage loans, as of June 30, 2016 and December 31, 2015 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment at fair value as of June 30, 2016 and December 31, 2015 follows:

	June 30, 2016		December 31, 2015
	Significant Inputs		Significant Inputs
	Base Rate	Weighted Average/Percent of loan pool	Base Rate	Weighted Average/Percent of loan pool
Factor:
Coupon	5.5%	6.9%	4.8%	6.8%
FICO	631	635	620	625
Loan-to-value (LTV)	87%	87%	90%	81%
Occupancy
Owner Occupied	N/A	97%	N/A	96%
Investor	N/A	2%	N/A	4%
Secondary	N/A	1%	N/A	—%
Property Type
Single family	N/A	85%	N/A	77%
Manufactured housing	N/A	7%	N/A	11%
Multi-family/mixed use/other	N/A	8%	N/A	12%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2016 and December 31, 2015.

	June 30, 2016
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	5,856,263	5,871,664
Securitized debt, collateralized by Non-Agency RMBS	3	424,596	417,224

	December 31, 2015
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	7,439,339	7,466,409
Securitized debt, collateralized by Non-Agency RMBS	3	529,415	518,941

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of June 30, 2016 and December 31, 2015 is:

	June 30, 2016	December 31, 2015
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$3,393,252	$5,324,729
Non-agency MBS (in thousands)	2,463,011	2,114,610
Total:	$5,856,263	$7,439,339

Average daily balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$5,015,804	$5,776,980
Non-agency MBS (in thousands)	2,164,639	1,627,909
Total:	$7,180,443	$7,404,889

Weighted average borrowing rate of Repurchase agreements secured by:
Agency MBS	0.80%	0.64%
Non-agency MBS	2.70%	2.44%

Weighted average maturity of Repurchase agreements secured by:
Agency MBS	41 Days	53 Days
Non-agency MBS	117 Days	137 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$3,637,847	$5,655,410
Non-agency MBS (in thousands)	3,677,909	3,117,875
Total:	$7,315,756	$8,773,285

At June 30, 2016 and December 31, 2015, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Overnight	$331,855	$—
1 to 29 days	2,491,293	3,312,902
30 to 59 days	804,971	2,501,513
60 to 89 days	1,086,872	246,970
90 to 119 days	432,569	430,026
Greater than or equal to 120 days	708,703	947,928
Total	$5,856,263	$7,439,339

At June 30, 2016 and December 31, 2015, the Company had an amount at risk with Credit Suisse First Boston of 16% and 10% of its equity related to the collateral posted on repurchase agreements. As of June 30, 2016 the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 18 days and the amount at risk was $460 million. As of December 31, 2015 the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 25 days and the amount at risk was $303 million.  There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of June 30, 2016 and December 31, 2015.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2016 and December 31, 2015 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $442 million and $545 million, respectively. At June 30, 2016 and December 31, 2015, the debt carried a weighted average cost of financing equal to 4.79% and 4.49%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2016 and December 31, 2015, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Within One Year	$124,436	$137,642
One to Three Years	128,006	178,191
Three to Five Years	32,018	60,872
Greater Than Five Years	38,408	52,280
Total	$322,868	$428,985

Maturities of the Company’s securitized debt collateralized by Non-Agency RMBS are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments or loan losses are experienced. See Notes 3 for a more detailed discussion of the securities collateralizing the securitized debt.

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2016 and December 31, 2015 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $7.7 billion and $3.8 billion, respectively. During the quarter and six months ended June 30, 2016, the company recognized a loss of $30 million and a loss of $20 million, respectively, on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value. During the quarter and six months ended June 30, 2015, the company recognized a loss of $23 million and $29 million on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value.

At June 30, 2016 and December 31, 2015 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 4.01% and 3.24% respectively. The debt matures between the years 2023 and 2065.

During the first quarter of 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the six months ended June 30, 2016.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at June 30, 2016 and December 31, 2015, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Within One Year	$1,139,365	$591,171
One to Three Years	1,840,792	941,704
Three to Five Years	1,481,979	734,291
Greater Than Five Years	3,143,297	1,502,663
Total	$7,605,433	$3,769,829

Maturities of the Company’s securitized debt collateralized by loans held for investment are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments or loan losses are experienced. See Note 4 for a more detailed discussion of the loans collateralizing the securitized debt.

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by year at June 30, 2016.

June 30, 2016
(dollars in thousands)
Year	Principal
2016	1,695,226
2017	193,544
2018	1,316,919
2019	—
2020	4,209,200
Total	$7,414,889

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of June 30, 2016, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $11.4 billion and liabilities with a carrying value of $8.0 billion. As of December 31, 2015, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $7.0 billion of and liabilities with a carrying value of $4.3 billion.

During the second quarter of 2016, the Company acquired approximately $5.0 billion unpaid principal balance of seasoned residential subprime mortgage loans. We sold these loans to multiple real estate mortgage investment conduit trusts (the “Trusts”). The Company purchased certain subordinate notes and trust certificates of the Trusts. The Company evaluated the Trusts and determined that the total equity investment at risk is not sufficient to permit these trusts to finance its activities without additional subordinated financial support provided by another party. Therefore, the Company concluded that the Trusts were VIEs. The Company further determined that their interests in the Trusts gave the Company the power to direct the activity of these VIEs that most significantly impacted the Company's economic performance of the VIEs. As the Company concluded that it was the primary beneficiary of the Trusts, the Company consolidated the assets and liabilities of the Trusts. All intercompany balances and transactions are eliminated in consolidation.

The consolidation of these Trusts resulted in the addition of the following amounts, net of eliminations, at the time of acquisition.

Consolidated Trusts
(dollars in thousands)
Assets :
Securitized loans held for investment, at fair value	$4,789,782
Other Assets	39,318

Liabilities :
Securitized debt at fair value (1)	$4,097,712
(1) After the elimination of intercompany balances.

As sponsor of the Trusts, the Company has retained an eligible horizontal retained interest consisting of the Class B and Class C notes in the Trusts in order to satisfy the U.S. risk retention rules (the “Required Credit Risk”). The U.S. risk retention rules impose limitations on the ability of the Company to dispose of or hedge the Required Credit Risk until the later of (i) the fifth anniversary of the closing date of the securitization transactions (the “Closing Date”) and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the Closing Date, but in any event no longer than the seventh anniversary of the Closing Date. These investments have been eliminated in consolidation of the Trusts as of June 30, 2016.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$1,973,294	$2,140,494
Securitized loans held for investment, at fair value	9,212,204	4,768,416
Accrued interest receivable	86,368	35,916
Other Assets	129,618	86,452
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$424,596	$529,415
Securitized debt at fair value, collateralized by loans held for investment	7,534,277	3,720,496
Accrued interest payable	38,732	12,106

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.

	For the Quarter Ended
	June 30, 2016	June 30, 2015
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$160,885	$146,900
Interest expense, Non-recourse liabilities of VIEs	58,772	50,426
Net interest income	$102,113	$96,474

Total other-than-temporary impairment losses	$(612)	$(1,040)
Portion of loss recognized in other comprehensive income (loss)	(19,462)	(20,491)
Net other-than-temporary credit impairment losses	$(20,074)	$(21,531)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$292,865	$297,518
Interest expense, Non-recourse liabilities of VIEs	98,022	97,179
Net interest income	$194,843	$200,339

Total other-than-temporary impairment losses	$(845)	$(1,437)
Portion of loss recognized in other comprehensive income (loss)	(27,326)	(27,379)
Net other-than-temporary credit impairment losses	$(28,171)	$(28,816)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2016, ranged from less than $1 million to $51 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2015, ranged from less than $1 million to $54 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.4 billion and $1.5 billion at June 30, 2016 and December 31, 2015, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2016 and December 31, 2015.

		June 30, 2016
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,430,900	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	749,000	Derivatives, at fair value, net	2,832	Derivatives, at fair value, net	(8,922)
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$2,799,600		$2,832		$(8,922)

		December 31, 2015
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$4,555,400	Derivatives, at fair value, net	$1,232	Derivatives, at fair value, net	$(6,369)
Swaptions	779,000	Derivatives, at fair value, net	12,821	Derivatives, at fair value, net	(3,265)
Treasury Futures	752,200	Derivatives, at fair value, net	1,407	Derivatives, at fair value, net	—
Total	$6,086,600		$15,460		$(9,634)

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income is presented below.

		Net gains (losses) on derivatives For the Quarter Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2016	June 30, 2015
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$38,903	$70,269
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(68,299)	(40,154)
Mortgage Options	Net unrealized gains (losses) on derivatives	—	1
Mortgage Options	Net realized gains (losses) on derivatives	—	31
Treasury Futures	Net unrealized gains (losses) on derivatives	(13,424)	13,704
Treasury Futures	Net realized gains (losses) on derivatives	635	(7,778)
Swaptions	Net unrealized gains (losses) on derivatives	(3,379)	4,054
Swaptions	Net realized gains (losses) on derivatives	(1,624)	—
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	—
Other Derivative Assets	Net realized gains (losses) on derivatives	(567)	—
Total		$(47,755)	$40,127
(1) Includes loss on termination of interest rate swap of $60 million and $31 million for the quarters ended June 30, 2016 and 2015, respectively.

		Net gains (losses) on derivatives For the Six Months Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2016	June 30, 2015
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(50,236)	$80,230
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(79,976)	(123,901)
Mortgage Options	Net unrealized gains (losses) on derivatives	—	225
Mortgage Options	Net realized gains (losses) on derivatives	—	443
Treasury Futures	Net unrealized gains (losses) on derivatives	(16,408)	8,795
Treasury Futures	Net realized gains (losses) on derivatives	(20,975)	(35,232)
Swaptions	Net unrealized gains (losses) on derivatives	(12,366)	2,833
Swaptions	Net realized gains (losses) on derivatives	(3,765)	144
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	—
Other Derivative Assets	Net realized gains (losses) on derivatives	(566)	(21)
Total		$(184,292)	$(66,483)
(1) Includes loss on termination of interest rate swap of $61 million and $100 million for the six months ended June 30, 2016 and 2015, respectively.

The Company paid $60 million to terminate interest rate swaps with a notional value of $2.3 billion during the quarter ended June 30, 2016. The Company paid $61 million to terminate interest rate swaps with a notional value of $3.3 billion during the six months ended June 30, 2016. The terminated swaps had original maturities ranging from 2017 to 2034.

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

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2016 was 2.07% and the weighted average receive rate was 0.62%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2015 was 1.51% and the weighted average receive rate was 0.36%. The weighted average maturity on the Company’s interest rate swaps at June 30, 2016 and December 31, 2015 is 8 years and 4 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2016 is approximately $108 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

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

Pursuant to our share repurchase program, during the third and fourth quarters of 2015, we repurchased approximately 18 million shares of our common stock at an average repurchase price of $13.94 per share for a total of approximately $250 million.

The Company did not repurchase any shares during the first or second quarters of 2016 and has $100 million in its share repurchase program that may yet be used to repurchase shares.

During the quarters ended June 30, 2016, and 2015 the Company declared dividends to common shareholders of $0.48 per share to common shareholders totaling $90 million, and $99 million, respectively. During the six months ended June 30, 2016, the Company declared regular dividends to common shareholders totaling $180 million, or $0.96 per share, and a special dividend of $94 million, or $0.50 per share. For the six months ended June 30, 2015, the Company declared dividends to common shareholders totaling $197 million, or $0.96 per share.

Earnings per share for the quarters and six months ended June 30, 2016, and 2015, respectively, are computed as follows:

	For the Quarter Ended
	June 30, 2016	June 30, 2015
	(dollars in thousands)
Numerator:
Net income	$74,127	$116,187
Effect of dilutive securities:	—	—
Dilutive net income available to stockholders	$74,127	$116,187

Denominator:
Weighted average basic shares	187,729,765	205,492,089
Effect of dilutive securities	195,281	87,550
Weighted average dilutive shares	187,925,046	205,579,639

Net income per average share attributable to common stockholders - Basic	$0.39	$0.57
Net income per average share attributable to common stockholders - Diluted	$0.39	$0.57

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(dollars in thousands)
Numerator:
Net income	$157,226	$183,228
Effect of dilutive securities:	—	—
Dilutive net income available to stockholders	$157,226	$183,228

Denominator:
Weighted average basic shares	187,726,618	205,509,782
Effect of dilutive securities	155,996	63,515
Weighted average dilutive shares	187,882,614	205,573,297

Net income per average share attributable to common stockholders - Basic	$0.84	$0.89
Net income per average share attributable to common stockholders - Diluted	$0.84	$0.89

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the six months ended June 30, 2016 and 2015:

	June 30, 2016
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2015	$773,791	$773,791
OCI before reclassifications	112,423	112,423
Amounts reclassified from AOCI	20,959	20,959
Net current period OCI	133,382	133,382
Balance as of June 30, 2016	$907,173	$907,173

	June 30, 2015
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2014	$1,046,680	$1,046,680
OCI before reclassifications	(137,654)	(137,654)
Amounts reclassified from AOCI	(4,219)	(4,219)
Net current period OCI	(141,873)	(141,873)
Balance as of June 30, 2015	$904,807	$904,807

The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income
Unrealized gains and losses on available-for-sale securities
	$10,674	$39,135	Net realized gains (losses) on sales of investments
	(31,633)	(34,916)	Net other-than-temporary credit impairment losses
	$(20,959)	$4,219	Income before income taxes
	—	—	Income taxes
	$(20,959)	$4,219	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015) (the “Equity Plan”), directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting between two and ten years depending on the award, after which time the awards fully vest. During the vesting period, these shares may not be sold. There were 7.2 million shares available for future grants under the 2007 Equity Incentive Plan as of June 30, 2016.

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

The Company recognized stock based compensation expenses of $652 thousand and $36 thousand for the quarters ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the stock based compensation expenses were $754 thousand and $468 thousand, respectively. There were no forfeitures during the quarters and six months ended June 30, 2016.

The Company also maintains a qualified 401(k) plan.  The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Employees may contribute, through payroll deductions, up to 25% of eligible compensation.  The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions and 50% of the next 2% of such compensation.  The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vest immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability.  Participants who qualify for distribution may receive a series of specified installment payments.  The 401(k) expense related to the Company’s qualified plan for the quarter and six months ended June 30, 2016 was $122 thousand and $214 thousand, respectively.  As we were externally managed prior to third quarter of 2015, there was no 401(k) expense for the quarter and six months ended June 30, 2015.

13. Income Taxes

For the quarter ended June 30, 2016 and the year ended December 31, 2015, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the quarters ended June 30, 2016 and December 31, 2015.

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

14. Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk. The Company is subject to interest rate risk in connection with its investments in Agency MBS and Non-Agency RMBS, residential mortgage loans, and borrowings under repurchase agreements. When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities. The Company attempts to minimize credit risk through due diligence and asset selection by purchasing loans underwritten to agreed-upon specifications of selected originators as well as on-going portfolio monitoring. The Company has established a whole loan target market including prime and subprime borrowers, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan-to-value ratios. These factors are considered to be important indicators of credit risk.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(5,856,263)	$—	$(5,856,263)	$7,315,756	$12,156	$1,471,649
Interest Rate Swaps - Gross Assets	146	(146)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	(97,992)	97,992	—	—	54,180	54,180
Treasury Futures - Gross Liabilities	(15,001)	15,001	—	—	6,190	6,190
Swaptions - Gross Assets	2,832	—	2,832	—	—	2,832
Swaptions - Gross Liabilities	(8,922)	—	(8,922)	10,688	—	1,766
Other Derivative Assets	—	—	—	—	—	—
Total Liabilities	$(5,975,200)	$112,847	$(5,862,353)	$7,326,444	$72,526	$1,536,617
(1) Included in other assets

	December 31, 2015
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(7,439,339)	$—	$(7,439,339)	$8,773,285	$37,296	$1,371,242
Interest Rate Swaps - Gross Assets	6,166	(4,934)	1,232	—	—	1,232
Interest Rate Swaps - Gross Liabilities	(53,777)	47,408	(6,369)	8,589	51,424	53,644
Treasury Futures	1,599	(192)	1,407	—	6,420	7,827
Swaptions - Gross Assets	12,821	—	12,821	—	—	12,821
Swaptions - Gross Liabilities	(3,265)	—	(3,265)	—	—	(3,265)
Total Liabilities	$(7,475,795)	$42,282	$(7,433,513)	$8,781,874	$95,140	$1,443,501
(1) Included in other assets

15. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain re-securitization transactions engaged in by the Company, the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. Management is not aware of any contingencies that require accrual or disclosure as of June 30, 2016 and December 31, 2015.

The Audit Committee also pursued additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements, which were resolved in the first quarter of 2016 and we recovered $95 million which was characterized as taxable income in 2016.

16. Subsequent Events

None.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;

•	general volatility of the securities markets in which we invest;

•	the impact of and changes to various government programs;

•	our expected investments;

•	changes in the value of our investments;

•	interest rate mismatches between our investments and our borrowings used to finance such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate investments;

•	rates of default, delinquencies or decreased recovery rates on our investments;

•	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	availability of investment opportunities in real estate-related and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	our transition from an externally-managed real estate investment trust, or REIT, to an internally-managed REIT;

•	our ability to maintain our classification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act;

•	our expectations regarding materiality or significance; and

•	the effectiveness of our disclosure controls and procedures.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our Form 10-K for fiscal year ended December 31, 2015. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We focus our investment activities primarily on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS, and on acquiring residential mortgage loans. At June 30, 2016, based on the amortized cost balance of our interest earning assets, approximately 27% of our investment portfolio was Agency MBS, 9% of our investment portfolio was Non-Agency RMBS, and 56% of our investment portfolio was securitized residential mortgage loans. At December 31, 2015, based on the amortized cost balance of our interest earning assets, approximately 46% of our investment portfolio was Agency MBS, 20% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans.

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

We have elected and believe we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Code. A REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders. Furthermore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Code Section 856(c)(5)). We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of June 30, 2016 and December 31, 2015. We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the quarter ended June 30, 2016 and year ended December 31, 2015. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income. Therefore, for the quarter ended June 30, 2016 and year ended December 31, 2015, we believe that we qualified as a REIT under the Code.

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

Business Environment

The interest rate environment over the past few years has been extremely volatile.  During this period, we have experienced many fluctuations in 10-year Treasury yields that have exceeded 50 basis points (0.50%) in a short time frame.  More broadly, the global fixed income, equity and commodity markets experienced market turbulence and increased volatility in the first half of 2016 as investors wait for actions by central banks across the world.

During this volatile market period, we have continued to acquire investments that we believe provide a risk-adjusted return and income that support the dividend that we distribute to our investors.

Business Operations

As discussed in “Item 1 Business” section of our 2015 Form 10-K, in August 2015, we internalized the Company’s management (the “Internalization”). Specifically, we now have employees and no longer rely on a third-party manager to operate our business. In connection with the Internalization, we relocated to new office space in New York and hired additional staff necessary to complete the Internalization. Further, before year end, we built, tested, and completed the construction of a new data center, back up facility and independent software suite. We expect operating expenses to be lower on an internalized basis compared to the prior externally managed model and have eliminated certain inherent conflicts particular to externally managed companies.

Stock Buy Back

In August 2015, we announced a $250 million stock buyback plan. Immediately following the announcement, we entered into a share repurchase agreement with Annaly Capital Management to acquire the 9 million shares then owned by Annaly Capital Management.  We used the remaining amount available under the stock buyback plan to purchase shares in the open market during the third and fourth quarter of 2015.  The stock buyback reduced shares outstanding by 18 million or 9% of shares outstanding prior to the buyback.

On February 18, 2016, our Board of Directors increased the existing share buyback program by $100 million to $350 million. We did not buy back any shares during the quarter or six months ended June 30, 2016.

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and six months ended June 30, 2016 and 2015.

Net Income
(dollars in thousands)
(unaudited)
	For the Quarter Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Interest Income:
Interest income (1)	$221,096	$215,804	$422,293	$458,949
Interest expense (2)	83,227	66,044	146,208	126,500
Net interest income	137,869	149,760	276,085	332,449

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,139)	(2,208)	(7,562)	(3,260)
Portion of loss recognized in other comprehensive income	(17,816)	(24,893)	(24,071)	(31,656)
Net other-than-temporary credit impairment losses	(20,955)	(27,101)	(31,633)	(34,916)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	22,100	88,028	(79,010)	92,083
Realized gains (losses) on terminations of interest rate swaps	(60,158)	(31,124)	(60,616)	(99,703)
Net realized gains (losses) on derivatives	(9,697)	(16,777)	(44,666)	(58,863)
Net gains (losses) on derivatives	(47,755)	40,127	(184,292)	(66,483)
Net unrealized gains (losses) on financial instruments at fair value	30,347	(37,260)	47,218	(47,685)
Net realized gains (losses) on sales of investments	6,631	9,685	3,956	39,250
Gains (losses) on Extinguishment of Debt	—	5,079	(1,766)	5,079
Total other gains (losses)	(10,777)	17,631	(134,884)	(69,839)

Other income:
Other income	—	—	95,000	—
Total other income	—	—	95,000	—

Other expenses:
Management fees	—	10,196	—	20,522
Expense recoveries from Manager	—	(4,652)	—	(5,765)
Net management fees	—	5,544	—	14,757
Compensation and benefits	6,954	36	12,176	508
General and administrative expenses	4,238	9,224	8,741	13,513
Servicing Fees of consolidated VIEs	7,773	6,388	13,351	12,776
Deal Expenses	13,022	2,911	13,022	2,911
Total other expenses	31,987	24,103	47,290	44,465

Income (loss) before income taxes	74,150	116,187	157,278	183,229
Income taxes	23	—	52	1
Net income (loss)	$74,127	$116,187	$157,226	$183,228

Net income (loss) per share available to common shareholders:
Basic	$0.39	$0.57	$0.84	$0.89
Diluted	$0.39	$0.57	$0.84	$0.89

Weighted average number of common shares outstanding:
Basic	187,729,765	205,492,089	187,726,618	205,509,782
Diluted	187,925,046	205,579,639	187,882,614	205,573,297

(1) Includes interest income of consolidated VIEs of $160,885 and $146,900 for the quarters ended June 30, 2016 and 2015, respectively and interest income of consolidated VIEs of $292,865 and $297,518 for the six months ended June 30, 2016 and 2015, respectively. See Note 8 for further discussion.

(2) Includes interest expense of consolidated VIEs of $58,772 and $50,426 for the quarters ended June 30, 2016 and 2015, respectively and interest expense of consolidated VIEs of $98,022 and $97,179 for the six months ended June 30, 2016 and 2015, respectively . See Note 8 for further discussion.

Results of Operations for the Quarters and Six Months Ended June 30, 2016 and 2015

Our net income decreased by $42 million to $74 million, or $0.39 per average basic common share, for the quarter ended June 30, 2016 as compared to $116 million, or $0.57 per average basic common share, for the quarter ended June 30, 2015.  The decrease in net income is primarily due to the increased losses on terminations of derivatives during the quarter of $29 million and lower net interest income of $12 million. The change in unrealized gains (losses) on derivatives for the quarter ended June 30, 2016 from the same period of 2015 were largely offset by the changes in unrealized gains (losses) on financial instruments at fair value. Operating expenses, which include compensation/management expenses, general and administrative expenses, servicing fees, and deal expenses were higher by a combined $8 million for the quarter ended June 30, 2016 as compared to the same period of 2015 as increased deal expenses of $10 million from securitization activity were partially offset by lower compensation/management costs of $2 million. The increase in these operating expenses were partially offset by $6 million lower OTTI losses in the second quarter of 2016 as compared to the same period of 2015.

Our net income decreased by $26 million to $157 million, or $0.84 per average basic common share, for the six months ended June 30, 2016 as compared to $183 million, or $0.89 per average basic common share, for the six months ended June 30, 2015.  The decrease in net income is primarily due to the increased unrealized losses on derivatives of $171 million during the six months ended June 30, 2016 as compared to the same period of 2015.  In addition, net interest income decreased by $56 million for the six months ended June 30, 2016 as compared to the same period of 2015. These increased losses were partially offset by the one-time receipt of additional remedies against other parties of $95 million during the six months ended June 30, 2016 and increased unrealized gains on financial instruments at fair value of $95 million during the six months ended June 30, 2016 as compared to the same period of 2015.

Our primary source of income is interest income earned on our assets. Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.

Interest Income

Interest income increased by $5 million, or 2%, to $221 million for the quarter ended June 30, 2016 as compared to$216 million for the same period of 2015. The increase is primarily due to the increase in interest income earned on seasoned subprime residential mortgage loans of $23 million as compared to the same period of 2015. This increase was offset, in part, by lower Agency RMBS interest income of $16 million as compared to the same period of 2015. The Company has continued to sell Agency RMBS investments to finance additional acquisition of seasoned subprime residential mortgage loan investments during the quarter ended June 30, 2016.

Interest income decreased by $37 million, or 8%, to $422 million for the six months ended June 30, 2016 as compared to $459 million for the same period of 2015. The decrease is primarily due to lower Agency RMBS interest income of $46 million as compared to the same period of 2015. This decrease is offset in part by increased interest income earned on seasoned subprime residential mortgage loans of $12 million to $158 million for the six months ended June 30, 2016 as compared to $146 million for the same period of 2015. Increased amortization of premiums on Agency RMBS as well as lower average Agency RMBS balances has resulted in lower interest income. In addition, the company has continued to sell Agency RMBS investments to finance acquisition of seasoned subprime residential mortgage loan investments during the six months ended June 30, 2016.

Interest Expense

Interest expense increased by $17 million, or 26%, to $83 million for the quarter ended June 30, 2016 as compared to $66 million for the same period of 2015. The increase is primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $14 million as compared to the same period of 2015. In addition, as the yield curve has continued to flatten, rates at the lower end of the yield curve have risen driven by the actual and expected increase in the federal funds rate, which resulted in increased interest expense on all of our repurchase agreements.

Interest expense increased by $20 million, or 16%, to $146 million for the six months ended June 30, 2016 as compared to $127 million for the same period of 2015. The non-Agency repurchase agreement interest expense increased by $16 million as compared to the same period of 2015. The increase in non-Agency repurchase agreements interest expense is due to additional non-Agency RMBS pledged as collateral for repurchase financing, as we tend to use longer term repurchase agreements to finance non-agency holdings resulting in a higher interest expense. In addition, as the yield curve has continued to flatten, rates at the lower end of the yield curve has risen driven by the actual and expected increase in the federal funds rate, which resulted in increased interest expense on all of our repurchase agreements.

Interest expense for GAAP reporting does not include the periodic costs of our derivative hedges, which are reported separately in our GAAP financial statements.

Economic Net Interest Income

Our “Economic net interest income” is a non-GAAP financial measure, that equals interest income, less interest expense and realized losses on our interest rate swaps. Realized losses on our interest rate swaps are the periodic net settlement payments made or received.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Realized gains (losses) on derivatives in our Consolidated Statements of Operations and Comprehensive Income. Interest rate swaps are used to manage the increase in interest paid on repurchase agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing actual interest expense and net interest income. Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Add: Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Realized Losses on Interest Rate Swaps	Economic Net Interest Income (1)
For the Quarter Ended June 30, 2016	$221,096	$83,227	$8,141	$91,368	$137,869	$8,141	$129,361
For the Quarter Ended March 31, 2016	$201,194	$62,981	$11,220	$74,201	$138,213	$11,220	$126,545
For the Quarter Ended December 31, 2015	$201,912	$64,954	$11,673	$76,627	$136,958	$11,673	$125,272
For the Quarter Ended September 30, 2015	$211,876	$65,696	$11,355	$77,051	$146,180	$11,355	$134,714
For the Quarter Ended June 30, 2015	$215,804	$66,044	$9,030	$75,074	$149,760	$9,030	$140,173
(1) Excludes interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	June 30, 2016			June 30, 2015
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$4,882,776	$29,376	2.4%	$6,360,739	$44,821	2.8%
Non-Agency RMBS	1,432,834	30,469	8.5%	1,322,212	25,651	7.8%
Non-Agency RMBS transferred to consolidated VIEs	1,346,840	62,889	18.7%	1,593,971	68,885	17.3%
Jumbo Prime securitized residential mortgage loans held for investment	411,343	3,489	3.4%	559,150	6,250	4.5%
Seasoned subprime securitized residential mortgage loans held for investment	6,214,467	94,505	6.1%	4,518,897	71,765	6.4%
Total	$14,288,260	$220,728	6.2%	$14,354,969	$217,372	6.1%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$4,612,205	$15,795	1.4%	$5,395,795	$16,580	1.2%
Non-Agency repurchase agreements	2,251,755	16,801	3.0%	1,508,721	8,069	2.1%
Securitized debt, collateralized by Non-Agency RMBS	458,350	5,922	5.2%	648,437	9,218	5.7%
Securitized debt, collateralized by jumbo prime residential mortgage loans	313,077	2,450	3.1%	447,975	5,157	4.6%
Securitized debt, collateralized by seasoned subprime residential mortgage loans	5,351,393	50,399	3.8%	3,799,069	36,050	3.8%
Total	$12,986,780	$91,367	2.8%	$11,799,997	$75,074	2.5%

Economic net interest income/net interest rate spread		$129,361	3.4%		$142,298	3.6%

Net interest-earning assets/net interest margin	$1,301,480		3.6%	$2,554,972		4.0%

Ratio of interest-earning assets to interest bearing liabilities	1.10			1.22

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

	For the Six Months Ended
	June 30, 2016			June 30, 2015
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$5,253,328	$67,035	2.6%	$6,971,459	$112,607	3.2%
Non-Agency RMBS	1,445,866	61,575	8.5%	1,155,600	50,075	8.7%
Non-Agency RMBS transferred to consolidated VIEs	1,377,443	127,121	18.5%	1,613,824	137,068	17.0%
Jumbo Prime securitized residential mortgage loans held for investment	426,792	7,322	3.4%	583,898	14,253	4.9%
Seasoned subprime securitized residential mortgage loans held for investment	5,250,502	158,421	6.0%	4,530,459	146,196	6.5%
Total	$13,753,931	$421,474	6.1%	$14,855,240	$460,199	6.2%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$5,015,804	$37,074	1.5%	$6,292,257	$39,240	1.2%
Non-Agency repurchase agreements	2,164,639	30,472	2.8%	1,313,781	14,278	2.2%
Securitized debt, collateralized by Non-Agency RMBS	482,039	9,918	4.1%	667,263	17,165	5.1%
Securitized debt, collateralized by jumbo prime residential mortgage loans	327,152	5,011	3.1%	472,649	10,498	4.4%
Securitized debt, collateralized by seasoned subprime residential mortgage loans	4,356,953	83,093	3.8%	3,822,168	69,516	3.6%
Total	$12,346,587	$165,568	2.7%	$12,568,118	$150,697	2.4%

Economic net interest income/net interest rate spread		$255,906	3.4%		$309,502	3.8%

Net interest-earning assets/net interest margin	$1,407,344		3.8%	$2,287,122		4.2%

Ratio of interest-earning assets to interest bearing liabilities	1.11			1.18

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income decreased by $13 million to $129 million for the quarter ended June 30, 2016 from $142 million for the same period of 2015. Our economic net interest income declined by $54 million to $256 million for the six months ended June 30, 2016 from $310 million for the same period of 2015. Our net interest rate spread, which equals the yield on our average interest earning assets less the economic average cost of funds, decreased by approximately 20 and 40 basis points for the quarter and six months ended June 30, 2016 as compared to the same period of 2015. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 40 and 40 basis points for the quarter and six months ended June 30, 2016 as compared to the same periods of 2015. Average earning assets decreased by $1.3 billion and $880 million for the quarter and six months ended June 30, 2016 from the same period of the prior year, primarily as a result of the decrease in our Agency MBS which was partially offset by an increase in our securitized debt and secured loan portfolio. Our net interest margin declined due to a decline in the total average yield on our interest-earning assets which was not fully offset by the decline in our average cost of funds. The aggregate portfolio has experienced several changes from the same period for the prior year as we have decreased our average Agency RMBS and increased our seasoned subprime securitized loans held for investment as a percentage of the total portfolio. These changes have resulted in lower net interest rate spreads.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2016	$12,986,780	$91,368	2.80%	0.40%	0.90%	(0.50)%	2.40%	1.90%
For The Quarter Ended March 31, 2016	$11,678,852	$74,201	2.50%	0.43%	0.88%	(0.45)%	2.07%	1.62%
For The Quarter Ended December 31, 2015	$11,913,613	$76,627	2.60%	0.25%	0.63%	(0.38)%	2.35%	1.97%
For The Quarter Ended September 30, 2015	$11,859,833	$77,051	2.60%	0.20%	0.51%	(0.31)%	2.40%	2.09%
For The Quarter Ended June 30, 2015	$11,799,997	$75,074	2.50%	0.18%	0.42%	(0.24)%	2.32%	2.08%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $1.2 billion for the quarter ended June 30, 2016 as compared to the same period of 2015. Economic interest expense increased by $16 million for the quarter ended June 30, 2016 as compared to the same period of 2015. The increase in average interest-bearing liabilities is primarily a result of the increase in our securitized debt collateralized by Non-Agency RMBS. Our interest expense has increased due to increased expenses on securitized debt collateralized by seasoned subprime mortgage loans and non-agency repurchase agreements, which was partially offset by decreased expenses on securitized debt collateralized by non-agency RMBS and securitized debt collateralized by jumbo prime residential mortgage loans.

Average one-month and six month LIBOR were up 22 basis point and 48 basis points, respectively, during the quarter ended June 30, 2016 as compared to the same period of 2015, contributing to the increase in economic interest expense in addition to increased average debt balances. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $21 million and $27 million for the quarters ended June 30, 2016 and 2015 and $32 million and $35 million for the six months ended June 30, 2016 and 2015, respectively. Of these amounts, $20 million and $22 million of the OTTI for the quarters ended June 30, 2016 and 2015 and $28 million and $29 million of the OTTI for the six months ended June 30, 2016 and 2015, respectively, was related to securities included in our consolidated VIEs. As of June 30, 2016, we had 13 non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $2 million for which we did not recognize impairment. We intend to hold these securities until they recover their amortized cost. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

The table below shows a summary of our net gain (loss) on derivative instruments, for the three and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(8,141)	$(9,030)	$(19,360)	$(24,199)
Realized gain (loss) on derivative instruments, net:
Mortgage Options	—	31	—	443
Treasury Futures	635	(7,778)	(20,975)	(35,230)
Swaptions	(1,625)	—	(3,765)	144
Other Derivative Assets	(566)	—	(566)	(21)
Swaps - Terminations	(60,158)	(31,124)	(60,616)	(99,703)
Total realized gain (loss) on derivative instruments, net	(61,714)	(38,871)	(85,922)	(134,367)
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	38,903	70,269	(50,236)	80,229
Mortgage Options	—	1	—	225
Treasury Futures	(13,424)	13,704	(16,408)	8,796
Swaptions	(3,379)	4,054	(12,366)	2,833
Other Derivative Assets	—	—	—	—
Total unrealized gain (loss) on derivative instruments, net:	22,100	88,028	(79,010)	92,083
Total gain (loss) on derivative instruments, net	$(47,755)	$40,127	$(184,292)	$(66,483)

Our derivative portfolio primarily includes interest rate swaps, swaptions, Treasury futures, and mortgage options. During the quarter ended June 30, 2016, we terminated interest rate swap agreements with a notional value of $2.3 billion at a loss of $60 million. During the six months ended June 30, 2016, we terminated interest rate swap agreements with a notional value of $3.3 billion at a loss of $61 million. The terminated swaps had original maturities ranging from 2017 to 2034. During the quarter ended June 30, 2016, we decreased our Treasury Futures positions by $195 million of notional value.

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

During the quarter ended June 30, 2016, we recognized net losses on derivatives of $48 million compared to net realized gains of $40 million for the same period of 2015. The net gains and losses on our derivatives include both unrealized and realized gains and losses. For the six months ended June 30, 2016, we recognized net losses on derivatives of $184 million compared to net losses of $66 million for the same period of 2015. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures and mortgage options. The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the received floating leg of these same swaps, resulting in a net payment on the periodic settlement of the swaps during the year.  We also incurred realized losses on our treasury futures for the six months ended June 30, 2016 and 2015, as interest rates declined during those quarters, resulting in net payments to close out our future positions as they came due.

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

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters ended June 30, 2016 and 2015 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to decline in our swap portfolio balance.

Treasury futures are not included in our economic interest expense and economic net interest income. We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio. As we identify opportunities in the mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities. We had no mortgage options as of June 30, 2016. The realized gains on our mortgage options for the quarter and six months ended June 30, 2015 was $31 thousand and $443 thousand, respectively.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected the fair value option with changes in fair value reflected in earnings for our IO RMBS securities, securitized loans held for investment, and the related financing for the securitized loans consolidated as a VIE in our statement of financial condition. The table below shows the unpaid principal, fair value and impact of change in fair value on each of these financial instruments:

	As of		As of
	June 30, 2016		June 30, 2015
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
IO RMBS securities	$9,045,516	$435,444	$13,430,256	$584,499
Non-Agency RMBS securities	N/A	$17,199	N/A	21,822
Securitized loans held for investment, at fair value	9,425,649	9,212,204	5,144,602	5,208,556
Liabilities:
Securitized debt at fair value	7,713,323	7,534,277	4,347,561	4,265,219
Total	$26,184,488	$17,199,124	$22,922,419	$10,080,096

	For the Quarter Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value
Assets:
IO RMBS securities	$17,742	$(4,472)	$22,892	$2,986
Non-Agency RMBS securities	$2,086	$(2,386)	$(706)	$(3,295)
Securitized loans held for investment, at fair value	40,843	(7,459)	45,138	(18,111)
Liabilities:
Securitized debt at fair value	(30,324)	(22,943)	(20,106)	(29,265)
Total	$30,347	$(37,260)	$47,218	$(47,685)

IO RMBS securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools. The fair value of IO RMBS securities are heavily impacted by changes in expected prepayment rates. When IO securities prepay, the holder of the IO security will receive less interest on the investment due to the reduced principal. During the second quarter of 2015, we acquired residual interests in several seasoned pools of mortgage loans. These holdings generally do not have a traditional unpaid principal amount and pay cash based on guidance in the trust documents when excess cash is available. Many of these holdings do not pay any interest and may never pay interest. We have elected to carry these residual interests at fair value with changes in fair value reflected in earnings. As of January 1, 2015, the

Company adopted the guidance in ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which allowed us to carry both the assets and liabilities of certain consolidated VIEs at fair value with changes in fair value reflected in earnings.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

For the quarters ended June 30, 2016 and 2015, we had net realized gains of $7 million and $10 million on sales of investments, respectively. For the six months ended June 30, 2016 and 2015, net realized gains on sales of investments were $4 million and $39 million, respectively. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

During the quarter ended June 30, 2016, we did not acquire any of our outstanding securitized debt. During the six months ended June 30, 2016, we acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for a purchase price of $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. When we acquire our outstanding debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statement of Operations and Comprehensive Income as a loss on extinguishment of debt. During the second quarter of 2015, the company called $236 million of securitized debt collateralized by Non-Agency RMBS at par for cash payments of $231 million resulting in a gain of $5 million.

Compensation, General and Administrative Expenses, Deal Expenses and Management Fees

The table below shows our total compensation and benefit expense, general and administrative, or G&A, expenses, deal expenses and management fees as compared to average total assets and average equity for the periods presented.

	Total Net Management Fee, Compensation and Other Expenses	Total Net Management Fee, Compensation and Other Expenses/Average Assets	Total Net Management Fee, Compensation and Other Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2016	$24,214	0.59%	3.30%
For The Quarter Ended March 31, 2016	$9,725	0.25%	1.33%
For The Quarter Ended December 31, 2015	$18,600	0.46%	2.45%
For The Quarter Ended September 30, 2015	$17,863	0.44%	2.18%
For The Quarter Ended June 30, 2015	$17,715	0.43%	2.04%

In connection with the Internalization and the termination of the Management Agreement with our former manager, we became internally managed and hired employees.  Thus, as of August 5, 2015, we began to incur compensation and benefits costs.  Compensation and benefits costs have effectively replaced the management fee as the cost to operate our business. Compensation and benefit costs for the quarter and six months ended June 30, 2016 were $7 million and $12 million, respectively.

G&A expenses for the quarter ended June 30, 2016 and 2015 were approximately $4 million and $9 million, respectively. For the six months ended June 30, 2016 and 2015 such expenses were approximately $9 million and $14 million, respectively. The G&A expenses primarily comprised of auditing fees, market data and research, consulting fees, software, legal and rent expenses. We incurred $13 million of deal expenses for the quarter and six months ended June 30, 2016, related to the securitization of our seasoned subprime mortgage pools. For the quarter and six months ended June 30, 2015 the deal expenses were $3 million.

As discussed above there was no management fees incurred during the quarter and six months ended June 30, 2016, due to the Internalization. During the quarter and six months ended June 30, 2015, management fees incurred net of expense recoveries was $6 million and $15 million, respectively.

Servicing Fees

Servicing fees paid by our consolidated VIEs were approximately $8 million and $6 million for the quarters ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, these servicing fees were approximately $13 million. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The increase in servicing fees for the period ended June 30, 2016 was driven by the three additional securitizations during the quarter.

Core earnings

Core earnings is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains on the aggregate portfolio, impairment losses, realized gains on sales of investments, realized gains or losses on futures, realized gains or losses on swap terminations, gain on deconsolidation, extinguishment of debt and certain other non-recurring gains or losses. As defined, core earnings include interest income and expense as well as realized losses on interest rate swaps used to hedge interest rate risk. Management believes that the presentation of core earnings is useful to investors because it can provide a useful measure of comparability to our other REIT peers, but has important limitations. We believe core earnings as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, core earnings should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP.

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarters Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(dollars in thousands, except per share data)
GAAP Net income	$74,127	$83,098	$115,380	$(48,259)	$116,187
Adjustments:
Net other-than-temporary credit impairment losses	20,955	10,678	14,696	17,832	27,101
Net unrealized (gains) losses on derivatives	(22,100)	101,110	(46,842)	71,540	(88,028)
Net unrealized (gains) losses on financial instruments at fair value	(30,347)	(16,871)	69,793	40,955	37,260
Net realized (gains) losses on sales of investments	(6,631)	2,674	(34,285)	(3,539)	(9,685)
(Gains) losses on extinguishment of debt	—	1,766	(8,906)	19,915	(5,079)
Realized (gains) losses on terminations of interest rate swaps	60,158	458	(754)	—	31,124
Net realized (gains) losses on Futures (1)	(635)	21,609	(9,018)	9,309	7,778
Total other (gains) losses	—	—	256	—	—
Other income	—	(95,000)	—	—	—
Core Earnings	$95,527	$109,522	$100,320	$107,753	$116,658

GAAP net income per basic common share	$0.39	$0.44	$0.61	$(0.24)	$0.57
Core earnings per basic common share	$0.51	$0.58	$0.53	$0.54	$0.57

(1) Included in net realized gains (losses) on derivatives in the Consolidated Statement of Operations.

Our core earnings for the quarter ended June 30, 2016 were $96 million or $0.51 per average basic common share, compared to $117 million or $0.57 per average basic common share for the quarter ended June 30, 2015. Core earnings decreased for the quarter ended June 30, 2016 as compared to the same period of 2015 as a result of decrease in net interest income and higher deal expenses.

Net Income (Loss) and Return on Average Equity

The table below shows our Net Income, Economic Net Interest Income and Core Earnings, each as a percentage of average equity. Return on average equity is defined as our GAAP net income (loss) as a percentage of average equity.  Average equity is defined as the average of our beginning and ending equity balance for the period reported. Economic Net Interest Income and Core Earnings are non-GAAP measures as defined in previous sections.

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For The Quarter Ended June 30, 2016	10.09%	17.61%	13.00%
For The Quarter Ended March 31, 2016	11.34%	17.28%	14.95%
For The Quarter Ended December 31, 2015	15.22%	16.52%	13.23%
For The Quarter Ended September 30, 2015	(5.89)%	16.43%	13.14%
For The Quarter Ended June 30, 2015	13.35%	16.10%	13.40%
For The Year Ended
For The Year Ended December 31, 2015	7.52%	17.12%	14.20%
For The Year Ended December 31, 2014	16.99%	14.06%	12.70%
* Includes effect of realized losses on interest rate swaps.

Return on average equity decreased by 326 basis points for the quarter ended June 30, 2016 as compared to the same period of 2015 due to lower income in the current quarter, primarily as a result of decrease in net interest income and increase in realized losses on termination of swaps. Economic net interest income as a percentage of average equity increased by 126 basis points and core earnings as a percentage of average equity decreased by 40 basis points for the quarter ended June 30, 2016 compared to 2015.

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

GAAP requires us to consolidate certain securitizations and re-securitization transactions where we have determined that we are the primary beneficiary. In these transactions, we transfer assets to the trusts, which issue tranches of senior and subordinate securities. We sell the senior tranches and therefore have no continuing involvement in these trusts other than being a holder of securities issued by the trusts. However, with respect to certain VIEs collateralized by loans held for investment, we have the ability to approve loan modifications and determine the course of action to be taken as it relates to loans in technical default, including whether or not to proceed with foreclosure. The securities we own that were issued by the trusts are predominantly subordinated interests in those trusts. Certain representation and warranties we made with respect to the assets transferred to the trust are presented as if we own 100% of the trust.

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

Because we are unable to dispose of, monetize or pledge the RMBS or loans we transferred into the trusts, we also present our estimated economic book value. We believe this measure represents the estimated value of the securities issued by these trusts that we own. In contrast to GAAP book value, our estimated economic book value considers only the assets we own or are able to dispose of, pledge, or otherwise monetize. To determine our estimated economic book value, we consider only the fair value of the notes or certificates issued by the securitization and re-securitization trusts that we actually own. Accordingly, our estimated economic book value does not include assets or liabilities for which we have no direct ownership, specifically the securities of the securitization and re-securitization trusts that were sold to third parties.

At June 30, 2016, the difference between GAAP book value and estimated economic book value was $213 million, or $1.13 per share. At December 31, 2015, the difference between GAAP book value and estimated economic book value was $196 million, or $1.05 per share. This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing on the statement of financial condition. In these re-securitization transactions, we have generally retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts. These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans or securities owned by the trusts. As the senior securities pay off, we expect the difference between our economic and our GAAP book value to decrease. The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of June 30, 2016 and December 31, 2015.

June 30, 2016
(dollars in thousands, except per share data)
GAAP Book Value	$2,963,080
GAAP Book Value per Share	$15.78

Economic Adjustments:
Assets of Consolidated VIEs	(11,185,498)
Non-Recourse Liabilities of Consolidated VIEs	7,958,873
Interests in VIEs eliminated in consolidation	3,013,777

Total Adjustments - Net	(212,848)
Total Adjustments - Net (per share)	(1.13)

Economic Book Value	$2,750,232
Economic Book Value per Share	$14.65

December 31, 2015
(dollars in thousands, except per share data)
GAAP Book Value	$2,946,188
GAAP Book Value per Share	$15.70

Economic Adjustments:
Assets of Consolidated VIEs	(6,908,910)
Non-Recourse Liabilities of Consolidated VIEs	4,249,911
Interests in VIEs eliminated in consolidation	2,462,713

Total Adjustments - Net	(196,286)
Total Adjustments - Net (per share)	(1.05)

Economic Book Value	$2,749,902
Economic Book Value per Share	$14.65

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

Portfolio Review

During the quarter ended June 30, 2016, on an aggregate basis, we purchased $288 million of assets, sold $2.4 billion of invested assets, and received $341 million in principal payments related to our Agency and Non-Agency RMBS. In addition, we received $186 million of proceeds from principal and interest on our securitized loan investments to repay principal on our securitized debt.

The following table summarizes certain characteristics of our portfolio at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Interest earning assets at period-end (1)	$17,185,187	$14,959,081
Interest bearing liabilities at period-end	$13,815,136	$11,689,250
GAAP Leverage at period-end	4.7:1	4.0:1
GAAP Leverage at period-end (recourse)	2.0:1	2.5:1
Economic Leverage at period-end (recourse)	2.1:1	2.7:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	8.7%	10.4%
Senior	3.7%	4.7%
Senior, interest only	1.8%	1.9%
Subordinated	3.1%	3.7%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	8.0%	10.1%
Agency MBS	26.9%	46.0%
Residential	18.3%	37.2%
Commercial	7.7%	6.8%
Interest-only	0.9%	2.0%
Securitized loans held for investment	56.4%	33.5%
Fixed-rate percentage of portfolio	87.9%	84.7%
Adjustable-rate percentage of portfolio	12.1%	15.3%
Annualized yield on average interest earning assets for the periods ended	6.1%	6.0%
Annualized cost of funds on average borrowed funds for the periods ended (2)	2.7%	2.5%
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

The following table presents details of each asset class in our portfolio at June 30, 2016 and December 31, 2015. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$887,188	$67.93	$73.69	2.5%	6.1%	13.0%	12.8%	23.9%	57.1%	9.4%	$2,247
Senior, interest only	$5,658,096	$5.16	$4.85	1.6%	12.9%	14.1%	13.7%	18.8%	56.9%	—%	$—
Subordinated	$718,917	$70.19	$80.28	3.2%	10.2%	13.8%	15.4%	15.3%	44.4%	15.2%	$4,291
Subordinated, interest only	$274,357	$5.30	$4.58	1.1%	11.3%	11.5%	11.0%	12.8%	42.8%	—%	$—
RMBS transferred to consolidated VIEs	$2,547,076	$50.86	$77.47	4.5%	20.1%	12.8%	12.9%	19.0%	56.1%	1.5%	$(11,028)
Agency Mortgage-Backed Securities
Residential	$2,833,811	$105.03	$106.92	3.9%	2.6%	12.1%	13.8%	0.1%	N/A	N/A	$—
Commercial	$1,226,725	$102.57	$106.76	3.5%	3.0%	—%	0.2%	—%	N/A	N/A	$—
Interest-only	$3,077,732	$4.81	$4.61	0.9%	4.1%	6.5%	7.3%	0.5%	N/A	N/A	$—
Securitized loans	$9,425,649	$97.21	$97.91	7.0%	6.3%	10.5%	9.5%	2.9%	43.6%	N/A	$25,490
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$947,992	$69.97	$72.97	2.0%	5.1%	11.8%	11.5%	26.2%	57.8%	10.5%	$4,531
Senior, interest only	$5,388,159	$4.93	$4.23	1.6%	13.4%	13.7%	13.6%	19.5%	54.9%	—%	$—
Subordinated	$762,466	$69.25	$79.26	3.2%	9.1%	11.5%	14.7%	15.5%	54.5%	14.6%	$3,572
Subordinated, interest only	$284,931	$5.34	$3.95	1.2%	11.5%	9.7%	11.3%	14.5%	43.0%	—%	$—
RMBS transferred to consolidated VIEs	$2,741,748	$52.47	$78.07	4.5%	17.7%	12.4%	11.9%	19.9%	61.6%	1.2%	$33,677
Agency Mortgage-Backed Securities
Residential	$5,045,418	$105.07	$104.41	3.7%	2.8%	8.5%	17.0%	0.1%	N/A	N/A	$—
Commercial	$952,091	$102.27	$102.28	3.4%	3.0%	0.8%	3.1%	—%	N/A	N/A	$—
Interest-only	$6,722,472	$4.17	$4.06	0.8%	3.4%	6.3%	9.9%	0.2%	N/A	N/A	$—
Securitized loans	$4,787,918	$99.54	$100.15	6.6%	5.9%	8.9%	9.2%	3.8%	58.0%	N/A	$11,822
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

	For the Quarters Ended
Accretable Discount	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(dollars in thousands)
Balance, beginning of period	$921,105	$954,448	$1,003,385	$1,035,492	$990,332
Accretion of discount	(42,321)	(44,810)	(43,520)	(41,498)	(41,302)
Purchases	5,601	191	1,845	6,194	28,894
Sales and deconsolidation	(20,566)	—	(35,144)	(22,645)	(1,458)
Transfers from/(to) credit reserve, net	54,805	11,276	27,882	25,842	59,026
Balance, end of period	$918,624	$921,105	$954,448	$1,003,385	$1,035,492

	For the Quarters Ended
Non-Accretable Difference	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(dollars in thousands)
Balance, beginning of period	$836,437	$837,718	$879,440	$1,001,560	$947,202
Principal Writedowns	5,711	(26,672)	(27,064)	(32,587)	(34,261)
Purchases	18,548	25,989	27,855	13,279	121,253
Sales and deconsolidation	(6,109)	—	(29,347)	(94,802)	(709)
Net other-than-temporary credit impairment losses	20,955	10,678	14,716	17,832	27,101
Transfers to/(from) credit reserve, net	(54,805)	(11,276)	(27,882)	(25,842)	(59,026)
Balance, end of period	$820,737	$836,437	$837,718	$879,440	$1,001,560

Liquidity and Capital Resources

General

Liquidity measures our ability to meet cash requirements, including ongoing commitments to repay our borrowings, purchase RMBS, mortgage loans and other assets for our portfolio, pay dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings, paydowns and sales from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, and proceeds from equity offerings.

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

To meet our longer term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings, paydowns and sales from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, as well as proceeds from equity offerings.

In addition to the principal sources of capital described above, we may enter into warehouse facilities and use longer dated structured repurchase agreements. The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $67 million and $114 million at June 30, 2016 and December 31, 2015, respectively. As a result of our operating, investing and financing activities described above, our cash position decreased by $47 million from December 31, 2015 to June 30, 2016.

Our operating activities provided net cash of approximately $114 million and $192 million for the six months ended June 30, 2016 and 2015, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. For the six months ended June 30, 2016 and 2015, interest received net of interest paid was $265 million and $314 million, respectively. This cash received was offset in part by payments on derivatives of $61 million and $100 million, for termination of swaps for the six months ended June 30, 2016 and 2015, respectively.

Our investing activities used cash of $2.0 billion and provided cash of $1.7 billion for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, we purchased investments of $5.5 billion, primarily securitized loans held for investments. This cash used was offset in part by cash received on sales of investments of $2.6 billion, primarily Agency RMBS, and principal repayments of $920 million. During the six months ended June 30, 2015 we purchased investments of $4.2 billion, primarily Agency RMBS. This use of cash was offset during the period from sales of investments of $4.8 billion and principal repayments of $1.2 billion during the first six months of 2015. The purchases and sales activity was primarily due to our re-balancing of our Agency portfolio to maximize spread income and provide liquidity for purchases of seasoned subprime mortgage loan pools and non-Agency RMBS.

Our financing activities provided cash of $1.8 billion, and used cash of $2.1 billion for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, we received cash of $4.2 billion on debt issuance. This cash provided was offset in part by net proceeds paid on repurchase agreements of $1.6 billion, repayment of principal on our securitized debt of $498 million, and dividends paid of $274 million. During the six months ended June 30, 2015, we paid proceeds on our repurchase agreements, net of proceeds on our repurchase agreements of $1.6 billion. We also repaid principal of our securitized debt of $707 million and paid dividends of $191 million. During the second quarter of 2015, we also called debt with an unpaid principal balance of $231 million at par and issued new debt to fund acquisitions of residential mortgage loans for proceeds of $485 million.

Our recourse leverage is 2.0:1 and 2.7:1 for the quarter ended June 30, 2016 and the year ended December 31, 2015, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our economic net equity calculated as a part of our economic book value. The decrease in recourse leverage is driven by the sale of higher leverage agency positions to acquire residential mortgage loans.

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

At June 30, 2016 and December 31, 2015 the remaining maturities on our RMBS repurchase agreements were as follows.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Overnight	$331,855	$—
1 to 29 days	2,491,293	3,312,902
30 to 59 days	804,971	2,501,513
60 to 89 days	1,086,872	246,970
90 to 119 days	432,569	430,026
Greater than or equal to 120 days	708,703	947,928
Total	$5,856,263	$7,439,339

Average days to maturity	73 Days	77 Days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’ when we enter into a financing transaction, which varies from lender to lender. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At June 30, 2016, and December 31, 2015, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.4% and 5.3%, respectively. At June 30, 2016, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS was 33.0% compared to 32.9% at December 31, 2015. At June 30, 2016, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.80% and 2.70%, respectively. At December 31, 2015, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.64% and 2.44%, respectively.

As the fair value of the Non-Agency MBS is more difficult to determine, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. Repurchase agreements also subject us to two types of margin calls. First, there are monthly margin calls that are triggered as scheduled or monthly principal payments and pre-payments are received by us as these payments lower the value of the collateral. As a result, we expect to receive margin calls from our repurchase counterparties monthly simply due to the principal paydowns on our Agency RMBS. The scheduled or monthly principal payments and pre-payments are not known in advance and vary depending on the behavior of the borrowers related to the underlying mortgages. Second, counterparties make margin calls or return margin as a result of normal daily increases or decreases in asset fair values. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call, or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. Our average repurchase agreement balance for the quarter ended June 30, 2016 decreased slightly compared to our average repurchase agreement balance for the quarter ended June 30, 2015 due to lower borrowings on our repurchase agreements in excess of repayments during 2015. We continue to deploy capital for strategic purchases of investments.

	Average Repurchase Balance	Repurchase Balance at Period End
Period	(dollars in thousands)
Quarter End June 30, 2016	$6,863,960	$5,856,263
Quarter End March 31, 2016	$7,496,925	$7,545,631
Quarter End December 31, 2015	$7,404,890	$7,439,339
Quarter End September 30, 2015	$7,016,080	$7,150,821
Quarter End June 30, 2015	$6,904,516	$6,813,831

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2016 and December 31, 2015, the carrying value of our total debt was approximately $13.8 billion and $11.7 billion which represented a debt-to-equity ratio for both periods of approximately 4.7:1 and 4.0:1, respectively. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

At June 30, 2016, we had repurchase agreements with 26 counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring all our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of June 30, 2016 and December 31, 2015, we had $7.3 billion and $8.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from less than 30 to 774 days. The average days to maturity on our repurchase agreements at June 30, 2016 and December 31, 2015 were 73 Days and 77 Days, respectively. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the risk of our repurchase agreements primarily through the use of interest rate swaps. The average remaining maturities on our interest rate swaps at June 30, 2016 range from less than 1 year to 18 years and have a weighted average maturity of approximately 8 years. We use these interest rate swaps to protect the portfolio from short term changes in interest rates. We currently have one swap counterparty. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of June 30, 2016, we have posted $152 million of cash and securities as collateral to our swap counterparty.

Secured Debt Financing Transactions

During the second quarter of 2016, we acquired controlling interests in several trusts collateralized by seasoned residential subprime mortgage loans. As we held the controlling interest, we consolidated the assets and liabilities, increasing our investments in mortgage loans by $5.0 billion and secured debt by $4.2 billion. The investment was financed through a combination of cash raised from sale of investments and additional repurchase agreements.

During the six months ended June 30, 2016, we purchased securitized debt, collateralized by loans held for investment with an unpaid principal balance of $44 million for $46 million. This outstanding debt acquired is part of a securitization vehicle which has a call date in 2016. Additionally, during the six months ended June 30, 2016, we issued new debt, collateralized by these same loans held for investment, with an unpaid principal balance of $100 million for $98 million.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or interest rate swaps with seven counterparties as of June 30, 2016 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at June 30, 2016:

June 30, 2016

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	2	$151,027	$(97,846)	$44,507	0.25%
Netherlands	1	76,326	—	4,770	0.03%
Switzerland	2	1,254,664	—	476,287	2.71%
United Kingdom	2	190,361	—	20,043	0.11%
Total	7	$1,672,378	$(97,846)	$545,607	3.10%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At June 30, 2016, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

Other than as discussed below under “Restricted Stock Grants,” we did not issue any shares during the quarters ended June 30, 2016 and 2015. During the quarters ended June 30, 2016 and 2015, the Company declared dividends to common shareholders of $0.48 per share to common shareholders totaling $90 million and $99 million, respectively. During the six months ended June 30, 2016, the Company declared regular dividends to common shareholders totaling $180 million, or $0.96 per share, and a special dividend of $94 million, or $0.50 per share. For the six months ended June 30, 2015, the Company declared dividends to common shareholders totaling $197 million, or $0.96 per share.

We had no preferred stock issued or outstanding as of June 30, 2016 and December 31, 2015.

Related Party Transactions

None.

Restricted Stock Grants

We granted 266,200 shares of restricted stock during first quarter of 2016, to the executive officers of the Company as compensation related to services provided in 2015. Additionally, during the first quarter of 2016, the Company granted certain of its employees 179,600 Performance Share Units (“PSU”) awards. PSU awards are designed to align compensation with the Company’s future performance.

At June 30, 2016 and December 31, 2015, there were approximately 486,220 and 71,000 unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2016 and December 31, 2015. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

June 30, 2016
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$5,739,545	$116,718	$—	$—	$5,856,263
Securitized debt	1,139,365	1,840,792	1,481,979	3,143,297	7,605,433
Interest expense on RMBS repurchase agreements (1)	22,826	1,070	—	—	23,896
Interest expense on securitized debt (1)	321,488	529,842	415,137	839,180	2,105,647
Total	$7,223,223	$2,488,422	$1,897,116	$3,982,478	$15,591,239
(1) Interest is based on variable rates in effect as of June 30, 2016.

December 31, 2015
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$7,180,496	$258,841	$—	$—	$7,439,337
Securitized debt	735,901	1,125,618	817,774	1,567,821	4,247,113
Interest expense on RMBS repurchase agreements (1)	24,974	2,099	—	—	27,073
Interest expense on securitized debt (1)	153,606	269,110	218,958	547,859	1,189,533
Total	$8,094,977	$1,655,668	$1,036,732	$2,115,680	$12,903,056
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

Capital Expenditure Requirements

At June 30, 2016 and December 31, 2015, we had no material commitments for capital expenditures.

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

None.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2016 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2016
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	(16.85)%	1.39%
-50 Basis Points	(10.41)%	0.81%
Base Interest Rate	—	—
+50 Basis Points	8.88%	(0.96)%
+100 Basis Points	17.02%	(2.10)%
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

•
using securitzation financing to lower average cost of funds relative to short-term financing vehicles further allowing us to receive the benefit of attractive terms for an extended period of time in contrast to short term financing and maturity dates of the investments not included in the securitization; and

•
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2016. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2016
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	557,194	1,339,867	41,613	15,262,753	$17,201,427
Cash equivalents	67,421	—	—	—	67,421
Total rate sensitive assets	624,615	1,339,867	41,613	15,262,753	17,268,848

Rate sensitive liabilities	10,897,868	2,796,924	—	112,973	13,807,765
Interest rate sensitivity gap	$(10,273,253)	$(1,457,057)	$41,613	$15,149,780	$3,461,083

Cumulative rate sensitivity gap	$(10,273,253)	$(11,730,310)	$(11,688,697)	$3,461,083

Cummulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(59)%	(68)%	(68)%	20%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of 2016.

PART II. Other Information

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 1A. Risk Factors

Under “Part I — Item 1A — Risk Factors” of our 2015 Form 10-K, we set forth risk factors related to (i) risks associated with adverse developments in the mortgage finance and credit markets, (ii) risks associated with our management, (iii) risks related to our business, (iv) risks related to our investments, (v) regulatory and legal risks, (vi) risks related to our common stock (vii) tax risks, and (viii) risks associated with our prior late filings and related matters. You should carefully consider the risk factors set forth in our 2015 Form 10-K. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2015.

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
Date: August 4, 2016

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: August 4, 2016