Form 10-Q
period 2016-09-30
CHIMERA INVESTMENT CORP
filed 2016-11-03
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2016
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
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2016
Common Stock, $.01 par value	187,729,838

CHIMERA INVESTMENT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2016 (Unaudited) and December 31, 2015 (Derived from the audited consolidated financial statements as of December 31, 2015)	2

Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2016 and 2015	3

Consolidated Statements of Changes In Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2016 and 2015	4

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3. Quantitative and Qualitative Disclosures about Market Risk	72

Item 4. Controls and Procedures	76

Part II. OTHER INFORMATION	77

Item 1. Legal Proceedings	77

Item 1A. Risk Factors	77

Item 6. Exhibits	78

SIGNATURES	79

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	September 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$156,608	$114,062
Non-Agency RMBS, at fair value	3,437,235	3,675,841
Agency MBS, at fair value	4,362,550	6,514,824
Securitized loans held for investment, at fair value	8,909,037	4,768,416
Accrued interest receivable	84,328	66,247
Other assets	216,790	189,796
Derivatives, at fair value, net	2,153	15,460
Total assets (1)	$17,168,701	$15,344,646
Liabilities:
Repurchase agreements, MBS ($7.3 billion and $8.8 billion pledged as collateral, respectively)	$5,817,519	$7,439,339
Securitized debt, collateralized by Non-Agency RMBS ($1.9 billion and $2.1 billion pledged as collateral, respectively)	380,715	529,415
Securitized debt at fair value, collateralized by loans held for investment ($8.9 billion and $4.8 billion pledged as collateral, respectively)	7,191,462	3,720,496
Payable for investments purchased	578,499	560,641
Accrued interest payable	49,743	37,432
Dividends payable	90,645	90,097
Accounts payable and other liabilities	15,309	11,404
Derivatives, at fair value	8,009	9,634
Total liabilities (1)	$14,131,901	$12,398,458

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	$—	$—
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,729,765 and 187,711,868 shares issued and outstanding, respectively	1,877	1,877
Additional paid-in-capital	3,367,943	3,366,568
Accumulated other comprehensive income	897,703	773,791
Accumulated deficit	(1,230,723)	(1,196,048)
Total stockholders' equity	$3,036,800	$2,946,188
Total liabilities and stockholders' equity	$17,168,701	$15,344,646
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of September 30, 2016 and December 31, 2015, total assets of consolidated VIEs were $10,996,318 and $7,031,278, respectively, and total liabilities of consolidated VIEs were $7,599,439 and $4,262,017, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Interest Income:
Interest income (1)	$250,953	$211,876	$673,246	$670,825
Interest expense (2)	94,911	67,910	241,120	194,410
Net interest income	156,042	143,966	432,126	476,415
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(993)	(3,129)	(8,555)	(6,389)
Portion of loss recognized in other comprehensive income	(10,581)	(14,703)	(34,652)	(46,359)
Net other-than-temporary credit impairment losses	(11,574)	(17,832)	(43,207)	(52,748)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	27,628	(71,540)	(51,382)	20,543
Realized gains (losses) on terminations of interest rate swaps	—	—	(60,616)	(99,703)
Net realized gains (losses) on derivatives	(14,268)	(21,160)	(58,934)	(80,023)
Net gains (losses) on derivatives	13,360	(92,700)	(170,932)	(159,183)
Net unrealized gains (losses) on financial instruments at fair value	32,999	(40,955)	80,217	(88,640)
Net realized gains (losses) on sales of investments	3,079	3,539	7,035	42,789
Gains (losses) on Extinguishment of Debt	(45)	(19,915)	(1,811)	(14,836)
Total other gains (losses)	49,393	(150,031)	(85,491)	(219,870)
Other income:
Other income	—	—	95,000	—
Total other income	—	—	95,000	—
Other expenses:
Management fees	—	4,088	—	24,610
Expense recoveries from Manager	—	(1,140)	—	(6,905)
Net management fees	—	2,948	—	17,705
Compensation and benefits	6,911	3,955	19,087	4,482
General and administrative expenses	4,332	8,534	13,073	22,028
Servicing Fees of consolidated VIEs	9,788	6,499	23,139	19,276
Deal Expenses	—	2,426	13,022	5,337
Total other expenses	21,031	24,362	68,321	68,828
Income (loss) before income taxes	172,830	(48,259)	330,107	134,969
Income taxes	13	—	65	—
Net income (loss)	$172,817	$(48,259)	$330,042	$134,969

Net income (loss) per share available to common shareholders:
Basic	$0.92	$(0.24)	$1.76	$0.67
Diluted	$0.92	$(0.24)	$1.76	$0.66

Weighted average number of common shares outstanding:
Basic	187,729,765	197,787,858	187,727,667	202,891,610
Diluted	187,919,792	197,875,408	187,917,694	202,979,160

Dividends declared per share of common stock	$0.48	$0.48	$1.94	$1.44

Comprehensive income (loss):
Net income (loss)	$172,817	$(48,259)	$330,042	$134,969
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(18,364)	16,512	94,059	(121,142)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	11,574	17,832	43,207	52,748
Reclassification adjustment for net realized losses (gains) included in net income	(2,680)	(3,903)	(13,354)	(43,038)
Other comprehensive income (loss)	(9,470)	30,441	123,912	(111,432)
Comprehensive income (loss)	$163,347	$(17,818)	$453,954	$23,537
(1) Includes interest income of consolidated VIEs of $195,488 and $142,053 for the quarters ended September 30, 2016 and 2015, respectively and interest income of consolidated VIEs of $488,353 and $439,571 for the nine months ended September 30, 2016 and 2015, respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $70,715 and $50,837 for the quarters ended September 30, 2016 and 2015, respectively and interest expense of consolidated VIEs of $168,738 and $148,017 for the nine months ended September 30, 2016 and 2015, respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2014	$2,055	$3,614,411	$1,046,680	$(1,055,456)	$3,607,690
Net income (loss)	—	—	—	134,969	134,969
Cumulative effect of accounting change (1)	—	—	—	(12,137)	(12,137)
Other comprehensive income (loss)	—	—	(111,432)	—	(111,432)
Stock based compensation	2	944	—	—	946
Repurchase of common stock	(114)	(212,498)	—	—	(212,612)
Common dividends declared	—	—	—	(288,707)	(288,707)
Balance, September 30, 2015	$1,943	$3,402,857	$935,248	$(1,221,331)	$3,118,717

Balance, December 31, 2015	$1,877	$3,366,568	$773,791	$(1,196,048)	$2,946,188
Net income (loss)	—	—	—	330,042	330,042
Other comprehensive income (loss)	—	—	123,912	—	123,912
Stock based compensation	—	1,375	—	—	1,375
Common dividends declared	—	—	—	(364,717)	$(364,717)
Balance, September 30, 2016	$1,877	$3,367,943	$897,703	$(1,230,723)	$3,036,800
(1) Adoption of ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Nine Month Ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net income	$330,042	$134,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	4,084	(3,425)
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	(5,769)	11,554
Amortization of swaption premium	5,130	—
Net unrealized losses (gains) on derivatives	51,382	(20,543)
Proceeds (payments) for derivative sales and settlements	—	(12,327)
Margin (paid) received on derivatives	(41,283)	30,911
Net unrealized losses (gains) on financial instruments at fair value	(80,217)	88,640
Net realized losses (gains) on sales of investments	(7,035)	(42,789)
Net other-than-temporary credit impairment losses	43,207	52,748
(Gain) loss on extinguishment of debt	1,811	14,836
Equity-based compensation expense	1,375	946
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(18,081)	1,325
Decrease (increase) in other assets	(36,969)	(13,540)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	3,905	9,047
Increase (decrease) in investment management fees and expenses payable to affiliate	—	(6,365)
Increase (decrease) in accrued interest payable, net	12,311	7,954
Net cash provided by (used in) operating activities	$263,893	$253,941
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(810,630)	$(3,452,119)
Sales	2,555,228	4,780,881
Principal payments	471,657	888,591
Non-Agency RMBS portfolio:
Purchases	(160,805)	(792,408)
Sales	95,399	109,999
Principal payments	402,971	280,867
Securitized loans held for investment:
Purchases	(4,745,083)	(281,811)
Principal payments	696,281	533,628
Acquisition of investments in consolidated VIEs	—	(109,872)
Net cash provided by (used in) investing activities	$(1,494,982)	$1,957,756
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$27,792,856	$32,627,948
Payments on repurchase agreements	(29,414,676)	(33,932,508)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	4,180,227	1,064,789
Payments on securitized debt borrowings, collateralized by loans held for investment	(773,875)	(1,456,021)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(146,729)	(138,009)
Payments on repurchase of common stock	—	(212,612)
Common dividends paid	(364,168)	(289,807)
Net cash provided by (used in) financing activities	$1,273,635	$(2,336,220)
Net increase (decrease) in cash and cash equivalents	42,546	(124,523)
Cash and cash equivalents at beginning of period	114,062	164,620
Cash and cash equivalents at end of period	$156,608	$40,097

Supplemental disclosure of cash flow information:
Interest received	$659,249	$668,725
Interest paid	$234,577	$198,010
Management fees and expenses paid	$—	$30,975
Non-cash investing activities:
Receivable for investments sold	$—	$57,680
Payable for investments purchased	$578,499	$715,512
Net change in unrealized gain (loss) on available-for sale securities	$123,912	$(111,432)

Acquisition of investments in consolidated VIEs:
Securitized loans held for investment, at fair value	$—	$295,225
Securitized debt at fair value	$—	$185,353

Non-cash financing activities:
Common dividends declared, not yet paid	$90,645	$91,383
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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has eight wholly owned direct subsidiaries: Chimera RMBS Whole Pool LLC, and Chimera RMBS LLC formed in June 2009; Chimera Special Holdings LLC, formed in January 2010; CIM Trading Company LLC (“CIM Trading”), a TRS formed in July 2010; Chimera Funding TRS LLC (“CIM Funding TRS”), a TRS formed in October 2013, Chimera CMBS Whole Pool LLC formed in March 2015; Chimera Insurance Company, LLC formed in July 2015 and Chimera RR Holdings LLC formed in April 2016.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at September 30, 2016 and December 31, 2015.

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

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at September 30, 2016 and December 31, 2015 was $12 million and $18 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $305 million and $245 million as of September 30, 2016 and December 31, 2015. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $157 million and $273 million as of September 30, 2016 and December 31, 2015. Interest income reported on all IO MBS securities was $10 million and $13 million for the quarters ended September 30, 2016 and 2015, respectively. Interest income reported on all IO MBS securities was $32 million and $38 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statement of Operations and Comprehensive Income. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings is $21 million and $20 million as of September 30, 2016 and December 31, 2015, respectively.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2016 or 2015.

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

(p) Recent Accounting Pronouncements

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments – (Topic 230)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on eight specific cash flow issues. The guidance is intended to reduce diversity in practice on those issues across all industries. The guidance in the ASU is effective for the Company as of January 1, 2018. Early adoption is allowed. The guidance is to be applied retrospectively, unless it is impracticable to do so for an issue, then the amendments related to that issue would be applied prospectively. The Company is currently evaluating what impact this update will have on the consolidated financial statements.

Financial Instruments - Credit Losses – (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current model for recognizing credit losses from an incurred credit loss model to a current expected credit loss (CECL) model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale (AFS) debt securities when the fair value of an AFS debt security is below the amortized cost of the asset rather than reduce the carrying amount, as we do under the current OTTI model. This update also simplifies the accounting model for purchased credit-impaired debt securities and loans. The changes in the allowances created in accordance with this update will be recorded in earnings. The update also expands the disclosure requirements regarding the Company's assumptions, models, and methods for estimating the expected credit losses. In addition, the Company will disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The guidance in the ASU is effective for the Company as of January 1, 2020. Early adoption is allowed, beginning January 1, 2019. The standard requires entities to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating what impact this update will have on the consolidated financial statements.

Share Based Payments – (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this update companies will no longer record excess tax benefits and certain tax deficiencies associated with an award of equity instruments in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled, and additional paid-in capital pools will be eliminated. The updated guidance will also allow the Company to repurchase more shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance in the ASU is effective for the Company as of January 1, 2017. Early adoption is allowed. The guidance is to be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded in retained earnings. The Company is currently evaluating what impact this update will have on the consolidated financial statements.

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

		September 30, 2016
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,308,463	$237	$(1,457,711)	$1,850,990	$2,585,386	$734,998	$(602)	$734,396
Senior, interest-only	5,733,457	303,539	—	303,539	291,526	28,598	(40,611)	$(12,013)
Subordinated	668,946	16,416	(218,239)	467,125	546,825	79,895	(195)	$79,700
Subordinated, interest-only	269,868	14,183	—	14,183	13,498	41	(726)	$(685)
Agency MBS
Residential	2,672,093	138,970	—	2,811,063	2,861,468	51,842	(1,437)	$50,405
Commercial	1,273,235	36,001	(2,717)	1,306,518	1,343,994	39,496	(2,020)	$37,476
Interest-only	3,474,731	163,542	—	163,542	157,088	2,274	(8,728)	$(6,454)
Total	$17,400,793	$672,888	$(1,678,667)	$6,916,960	$7,799,785	$937,144	$(54,319)	$882,825

		December 31, 2015
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,651,869	$309	$(1,553,317)	$2,098,860	$2,826,121	$736,040	$(8,779)	$727,261
Senior, interest-only	5,426,029	268,515	—	268,515	234,171	18,113	(52,457)	(34,344)
Subordinated	762,466	23,635	(258,128)	527,975	604,295	83,896	(7,577)	76,319
Subordinated, interest-only	284,931	15,226	—	15,226	11,254	62	(4,035)	(3,973)
Agency MBS
Residential	5,045,418	255,837	—	5,301,255	5,267,848	18,593	(52,001)	(33,408)
Commercial	952,091	24,815	(3,170)	973,736	973,787	8,052	(8,001)	51
Interest-only	6,722,472	280,073	—	280,073	273,189	2,756	(9,640)	(6,884)
Total	$22,845,276	$868,410	$(1,814,615)	$9,465,640	$10,190,665	$867,512	$(142,490)	$725,022

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,714,592	$1,698,323	$1,742,744	$1,534,497
Purchases	18,316	133,227	60,915	241,852
Yield income earned	(69,850)	(72,557)	(141,256)	(213,267)
Reclassification (to) from non-accretable difference	(29,490)	19,205	(2,031)	238,012
Sales and deconsolidation	(12,907)	(418)	(39,711)	(23,314)
Balance at end of period	$1,620,661	$1,777,780	$1,620,661	$1,777,780

The table below presents the outstanding principal balance and related amortized cost at September 30, 2016 and December 31, 2015 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	September 30, 2016	December 31, 2015
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,343,812	$3,325,335
End of period	$3,228,137	$3,550,698
Amortized cost:
Beginning of period	$1,806,344	$1,741,780
End of period	$1,743,116	$1,958,726

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

			September 30, 2016
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$2,340	$(111)	1	$60,325	$(491)	2	$62,665	$(602)	3
Senior, interest-only	36,729	(3,867)	33	90,295	(36,744)	85	127,024	(40,611)	118
Subordinated	—	—	—	1,726	(195)	1	1,726	(195)	1
Subordinated, interest-only	—	—	—	12,433	(726)	3	12,433	(726)	3
Agency MBS
Residential	235,048	(1,146)	10	57,562	(291)	1	292,610	(1,437)	11
Commercial	140,402	(1,320)	32	55,068	(700)	43	195,470	(2,020)	75
Interest-only	68,822	(1,587)	19	36,645	(7,141)	11	105,467	(8,728)	30
Total	$483,341	$(8,031)	95	$314,054	$(46,288)	146	$797,395	$(54,319)	241

			December 31, 2015
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$294,520	$(8,779)	20	$—	$—	—	$294,520	$(8,779)	20
Senior, interest-only	81,919	(18,715)	83	64,058	(33,742)	47	145,977	(52,457)	130
Subordinated	138,257	(7,577)	22	—	—	—	138,257	(7,577)	22
Subordinated, interest-only	6,455	(1,039)	1	3,635	(2,996)	2	10,090	(4,035)	3
Agency MBS
Residential	4,468,717	(44,687)	116	290,926	(7,314)	4	4,759,643	(52,001)	120
Commercial	393,058	(7,969)	140	4,986	(32)	4	398,044	(8,001)	144
Interest-only	94,969	(3,457)	24	39,707	(6,183)	7	134,676	(9,640)	31
Total	$5,477,895	$(92,223)	406	$403,312	$(50,267)	64	$5,881,207	$(142,490)	470

At September 30, 2016, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2016.

Gross unrealized losses on the Company’s Agency residential and commercial MBS were $3 million and $60 million as of September 30, 2016 and December 31, 2015, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2016 and December 31, 2015, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency IO MBS strips which are reported at fair value with changes in fair value recorded in earnings) were $1 million and $16 million at September 30, 2016 and December 31, 2015, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and nine months ended September 30, 2016 and 2015 is presented below.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Total other-than-temporary impairment losses	$(993)	$(3,129)	$(8,555)	$(6,389)
Portion of loss recognized in other comprehensive income (loss)	(10,581)	(14,703)	(34,652)	(46,359)
Net other-than-temporary credit impairment losses	$(11,574)	$(17,832)	$(43,207)	$(52,748)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Cumulative credit loss beginning balance	$546,187	$528,548	$529,112	$507,548
Additions:
Other-than-temporary impairments not previously recognized	6,184	7,863	17,137	34,133
Reductions for securities sold or deconsolidated during the period	(2,630)	(3,963)	(6,890)	(5,697)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	5,390	9,969	26,069	18,615
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(1,494)	—	(11,791)	(12,182)
Cumulative credit impairment loss ending balance	$553,637	$542,417	$553,637	$542,417

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Loss Severity
Weighted Average	59%	56%
Range	25% - 85%	17% - 92%
60+ days delinquent
Weighted Average	21%	20%
Range	0% - 40%	2% - 41%
Credit Enhancement (1)
Weighted Average	29%	8%
Range	0% - 100%	0% - 27%
3 Month CPR
Weighted Average	5%	8%
Range	0% - 19%	3% - 27%
12 Month CPR
Weighted Average	4%	8%
Range	0% - 21%	3% - 20%
(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at September 30, 2016 and December 31, 2015. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At September 30, 2016, IO MBS had a net unrealized loss of $19 million and had an amortized cost of $481 million. At December 31, 2015, IO MBS had a net unrealized loss of $45 million and had an amortized cost of $564 million. The fair value of IOs at September 30, 2016 and December 31, 2015 was $462 million, and $519 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations and Comprehensive Income.

		September 30, 2016
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$734,998	$—	$734,998	$(602)	$—	$(602)
Senior, interest-only	—	28,598	28,598	—	(40,611)	(40,611)
Subordinated	75,446	4,449	79,895	—	(195)	(195)
Subordinated, interest-only	—	41	41	—	(726)	(726)
Agency MBS
Residential	51,842	—	51,842	(1,437)	—	(1,437)
Commercial	39,496	—	39,496	(2,020)	—	(2,020)
Interest-only	—	2,274	2,274	—	(8,728)	(8,728)
Total	$901,782	$35,362	$937,144	$(4,059)	$(50,260)	$(54,319)

		December 31, 2015
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Accumulated Deficit	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Accumulated Deficit	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$736,040	$—	$736,040	$(8,779)	$—	$(8,779)
Senior, interest-only	—	18,113	18,113	—	(52,457)	(52,457)
Subordinated	81,588	2,309	83,896	(1,971)	(5,606)	(7,577)
Subordinated, interest-only	—	62	62	—	(4,035)	(4,035)
Agency MBS
Residential	18,593	—	18,593	(52,001)	—	(52,001)
Commercial	8,052	—	8,052	(8,001)	—	(8,001)
Interest-only	—	2,756	2,756	—	(9,640)	(9,640)
Total	$844,273	$23,240	$867,512	$(70,752)	$(71,738)	$(142,490)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,308,463	$55.95	$78.14	4.0%	15.2%
Senior, interest-only	5,733,457	5.29	5.08	2.0%	11.1%
Subordinated	668,946	69.83	81.74	3.4%	10.2%
Subordinated, interest-only	269,868	5.26	5.00	1.1%	11.4%
Agency MBS
Residential pass-through	2,672,093	105.20	107.09	3.9%	2.7%
Commercial pass-through	1,273,235	102.61	105.56	3.6%	2.9%
Interest-only	3,474,731	4.71	4.52	0.9%	3.7%
(1) Bond Equivalent Yield at period end.

	December 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,651,869	$57.47	$77.39	3.8%	13.7%
Senior, interest-only	5,426,029	4.95	4.32	1.7%	12.9%
Subordinated	762,466	69.25	79.26	3.2%	8.8%
Subordinated, interest-only	284,931	5.34	3.95	1.2%	10.9%
Agency MBS
Residential pass-through	5,045,418	105.07	104.41	3.7%	2.8%
Commercial pass-through	952,091	102.27	102.28	3.4%	2.9%
Interest-only	6,722,472	4.17	4.06	0.8%	3.4%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
AAA	0.4%	0.5%
AA	0.3%	0.4%
A	0.7%	0.8%
BBB	0.3%	0.4%
BB	3.1%	5.2%
B	4.0%	3.0%
Below B or not rated	91.2%	89.7%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2016 and December 31, 2015 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	September 30, 2016
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$22,267	$477,875	$1,393,164	$692,080	$2,585,386
Senior interest-only	606	42,519	136,316	112,085	291,526
Subordinated	1,473	76,840	215,695	252,817	546,825
Subordinated interest-only	—	—	13,498	—	13,498
Agency MBS
Residential	—	2,451,083	410,385	—	2,861,468
Commercial	11,384	16,473	50,624	1,265,513	1,343,994
Interest-only	—	85,447	66,082	5,559	157,088
Total fair value	$35,730	$3,150,237	$2,285,764	$2,328,054	$7,799,785
Amortized cost
Non-Agency RMBS
Senior	$18,823	$374,436	$987,116	$470,615	$1,850,990
Senior interest-only	2,197	54,411	138,744	108,187	303,539
Subordinated	1,455	58,783	172,437	234,450	467,125
Subordinated interest-only	—	—	14,183	—	14,183
Agency MBS
Residential	—	2,420,774	390,289	—	2,811,063
Commercial	11,198	16,567	50,270	1,228,483	1,306,518
Interest-only	—	86,304	71,898	5,340	163,542
Total amortized cost	$33,673	$3,011,275	$1,824,937	$2,047,075	$6,916,960

	December 31, 2015
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$—	$374,462	$1,629,564	$822,095	$2,826,121
Senior interest-only	1,458	41,862	123,538	67,313	234,171
Subordinated	2,229	108,728	212,003	281,335	604,295
Subordinated interest-only	—	—	11,254	—	11,254
Agency MBS
Residential	—	150,357	5,117,491	—	5,267,848
Commercial	—	—	29,176	944,611	973,787
Interest-only	—	106,069	161,413	5,707	273,189
Total fair value	$3,687	$781,478	$7,284,439	$2,121,061	$10,190,665
Amortized cost
Non-Agency RMBS
Senior	$—	$281,255	$1,235,528	$582,077	$2,098,860
Senior interest-only	2,440	59,823	135,359	70,893	268,515
Subordinated	2,208	86,728	168,403	270,636	527,975
Subordinated interest-only	—	—	15,226	—	15,226
Agency MBS
Residential	—	149,111	5,152,144	—	5,301,255
Commercial	—	—	29,156	944,580	973,736
Interest-only	—	106,708	167,646	5,719	280,073
Total amortized cost	$4,648	$683,625	$6,903,462	$1,873,905	$9,465,640

The Non-Agency RMBS portfolio is subject to credit risk. The Company seeks to mitigate credit risk through its asset selection process. The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. The Company defines Alt-A mortgage securities as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At September 30, 2016 and December 31, 2015, 69% and 64% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At September 30, 2016 and December 31, 2015, 15% and 17% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
Weighted average maturity (years)		21.3		22.0
Weighted average amortized loan to value (1)		66.8%		67.9%
Weighted average FICO (2)		675		671
Weighted average loan balance (in thousands)		$327		$330
Weighted average percentage owner occupied		83.1%		82.7%
Weighted average percentage single family residence		65.7%		65.9%
Weighted average current credit enhancement		2.3%		2.4%
Weighted average geographic concentration of top four states	CA	32.6%	CA	30.4%
	FL	8.0%	FL	8.0%
	NY	7.9%	NY	8.0%
	NJ	2.6%	NJ	2.5%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2016 and December 31, 2015.

Origination Year	September 30, 2016	December 31, 2015
1999	0.1%	0.1%
2000	0.5%	0.6%
2001	1.5%	1.6%
2002	0.5%	0.5%
2003	1.1%	2.2%
2004	4.2%	3.7%
2005	20.2%	21.7%
2006	38.1%	32.9%
2007	31.1%	34.2%
2008	1.8%	1.9%
2009	0.4%	—%
2013	0.4%	0.5%
2014	0.1%	0.1%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations and Comprehensive Income. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and nine months ended September 30, 2016 and 2015 are as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Proceeds from sales	$58,036	$196,192	$2,697,239	$3,433,527
Gross realized gains	3,622	4,612	16,798	46,007
Gross realized losses	(543)	(1,073)	(9,763)	(3,218)
Net realized gain (loss)	$3,079	$3,539	$7,035	$42,789

Included in the gross realized gains for the quarter and nine months ended September 30, 2016 in the table above are exchanges of securities with a fair value of $30 million and $47 million, where the Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset.  These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $2 million and $1 million reflected in earnings for the quarter and nine months ended September 30, 2016. For the quarter and nine months ended September 30, 2015, the fair value of these exchanges of securities was $11 million and $26 million, respectively and resulted in a realized gain of $3 million and $7 million, respectively.

4. Securitized Loans Held for Investment

The Securitized loans held for investment is comprised of two portfolios. The first portfolio is comprised of loans collateralized by non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The second portfolio is comprised primarily of loans collateralized by seasoned subprime residential mortgages.

At September 30, 2016, all securitized loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the securitized loans held for investment. As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at fair value at September 30, 2016 and December 31, 2015:

	For the Nine Months Ended	For the Year Ended
	September 30, 2016	December 31, 2015
	(dollars in thousands)
Balance, beginning of period	$4,768,416	$5,306,501
Purchases	4,745,083	577,036
Principal paydowns	(696,281)	(707,996)
Sales and settlements	6,001	(9,638)
Net periodic accretion (amortization)	(27,828)	(19,100)
Change in fair value	113,646	(90,581)
Transfer due to deconsolidation	—	(287,806)
Balance, end of period	$8,909,037	$4,768,416

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Jumbo prime residential mortgage loans

The securitized loan portfolio collateralized by jumbo prime residential mortgages was originated during the following years:

Origination Year	September 30, 2016	December 31, 2015
2004	0.2%	0.1%
2007	8.1%	8.5%
2008	8.2%	7.4%
2009	0.3%	0.3%
2010	5.0%	5.1%
2011	31.7%	33.1%
2012	46.5%	45.5%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized primarily of non-conforming, single family, owner occupied, jumbo, prime mortgages follows:

	September 30, 2016		December 31, 2015
Number of loans		545		657
Weighted average maturity (years)		24.8		25.5
Weighted average loan to value (1)		70.4%		70.7%
Weighted average FICO (2)		764		765
Weighted average loan balance (in thousands)		$670		$682
Weighted average percentage owner occupied		95.5%		94.3%
Weighted average percentage single family residence		71.0%		70.1%
Weighted average geographic concentration of top five states	CA	31.4%	CA	32.4%
	NJ	7.1%	VA	6.4%
	MD	6.8%	NJ	6.3%
	VA	6.7%	MD	6.2%
	NY	4.8%	TX	5.1%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the outstanding principal balance of the jumbo prime loans which are 30 days delinquent and greater as reported by the servicer at September 30, 2016 and December 31, 2015.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
September 30, 2016	$532	$529	$2,846	$—	$2,318	$—	$6,225
December 31, 2015	$3,079	$—	$2,915	$—	$2,875	$2,312	$11,181

The fair value of the jumbo prime residential mortgage loans 90 days or more past due is $3 million as of September 30, 2016.

Seasoned subprime residential mortgage loans

The securitized loan portfolio collateralized by seasoned subprime residential mortgages originated during the following years:

Origination Year	September 30, 2016	December 31, 2015
2002 and prior	9.5%	11.2%
2003	5.6%	4.0%
2004	12.5%	11.1%
2005	20.3%	19.3%
2006	22.9%	17.4%
2007	21.7%	25.4%
2008	6.4%	9.5%
2009	0.6%	1.1%
2010 and later	0.5%	1.0%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized by seasoned subprime residential mortgages follows:

	September 30, 2016		December 31, 2015
Number of loans		96,779		56,870
Weighted average maturity (years)		19.6		21.5
Weighted average loan to value (1)		87.7%		80.7%
Weighted average FICO (1)		620		625
Weighted average loan balance (in thousands)		$90		$76
Weighted average percentage owner occupied		97.0%		96.0%
Weighted average percentage single family residence		84.7%		72.5%
Weighted average geographic concentration of top five states	CA	8.5%	CA	8.8%
	OH	6.8%	FL	7.2%
	FL	6.6%	NC	7.1%
	VA	5.9%	VA	6.3%
	NC	5.4%	OH	6.1%
(1) As provided by the Trustee

The following table summarizes the outstanding principal balance of the loan portfolio consisting of seasoned subprime residential mortgage loans which are 30 days delinquent and greater as reported by the servicer at September 30, 2016 and December 31, 2015.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
September 30, 2016	$329,973	$98,414	$127,327	$209,785	$201,247	$38,611	$1,005,357
December 31, 2015	$189,816	$66,429	$125,897	$117,308	$218,493	$36,124	$754,067

The fair value of seasoned subprime residential mortgage loans 90 days or more past due is $400 million as of September 30, 2016.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At September 30, 2016, fourteen investment holdings with an internally developed fair value of $172 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $16 million lower than the third party prices provided of $187 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at September 30, 2016 in excess of the derived predetermined threshold for the period. At December 31, 2015, two investment holdings with an internally developed fair value of $10 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $1 million lower than the third party prices provided of $11 million.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2016 and December 31, 2015 is presented below.

	September 30, 2016
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$3,437,235	$—	$3,437,235
Agency RMBS, at fair value	—	4,362,550	—	—	4,362,550
Securitized loans held for investment, at fair value	—	—	8,909,037	—	8,909,037
Derivatives	—	2,255	—	(102)	2,153

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(7,191,462)	—	(7,191,462)
Derivatives	(2,852)	(92,561)	—	87,404	(8,009)
Total	(2,852)	4,272,244	5,154,810	87,302	$9,511,504

	December 31, 2015
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	3,675,841	$—	$3,675,841
Agency RMBS, at fair value	—	6,514,824	—	—	6,514,824
Securitized loans held for investment, at fair value	—	—	4,768,416	—	4,768,416
Derivatives	1,599	18,987	—	(5,126)	15,460

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(3,720,496)	—	(3,720,496)
Derivatives	(192)	(57,042)	—	47,600	(9,634)
Total	$1,407	$6,476,769	$4,723,761	$42,474	$11,244,411

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at September 30, 2016 and December 31, 2015.

Fair Value Reconciliation, Level 3
	For the Nine Months Ended, September 30, 2016
	(dollars in thousands)
	Non-Agency RMBS	Derivatives	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,675,841	$—	$4,768,416	$(3,720,496)	$4,723,761
Transfers in to Level 3 assets	—	—	—	—	—
Transfers out of Level 3 assets	—	—	—	—	—
Purchases	222,756	—	4,745,083	(4,180,227)	787,612
Principal payments	(402,973)	—	(696,281)	727,946	(371,308)
Sales and Settlements	(142,637)	—	6,001	45,929	(90,707)
Accretion (amortization) of purchase discounts	88,886	—	(27,828)	4,180	65,238
Gains (losses) included in net income
Other than temporary credit impairment losses	(43,207)	—	—	—	(43,207)
Realized gains (losses) on sales and settlements	2,452	—	—	(1,766)	686
Net unrealized gains (losses) included in income	33,170	—	113,646	(67,028)	79,788
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	2,947	—	—	—	2,947
Ending balance Level 3 assets	$3,437,235	$—	$8,909,037	$(7,191,462)	$5,154,810

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2015
	(dollars in thousands)
	Non-Agency RMBS	Derivatives	Securitized Loans(1)	Securitized Debt	Total
Beginning balance Level 3 assets	$3,404,149	$(71)	$5,306,501	$(4,383,217)	$4,327,362
Transfers in to Level 3 assets	—	—	—	—	—
Transfers out of Level 3 assets	—	—	—	—	—
Transfer due to consolidation/deconsolidation	(59,646)	—	(287,806)	243,732	(103,720)
Purchases	1,045,534	—	577,036	(1,668,654)	(46,084)
Principal payments	(385,822)	—	(707,996)	743,329	(350,489)
Sales and Settlements	(252,532)	(597)	(9,638)	1,395,292	1,132,526
Accretion (amortization) of purchase discounts	117,836	—	(19,100)	(6,344)	92,392
Gains (losses) included in net income
Other than temporary credit impairment losses	(67,444)	—	—	—	(67,444)
Realized gains (losses) on sales and settlements	28,724	443	—	(5,930)	23,236
Net unrealized gains (losses) included in income	(18,874)	225	(90,581)	(38,704)	(147,934)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(136,084)	—	—	—	(136,084)
Ending balance Level 3 assets	$3,675,841	$—	$4,768,416	$(3,720,496)	$4,723,761
(1) includes securitized loans held for investment of $607 million for which the fair value option election was made beginning January 1, 2015.

There were no transfers to or from Level 3 for the nine months ended September 30, 2016 and the year ended December 31, 2015. The primary cause of the changes in fair value of the securitized loans and the securitized debt are due to changes in credit risk of the portfolio.

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

Loss severity rates reflect the amount of loss expected from a foreclosure and liquidation of the underlying collateral in the mortgage loan pool. When a mortgage loan is foreclosed the collateral is sold and the resulting proceeds are used to settle the outstanding obligation. In many circumstances, the proceeds from the sale do not fully repay the outstanding obligation. In these cases, a loss is incurred by the lender. Loss severity is used to predict how costly future losses are likely to be. An increase in loss severity results in a decrease in expected future cash flows. A decrease in loss severity results in an increase in expected future cash flows.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of September 30, 2016 and December 31, 2015 follows:

	September 30, 2016				December 31, 2015
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	5.3%	1% -35%	0% -20%	35% -95%	5.5%	1% - 17%	0% - 22%	35% - 95%
Senior interest-only	11.9%	3% -35%	0% -23%	35% -95%	13.1%	3% - 25%	0% - 23%	1% - 95%
Subordinated	6.2%	1% -22%	0% -20%	0% -84%	6.6%	1% - 22%	0% - 20%	5% - 91%
Subordinated interest-only	12.3%	6% -15%	0% -11%	35% -72%	17.4%	6% - 13%	0% - 10%	1% - 64%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value as of September 30, 2016 and December 31, 2015 follows:

	September 30, 2016			December 31, 2015
	Significant Inputs			Significant Inputs
	CPR Range	CDR Range	Loss Severity Range	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	4% - 30%	0% - 3%	35% - 60%	4% - 32%	0% - 6%	35% - 65%

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

Sensitivity of Significant Inputs – Securitized loans held for investment

The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment collateralized by seasoned subprime residential mortgage loans, as of September 30, 2016 and December 31, 2015 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment at fair value as of September 30, 2016 and December 31, 2015 follows:

	September 30, 2016	December 31, 2015
Factor:
Coupon
Base Rate	5.4%	4.8%
Actual	7.3%	6.8%

FICO
Base Rate	631	620
Actual	620	625

Loan-to-value (LTV)
Base Rate	87%	90%
Actual	88%	81%

Loan Characteristics:
Occupancy
Owner Occupied	97%	96%
Investor	2%	4%
Secondary	1%	—%
Property Type
Single family	85%	77%
Manufactured housing	7%	11%
Multi-family/mixed use/other	8%	12%

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

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

	September 30, 2016
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	5,817,519	5,831,019
Securitized debt, collateralized by Non-Agency RMBS	3	380,715	373,090

	December 31, 2015
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	7,439,339	7,466,409
Securitized debt, collateralized by Non-Agency RMBS	3	529,415	518,941

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of September 30, 2016 and December 31, 2015 is:

	September 30, 2016	December 31, 2015
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$3,378,579	$5,324,729
Non-agency MBS (in thousands)	2,438,940	2,114,610
Total:	$5,817,519	$7,439,339

Average daily balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$4,479,616	$5,776,980
Non-agency MBS (in thousands)	2,263,806	1,627,909
Total:	$6,743,422	$7,404,889

Weighted average borrowing rate of Repurchase agreements secured by:
Agency MBS	0.81%	0.64%
Non-agency MBS	2.76%	2.44%

Weighted average maturity of Repurchase agreements secured by:
Agency MBS	49 Days	53 Days
Non-agency MBS	104 Days	137 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$3,612,975	$5,655,410
Non-agency MBS (in thousands)	3,682,220	3,117,875
Total:	$7,295,195	$8,773,285

At September 30, 2016 and December 31, 2015, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	2,856,171	3,312,902
30 to 59 days	432,336	2,501,513
60 to 89 days	920,977	246,970
90 to 119 days	842,876	430,026
Greater than or equal to 120 days	765,159	947,928
Total	$5,817,519	$7,439,339

At September 30, 2016 and December 31, 2015, the Company had an amount at risk with Credit Suisse First Boston of 16% and 10% of its equity related to the collateral posted on repurchase agreements. As of September 30, 2016 the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 15 days and the amount at risk was $477 million. As of December 31, 2015 the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 25 days and the amount at risk was $303 million.  There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of September 30, 2016 and December 31, 2015.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2016 and December 31, 2015 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $398 million and $545 million, respectively. At September 30, 2016 and December 31, 2015, the debt carried a weighted average cost of financing equal to 4.93% and 4.49%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the quarter ended September 30, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $4 million for $4 million. This transaction resulted in a net loss on the extinguishment of debt of $45 thousand. This loss is reflected in earnings for the quarter and nine months ended September 30, 2016.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at September 30, 2016 and December 31, 2015, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Within One Year	$118,371	$137,642
One to Three Years	98,894	178,191
Three to Five Years	30,361	60,872
Greater Than Five Years	32,158	52,280
Total	$279,784	$428,985

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2016 and December 31, 2015 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $7.3 billion and $3.8 billion, respectively. During the quarter and nine months ended September 30, 2016, the company recognized a loss of $47 million and $67 million, respectively, on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value. During the quarter and nine months ended September 30, 2015, the company recognized a gain of $3 million and a loss of $27 million on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value.

At September 30, 2016 and December 31, 2015 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 4.08% and 3.24% respectively. The debt matures between the years 2023 and 2065.

During the first quarter of 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the nine months ended September 30, 2016.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at September 30, 2016 and December 31, 2015, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Within One Year	$1,174,427	$591,171
One to Three Years	1,917,720	941,704
Three to Five Years	1,497,626	734,291
Greater Than Five Years	2,646,354	1,502,663
Total	$7,236,127	$3,769,829

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by year at September 30, 2016.

September 30, 2016
(dollars in thousands)
Year	Principal
2016	1,627,066
2017	181,117
2018	1,252,873
2019	—
2020	3,995,109
Total	$7,056,165

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining permanent, non-recourse term financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of September 30, 2016, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $11.0 billion and liabilities with a carrying value of $7.6 billion. As of December 31, 2015, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $7.0 billion of and liabilities with a carrying value of $4.3 billion.

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

As sponsor of the Trusts, the Company has retained an eligible horizontal retained interest consisting of the Class B and Class C notes in the Trusts in order to satisfy the U.S. risk retention rules (the “Required Credit Risk”). The U.S. risk retention rules impose limitations on the ability of the Company to dispose of or hedge the Required Credit Risk until the later of (i) the fifth anniversary of the closing date of the securitization transactions (the “Closing Date”) and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the Closing Date, but in any event no longer than the seventh anniversary of the Closing Date. These investments have been eliminated in consolidation of the Trusts as of September 30, 2016.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$1,907,696	$2,140,494
Securitized loans held for investment, at fair value	8,909,037	4,768,416
Accrued interest receivable	61,081	35,916
Other Assets	118,504	86,452
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$380,715	$529,415
Securitized debt at fair value, collateralized by loans held for investment	7,191,462	3,720,496
Accrued interest payable	27,262	12,106

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations and Comprehensive Income is presented in the table below.

	For the Quarter Ended
	September 30, 2016	September 30, 2015
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$195,488	$142,053
Interest expense, Non-recourse liabilities of VIEs	70,715	50,837
Net interest income	$124,773	$91,216

Total other-than-temporary impairment losses	$(21)	$(301)
Portion of loss recognized in other comprehensive income (loss)	(4,599)	(15,838)
Net other-than-temporary credit impairment losses	$(4,620)	$(16,139)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$488,353	$439,571
Interest expense, Non-recourse liabilities of VIEs	168,738	148,017
Net interest income	$319,615	$291,554

Total other-than-temporary impairment losses	$(866)	$(1,738)
Portion of loss recognized in other comprehensive income (loss)	(31,925)	(43,217)
Net other-than-temporary credit impairment losses	$(32,791)	$(44,955)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2016, ranged from less than $1 million to $50 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2015, ranged from less than $1 million to $54 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.4 billion and $1.5 billion at September 30, 2016 and December 31, 2015, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2016 and December 31, 2015.

		September 30, 2016
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,380,900	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	699,000	Derivatives, at fair value, net	2,153	Derivatives, at fair value, net	(8,009)
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$2,699,600		$2,153		$(8,009)

		December 31, 2015
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$4,555,400	Derivatives, at fair value, net	$1,232	Derivatives, at fair value, net	$(6,369)
Swaptions	779,000	Derivatives, at fair value, net	12,821	Derivatives, at fair value, net	(3,265)
Treasury Futures	752,200	Derivatives, at fair value, net	1,407	Derivatives, at fair value, net	—
Total	$6,086,600		$15,460		$(9,634)

The effect of the Company’s derivatives on the Consolidated Statements of Operations and Comprehensive Income is presented below.

		Net gains (losses) on derivatives For the Quarter Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2016	September 30, 2015
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$13,395	$(55,087)
Interest Rate Swaps	Net realized gains (losses) on derivatives	(4,595)	(11,355)
Treasury Futures	Net unrealized gains (losses) on derivatives	12,149	(6,886)
Treasury Futures	Net realized gains (losses) on derivatives	(7,823)	(9,309)
Swaptions	Net unrealized gains (losses) on derivatives	2,084	(9,567)
Swaptions	Net realized gains (losses) on derivatives	(1,850)	(496)
Total		$13,360	$(92,700)

		Net gains (losses) on derivatives For the Nine Months Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2016	September 30, 2015
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(36,840)	$25,143
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(84,571)	(135,255)
Mortgage Options	Net unrealized gains (losses) on derivatives	—	225
Mortgage Options	Net realized gains (losses) on derivatives	—	443
Treasury Futures	Net unrealized gains (losses) on derivatives	(4,259)	1,909
Treasury Futures	Net realized gains (losses) on derivatives	(28,797)	(44,541)
Swaptions	Net unrealized gains (losses) on derivatives	(10,283)	(6,734)
Swaptions	Net realized gains (losses) on derivatives	(5,615)	(353)
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	—
Other Derivative Assets	Net realized gains (losses) on derivatives	(567)	(21)
Total		$(170,932)	$(159,183)
(1) Includes loss on termination of interest rate swap of $61 million and $100 million for the nine months ended September 30, 2016 and 2015, respectively.

There were no swaps terminations for the quarter ended September 30, 2016 and 2015. The Company paid $61 million to terminate interest rate swaps with a notional value of $3.3 billion during the nine months ended September 30, 2016. The terminated swaps had original maturities ranging from 2017 to 2034.

The Company paid $100 million to terminate interest rate swaps with a notional value of $1.2 billion during the nine month ended September 30, 2015. The terminated swaps had original maturities ranging from 2019 to 2044. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2016 was 2.13% and the weighted average receive rate was 0.76%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2015 was 1.51% and the weighted average receive rate was 0.36%. The weighted average maturity on the Company’s interest rate swaps at September 30, 2016 and December 31, 2015 is 8 years and 4 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2016 is approximately $98 million including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

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

The Company did not repurchase any shares during the quarter and nine months ended of September 30, 2016, and has $100 million in its share repurchase program that may yet be used to repurchase shares.

During the quarters ended September 30, 2016, and 2015 the Company declared dividends to common shareholders of $0.48 per share to common shareholders totaling $91 million, respectively. During the nine months ended September 30, 2016, the Company declared regular dividends to common shareholders totaling $271 million, or $1.44 per share, and a special dividend of $94 million, or $0.50 per share. For the nine months ended September 30, 2015, the Company declared dividends to common shareholders totaling $289 million, or $1.44 per share.

Earnings per share for the quarters and nine months ended September 30, 2016, and 2015, respectively, are computed as follows:

	For the Quarter Ended
	September 30, 2016	September 30, 2015
	(dollars in thousands)
Numerator:
Net income	$172,817	$(48,259)
Effect of dilutive securities:	—	—
Dilutive net income available to stockholders	$172,817	$(48,259)

Denominator:
Weighted average basic shares	187,729,765	197,787,858
Effect of dilutive securities	190,027	87,550
Weighted average dilutive shares	187,919,792	197,875,408

Net income per average share attributable to common stockholders - Basic	$0.92	$(0.24)
Net income per average share attributable to common stockholders - Diluted	$0.92	$(0.24)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(dollars in thousands)
Numerator:
Net income	$330,042	$134,969
Effect of dilutive securities:	—	—
Dilutive net income available to stockholders	$330,042	$134,969

Denominator:
Weighted average basic shares	187,727,667	202,891,610
Effect of dilutive securities	190,027	87,550
Weighted average dilutive shares	187,917,694	202,979,160

Net income per average share attributable to common stockholders - Basic	$1.76	$0.67
Net income per average share attributable to common stockholders - Diluted	$1.76	$0.66

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the nine months ended September 30, 2016 and 2015:

	September 30, 2016
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2015	$773,791	$773,791
OCI before reclassifications	94,059	94,059
Amounts reclassified from AOCI	29,853	29,853
Net current period OCI	123,912	123,912
Balance as of September 30, 2016	$897,703	$897,703

	September 30, 2015
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2014	$1,046,680	$1,046,680
OCI before reclassifications	(121,142)	(121,142)
Amounts reclassified from AOCI	9,710	9,710
Net current period OCI	(111,432)	(111,432)
Balance as of September 30, 2015	$935,248	$935,248

The following table presents the details of the reclassifications from AOCI for the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations And Comprehensive Income
Unrealized gains and losses on available-for-sale securities
	$13,354	$43,038	Net realized gains (losses) on sales of investments
	(43,207)	(52,748)	Net other-than-temporary credit impairment losses
	$(29,853)	$(9,710)	Income before income taxes
	—	—	Income taxes
	$(29,853)	$(9,710)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015) (the “Equity Plan”), directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting between two and ten years depending on the award, after which time the awards fully vest. During the vesting period, these shares may not be sold. There were approximately 7 million shares available for future grants under the 2007 Equity Incentive Plan as of September 30, 2016.

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

The Company recognized stock based compensation expenses of $620 thousand and $451 thousand for the quarters ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the stock based compensation expenses were $1 million, respectively. There were no forfeitures during the quarters and nine months ended September 30, 2016.

The Company also maintains a qualified 401(k) plan.  The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Employees may contribute, through payroll deductions, up to 25% of eligible compensation.  The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions and 50% of the next 2% of such compensation.  The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability.  Participants who qualify for distribution may receive a series of specified installment payments. The 401(k) expense related to the Company’s qualified plan for the quarter ended September 30, 2016 and 2015 was $78 thousand and $34 thousand, respectively.  The 401(k) expense related to the Company’s qualified plan for the nine months ended September 30, 2016 and 2015 was $292 thousand and $34 thousand, respectively.

13. Income Taxes

For the quarter ended September 30, 2016 and the year ended December 31, 2015, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the quarters and nine months ended September 30, 2016 and 2015.

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

The Company’s 2015, 2014 and 2013 federal, state and local tax returns remain open for examination.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(5,817,519)	$—	$(5,817,519)	$7,295,378	$11,454	$1,489,313
Interest Rate Swaps - Gross Assets	102	(102)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	(84,552)	84,552	—	—	46,792	46,792
Treasury Futures - Gross Liabilities	(2,852)	2,852	—	—	7,506	7,506
Swaptions - Gross Assets	2,153	—	2,153	—	—	2,153
Swaptions - Gross Liabilities	(8,009)	—	(8,009)	11,509	—	3,500
Other Derivative Assets	—	—	—	—	—	—
Total Liabilities	$(5,910,677)	$87,302	$(5,823,375)	$7,306,887	$65,752	$1,549,264
(1) Included in other assets

	December 31, 2015
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(7,439,339)	$—	$(7,439,339)	$8,773,285	$37,296	$1,371,242
Interest Rate Swaps - Gross Assets	6,166	(4,934)	1,232	—	—	1,232
Interest Rate Swaps - Gross Liabilities	(53,777)	47,408	(6,369)	8,589	51,424	53,644
Treasury Futures	1,599	(192)	1,407	—	6,420	7,827
Swaptions - Gross Assets	12,821	—	12,821	—	—	12,821
Swaptions - Gross Liabilities	(3,265)	—	(3,265)	—	—	(3,265)
Total Liabilities	$(7,475,795)	$42,282	$(7,433,513)	$8,781,874	$95,140	$1,443,501
(1) Included in other assets

15. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain re-securitization transactions engaged in by the Company, it has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. Management is not aware of any contingencies that require accrual or disclosure as of September 30, 2016 and December 31, 2015.

The Audit Committee also pursued additional remedies against other parties regarding the facts and circumstances relating to our accounting for Non-Agency RMBS and the restatement of our financial statements, which were resolved in the first quarter of 2016 and we recovered $95 million which was characterized as taxable income in 2016.

16. Subsequent Events

Subsequent to September 30, 2016, the Company exercised its call option to retire securitized debt, collateralized by loans held for investment with an unpaid principal amount of $563 million at par.

Subsequent to September 30, 2016, the Company sold 5,800,000 shares of 8.00% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a public offering price of $25.00 per share. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing in October, 2021, subject to the Company’s right, under limited circumstances, to redeem the Series A Preferred Stock prior to that date. The Series A Preferred Stock is entitled to receive a dividend at a rate of 8.0% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. This transaction was completed in October, 2016, pursuant to which the company received proceeds, net of offering costs, of $140 million.

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

Executive Summary

We are an internally managed REIT engaged in the business of investing, on a leveraged basis, in a diversified portfolio of mortgage assets, including Agency RMBS, Non-Agency RMBS, Agency CMBS, residential mortgage loans, and real estate related securities.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We focus our investment activities primarily on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS, and on acquiring residential mortgage loans. At September 30, 2016, based on the amortized cost balance of our interest earning assets, approximately 27% of our investment portfolio was Agency MBS, 17% of our investment portfolio was Non-Agency RMBS, and 56% of our investment portfolio was securitized residential mortgage loans. At December 31, 2015, based on the amortized cost balance of our interest earning assets, approximately 46% of our investment portfolio was Agency MBS, 20% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans.

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

Under the new risk retention rules, we have committed to consolidate the loans for deals which we sponsor and retain a meaningful investment for a minimum of five years. Our credit investments are also structurally locked out from pre-payments resulting in a longer duration high yielding credit portfolio.

Market Conditions and our Strategy

The interest rate environment, US unemployment rates, residential home prices, and residential mortgage origination and refinance activity, are the major drivers of our financial results. We have operated over the past several years and continue to operate in a volatile interest rate environment. The broader markets have experienced fluctuations in 10-year Treasury yields that have exceeded 50 basis points (0.50%) in a short time frame. With the pending U.S. election and uncertainty around future action by the Federal Reserve, investors remain cautious in global fixed income, equity, commodity and currency markets.

During the third quarter, rising bond yields resulted in declines in bond-proxy sectors, such as utilities, staples, and real estate and spreads tightened across credit categories. Global markets recovered from the initial decline resulting from the U.K. referendum vote to leave the European Union and with expectations of additional monetary accommodation, the stable global economic data soothed investor concerns. While global liquidity remained ample, monetary policy rates remained relatively unchanged during the quarter and bond yields rose modestly.

In this interest rate environment, we continue to invest in more residential credit assets, which tends to be less interest rate sensitive than Agency MBS. At September 30, 2016, our residential mortgage credit portfolio, consisting non-Agency RMBS, consolidated RMBS securitizations and our securitized loan portfolio was approximately $12.3 billion compared to $8.4 billion at December 31, 2015. At September 30, 2016 our total our Agency RMBS portfolio was $4.4 billion compared to $6.5 billion at December 31, 2015.

In addition to our investments in Agency MBS, Non-Agency MBS and residential whole loans, we also invest in agency CMBS pass-through securities, which are debt obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. At September 30, 2016 the fair value of our investments in these securities totaled $1.3 billion. We view our remaining $3.1 billion of Agency RMBS and Agency IOs, which includes CMBS IOs, as highly liquid and a potential source of capital should other mortgage credit opportunities arise.

Our book value per common share was $16.18 as of September 30, 2016. Book value per common share increased from $15.78 as of June 30, 2016 due primarily to an overall increase in the market value of our investments.

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

On February 18, 2016, our Board of Directors increased the existing share buyback program by $100 million to $350 million. We did not buy back any shares during the quarter or nine months ended September 30, 2016.

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and nine months ended September 30, 2016 and 2015.

Net Income
(dollars in thousands)
(unaudited)
	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Interest Income:
Interest income (1)	$250,953	$211,876	$673,246	$670,825
Interest expense (2)	94,911	67,910	241,120	194,410
Net interest income	156,042	143,966	432,126	476,415

Other-than-temporary impairments:
Total other-than-temporary impairment losses	(993)	(3,129)	(8,555)	(6,389)
Portion of loss recognized in other comprehensive income	(10,581)	(14,703)	(34,652)	(46,359)
Net other-than-temporary credit impairment losses	(11,574)	(17,832)	(43,207)	(52,748)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	27,628	(71,540)	(51,382)	20,543
Realized gains (losses) on terminations of interest rate swaps	—	—	(60,616)	(99,703)
Net realized gains (losses) on derivatives	(14,268)	(21,160)	(58,934)	(80,023)
Net gains (losses) on derivatives	13,360	(92,700)	(170,932)	(159,183)
Net unrealized gains (losses) on financial instruments at fair value	32,999	(40,955)	80,217	(88,640)
Net realized gains (losses) on sales of investments	3,079	3,539	7,035	42,789
Gains (losses) on Extinguishment of Debt	(45)	(19,915)	(1,811)	(14,836)
Total other gains (losses)	49,393	(150,031)	(85,491)	(219,870)

Other income:
Other income	—	—	95,000	—
Total other income	—	—	95,000	—

Other expenses:
Management fees	—	4,088	—	24,610
Expense recoveries from Manager	—	(1,140)	—	(6,905)
Net management fees	—	2,948	—	17,705
Compensation and benefits	6,911	3,955	19,087	4,482
General and administrative expenses	4,332	8,534	13,073	22,028
Servicing Fees of consolidated VIEs	9,788	6,499	23,139	19,276
Deal Expenses	—	2,426	13,022	5,337
Total other expenses	21,031	24,362	68,321	68,828

Income (loss) before income taxes	172,830	(48,259)	330,107	134,969
Income taxes	13	—	65	—
Net income (loss)	$172,817	$(48,259)	$330,042	$134,969

Net income (loss) per share available to common shareholders:
Basic	$0.92	$(0.24)	$1.76	$0.67
Diluted	$0.92	$(0.24)	$1.76	$0.66

Weighted average number of common shares outstanding:
Basic	187,729,765	197,787,858	187,727,667	202,891,610
Diluted	187,919,792	197,875,408	187,917,694	202,979,160
(1) Includes interest income of consolidated VIEs of $195,488 and $142,053 for the quarters ended September 30, 2016 and 2015, respectively and interest income of consolidated VIEs of $488,353 and $439,571 for the nine months ended September 30, 2016 and 2015, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $70,715 and $50,837 for the quarters ended September 30, 2016 and 2015, respectively and interest expense of consolidated VIEs of $168,738 and $148,017 for the nine months ended September 30, 2016 and 2015, respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Quarters and Nine Months Ended September 30, 2016 and 2015

Our net income increased by $221 million to $173 million, or $0.92 per average basic common share, for the quarter ended September 30, 2016 as compared to a loss of $48 million, or $0.24 per average basic common share, for the quarter ended September 30, 2015.  The increase in net income is primarily due to an increase in net unrealized gains on derivatives of $99 million and an increase in net unrealized gains on financial instruments at fair value of $74 million. In addition, our net interest income increased by $12 million for the quarter ended September 30, 2016 compared to the same period of 2015.

Our net income increased by $195 million to $330 million, or $1.76 per average basic common share, for the nine months ended September 30, 2016 as compared to $135 million, or $0.67 per average basic common share, for the nine months ended September 30, 2015. The increase in net income is primarily due to the increased net unrealized gains on financial instruments at fair value of $169 million, which were partially offset by net unrealized losses on derivatives of $72 million during the nine months ended September 30, 2016 as compared to the same period of 2015. We also had one-time receipt of additional remedies against other parties of $95 million.

Our primary source of income is interest income earned on our assets. Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate hedges.

Interest Income

Interest income increased by $39 million, or 18%, to $251 million for the quarter ended September 30, 2016 as compared to$212 million for the same period of 2015. The increase is primarily due to the increase in interest income earned on subprime residential mortgage loans of $58 million as compared to the same period of 2015. This increase was offset, in part, by lower Agency RMBS interest income of $13 million as compared to the same period of 2015. These changes are primarily driven by increase in our seasoned subprime residential mortgage loan investment balances and decrease in our Agency RMBS investment balances.

Interest income increased marginally by $2 million, to $673 million for the nine months ended September 30, 2016 as compared to $671 million for the same period of 2015. Our interest income earned on seasoned subprime residential mortgage loans increased by $70 million which was largely offset by decrease in Agency RMBS interest income of $58 million as compared to the same period of 2015. In addition, the interest income on Non-Agency RMBS transferred to consolidated VIEs decreased by $14 million as this portfolio continues to run-off. The company sold Agency RMBS investments to finance acquisition of seasoned subprime residential mortgage loan investments during the nine months ended September 30, 2016, which resulted in lower interest earning Agency RMBS investment balances and higher seasoned subprime residential mortgage loan investment balances.

Interest Expense

Interest expense increased by $27 million, or 40%, to $95 million for the quarter ended September 30, 2016 as compared to $68 million for the same period of 2015. The increase is primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $28 million as compared to the same period of 2015.

Interest expense increased by $47 million, or 24%, to $241 million for the nine months ended September 30, 2016 as compared to $194 million for the same period of 2015. The increase is primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $41 million and increased interest expense on the non-Agency repurchase agreement of $24 million. These increases were partially offset by decreased interest expense on securitized debt, collateralized by non-Agency RMBS and jumbo prime residential mortgage loans of $12 million and $6 million, respectively, as compared to the same period of 2015. The increased expense on securitized debt, collateralized by seasoned subprime residential mortgage loans is driven by higher liability balance compared to prior period. The increase in non-Agency repurchase agreements interest expense is due to additional non-Agency RMBS pledged as collateral for repurchase financing, as we tend to use longer term repurchase agreements to finance non-agency holdings resulting in a higher interest expense.

Interest expense for GAAP reporting does not include the periodic costs of our derivative hedges, which are reported separately in our GAAP financial statements.

Economic Net Interest Income

Our “Economic net interest income” is a non-GAAP financial measure, that equals interest income, less interest expense and realized losses on our interest rate swaps. Realized losses on our interest rate swaps are the periodic net settlement payments made or received.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Realized gains (losses) on derivatives in our Consolidated Statements of Operations and Comprehensive Income. Interest rate swaps are used to manage the increase in interest paid on repurchase agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing actual interest expense and net interest income. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Net Realized Losses on Interest Rate Swaps	Other (2)	Economic Interest Expense	GAAP Net Interest Income	Net Realized Losses on Interest Rate Swaps	Other (1) (2)	Economic Net Interest Income
For the Quarter Ended September 30, 2016	$250,953	$94,911	$4,595	$—	$99,506	$156,042	$(4,595)	$(105)	$151,342
For the Quarter Ended June 30, 2016	$221,096	$83,227	$8,141	$—	$91,368	$137,869	$(8,141)	$(367)	$129,361
For the Quarter Ended March 31, 2016	$201,194	$62,981	$11,220	$—	$74,201	$138,213	$(11,220)	$(448)	$126,545
For the Quarter Ended December 31, 2015	$201,912	$64,954	$11,673	$—	$76,627	$136,958	$(11,673)	$(13)	$125,272
For the Quarter Ended September 30, 2015	$211,876	$67,910	$11,355	$(2,214)	$77,051	$143,966	$(11,355)	$2,103	$134,714
(1) Primarily interest income on cash and cash equivalents.
(2) Other includes $2 million of deferred financing expenses written off during the quarter ended September 30, 2015.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	September 30, 2016			September 30, 2015
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$3,735,142	$29,482	3.2%	$5,935,743	$42,132	2.8%
Non-Agency RMBS	1,404,995	25,879	7.4%	1,450,827	27,579	7.6%
Non-Agency RMBS transferred to consolidated VIEs	1,267,633	61,272	19.3%	1,527,415	65,028	17.0%
Jumbo Prime securitized residential mortgage loans held for investment	383,916	3,025	3.2%	510,708	3,972	3.1%
Seasoned subprime securitized residential mortgage loans held for investment	8,590,865	131,190	6.1%	4,665,264	73,054	6.3%
Total	$15,382,551	$250,848	6.5%	$14,089,957	$211,765	6.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$3,407,242	$11,606	1.4%	$5,243,274	$18,690	1.4%
Non-Agency repurchase agreements	2,462,140	17,185	2.8%	1,772,806	9,739	2.2%
Securitized debt, collateralized by Non-Agency RMBS	402,657	5,182	5.1%	598,562	9,946	6.6%
Securitized debt, collateralized by jumbo prime residential mortgage loans	287,845	2,288	3.2%	402,407	3,227	3.2%
Securitized debt, collateralized by seasoned subprime residential mortgage loans	7,025,781	63,245	3.6%	3,845,970	35,449	3.7%
Total	$13,585,665	$99,506	2.9%	$11,863,019	$77,051	2.6%

Economic net interest income/net interest rate spread		$151,342	3.6%		$134,714	3.4%

Net interest-earning assets/net interest margin	$1,796,886		3.9%	$2,226,938		3.8%

Ratio of interest-earning assets to interest bearing liabilities	1.13			1.19

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

	For the Nine Months Ended
	September 30, 2016			September 30, 2015
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$4,869,331	$96,517	2.6%	$6,713,571	$154,739	3.1%
Non-Agency RMBS	1,433,403	87,454	8.1%	1,224,947	75,530	8.2%
Non-Agency RMBS transferred to consolidated VIEs	1,343,038	188,393	18.7%	1,583,689	202,096	17.0%
Jumbo Prime securitized residential mortgage loans held for investment	413,273	10,348	3.3%	560,421	18,225	4.3%
Seasoned subprime securitized residential mortgage loans held for investment	6,387,502	289,612	6.0%	4,582,768	219,250	6.4%
Total	$14,446,547	$672,324	6.2%	$14,665,396	$669,840	6.1%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$4,479,616	$48,681	1.4%	$5,945,916	$57,930	1.3%
Non-Agency repurchase agreements	2,263,806	47,657	2.8%	1,466,067	24,017	2.2%
Securitized debt, collateralized by Non-Agency RMBS	456,709	15,101	4.4%	645,086	27,111	5.6%
Securitized debt, collateralized by jumbo prime residential mortgage loans	314,811	7,298	3.1%	450,741	13,725	4.1%
Securitized debt, collateralized by seasoned subprime residential mortgage loans	5,162,346	146,339	3.8%	3,817,215	104,965	3.7%
Total	$12,677,288	$265,076	2.8%	$12,325,025	$227,748	2.5%

Economic net interest income/net interest rate spread		$407,248	3.4%		$442,092	3.6%

Net interest-earning assets/net interest margin	$1,769,259		3.8%	$2,340,371		4.0%

Ratio of interest-earning assets to interest bearing liabilities	1.14			1.19

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income increased by $17 million to $151 million for the quarter ended September 30, 2016 from $135 million for the same period of 2015. Our economic net interest income declined by $35 million to $407 million for the nine months ended September 30, 2016 from $442 million for the same period of 2015. Our net interest rate spread, which equals the yield on our average interest earning assets less the economic average cost of funds, increased by approximately 20 basis points and decreased by 20 basis points, respectively, for the quarter and nine months ended September 30, 2016 as compared to the same period of 2015. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 10 basis points and decreased by 20 basis points for the quarter and nine months ended September 30, 2016 as compared to the same periods of 2015. Average net interest-earning assets decreased by $430 million and $571 million for the quarter and nine months ended September 30, 2016 from the same period of the prior year, primarily as a result of the decrease in our Agency MBS which was partially offset by an increase in our securitized debt and secured loan portfolio. Our net interest margin declined slightly due to an increase in our average cost of funds. The aggregate portfolio has experienced several changes from the same period for the prior year as we have decreased our average Agency RMBS and increased our seasoned subprime securitized loans held for investment as a percentage of the total portfolio.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2016	$13,585,665	$99,506	2.93%	0.51%	1.15%	(0.64)%
For The Quarter Ended June 30, 2016	$12,986,780	$91,368	2.81%	0.40%	0.90%	(0.50)%
For The Quarter Ended March 31, 2016	$11,678,852	$74,201	2.54%	0.43%	0.88%	(0.45)%
For The Quarter Ended December 31, 2015	$11,913,613	$76,627	2.57%	0.25%	0.63%	(0.38)%
For The Quarter Ended September 30, 2015	$11,859,833	$77,051	2.60%	0.20%	0.51%	(0.31)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $1.7 billion for the quarter ended September 30, 2016 as compared to the same period of 2015. Economic interest expense increased by $22 million for the quarter ended September 30, 2016 as compared to the same period of 2015. The increase in average interest-bearing liabilities is primarily a result of the increase in our securitized debt collateralized by seasoned subprime mortgage loans. Our economic interest expense has increased due to increased expenses on securitized debt collateralized by seasoned subprime mortgage loans and non-agency repurchase agreements, which was partially offset by decreased expenses on securitized debt collateralized by non-agency RMBS and Agency repurchase agreements.

Average one-month and six month LIBOR were up 31 basis point and 64 basis points, respectively, during the quarter ended September 30, 2016 as compared to the same period of 2015, contributing to the increase in economic interest expense in addition to increased average debt balances. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $12 million and $18 million for the quarters ended September 30, 2016 and 2015 and $43 million and $53 million for the nine months ended September 30, 2016 and 2015, respectively. Of these amounts, $5 million and $16 million of the OTTI for the quarters ended September 30, 2016 and 2015 and $33 million and $45 million of the OTTI for the nine months ended September 30, 2016 and 2015, respectively, was related to securities included in our consolidated VIEs. As of September 30, 2016, we had 3 non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $1 million for which we did not recognize impairment. We intend to hold these securities until they recover their amortized cost. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

The table below shows a summary of our net gain (loss) on derivative instruments, for the three and nine months ended September 30, 2016 and 2015, respectively.

	For the Quarter Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(4,595)	$(11,355)	$(23,955)	$(35,551)
Realized gain (loss) on derivative instruments, net:
Mortgage Options	—	—	—	443
Treasury Futures	(7,823)	(9,309)	(28,797)	(44,541)
Swaptions	(1,850)	(496)	(5,615)	(353)
Other Derivative Assets	—	—	(567)	(21)
Swaps - Terminations	—	—	(60,616)	(99,703)
Total realized gain (loss) on derivative instruments, net	(9,673)	(9,805)	(95,595)	(144,175)
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	13,395	(55,087)	(36,840)	25,143
Mortgage Options	—	—	—	225
Treasury Futures	12,149	(6,886)	(4,259)	1,909
Swaptions	2,084	(9,567)	(10,283)	(6,734)
Total unrealized gain (loss) on derivative instruments, net:	27,628	(71,540)	(51,382)	20,543
Total gain (loss) on derivative instruments, net	$13,360	$(92,700)	$(170,932)	$(159,183)

There were no swap terminations during the quarters ended September 30, 2016 and 2015. During the nine months ended September 30, 2016, we terminated interest rate swap agreements with a notional value of $3.3 billion at a loss of $61 million. The terminated swaps had original maturities ranging from 2017 to 2034. During the nine months ended September 30, 2015, we terminated interest rate swap agreements with a notional value of $1.2 billion for $100 million.

During the quarters ended September 30, 2016 and 2015, we did not change our Treasury future net positions. During the nine months ended September 30, 2016 and 2015, we decreased our Treasury Futures positions by $133 million and $390 million of notional value.

Changes in our derivative positions were a result of changes in the portfolio composition and changes in interest rates.

During the quarter ended September 30, 2016, we recognized total net gains on derivatives of $13 million compared to net losses of $93 million for the same period of 2015. For the nine months ended September 30, 2016, we recognized net losses on derivatives of $171 million compared to net losses of $159 million for the same period of 2015. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures and mortgage options. The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the received floating leg of these same swaps, resulting in a net payment on the periodic settlement of the swaps during the year.

We also incurred realized losses of $8 million and $9 million for the quarters ended September 30, 2016 and 2015, respectively, and realized losses of $29 million and $45 million on our treasury futures for the nine months ended September 30, 2016 and 2015, respectively, as interest rates declined during those periods, the futures prices increased resulting in realized losses on our short futures positions.

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

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters ended September 30, 2016 and 2015 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the consolidated statements of operations and comprehensive income. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to decline in our swap portfolio balance.

Treasury futures are not included in our economic interest expense and economic net interest income. We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio. As we identify opportunities in the mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities. We had no mortgage options as of September 30, 2016 and 2015. For the nine months ended September 30, 2015 we had $443 thousand of realized gains on our mortgage options.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected the fair value option with changes in fair value reflected in earnings for our IO RMBS securities, certain Non-Agency RMBS securities which receive residual cash flows, securitized loans held for investment, and the related financing for the securitized loans consolidated as a VIE in our statement of financial condition. The table below shows the unpaid principal, fair value and impact of change in fair value on each of these financial instruments:

	As of		As of
	September 30, 2016		September 30, 2015
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
IO RMBS securities	$9,478,056	$462,113	$12,564,520	$535,392
Non-Agency RMBS securities	N/A	$20,671	N/A	23,908
Securitized loans held for investment, at fair value	9,030,908	8,909,037	5,353,694	5,281,652
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	7,334,475	7,191,462	4,364,174	4,221,295
Total	$25,843,439	$16,583,283	$22,282,388	$10,062,247

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value
Assets:
IO RMBS securities	$3,157	$(8,431)	$26,049	$(5,445)
Non-Agency RMBS securities	$8,257	$2,546	$7,551	$(749)
Securitized loans held for investment, at fair value	68,508	(37,575)	113,646	(55,664)
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	(46,923)	2,505	(67,029)	(26,782)
Total	$32,999	$(40,955)	$80,217	$(88,640)

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

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

For the quarters ended September 30, 2016 and 2015, we had net realized gains of $3 million and $4 million on sales of investments, respectively. For the nine months ended September 30, 2016 and 2015, net realized gains on sales of investments were $7 million and $43 million, respectively. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statement of Operations and Comprehensive Income as a loss on extinguishment of debt.

During the quarter ended September 30, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $4 million for $4 million. This transaction resulted in a net loss on the extinguishment of debt of $45 thousand. During the first quarter of 2016, the Company acquired securitized debt collateralized by seasoned subprime mortgage loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million.

During the third quarter of 2015, the company called $516 million of securitized debt collateralized by subprime residential mortgage loans at par for cash payments of $508 million, resulting in a gain on extinguishment of debt of $8 million. During the nine months ended September 30, 2015, the company called $752 million of securitized debt collateralized by subprime residential mortgage loans on-agency RMBS at par for cash payments of $739 million, resulting in a gain on extinguishment of debt of $13 million. During the third quarter of 2015, the company also purchased $107 million of securitized debt collateralized by subprime residential mortgage loans for a cash payment of $135 million resulting in a loss on extinguishment of debt of $28 million.

Compensation, General and Administrative Expenses, Deal Expenses and Management Fees

The table below shows our total compensation and benefit expense, general and administrative, or G&A, expenses, deal expenses and management fees as compared to average total assets and average equity for the periods presented.

	Total Net Management Fee, Compensation and Other Expenses	Total Net Management Fee, Compensation and Other Expenses/Average Assets	Total Net Management Fee, Compensation and Other Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2016	$11,243	0.26%	1.50%
For The Quarter Ended June 30, 2016	$24,214	0.59%	3.30%
For The Quarter Ended March 31, 2016	$9,725	0.25%	1.33%
For The Quarter Ended December 31, 2015	$18,600	0.48%	2.45%
For The Quarter Ended September 30, 2015	$17,863	0.45%	2.18%

In connection with the Internalization and the termination of the Management Agreement with our former manager, we became internally managed and hired employees.  Thus, as of August 5, 2015, we began to incur compensation and benefits costs.  Compensation and benefits costs have effectively replaced the management fee as the cost to operate our business. Compensation and benefit costs for the quarter and nine months ended September 30, 2016 were $7 million and $19 million, respectively.

G&A expenses for the quarter ended September 30, 2016 and 2015 were approximately $4 million and $9 million, respectively. For the nine months ended September 30, 2016 and 2015 such expenses were approximately $13 million and $22 million, respectively. The G&A expenses primarily comprised of auditing fees, market data and research, consulting fees, software, legal and rent expenses. We did not incur any deal expenses for the quarter ended September 30, 2016, compared to $13 million for the nine months ended September 30, 2016, related to the securitization of our seasoned subprime mortgage pools. For the quarter and nine months ended September 30, 2015 the deal expenses were $2 million and $5 million, respectively.

We did not incur any management fees during the quarter and nine months ended September 30, 2016, due to the Internalization. During the quarter and nine months ended September 30, 2015, management fees incurred net of expense recoveries was $3 million and $18 million, respectively.

Servicing Fees

Servicing fees paid by our consolidated VIEs were approximately $10 million and $6 million for the quarters ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, these servicing fees were approximately $23 million and $19 million, respectively. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The increase in servicing fees for the period ended September 30, 2016 was driven by the creation of additional securitizations in second quarter of 2016. The servicing fees range from 25 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarters Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(dollars in thousands, except per share data)
GAAP Net income	$172,817	$74,127	$83,098	$115,380	$(48,259)
Adjustments:
Net other-than-temporary credit impairment losses	11,574	20,955	10,678	14,696	17,832
Net unrealized (gains) losses on derivatives	(27,628)	(22,100)	101,110	(46,842)	71,540
Net unrealized (gains) losses on financial instruments at fair value	(32,999)	(30,347)	(16,871)	69,793	40,955
Net realized (gains) losses on sales of investments	(3,079)	(6,631)	2,674	(34,285)	(3,539)
(Gains) losses on extinguishment of debt	45	—	1,766	(8,906)	19,915
Realized (gains) losses on terminations of interest rate swaps	—	60,158	458	(754)	—
Net realized (gains) losses on Futures (1)	7,823	(635)	21,609	(9,018)	9,309
Total other (gains) losses	—	—	—	256	—
Other income	—	—	(95,000)	—	—
Core Earnings	$128,553	$95,527	$109,522	$100,320	$107,753

GAAP net income per basic common share	$0.92	$0.39	$0.44	$0.61	$(0.24)
Core earnings per basic common share(2)	$0.68	$0.51	$0.58	$0.53	$0.54

(1) Included in net realized gains (losses) on derivatives in the Consolidated Statement of Operations.
(2) We note that core and taxable earnings will typically differ, and may materially differ, due to differences on realized gains and losses on investments and related hedges, credit loss recognition, timing differences in premium amortization, accretion of discounts, equity compensation and other items.

Our core earnings for the quarter ended September 30, 2016 were $129 million or $0.68 per average basic common share, compared to $108 million or $0.54 per average basic common share for the quarter ended September 30, 2015. Core earnings increased for the quarter ended September 30, 2016 as compared to the same period of 2015 as a result of increase in net interest income and a decrease in expenses.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For The Quarter Ended September 30, 2016	23.04%	20.18%	17.14%
For The Quarter Ended June 30, 2016	10.09%	17.61%	13.00%
For The Quarter Ended March 31, 2016	11.34%	17.28%	14.95%
For The Quarter Ended December 31, 2015	15.22%	16.52%	13.23%
For The Quarter Ended September 30, 2015	(5.89)%	16.43%	13.14%

For The Year Ended December 31, 2015	7.52%	17.12%	14.20%
For The Year Ended December 31, 2014	16.99%	14.06%	12.70%
* Includes effect of realized losses on interest rate swaps.

Return on average equity increased by 2,893 basis points for the quarter ended September 30, 2016 as compared to the same period of 2015. This was primarily due to an increase in our net income by $221 million to $173 million for the quarter ended September 30, 2016 as compared to a loss of $48 million, for the quarter ended September 30, 2015. Economic net interest income as a percentage of average equity increased by 375 basis points and core earnings as a percentage of average equity increased by 400 basis points for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. This was primarily driven by the allocation of the Company's portfolio from Agency RMBS to seasoned subprime loans.

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

For re-securitized RMBS transactions and loan securitizations, we present the assets transferred into the consolidated trusts in our Consolidated Statements of Financial Condition as Non-Agency or Securitized loans held for investment. RMBS sold from the consolidated trusts are presented as liabilities in our Consolidated Statements of Financial Condition as Securitized debt, collateralized by Non-Agency RMBS and Securitized debt, collateralized by loans held for investment. We have presented the assets we transferred to the trusts for the calculation of GAAP book value at fair value and recorded the corresponding liability for the notes or certificates sold to third parties at amortized cost or fair value. Fair value adjustments that are not credit related are recorded in other comprehensive income. Credit related impairments are deemed other-than-temporary and are recorded in earnings.

Because we are unable to dispose of, monetize or pledge the RMBS or loans we transferred into the trusts, we also present our estimated economic book value. In contrast to GAAP book value, our estimated economic book value considers only the assets we own or are able to dispose of, pledge, or otherwise monetize. Accordingly, our estimated economic book value does not include assets or liabilities for which we have no direct ownership, specifically the assets of the securitization and re-securitization trusts or RMBS from the consolidated trusts that were sold to third parties.

At September 30, 2016, the difference between GAAP book value and estimated economic book value was $240 million, or $1.28 per share. At December 31, 2015, the difference between GAAP book value and estimated economic book value was $196 million, or $1.05 per share. This difference is primarily driven by the value of the RMBS assets we have retained in these re-securitization transactions as compared to the value of consolidated loans and securities net of RMBS assets sold, but treated as a secured financing on the statement of financial condition. In these re-securitization transactions, we have generally retained the subordinated, typically non-rated, first loss notes or certificates issued by the securitization trusts. These securities are complex, typically locked out as to principal repayment, relatively illiquid, and do not necessarily appreciate or depreciate in tandem with the broader Non-Agency RMBS market or with the loans or securities owned by the trusts. As the senior securities pay off, we expect the difference between our economic and our GAAP book value to decrease. The tables below present the adjustments to GAAP book value that we believe are necessary to adequately reflect our calculation of estimated economic book value as of September 30, 2016 and December 31, 2015.

September 30, 2016
(dollars in thousands, except per share data)
GAAP Book Value	$3,036,800
GAAP Book Value per Share	$16.18

Economic Adjustments:
Assets of Consolidated VIEs	(10,816,733)
Non-Recourse Liabilities of Consolidated VIEs	7,572,177
Interests in VIEs eliminated in consolidation	3,004,546

Total Adjustments - Net	(240,010)
Total Adjustments - Net (per share)	(1.28)

Economic Book Value	$2,796,790
Economic Book Value per Share	$14.90

December 31, 2015
(dollars in thousands, except per share data)
GAAP Book Value	$2,946,188
GAAP Book Value per Share	$15.70

Economic Adjustments:
Assets of Consolidated VIEs	(6,908,910)
Non-Recourse Liabilities of Consolidated VIEs	4,249,911
Interests in VIEs eliminated in consolidation	2,462,713

Total Adjustments - Net	(196,286)
Total Adjustments - Net (per share)	(1.05)

Economic Book Value	$2,749,902
Economic Book Value per Share	$14.65

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

Portfolio Review

During the nine months ended September 30, 2016, on an aggregate basis, we purchased $5.7 billion of assets, sold $2.7 billion of invested assets, and received $1.6 billion million in principal payments related to our Agency, Non-Agency RMBS and Securitized Loans portfolio.

The following table summarizes certain characteristics of our portfolio at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Interest earning assets at period-end (1)	$16,708,822	$14,959,081
Interest bearing liabilities at period-end	$13,389,696	$11,689,250
GAAP Leverage at period-end	4.4:1	4.0:1
GAAP Leverage at period-end (recourse)	1.9:1	2.5:1
Economic Leverage at period-end (recourse)	2.1:1	2.7:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	8.9%	10.4%
Senior	3.9%	4.7%
Senior, interest only	1.9%	1.9%
Subordinated	3.0%	3.7%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	7.9%	10.1%
Agency MBS	27.2%	46.0%
Residential	17.9%	37.2%
Commercial	8.3%	6.8%
Interest-only	1.0%	2.0%
Securitized loans held for investment	56.0%	33.5%
Fixed-rate percentage of portfolio	88.0%	84.7%
Adjustable-rate percentage of portfolio	12.0%	15.3%
Annualized yield on average interest earning assets for the periods ended	6.2%	6.0%
Annualized cost of funds on average borrowed funds for the periods ended (2)	2.8%	2.5%
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

The following table presents details of each asset class in our portfolio at September 30, 2016 and December 31, 2015. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$899,853	$68.23	$75.89	2.8%	7.3%	13.0%	12.7%	22.4%	54.5%	9.4%	$4,321
Senior, interest only	$5,700,358	$5.28	$5.02	2.0%	11.6%	13.6%	13.3%	18.5%	54.9%	0.0%	$—
Subordinated	$668,946	$69.83	$81.74	3.4%	10.3%	13.0%	13.7%	15.8%	49.0%	16.2%	$4,686
Subordinated, interest only	$269,868	$5.26	$5.00	1.1%	12.0%	10.4%	10.8%	12.7%	44.6%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,441,708	$50.78	$78.13	4.5%	21.1%	14.8%	13.0%	19.1%	56.5%	1.4%	$18,268
Agency Mortgage-Backed Securities
Residential	$2,672,093	$105.20	$107.09	3.9%	2.7%	18.5%	13.5%	0.2%	N/A	N/A	$—
Commercial	$1,273,235	$102.61	$105.56	3.6%	2.9%	0.1%	0.1%	2.5%	N/A	N/A	$—
Interest-only	$3,474,731	$4.71	$4.52	0.9%	3.8%	8.3%	6.6%	0.4%	N/A	N/A	$—
Securitized loans	$9,030,908	$97.30	$98.79	6.8%	6.1%	11.7%	10.4%	2.5%	46.2%	N/A	$30,097
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$947,992	$69.97	$72.97	2.0%	5.1%	11.8%	11.5%	26.2%	57.8%	10.5%	$4,531
Senior, interest only	$5,388,159	$4.93	$4.23	1.6%	12.5%	13.7%	13.6%	19.5%	54.9%	0.0%	$—
Subordinated	$762,466	$69.25	$79.26	3.2%	8.8%	11.5%	14.7%	15.5%	54.5%	14.6%	$3,572
Subordinated, interest only	$284,931	$5.34	$3.95	1.2%	10.9%	9.7%	11.3%	14.5%	43.0%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,741,748	$52.47	$78.07	4.5%	17.7%	12.4%	11.9%	19.9%	61.6%	1.2%	$33,677
Agency Mortgage-Backed Securities
Residential	$5,045,418	$105.07	$104.41	3.7%	2.8%	8.5%	17.0%	0.1%	N/A	N/A	$—
Commercial	$952,091	$102.27	$102.28	3.4%	3.0%	0.8%	3.1%	0.0%	N/A	N/A	$—
Interest-only	$6,722,472	$4.17	$4.06	0.8%	3.4%	6.3%	9.9%	0.2%	N/A	N/A	$—
Securitized loans	$4,787,918	$99.54	$100.15	6.6%	5.8%	8.9%	9.2%	3.8%	58.0%	N/A	$11,822
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

	For the Quarters Ended
Accretable Discount	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(dollars in thousands)
Balance, beginning of period	$917,953	$920,434	$954,448	$1,003,385	$1,035,492
Accretion of discount	(44,455)	(42,297)	(45,481)	(43,520)	(41,498)
Purchases	8,959	5,601	191	1,845	6,194
Sales and deconsolidation	(14,386)	(20,590)	—	(35,144)	(22,645)
Transfers from/(to) credit reserve, net	13,178	54,805	11,276	27,882	25,842
Balance, end of period	$881,249	$917,953	$920,434	$954,448	$1,003,385

	For the Quarters Ended
Non-Accretable Difference	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(dollars in thousands)
Balance, beginning of period	$820,737	$836,437	$837,718	$879,440	$1,001,560
Principal Writedowns	(27,274)	5,711	(26,672)	(27,064)	(32,587)
Purchases	3,594	18,548	25,989	27,855	13,279
Sales and deconsolidation	(1,757)	(6,109)	—	(29,347)	(94,802)
Net other-than-temporary credit impairment losses	11,574	20,955	10,678	14,716	17,832
Transfers to/(from) credit reserve, net	(13,178)	(54,805)	(11,276)	(27,882)	(25,842)
Balance, end of period	$793,696	$820,737	$836,437	$837,718	$879,440

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

We also expect to meet our short term liquidity needs by relying on the cash flows generated by our investments. These cash flows are primarily comprised of monthly principal and interest payments received on our investments. We may also sell our investments and utilize those proceeds to meet our short term liquidity needs or enter into non-recourse financing of our assets through sales of securities to third parties of loan securitizations or RMBS re-securitization transactions.

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

Current Period

We held cash and cash equivalents of approximately $157 million and $114 million at September 30, 2016 and December 31, 2015, respectively. As a result of our operating, investing and financing activities described above, our cash position increased by $43 million from December 31, 2015 to September 30, 2016.

Our operating activities provided net cash of approximately $264 million and $254 million for the nine months ended September 30, 2016 and 2015, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. For the nine months ended September 30, 2016 and 2015, interest received net of interest paid was $425 million and $471 million, respectively. This cash received was offset in part by payments on derivatives of $61 million and $100 million, for termination of swaps for the nine months ended September 30, 2016 and 2015, respectively.

Our investing activities used cash of $1.5 billion and provided cash of $2.0 billion for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, we purchased investments of $5.7 billion, primarily securitized loans held for investments. This cash used was offset in part by cash received on sales of investments of $2.7 billion, primarily Agency RMBS, and principal repayments of $1.6 billion. During the nine months ended September 30, 2015 we purchased investments of $4.5 billion, primarily Agency RMBS. This use of cash was offset during the period from sales of investments of $4.9 billion and principal repayments of $1.7 billion during the first nine months of 2015. The purchases and sales activity was primarily due to our re-balancing of our Agency portfolio to maximize spread income and provide liquidity for purchases of seasoned subprime mortgage loan pools and non-Agency RMBS.

Our financing activities provided cash of $1.3 billion, and used cash of $2.3 billion for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, we received cash of $4.2 billion on debt issuance. This cash provided was offset in part by net proceeds paid on repurchase agreements of $1.6 billion, repayment of principal on our securitized debt of $921 million, and dividends paid of $364 million. During the nine months ended September 30, 2015, we paid net proceeds of $1.3 billion on our repurchase agreements. We also repaid principal of our securitized debt of $1.6 million and paid dividends of $290 million. During the third quarter of 2015, we also paid $213 million to acquire common stock outstanding. These uses of cash were offset, in part, by receipt of cash on debt issuance of $1.1 billion.

Our economic recourse leverage is 2.1:1 and 2.7:1for the period ended September 30, 2016 and the year ended December 31, 2015, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our economic net equity calculated as a part of our economic book value. The decrease in economic recourse leverage is driven by the sale of higher leverage agency positions to acquire residential mortgage loans.

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

At September 30, 2016 and December 31, 2015 the remaining maturities on our RMBS repurchase agreements were as follows.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	2,856,171	3,312,902
30 to 59 days	432,336	2,501,513
60 to 89 days	920,977	246,970
90 to 119 days	842,876	430,026
Greater than or equal to 120 days	765,159	947,928
Total	$5,817,519	$7,439,339

Average days to maturity	72 Days	77 Days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At September 30, 2016, and December 31, 2015, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.5% and 5.3%, respectively. At September 30, 2016, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS was 32.6% compared to 32.9% at December 31, 2015. At September 30, 2016, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.81% and 2.76%, respectively. At December 31, 2015, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.64% and 2.44%, respectively.

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

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. Our average repurchase agreement balance for the quarter ended September 30, 2016 decreased compared to our average repurchase agreement balance for the quarter ended September 30, 2015 due to lower borrowings related to our Agency portfolio. We continue to deploy capital for strategic purchases of investments.

	Average Repurchase Balance	Repurchase Balance at Period End
Period	(dollars in thousands)
Quarter End September 30, 2016	$5,869,382	$5,817,519
Quarter End June 30, 2016	$6,863,960	$5,856,263
Quarter End March 31, 2016	$7,496,925	$7,545,631
Quarter End December 31, 2015	$7,392,083	$7,439,339
Quarter End September 30, 2015	$7,016,080	$7,150,821

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2016 and December 31, 2015, the carrying value of our total debt was approximately $13.4 billion and $11.7 billion, respectively, which represented a debt-to-equity ratio for both periods of approximately 4.4:1 and 4.0:1, respectively. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

At September 30, 2016, we had repurchase agreements with 24 counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring all our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of September 30, 2016 and December 31, 2015, we had $7.3 billion and $8.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from 14 to 728 days and a weighted average original maturity of 126 days. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at September 30, 2016 range from 3 years to 18 years and have a weighted average maturity of approximately 8 years. We use these interest rate derivatives to protect the portfolio from short term changes in interest rates. We currently have one swap counterparty. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of September 30, 2016, we have posted $131 million of cash as collateral to our swap counterparty. We have four swaption counterparties and we have posted $12 million of securities as collateral to our swaption counterparties. We have two futures counterparties, and we have posted $10 million of cash as a collateral to our futures counterparties.

Secured Debt Financing Transactions

During the first quarter of 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the nine months ended September 30, 2016. Additionally, during the nine months ended September 30, 2016, we issued new debt, collateralized by these same loans held for investment, with an unpaid principal balance of $100 million for $98 million.

During the second quarter of 2016, we acquired controlling interests in several trusts collateralized by seasoned residential subprime mortgage loans. As we held the controlling interest, we consolidated the assets and liabilities, increasing our investments in mortgage loans by $5.0 billion and secured debt by $4.2 billion. The investment was financed through a combination of cash raised from sale of investments, securitized financing and additional repurchase agreements.

During the quarter ended September 30, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $4 million for $4 million. This transaction resulted in a net loss on the extinguishment of debt of $45 thousand. This loss is reflected in earnings for the quarter and nine months ended September 30, 2016.

During the third quarter of 2015, we called securitized debt, collateralized by loans held for investment with an unpaid principal balance of $508 million at par. Additionally, during the quarter, we issued new debt, collateralized by these same loans held for investment, with an unpaid principal balance of $521 million for $515 million. During the nine months ended September 30, 2015, we called securitized debt, collateralized by loans held for investment with an unpaid principal balance of $739 million at par. Additionally, during the nine months ended September 30, 2015, we issued new debt, collateralized by these same loans held for investment, with an unpaid principal balance of $798 million for a proceeds of $791 million.

Also, during the third quarter of 2015, we purchased outstanding debt with an unpaid principal amount of $155 million for $135 million. This outstanding debt acquired is part of a securitization vehicle which has a call date in 2016.

Subsequent to September 30, 2016, the Company exercised its call option to retire securitized debt, collateralized by loans held for investment with an unpaid principal amount of $563 million at par.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or interest rate swaps with 6 counterparties as of September 30, 2016 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at September 30, 2016:

September 30, 2016

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	2	$150,330	$(84,451)	$31,409	0.18%
Netherlands	1	181,440	—	9,524	0.06%
Switzerland	1	892,618	—	476,528	2.78%
United Kingdom	2	208,654	—	21,855	0.13%
Total	6	$1,433,042	$(84,451)	$539,316	3.15%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At September 30, 2016, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

Other than as discussed below under “Restricted Stock Grants,” we did not issue any shares during the quarters ended September 30, 2016 and 2015. During the quarters ended September 30, 2016 and 2015, the Company declared dividends to common shareholders of $0.48 per share to common shareholders totaling $91 million, respectively. During the nine months ended September 30, 2016, the Company declared regular dividends to common shareholders totaling $271 million, or $1.44 per share, and a special dividend of $94 million, or $0.50 per share. For the nine months ended September 30, 2015, the Company declared dividends to common shareholders totaling $289 million, or $1.44 per share.

Subsequent to September 30, 2016, the Company sold 5,800,000 shares of 8.00% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a public offering price of $25.00 per share. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing in October, 2021, subject to the Company’s right, under limited circumstances, to redeem the Series A Preferred Stock prior to that date. The Series A Preferred Stock is entitled to receive a dividend at a rate of 8.0% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. This transaction was completed in October, 2016, pursuant to which we received proceeds, net of offering costs, of $140 million.

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

At September 30, 2016 and December 31, 2015, there were approximately 484,870 and 71,000 unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2016 and December 31, 2015. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

September 30, 2016
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$5,710,794	$106,725	$—	$—	$5,817,519
Securitized debt, collateralized by Non-Agency RMBS	118,371	98,894	30,361	32,158	279,784
Securitized debt at fair value, collateralized by loans held for investment	1,174,427	1,917,720	1,497,626	2,646,354	7,236,127
Interest expense on RMBS repurchase agreements (1)	22,659	1,030	—	—	23,689
Interest expense on securitized debt (1)	301,901	504,071	365,440	675,037	1,846,449
Total	$7,328,152	$2,628,440	$1,893,427	$3,353,549	$15,203,568
(1) Interest is based on variable rates in effect as of September 30, 2016.

December 31, 2015
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$7,180,496	$258,841	$—	$—	$7,439,337
Securitized debt, collateralized by Non-Agency RMBS	137,642	178,191	60,872	52,280	428,985
Securitized debt at fair value, collateralized by loans held for investment	591,171	941,704	734,291	1,502,663	3,769,829
Interest expense on RMBS repurchase agreements (1)	24,974	2,099	—	—	27,073
Interest expense on securitized debt (1)	144,515	263,056	221,412	466,405	1,095,388
Total	$8,078,798	$1,643,891	$1,016,575	$2,021,348	$12,760,612
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

Capital Expenditure Requirements

At September 30, 2016 and December 31, 2015, we had no material commitments for capital expenditures.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2016 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	September 30, 2016
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	(23.06)%	0.33%
-50 Basis Points	(12.71)%	0.26%
Base Interest Rate	—	—
+50 Basis Points	11.93%	(0.55)%
+100 Basis Points	20.56%	(1.39)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2016. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2016
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$432,463	$1,451,922	$114	$14,836,659	$16,721,158
Cash equivalents	156,608	—	—	—	156,608
Total rate sensitive assets	$589,071	$1,451,922	$114	$14,836,659	$16,877,766

Rate sensitive liabilities	7,346,689	6,033,696	1,686	—	13,382,071
Interest rate sensitivity gap	$(6,757,618)	$(4,581,774)	$(1,572)	$14,836,659	$3,495,695

Cumulative rate sensitivity gap	$(6,757,618)	$(11,339,392)	$(11,340,964)	$3,495,695

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(40)%	(67)%	(67)%	21%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third quarter of 2016.

PART II. Other Information

Item 1. Legal Proceedings

None.

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

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference).

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference).

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference).

3.5
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference).

3.6
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 12, 2016).

3.7	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on October 23, 2015 and incorporated herein by reference).
4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference).

4.2	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 12, 2016).
31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Colligan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: November 3, 2016

	By:	/s/ Robert Colligan
Robert Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: November 3, 2016