Form 10-K
period 2016-12-31
CHIMERA INVESTMENT CORP
filed 2017-02-21
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER:  1-33796

CHIMERA INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

MARYLAND	26-0630461
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

520 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 626-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐

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
Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No  ☑

At June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,929,087,048 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2017 was 187,739,676.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

CHIMERA INVESTMENT CORPORATION

2016 FORM 10-K

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to Chimera Investment Corporation and its subsidiaries unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this Annual Report on Form 10-K: Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by an Agency; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency.

PART I
Item 1.    Business

The Company

We are a publicly traded real estate investment trust, or REIT, that is primarily engaged in the business of investing, on a leveraged basis, in a diversified portfolio of mortgage assets, including Agency RMBS, Non-Agency RMBS, Agency CMBS, residential mortgage loans, and real estate related securities.  We were incorporated in Maryland on June 1, 2007 and commenced operations on November 21, 2007.  We invest, either directly or indirectly through our subsidiaries, in RMBS, residential mortgage loans, Agency CMBS, commercial mortgage loans, real estate-related securities and various other asset classes.  We have elected and believe that we are organized and have operated in a manner that enables us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.  As a REIT, we generally are not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. To ensure we qualify as a REIT, no person may own more than 9.8% of the outstanding shares of any class or series of our capital stock, which includes our common stock and preferred stock, unless our Board of Directors waives this limitation.

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

Business Overview

Currently, we focus our investment activities primarily on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS, and on acquiring residential mortgage loans. At December 31, 2016, based on the amortized cost balance of our interest earning assets, approximately 28% of our investment portfolio was Agency MBS, 16% of our investment portfolio was Non-Agency RMBS, and 56% of our investment portfolio was securitized residential mortgage loans. At December 31, 2015, based on the amortized cost balance of our interest earning assets, approximately 46% of our investment portfolio was Agency MBS, 20% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans. As discussed in “Management's Discussion and Analysis,” the change in the composition of our assets during 2016 relates primarily to the decrease in our Agency MBS assets to reduce interest rate exposure in our Agency portfolio.

We have engaged in transactions with residential mortgage operations of leading banks, non-bank financial institution, and the Agencies in which we identified and performed due diligence on residential mortgage loans owned by such entities to assess credit risk, and purchased and securitized such residential mortgage loans. We also have, and may in future, re-securitize Non-Agency RMBS and sell the resulting senior RMBS and retain the mezzanine and subordinate RMBS in transactions that are treated as financing for accounting purposes.

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

We invest in investment grade and non-investment grade RMBS.  We evaluate certain credit characteristics of these types of securities, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime caps, weighted-average loan-to-value and weighted-average Fair Isaac Corporation (“FICO”) score.  Qualifying securities are then analyzed using base line expectations of expected prepayments and loss severities, the current state of the fixed-income market and the broader economy in general.  Losses and prepayments are stressed simultaneously based on a credit risk-based model.  Securities in this portfolio are monitored for variance from expected prepayments, severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments.

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

We have invested in and intend to continue to invest in RMBS which are typically pass-through certificates created by the securitization of a pool of mortgage loans that are collateralized by residential real estate properties. The securitization process is typically governed by one or more of the rating agencies, including Fitch Ratings, Moody’s Investors Service, Standard & Poor’s and DBRS Limited, which determine the respective bond class sizes, generally based on a sequential payment structure.  Bonds that are rated from AAA to BBB by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class or are unrated are considered “below-investment grade” or “non-investment grade.”  The respective bond class sizes are determined based on the review of the underlying collateral by the rating agencies.  The payments received from the underlying loans are used to make the payments on the RMBS.  Based on the sequential payment priority, the risk of nonpayment for the investment grade RMBS is lower than the risk of nonpayment for the non-investment grade bonds.  Accordingly, the investment grade class is typically sold at a lower yield compared to the non-investment grade or unrated classes which are sold at higher yields.

Residential Mortgage Loans

We have invested in and may in the future invest in residential mortgage loans (mortgage loans secured by residential real property) primarily through direct and secondary market purchases from banks, non-bank financial institutions, and the Agencies.   We expect these loans to be secured primarily by residential properties in the United States.

The residential mortgage loans in which we have previously invested were primarily purchased in the secondary market and were not underwritten to our specifications.   We or a third party performed an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the mortgage.  Depending on the size of the loans, we may not have reviewed all of the loans in a pool, but rather selected loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk.  Additionally, before the purchase of loans, we obtained representations and warranties from each seller with respect to the mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property.  A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us.  As added security, we used the services of a third-party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping.

We currently do not intend to establish a loan origination or loan servicing platform. We acquire loans originated by third parties and we retain highly-rated servicers to service any mortgage loan portfolio we acquire.  We have previously purchased certain residential mortgage loans on a servicing-retained basis, which means the sellers of the loan retained the right to service the loans.  In the future, however, we may decide to originate mortgage loans or other types of financing, and we may elect to service mortgage loans and other types of assets.

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

Agency CMBS

The Agency CMBS we acquire are Ginnie Mae Construction Loan Certificates (“CLCs”) and the resulting project loan certificates (“PLCs”) when the construction project is complete.  Each CLC is backed by a single multifamily property or health care facility.   The investor in the CLC is committed to fund the full amount of the project; however, actual funding generally occurs monthly as construction progresses on the property and only after each construction advance is insured by the FHA and issued by Ginnie Mae.  The principal balance of the CLC increases as payments by the investor fund each construction advance.  Each Ginnie Mae approved mortgage originator must provide the agency with supporting documentation regarding advances and disbursements before each construction advance is issued by Ginnie Mae.  We also review this documentation prior to funding each Ginnie Mae guaranteed advance.  Upon completion of the construction project the CLC is replaced with a

PLC.   Ginnie Mae guarantees the timely payment of principal and interest on each CLC and PLC.  This obligation is backed by the full faith and credit of the United States.

As the holder of a CLC, we generally receive monthly payments of interest equal to a pro rata share of the interest payments on the underlying mortgage loan, less applicable servicing and guaranty fees.  Ginnie Mae CLCs pay interest only during construction, and so there are no payments of principal.  As a holder of a PLC, we generally receive monthly payments of principal and interest equal to the aggregate amount of the scheduled monthly principal and interest payments on the mortgage loans underlying that PLC, less applicable servicing and guaranty fees. In addition, such payments will include any prepayments and other unscheduled recoveries of principal of, and any prepayment penalties on, an underlying mortgage loan to the extent received by the Ginnie Mae Issuer during the month preceding the month of the payment.  The mortgage loans underlying the PLCs generally contain a lock-out and prepayment penalty period of 10 years during which the related borrower must pay a prepayment penalty equal to a specified percentage of the principal amount of the mortgage loan in connection with voluntary and certain involuntary prepayments.  Ginnie Mae does not guaranty the payment of prepayment penalties.

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2016 and 2015, our ratio of debt-to-equity was 4.1:1 and 4.0:1, respectively.  For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of repurchase agreements and securitized debt.

Subject to maintaining our qualification as a REIT, we may use a number of sources to finance our investments, including the following:

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

We may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets. Our interest rate management techniques may include:

•	puts and calls on securities or indices of securities;

•	Eurodollar futures contracts and options on such contracts;

•	interest rate caps, swaps and swaptions;

•	U.S. Treasury futures, forward contracts, other derivative contracts and options on U.S. Treasury securities; and

•	other similar transactions.

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

Employees

As at December 31, 2016, we had 38 employees, all of whom were full-time. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

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

Available Information

Our investor relations website is www.chimerareit.com.  We make available on the website under "Investor - Filings & Reports," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports that we file with the Securities and Exchange Commission, or SEC, (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of or incorporated by reference into this Annual Report on Form 10-K.  All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2016 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Associated With Our Investments and Our Operations

The mortgage loans we invest in and the mortgage loans underlying the mortgage-backed and asset-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

We own assets secured by real estate and may own real estate directly in the future, either through direct investments or upon a default of mortgage loans. Real estate investments are subject to various risks as addressed below.

Residential Mortgage Loans and RMBS

Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a residential mortgage loan is dependent upon the income or assets of the borrower. A number of factors, including an adverse changes in national, regional or local economic conditions, acts of God (including earthquakes, hurricanes, floods and other natural disasters, that may result in uninsured losses), acts of war or terrorism, social unrest and civil disturbances, and changes in governmental laws or regulations and fiscal policies, may impair borrowers’ abilities to repay their loans. In addition, we invest in Non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest is not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government.

Because RMBS evidence interests in or are secured by pools of residential mortgage loans, the RMBS in which we invest are subject to all of the risks of the underlying residential mortgage loan.

Commercial Mortgage Loans and CMBS

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans secured by single-family residential property discussed above. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God (including earthquakes, hurricanes, floods and other natural disasters, that may result in uninsured losses), acts of war or terrorism, social unrest and civil disturbances.

Because CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans the CMBS in which we invest are subject to all of the risks of the underlying mortgage loans.

Mortgage Loans and MBS

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

We have significant credit risk, especially on Non-Agency RMBS, in certain geographic areas and may be disproportionately affected by adverse events specific to those markets.

We are not required to observe specific diversification criteria.  A significant number of the mortgage loans underlying our RMBS may be concentrated in certain geographic areas. For example, at December 31, 2016, 51% of our Non-Agency RMBS portfolio was concentrated in California, Florida, New York and New Jersey, of which 32%, was in California and 19% was in Florida, New York and New Jersey. Any event that adversely affects or any material decline in the economy or real estate market in these states could have a disproportionately adverse effect on our Non-Agency RMBS portfolio and could cause a decline in the value of residential properties securing the mortgages. This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency RMBS in such area, which could materially adversely affect our credit loss experience on our Non-Agency RMBS in such area.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood) or a significant adverse climate change in one of these regions may cause a sudden decrease in the value of real estate, reduce the value of the properties that are securing the mortgage loans underlying our Non-Agency RMBS, and could impair a borrower’s ability to repay their mortgage loan. As a result of such disasters, defaults and credit loss severities could increase on the pool of mortgages securing our Non-Agency RMBS which, unlike Agency RMBS, are not guaranteed as to principal or interest by the U.S. Government, any federal agency or federally chartered corporation.

We leverage our investments, which may cause margin calls and defaults that would adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

We leverage our investments through borrowings, generally through the use of repurchase agreements, warehouse facilities, credit facilities and securitizations. Under such arrangements, we are not required to maintain any specific debt-to-equity ratio. The amount of leverage we incur varies depending on the asset type, our ability to obtain borrowings, the lenders’ and rating agencies’ estimates of the stability of the investments’ cash flow, and our assessment of the appropriate amount of leverage for the particular assets we are funding. Under some of our credit facilities, we may be required to maintain minimum average cash balances. A decrease in the value of our assets that are leveraged may lead to margin calls, which would require us to repay a portion of the outstanding borrowings, transfer additional assets to such lender without any advance of funds from the lender for such transfer, or sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. The satisfaction of such margin calls would also reduce our liquidity and adversely affect our ability to service debt. The return on our investments and cash available for distribution to our stockholders may also be reduced to the extent that changes in market conditions prevent us from leveraging our investments, require us to decrease our rate of leverage, increase the amount of collateral we post, or increase the cost of our financing relative to the income that can be derived from the assets acquired. Any reduction in distributions to our stockholders or sales of assets at inopportune times or prices may cause the value of our capital stock to decline, in some cases, precipitously.

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

A significant portion of our investments are illiquid and may be difficult to value.

A significant portion of our investments are not publicly traded and are therefore, illiquid. The fair value of securities and other investments that are not publicly traded may not be readily determinable and it may be difficult or impossible to obtain third party pricing on such investments.   In addition, validating third party pricing for illiquid investments may be more subjective than more liquid investments and may not be reliable.  We value these investments quarterly at fair value, based on our judgment and as determined in accordance with our valuation policy. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our fair value determination may differ materially from the values obtained from third parties or the values that would have been used if an active trading market existed for these securities. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of our investments were materially higher than the values that would exist if a ready market existed for these assets.

Additionally, illiquid investments typically experience greater price volatility because an active market does not exist.  The illiquidity of our investments may make it difficult for us to sell such investments, or, if we are required to liquidate all or a portion of our portfolio quickly (for example, in connection with a margin call), we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to adjust our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations, financial condition and the value of our capital stock.

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

We have experienced, and may in the future experience, declines in the market value of our assets resulting in us recording impairments, which have had, or may in the future have, an adverse effect on our results of operations and financial condition.

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

We depend on a variety of services provided by third-party service providers related to our Non-Agency RMBS and whole mortgage loans we may acquire. We rely on the mortgage servicers who service the mortgage loans backing our Non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our Non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, continued foreclosure avoidance requirements including, among other things, loan modifications may reduce the value of mortgage loans backing our Non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition, legislation has recently been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, any regulatory effort to delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time) may limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. If our third-party service providers do not perform in our best interests or fail to meet our expectations, our business, financial condition and results of operations and ability to make distributions to our shareholders may be materially adversely affected.

Mortgage loan modification programs, future legislative action and changes in the requirements necessary to qualify for refinancing a mortgage may adversely affect the value of, and the returns on, the assets in which we invest.

The U.S. Government, through the Federal Housing Administration, or FHA, and the Federal Deposit Insurance Corporate, or FDIC, has implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans and the Home Affordable Modification Program, or HAMP, which provides a detailed, uniform model for one-time modification of eligible residential mortgage loans.  The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. Although HAMP expired on December 31, 2016, federal regulators have continued to encourage the mortgage servicing industry and other stakeholders to develop a continuing framework for loss mitigation. In addition, Fannie Mae and Freddie Mac have announced their Flex Modification foreclosure prevention program, which will replace HAMP and take effect in late 2017. These loan modification programs, including future legislative or regulatory actions and amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage loan may affect the value of, and the returns on, our RMBS.  Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any loan modification.

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

We invest to generate both current income and capital appreciation. Our investments may, however, not appreciate in value and, in fact, may decline in value, and the borrowers on the mortgage loans underlying the assets in which we invest may default on interest or principal payments. Accordingly, we may not be able to realize income or gains from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience and any income that we realize may not be sufficient to offset our expenses.

Our investments in subordinated RMBS are generally in the “first loss” position and our investments in the mezzanine RMBS are generally in the “second loss” position and therefore subject to losses.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the issuing trust, and then by the “first loss” subordinated security holder and then by the “second loss” mezzanine holder.  In the event of default and the exhaustion of any classes of securities junior to those in which we invest and there is any further loss, we will not be able to recover all of our investment in the securities we purchase.  In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related RMBS, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.  The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.  A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of borrowers of mortgages underlying RMBS to make principal and interest payments may be impaired.  In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

Interest rate caps on our adjustable-rate MBS may adversely affect our profitability.

Adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security. Our borrowings typically are not subject to such restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on our adjustable-rate MBS. This problem is magnified for hybrid adjustable-rate and adjustable-rate MBS that are not fully indexed. Further, some hybrid adjustable-rate and adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid adjustable-rate and adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income or cause us to suffer a loss.

A flat or inverted yield curve may adversely affect adjustable-rate MBS prepayment rates and supply.

Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve. When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.” We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid ARMs with longer initial fixed-rate periods and fixed rate mortgages, causing our MBS to experience faster prepayments. In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on ARMs, potentially decreasing the supply of adjustable-rate RMBS. At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve. When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than mortgage rates on ARMs, further increasing adjustable-rate MBS prepayments and negatively impacting adjustable-rate MBS supply. Increases in prepayments on our MBS portfolio cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could negatively affect our earnings.

If we sell loans, we would be required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements will require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the original sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could negatively affect our cash flow, results of operations, financial condition and business prospects.

We may incur losses in connection with executing or participating in future securitizations which could materially and adversely impact our business and financial condition.

During 2016, we securitized an aggregate of $5.2 billion of residential mortgage loans. See “Management's Discussion and Analysis of Financial Condition and Results of Operation” for further discussion on our securitization activity during 2016. There are a number of factors that may cause us to incur a loss executing or participating in securitizations. For example, the price we pay for the mortgage loans that we securitize is impacted by the level of competition in the marketplace for acquiring residential mortgage loans. In addition, the cost to us of the short-term debt that we use to finance our holdings of mortgage loans prior to securitization is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

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

We may in the future invest in RMBS backed by collateral pools of subprime residential mortgage loans. ‘‘Subprime’’ mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS collateralized by subprime mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

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

All valuation models rely on correct market data inputs. Certain assumptions used as inputs to the models may be based on historical trends and these trends may not be indicative of future results. If incorrect market data is entered into even a well-designed valuation model, the resulting valuations will be incorrect. However, even if market data is appropriately captured in the model, the resulting “model prices” will often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities.

We are dependent on our executive officers and other key personnel for our success.

Our success is dependent upon the efforts, experience, diligence, skill and network of business contacts of our executive officers and key personnel. The departure of any of our executive officers or key personnel could have a material adverse effect on our operations and performance.

We may change our investment strategy, asset allocation, or financing plans without stockholder consent, which may result in riskier investments.

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2016 Form 10-K.  A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2016 Form 10-K. These changes could adversely affect the market price of our capital stock and our ability to make distributions to our stockholders.

We may engage in new business initiatives and invest in different types of assets than we are not accustomed to and these activities could expose us to new, different or increased risks.

We continually evaluate new business opportunities and investment strategies that may allow us to diversify our business. We have and may in the future invest in a variety of mortgage-related and other financial assets that may or may not be closely related to our existing business. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our qualification as a REIT or our exemption from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new assets types or businesses, it could have an adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive market for investment opportunities and more established competitors may be able to compete more effectively for investment opportunities than we can.

We compete with other REITs, public and private funds, commercial and investment banks and commercial finance companies for investment opportunities. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Maintaining cybersecurity is important to our business and a breach of our cybersecurity could have a material adverse impact. We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our capital stock and our ability to pay dividends to our stockholders.

When we acquire residential mortgage loans, or the rights to service residential mortgage loans, we come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including loan sub-servicers, or with third parties interested in acquiring such loans from us. We have acquired more than 95 thousand residential mortgage loans and rights to service residential mortgage loans since the inception of our company. We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of the systems that we or third party service providers of ours store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could exposes us to material costs in notifying affected individuals and providing credit monitoring services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and exposes us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.

In addition, our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our capital stock and our ability to pay dividends to our stockholders.  In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  During the financial crisis of 2008, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. This caused significant volatility and losses in the market for mortgages and mortgage-related assets and significant losses. The 2008 financial crisis impacted investor perception of the risk associated with residential MBS, real estate-related securities and various other asset classes in which we invest, which has continued, in varying degrees through the present.  More recently, concerns over economic growth rates, continuing relatively high levels of unemployment and uncertainty regarding future U.S. monetary policy have contributed to increased interest rate volatility.  As a result of these circumstances, values for residential MBS, real estate-related securities and various other asset classes in which we invest have experienced volatility.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Renewed volatility or deterioration in the broader residential mortgage and MBS markets could materially adversely affect the performance and market value of our investments.

Any future downgrade of U.S. sovereign credit ratings by the various credit rating agencies may have a materially adverse effect on our business.

During the summer of 2011, Standard & Poor’s Ratings Services, or S&P, downgraded the U.S. sovereign credit rating in response to U.S. debt ceiling and budget deficit concerns. At the same time, S&P also downgraded the credit ratings of the government sponsored enterprises, or GSEs, as a result of the downgrade in the U.S. sovereign credit rating.

We could be adversely affected in a number of ways in the event of a default by the U.S. Government or a future downgrade by S&P or any other credit rating agency. Such adverse effects could include higher financing costs or a reduction in the amount of financing available to us.  In addition, although the rating agencies have more recently determined that the outlook of the GSEs is generally stable, to the extent that the credit rating of any or all of the GSEs were to be downgraded in the future, the value of our Agency MBS could be adversely affected. These outcomes could in turn materially adversely affect our operations and financial condition in a number of ways, including a reduction in the net interest spread between our assets and associated repurchase agreement borrowings or a decrease in our ability to obtain repurchase agreement financing on acceptable terms, or at all.

The reformation of Fannie Mae and Freddie Mac and their relationship with the U.S. Government may adversely affect our business, operations and financial condition.

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

The problems faced by Fannie Mae and Freddie Mac resulting in their placement into federal conservatorship and receipt of significant U.S. Government support have sparked debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans and mortgage-backed securities.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in 2010, required the Secretary of the Treasury to conduct a study and develop recommendations regarding ending the federal conservatorship of Fannie Mae and Freddie Mac, and deliver a report to Congress based on the study. On February 11, 2011, the Obama Administration delivered the report to Congress. The report, titled “Reforming America’s Housing Finance Market” (the “2011 Report”), laid out the Obama Administration's plan to reform the U.S. housing finance market, including options for restructuring the government's long-term role in a housing finance system so that the private sector is the dominant provider of mortgage credit. The report recommended winding down Freddie Mac and Fannie Mae, stating that the Obama Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report recommended using a combination of policy levers to wind down Freddie Mac and Fannie Mae, shrink the government's footprint in housing finance, and help bring private capital back to the mortgage market, including: (i) increasing guarantee fees; (ii) increasing private capital ahead of Freddie Mac and Fannie Mae guarantees and phasing in a borrower down payment requirement of at least 10%; (iii) reducing conforming loan limits; and (iv) winding down Freddie Mac and Fannie Mae's investment portfolios at an annual pace of no less than 10%. With Fannie Mae’s and Freddie Mac’s future under debate, the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Any changes to the nature of their guarantee obligations could redefine what constitutes a mortgage-backed security and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac are eliminated, or their structures change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire Agency RMBS.

Although the Treasury previously committed capital to Fannie Mae and Freddie Mac through 2012, and in the 2011 Report committed to providing sufficient capital to enable Fannie Mae and Freddie Mac to meet their current and future guarantee obligations, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.  Furthermore, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from RMBS, and tightening the spread between the interest we earn on our RMBS and the cost of financing those assets.

Furthermore, under the Federal Housing Finance Regulatory Reform Act of 2008 (the “Reform Act”), FHFA must place Fannie Mae or Freddie Mac into receivership if the Director of FHFA determines in writing that Fannie Mae or Freddie Mac's assets are, and for a period of 60 days have been, less than its obligations. FHFA has notified Fannie Mae and Freddie Mac that the measurement period for any mandatory receivership determination with respect to their respective assets and obligations would commence no earlier than the SEC public filing deadline for Fannie Mae and Freddie Mac's quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has also advised Fannie Mae and Freddie Mac that, if, during that 60-day period, Fannie Mae and Freddie Mac receives funds from Treasury in an amount at least equal to the deficiency amount under the applicable Fannie Mae or Freddie Mac senior preferred stock purchase agreement with the U.S. Department of Treasury (the "Purchase Agreement"), the Director of FHFA will not make a mandatory receivership determination.

In addition, Fannie Mae and Freddie Mac could be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons as set forth under the Reform Act, including conditions that FHFA has already asserted existed at the time that Fannie Mae and Freddie Mac were placed into conservatorship. In addition, FHFA could be required to place Fannie Mae or Freddie Mac into receivership if Treasury is unable to provide Fannie Mae or Freddie Mac with funding requested under the Purchase Agreement to address a deficit in Fannie Mae or Freddie Mac's net worth. Treasury might not be able to provide the requested funding if, for example, the U.S. government were not fully operational because Congress had failed to approve funding or if the U.S. government reached its borrowing limit. During a receivership, certain rights of holders of mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac may not be enforceable against FHFA, or enforcement of such rights may be delayed.

Recently, Secretary of the Treasury Steven Mnuchin made comments suggesting that housing finance reform and ending the conservatorships of Fannie Mae and Freddie Mac could be on the agenda for the Trump Administration. Although any reform would be expected to take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency MBS and other mortgage-related assets available for investment would be significantly affected.  A reduction in supply of Agency MBS and other mortgage-related assets would result in increased competition for those assets and likely lead to a significant increase in the price for such assets, which could adversely affect our business.

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

Over the past several years, several large financial institutions, including those domiciled in Europe, have experienced financial difficulty and have been either rescued by government assistance or by other large banks or institutions. Some economists, observers and market participants have expressed concern regarding the sustainability of the Eurozone (as defined below) in its current form. In response to the economic situation facing countries included in the European Economic and Monetary Union (the “Eurozone”), and due to factors, such as tightening credit conditions, higher risk premiums on Eurozone sovereigns and disagreement among European policy makers on how to address the declining market confidence in the Eurozone, various rating agencies have downgraded ratings or issued negative outlooks on several countries included in the Eurozone and the European Financial Stability Facility. Some of these financial institutions have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. Any future adverse developments involving major financial institutions or our lenders could affect our ability to borrow and materially adversely affect our business, profitability and liquidity.

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

The potential exit of the United Kingdom from the European Union may adversely affect the market value of our assets.

On June 23, 2016, the United Kingdom voted to leave the European Union in a referendum (the “Brexit Vote”). At this time, both the terms and the timing of the United Kingdom’s exit from the European Union are unclear, and the nature of the relationship of the United Kingdom with the countries remaining in the European Union has yet to be discussed. The Brexit Vote has resulted in downgrades of the sovereign rating of the United Kingdom and the Bank of England by S&P and Fitch. S&P, Fitch and Moody’s have all placed a negative outlook on the sovereign rating of the United Kingdom and that of the Bank of England, suggesting a strong possibility of further negative rating action. Since the Brexit Vote, there has been volatility and disruption of the capital, currency and credit markets, including the market for asset-backed securities, which may adversely affect the market value of our assets.

Risks Related to Financing

Failure to procure adequate capital and funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our capital stock and our ability to distribute dividends to our stockholders.

We depend upon the availability of adequate funding and capital for our operations.  We have financed and intend to continue to finance our assets through a variety of means, including repurchase agreements, warehouse facilities, credit facilities and securitizations.  Our access to capital depends upon a number of factors, over which we have little or no control, including:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions;

•	the market price of the shares of our capital stock; and

•	the market’s view of the quality of our assets.

Current market conditions have affected the cost and availability of financing from each of these sources — and their individual providers — to different degrees; some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing. In particular, Non-Agency RMBS have been harder or more expensive to finance, depending on the type of assets collateralizing the RMBS.

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

Our business, results of operations and financial condition may be materially adversely affected by disruptions in the financial markets.  We cannot assure you, under such extreme conditions, that these markets will remain an efficient source of long-term financing for our assets.  If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may not be available.  Further, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (subject to certain adjustments) to our stockholders and are, therefore, not able to retain significant amounts of our earnings for new investments.  We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.  If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our capital stock and our ability to make distributions to our stockholders.  Moreover, our ability to grow will be dependent on our ability to procure additional funding.  To the extent we are not able to raise additional funds through the issuance of additional equity or borrowings, our growth will be constrained.

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

These restrictions may interfere with our ability to obtain financing, or to engage in other business activities, which may have a significant negative impact on our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our capital stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could curtail our investment returns.

The repurchase agreements, warehouse facilities and credit facilities that we use to finance our investments may require us to provide additional collateral.

We use repurchase agreements, warehouse facilities and credit facilities to finance our investments. As of December 31, 2016, we had uncommitted repurchase agreements with 25 counterparties for financing our MBS.  Under our repurchase agreements, the counterparty may refuse to advance funds to us.  If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the funding source to provide additional collateral or pay down a portion of the outstanding borrowings. For more information on margin calls and the potential implications to our business, see “We leverage our investments, which may cause margin calls and defaults that would adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.” In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would enable us to satisfy our collateral obligations. This would limit our ability to leverage our assets, which could reduce our return on equity.

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

If we issue senior securities, we will be exposed to additional risks.

If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our capital stock and may result in dilution to owners of our capital stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities.

Our securitizations will expose us to additional risks.

We securitize and intend to continue to securitize certain of our portfolio investments to generate cash for funding new investments. We expect to structure these transactions either as financing transactions or as sales for GAAP.  In each such transaction, we convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to securitize our portfolio could hurt our performance and our ability to grow our business. See “Management's Discussion and Analysis of Financial Condition and Results of Operation” for further discussion on our securitization activity during 2016.

To satisfy the U.S. credit risk retention rules that became effective on December 24, 2015 with respect to residential mortgage-backed securitizations, when we sponsor a securitization, we are required to retain certain credit risk, as a result of which we may incur material losses.

Pursuant to Section 15G of the Exchange Act as added by Section 941 of the Dodd-Frank Act and implemented by Regulation RR, which became effective on December 24, 2015 with respect to residential mortgage-backed securities (collectively, the “Risk Retention Rules”), when we sponsor a residential mortgage loan securitization, we, or a majority owned affiliate, are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the “Required Credit Risk”). We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but in any event no longer than the seventh anniversary of the Closing Date (the “Sunset Date”). In addition, prior to the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. We have financed our Required Credit Risk in full recourse transactions. Our Required Credit Risk, subjects us to the first losses on our securitizations and is illiquid which may make it more difficult to meet our liquidity needs, each of which may materially and adversely affect our business and financing condition.

We depend on warehouse, repurchase and credit facilities to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

Our ability to fund our investments depends largely upon our ability to secure warehouse, repurchase and credit financing on acceptable terms. We can provide no assurance that we will be successful in establishing sufficient warehouse, repurchase, and credit facilities. If we are not able to renew our existing warehouse, repurchase, and credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our asset acquisition activities.

In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the facilities that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we will receive under our warehouse and repurchase facilities will be directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Typically warehouse, repurchase, and credit facilities grant the respective lender the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call, which could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline.

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

We record derivative and hedge transactions in accordance with GAAP.  Our interest rate swaps have not been designated as hedging instruments for accounting purposes.  Consequently, changes in the fair value of swaps are reported as a component of net income in the Consolidated Statements of Operations.
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

For GAAP purposes, we estimate the fair value of most, but not all, of the assets and liabilities on our Consolidated Statements of Financial Condition.  In addition, valuation adjustments on certain consolidated assets and our hedging instruments are reflected in our Consolidated Statements of Operations. If we sell an asset below its cost basis, our reported earnings will be reduced by realized losses.

A decrease in the fair value of the securities we own may result in a reduction in our book value due to the accounting standards we are required to apply. Reporting a low book value could have adverse effects such as the inability to meet or agree upon covenants with counterparties, to enter into hedge instruments, or a reduction in the market price of our capital stock.

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

A discrepancy where the fair value of the underlying RMBS assets contained in a re-securitization trust is different from the amount we would receive if we sold the re-securitized securities we own may result in an overstatement or understatement of our book value due to the accounting standards we are required to apply. Reporting a higher book value than the value of our net investments in assets could have adverse effects on us. The adverse effects could include the inability to agree upon covenants with counterparties, the inability to satisfy collateral demands of counterparties based on their review of our financial statements, or an overestimation in the market price of our capital stock.

Loss of our 1940 Act exemption would adversely affect us and negatively affect the market price of shares of our capital stock and our ability to distribute dividends.

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) of Section 3(c)(7) of the 1940 Act.

Because we are a holding company that will conduct its businesses primarily through wholly-owned subsidiaries and majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act, the rules and regulations promulgated under the 1940 Act and SEC staff interpretative guidance, which may adversely affect our performance.

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

•
the securities sold are fixed income securities rated investment grade by at least one rating agency (fixed income securities that are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer);

•
the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued, (2) so that the acquisition or disposition does not result in a downgrading of the issuer’s fixed income securities and (3) so that the acquisition or disposition is not made for the primary purpose of recognizing gains or decreasing losses resulting from market value changes; and

•
unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

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

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our capital stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of capital stock.

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

Violations of certain provisions of federal, state and local laws by the originator, the servicer or us, as well as actions by governmental agencies, authorities and attorneys general, may limit our or the servicer’s ability to collect all or part of the principal of, or interest on, the residential mortgage loans we purchase and hold, and loans that serve as security for the RMBS we purchase and hold.  Violations could also subject the entity that made or modified the loans to damages and administrative enforcement (including disgorgement of prior interest and fees paid).  In particular, a loan seller’s failure to comply with certain requirements of federal and state laws could subject the seller (and other assignees of the mortgage loans) to monetary penalties and result in the borrower rescinding the mortgage loans against the seller and any subsequent holders of the mortgage loans, even if the assignee was not responsible for and was unaware of those violations.  These adverse consequences vary depending on the applicable law and may vary depending on the type or severity of the violation, but they typically include:

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

Furthermore, the volume of new and modified laws and regulations at both the federal and state levels have increased in recent years.  For example, the Dodd-Frank Act, which was signed into law in 2010, established the Consumer Financial Protection Bureau (“CFPB”), which administers a variety of federal consumer financial laws and has broad authority to prohibit covered persons and their service providers from engaging in unfair, deceptive or abusive acts or practices (“UDAAP”).  Furthermore, Title XIV of the Dodd-Frank Act (known as the Mortgage Reform and Anti-Predatory Lending Act), imposed new consumer financial protection mandates and has led to the promulgation of numerous rules by the CFPB that address a variety of topics related to the origination and servicing of mortgage loans, including, but not limited to, loan originator compensation, ability-to-repay and qualified mortgage standards, appraisals, escrow accounts, mortgage servicing practices, high-cost mortgages, and appraisals. For additional discussion regarding the potential impact of the regulatory environment see “-Financial regulatory reforms and additional proposed regulations could have a significant impact on the securitization transactions or on the value of the mortgage-backed securities.” For example, The Federal Home Ownership and Equity Protection Act of 1994, commonly known as HOEPA, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures before origination.  The Dodd-Frank Act amended HOEPA to enhance its protections by expanding the types of loans covered by HOEPA, lowering the interest rate and points and fees thresholds so that more loans are considered HOEPA loans, imposing a new threshold for prepayment penalties, and imposing additional restrictions on HOEPA loans.

Accordingly, there is an increased risk that we or the originator or servicer of loans we purchase or that are held in RMBS we purchase may be involved in litigation over violations or alleged violations of recently enacted and proposed laws and regulations.  It is possible that these laws and regulations might result in additional significant costs and liabilities, which could further adversely affect the results of our operations.  In addition, failure of residential mortgage loan originators or servicers to comply with these laws and regulations, to the extent any of their residential mortgage loans become part of our mortgage-related assets, could subject us, as an assignee or purchaser of the related residential mortgage loans or RMBS, to monetary penalties and could result in the borrowers rescinding the affected residential mortgage loans.  Any litigation or penalty would increase our expenses and reduce funds available for distribution to our stockholders.

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

While we are not required to obtain licenses to purchase mortgage-backed securities, we are required to obtain various state licenses to purchase mortgage loans in the secondary market. While we have obtained licenses in various states, there is no assurance that we will obtain all of the licenses that we desire in other states or that we will not experience significant delays in seeking these licenses. Furthermore, we are subject to various information reporting requirements to maintain the licenses we have obtained, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our investment options and could harm our business.

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

Alternatively, new federal legislation and some state and local programs provide a subsidy to a customer to permit the customer to continue to make payments during a period of hardship.  In the case of a subsidy, it is possible that we might be required to forego a portion of the amount otherwise due on the loan for a temporary period.

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

Under the federal Servicemembers Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the note holder is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status.  Several states also have enacted or are considering similar laws with varying applicability and effect.  As a result of military operations in the Middle East, the United States has placed a substantial number of armed forces reservists and members of the National Guard on active duty status.  It is possible that the number of reservists and members of the National Guard placed on active duty status may remain at high levels for an extended time.  To the extent that a member of the military, or a member of the armed forces reserves or National Guard who is called to active duty, is a borrower on a loan we purchase or an underlying loan in a RMBS we may purchase, the interest rate limitation of the Servicemembers Civil Relief Act, and any comparable state law, will apply.  An increase in the number of borrowers taking advantage of these laws may increase servicing expenses for a loan we purchase or an underlying loan in a RMBS we may purchase, and may also reduce cash flow and the interest payments collected from those borrowers.  In the event of default, these laws may delay or prevent the loan servicer from exercising otherwise available remedies for default.  Such events may result in interest shortfalls on the loans we purchase or on the underlying loans in a RMBS we may purchase that could result in a lower return on our loans or additional losses.

Financial regulatory reforms and additional proposed regulations could have a significant impact on the securitization transactions or on the value of the mortgage-backed securities.
In response to the financial crisis, Congress passed the Dodd-Frank Act in 2010. The Dodd-Frank Act requires the creation of new federal regulatory agencies, and grants additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms. The Dodd-Frank Act also provides for enhanced regulation of derivatives and mortgage-backed securities offerings, restrictions on executive compensation and enhanced oversight of credit rating agencies. Additionally, the Dodd-Frank Act established the CFPB, an independent bureau housed within the Federal Reserve System that has broad rulemaking, supervision, and enforcement authority to regulate consumer financial services and products. The Dodd-Frank Act also limits the ability of federal laws to preempt state and local consumer laws.
The impact of the Dodd-Frank Act depends significantly upon the content and implementation of the rules and regulations issued pursuant to its mandate. No assurance can be given that the new regulations will not have an adverse impact on mortgage-backed securities market and residential mortgage lending generally or the value of the mortgage-backed securities. In particular, because certain rules relating to asset-backed securities that have been promulgated in final form are not applicable to certain mortgage-backed securities, such mortgage-backed securities may be less marketable than those that are offered in compliance with the final rules.
The Dodd-Frank Act amended the Truth in Lending Act (“TILA”) to prohibit lender from originating residential mortgage loans unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the loan. It also provides that a lender and its assignees will not have liability under this prohibition with respect to any “qualified mortgage.”

To implement these provisions, the CFPB issued a final rule amending Regulation Z, the implementing regulation of TILA (the “ATR/QM Rule”), which became effective on January 10, 2014. The ATR/QM Rule sets forth certain minimum standards that a lender must use to satisfy the ability to repay requirement and defines the requirements for qualified mortgages. It also creates a safe harbor for qualified mortgages that are not higher-priced, and a rebuttable presumption for qualified mortgages that are higher-priced. Generally, interest-only loans, balloon loans, loans with a debt-to-income ratio exceeding 43%, and loans with points and fees 3% of the loan amount, will not satisfy the qualified mortgage criteria. The criteria set forth in the ATR/QM Rule may result in a reduction in the availability of these types of loans in the future and may adversely affect the ability of mortgagors to refinance their mortgage loans. No assurances are given as to the effect of the new rule on the value of mortgage-backed securities.
In addition, pursuant to the U.S. Risk Retention Rules that became effective on December 24, 2015, the sponsor of an asset-backed securities securitization transaction is required to retain, directly or indirectly through majority-owned affiliates of the sponsor, at least 5% of the fair value of the securities issued in such transaction. At this time, it is unclear what effect a failure of the sponsor to be in compliance with the U.S. Risk Retention Rules at any time will have on the market value or liquidity of the related securities. In addition, the sponsor may elect to retain an eligible horizontal residual interest to satisfy the U.S. Risk Retention Rules. Because of the relative novelty of retention in such a form, the satisfaction of the U.S. Risk Retention Rules is not guaranteed.
Additionally, as part of the implementation of Basel III, the federal banking agencies recently adopted revisions to the general risk-based capital and leverage guidelines applicable to U.S. banking organizations. The changes to these guidelines generally cause exposures to RMBS held by U.S. banking organizations to be subject to risk weights that are higher and, for more subordinated classes of notes, substantially higher, or otherwise may adversely affect the treatment of RMBS for regulatory capital purposes. This and other changes adopted, including the adoption of final rules regarding the liquidity coverage ratio, may limit the ability or willingness of banks to purchase RMBS, which in turn may adversely affect the liquidity of RMBS in the secondary market.
On August 27, 2014, the SEC issued final rules that substantially revise Regulation AB and other rules regarding the offering process, disclosure and reporting for publicly offered asset-backed securities (the “Enhanced Disclosure Rules”). Among other things, the final rules require (i) enhanced disclosure of loan level information at the time of securitization and on an ongoing basis for residential mortgage-backed securities publicly offered after the applicable transition period, and (ii) that the transaction agreements provide for an independent review of the underlying assets if certain trigger events occur, as well as specified repurchase dispute resolution procedures, for residential mortgage-backed securities publicly offered after the applicable transition period under a shelf registration. Other than the enhanced loan-level disclosure requirements, the Enhanced Disclosure Rules have become effective. In addition, the SEC has not yet acted on certain rules initially proposed in April 2010 and re-proposed in July 2011 that would make the Enhanced Disclosure Rules applicable to private offerings issued in reliance on Rule 144A or Rule 506 of Regulation D at the request of the investor.
Statements made by the Trump Administration have suggested that the Trump Administration may take steps to change or repeal certain aspects of the Dodd-Frank Act and its associated rules and regulations. Also, the Financial CHOICE Act proposed by the House Financial Services Committee contains a number of provisions that would scale back or repeal certain aspects of the Dodd-Frank Act, including provisions that would (1) exempt banks from the more restrictive Dodd-Frank regulations if they hold the equivalent of 10% of their assets in capital; (2) repeal the authority of the Financial Stability Oversight Council to designate nonbanking institutions as “systemically important financial institutions; (3) repeal the Volker Rule; and (4) reform the CFPB, including making it a bipartisan commission that is subject to congressional appropriations. The structure of the CFPB has also been the subject of litigation. In October 2016, the United States Court of Appeals for the District of Columbia Circuit held that the CFPB’s single-director “removable only for cause” structure was unconstitutional. PHH Corporation, et al,. v. Consumer Financial Protection Bureau, No. 15-1177 (D.C. Cir., October 11, 2016). The CFPB has requested an en banc rehearing of the case. It remains uncertain whether any such changes may be adopted or any proposed legislations may be enacted, or how such changes or legislations or the relevant court decisions may be interpreted and enforced, or how they may affect the mortgage-backed securities market in general, and specifically, our business, the assets held by us or our financial conditions.

Furthermore, national regulators in European Economic Area (“EEA”) member states impose penal risk weights on securitization investments in respect of which the retention requirement or the due diligence requirement has not been satisfied in any material respect by reason of the negligence or omission of the investing credit institution or investment firm or insurance or reinsurance undertaking. If the retention requirement or the due diligence requirement are not satisfied in respect of a securitization investment held by a non-EEA subsidiary of an EEA credit institution or investment firm or insurance or reinsurance undertaking then an additional risk weight or other regulatory consequence may be applied to such securitization investment when taken into account on a consolidated basis at the level of the EEA credit institution or investment firm or insurance or reinsurance undertaking.

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

Risks Related To Our Capital Stock

The market price and trading volume of our shares of capital stock may be volatile.

The market price of shares of our common stock may be highly volatile and could be subject to wide fluctuations.  In addition, the trading volume in our shares of capital stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of capital stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in the information incorporated and deemed to be incorporated by reference herein, as well as:

•	actual or anticipated variations in our quarterly operating results or business prospects;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	an inability to meet or exceed securities analysts' estimates or expectations;

•	increases in market interest rates;

•	hedging or arbitrage trading activity in our shares of common stock;

•	capital commitments;

•	changes in market valuations of similar companies;

•	changes in valuations of our assets;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of management personnel;

•	actions by institutional shareholders, including large block sales at a discount;

•	speculation in the press or investment community;

•	yields on our capital stock as compared to yields on other financial instruments;

•	changes in our distribution policy;

•	regulatory changes affecting our industry generally or our business;

•	general market and economic conditions; and

•	future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

Capital stock eligible for future sale may have adverse consequences for investors and adverse effects on our share price.

We cannot predict the effect, if any, of future sales of capital stock, or the availability of shares for future sales, on the market price of the capital stock.  Sales of substantial amounts of capital stock, or the perception that such sales could occur, may adversely affect prevailing market prices for the common stock.  In addition, we are not required to offer any such shares to existing shareholders on a pre-emptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issues, which may dilute the existing shareholders’ interests in us.

Future offerings of debt securities, which would rank senior to our capital stock upon liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our capital stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our capital stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, senior or subordinated notes and series or classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our capital stock, or both. Preferred stock could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our capital stock, including our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our capital stock bear the risk of our future offerings reducing the market price of our capital stock and diluting their stock holdings in us.

There is a risk that our stockholders may not receive distributions or that our common stock distributions may not grow over time.

Under Maryland law, no distributions on stock may be made if, after giving effect to the distribution, (i) the corporation would not be able to pay the indebtedness of the corporation as such indebtedness becomes due in the usual course of business or (ii) except in certain limited circumstances when distributions are made from net earnings, the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter provides otherwise (which our charter does, with respect to the Series A Preferred Stock), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Nevertheless, we intend to make distributions on our capital stock on a quarterly basis out of assets legally available to our stockholders in amounts, with respect to our preferred stock equal to the stated dividend thereon and with respect to our common stock such that all or substantially all of our REIT taxable income in each year is distributed. Our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein.  All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.

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

A change in any one of these factors could affect our ability to make distributions. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient for us to make distributions on the Series A Preferred Stock and on our common stock or for us to make year-to-year increases in cash distributions on our common stock.

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

Our Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock, and the Series A Preferred Stock may never be rated. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the Series A Preferred Stock or that we may elect to obtain a rating of our Series A Preferred Stock in the future. Furthermore, we may elect to issue other securities for which we may seek to obtain a rating. If any ratings are assigned to the Series A Preferred Stock in the future or if we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Series A Preferred Stock.
Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. Further, a rating is not a recommendation to purchase, sell or hold any particular security, including the Series A Preferred Stock. In addition, ratings do not reflect market prices or suitability of a security for a particular investor and any future rating of the Series A Preferred Stock may not reflect all risks related to our business, or the structure or market value of the Series A Preferred Stock.

Holders of Series A Preferred Stock may not be able to exercise conversion rights upon a change of control event. If exercisable, the change of control conversion rights may not adequately compensate the holders of Series A Preferred Stock. These change of control conversion rights may also make it more difficult for a party to acquire us or discourage a party from acquiring us.

Pursuant to the articles supplementary designating the Series A Preferred Stock with respect to the Series A Preferred Stock, upon the occurrence of a change of control event, each holder of the Series A Preferred Stock will have the right (unless, prior to the change of control conversion date, we have provided notice of our election to redeem some or all of the shares of Series A Preferred Stock held by such holder, in which case such holder will have the right only with respect to shares of Series A Preferred Stock that are not called for redemption) to convert some or all of such holder’s Series A Preferred Stock into shares of our common stock (or under specified circumstances certain alternative consideration). Notwithstanding that we generally may not redeem the Series A Preferred Stock prior to October 30, 2021, we have a special optional redemption right to redeem the Series A Preferred Stock in the event of a change of control, and holders of Series A Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the change of control conversion date.
If we do not elect to redeem the Series A Preferred Stock prior to the change of control conversion date, then upon an exercise of the conversion rights provided to the holders of our Series A Preferred Stock, the holders of Series A Preferred Stock will be limited to a maximum number of shares of our common stock (or, if applicable, the alternative conversion consideration (as defined in the articles supplementary designating the Series A Preferred Stock)) equal to the share cap multiplied by the number of shares of Series A Preferred Stock converted. If our common stock price is less than $7.45 per share (which is 50% of the per share closing sale price of our common stock reported on the NYSE on October 5, 2016), subject to adjustment in certain circumstances, the holders of Series A Preferred Stock will receive a maximum of 3.3557 shares of our common stock per share of Series A Preferred Stock, which may result in a holder receiving shares of common stock (or alternative conversion consideration, as applicable) with a value that is less than the liquidation preference of the Series A Preferred Stock.
In addition, the change of control conversion feature of the Series A Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change of control transaction under circumstances that otherwise could provide the holders of Series A Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that stockholders may otherwise believe is in their best interests.

Holders of Series A Preferred Stock have limited voting rights.

The voting rights of holders of Series A Preferred Stock are limited. Our common stock is the only class of our securities that currently carries full voting rights. Holders of Series A Preferred Stock may vote only (i) to elect two additional directors to our board of directors in the event that six full quarterly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, (ii) on amendments to our charter, including the articles supplementary designating the Series A Preferred Stock, that materially and adversely affect the rights of the holders of Series A Preferred Stock or (iii) to authorize, increase or create additional classes or series of senior stock. Other than the limited circumstances described above, holders of Series A Preferred Stock do not have any voting rights.

If our common stock is delisted, the ability to transfer or sell shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected.

Other than in connection with a change of control event, the Series A Preferred Stock does not contain provisions that are intended to protect holders if our common stock is delisted from the NYSE. Since the Series A Preferred Stock has no stated maturity date, holders may be forced to hold shares of the Series A Preferred Stock and receive stated dividends on the Series A Preferred Stock when, as and if authorized by our board of directors and declared and paid by us with no assurance as to ever receiving the liquidation value thereof. In addition, if our common stock is delisted from the NYSE, it is likely that the Series A Preferred Stock will be delisted from the NYSE as well. Accordingly, if our common stock is delisted from the NYSE, the ability to transfer or sell shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected.

Federal Income Tax Risks

Your investment has various federal income tax risks.

This summary of certain tax risks is limited to the federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the federal tax treatment of us or our stockholders.  This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Code. We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of federal, state and local income tax law on an investment in common stock or preferred stock and on your individual tax situation.

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

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investments in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualifying real estate assets, and stock in one or more TRSs) can consist of the securities of any one issuer, and no more than 25% (20% after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs.  If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

We believe that we have qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2007. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income at regular corporate income tax rates. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

We may enter into re-securitization transactions, the tax treatment of which could have a material adverse effect on our results of operations.

We have engaged in and intend to engage in future re-securitization transactions in which we transfer Non-Agency RMBS to a special purpose entity that has formed or will form a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency RMBS. In the past, we have structured these transactions as REMICs. We have structured the REMIC securitization transactions as a sale by a TRS of mortgage loans to an issuer (the “Depositor”), followed by a sale of the resulting REMIC securities through a placement agent retained by the Depositor to investors. In each such securitization, we have purchased all of the REMIC securities that were not purchased from the placement agent by unrelated third parties. Although such transactions are treated as sales for tax purposes, they have been undertaken by a TRS such that the prohibited transactions tax rules have not been implicated.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a ‘‘pension-held REIT,’’ or (3) a tax-exempt stockholder has incurred debt to purchase or hold our capital stock, then a portion of the distributions to and, in the case of a stockholder described in clause (3), gains realized on the sale of capital stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Code.

Classification of a securitization or financing arrangement we enter into as a taxable mortgage pool could subject us or certain of our stockholders to increased taxation.

We intend to structure our securitization and financing arrangements so as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages or mortgage-backed securities and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as ‘‘excess inclusion’’ income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

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

In order for us to qualify as a REIT for each taxable year after 2007, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. ‘‘Individuals’’ for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our capital stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with any TRS which we may form or acquire will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% (20% after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any taxable income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRS after-tax net income would be available for distribution to us but would not be required to be distributed to us. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 25% (20% after December 31, 2017) of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 25% (20% after December 31, 2017) of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (20% after December 31, 2017) limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

The REIT provisions of the Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our annual gross income. In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our stockholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our capital stock.  Tax rates could be changed in future legislation.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our capital stock.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. In addition, according to publicly released statements, a top legislative priority of the Trump Administration and of the next Congress may be significant reform of the Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. We cannot assure you that any such changes will not adversely affect the taxation of a stockholder. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2016, we do not own any property.  Our executive and administrative office is located in leased space at 520 Madison Avenue, 32nd Floor, New York, New York 10022, telephone (212) 626-2300. We believe that this space is suitable and adequate for our current needs.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007.  As of December 31, 2016, we had 187,739,634 shares of common stock issued and outstanding which were held by 237 holders of record. The following tables set forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the NYSE composite tape and the cash dividends declared per share of our common stock.

	Stock Price
	High	Low	Close
Quarter Ended December 31, 2016	$17.64	$14.80	$17.02
Quarter Ended September 30, 2016	$16.91	$15.66	$15.95
Quarter Ended June 30, 2016	$15.77	$13.48	$15.70
Quarter Ended March 31, 2016	$14.22	$11.39	$13.59

Quarter Ended December 31, 2015	$14.63	$12.86	$13.64
Quarter Ended September 30, 2015	$14.54	$13.21	$13.37
Quarter Ended June 30, 2015	$15.94	$13.71	$13.71
Quarter Ended March 31, 2015	$16.45	$15.35	$15.70

Common Dividends Declared Per Share
Quarter Ended December 31, 2016	$0.50
Quarter Ended September 30, 2016	$0.48
Quarter Ended June 30, 2016	$0.48
Quarter Ended March 31, 2016	$0.98

Quarter Ended December 31, 2015	$0.48
Quarter Ended September 30, 2015	$0.48
Quarter Ended June 30, 2015	$0.48
Quarter Ended March 31, 2015	$0.48

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

The Board of Directors declared dividends of $2.44 per share during 2016. The Board of Directors declared dividends of $1.92 per share during 2015.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from December 31, 2011 to December 31, 2016 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and each of the two other indices on December 31, 2011.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Chimera	100	120	159	195	191	280
S&P 500 Index	100	116	154	175	177	198
BBG REIT Index	100	119	116	139	125	153

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
Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors and employees to stimulate their efforts towards our continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including incentive stock options as defined under Section 422 of the Code, (“ISOs”), non-qualified stock options (“NQSOs”), restricted shares and other types of incentive awards.  The Incentive Plan authorizes the granting of options or other awards for an aggregate of 8,000,000 shares of common stock.  For a description of our Incentive Plan, see Note 12 to the Consolidated Financial Statements.

The following table provides information as of December 31, 2016 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	—	—	6,756,812
Equity Compensation Plans Not Approved by Stockholders (1)	—	—	—
Total	—	—	6,756,812
(1) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

The following selected financial data are as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.  The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto contained in Part IV, Financial Statements, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, included elsewhere in this 2016 Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Non-Agency Mortgage-Backed Securities	$3,330,063	$3,675,841	$3,404,149	$3,774,463	$3,961,208
Agency Mortgage-Backed securities	$4,167,754	$6,514,824	$8,441,522	$1,997,578	$1,806,697
Securitized loans held for investment, net of allowance for loan losses	$—	$—	$626,112	$783,484	$1,300,131
Securitized loans held for investment, at fair value	$8,753,653	$4,768,416	$4,699,215	$—	$—
Total assets	$16,684,908	$15,344,646	$19,155,005	$6,936,081	$7,742,489
Repurchase agreements	$5,600,903	$7,439,339	$8,455,381	$1,658,561	$1,528,025
Securitized debt, collateralized by Non-Agency RMBS	$334,124	$529,415	$704,915	$933,732	$1,336,261
Securitized debt, loans held for investment	$—	$—	$521,997	$669,981	$1,169,710
Securitized debt at fair value, loans held for investment	$6,941,097	$3,720,496	$3,868,366	$—	$—
Total liabilities	$13,561,375	$12,398,458	$15,547,315	$3,604,571	$4,200,010
Shareholders' equity	$3,123,533	$2,946,188	$3,607,690	$3,331,510	$3,542,479
Book value per common share	$15.87	$15.70	$17.55	$16.21	$17.24
Number of shares outstanding	187,739,634	187,711,868	205,546,144	205,525,247	205,519,492

Consolidated Statements of Operations Highlights
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Interest income	$934,068	$872,737	$687,795	$511,783	$589,440
Income expense	$347,857	$259,365	$147,785	$101,999	$126,558
Net interest income	$586,211	$613,372	$540,010	$409,784	$462,882
Net income	$551,943	$250,349	$589,205	$362,686	$327,767
Income per share-basic	$2.93	$1.25	$2.87	$1.77	$1.60
Core earnings per basic common share (1)	$2.42	$2.37	$2.14	$1.69	$1.85
Average shares-basic	187,728,634	199,563,196	205,450,095	205,418,876	205,366,207
Dividends declared per share (2)	$2.44	$1.92	$1.80	$2.80	$1.90
(1) See discussion of Core Earnings per basic common share in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) For applicable period as reported in our earnings announcements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2016 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2016 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

We focus our investment activities primarily on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS, and on acquiring residential mortgage loans. At December 31, 2016, based on the amortized cost balance of our interest earning assets, approximately 28% of our investment portfolio was Agency MBS, 16% of our investment portfolio was Non-Agency RMBS, and 56% of our investment portfolio was securitized residential mortgage loans. At December 31, 2015, based on the amortized cost balance of our interest earning assets, approximately 46% of our investment portfolio was Agency MBS, 20% of our investment portfolio was Non-Agency RMBS, and 34% of our investment portfolio was securitized residential mortgage loans.

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

We use leverage to increase returns and to finance the acquisition of our assets. Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We expect to finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities and securitizations. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

Under the U.S. credit risk retention rules that became effective on December 24, 2015, we have committed to consolidate the loans for deals which we sponsor and retain a meaningful investment for a minimum of five years. Our credit investments are also structurally locked out from pre-payments resulting in a longer duration high yielding credit portfolio.

Market Conditions and our Strategy

There are several key factors that impact the financial results of the Company including the interest rate environment and changes in LIBOR rates, U.S. unemployment rates and residential home prices, as well as residential mortgage origination and refinance activity. The interest rate environment is sensitive to actual and anticipated US Federal Reserve actions, availability of adequate and efficient financing sources, rate volatility as well as other market factors. We have operated over the past several years and continue to operate in a volatile interest rate environment.
The fed funds rate increase in December 2015, which was the first rate increase in nine years, was enough of an impact to start 2016 on a negative note. Equity markets fell, especially rate sensitive companies such as REITs and utilities. Oil prices also fell, putting pressure on energy company valuations and related high yield debt issuances, which added weakness to the overall credit market. The ongoing debt crisis in Greece, was quickly overshadowed by the U.K. referendum vote to leave the European Union, also known as Brexit. Post Brexit, expectations of additional monetary accommodation and stable global economic data soothed investor concerns.
In the months leading up to the U.S. Presidential election in November 2016, investors were cautious given the uncertainty around future action by the Federal Reserve and other potential regulatory changes. Immediately after the election, the stock market rallied and the price of the10-year Treasury note fell, increasing the 10-year Treasury yield from 1.85% on election day to a high of 2.60% in mid-December. The year end rally in Treasury rates came after the 10-year Treasury hit a low of 1.36% in July 2016 and spent most of 2016 below 2.00%. Although 2016 was marked by turbulence and volatility, global liquidity remained ample and monetary policy rates remained relatively unchanged until year end when the Federal Reserve raised the fed funds rate by 25 basis points in December 2016 for the first time since December 2015.
In this interest rate environment, we continue to invest in more residential credit assets, which tend to be less interest rate sensitive than Agency MBS. At December 31, 2016, our residential mortgage credit portfolio, consisting non-Agency RMBS, consolidated RMBS securitizations and our securitized loan portfolio was approximately $12.1 billion compared to $8.4 billion at December 31, 2015. At December 31, 2016, our Agency RMBS portfolio was $4.2 billion compared to $6.5 billion at December 31, 2015.

In addition to our investments in Agency MBS, Non-Agency MBS and residential whole loans, we also invest in agency CMBS pass-through securities, which are debt obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. At December 31, 2016 the fair value of our investments in these securities totaled $1.3 billion. We view our remaining $2.9 billion of Agency RMBS and Agency IOs, which includes CMBS IOs, as highly liquid and a potential source of capital should other mortgage credit opportunities arise.

Our book value per common share was $15.87 as of December 31, 2016. Book value per common share increased from $15.70 as of December 31, 2015 due primarily to an overall increase in the market value of our investments.

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

On February 18, 2016, our Board of Directors increased the existing share buyback program by $100 million to $350 million. We did not buy back any shares during the year ended December 31, 2016.

Net Income Summary

The table below presents our net income on a GAAP basis for the years ended December 31, 2016, 2015 and 2014.

Net Income
(dollars in thousands)
(unaudited)
	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net Interest Income:
Interest income (1)	$934,068	$872,737	$687,795
Interest expense (2)	347,857	259,365	147,785
Net interest income	586,211	613,372	540,010
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(9,589)	(8,700)	(8,713)
Portion of loss recognized in other comprehensive income	(48,398)	(58,744)	(55,279)
Net other-than-temporary credit impairment losses	(57,987)	(67,444)	(63,992)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	50,093	67,385	(103,496)
Realized gains (losses) on terminations of interest rate swaps	(60,616)	(98,949)	—
Net realized gains (losses) on derivatives	(44,886)	(83,073)	(82,852)
Net gains (losses) on derivatives	(55,409)	(114,637)	(186,348)
Net unrealized gains (losses) on financial instruments at fair value	59,552	(158,433)	193,534
Net realized gains (losses) on sales of investments	18,155	77,074	91,709
Gain (loss) on deconsolidation	—	(256)	47,846
Gains (losses) on Extinguishment of Debt	(477)	(5,930)	(2,184)
Total other gains (losses)	21,821	(202,182)	144,557
Other income:
Other income	95,000	—	23,783
Total other income	95,000	—	23,783
Other expenses:
Management fees	—	24,609	32,514
Expense recoveries from Manager	—	(6,906)	(8,936)
Net management fees	—	17,703	23,578
Provision for loan losses, net	—	—	(232)
Compensation and benefits	26,901	10,544	—
General and administrative expenses	17,516	31,633	20,403
Servicing Fees of consolidated VIEs	31,178	25,244	10,004
Deal Expenses	17,424	8,272	1,398
Total other expenses	93,019	93,396	55,151
Income (loss) before income taxes	552,026	250,350	589,207
Income taxes	83	1	2
Net income (loss)	$551,943	$250,349	$589,205

Dividend on preferred stock	$2,449	$—	$—

Net income (loss) available to common shareholders	$549,494	$250,349	$589,205

Net income (loss) per share available to common shareholders:
Basic	$2.93	$1.25	$2.87
Diluted	$2.92	$1.25	$2.87

Weighted average number of common shares outstanding:
Basic	187,728,634	199,563,196	205,450,095
Diluted	188,024,838	199,650,177	205,508,769

Dividends declared per share of common stock	$2.44	$1.92	$1.80

(1) Includes interest income of consolidated VIEs of $678,623, $575,715, and $428,992 for the years ended December 31, 2016, 2015, and 2014 respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $249,708 $191,922 and $119,103 for the years ended December 31, 2016, 2015, 2014 respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the years Ended December 31, 2016, 2015 and 2014.

Our net income increased by $302 million to $552 million, or $2.93 per average basic common share, for the year ended December 31, 2016 as compared to $250 million, or $1.25 per average basic common share, for the year ended December 31, 2015. The increase in net income for the year ended December 31, 2016 is primarily due to an increase in net unrealized gains on financial instruments at fair value of $218 million and a one-time receipt of additional remedies against other parties of $95 million, as compared to the same period of 2015.

Our net income decreased by $339 million to $250 million, or $1.25 per average basic common share, for the year ended December 31, 2015 as compared to $589 million, or $2.87 per average basic common share, for the year ended December 31, 2014. The decrease in net income for the year ended December 31, 2015 is primarily due to an increase in net unrealized losses on financial instruments at fair value of $352 million, as compared to the same period of 2014.

Our primary source of income is interest income earned on our assets. Our economic net interest income equals interest income excluding interest earned on cash and cash equivalents less interest expense and realized losses on our interest rate swaps.

Interest Income

Interest income increased by $61 million, or 7%, to $934 million for the year ended December 31, 2016 as compared to$873 million for the same period of 2015. The increase is primarily due to the increase in interest income earned on subprime residential mortgage loans of $128 million as compared to the same period of 2015. This increase was offset, in part, by lower Agency RMBS interest income of $57 million as compared to the same period of 2015. These changes are primarily driven by the repositioning of our balance sheet by adding residential mortgage loans and decreasing our investments in Agency RMBS.

Interest income increased by $185 million, or 27%, to $873 million for the year ended December 31, 2015 as compared to $688 million for the same period of 2014. The increase is primarily due to the acquisition of seasoned sub-prime residential mortgage loan pools during the second half of 2014 and 2015. Seasoned sub-prime residential mortgage loans contributed $288 million of interest income during the year ended December 31, 2015 as compared to $104 million for the same period of 2014. In addition, we also increased our agency holdings which contributed an additional $12 million in interest income for the year as compared to 2014. These increases were offset by a decline in interest income of $38 million on our Non-Agency RMBS and jumbo prime securitizations held in consolidated VIEs as these portfolios receive principal paydowns.

Interest Expense

Interest expense increased by $89 million, or 34%, to $348 million for the year ended December 31, 2016 as compared to $259 million for the same period of 2015. The increase is primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $82 million and increased interest expense on the non-Agency repurchase agreement of $30 million. These increases were partially offset by decreased interest expense on Agency repurchase agreements of $18 million, securitized debt, collateralized by non-Agency RMBS of $15 million and jumbo prime residential mortgage loans of $7 million, respectively, due to their lower balances as compared to the same period of 2015. The increased expense on securitized debt, collateralized by seasoned subprime residential mortgage loans is driven by higher liability balance compared to the prior period. The increase in non-Agency repurchase agreements interest expense is due to additional non-Agency RMBS pledged as collateral for repurchase financing, as we tend to use longer term repurchase agreements to finance non-agency holdings resulting in a higher interest expense.

Interest expense increased by $111 million, or 76%, to $259 million for the year ended December 31, 2015 as compared to $148 million for the same period of 2014. The increase is primarily due to increased interest expense of $94 million on our securitized debt collateralized by seasoned sub-prime residential mortgage loans due to the financing added for the acquisition of seasoned sub-prime residential mortgage loans during the second half of 2014 and in 2015. Interest expense on repurchase agreements increased by $33 million during the year ended December 31, 2015 when compared to the same period of 2014, as repurchase agreements balances increased to finance both the Agency and Non-Agency portfolio. These increases were offset by a decline in interest expense of $23 million on our securitized debt, collateralized by Non-Agency RMBS and jumbo prime securitizations held in our consolidated VIEs as these portfolios receive principal paydowns.

Interest expense for GAAP reporting does not include the periodic costs of our derivative hedges, which are reported separately in our GAAP financial statements.

Economic Net Interest Income

Our “Economic net interest income” is a non-GAAP financial measure, that equals interest income, less interest expense and realized losses on our interest rate swaps. Realized losses on our interest rate swaps are the periodic net settlement payments made or received.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Realized gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps are used to manage the increase in interest paid on repurchase agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing actual interest expense and net interest income. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Net Realized Losses on Interest Rate Swaps	Other(2)	Economic Interest Expense	GAAP Net Interest Income	Net Realized Losses on Interest Rate Swaps	Other (1)(2)	Economic Net Interest Income
For the Year Ended December 31, 2016	$934,068	$347,857	$28,107	$—	$375,964	$586,211	$(28,107)	$(882)	$557,222
For the Year Ended December 31, 2015	$872,737	$259,365	$47,227	$(2,217)	$304,375	$613,372	$(47,227)	$1,218	$567,363
For the Year Ended December 31, 2014	$687,795	$147,785	$52,522	$—	$200,307	$540,010	$(52,522)	$(22)	$487,466

For the Quarter Ended December 31, 2016	$260,823	$106,737	$4,151	$—	$110,888	$154,086	$(4,151)	$40	$149,975
For the Quarter Ended September 30, 2016	$250,953	$94,911	$4,595	$—	$99,506	$156,042	$(4,595)	$(105)	$151,342
For the Quarter Ended June 30, 2016	$221,096	$83,227	$8,141	$—	$91,368	$137,869	$(8,141)	$(367)	$129,361
For the Quarter Ended March 31, 2016	$201,194	$62,981	$11,220	$—	$74,201	$138,213	$(11,220)	$(448)	$126,545
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

	For the Year Ended
	December 31, 2016			December 31, 2015
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$4,644,009	$135,011	2.9%	$6,563,992	$192,501	2.9%
Non-Agency RMBS	1,423,855	119,552	8.4%	1,274,326	103,522	8.1%
Non-Agency RMBS transferred to consolidated VIEs	1,309,752	249,414	19.0%	1,554,681	266,141	17.1%
Jumbo Prime securitized residential mortgage loans held for investment	398,306	13,305	3.3%	539,875	21,913	4.1%
Seasoned subprime securitized residential mortgage loans held for investment	6,786,271	415,904	6.1%	4,527,522	287,661	6.4%
Total	$14,562,193	$933,186	6.4%	$14,460,396	$871,738	6.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$4,159,651	$60,021	1.4%	$5,776,980	$77,976	1.3%
Non-Agency repurchase agreements	2,322,683	66,236	2.9%	1,627,909	36,693	2.3%
Securitized debt, collateralized by Non-Agency RMBS	432,192	20,710	4.8%	620,611	35,281	5.7%
Securitized debt, collateralized by jumbo prime residential mortgage loans	301,044	9,426	3.1%	431,653	16,766	3.9%
Securitized debt, collateralized by seasoned subprime residential mortgage loans	5,460,867	219,571	4.0%	3,738,936	137,659	3.7%
Total	$12,676,437	$375,964	3.0%	$12,196,089	$304,375	2.5%

Economic net interest income/net interest rate spread		$557,222	3.4%		$567,363	3.5%

Net interest-earning assets/net interest margin	$1,885,756		3.8%	$2,264,307		3.9%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.19

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

	For the Quarter Ended
	December 31, 2016			December 31, 2015
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$3,730,032	$38,494	4.1%	$5,967,169	$37,762	2.5%
Non-Agency RMBS	1,390,837	32,098	9.2%	1,452,456	27,993	7.7%
Non-Agency RMBS transferred to consolidated VIEs	1,208,217	61,021	20.2%	1,465,966	64,045	17.5%
Jumbo Prime securitized residential mortgage loans held for investment	355,578	2,958	3.3%	474,543	3,688	3.1%
Seasoned subprime securitized residential mortgage loans held for investment	8,337,725	126,292	6.1%	4,523,675	68,411	6.0%
Total	$15,022,389	$260,863	6.9%	$13,883,809	$201,899	5.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Agency repurchase agreements (2)	$3,199,755	$11,340	1.4%	$5,296,934	$20,045	1.5%
Non-Agency repurchase agreements	2,499,313	18,579	3.0%	2,095,149	12,677	2.4%
Securitized debt, collateralized by Non-Agency RMBS	357,422	5,610	6.3%	550,634	8,171	5.9%
Securitized debt, collateralized by jumbo prime residential mortgage loans	261,882	2,128	3.2%	370,160	3,041	3.3%
Securitized debt, collateralized by seasoned subprime residential mortgage loans	6,720,323	73,231	4.4%	3,601,082	32,694	3.6%
Total	$13,038,695	$110,888	3.4%	$11,913,959	$76,628	2.6%

Economic net interest income/net interest rate spread		$149,975	3.5%		$125,271	3.2%

Net interest-earning assets/net interest margin	$1,983,694		4.0%	$1,969,850		3.6%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.17

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income decreased by $10 million to $557 million for the year ended December 31, 2016 from $567 million for the same period of 2015. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 10 basis points for the year ended December 31, 2016 as compared to the same period of 2015. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities decreased by 10 basis points for the year ended December 31, 2016 as compared to the same periods of 2015. Average net interest-earning assets decreased by $379 million for the year ended December 31, 2016 from the same period of the prior year. The decrease in average net interest-earning assets for the year ended December 31, 2016 as compared to the same period of 2015, was primarily driven by a decrease in our investments in Agency MBS, which was partially offset by an increase in our secured loan portfolio. For the year ended December 31, 2016, our net interest margin declined slightly due to an increase in our average cost of funds, as the fed funds rate increased in December 2015 and again in December 2016. The aggregate portfolio has experienced several changes from the same period for the prior year as we have decreased our investments in Agency RMBS and increased our seasoned subprime securitized loans held for investment as a percentage of the total portfolio.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2016	$12,676,437	$375,964	3.00%	0.50%	1.06%	(0.56)%
For The Year Ended December 31, 2015	$12,196,089	$304,375	2.50%	0.20%	0.48%	(0.28)%
For The Year Ended December 31, 2014	$7,889,002	$200,306	2.54%	0.16%	0.33%	(0.17)%

For The Quarter Ended December 31, 2016	$13,038,695	$110,888	3.40%	0.60%	1.28%	(0.68)%
For The Quarter Ended September 30, 2016	$13,585,665	$99,506	2.93%	0.51%	1.15%	(0.64)%
For The Quarter Ended June 30, 2016	$12,986,780	$91,368	2.81%	0.40%	0.90%	(0.50)%
For The Quarter Ended March 31, 2016	$11,676,012	$74,201	2.54%	0.43%	0.88%	(0.45)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $480 million for the year ended December 31, 2016 as compared to the same period of 2015. Economic interest expense increased by $72 million for the year ended December 31, 2016 as compared to the same period of 2015. The increase in average interest-bearing liabilities is primarily a result of the increase in our securitized debt collateralized by seasoned subprime mortgage loans. Our economic interest expense has increased due to increased expenses on securitized debt collateralized by seasoned subprime mortgage loans and non-agency repurchase agreements, which was partially offset by decreased expenses on securitized debt collateralized by non-agency RMBS and Agency repurchase agreements.

Average one-month and six month LIBOR were up 30 basis points and 58 basis points, respectively, during the year ended December 31, 2016 as compared to the same period of 2015, contributing to the increase in economic interest expense in addition to increased average debt balances. Increases in the fed funds rate in December 2015 and 2016 contributed to the increase in interest expense. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $58 million, $67 million and $64 million for the years ended December 31, 2016, 2015, and 2014 respectively. Of these amounts, $39 million, $58 million and $59 million of the OTTI for the years ended December 31, 2016, 2015 and 2014 respectively, was related to securities included in our consolidated VIEs. As of December 31, 2016, we had 4 non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $426 thousand for which we did not recognize impairment. We intend to hold these securities until they recover their amortized cost. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the years ended December 31, 2016, 2015 and 2014 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the decline in our swap portfolio balance.

The table below shows a summary of our net gain (loss) on derivative instruments, for the year ended December 31, 2016, 2015 and 2014.

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(28,106)	$(47,225)	$(52,523)
Realized gain (loss) on derivative instruments, net:
Mortgage Options	—	443	7,505
Treasury Futures	(9,170)	(35,523)	(38,552)
Swaptions	(7,044)	(353)	(24)
Other Derivative Assets	(566)	(415)	742
Swaps - Terminations	(60,616)	(98,949)	—
Total realized gain (loss) on derivative instruments, net	(77,396)	(134,797)	(30,329)
Unrealized gain on derivative instruments, net:
Interest Rate Swaps	47,170	64,819	(84,913)
Mortgage Options	—	226	340
Treasury Futures	378	8,634	(17,856)
Swaptions	2,545	(6,294)	(1,067)
Total unrealized gain (loss) on derivative instruments, net:	50,093	67,385	(103,496)
Total gain (loss) on derivative instruments, net	$(55,409)	$(114,637)	$(186,348)

During the year ended December 31, 2016, we terminated interest rate swap agreements with a notional value of $3.3 billion at a loss of $61 million. The terminated swaps had original maturities ranging from 2017 to 2034. During the year ended December 31, 2015, we terminated interest rate swap agreements with a notional value of $1.2 billion for $99 million.

During the year ended December 31, 2016 and 2015, we decreased our Treasury futures positions by $133 million and $488 million of notional value, respectively.

Changes in our derivative positions were a result of changes in our portfolio composition and changes in interest rates.

During the year ended December 31, 2016, we recognized total net losses on derivatives of $55 million compared to net losses of $115 million for the same period of 2015. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures, swaptions and mortgage options. The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the received floating leg of these same swaps, resulting in a net payment on the periodic settlement of the swaps during the year.

In addition, we incurred realized losses on our short futures positions of $9 million, $36 million and $39 million during the years ended December 31, 2016, 2015 and 2014, respectively. The realized losses were driven primarily by declines in interest rates during these periods, which increased the Treasury futures prices, resulting in realized losses on our short futures positions.

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

Treasury futures are not included in our economic interest expense and economic net interest income. We also do not include any gains or losses on our mortgage options in our economic interest expense and economic net interest income as the mortgage options were sold for income generation and not as an economic hedge for changes in interest rates in our portfolio. As we identify opportunities in the mortgage backed securities market, we may from time to time purchase or sell mortgage options, including both call and put options to take advantage of these opportunities. We had no mortgage options as of December 31, 2016 and 2015. For the years ended December 31, 2015 and 2014, we had realized gains of $443 thousand and $8 million, respectively, on our mortgage options.

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

	As of		As of		As of
	December 31, 2016		December 31, 2015		December 31, 2014
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
IO RMBS securities	$9,271,757	$410,363	$12,433,432	$518,614	$9,322,862	$400,125
Non-Agency RMBS securities	N/A	18,602	N/A	20,339	N/A	$—
Securitized loans held for investment, at fair value	8,868,783	8,753,653	4,787,918	4,768,416	4,619,193	4,699,215
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	7,059,265	6,941,097	3,769,830	3,720,496	3,964,053	3,868,366
Total	$25,199,805	$16,123,715	$20,991,180	$9,027,865	$17,906,108	$8,967,706

	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value
Assets:
IO RMBS securities	$(2,884)	$(18,392)	$22,563
Non-Agency RMBS securities	5,568	(3,691)	—
Securitized loans held for investment, at fair value	146,635	(97,646)	144,960
Liabilities:
Securitized debt at fair value	(89,767)	(38,704)	26,011
Total	$59,552	$(158,433)	$193,534

IO RMBS securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools. The fair value of IO RMBS securities are heavily impacted by changes in expected prepayment rates. When IO securities prepay faster than expectations, the holder of the IO security will receive less interest on the investment due to the reduced principal.

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

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

For the years ended December 31, 2016, 2015, and 2014 we had net realized gains of $18 million, $77 million and $92 million, respectively, on sales of investments. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a loss on extinguishment of debt.

During the year ended December 31, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost of $10 million for $11 million. This transaction resulted in a net loss on the extinguishment of debt of $355 thousand. During the year ended December 31, 2016, the Company acquired securitized debt collateralized by seasoned subprime mortgage loans with an amortized cost of $609 million for $609 million. This transaction resulted in a net loss on the extinguishment of debt of $122 thousand.

Compensation, General and Administrative Expenses, Deal Expenses and Management Fees

The table below shows our total compensation and benefit expense, general and administrative, or G&A, expenses, deal expenses and management fees as compared to average total assets and average equity for the periods presented.

	Total Net Management Fee, Compensation and Other Expenses	Total Net Management Fee, Compensation and Other Expenses/Average Assets	Total Net Management Fee, Compensation and Other Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2016	$61,841	0.38%	2.06%
For The Year Ended December 31, 2015	$68,152	0.41%	2.05%
For The Year Ended December 31, 2014	$45,379	0.35%	1.31%

For The Quarter Ended December 31, 2016	$16,659	0.39%	2.16%
For The Quarter Ended September 30, 2016	$11,243	0.26%	1.50%
For The Quarter Ended June 30, 2016	$24,214	0.59%	3.30%
For The Quarter Ended March 31, 2016	$9,725	0.25%	1.33%

In connection with the internalization of our management and the termination of the management agreement with our former manager, we became internally managed and hired employees.  Thus, as of August 5, 2015, we began to incur compensation and benefits costs.  Compensation and benefits costs have effectively replaced the management fee as the cost to operate our business. Compensation and benefit costs for the year ended December 31, 2016 were $27 million.

G&A expenses for the years ended December 31, 2016, 2015, and 2014 were approximately $18 million, $32 million, and $20 million respectively. The G&A expenses are primarily comprised of auditing fees, software, market data and research, consulting fees and legal expenses. Our deal expenses increased by $9 million to $17 million for the year ended December 31, 2016, compared to $8 million for the same period of 2015, which was primarily driven by increased securitization activity of our seasoned subprime mortgage pools.

We did not incur any management fees during the year ended December 31, 2016, due to our Internalization. During the years ended December 31, 2015, and 2014, management fees incurred, net of expense recoveries, were $18 million and $24 million, respectively.

Servicing Fees

Servicing fees paid by our consolidated VIEs were approximately $31 million, $25 million, and $10 million for the year ended December 31, 2016, 2015, and 2014 respectively. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The increase in servicing fees for the period ended December 31, 2016 was driven by the creation of new securitizations in 2016, which added $5.2 billion of unpaid principal balance of securitized loans at acquisition. The servicing fees range from 25 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Core earnings

Core earnings is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains on the aggregate portfolio, impairment losses, realized gains on sales of investments, realized gains or losses on futures, realized gains or losses on swap terminations, gain on deconsolidation, extinguishment of debt and certain other non-recurring gains or losses. As defined, core earnings include interest income and expense as well as realized losses on interest rate swaps used to hedge interest rate risk. Management believes that the presentation of core earnings provides investors with a useful measure to facilitate comparisons of financial performance between our REIT peers, but has important limitations. We believe core earnings as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, core earnings should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP.

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$549,494	$250,349	$589,205
Adjustments:
Net other-than-temporary credit impairment losses	57,987	67,444	63,992
Net unrealized (gains) losses on derivatives	(50,093)	(67,385)	103,496
Net unrealized (gains) losses on financial instruments at fair value	(59,552)	158,433	(193,534)
Net realized (gains) losses on sales of investments	(18,155)	(77,074)	(91,709)
(Gains) losses on extinguishment of debt	477	5,930	2,184
Realized (gains) losses on terminations of interest rate swaps	60,616	98,949	—
Net realized (gains) losses on derivatives - Futures(1)	9,170	35,523	38,552
Total other (gains) losses	(95,000)	256	(71,629)
Core Earnings	$454,944	$472,425	$440,557

GAAP net income per basic common share	$2.93	$1.25	$2.87
Core earnings per basic common share(2)	$2.42	$2.37	$2.14

	For the Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$219,454	$172,817	$74,127	$83,098	$115,380
Adjustments:
Net other-than-temporary credit impairment losses	14,780	11,574	20,955	10,678	14,696
Net unrealized (gains) losses on derivatives	(101,475)	(27,628)	(22,100)	101,110	(46,842)
Net unrealized (gains) losses on financial instruments at fair value	20,664	(32,999)	(30,347)	(16,871)	69,793
Net realized (gains) losses on sales of investments	(11,121)	(3,079)	(6,631)	2,674	(34,285)
(Gains) losses on extinguishment of debt	(1,334)	45	—	1,766	(8,906)
Realized (gains) losses on terminations of interest rate swaps	—	—	60,158	458	(754)
Net realized (gains) losses on Futures (1)	(19,628)	7,823	(635)	21,609	(9,018)
Total other (gains) losses	—	—	—	—	256
Other income	—	—	—	(95,000)	—
Core Earnings	$121,340	$128,553	$95,527	$109,522	$100,320

GAAP net income per basic common share	$1.17	$0.92	$0.39	$0.44	$0.61
Core earnings per basic common share(2)	$0.65	$0.68	$0.51	$0.58	$0.53

(1) Included in net realized gains (losses) on derivatives in the Consolidated Statements of Operations.
(2) We note that core and taxable earnings will typically differ, and may materially differ, due to differences on realized gains and losses on investments and related hedges, credit loss recognition, timing differences in premium amortization, accretion of discounts, equity compensation and other items.

Our core earnings for the year ended December 31, 2016 were $455 million or $2.42 per average basic common share, compared to $472 million or $2.37 per average basic common share for the year ended December 31, 2015. Core earnings decreased for the for the year ended December 31, 2016 as compared to the same period of 2015 primarily due to decrease in net interest income, which was partially offset by lower hedging costs. The core earnings per average basic common share increased by $0.05 due to decrease in average basic common shares related to share buy back during the end of 2015.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For the Year Ended December 31, 2016	18.42%	18.59%	15.18%
For the Year Ended December 31, 2015	7.52%	17.12%	14.20%
For the Year Ended December 31, 2014	16.99%	14.06%	12.70%
For the Year Ended
For the Quarter Ended December 31, 2016	28.82%	19.48%	15.76%
For the Quarter Ended September 30, 2016	23.04%	20.18%	17.14%
For the Quarter Ended June 30, 2016	10.09%	17.61%	13.00%
For the Quarter Ended March 31, 2016	11.34%	17.28%	14.95%
* Includes effect of realized losses on interest rate swaps.

Return on average equity increased by 1,090 basis points for the year ended December 31, 2016 as compared to the same period of 2015. This was primarily due to an increase in our net income by $302 million to $552 million for the year ended December 31, 2016 as compared to net income of $250 million for the year ended December 31, 2015. Economic net interest income as a percentage of average equity increased by 147 basis points and core earnings as a percentage of average equity increased by 98 basis points for the year ended December 31, 2016 compared to the year ended December 31, 2015. This was primarily driven by the allocation of the Company's portfolio from Agency RMBS to seasoned subprime loans.

Financial Condition

Portfolio Review

During the year ended December 31, 2016, on an aggregate basis, we purchased $6.1 billion of assets, sold $2.7 billion of invested assets, and received $2.2 billion in principal payments related to our Agency, Non-Agency RMBS and securitized loans portfolio.

The following table summarizes certain characteristics of our portfolio at December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
Interest earning assets at period-end (1)	$16,251,470	$14,959,081
Interest bearing liabilities at period-end	$12,876,124	$11,689,250
GAAP Leverage at period-end	4.1:1	4.0:1
GAAP Leverage at period-end (recourse)	1.8:1	2.5:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	9.0%	10.4%
Senior	3.9%	4.7%
Senior, interest only	1.9%	1.9%
Subordinated	3.1%	3.7%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	7.6%	10.1%
Agency MBS	27.7%	46.0%
Residential	17.8%	37.2%
Commercial	8.9%	6.8%
Interest-only	1.0%	2.0%
Securitized loans held for investment	55.7%	33.5%
Fixed-rate percentage of portfolio	88.4%	84.7%
Adjustable-rate percentage of portfolio	11.6%	15.3%
Annualized yield on average interest earning assets for the periods ended	6.4%	6.0%
Annualized cost of funds on average borrowed funds for the periods ended (2)	3.0%	2.5%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at December 31, 2016 and December 31, 2015. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$884,579	$68.42	$76.17	3.1%	7.4%	12.5%	12.9%	22.4%	57.7%	9.4%	$9,671
Senior, interest only	$5,616,526	$5.16	$4.43	1.4%	11.5%	14.4%	13.7%	18.2%	59.2%	0.0%	$—
Subordinated	$673,259	$70.83	$82.21	3.8%	9.2%	13.5%	14.7%	15.8%	51.7%	15.9%	$6,148
Subordinated, interest only	$266,927	$5.20	$4.50	1.1%	13.5%	10.2%	10.9%	11.7%	56.1%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,338,183	$50.32	$78.78	4.8%	19.7%	14.8%	13.4%	18.8%	56.9%	1.5%	$17,643
Agency Mortgage-Backed Securities
Residential	$2,594,569	$105.78	$104.29	3.9%	3.0%	21.8%	15.9%	0.4%	N/A	N/A	$—
Commercial	$1,331,544	$102.64	$98.91	3.6%	2.9%	0.2%	0.1%	0.0%	N/A	N/A	$—
Interest-only	$3,356,491	$4.53	$4.31	0.8%	3.5%	26.4%	12.9%	0.3%	N/A	N/A	$—
Securitized loans	$8,868,783	$96.96	$98.85	6.5%	6.0%	11.1%	10.8%	3.8%	45.3%	N/A	$21,803
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$947,992	$69.97	$72.97	2.0%	5.1%	11.8%	11.5%	26.2%	57.8%	10.5%	$4,531
Senior, interest only	$5,388,159	$4.93	$4.23	1.6%	12.5%	13.7%	13.6%	19.5%	54.9%	0.0%	$—
Subordinated	$762,466	$69.25	$79.26	3.2%	8.8%	11.5%	14.7%	15.5%	54.5%	14.6%	$3,572
Subordinated, interest only	$284,931	$5.34	$3.95	1.2%	10.9%	9.7%	11.3%	14.5%	43.0%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,741,748	$52.47	$78.07	4.5%	17.7%	12.4%	11.9%	19.9%	61.6%	1.2%	$33,677
Agency Mortgage-Backed Securities
Residential	$5,045,418	$105.07	$104.41	3.7%	2.8%	8.5%	17.0%	0.1%	N/A	N/A	$—
Commercial	$952,091	$102.27	$102.28	3.4%	3.0%	0.8%	3.1%	0.0%	N/A	N/A	$—
Interest-only	$6,722,472	$4.17	$4.06	0.8%	3.4%	6.3%	9.9%	0.2%	N/A	N/A	$—
Securitized loans	$4,787,918	$99.54	$100.15	6.6%	5.8%	8.9%	9.2%	3.8%	58.0%	N/A	$11,822
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

The following table presents changes to Accretable Discount (net of premiums) as it pertains to our Non-Agency RMBS portfolio, excluding premiums on IOs, during the previous five quarters.

	For the Quarters Ended
Accretable Discount (Net of Premiums)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(dollars in thousands)
Balance, beginning of period	$733,060	$769,764	$778,847	$824,154	$873,091
Accretion of discount	(44,427)	(44,455)	(42,297)	(45,481)	(43,520)
Purchases	(33,987)	8,959	(1,001)	(11,102)	1,845
Sales and deconsolidation	(2,138)	(14,386)	(20,590)	—	(35,144)
Transfers from/(to) credit reserve, net	31,140	13,178	54,805	11,276	27,882
Balance, end of period	$683,648	$733,060	$769,764	$778,847	$824,154

Liquidity and Capital Resources

General

Liquidity measures our ability to meet cash requirements, including ongoing commitments to repay our borrowings, purchase RMBS, mortgage loans and other assets for our portfolio, pay dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, and proceeds from equity offerings.

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

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, a decline in the value of our collateral could cause a temporary liquidity shortfall due to the timing of margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell investments, potentially at a loss, or issue debt or additional common or preferred equity securities.

To meet our longer term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, as well as proceeds from equity offerings.

In addition to the principal sources of capital described above, we may enter into warehouse facilities and use longer dated structured repurchase agreements. The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $178 million, $114 million and $165 million at December 31, 2016, December 31, 2015 and December 31, 2014, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $64 million from December 31, 2015 to December 31, 2016.

Our operating activities provided net cash of approximately $553 million, $396 million and $183 million for the years ended December 31, 2016, 2015 and 2014, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. For the years ended December 31, 2016, 2015 and 2014, interest received net of interest paid was $582 million, $645 million and $466 million, respectively. This cash received was offset in part by payments on derivatives of $61 million and $99 million, for termination of swaps for the years ended December 31, 2016 and 2015, respectively, and margin payments on our derivatives of approximately $186 million for the year ended December 31, 2014.

Our investing activities used cash of $1.3 billion, provided cash of $2.0 billion and used cash of $5.8 billion for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, we purchased investments of $6.1 billion, primarily securitized loans held for investments. This cash used was offset in part by cash received on sales of investments of $2.7 billion, primarily Agency RMBS, and principal repayments on our Agency MBS, Non-Agency MBS and securitized loans of $2.2 billion. During the year ended December 31, 2015 we received cash from sales of investments of $7.7 billion and principal repayments of $2.1 billion. These cash receipts were offset in part by use of cash to purchase investments of $7.7 billion, primarily Agency RMBS. During the year ended December 31, 2014 we purchased investments of $9.2 billion, primarily Agency RMBS. This use of cash was offset in part during the period from sales of investments of $3.1 billion and principal repayments of $1.2 billion. During 2015, we also invested $774 million on the acquisition of consolidated VIEs. The purchases and sales activity was primarily due to our re-balancing of our Agency portfolio to maximize spread income and provide liquidity for purchases of seasoned subprime mortgage loan pools and non-Agency RMBS.

Our financing activities provided cash of $781 million, used cash of $2.5 billion and provided cash of $5.7 billion for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, we received cash of $4.8 billion on debt issuance. This cash provided was offset in part by net proceeds paid on repurchase agreements of $1.8 billion, repayment of principal on our securitized debt of $1.9 billion, and dividends paid of $454 million. During the year ended December 31, 2015, we used cash for repayment of principal on our securitized debt of $2.3 billion, net proceeds paid on repurchase agreements of $1.0 billion and dividends paid of $381 million. This use of cash was offset in part by cash receipt of $1.5 billion on debt issuance. During the year ended December 31, 2014, we received cash of $44 million on debt issuance and net proceeds received on repurchase agreements of $6.8 billion. This cash provided was offset in part by repayment of principal on our securitized debt of $527 million and dividends paid of $575 million.

Our recourse leverage is 1.8:1 and 2.5:1for the years ended December 31, 2016 and 2015, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our equity. The decrease in recourse leverage is driven by the sale of higher leverage agency positions to acquire residential mortgage loans.

We believe that our cash balances provide an appropriate level of liquidity. Even though we have unrestricted Agency MBS investments, we expect to meet our future cash needs primarily from principal and interest payments on our portfolio and do not anticipate we will need to sell unrestricted Agency MBS investments to meet our liquidity needs. We expect to continue to finance our MBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities, issue debt, or issue equity as a source of cash to fund new purchases.

At December 31, 2016 and December 31, 2015 the remaining maturities on our RMBS repurchase agreements were as follows.

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	2,947,604	3,312,902
30 to 59 days	958,956	2,501,513
60 to 89 days	407,625	246,970
90 to 119 days	559,533	430,026
Greater than or equal to 120 days	727,185	947,928
Total	$5,600,903	$7,439,339

Weighted average maturity of Repurchase agreements secured by:
Agency MBS	32 days	53 days
Non-agency MBS	98 days	137 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At December 31, 2016, and December 31, 2015, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.4% and 5.3%, respectively. At December 31, 2016, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS was 33.7% compared to 32.9% at December 31, 2015. At December 31, 2016, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.90% and 3.05%, respectively. At December 31, 2015, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.64% and 2.44%, respectively.

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

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. Our average repurchase agreement balance for the year ended December 31, 2016 decreased compared to our average repurchase agreement balance for the year ended December 31, 2015 due to lower borrowings related to our Agency portfolio. We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Year Ended December 31, 2016	$6,482,334	$5,600,903
Year Ended December 31, 2015	$7,404,890	$7,439,339
Year Ended December 31, 2014	$5,192,654	$8,455,381
Quarter End
Quarter End December 31, 2016	$5,699,068	$5,600,903
Quarter End September 30, 2016	$5,869,382	$5,817,519
Quarter End June 30, 2016	$6,863,960	$5,856,263
Quarter End March 31, 2016	$7,496,925	$7,545,631

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2016 and December 31, 2015, the carrying value of our total debt was approximately $12.9 billion and $11.7 billion, respectively, which represented a debt-to-equity ratio for both periods of approximately 4.1:1 and 4.0:1, respectively. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

At December 31, 2016, we had repurchase agreements with 25 counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring all our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of December 31, 2016 and December 31, 2015, we had $7.0 billion and $8.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

Our repurchase agreements have original maturities ranging from less than 30 days to 638 days and a weighted average original maturity of 131 days. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at December 31, 2016 range from 2 years to 18 years and have a weighted average maturity of approximately 8 years. We use these interest rate derivatives to protect the portfolio from short term changes in interest rates. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of December 31, 2016, we have posted $40 million of cash as collateral to our swap counterparty. We have four swaption counterparties and we have posted $10 million of securities as collateral to our swaption counterparties. We have two futures counterparties, and we have posted $3 million of cash as a collateral to our futures counterparties.

Secured Debt Financing Transactions

During the year ended December 31, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $10 million for $11 million. These transactions resulted in a net loss on the extinguishment of debt of $355 thousand. This loss is reflected in earnings for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $609 million for $609 million. These transactions resulted in a net loss on the extinguishment of debt of $122 thousand. This loss is reflected in earnings for the year ended December 31, 2016.

During the year ended December 31, 2015, the Company acquired securitized debt collateralized by loans with an outstanding principal balance of $1.4 billion for $1.4 billion. This transaction resulted in a net loss on the extinguishment of debt of $6 million. This loss is reflected in earnings for the year ended December 31, 2015. During 2014, the Company acquired securitized debt collateralized by Non-Agency RMBS with an outstanding principal balance of $54 million for $56 million. This transaction resulted in a loss on the extinguishment of debt of $2 million, which is reflected in earnings for the year ended December 31, 2014.

During the year ended December 31, 2016, we acquired controlling interests in several trusts collateralized by seasoned residential subprime mortgage loans. As we held the controlling interest, we consolidated the assets and liabilities, increasing our investments in mortgage loans by $5.2 billion and secured debt by $4.2 billion. The investment was financed through a combination of cash raised from sale of investments, securitized financing and additional repurchase agreements.

Exposure to European Financial Counterparties

Our MBS investments are primarily financed with repurchase agreements. We secure our borrowings under these agreements by pledging our MBS investments as collateral to the lender. The collateral we pledge exceeds the amount of the borrowings under each agreement. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged assets, we are at risk of losing the over-collateralized amount. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with 6 counterparties as of December 31, 2016 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at December 31, 2016:

December 31, 2016

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	2	$148,274	$(440)	$28,425	0.17%
Netherlands	1	171,180	—	9,872	0.06%
Switzerland	1	348,135	—	175,714	1.05%
United Kingdom	2	230,493	—	23,596	0.14%
Total	6	$898,082	$(440)	$237,607	1.42%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At December 31, 2016, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

If the European credit crisis, including countries that may choose to leave the Euro zone as Britain has, continues to impact these major European financial institutions, it is possible that it will also impact the operations of their U.S. subsidiaries. Our financings and operations could be adversely affected by such events. We monitor our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions, financial relief plans, credit spreads or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements or the fair value of swaps with our counterparties. We make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements or interest rate swaps, or may try to take other actions to reduce the amount of our exposure to a counterparty when necessary.

Stockholders’ Equity

During the year ended December 31, 2016, the Company sold 5,800,000 shares of 8.00% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a public offering price of $25.00 per share. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing in October 30, 2021, subject to the Company’s right, under limited circumstances, to redeem the Series A Preferred Stock prior to that date. Holders of the Series A Preferred Stock are entitled to receive, when and as declared, a dividend at a rate of 8.0% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. This transaction was completed in October 2016, pursuant to which we received proceeds, net of offering costs, of $140 million.

The Company declared a dividend to preferred stockholders of $2 million or $0.42 per preferred share in November 2016.
Other than as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the years ended December 31, 2016 and 2015. During the year ended December 31, 2016, the Company declared regular dividends to common shareholders totaling $364 million, or $1.94 per share, and a special dividend of $94 million, or $0.50 per share. For the year ended December 31, 2015, the Company declared dividends to common shareholders totaling $379 million or $1.92 per share.

Restricted Stock Grants

We granted 360 thousand Restricted Share Units ("RSU") awards during the year ended December 31, 2016 with a total grant date fair value of $5 million, which will be recognized as compensation expense on a straight-line basis over the three year vesting period. In addition, during the year ended December 31, 2016, the Company granted certain of its employees 180 thousand Performance Share Units (“PSU”) awards. PSU awards are designed to align compensation with the Company’s future performance.

At December 31, 2016 and December 31, 2015, there were approximately 578 thousand and 71 thousand unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2016 and December 31, 2015. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

December 31, 2016
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$5,502,178	$98,725	$—	$—	$5,600,903
Securitized debt, collateralized by Non-Agency RMBS	98,565	82,563	23,854	31,973	236,955
Securitized debt at fair value, collateralized by loans held for investment	1,151,519	1,841,808	1,423,706	2,477,123	6,894,156
Interest expense on RMBS repurchase agreements (1)	32,695	984	—	—	33,679
Interest expense on securitized debt (1)	292,521	518,929	384,928	673,272	1,869,650
Total	$7,077,478	$2,543,009	$1,832,488	$3,182,368	$14,635,343
(1) Interest is based on variable rates in effect as of December 31, 2016.

December 31, 2015
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$7,180,496	$258,841	$—	$—	$7,439,337
Securitized debt, collateralized by Non-Agency RMBS	137,642	178,191	60,872	52,280	428,985
Securitized debt at fair value, collateralized by loans held for investment	591,171	941,704	734,291	1,502,663	3,769,829
Interest expense on RMBS repurchase agreements (1)	24,974	2,099	—	—	27,073
Interest expense on securitized debt (1)	144,515	263,056	221,412	466,405	1,095,388
Total	$8,078,798	$1,643,891	$1,016,575	$2,021,348	$12,760,612
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

Capital Expenditure Requirements

At December 31, 2016 and December 31, 2015, we had no material commitments for capital expenditures.

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

We hold our RMBS as available-for-sale, record these investments at estimated fair value as described in Note 5 of our consolidated financial statements, and include unrealized gains and losses considered to be temporary in Other comprehensive income in our Consolidated Statements of Operations. From time to time, as part of the overall management of our portfolio, we may sell any of our RMBS investments and recognize a realized gain or loss as a component of earnings in our Consolidated Statements of Operations utilizing the specific identification method.

Our accounting policies for recognition of interest income and OTTI related to RMBS are described in Note 2 of the consolidated financial statements. As noted therein, there are three different accounting models that may be applicable for purposes of the recognition of interest income and OTTI on RMBS, and include the following:

ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20) - applies to all Agency RMBS and certain Non-Agency RMBS of high credit quality that, at the time of purchase, we expect to collect all contractual cash flows and the security cannot be contractually prepaid in such a way that we would not recover substantially all of our recorded investment.

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) - applies to Non-Agency RMBS where there is evidence of deterioration in credit quality and we do not expect to collect all contractual cash flows of the security.

ASC 325-40, Beneficial Interests in Securitized Financial Assets (ASC 325-40) - applies to certain Non-Agency RMBS not within the scope of ASC 310-20 or ASC 310-30. These include Non-Agency RMBS which is not of high credit quality at the time of purchase or that can be contractually prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment.

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

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to twenty-five consolidated variable interest entities, or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

We currently consolidate nineteen residential mortgage loan securitizations and six RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime and sub prime residential mortgage loans. The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily what we classify as collateral backed by Alt-A first lien mortgages of 2005-2007 vintages. We categorize collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when we purchased the security more resembles typical Alt-A collateral. We define Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.

Our determination to consolidate these twenty-five VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to replace defaulting loans with performing loans resulted in us having the power that most significantly impacts the economic performance of the VIE. For the six consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these six entities.

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

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market. The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 74% and 56% of total assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, respectively. Level 3 liabilities represent approximately 100% and 98% of total liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

Our assets and liabilities which are measured at fair value are discussed in Note 5 to our consolidated financial statements.

Recent Accounting Pronouncements

Refer to Note 2(o) in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company or expected to be adopted by the Company in the future.

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

Credit Risk

We are subject to credit risk in connection with our investments in Non-Agency RMBS and residential mortgage loans and face more credit risk on assets we own which are rated below ‘‘AAA.’’ The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles and loan characteristics. We or a third party performs an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the mortgage. Depending on the size of the loans, we may not have reviewed all of the loans in a pool, but rather selected loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk.  Additionally, before the purchase of loans, we obtain representations and warranties from each seller with respect to the mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property.  A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. We use compensating factors such as liquid assets, low loan to value ratios and regional unemployment statistics in evaluating loans. Our resources include a proprietary portfolio management system, as well as third party software systems. We may utilize a third party due diligence firm to perform an independent underwriting review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review. We reject loans that fail to conform to our standards and do not meet our underwriting criteria. Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data and servicer files. Additionally, the Non-Agency RMBS and other ABS which we acquire for our portfolio are reviewed by us to ensure that they satisfy our risk based criteria. Our review of Non-Agency RMBS and other ABS includes utilizing a proprietary portfolio management system. Our review of Non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on Non-Agency RMBS and other ABS. This analysis includes an evaluation of the collateral characteristics supporting the RMBS such as borrower payment history, credit profiles, geographic concentrations, credit enhancement, seasoning, and other pertinent factors.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally repurchase agreements, warehouse facilities and securitization/re-securitization trusts. Our repurchase agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We intend to mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, futures and mortgage options.

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

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of the assets we acquire. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets compared to the duration of our liabilities and hedges. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2016 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2016
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	3.28%	1.85%
-50 Basis Points	5.61%	1.07%
Base Interest Rate	—	—
+50 Basis Points	(5.97)%	(1.25)%
+100 Basis Points	(14.59)%	(2.60)%
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

Extension Risk

Management computes the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when fixed-rate or hybrid adjustable-rate mortgage loans or RMBS are acquired via borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates as the borrowing costs are effectively fixed for the duration of the fixed-rate portion of the related assets. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed and hybrid adjustable-

rate assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Real Estate Market Risk

We own assets secured by real property and may own real property directly in the future. Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions and unemployment (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; natural disasters and other acts of God; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to incur losses.

Risk Management

Subject to maintaining our REIT status, we seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage risk by:

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

•
using securitization financing to lower average cost of funds relative to short-term financing vehicles further allowing us to receive the benefit of attractive terms for an extended period of time in contrast to short term financing and maturity dates of the investments not included in the securitization; and

•
actively managing, through assets selection, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our investments and the interest rate indices and adjustment periods of our financings.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2016. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2016
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$331,743	$1,271,830	$—	$14,661,252	$16,264,825
Cash equivalents	177,714	—	—	—	177,714
Total rate sensitive assets	$509,457	$1,271,830	$—	$14,661,252	$16,442,539

Rate sensitive liabilities	7,188,411	5,676,163	1,687	—	12,866,261
Interest rate sensitivity gap	$(6,678,954)	$(4,404,333)	$(1,687)	$14,661,252	$3,576,278

Cumulative rate sensitivity gap	$(6,678,954)	$(11,083,287)	$(11,084,974)	$3,576,278

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(41)%	(67)%	(67)%	22%

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

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this 2016 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures covering the preparation and review of this 2016 annual report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.
(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in page F-2 under Item 8. "Financial Statements and Supplementary Data."

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter and year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2017 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 01, 2017. The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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
2.1
Transition Services Agreement, dated as of August 5, 2015, by and between the Company and Fixed Income Discount Advisory Company (filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on August 5, 2015 and incorporated herein by reference)

2.2
Share Repurchase Agreement, dated as of August 5, 2015, by and between the Company and Annaly Capital Management, Inc. (filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on August 5, 2015 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference)

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.5
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation(filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.6
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series A Preferred Stock (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference)

3.7	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on January 10, 2017 and incorporated herein by reference)

4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

4.2	Form of Series A Preferred Stock Certificate (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference)
10.1†	Form of Amended and Restated Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on December 11, 2015 and incorporated herein by reference)
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

10.4†	Form of Performance Share Unit Agreement (filed as Exhibit 10.4 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)
10.5†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.5 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)
10.6†	Stock Award Deferral Program (filed as Exhibit 10.6 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)
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

10.16†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Matthew Lambiase (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.17†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.18†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Mohit Marria (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.19†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Robert Colligan (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.20†	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)
10.21
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

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 20, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Chimera Investment Corporation

We have audited Chimera Investment Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of the Company and our report dated February 20, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 20, 2017

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$177,714	$114,062
Non-Agency RMBS, at fair value	3,330,063	3,675,841
Agency MBS, at fair value	4,167,754	6,514,824
Securitized loans held for investment, at fair value	8,753,653	4,768,416
Accrued interest receivable	79,697	66,247
Other assets	166,350	189,796
Derivatives, at fair value, net	9,677	15,460
Total assets (1)	$16,684,908	$15,344,646
Liabilities:
Repurchase agreements, MBS ($7.0 billion and $8.8 billion pledged as collateral, respectively)	$5,600,903	$7,439,339
Securitized debt, collateralized by Non-Agency RMBS ($1.8 billion and $2.1 billion pledged as collateral, respectively)	334,124	529,415
Securitized debt at fair value, collateralized by loans held for investment ($8.8 billion and $4.8 billion pledged as collateral, respectively)	6,941,097	3,720,496
Payable for investments purchased	520,532	560,641
Accrued interest payable	48,670	37,432
Dividends payable	97,005	90,097
Accounts payable and other liabilities	16,694	11,404
Derivatives, at fair value	2,350	9,634
Total liabilities (1)	$13,561,375	$12,398,458

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock: par value $0.01 per share; 8% Series A cumulative redeemable; 100,000,000 shares authorized, 5,800,000 and 0 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$—
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,739,634 and 187,711,868 shares issued and outstanding, respectively	1,877	1,877
Additional paid-in-capital	3,508,779	3,366,568
Accumulated other comprehensive income	718,106	773,791
Cumulative earnings	2,443,184	1,891,239
Cumulative distributions to stockholders	(3,548,471)	(3,087,287)
Total stockholders' equity	$3,123,533	$2,946,188
Total liabilities and stockholders' equity	$16,684,908	$15,344,646

(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of December 31, 2016 and December 31, 2015, total assets of consolidated VIEs were $10,761,954 and $7,031,278, respectively, and total liabilities of consolidated VIEs were $7,300,163 and $4,262,017, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net Interest Income:
Interest income (1)	$934,068	$872,737	$687,795
Interest expense (2)	347,857	259,365	147,785
Net interest income	586,211	613,372	540,010
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(9,589)	(8,700)	(8,713)
Portion of loss recognized in other comprehensive income	(48,398)	(58,744)	(55,279)
Net other-than-temporary credit impairment losses	(57,987)	(67,444)	(63,992)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	50,093	67,385	(103,496)
Realized gains (losses) on terminations of interest rate swaps	(60,616)	(98,949)	—
Net realized gains (losses) on derivatives	(44,886)	(83,073)	(82,852)
Net gains (losses) on derivatives	(55,409)	(114,637)	(186,348)
Net unrealized gains (losses) on financial instruments at fair value	59,552	(158,433)	193,534
Net realized gains (losses) on sales of investments	18,155	77,074	91,709
Gain (loss) on deconsolidation	—	(256)	47,846
Gains (losses) on Extinguishment of Debt	(477)	(5,930)	(2,184)
Total other gains (losses)	21,821	(202,182)	144,557
Other income:
Other income	95,000	—	23,783
Total other income	95,000	—	23,783
Other expenses:
Management fees	—	24,609	32,514
Expense recoveries from Manager	—	(6,906)	(8,936)
Net management fees	—	17,703	23,578
Provision for loan losses, net	—	—	(232)
Compensation and benefits	26,901	10,544	—
General and administrative expenses	17,516	31,633	20,403
Servicing Fees of consolidated VIEs	31,178	25,244	10,004
Deal Expenses	17,424	8,272	1,398
Total other expenses	93,019	93,396	55,151
Income (loss) before income taxes	552,026	250,350	589,207
Income taxes	83	1	2
Net income (loss)	$551,943	$250,349	$589,205

Dividend on preferred stock	2,449	—	—

Net income (loss) available to common shareholders	$549,494	$250,349	$589,205

Net income (loss) per share available to common shareholders:
Basic	$2.93	$1.25	$2.87
Diluted	$2.92	$1.25	$2.87

Weighted average number of common shares outstanding:
Basic	187,728,634	199,563,196	205,450,095
Diluted	188,024,838	199,650,177	205,508,769

Dividends declared per share of common stock	$2.44	$1.92	$1.80

(1) Includes interest income of consolidated VIEs of $678,623, $575,715, and $428,992 for the years ended December 31, 2016, 2015, and 2014 respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $249,708, $191,922 and $119,103 for the years ended December 31, 2016, 2015, 2014 respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Comprehensive income (loss):
Net income (loss)	$551,943	$250,349	$589,205
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(88,527)	(263,049)	134,113
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	57,987	67,444	63,992
Reclassification adjustment for net realized losses (gains) included in net income	(25,145)	(77,284)	(94,382)
Reclassification adjustment for gain on deconsolidation included in net income	—	—	(47,846)
Other comprehensive income (loss)	(55,685)	(272,889)	55,877
Comprehensive income (loss) before preferred stock dividends	$496,258	$(22,540)	$645,082
Dividends declared on preferred stock	$2,449	$—	$—
Comprehensive income (loss) available to common stock shareholders	$493,809	$(22,540)	$645,082

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2013	$—	$2,055	$3,613,458	$990,803	$1,063,822	$(2,338,628)	$3,331,510
Net income (loss)	—	—	—	—	589,205	—	589,205
Other comprehensive income (loss)	—	—	—	55,877	—	—	55,877
Stock based compensation	—	—	953	—	—	—	953
Common dividends declared	—	—	—	—	—	(369,855)	(369,855)
Balance, December 31, 2014	$—	$2,055	$3,614,411	$1,046,680	$1,653,027	$(2,708,483)	$3,607,690

Balance, December 31, 2014	$—	$2,055	$3,614,411	$1,046,680	$1,653,027	$(2,708,483)	$3,607,690
Net income (loss)	—	—	—	—	250,349	—	250,349
Cumulative effect of accounting change (1)	—	—	—	—	(12,137)	—	(12,137)
Other comprehensive income (loss)	—	—	—	(272,889)	—	—	(272,889)
Stock based compensation	—	2	1,977	—	—	—	1,979
Repurchase of common stock	—	(180)	(249,820)	—	—	—	(250,000)
Common dividends declared	—	—	—	—	—	(378,804)	(378,804)
Balance, December 31, 2015	$—	$1,877	$3,366,568	$773,791	$1,891,239	$(3,087,287)	$2,946,188

Balance, December 31, 2015	$—	$1,877	$3,366,568	$773,791	$1,891,239	$(3,087,287)	$2,946,188
Net income (loss)	—	—	—	—	551,943	—	551,943
Other comprehensive income (loss)	—	—	—	(55,685)	—	—	(55,685)
Stock based compensation	—	—	2,206	—	—	—	2,206
Common dividends declared	—	—	—	—	—	(458,735)	(458,735)
Preferred dividends declared	—	—	—	—	—	(2,449)	(2,449)
Issuance of preferred stock	58	—	140,007	—	—	—	140,065
Balance, December 31, 2016	$58	$1,877	$3,508,781	$718,106	$2,443,182	$(3,548,471)	$3,123,533

(1) Adoption of ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net income	$551,943	$250,349	$589,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(3,127)	3,813	(72,569)
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	1,543	17,145	11,552
Amortization of swaption premium	6,559	—	—
Net unrealized losses (gains) on derivatives	(50,093)	(67,385)	103,496
Net realized losses (gains) on option contracts settled	—	—	1,246
Proceeds (payments) for derivative sales and settlements	—	(13,495)	(6,923)
Margin (paid) received on derivatives	56,050	82,671	(186,462)
Net unrealized losses (gains) on financial instruments at fair value	(59,552)	158,433	(193,534)
Net realized losses (gains) on sales of investments	(18,155)	(77,074)	(91,709)
(Gains) loss on deconsolidation	—	256	(47,846)
Net other-than-temporary credit impairment losses	57,987	67,444	63,992
(Gain) loss on extinguishment of debt	477	5,930	2,184
Provision for loan losses, net	—	—	(232)
Equity-based compensation expense	2,204	1,979	956
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(13,450)	4,852	(37,570)
Decrease (increase) in other assets	3,994	(42,738)	16,471
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	5,290	8,935	608
Increase (decrease) in investment management fees and expenses payable to affiliate	—	(10,357)	4,699
Increase (decrease) in accrued interest payable, net	11,237	5,544	25,213
Net cash provided by (used in) operating activities	$552,907	$396,302	$182,777
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(1,040,290)	$(6,590,731)	$(8,860,042)
Sales	2,570,025	7,563,771	2,555,570
Principal payments	649,961	1,061,193	512,202
Non-Agency RMBS portfolio:
Purchases	(203,400)	(850,750)	(365,240)
Sales	95,399	158,404	513,030
Principal payments	532,701	385,988	323,900
Securitized loans held for investment:
Purchases	(4,897,370)	(281,811)	—
Principal payments	1,022,414	699,118	316,372
Acquisition of investments in consolidated VIEs	—	(109,872)	(774,350)
Disposition of investments in consolidated VIEs	—	2,601	—
Net cash provided by (used in) investing activities	$(1,270,560)	$2,037,911	$(5,778,558)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$34,202,707	$41,644,280	$27,128,227
Payments on repurchase agreements	(36,041,143)	(42,660,323)	(20,331,406)
Net proceeds from common stock offerings	—	—	—
Net proceeds from preferred stock offerings	140,065	—	—
Payments on repurchase of common stock	—	(250,000)	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	4,797,255	1,483,301	43,981
Payments on securitized debt borrowings, collateralized by loans held for investment	(1,668,670)	(2,138,623)	(341,313)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(194,634)	(182,217)	(185,369)
Repurchase of securitized debt borrowings, collateralized by Non-Agency RMBS	—	—	(56,072)
Common dividends paid	(454,275)	(381,189)	(575,276)
Net cash provided by (used in) financing activities	$781,305	$(2,484,771)	$5,682,772
Net increase (decrease) in cash and cash equivalents	63,652	(50,558)	86,991
Cash and cash equivalents at beginning of period	114,062	164,620	77,629
Cash and cash equivalents at end of period	$177,714	$114,062	$164,620

Supplemental disclosure of cash flow information:
Interest received	$917,491	$881,403	$577,123

Interest paid	$335,077	$236,676	$111,020
Management fees and expenses paid	$—	$34,996	$27,815
Non-cash investing activities:
Receivable for investments sold	$—	$—	$1,572,056
Payable for investments purchased	$520,532	$(560,641)	$(1,845,282)
Net change in unrealized gain (loss) on available-for sale securities	$(55,685)	$(272,889)	$55,877

Acquisition of securities in Consolidated VIEs
Securitized loans held for investment, at fair value	$—	$295,225	$4,722,825
Other assets	$—	$—	$84,830
Securitized debt at fair value	$—	$(185,353)	$4,033,304

Disposition of securities in Consolidated VIEs
Non-agency RMBS, at fair value	$—	$49,118	$—
Securitized loans held for investment, at fair value	$—	$(287,806)	$—
Securitized debt at fair value	$—	$236,087	$—

Non-cash financing activities:
Common dividends declared, not yet paid	$94,557	$90,097	$92,483
Preferred dividends declared, not yet paid	$2,449	$—	$—
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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has nine wholly owned direct subsidiaries: Chimera RMBS Whole Pool LLC, and Chimera RMBS LLC formed in June 2009; Chimera Special Holdings LLC, formed in January 2010; CIM Trading Company LLC (“CIM Trading”), formed in July 2010; Chimera Funding TRS LLC (“CIM Funding TRS”), a TRS formed in October 2013, Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera Insurance Company, LLC formed in July 2015 and Chimera RR Holdings LLC formed in April 2016.

Until August 5, 2015, the Company was externally managed by Fixed Income Discount Advisory Company (“FIDAC” or “Manager”) pursuant, to the terms of a management agreement (“Management Agreement”). On August 5, 2015, the Company announced it had internalized its management and would continue to be led by its key professionals. In connection with the internalization, the Company and FIDAC terminated the Management Agreement.

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

The consolidated financial statements include, the Company’s accounts, the accounts of its wholly-owned subsidiaries, and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Determining the primary beneficiary of a VIE requires significant judgment. The Company determined that for the securitizations it consolidates, its ownership provides the Company with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, the Company has the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance (“power”) such as rights to direct servicer activity or the Company was determined to have power in connection with its involvement with the purpose and design of the VIE.

The Company’s interest in the assets held by these securitization vehicles, which are consolidated on the Company’s Statements of Financial Condition, is restricted by the structural provisions of these trusts, and a recovery of the Company’s investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s Statements of Financial Condition, are non-recourse to the Company, and can generally only be satisfied from each securitization vehicle’s respective asset pool.

The assets of securitization entities are comprised of senior classes of residential mortgage backed securities (“RMBS”) or residential mortgage loans. See Notes 3, 4 and 8 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2016 and December 31, 2015.

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

The Company also invests in Interest Only Agency MBS strips and Interest Only Non-Agency RMBS strips (“IO MBS strips”). IO MBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. Interest income on IO MBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium is calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). The Company accounts for IO MBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations.

The Company classifies the majority of its MBS as available-for-sale and records investments at estimated fair value as described in Note 5 of these consolidated financial statements. The Company includes unrealized gains and losses considered to be temporary on all MBS in Other comprehensive income (“OCI”) in the Consolidated Statements of Operations. For IO MBS strips and certain other MBS investments, the Company carries these investments at fair value with changes in fair value included in earnings in the Consolidated Statements of Operations. From time to time, as part of the overall management of its portfolio, the Company may sell any of its investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations utilizing the average cost method.

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

Under ASC 310-20, interest income, including premiums and discounts associated with the acquisition of these securities, is recognized over the life of such securities using the interest method based on the contractual cash flows of the security. In applying the interest method, the Company considers estimates of future principal prepayments in the calculation of the effective yield. Differences that arise between previously anticipated prepayments and actual prepayments received, as well as changes in future prepayment assumptions, result in a recalculation of the effective yield on the security on a quarterly basis. This recalculation results in the recognition of an adjustment on a prospective basis to the carrying amount of the security based on the revised prepayment assumptions and a corresponding increase or decrease in reported interest income.

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

The Company’s estimate of the amount and timing of cash flows for its MBS is based on its review of the underlying securities or mortgage loans securing the MBS. The Company considers historical information available and expected future performance of the underlying securities or mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, current and forecast interest rates, general market assessments and dialogue with market participants. As a result, substantial judgment is used in the Company’s analysis to determine the expected cash flows for its MBS.

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

(e) Securitized Loans Held for Investment

Prime residential mortgage loans:

A portion of the securitized loan portfolio is primarily comprised of non-conforming, single family, owner occupied, jumbo prime loans that are not guaranteed as to repayment of principal or interest. These securitized loans are serviced and may be modified, in the event of a default, by a third-party servicer. The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in default, including whether or not to proceed with foreclosure. These mortgage loans are designated as held for investment. Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis. The securitized loan portfolio comprised of non-conforming, single family, owner occupied, jumbo, prime loans is carried at fair value with changes in fair value recorded in earnings.

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

All residential mortgage loans:

Interest is accrued on all securitized loans held for investment when due. Interest which is not received at the due date is written off when it becomes delinquent. Nonrefundable fees and costs related to acquiring the Company’s securitized residential mortgage loans are recognized as expenses in the Consolidated Statements of Operations. Income recognition is suspended for loans when, based on information from the servicer, a full recovery of interest or principal becomes doubtful.

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at December 31, 2016 and December 31, 2015 was $13 million and $18 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

(f) Repurchase Agreements

The Company finances the acquisition of a significant portion of its mortgage-backed securities with repurchase agreements. The Company has evaluated each agreement and has determined that each of the repurchase agreements be accounted for as secured borrowings, which is recourse to the Company.

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

The Company recognizes interest expense on securitized debt over the contractual life of the debt using the interest method with changes in yield reflected in earnings on a retrospective basis.

The Company estimates the fair value of its securitized debt as described in Note 5 to these consolidated financial statements.

(h) Fair Value

Interest-Only MBS:

The Company accounts for the IO MBS strips at fair value with changes in fair value reported in earnings. The IO MBS strips are included in MBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $266 million and $245 million as of December 31, 2016 and December 31, 2015. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $145 million and $273 million as of December 31, 2016 and December 31, 2015. Interest income on all IO MBS securities was $43 million and $49 million for the years ended December 31, 2016 and 2015, respectively.

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

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings is $19 million and $20 million as of December 31, 2016 and December 31, 2015, respectively.

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

Changes in fair value of securitized loans held for investment are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations.

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

Changes in fair value of securitized debt, collateralized by loans held for investment are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations.

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

(k) Income Taxes

The Company has elected to be taxed as a REIT and intends to comply with the provision of the Code, with respect thereto. Accordingly, the Company will generally not be subject to federal, state or local income taxes to the extent that qualifying distributions are made to stockholders and as long as certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost. The Company, CIM Trading and CIM Funding TRS have made joint elections to treat CIM Trading and CIM Funding TRS as TRSs. The TRS election with respect to CIM Trading has been revoked as of December 31, 2016. Because it is wholly owned by the Company, the revocation of its TRS election will cause CIM Trading to be disregarded as an entity separate from the Company after December 31, 2016. CIM Funding TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of December 31, 2016 or 2015.

(l) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock.

(m) Stock-Based Compensation

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

(n) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates including in accounting for income recognition and OTTI on Agency and Non-Agency RMBS and IO MBS (Note 3), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4), securitized debt (Note 7) and derivative instruments (Notes 5 and 9). Actual results could differ materially from those estimates.

(o) Recent Accounting Pronouncements

Statement of Cash Flows - Restricted Cash – (Topic 230)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The guidance in the ASU is effective for the Company as of January 1, 2018. Early adoption is allowed. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company is not planning to early adopt and is currently evaluating what impact this update will have on the consolidated financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments – (Topic 230)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on eight specific cash flow issues. The guidance is intended to reduce diversity in practice on those issues across all industries. The guidance in the ASU is effective for the Company as of January 1, 2018. Early adoption is allowed. The guidance is to be applied retrospectively, unless it is impracticable to do so for an issue, then the amendments related to that issue would be applied prospectively. The Company did not elect to early adopt the provisions of this update. The Company is currently evaluating what impact this update will have on the consolidated financial statements.

Financial Instruments - Credit Losses – (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current model for recognizing credit losses from an incurred credit loss model to a current expected credit loss (CECL) model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale (AFS) debt securities when the fair value of an AFS debt security is below the amortized cost of the asset rather than reduce the carrying amount, as we do under the current OTTI model. This update also simplifies the accounting model for purchased credit-impaired debt securities and loans. The changes in the allowances created in accordance with this update will be recorded in earnings. The update also expands the disclosure requirements regarding the Company's assumptions, models, and methods for estimating the expected credit losses. In addition, the Company will disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The guidance in the ASU is effective for the Company as of January 1, 2020. Early adoption is allowed, beginning January 1, 2019. The standard requires entities to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. The Company did not elect to early adopt the provisions of this update. The Company is currently evaluating what impact this update will have on the consolidated financial statements.

Share Based Payments – (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this update companies will no longer record excess tax benefits and certain tax deficiencies associated with an award of equity instruments in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled, and additional paid-in capital pools will be eliminated. The updated guidance will also allow the Company to repurchase more shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance in the ASU is effective for the Company as of January 1, 2017. Early adoption is allowed. The guidance is to be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded in retained earnings. The Company did not elect to early adopt the provisions of this update. The Company is currently evaluating what impact this update will have on the consolidated financial statements.

Contingent Put and Call Options in Debt Instruments – (Topic 815)

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments Accounting.  This update clarifies that when a call or put option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call or put option is related to interest rates or credit risk in determining whether the option should be accounted for separately as a derivative. The guidance in the ASU is effective for the Company as of January 1, 2017. Early adoption is permitted.  The new guidance applies to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective method as of the beginning of the period of adoption. The Company did not elect to early adopt the provisions of this update. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements as all of its debt instruments with contingent Put and Call options are eliminated on consolidation.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships – (Topic 815)

In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance in the ASU is effective for the Company as of January 1, 2017. Early adoption is allowed.  The new guidance may be applied prospectively or on a modified retrospective basis. The Company did not elect to early adopt the provisions of this update. The Company currently does not use hedge accounting for GAAP reporting purposes, therefore this guidance is not expected to have a material effect on the Company’s financial statements.

Financial Instruments—Overall (Subtopic 825-10)

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This update changes how the Company will present changes in the fair value of financial liabilities measured under the fair value option that are attributable to our own credit.  Under the updated guidance, the Company will record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income.  The update also requires fair value measurement for equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any changes in fair value recognized in net income.  The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. In addition, the Company will have to use the exit price notion when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  The guidance in the ASU is effective for the Company as of January 1, 2018. Early adoption for certain provisions of the update is allowed.  Any adjustment as a result of the adoption of this standard will be recorded as a cumulative-effect adjustment to beginning retained earnings as of the first period in which the guidance is adopted.  The Company did not elect to early adopt the provisions of this update and is currently evaluating what impact this update will have on the consolidated financial statements.

Consolidations (Subtopic 810)

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. This update affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. The guidance in the ASU is effective for the Company as of January 1, 2016. The Company has adopted this guidance as of January 1, 2016. The guidance in this ASU did not change the consolidation conclusion for any of our interests in VIEs and, therefore, did not impact the consolidated financial statements.

Interest—Imputation of Interest (Subtopic 835-30)

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issue Costs. This update changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company adopted this guidance as of January 1, 2016. As the unamortized debt issuance costs are not significant, the guidance in this ASU did not have a significant impact on the consolidated financial statements.

Presentation of Financial Statements—Going Concern (Subtopic 205-40)

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires the Company to perform interim and annual assessments of its ability to continue as a going concern within one year of the date the financial statements are issued. The Company must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The company has adopted this guidance as of January 1, 2016. The Company has performed an annual assessment of its ability to continue as a going concern and concluded no additional disclosures are required.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in residential and commercial Agency MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date.

		December 31, 2016
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,190,947	$231	$(1,412,058)	$1,779,120	$2,511,003	$732,133	$(250)	$731,883
Senior, interest-only	5,648,339	292,396	—	292,396	253,539	18,674	(57,531)	$(38,857)
Subordinated	673,259	16,352	(212,734)	476,877	553,498	77,857	(1,236)	$76,621
Subordinated, interest-only	266,927	13,878	—	13,878	12,024	—	(1,854)	$(1,854)
Agency MBS
Residential	2,594,570	149,872	—	2,744,442	2,705,978	11,235	(49,699)	$(38,464)
Commercial	1,331,543	37,782	(2,688)	1,366,637	1,316,975	175	(49,837)	$(49,662)
Interest-only	3,356,491	152,175	—	152,175	144,800	1,893	(9,268)	$(7,375)
Total	$17,062,076	$662,686	$(1,627,480)	$6,825,525	$7,497,817	$841,967	$(169,675)	$672,292

		December 31, 2015
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,651,869	$309	$(1,553,317)	$2,098,860	$2,826,121	$736,040	$(8,779)	$727,261
Senior, interest-only	5,426,029	268,515	—	268,515	234,171	18,113	(52,457)	(34,344)
Subordinated	762,466	23,635	(258,128)	527,975	604,295	83,896	(7,577)	76,319
Subordinated, interest-only	284,931	15,226	—	15,226	11,254	62	(4,035)	(3,973)
Agency MBS
Residential	5,045,418	255,837	—	5,301,255	5,267,848	18,593	(52,001)	(33,408)
Commercial	952,091	24,815	(3,170)	973,736	973,787	8,052	(8,001)	51
Interest-only	6,722,472	280,073	—	280,073	273,189	2,756	(9,640)	(6,884)
Total	$22,845,276	$868,410	$(1,814,615)	$9,465,640	$10,190,665	$867,512	$(142,490)	$725,022

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2016	December 31, 2015
	(dollars in thousands)
Balance at beginning of period	$1,742,744	$1,534,497
Purchases	79,156	277,922
Yield income earned	(282,800)	(249,898)
Reclassification (to) from non-accretable difference	53,681	238,348
Sales and deconsolidation	(42,671)	(58,125)
Balance at end of period	$1,550,110	$1,742,744

The table below presents the outstanding principal balance and related amortized cost at December 31, 2016 and December 31, 2015 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,550,698	$3,325,335
End of period	$3,138,265	$3,550,698
Amortized cost:
Beginning of period	$1,958,726	$1,741,780
End of period	$1,695,079	$1,958,726

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2016 and December 31, 2015. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

			December 31, 2016
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$12,384	$(250)	3	$—	$—	—	$12,384	$(250)	3
Senior, interest-only	96,399	(13,600)	62	78,516	(43,931)	86	174,915	(57,531)	148
Subordinated	56,015	(412)	7	2,826	(824)	4	58,841	(1,236)	11
Subordinated, interest-only	748	(230)	2	11,276	(1,624)	3	12,024	(1,854)	5
Agency MBS
Residential	2,338,910	(48,084)	106	54,943	(1,615)	1	2,393,853	(49,699)	107
Commercial	1,247,923	(45,802)	646	51,733	(4,035)	46	1,299,656	(49,837)	692
Interest-only	63,506	(2,170)	20	52,963	(7,098)	16	116,469	(9,268)	36
Total	$3,815,885	$(110,548)	846	$252,257	$(59,127)	156	$4,068,142	$(169,675)	1002

			December 31, 2015
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$294,520	$(8,779)	20	$—	$—	—	$294,520	$(8,779)	20
Senior, interest-only	81,919	(18,715)	83	64,058	(33,742)	47	145,977	(52,457)	130
Subordinated	138,257	(7,577)	22	—	—	—	138,257	(7,577)	22
Subordinated, interest-only	6,455	(1,039)	1	3,635	(2,996)	2	10,090	(4,035)	3
Agency MBS
Residential	4,468,717	(44,687)	116	290,926	(7,314)	4	4,759,643	(52,001)	120
Commercial	393,058	(7,969)	140	4,986	(32)	4	398,044	(8,001)	144
Interest-only	94,969	(3,457)	24	39,707	(6,183)	7	134,676	(9,640)	31
Total	$5,477,895	$(92,223)	406	$403,312	$(50,267)	64	$5,881,207	$(142,490)	470

At December 31, 2016, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2016.

Gross unrealized losses on the Company’s Agency residential and commercial MBS were $100 million and $60 million as of December 31, 2016 and December 31, 2015, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2016 and December 31, 2015, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency IO MBS strips which are reported at fair value with changes in fair value recorded in earnings) were $1 million and $16 million at December 31, 2016 and December 31, 2015, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.
A summary of the OTTI included in earnings for the years ended December 31, 2016, 2015 and 2014 is presented below.

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
Total other-than-temporary impairment losses	$(9,589)	$(8,700)	$(8,713)
Portion of loss recognized in other comprehensive income (loss)	(48,398)	(58,744)	(55,279)
Net other-than-temporary credit impairment losses	$(57,987)	$(67,444)	$(63,992)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
Cumulative credit loss beginning balance	$529,112	$507,548	$524,432
Additions:
Other-than-temporary impairments not previously recognized	25,959	41,233	63,123
Reductions for securities sold or deconsolidated during the period	(9,429)	(19,746)	(61,854)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	32,027	26,138	869
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(21,184)	(26,061)	(19,022)
Cumulative credit impairment loss ending balance	$556,485	$529,112	$507,548

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Year Ended
	December 31, 2016	December 31, 2015
Loss Severity
Weighted Average	58%	57%
Range	25% - 85%	0% - 92%
60+ days delinquent
Weighted Average	21%	22%
Range	0% - 40%	2% - 41%
Credit Enhancement (1)
Weighted Average	25%	8%
Range	0% - 100%	0% - 67%
3 Month CPR
Weighted Average	7%	9%
Range	0% - 27%	3% - 27%
12 Month CPR
Weighted Average	6%	8%
Range	1% - 24%	3% - 20%
(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at December 31, 2016 and December 31, 2015. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At December 31, 2016, IO MBS had a net unrealized loss of $48 million and had an amortized cost of $458 million. At December 31, 2015, IO MBS had a net unrealized loss of $45 million and had an amortized cost of $564 million. The fair value of IOs at December 31, 2016 and December 31, 2015 was $410 million and $519 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations.

		December 31, 2016
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$732,133	$—	$732,133	$(250)	$—	$(250)
Senior, interest-only	—	18,674	18,674	—	(57,531)	(57,531)
Subordinated	74,584	3,273	77,857	(235)	(1,001)	(1,236)
Subordinated, interest-only	—	—	—	—	(1,854)	(1,854)
Agency MBS
Residential	11,235	—	11,235	(49,699)	—	(49,699)
Commercial	175	—	175	(49,837)	—	(49,837)
Interest-only	—	1,893	1,893	—	(9,268)	(9,268)
Total	$818,127	$23,840	$841,967	$(100,021)	$(69,654)	$(169,675)

		December 31, 2015
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$736,040	$—	$736,040	$(8,779)	$—	$(8,779)
Senior, interest-only	—	18,113	18,113	—	(52,457)	(52,457)
Subordinated	81,588	2,309	83,896	(1,971)	(5,606)	(7,577)
Subordinated, interest-only	—	62	62	—	(4,035)	(4,035)
Agency MBS
Residential	18,593	—	18,593	(52,001)	—	(52,001)
Commercial	8,052	—	8,052	(8,001)	—	(8,001)
Interest-only	—	2,756	2,756	—	(9,640)	(9,640)
Total	$844,273	$23,240	$867,512	$(70,752)	$(71,738)	$(142,490)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s RMBS portfolio at December 31, 2016 and December 31, 2015.

	December 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,190,947	$55.76	$78.69	4.3%	15.5%
Senior, interest-only	5,648,339	5.18	4.49	1.5%	11.7%
Subordinated	673,259	70.83	82.21	3.8%	9.2%
Subordinated, interest-only	266,927	5.20	4.50	1.1%	13.5%
Agency MBS
Residential pass-through	2,594,570	105.78	104.29	3.9%	3.0%
Commercial pass-through	1,331,543	102.64	98.91	3.6%	2.9%
Interest-only	3,356,491	4.53	4.31	0.8%	3.5%
(1) Bond Equivalent Yield at period end.

	December 31, 2015
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,651,869	$57.47	$77.39	3.8%	13.7%
Senior, interest-only	5,426,029	4.95	4.32	1.7%	12.9%
Subordinated	762,466	69.25	79.26	3.2%	8.8%
Subordinated, interest-only	284,931	5.34	3.95	1.2%	10.9%
Agency MBS
Residential pass-through	5,045,418	105.07	104.41	3.7%	2.8%
Commercial pass-through	952,091	102.27	102.28	3.4%	2.9%
Interest-only	6,722,472	4.17	4.06	0.8%	3.4%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
AAA	0.3%	0.5%
AA	0.3%	0.4%
A	0.7%	0.8%
BBB	0.7%	0.4%
BB	3.0%	5.2%
B	3.9%	3.0%
Below B or not rated	91.1%	89.7%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2016 and December 31, 2015 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	December 31, 2016
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$25,612	$508,979	$1,267,000	$709,412	$2,511,003
Senior interest-only	417	37,796	115,780	99,546	253,539
Subordinated	—	94,793	238,630	220,075	553,498
Subordinated interest-only	—	—	12,024	—	12,024
Agency MBS
Residential	—	429,869	2,276,109	—	2,705,978
Commercial	—	47,354	16,833	1,252,788	1,316,975
Interest-only	—	75,863	63,715	5,222	144,800
Total fair value	$26,029	$1,194,654	$3,990,091	$2,287,043	$7,497,817
Amortized cost
Non-Agency RMBS
Senior	$21,423	$403,250	$868,624	$485,823	$1,779,120
Senior interest-only	1,992	50,252	134,642	105,510	292,396
Subordinated	—	76,287	195,538	205,052	476,877
Subordinated interest-only	—	—	13,878	—	13,878
Agency MBS
Residential	—	438,270	2,306,172	—	2,744,442
Commercial	—	49,027	17,247	1,300,363	1,366,637
Interest-only	—	77,598	69,333	5,244	152,175
Total amortized cost	$23,415	$1,094,684	$3,605,434	$2,101,992	$6,825,525

	December 31, 2015
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$—	$374,462	$1,629,564	$822,095	$2,826,121
Senior interest-only	1,458	41,862	123,538	67,313	234,171
Subordinated	2,229	108,728	212,003	281,335	604,295
Subordinated interest-only	—	—	11,254	—	11,254
Agency MBS
Residential	—	150,357	5,117,491	—	5,267,848
Commercial	—	—	29,176	944,611	973,787
Interest-only	—	106,069	161,413	5,707	273,189
Total fair value	$3,687	$781,478	$7,284,439	$2,121,061	$10,190,665
Amortized cost
Non-Agency RMBS
Senior	$—	$281,255	$1,235,528	$582,077	$2,098,860
Senior interest-only	2,440	59,823	135,359	70,893	268,515
Subordinated	2,208	86,728	168,403	270,636	527,975
Subordinated interest-only	—	—	15,226	—	15,226
Agency MBS
Residential	—	149,111	5,152,144	—	5,301,255
Commercial	—	—	29,156	944,580	973,736
Interest-only	—	106,708	167,646	5,719	280,073
Total amortized cost	$4,648	$683,625	$6,903,462	$1,873,905	$9,465,640

The Non-Agency RMBS portfolio is subject to credit risk. The Company seeks to mitigate credit risk through its asset selection process. The Non-Agency RMBS portfolio is primarily collateralized by what the Company classifies as Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. The Company defines Alt-A mortgage securities as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At December 31, 2016 and December 31, 2015, 68% and 64% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At December 31, 2016 and December 31, 2015, 14% and 17% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
Weighted average maturity (years)		21.6		22.0
Weighted average amortized loan to value (1)		66.5%		67.9%
Weighted average FICO (2)		675		671
Weighted average loan balance (in thousands)		$319		$330
Weighted average percentage owner occupied		83.2%		82.7%
Weighted average percentage single family residence		65.8%		65.9%
Weighted average current credit enhancement		2.3%		2.4%
Weighted average geographic concentration of top four states	CA	32.1%	CA	30.4%
	FL	8.1%	FL	8.0%
	NY	7.9%	NY	8.0%
	NJ	2.7%	NJ	2.5%
(1) Value represents appraised value of the collateral at the time of loan origination.

(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2016 and December 31, 2015.

Origination Year	December 31, 2016	December 31, 2015
1999	0.1%	0.1%
2000	0.5%	0.6%
2001	1.5%	1.6%
2002	0.5%	0.5%
2003	1.0%	2.2%
2004	4.2%	3.7%
2005	20.2%	21.7%
2006	38.0%	32.9%
2007	31.3%	34.2%
2008	1.8%	1.9%
2009	0.4%	0.0%
2013	0.4%	0.5%
2014	0.1%	0.1%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2016, 2015, and 2014 are as follows:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
Proceeds from sales	$2,719,329	$6,244,613	$4,036,033
Gross realized gains	28,572	94,618	98,656
Gross realized losses	(10,417)	(17,544)	(6,947)
Net realized gain (loss)	$18,155	$77,074	$91,709

Included in the gross realized gains for the year ended December 31, 2016 in the table above are exchanges of securities with a fair value of $65 million, the Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset.  These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $13 million reflected in earnings for the year ended December 31, 2016. For the year ended December 31, 2015, the fair value of these exchanges of securities was $95 million and resulted in a realized gain of $24 million. For the year ended December 31, 2014, the fair value of these exchanges of securities was $89 million and resulted in a realized gain of $23 million.

4. Securitized Loans Held for Investment

The Securitized loans held for investment is comprised of two portfolios. The first portfolio is primarily comprised of loans collateralized by non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The second portfolio is comprised primarily of loans collateralized by seasoned subprime residential mortgages.

At December 31, 2016, all securitized loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the securitized loans held for investment. As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at fair value at December 31, 2016 and December 31, 2015:

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015
	(dollars in thousands)
Balance, beginning of period	$4,768,416	$5,306,501
Purchases	4,897,370	577,036
Principal paydowns	(1,022,414)	(707,996)
Sales and settlements	5,007	(9,638)
Net periodic accretion (amortization)	(41,363)	(19,100)
Change in fair value	146,637	(90,581)
Transfer due to deconsolidation	—	(287,806)
Balance, end of period	$8,753,653	$4,768,416

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Jumbo prime residential mortgage loans

The securitized loan portfolio collateralized by jumbo prime residential mortgages was originated during the following years:

Origination Year	December 31, 2016	December 31, 2015
2004	0.2%	0.1%
2007	8.4%	8.5%
2008	8.4%	7.4%
2009	0.3%	0.3%
2010	4.7%	5.1%
2011	30.6%	33.1%
2012	47.4%	45.5%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized primarily of non-conforming, single family, owner occupied, jumbo, prime mortgages follows:

	December 31, 2016		December 31, 2015
Number of loans		496		657
Weighted average maturity (years)		24.5		25.5
Weighted average loan to value (1)		70.5%		70.7%
Weighted average FICO (2)		764		765
Weighted average loan balance (in thousands)		$669		$682
Weighted average percentage owner occupied		95.2%		94.3%
Weighted average percentage single family residence		71.6%		70.1%
Weighted average geographic concentration of top five states	CA	30.7%	CA	32.4%
	NJ	7.2%	VA	6.4%
	MD	7.1%	NJ	6.3%
	VA	6.9%	MD	6.2%
	NY	5.0%	TX	5.1%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The following table summarizes the outstanding principal balance of the jumbo prime loans which are 30 days delinquent and greater as reported by the servicer at December 31, 2016 and December 31, 2015.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
December 31, 2016	$1,053	$—	$2,846	$—	$1,691	$—	$5,590
December 31, 2015	$3,079	$—	$2,915	$—	$2,875	$2,312	$11,181

The fair value of the jumbo prime residential mortgage loans 90 days or more past due is $2 million as of December 31, 2016.

Seasoned subprime residential mortgage loans

The securitized loan portfolio collateralized by seasoned subprime residential mortgages originated during the following years:

Origination Year	December 31, 2016	December 31, 2015
2002 and prior	9.2%	11.2%
2003	5.5%	4.0%
2004	12.4%	11.1%
2005	21.3%	19.3%
2006	22.9%	17.4%
2007	21.3%	25.4%
2008	6.4%	9.5%
2009	0.6%	1.1%
2010 and later	0.4%	1.0%
Total	100.0%	100.0%

A summary of key characteristics of the loan portfolio collateralized by seasoned subprime residential mortgages follows:

	December 31, 2016		December 31, 2015
Number of loans		94,659		56,870
Weighted average maturity (years)		19.6		21.5
Weighted average loan to value (1)		87.5%		80.7%
Weighted average FICO (1)		621		625
Weighted average loan balance (in thousands)		$90		$76
Weighted average percentage owner occupied		96.7%		96.0%
Weighted average percentage single family residence		86.0%		72.5%
Weighted average geographic concentration of top five states	CA	9.2%	CA	8.8%
	FL	6.8%	FL	7.2%
	OH	6.7%	NC	7.1%
	VA	5.8%	VA	6.3%
	NC	5.3%	OH	6.1%
(1) As provided by the Trustee

The following table summarizes the outstanding principal balance of the loan portfolio consisting of seasoned subprime residential mortgage loans which are 30 days delinquent and greater as reported by the servicer at December 31, 2016 and December 31, 2015.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
December 31, 2016	$362,846	$140,495	$188,145	$207,364	$201,574	$40,709	$1,141,133
December 31, 2015	$189,816	$66,429	$125,897	$117,308	$218,493	$36,124	$754,067

The fair value of seasoned subprime residential mortgage loans 90 days or more past due is $447 million as of December 31, 2016.

December 31, 2016
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	6,417	1.38% to 15.20%	2/1/2003 - 10/1/2056	$609,584	$67,704	$25,102
$250 to $500	458	2.13% to 10.00%	4/1/2030 - 9/1/2055	147,410	22,821	7,684
$500 to $750	45	2.00% to 9.25%	7/1/2034 - 9/1/2046	26,383	3,033	1,131
$750 to $1,000	7	3.13% to 5.17%	1/1/2038 - 12/1/2045	5,754	768	—
Over $1,000	5	3.13% to 3.38%	1/1/2038 - 4/1/2038	6,641	—	1,428
	6,932			$795,772	$94,326	$35,345

Hybrid loans:
$1 to $250	2	6.67% to 6.83%	8/1/2037 - 9/1/2037	$190	$97	$—
$250 to $500	1	5.88% to 5.88%	7/1/2037 - 7/1/2037	496	—	—
$500 to $750	3	5.63% to 6.88%	7/1/2037 - 3/1/2038	1,842	—	—
$750 to $1,000	1	5.75% to 5.75%	4/1/2037 - 4/1/2037	940	—	—
	7			$3,468	$97	$—

Fixed loans:
$1 to $250	83,925	0.00% to 24.00%	7/1/2002 - 5/1/2062	$6,487,251	$603,388	$424,980
$250 to $500	3,769	0.00% to 12.52%	5/1/2018 - 10/1/2065	1,225,999	136,702	80,984
$500 to $750	381	2.00% to 10.69%	5/1/2032 - 9/1/2057	223,638	9,531	5,788
$750 to $1,000	103	3.75% to 7.29%	4/1/2037 - 5/1/2047	87,680	—	1,746
Over $1,000	38	3.25% to 7.13%	3/1/2013 - 8/1/2046	44,975	—	—
	88,216			$8,069,543	$749,621	$513,498

Total	95,155			$8,868,783	$844,044	$548,843

December 31, 2015
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	2,119	1.70% to 15.2%	2/1/2003 - 10/1/2055	$138,321	$11,140	$5,292
$250 to $500	66	2.00% to 10.38%	1/1/2030 - 9/1/2055	23,021	1,201	2,277
$500 to $750	29	2.00% to 5.75%	2/1/2032 - 4/1/2038	17,186	—	1,688
$750 to $1,000	7	2.88% to 2.88%	1/1/2038 - 4/1/2038	5,867	—	—
Over $1,000	6	2.88% to 4.00%	12/1/2037 - 4/1/2038	8,402	—	1,730
	2,227			$192,797	$12,341	$10,986

Hybrid loans:
$1 to $250	2	6.67% to 6.83%	8/1/2037 - 9/1/2037	$193	$—	$—
$250 to $500	2	5.78% to 5.88%	7/1/2037 - 4/1/2038	908	—	—
$500 to $750	8	4.00% to 7.19%	7/1/2037 - 3/1/2038	4,751	1,081	1,744
$750 to $1,000	2	5.63% to 5.75%	4/1/2037 - 4/1/2038	1,730	—	—
	14			$7,582	$1,081	$1,744

Fixed loans:
$1 to $250	52,774	0.00% to 24.00%	1/1/1999 - 5/1/2062	$3,540,447	$245,151	$359,559
$250 to $500	1,957	2.00% to 11.93%	12/1/2019 - 10/1/2065	645,347	33,405	58,336
$500 to $750	374	2.00% to 9.75%	6/1/2022 - 9/1/2057	226,481	3,205	4,005
$750 to $1,000	130	3.75% to 7.00%	7/1/2037 - 10/1/2042	112,490	1,729	1,892
Over $1,000	51	2.25% to 7.13%	3/1/2013 - 10/1/2042	62,773	—	—
	55,286			$4,587,538	$283,490	$423,792

Total	57,527			$4,787,918	$296,912	$436,521

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At December 31, 2016, ten investment holdings with an internally developed fair value of $123 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $16 million higher than the third party prices provided of $107 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at December 31, 2016 in excess of the derived predetermined threshold for the period. At December 31, 2015, two investment holdings with an internally developed fair value of $10 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $1 million lower than the third party prices provided of $11 million.

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

If the internally developed fair values of the loan pools differ from the independent prices provided by greater than a predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains certain inputs used by the third party pricing services and evaluates them for reasonableness. The Company updates its own model if the Company determines the third party pricing inputs more accurately reflect the current market environment or observed information from the third party vendors. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At December 31, 2016, the internally developed fair values of loan pools of $1.60 billion had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $50 million higher than the third party prices provided of $1.55 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2016 in excess of the derived predetermined threshold for the period.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2016 and December 31, 2015 is presented below.

	December 31, 2016
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$3,330,063	$—	$3,330,063
Agency RMBS, at fair value	—	4,167,754	—	—	4,167,754
Securitized loans held for investment, at fair value	—	—	8,753,653	—	8,753,653
Derivatives	1,785	22,327	—	(14,435)	9,677

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(6,941,097)	—	(6,941,097)
Derivatives	—	(17,225)	—	14,875	(2,350)
Total	$1,785	$4,172,856	$5,142,619	$440	$9,317,700

	December 31, 2015
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	3,675,841	$—	$3,675,841
Agency RMBS, at fair value	—	6,514,824	—	—	6,514,824
Securitized loans held for investment, at fair value	—	—	4,768,416	—	4,768,416
Derivatives	1,599	18,987	—	(5,126)	15,460

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(3,720,496)	—	(3,720,496)
Derivatives	(192)	(57,042)	—	47,600	(9,634)
Total	$1,407	$6,476,769	$4,723,761	$42,474	$11,244,411

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at December 31, 2016 and December 31, 2015.

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2016
	(dollars in thousands)
	Non-Agency RMBS	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,675,841	$4,768,416	$(3,720,496)	$4,723,761
Transfers in to Level 3 assets	—	—	—	—
Transfers out of Level 3 assets	—	—	—	—
Purchases	257,914	4,897,370	(4,797,255)	358,029
Principal payments	(532,696)	(1,022,414)	1,059,854	(495,256)
Sales and Settlements	(149,938)	5,007	608,816	463,885
Accretion (amortization) of purchase discounts	120,638	(41,363)	(2,128)	77,147
Gains (losses) included in net income
Other than temporary credit impairment losses	(57,986)	—	—	(57,986)
Realized gains (losses) on sales and settlements	13,761	—	(122)	13,639
Net unrealized gains (losses) included in income	3,173	146,637	(89,766)	60,044
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(644)	—	—	(644)
Ending balance Level 3 assets	$3,330,063	$8,753,653	$(6,941,097)	$5,142,619

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2015
	(dollars in thousands)
	Non-Agency RMBS	Derivatives	Securitized Loans(1)	Securitized Debt	Total
Beginning balance Level 3 assets	$3,404,149	$(71)	$5,306,501	$(4,383,217)	$4,327,362
Transfers in to Level 3 assets	—	—	—	—	—
Transfers out of Level 3 assets	—	—	—	—	—
Transfer due to consolidation/deconsolidation	(59,646)	—	(287,806)	243,732	(103,720)
Purchases	1,045,534	—	577,036	(1,668,654)	(46,084)
Principal payments	(385,822)	—	(707,996)	743,329	(350,489)
Sales and Settlements	(252,532)	(597)	(9,638)	1,395,292	1,132,526
Accretion (amortization) of purchase discounts	117,836	—	(19,100)	(6,344)	92,392
Gains (losses) included in net income
Other than temporary credit impairment losses	(67,444)	—	—	—	(67,444)
Realized gains (losses) on sales and settlements	28,724	443	—	(5,930)	23,236
Net unrealized gains (losses) included in income	(18,874)	225	(90,581)	(38,704)	(147,934)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(136,084)	—	—	—	(136,084)
Ending balance Level 3 assets	$3,675,841	$—	$4,768,416	$(3,720,496)	$4,723,761
(1) includes securitized loans held for investment of $607 million for which the fair value option election was made beginning January 1, 2015.

There were no transfers to or from Level 3 for the years ended December 31, 2016 and the year ended December 31, 2015. The primary cause of the changes in fair value of the securitized loans and the securitized debt are due to changes in credit risk of the portfolio.

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

Constant Prepayment Rates

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

Constant Default Rates

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

Discount Rate

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of December 31, 2016 and December 31, 2015 follows:

	December 31, 2016				December 31, 2015
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	5.4%	1% -35%	0% -22%	35% -95%	5.5%	1% - 17%	0% - 22%	35% - 95%
Senior interest-only	12.5%	3% -30%	0% -22%	35% -95%	13.1%	3% - 25%	0% - 23%	1% - 95%
Subordinated	6.2%	1% -25%	0% -18%	0% -79%	6.6%	1% - 22%	0% - 20%	5% - 91%
Subordinated interest-only	13.2%	6% -15%	0% -11%	35% -76%	17.4%	6% - 13%	0% - 10%	1% - 64%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value as of December 31, 2016 and December 31, 2015 follows:

	December 31, 2016			December 31, 2015
	Significant Inputs			Significant Inputs
	CPR Range	CDR Range	Loss Severity Range	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	1% - 35%	0% - 30%	35% - 65%	4% - 32%	0% - 6%	35% - 65%

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

Constant Prepayment Rates

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

Constant Default Rates

Default vectors are determined from the current “pipeline” of loans that are more than 30 days delinquent, in foreclosure, bankruptcy, or are REO. These delinquent loans determine the first 30 months of the default curve. Beyond month 30, the default curve transitions to a value that is reflective of a portion of the current delinquency pipeline.

Loss Severity

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

Discount Rate

The discount rates applied to the expected cash flows to determine fair value are derived from a range of observable prices on securities backed by similar collateral. As the market becomes more or less liquid, the availability of these observable inputs will change.

Sensitivity of Significant Inputs – Securitized loans held for investment

The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment collateralized by seasoned subprime residential mortgage loans, as of December 31, 2016 and December 31, 2015 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment at fair value as of December 31, 2016 and December 31, 2015 follows:

	December 31, 2016	December 31, 2015
Factor:
Coupon
Base Rate	5.2%	4.8%
Actual	7.1%	6.8%

FICO
Base Rate	632	620
Actual	621	625

Loan-to-value (LTV)
Base Rate	87%	90%
Actual	88%	81%

Loan Characteristics:
Occupancy
Owner Occupied	97%	96%
Investor	2%	4%
Secondary	1%	0%
Property Type
Single family	86%	77%
Manufactured housing	6%	11%
Multi-family/mixed use/other	8%	12%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2016 and December 31, 2015.

	December 31, 2016
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	5,600,903	5,619,385
Securitized debt, collateralized by Non-Agency RMBS	3	334,124	324,261

	December 31, 2015
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	7,439,339	7,466,409
Securitized debt, collateralized by Non-Agency RMBS	3	529,415	518,941

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of December 31, 2016 and December 31, 2015 is:

	December 31, 2016	December 31, 2015
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$3,087,734	$5,324,729
Non-agency MBS (in thousands)	2,513,169	2,114,610
Total:	$5,600,903	$7,439,339

Average daily balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$4,159,651	$5,776,980
Non-agency MBS (in thousands)	2,322,683	1,627,909
Total:	$6,482,334	$7,404,889

Weighted average borrowing rate of Repurchase agreements secured by:
Agency MBS	0.90%	0.64%
Non-agency MBS	3.05%	2.44%

Weighted average maturity of Repurchase agreements secured by:
Agency MBS	32 Days	53 Days
Non-agency MBS	98 Days	137 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$3,334,245	$5,655,410
Non-agency MBS (in thousands)	3,699,621	3,117,875
Total:	$7,033,866	$8,773,285

At December 31, 2016 and December 31, 2015, the repurchase agreements collateralized by RMBS had the following remaining maturities.

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	2,947,604	3,312,902
30 to 59 days	958,956	2,501,513
60 to 89 days	407,625	246,970
90 to 119 days	559,533	430,026
Greater than or equal to 120 days	727,185	947,928
Total	$5,600,903	$7,439,339

At December 31, 2016, the Company had an amount at risk with Nomura Securities Company Limited of 10% of its equity related to the collateral posted on repurchase agreements, the weighted average maturity of the repurchase agreements with Nomura Securities Company Limited was 104 days and the amount at risk was $320 million. As of December 31, 2015, the Company had an amount at risk with Credit Suisse First Boston of 10%, the weighted average maturity of the repurchase agreements with Credit Suisse First Boston was 25 days and the amount at risk was $303 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of December 31, 2016 and December 31, 2015.

7. Securitized Debt

All of the Company’s securitized debt is collateralized by residential mortgage loans or Non-Agency RMBS. For financial reporting purposes, the Company’s securitized debt is accounted for as secured borrowings. Thus, the residential mortgage loans or RMBS held as collateral are recorded in the assets of the Company as securitized loans held for investment or Non-Agency RMBS and the securitized debt is recorded as a non-recourse liability in the accompanying Consolidated Statements of Financial Condition.

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2016 and December 31, 2015 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $350 million and $545 million, respectively. At December 31, 2016 and December 31, 2015, the debt carried a weighted average cost of financing equal to 5.21% and 4.49%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the year ended December 31, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $10 million for $11 million. These transactions resulted in a net loss on the extinguishment of debt of $355 thousand. This loss is reflected in earnings for the year ended December 31, 2016.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at December 31, 2016 and December 31, 2015, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Within One Year	$98,565	$137,642
One to Three Years	82,563	178,191
Three to Five Years	23,854	60,872
Greater Than Five Years	31,973	52,280
Total	$236,955	$428,985

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2016 and December 31, 2015 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $7.1 billion and $3.8 billion, respectively. During the year ended December 31, 2016 and 2015, the company recognized a loss of $90 million and $39 million, respectively, on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value.

At December 31, 2016 and December 31, 2015 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 3.99% and 3.24% respectively. The debt matures between the years 2021 and 2065.

During the year ended December 31, 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $609 million for $609 million. These transactions resulted in a net loss on the extinguishment of debt of $122 thousand. This loss is reflected in earnings for the year ended December 31, 2016.

During the year ended December 31, 2015, the Company acquired securitized debt collateralized by loans with an outstanding principal balance of $1.4 billion for $1.4 billion. This transaction resulted in a net loss on the extinguishment of debt of $6 million. This loss is reflected in earnings for the year ended December 31, 2015.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at December 31, 2016 and December 31, 2015, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Within One Year	$1,151,519	$591,171
One to Three Years	1,841,808	941,704
Three to Five Years	1,423,706	734,291
Greater Than Five Years	2,477,123	1,502,663
Total	$6,894,156	$3,769,829

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by year at December 31, 2016.

December 31, 2016
(dollars in thousands)
Year	Principal
2017	$1,208,854
2018	1,192,544
2019	477,317
2020	3,821,338
2021	112,759
Total	$6,812,812

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of December 31, 2016, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $10.8 billion and liabilities with a carrying value of $7.3 billion. As of December 31, 2015, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $7.0 billion of and liabilities with a carrying value of $4.3 billion.

During the year ended December 31, 2016, the Company acquired approximately $5.2 billion unpaid principal balance of seasoned residential subprime mortgage loans. The Company sold these loans to multiple real estate mortgage investment conduit trusts (the “Trusts”). The Company purchased certain subordinate notes and trust certificates of the Trusts. The Company evaluated the Trusts and determined that the total equity investment at risk is not sufficient to permit these trusts to finance its activities without additional subordinated financial support provided by another party. Therefore, the Company concluded that the Trusts were VIEs. The Company further determined that their interests in the Trusts gave the Company the power to direct the activity of these VIEs that most significantly impacted the Company's economic performance of the VIEs. As the Company concluded that it was the primary beneficiary of the Trusts, the Company consolidated the assets and liabilities of the Trusts. All intercompany balances and transactions are eliminated in consolidation.

The consolidation of these Trusts resulted in the addition of the following amounts, net of eliminations, at the time of acquisition.

Consolidated Trusts
(dollars in thousands)
Assets :
Securitized loans held for investment, at fair value	$4,942,571
Other Assets	39,318

Liabilities :
Securitized debt at fair value (1)	$4,213,034
(1) After the elimination of intercompany balances.

As sponsor of the Trusts, the Company has retained an eligible horizontal retained interest consisting of the Class B and Class C notes in the Trusts in order to satisfy the U.S. risk retention rules (the “Required Credit Risk”). The U.S. risk retention rules impose limitations on the ability of the Company to dispose of or hedge the Required Credit Risk until the later of (i) the fifth anniversary of the closing date of the securitization transactions (the “Closing Date”) and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the Closing Date, but in any event no longer than the seventh anniversary of the Closing Date. These investments have been eliminated in consolidation of the Trusts as of December 31, 2016.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$1,842,080	$2,140,494
Securitized loans held for investment, at fair value	8,753,653	4,768,416
Accrued interest receivable	57,153	35,916
Other Assets	109,068	86,452
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$334,124	$529,415
Securitized debt at fair value, collateralized by loans held for investment	6,941,097	3,720,496
Accrued interest payable	24,942	12,106

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the table below.

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$678,623	$575,715	$428,992
Interest expense, Non-recourse liabilities of VIEs	(249,708)	(191,922)	(119,103)
Net interest income	$428,915	$383,793	$309,889

Total other-than-temporary impairment losses	$(1,274)	$(2,066)	$(3,374)
Portion of loss recognized in other comprehensive income (loss)	(37,475)	(55,552)	(55,392)
Net other-than-temporary credit impairment losses	$(38,749)	$(57,618)	$(58,766)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2016, ranged from less than $1 million to $51 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2015, ranged from less than $1 million to $54 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.4 billion and $1.5 billion at December 31, 2016 and December 31, 2015, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

9. Derivative Instruments

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, and Treasury futures. The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest (“pay rate”) in exchange for the right to receive a floating rate of interest (“receive rate”) over a specified period of time. Treasury futures are derivatives which track the prices of specific Treasury securities and are traded on an active exchange. It is generally the Company’s policy to close out any Treasury futures positions prior to taking delivery of the underlying security. The Company uses Treasury futures to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2016 and December 31, 2015.

		December 31, 2016
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,396,900	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	624,000	Derivatives, at fair value, net	7,892	Derivatives, at fair value, net	(2,350)
Treasury Futures	619,700	Derivatives, at fair value, net	1,785	Derivatives, at fair value, net	—
Total	$2,640,600		$9,677		$(2,350)

		December 31, 2015
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$4,555,400	Derivatives, at fair value, net	$1,232	Derivatives, at fair value, net	$(6,369)
Swaptions	779,000	Derivatives, at fair value, net	12,821	Derivatives, at fair value, net	(3,265)
Treasury Futures	752,200	Derivatives, at fair value, net	1,407	Derivatives, at fair value, net	—
Total	$6,086,600		$15,460		$(9,634)

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives For the Year Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2016	December 31, 2015	December 31, 2014
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$47,170	$64,819	$(84,913)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(88,722)	(146,173)	(52,523)
Mortgage Options	Net unrealized gains (losses) on derivatives	—	225	340
Mortgage Options	Net realized gains (losses) on derivatives	—	443	7,505
Treasury Futures	Net unrealized gains (losses) on derivatives	378	8,634	(17,856)
Treasury Futures	Net realized gains (losses) on derivatives	(9,170)	(35,523)	(38,552)
Swaptions	Net unrealized gains (losses) on derivatives	2,545	(6,294)	(1,067)
Swaptions	Net realized gains (losses) on derivatives	(7,044)	(353)	(24)
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	—	—
Other Derivative Assets	Net realized gains (losses) on derivatives	(566)	(415)	742
Total		$(55,409)	$(114,637)	$(186,348)
(1) Includes loss on termination of interest rate swap of $61 million and $99 million for the years ended December 31, 2016 and 2015, respectively.

The Company paid $(61) million to terminate interest rate swaps with a notional value of $3.3 billion during the year ended December 31, 2016. The terminated swaps had original maturities ranging from 2017 to 2034. The Company paid $99 million million to terminate interest rate swaps with a notional value of $1.2 billion during the year ended December 30, 2015. The terminated swaps had original maturities ranging from 2019 to 2044. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2016 was 2.13% and the weighted average receive rate was 0.90%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2015 was 1.51% and the weighted average receive rate was 0.36%. The weighted average maturity on the Company’s interest rate swaps at December 31, 2016, 2015, and 2014 is 8 years, 4 years, and 6 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net asset position at December 31, 2016 is approximately $1 million including accrued interest, which represents the maximum amount the Company would receive upon termination, which is fully collateralized.

10. Capital Stock

Preferred Stock

In October 2016, the Company issued 5,800,000 shares of 8.00% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a public offering price of $25.00 per share. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing in October 30, 2021, subject to the Company’s right, under limited circumstances, to redeem the Series A Preferred Stock prior to that date. The Series A Preferred Stock is entitled to receive, when and as declared, a dividend at a rate of 8.0% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. This transaction was completed in October 2016, pursuant to which the company received proceeds, net of offering costs, of $140 million.
The Company declared a dividend to preferred stockholders of $2 million or $0.42 per preferred share in November 2016.
Common Stock

On August 5, 2015, our Board of Directors adopted a program that authorizes repurchases of our common stock up to $250 million. During the first quarter of 2016, our Board of Directors authorized and increased the share repurchase program by $100 million from $250 million to $350 million. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our share repurchase program, during the third and fourth quarters of 2015, we repurchased approximately 18 million shares of our common stock at an average repurchase price of $13.94 per share for a total of approximately $250 million.

The Company did not repurchase any shares during the year ended of December 31, 2016, and has $100 million in its share repurchase program that may be used to repurchase shares in the future.

During the year ended December 31, 2016, the Company declared regular dividends to common shareholders totaling $364 million, or $1.94 per share, and a special dividend of $94 million, or $0.50 per share. For the years ended December 31, 2015 and 2014, the Company declared dividends to common shareholders totaling $379 million and $370 million, or $1.92 and $1.80 per share, respectively.

Earnings per share for the years ended December 31, 2016, 2015, and 2014 respectively, are computed as follows:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$549,494	$250,349	$589,205
Effect of dilutive securities:	—	—	—
Dilutive net income available to common shareholders	$549,494	$250,349	$589,205

Denominator:
Weighted average basic shares	187,728,634	199,563,196	205,450,095
Effect of dilutive securities	296,204	86,981	58,674
Weighted average dilutive shares	188,024,838	199,650,177	205,508,769

Net income per average share attributable to common stockholders - Basic	$2.93	$1.25	$2.87
Net income per average share attributable to common stockholders - Diluted	$2.92	$1.25	$2.87

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the years ended December 31, 2016 and 2015:

	December 31, 2016
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2015	$773,791	$773,791
OCI before reclassifications	(88,527)	(88,527)
Amounts reclassified from AOCI	32,842	32,842
Net current period OCI	(55,685)	(55,685)
Balance as of December 31, 2016	$718,106	$718,106

	December 31, 2015
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2014	$1,046,680	$1,046,680
OCI before reclassifications	(263,049)	(263,049)
Amounts reclassified from AOCI	(9,840)	(9,840)
Net current period OCI	(272,889)	(272,889)
Balance as of December 31, 2015	$773,791	$773,791

The following table presents the details of the reclassifications from AOCI for the year ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$25,145	$77,284	Net realized gains (losses) on sales of investments
	(57,987)	(67,444)	Net other-than-temporary credit impairment losses
	$(32,842)	$9,840	Income before income taxes
	—	—	Income taxes
	$(32,842)	$9,840	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015) (the “Incentive Plan”), directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting between two and ten years depending on the award, after which time the awards fully vest. During the vesting period, these shares may not be sold. There were approximately 7 million shares available for future grants under the Incentive Plan as of December 31, 2016.

During the first quarter of 2016, the Compensation Committee of the Board of Directors of the Company approved a Stock Award Deferral Program (the “Deferral Program”). Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Equity Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award.

During the year ended December 31, 2016, the Company granted certain of its employees Restricted Stock Units (“RSU”) awards.  RSU awards are designed to reward certain employees of the Company for services provided over the previous year.  The RSU awards vest equally over a three year period beginning one year from the grant date and will fully vest after three years. The RSU awards are valued at the market price of the Company’s common stock on the grant date and the employees must be employed by the Company on the vesting dates to receive the RSU awards.  The Company granted 360 thousand RSU awards during the year ended December 31, 2016 with a grant date fair value of $5 million, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the year ended December 31, 2016, the Company granted certain of its employees 180 thousand Performance Share Units (“PSU”) awards.  PSU awards are designed to align compensation with the Company’s future performance.  The PSU awards include a three year performance period ending on December 31, 2018.  The final number of shares that will vest will be between 0% to 150% of the 180 thousand granted based on the stock performance of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions.  Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions.  Based on the model results, the 180 thousand PSU awards granted during 2016 had a grant date value of $3 million that will cliff vest on December 31, 2018.

The following table presents information with respect to the Company's stock awards during the years ended December 31, 2016 and 2015.

	For the Year Ended
	December 31, 2016		December 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	71,000	28.39	39,480	88.60
Granted	539,847	13.49	84,692	15.35
Vested	(33,300)	27.23	(50,988)	88.60
Forfeited	—	—	(2,184)	88.60
Unvested shares outstanding - end of period	577,547	14.53	71,000	28.39

The Company recognized stock based compensation expenses of $2 million, $1 million and 166 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. There were no forfeitures during the year ended December 31, 2016.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $18,000 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expense related to the Company’s qualified plan for the year ended December 31, 2016 and 2015 was $335 thousand and $82 thousand, respectively.

13. Income Taxes

For the years ended December 31, 2016 and 2015, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the years ended December 31, 2016, 2015, and 2014.

The Company recorded a deferred tax asset of $5 million and $4 million for the years ended December 31, 2016 and 2015, respectively, relating to activities of its TRSs. Of these amounts, the amount related to cumulative net operating losses was $2 million and $3 million as of December 31, 2016 and 2015, respectively, and the amount related to losses which were disallowed under Code Section 267(a) was $3 million and $1 million as of December 31, 2016 and 2015, respectively. The Company evaluates, based on both positive and negative evidence, the likelihood of realizing its deferred tax assets and established a valuation allowance of $5 million and $4 million for the years ended December 31, 2016 and 2015.

In general, cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital distributions.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2016 and December 31, 2015.

	December 31, 2016
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(5,600,903)	$—	$(5,600,903)	$7,033,866	$2,545	$1,435,508
Interest Rate Swaps - Gross Assets	14,435	(14,435)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	(14,875)	14,875	—	—	39,627	39,627
Treasury Futures - Gross Assets	1,785	—	1,785	—	3,320	5,105
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	7,892	—	7,892	—	—	7,892
Swaptions - Gross Liabilities	(2,350)	—	(2,350)	10,341	—	7,991
Other Derivative Assets	—	—	—	—	—	—
Total Liabilities	$(5,594,016)	$440	$(5,593,576)	$7,044,207	$45,492	$1,496,123
(1) Included in other assets

	December 31, 2015
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(7,439,339)	$—	$(7,439,339)	$8,773,285	$37,296	$1,371,242
Interest Rate Swaps - Gross Assets	6,166	(4,934)	1,232	—	—	1,232
Interest Rate Swaps - Gross Liabilities	(53,777)	47,408	(6,369)	8,589	51,424	53,644
Treasury Futures	1,599	(192)	1,407	—	6,420	7,827
Swaptions - Gross Assets	12,821	—	12,821	—	—	12,821
Swaptions - Gross Liabilities	(3,265)	—	(3,265)	—	—	(3,265)
Total Liabilities	$(7,475,795)	$42,282	$(7,433,513)	$8,781,874	$95,140	$1,443,501
(1) Included in other assets

15. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain re-securitization transactions engaged in by the Company, it has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. Management is not aware of any contingencies that require accrual or disclosure as of December 31, 2016 and December 31, 2015.

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

16. Subsequent Events

None.

17. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2016, September 30, 2016, June 30, 201 and March 31, 2016.

	For the Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$260,823	$250,953	$221,096	$201,194
Interest expense	106,737	94,911	83,227	62,981
Net interest income	154,086	156,042	137,869	138,213
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,034)	(993)	(3,139)	(4,423)
Portion of loss recognized in other comprehensive income	(13,746)	(10,581)	(17,816)	(6,255)
Net other-than-temporary credit impairment losses	(14,780)	(11,574)	(20,955)	(10,678)
Net gains (losses) on derivatives	115,523	13,360	(47,755)	(136,537)
Net unrealized gains (losses) on financial instruments at fair value	(20,664)	32,999	30,347	16,871
Gain (loss) on deconsolidation	—	—	—	—
Gain (loss) on Extinguishment of Debt	1,334	(45)	—	(1,766)
Net realized gains (losses) on sales of investments	11,121	3,079	6,631	(2,674)
Other Income	—	—	—	95,000
Total other expenses	24,698	21,031	31,987	15,302
Net income	$221,903	$172,817	$74,127	$83,098
Dividend on preferred stock	$2,449	$—	$—	$—
Net income (loss) available to common shareholders	$219,454	$172,817	$74,127	$83,098
Net income per common share-basic	$1.17	$0.92	$0.39	$0.44

The following is a presentation of the results of operations for the quarters ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015.

	For the Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$201,912	$211,876	$215,804	$243,145
Interest expense	64,955	67,910	66,044	60,456
Net interest income	136,957	143,966	149,760	182,689
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,311)	(3,129)	(2,208)	(1,052)
Portion of loss recognized in other comprehensive income	(12,385)	(14,703)	(24,893)	(6,763)
Net other-than-temporary credit impairment losses	(14,696)	(17,832)	(27,101)	(7,815)
Net gains (losses) on derivatives	44,546	(92,700)	40,127	(106,610)
Net unrealized gains (losses) on financial instruments at fair value	(69,793)	(40,955)	(37,260)	(10,425)
Gain (loss) on deconsolidation	(256)	—	—	—
Gain (loss) on Extinguishment of Debt	8,906	(19,915)	5,079	—
Net realized gains (losses) on sales of investments	34,285	3,539	9,685	29,565
Total other expenses	24,569	24,362	24,103	20,362
Net income	$115,380	$(48,259)	$116,187	$67,042
Net income per share-basic	$0.61	$(0.24)	$0.57	$0.33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CHIMERA INVESTMENT CORPORATION

Date: February 21, 2017	By:	/s/ Matthew Lambiase
Matthew Lambiase Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 21, 2017
Matthew Lambiase

/s/ Rob Colligan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2017
Rob Colligan

/s/ Mark Abrams	Director	February 21, 2017
Mark Abrams

/s/ Paul A. Keenan	Director	February 21, 2017
Paul A. Keenan

/s/ Paul Donlin	Director	February 21, 2017
Paul Donlin

/s/ Gerard Creagh	Director	February 21, 2017
Gerard Creagh
/s/ Dennis Mahoney	Director	February 21, 2017
Dennis Mahoney
/s/ John P. Reilly	Director	February 21, 2017
John P. Reilly

S-1