Form 10-Q
period 2017-03-31
CHIMERA INVESTMENT CORP
filed 2017-05-04
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2017
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2017
Common Stock, $0.01 par value	187,779,489

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$82,556	$177,714
Non-Agency RMBS, at fair value	3,228,391	3,330,063
Agency MBS, at fair value	4,101,851	4,167,754
Securitized loans held for investment, at fair value	12,713,273	8,753,653
Accrued interest receivable	99,669	79,697
Other assets	190,021	166,350
Derivatives, at fair value, net	10,889	9,677
Total assets (1)	$20,426,650	$16,684,908
Liabilities:
Repurchase agreements ($7.3 billion and $7.0 billion, MBS pledged as collateral, respectively)	$5,851,204	$5,600,903
Securitized debt, collateralized by Non-Agency RMBS ($1.8 billion pledged as collateral)	303,389	334,124
Securitized debt at fair value, collateralized by loans held for investment ($12.7 billion and $8.8 billion pledged as collateral, respectively)	10,111,293	6,941,097
Payable for investments purchased	473,269	520,532
Accrued interest payable	67,596	48,670
Dividends payable	97,008	97,005
Accounts payable and other liabilities	9,176	16,694
Derivatives, at fair value	1,627	2,350
Total liabilities (1)	$16,914,562	$13,561,375

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 and 0 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	—
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,779,489 and 187,739,634 shares issued and outstanding, respectively	1,878	1,877
Additional paid-in-capital	3,824,197	3,508,779
Accumulated other comprehensive income	727,711	718,106
Cumulative earnings	2,605,991	2,443,184
Cumulative distributions to stockholders	(3,647,877)	(3,548,471)
Total stockholders' equity	$3,512,088	$3,123,533
Total liabilities and stockholders' equity	$20,426,650	$16,684,908
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of March 31, 2017 and December 31, 2016, total assets of consolidated VIEs were $14,693,307 and $10,761,954, respectively, and total liabilities of consolidated VIEs were $10,451,235 and $7,300,163, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended
	March 31, 2017	March 31, 2016
Net Interest Income:
Interest income (1)	$251,344	$201,194
Interest expense (2)	110,231	62,981
Net interest income	141,113	138,213
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,713)	(4,423)
Portion of loss recognized in other comprehensive income	(15,988)	(6,255)
Net other-than-temporary credit impairment losses	(18,701)	(10,678)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	4,896	(101,110)
Realized gains (losses) on terminations of interest rate swaps	—	(458)
Net realized gains (losses) on derivatives	(9,358)	(34,969)
Net gains (losses) on derivatives	(4,462)	(136,537)
Net unrealized gains (losses) on financial instruments at fair value	72,243	16,871
Net realized gains (losses) on sales of investments	5,167	(2,674)
Gains (losses) on Extinguishment of Debt	—	(1,766)
Total other gains (losses)	72,948	(124,106)

Other income:
Other income	—	95,000
Total other income	—	95,000

Other expenses:
Compensation and benefits	7,556	5,222
General and administrative expenses	4,040	4,503
Servicing Fees of consolidated VIEs	9,588	5,577
Deal Expenses	11,353	—
Total other expenses	32,537	15,302
Income (loss) before income taxes	162,823	83,127
Income taxes	16	29
Net income (loss)	$162,807	$83,098

Dividend on preferred stock	5,283	—

Net income (loss) available to common shareholders	$157,524	$83,098

Net income (loss) per share available to common shareholders:
Basic	$0.84	$0.44
Diluted	$0.84	$0.44

Weighted average number of common shares outstanding:
Basic	187,761,748	187,723,472
Diluted	188,195,061	187,840,182

Dividends declared per share of common stock	$0.50	$0.98

(1) Includes interest income of consolidated VIEs of $192,989 and $131,980 for the quarters ended March 31, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $82,684 and $39,250 for the quarters ended March 31, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended
	March 31, 2017	March 31, 2016
Comprehensive income (loss):
Net income (loss)	$162,807	$83,098
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(3,910)	59,408
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	18,701	10,678
Reclassification adjustment for net realized losses (gains) included in net income	(5,186)	(1,612)
Other comprehensive income (loss)	9,605	68,474
Comprehensive income (loss) before preferred stock dividends	$172,412	$151,572
Dividends on preferred stock	$5,283	$—
Comprehensive income (loss) available to common stock shareholders	$167,129	$151,572

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2015	$—	$—	$1,877	$3,366,568	$773,791	$1,891,239	$(3,087,287)	$2,946,188
Net income (loss)	—	—	—	—	—	83,098	—	83,098
Other comprehensive income (loss)	—	—	—	—	68,474	—	—	68,474
Stock based compensation	—	—	0	102	—	—	—	102
Repurchase of common stock	—	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	(184,227)	(184,227)
Balance, March 31, 2016	$—	$—	$1,877	$3,366,670	$842,265	$1,974,337	$(3,271,514)	$2,913,635

Balance, December 31, 2016	$58	$—	$1,877	$3,508,779	$718,106	$2,443,184	$(3,548,471)	$3,123,533
Net income (loss)	—	—	—	—	—	162,807	—	162,807
Other comprehensive income (loss)	—	—	—	—	9,605	—	—	9,605
Stock based compensation	—	—	1	1,119	—	—	—	1,120
Common dividends declared	—	—	—	—	—	—	(94,123)	(94,123)
Preferred dividends declared	—	—	—	—	—	—	(5,283)	(5,283)
Issuance of preferred stock	—	130	—	314,299	—	—	—	314,429
Balance, March 31, 2017	$58	$130	$1,878	$3,824,197	$727,711	$2,605,991	$(3,647,877)	$3,512,088

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarter Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:
Net income	$162,807	$83,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(13,712)	6,469
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	5,109	2,581
Amortization of swaption premium	3,303	1,656
Net unrealized losses (gains) on derivatives	(4,896)	101,110
Margin (paid) received on derivatives	4,974	(98,958)
Net unrealized losses (gains) on financial instruments at fair value	(72,243)	(16,871)
Net realized losses (gains) on sales of investments	(5,167)	2,674
Net other-than-temporary credit impairment losses	18,701	10,678
(Gain) loss on extinguishment of debt	—	1,766
Equity-based compensation expense	1,119	102
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(19,972)	1,194
Decrease (increase) in other assets	(30,275)	9,440
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(7,517)	(5,810)
Increase (decrease) in accrued interest payable, net	18,929	8,441
Net cash provided by (used in) operating activities	$61,160	$107,570
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(113,599)	$(441,308)
Sales	—	270,196
Principal payments	115,237	123,590
Non-Agency RMBS portfolio:
Purchases	(5,663)	(41,947)
Sales	—	283
Principal payments	127,929	124,013
Securitized loans held for investment:
Purchases	(4,165,322)	—
Principal payments	324,851	145,871
Net cash provided by (used in) investing activities	$(3,716,567)	$180,698
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$6,551,098	$7,897,654
Payments on repurchase agreements	(6,300,798)	(7,791,362)
Net proceeds from preferred stock offerings	314,429	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	3,457,535	98,263
Payments on securitized debt borrowings, collateralized by loans held for investment	(331,290)	(197,595)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(31,320)	(34,880)
Common dividends paid	(94,056)	(183,957)
Preferred dividends paid	(5,349)	—
Net cash provided by (used in) financing activities	$3,560,249	$(211,877)
Net increase (decrease) in cash and cash equivalents	(95,158)	76,391
Cash and cash equivalents at beginning of period	177,714	114,062
Cash and cash equivalents at end of period	$82,556	$190,453

Supplemental disclosure of cash flow information:
Interest received	$217,660	$208,857
Interest paid	$86,193	$51,959
Non-cash investing activities:
Payable for investments purchased	$473,269	$582,875
Net change in unrealized gain (loss) on available-for sale securities	$9,605	$68,474

Non-cash financing activities:
Common dividends declared, not yet paid	$94,625	$90,367
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

(c) Use of Estimates

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

(d) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2016, other than the significant accounting policies disclosed below.

Income Taxes

The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2017 or December 31, 2016.

Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

(e) Recent Accounting Pronouncements

Business Combinations - (Topic 805)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The guidance in the ASU is effective for the Company as of January 1, 2018. Early adoption is allowed. The amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company is not planning to early adopt and is currently evaluating what impact this update will have on the consolidated financial statements.

Statement of Cash Flows - Restricted Cash - (Topic 230)

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

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments - (Topic 230)

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

Financial Instruments - Credit Losses - (Topic 326)

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

Share Based Payments - (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this update companies will no longer record excess tax benefits and certain tax deficiencies associated with an award of equity instruments in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled, and additional paid-in capital pools will be eliminated. The updated guidance will also allow the Company to repurchase more shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is to be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded in retained earnings. The Company has adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on the Company's financial statements.

Contingent Put and Call Options in Debt Instruments - (Topic 815)

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments Accounting.  This update clarifies that when a call or put option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call or put option is related to interest rates or credit risk in determining whether the option should be accounted for separately as a derivative. The new guidance applies to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective method as of the beginning of the period of adoption. The company has adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships - (Topic 815)

In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The company has adopted this guidance as of January 1, 2017. The Company currently does not apply hedge accounting for GAAP reporting purposes, therefore this guidance did not have a significant impact on the Company’s consolidated financial statements.

Financial Instruments-Overall (Subtopic 825-10)

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in residential, commercial and IO Agency MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of March 31, 2017 and December 31, 2016.

		March 31, 2017
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,060,690	$214	$(1,361,946)	$1,698,958	$2,438,623	$739,946	$(281)	$739,665
Senior, interest-only	5,434,402	287,220	—	287,220	239,511	16,095	(63,804)	$(47,709)
Subordinated	662,469	15,360	(212,416)	465,413	538,459	74,739	(1,693)	$73,046
Subordinated, interest-only	263,126	13,627	—	13,627	11,798	103	(1,932)	$(1,829)
Agency MBS
Residential	2,480,534	144,287	—	2,624,821	2,587,928	10,566	(47,459)	$(36,893)
Commercial	1,393,290	37,763	(2,761)	1,428,292	1,382,734	1,334	(46,892)	$(45,558)
Interest-only	3,248,168	139,313	—	139,313	131,189	877	(9,001)	$(8,124)
Total	$16,542,679	$637,784	$(1,577,123)	$6,657,644	$7,330,242	$843,660	$(171,062)	$672,598

		December 31, 2016
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,190,947	$231	$(1,412,058)	$1,779,120	$2,511,003	$732,133	$(250)	$731,883
Senior, interest-only	5,648,339	292,396	—	292,396	253,539	18,674	(57,531)	(38,857)
Subordinated	673,259	16,352	(212,734)	476,877	553,498	77,857	(1,236)	76,621
Subordinated, interest-only	266,927	13,878	—	13,878	12,024	—	(1,854)	(1,854)
Agency MBS
Residential	2,594,570	149,872	—	2,744,442	2,705,978	11,235	(49,699)	(38,464)
Commercial	1,331,543	37,782	(2,688)	1,366,637	1,316,975	175	(49,837)	(49,662)
Interest-only	3,356,491	152,175	—	152,175	144,800	1,893	(9,268)	(7,375)
Total	$17,062,076	$662,686	$(1,627,480)	$6,825,525	$7,497,817	$841,967	$(169,675)	$672,292

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarters Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Balance at beginning of period	$1,550,110	$1,742,744
Purchases	8,216	20,183
Yield income earned	(68,827)	(72,169)
Reclassification (to) from non-accretable difference	23,952	35,783
Sales and deconsolidation	(35)	—
Balance at end of period	$1,513,416	$1,726,541

The table below presents the outstanding principal balance and related amortized cost at March 31, 2017 and December 31, 2016 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	March 31, 2017	December 31, 2016
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,138,265	$3,550,698
End of period	$3,042,276	$3,138,265
Amortized cost:
Beginning of period	$1,695,079	$1,958,726
End of period	$1,635,565	$1,695,079

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d) of 2016, Form 10-K.

			March 31, 2017
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$9,776	$(281)	2	$—	$—	—	$9,776	$(281)	2
Senior, interest-only	82,622	(16,387)	59	76,566	(47,417)	91	159,188	(63,804)	150
Subordinated	27,875	(776)	4	3,160	(917)	4	31,035	(1,693)	8
Subordinated, interest-only	609	(345)	2	4,963	(1,587)	2	5,572	(1,932)	4
Agency MBS
Residential	2,243,923	(45,850)	109	53,638	(1,609)	1	2,297,561	(47,459)	110
Commercial	1,164,212	(43,044)	580	51,932	(3,848)	46	1,216,144	(46,892)	626
Interest-only	65,126	(2,600)	22	46,816	(6,401)	15	111,942	(9,001)	37
Total	$3,594,143	$(109,283)	778	$237,075	$(61,779)	159	$3,831,218	$(171,062)	937

			December 31, 2016
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$12,384	$(250)	3	$—	$—	—	$12,384	$(250)	3
Senior, interest-only	96,399	(13,600)	62	78,516	(43,931)	86	174,915	(57,531)	148
Subordinated	56,015	(412)	7	2,826	(824)	4	58,841	(1,236)	11
Subordinated, interest-only	748	(230)	2	11,276	(1,624)	3	12,024	(1,854)	5
Agency MBS
Residential	2,338,910	(48,084)	106	54,943	(1,615)	1	2,393,853	(49,699)	107
Commercial	1,247,923	(45,802)	646	51,733	(4,035)	46	1,299,656	(49,837)	692
Interest-only	63,506	(2,170)	20	52,963	(7,098)	16	116,469	(9,268)	36
Total	$3,815,885	$(110,548)	846	$252,257	$(59,127)	156	$4,068,142	$(169,675)	1002

At March 31, 2017, the Company had the intent to sell ten Agency MBS positions collateralized by commercial property which were in an unrealized loss position. These Commercial Agency MBS positions had an unrealized loss of $2 million at March 31, 2017. Therefore, the Company recorded an other-than-temporary impairment loss for this amount during the current reporting period. There were no other MBS securities at March 31, 2017 that were in an unrealized loss position, and the Company intended to sell, or it was more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2017.

Gross unrealized losses on the Company’s Agency residential and commercial MBS were $94 million and $100 million as of March 31, 2017 and December 31, 2016, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2017 and December 31, 2016, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency IO MBS strips which are reported at fair value with changes in fair value recorded in earnings) were $2 million and $1 million at March 31, 2017 and December 31, 2016, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.
A summary of the OTTI included in earnings for the quarters ended March 31, 2017 and 2016 is presented below.

	For the Quarter Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Total other-than-temporary impairment losses	$(2,713)	$(4,423)
Portion of loss recognized in other comprehensive income (loss)	(15,988)	(6,255)
Net other-than-temporary credit impairment losses	$(18,701)	$(10,678)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarter Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Cumulative credit loss beginning balance	$556,485	$529,112
Additions:
Other-than-temporary impairments not previously recognized	—	10,326
Reductions for securities sold or deconsolidated during the period	(7,443)	(242)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	16,726	352
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(7,539)	(172)
Cumulative credit impairment loss ending balance	$558,229	$539,376

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Quarter Ended
	March 31, 2017	March 31, 2016
Loss Severity
Weighted Average	64%	58%
Range	63% - 64%	44% - 79%
60+ days delinquent
Weighted Average	19%	20%
Range	11% - 25%	0% - 40%
Credit Enhancement (1)
Weighted Average	22%	28%
Range	0% - 37%	0% - 100%
3 Month CPR
Weighted Average	12%	5%
Range	4% - 24%	0% - 19%
12 Month CPR
Weighted Average	10%	4%
Range	4% - 19%	4% - 21%
(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at March 31, 2017 and December 31, 2016. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At March 31, 2017, IO MBS had a net unrealized loss of $58 million and had an amortized cost of $440 million. At December 31, 2016, IO MBS had a net unrealized loss of $48 million and had an amortized cost of $458 million. The fair value of IOs at March 31, 2017 and December 31, 2016 was $382 million and $410 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations.

		March 31, 2017
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$739,946	$—	$739,946	$(281)	$—	$(281)
Senior, interest-only	—	16,095	16,095	—	(63,804)	(63,804)
Subordinated	70,572	4,167	74,739	(75)	(1,618)	(1,693)
Subordinated, interest-only	—	103	103	—	(1,932)	(1,932)
Agency MBS
Residential	10,566	—	10,566	(47,459)	—	(47,459)
Commercial	1,334	—	1,334	(46,892)	—	(46,892)
Interest-only	—	877	877	—	(9,001)	(9,001)
Total	$822,418	$21,242	$843,660	$(94,707)	$(76,355)	$(171,062)

		December 31, 2016
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$732,133	$—	$732,133	$(250)	$—	$(250)
Senior, interest-only	—	18,674	18,674	—	(57,531)	(57,531)
Subordinated	74,584	3,273	77,857	(235)	(1,001)	(1,236)
Subordinated, interest-only	—	—	—	—	(1,854)	(1,854)
Agency MBS
Residential	11,235	—	11,235	(49,699)	—	(49,699)
Commercial	175	—	175	(49,837)	—	(49,837)
Interest-only	—	1,893	1,893	—	(9,268)	(9,268)
Total	$818,127	$23,840	$841,967	$(100,021)	$(69,654)	$(169,675)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,060,690	$55.51	$79.68	4.4%	15.8%
Senior, interest-only	5,434,402	5.29	4.41	1.4%	10.9%
Subordinated	662,469	70.25	81.28	3.8%	9.1%
Subordinated, interest-only	263,126	5.18	4.48	1.0%	12.8%
Agency MBS
Residential pass-through	2,480,534	105.82	104.33	3.9%	3.0%
Commercial pass-through	1,393,290	102.51	99.24	3.6%	2.9%
Interest-only	3,248,168	4.29	4.04	0.8%	3.6%
(1) Bond Equivalent Yield at period end.

	December 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,190,947	$55.76	$78.69	4.3%	15.5%
Senior, interest-only	5,648,339	5.18	4.49	1.5%	11.7%
Subordinated	673,259	70.83	82.21	3.8%	9.2%
Subordinated, interest-only	266,927	5.20	4.50	1.1%	13.5%
Agency MBS
Residential pass-through	2,594,570	105.78	104.29	3.9%	3.0%
Commercial pass-through	1,331,543	102.64	98.91	3.6%	2.9%
Interest-only	3,356,491	4.53	4.31	0.8%	3.5%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
AAA	0.3%	0.3%
AA	0.3%	0.3%
A	0.6%	0.7%
BBB	0.8%	0.7%
BB	2.3%	3.0%
B	3.8%	3.9%
Below B or not rated	91.9%	91.1%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2017 and December 31, 2016 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	March 31, 2017
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$13,049	$559,748	$1,149,305	$716,521	$2,438,623
Senior interest-only	254	40,115	107,971	91,171	239,511
Subordinated	—	91,937	222,181	224,341	538,459
Subordinated interest-only	—	—	11,798	—	11,798
Agency MBS
Residential	—	14,298	2,573,630	—	2,587,928
Commercial	—	46,882	16,676	1,319,176	1,382,734
Interest-only	—	92,969	33,509	4,711	131,189
Total fair value	$13,303	$845,949	$4,115,070	$2,355,920	$7,330,242
Amortized cost
Non-Agency RMBS
Senior	$11,800	$420,613	$783,176	$483,369	$1,698,958
Senior interest-only	1,532	49,283	135,893	100,512	287,220
Subordinated	—	76,349	183,184	205,880	465,413
Subordinated interest-only	—	—	13,627	—	13,627
Agency MBS
Residential	—	14,296	2,610,525	—	2,624,821
Commercial	—	48,568	17,239	1,362,485	1,428,292
Interest-only	—	95,470	39,191	4,652	139,313
Total amortized cost	$13,332	$704,579	$3,782,835	$2,156,898	$6,657,644

	December 31, 2016
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$25,612	$508,979	$1,267,000	$709,412	$2,511,003
Senior interest-only	417	37,796	115,780	99,546	253,539
Subordinated	—	94,793	238,630	220,075	553,498
Subordinated interest-only	—	—	12,024	—	12,024
Agency MBS
Residential	—	429,869	2,276,109	—	2,705,978
Commercial	—	47,354	16,833	1,252,788	1,316,975
Interest-only	—	75,863	63,715	5,222	144,800
Total fair value	$26,029	$1,194,654	$3,990,091	$2,287,043	$7,497,817
Amortized cost
Non-Agency RMBS
Senior	$21,423	$403,250	$868,624	$485,823	$1,779,120
Senior interest-only	1,992	50,252	134,642	105,510	292,396
Subordinated	—	76,287	195,538	205,052	476,877
Subordinated interest-only	—	—	13,878	—	13,878
Agency MBS
Residential	—	438,270	2,306,172	—	2,744,442
Commercial	—	49,027	17,247	1,300,363	1,366,637
Interest-only	—	77,598	69,333	5,244	152,175
Total amortized cost	$23,415	$1,094,684	$3,605,434	$2,101,992	$6,825,525

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At March 31, 2017 and December 31, 2016, 68% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At March 31, 2017 and December 31, 2016, 13% and 14% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
Weighted average maturity (years)		21.4		21.6
Weighted average amortized loan to value (1)		66.2%		66.5%
Weighted average FICO (2)		674		675
Weighted average loan balance (in thousands)		$320		$319
Weighted average percentage owner occupied		83.3%		83.2%
Weighted average percentage single family residence		65.8%		65.8%
Weighted average current credit enhancement		2.3%		2.3%
Weighted average geographic concentration of top four states	CA	32.1%	CA	32.1%
	FL	8.2%	FL	8.1%
	NY	8.1%	NY	7.9%
	NJ	2.7%	NJ	2.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2017 and December 31, 2016.

Origination Year	March 31, 2017	December 31, 2016
2003 and prior	3.6%	3.6%
2004	4.2%	4.2%
2005	20.4%	20.2%
2006	37.7%	38.0%
2007	31.5%	31.3%
2008	1.8%	1.8%
2009 and later	0.8%	0.9%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2017 and 2016 are as follows:

	For the Quarter Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Proceeds from sales	$20,063	$270,479
Gross realized gains	5,187	1,695
Gross realized losses	(20)	(4,369)
Net realized gain (loss)	$5,167	$(2,674)

Included in the gross realized gains for the quarter ended March 31, 2017 in the table above are exchanges of securities with a fair value of $20 million, the Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset.  These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $5 million reflected in earnings for the quarter ended March 31, 2017. There were no such exchanges during the quarter ended March 31, 2016.

4. Securitized Loans Held for Investment

The Securitized loans held for investment is comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At March 31, 2017, all securitized loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the securitized loans held for investment. As changes in the fair value of these securitized loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Securitized loans held for investments was $12.4 billion and $8.6 billion as of March 31, 2017 and December 31, 2016, respectively.

The following table provides a summary of the changes in the carrying value of securitized loans held for investment at fair value at March 31, 2017 and December 31, 2016:

	For the Quarter Ended	For the Year Ended
	March 31, 2017	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$8,753,653	$4,768,416
Purchases	4,165,322	4,897,370
Principal paydowns	(324,851)	(1,022,414)
Sales and settlements	1,289	5,007
Net periodic accretion (amortization)	(3,109)	(41,363)
Change in fair value	120,969	146,637
Balance, end of period	$12,713,273	$8,753,653

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Residential mortgage loans

The securitized loan portfolio for all residential mortgages were originated during the following years:

Origination Year	March 31, 2017	December 31, 2016
2002 and prior	8.2%	8.9%
2003	7.0%	5.2%
2004	15.4%	11.9%
2005	20.7%	20.5%
2006	20.8%	22.0%
2007	19.1%	20.9%
2008	6.0%	6.5%
2009	0.5%	0.6%
2010 and later	2.3%	3.5%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the securitized residential loan portfolio at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Number of loans		140,899		95,155
Weighted average maturity (years)		19.0		19.8
Weighted average loan to value (1)		87.3%		86.9%
Weighted average FICO (1)		640		627
Weighted average loan balance (in thousands)		$90		$93
Weighted average percentage owner occupied		97.0%		96.6%
Weighted average percentage single family residence		86.0%		85.0%
Weighted average geographic concentration of top five states	CA	9.2%	CA	10.0%
	FL	6.8%	FL	6.7%
	OH	6.4%	OH	6.5%
	PA	5.5%	VA	5.9%
	VA	5.5%	NC	5.1%
(1) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at March 31, 2017 and December 31, 2016.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
March 31, 2017	$376,365	$127,936	$235,111	$198,395	$187,021	$41,158	$1,165,986
December 31, 2016	$363,899	$140,495	$190,991	$207,364	$203,265	$40,709	$1,146,723

The fair value of residential mortgage loans 90 days or more past due is $499 million and $449 million as of March 31, 2017 and December 31, 2016, respectively.

Real estate owned

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at March 31, 2017 and December 31, 2016 was $12 million and $13 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At March 31, 2017, ten investment holdings with an internally developed fair value of $103 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $7 million higher than the third party prices provided of $96 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2017 in excess of the derived predetermined threshold for the period. At December 31, 2016, ten investment holdings with an internally developed fair value of $123 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $16 million higher than the third party prices provided of $107 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices.

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

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $251 million and $266 million as of March 31, 2017 and December 31, 2016. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $131 million and $145 million as of March 31, 2017 and December 31, 2016. Interest income on all IO MBS securities was $9 million and $12 million for the quarters ended March 31, 2017 and 2016, respectively.

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

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings is $18 million and $19 million as of March 31, 2017 and December 31, 2016, respectively.

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

At March 31, 2017, the internally developed fair values of loan pools of $700 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $42 million lower than the third party prices provided of $742 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. At December 31, 2016, the internally developed fair values of loan pools of $1.60 billion had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $50 million higher than the third party prices provided of $1.55 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2017 and December 31, 2016 in excess of the derived predetermined threshold for the period.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2017 and December 31, 2016 is presented below.

	March 31, 2017
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$3,228,391	$—	$3,228,391
Agency MBS, at fair value	—	4,101,851	—	—	4,101,851
Securitized loans held for investment, at fair value	—	—	12,713,273	—	12,713,273
Derivatives	136	23,957	—	(13,204)	10,889

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(10,111,293)	—	(10,111,293)
Derivatives	(919)	(14,695)	—	13,987	(1,627)
Total	$(783)	$4,111,113	$5,830,371	$783	$9,941,484

	December 31, 2016
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	3,330,063	$—	$3,330,063
Agency MBS, at fair value	—	4,167,754	—	—	4,167,754
Securitized loans held for investment, at fair value	—	—	8,753,653	—	8,753,653
Derivatives	1,785	22,327	—	(14,435)	9,677

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(6,941,097)	—	(6,941,097)
Derivatives	—	(17,225)	—	14,875	(2,350)
Total	$1,785	$4,172,856	$5,142,619	$440	$9,317,700

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at March 31, 2017 and December 31, 2016.

Fair Value Reconciliation, Level 3
	For the Quarter Ended, March 31, 2017
	(dollars in thousands)
	Non-Agency RMBS	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,330,063	$8,753,653	$(6,941,097)	$5,142,619
Transfers in to Level 3 assets	6,112	—	—	6,112
Transfers out of Level 3 assets	—	—	—	—
Purchases	25,745	4,165,322	(3,457,535)	733,532
Principal payments	(127,929)	(324,851)	331,290	(121,490)
Sales and Settlements	(20,063)	1,289	—	(18,774)
Accretion (amortization) of purchase discounts	30,661	(3,109)	(4,525)	23,027
Gains (losses) included in net income
Other than temporary credit impairment losses	(16,726)	—	—	(16,726)
Realized gains (losses) on sales and settlements	5,150	—	—	5,150
Net unrealized gains (losses) included in income	(8,551)	120,969	(39,426)	72,992
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	3,929	—	—	3,929
Ending balance Level 3 assets	$3,228,391	$12,713,273	$(10,111,293)	$5,830,371

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2016
	(dollars in thousands)
	Non-Agency RMBS	Securitized Loans	Securitized Debt	Total
Beginning balance Level 3 assets	$3,675,841	$4,768,416	$(3,720,496)	$4,723,761
Transfers in to Level 3 assets	—	—	—	—
Transfers out of Level 3 assets	—	—	—	—
Purchases	257,914	4,897,370	(4,797,255)	358,029
Principal payments	(532,696)	(1,022,414)	1,059,854	(495,256)
Sales and Settlements	(149,938)	5,007	608,816	463,885
Accretion (amortization) of purchase discounts	120,638	(41,363)	(2,128)	77,147
Gains (losses) included in net income
Other than temporary credit impairment losses	(57,986)	—	—	(57,986)
Realized gains (losses) on sales and settlements	13,761	—	(122)	13,639
Net unrealized gains (losses) included in income	3,173	146,637	(89,766)	60,044
Gains (losses) included in other comprehensive income				—
Total unrealized gains (losses) for the period	(644)	—	—	(644)
Ending balance Level 3 assets	$3,330,063	$8,753,653	$(6,941,097)	$5,142,619

There were 6 million of Agency IOs transferred to Level 3 and no transfers out from Level 3, during the quarter ended March 31, 2017. There were no transfers to or from Level 3 for the year ended December 31, 2016. The primary cause of the changes in fair value of the securitized loans and the securitized debt are due to changes in credit risk of the portfolio.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of March 31, 2017 and December 31, 2016 follows:

	March 31, 2017				December 31, 2016
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	5.1%	1% -40%	0% -22%	35% -95%	5.4%	1% -35%	0% -22%	35% -95%
Senior interest-only	12.7%	3% -25%	0% -23%	35% -95%	12.5%	3% -30%	0% -22%	35% -95%
Subordinated	5.9%	1% -25%	0% -18%	10% -74%	6.2%	1% -25%	0% -18%	0% -79%
Subordinated interest-only	11.6%	6% -20%	0% -11%	35% -78%	13.2%	6% -15%	0% -11%	35% -76%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of March 31, 2017 and December 31, 2016 follows:

	March 31, 2017			December 31, 2016
	Significant Inputs			Significant Inputs
	CPR Range	CDR Range	Loss Severity Range	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	1% - 30%	0% - 25%	35% - 70%	1% - 35%	0% - 30%	35% - 65%

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

Sensitivity of Significant Inputs – Securitized loans held for investment

The Securitized loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the securitized loans held for investment collateralized by seasoned subprime residential mortgage loans, as of March 31, 2017 and December 31, 2016 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Securitized loans held for investment collateralized by seasoned subprime mortgages at fair value as of March 31, 2017 and December 31, 2016 follows:

	March 31, 2017	December 31, 2016
Factor:
Coupon
Base Rate	5.2%	5.2%
Actual	7.1%	7.1%

FICO
Base Rate	634	632
Actual	637	621

Loan-to-value (LTV)
Base Rate	86%	87%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	97%	97%
Investor	2%	2%
Secondary	1%	1%
Property Type
Single family	86%	86%
Manufactured housing	6%	6%
Multi-family/mixed use/other	8%	8%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

	March 31, 2017
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	5,851,204	5,873,452
Securitized debt, collateralized by Non-Agency RMBS	3	303,389	292,285

	December 31, 2016
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	5,600,903	5,619,385
Securitized debt, collateralized by Non-Agency RMBS	3	334,124	324,261

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of March 31, 2017 and December 31, 2016 is:

	March 31, 2017	December 31, 2016
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$3,059,267	$3,087,734
Non-agency MBS (in thousands)	2,791,937	2,513,169
Total:	$5,851,204	$5,600,903

Average balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$3,120,531	$4,159,651
Non-agency MBS (in thousands)	2,679,610	2,322,683
Total:	$5,800,141	$6,482,334

Weighted average borrowing rate of Repurchase agreements secured by:
Agency MBS	0.95%	0.90%
Non-agency MBS	3.20%	3.05%

Weighted average maturity of Repurchase agreements secured by:
Agency MBS	23 Days	32 Days
Non-agency MBS	97 Days	98 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$3,274,112	$3,334,245
Non-agency MBS (in thousands)	3,996,503	3,699,621
Total:	$7,270,615	$7,033,866

At March 31, 2017 and December 31, 2016, the repurchase agreements collateralized by MBS had the following remaining maturities.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	3,743,094	2,947,604
30 to 59 days	1,107,093	958,956
60 to 89 days	320,551	407,625
90 to 119 days	40,223	559,533
Greater than or equal to 120 days	640,243	727,185
Total	$5,851,204	$5,600,903

At March 31, 2017, the Company did not have any amount at risk with its counterparties, that was greater than 10% of its equity related to the collateral posted on repurchase agreements. At December 31, 2016, the Company had an amount at risk with Nomura Securities Company Limited of 10% of its equity related to the collateral posted on repurchase agreements, the weighted average maturity of the repurchase agreements with Nomura Securities Company Limited was 104 days and the amount at risk was $320 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of March 31, 2017 and December 31, 2016.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2017 and December 31, 2016 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $319 million and $350 million, respectively. At March 31, 2017 and December 31, 2016, the debt carried a weighted average cost of financing equal to 5.39% and 5.21%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at March 31, 2017 and December 31, 2016, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Within One Year	$92,500	$98,565
One to Three Years	68,666	82,563
Three to Five Years	24,678	23,854
Greater Than Five Years	18,754	31,973
Total	$204,598	$236,955

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

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2017 and December 31, 2016 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $10.2 billion and $7.1 billion, respectively. During the quarter ended March 31, 2017 and 2016, the company recognized a loss of $39 million and a gain of $10 million, respectively, on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value.

At March 31, 2017 and December 31, 2016 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 4.10% and 3.99% respectively. The debt matures between the years 2021 and 2065.

During the quarter ended March 31, 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. These transactions resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the quarter ended March 31, 2016. There were no securitized debt acquisitions during the quarter ended March 31, 2017.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at March 31, 2017 and December 31, 2016, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Within One Year	$1,687,837	$1,151,519
One to Three Years	2,729,420	1,841,808
Three to Five Years	2,094,911	1,423,706
Greater Than Five Years	3,461,466	2,477,123
Total	$9,973,634	$6,894,156

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by quarter at March 31, 2017.

March 31, 2017
(dollars in thousands)
Year	Principal
2017	$1,162,931
2018	1,130,809
2019	457,005
2020	3,903,177
2021	3,290,623
Total	$9,944,545

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of March 31, 2017, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $14.7 billion and liabilities with a carrying value of $10.5 billion. As of December 31, 2016, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $10.8 billion of and liabilities with a carrying value of $7.3 billion.

During the quarter ended March 31, 2017, the Company acquired approximately $4.1 billion unpaid principal balance of seasoned residential subprime mortgage loans. The Company sold these loans to multiple real estate mortgage investment conduit trusts (the “Trusts”). The Company purchased certain subordinate notes and trust certificates of the Trusts. The Company evaluated the Trusts and determined that the total equity investment at risk is not sufficient to permit these trusts to finance its activities without additional subordinated financial support provided by another party. Therefore, the Company concluded that the Trusts were VIEs. The Company further determined that their interests in the Trusts gave the Company the power to direct the activity of these VIEs that most significantly impacted the Company's economic performance of the VIEs. As the Company concluded that it was the primary beneficiary of the Trusts, the Company consolidated the assets and liabilities of the Trusts. All intercompany balances and transactions are eliminated in consolidation.

The consolidation of these Trusts resulted in the addition of the following amounts, net of eliminations, at the time of acquisition.

Consolidated Trusts
(dollars in thousands)
Assets:
Securitized loans held for investment, at fair value	$4,202,446
Other Assets	24,882

Liabilities:
Securitized debt at fair value (1)	$3,468,597
(1) After the elimination of intercompany balances.

As sponsor of the Trusts, the Company has retained an eligible horizontal retained interest consisting of the Class B and Class C notes in the Trusts in order to satisfy the U.S. risk retention rules (the “Required Credit Risk”). The U.S. risk retention rules impose limitations on the ability of the Company to dispose of or hedge the Required Credit Risk until the later of (i) the fifth anniversary of the closing date of the securitization transactions (the “Closing Date”) and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the Closing Date, but in any event no longer than the seventh anniversary of the Closing Date. These investments have been eliminated in consolidation of the Trusts as of March 31, 2017.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$1,775,986	$1,842,080
Securitized loans held for investment, at fair value	12,713,273	8,753,653
Accrued interest receivable	77,940	57,153
Other Assets	126,108	109,068
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$303,389	$334,124
Securitized debt at fair value, collateralized by loans held for investment	10,111,293	6,941,097
Accrued interest payable	36,553	24,942

Income and expense and OTTI amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the table below.

	For the Quarter Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$192,989	$131,980
Interest expense, Non-recourse liabilities of VIEs	82,684	39,250
Net interest income	$110,305	$92,730

Total other-than-temporary impairment losses	$(413)	$(233)
Portion of loss recognized in other comprehensive income (loss)	(13,467)	(7,864)
Net other-than-temporary credit impairment losses	$(13,880)	$(8,097)

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2017, ranged from less than $1 million to $51 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2016, ranged from less than $1 million to $51 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.4 billion at March 31, 2017 and December 31, 2016, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2017 and December 31, 2016.

		March 31, 2017
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,535,900	Derivatives, at fair value, net	$5,876	Derivatives, at fair value, net	$—
Swaptions	482,000	Derivatives, at fair value, net	5,013	Derivatives, at fair value, net	(1,627)
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$2,637,600		$10,889		$(1,627)

		December 31, 2016
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,396,900	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	624,000	Derivatives, at fair value, net	7,892	Derivatives, at fair value, net	(2,350)
Treasury Futures	619,700	Derivatives, at fair value, net	1,785	Derivatives, at fair value, net	—
Total	$2,640,600		$9,677		$(2,350)

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives For the Quarter Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2017	March 31, 2016
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$6,316	$(88,709)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(4,106)	(11,676)
Treasury Futures	Net unrealized gains (losses) on derivatives	(2,568)	(2,985)
Treasury Futures	Net realized gains (losses) on derivatives	(2,084)	(21,610)
Swaptions	Net unrealized gains (losses) on derivatives	1,148	(8,987)
Swaptions	Net realized gains (losses) on derivatives	(3,168)	(2,140)
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	(430)
Other Derivative Assets	Net realized gains (losses) on derivatives	—	—
Total		$(4,462)	$(136,537)
(1) Includes loss on termination of interest rate swap of $458 thousand for the quarter ended March 31, 2016.

There were no swaps terminations during the quarter ended March 31, 2017. The Company paid $458 thousand to terminate interest rate swaps with a notional value of $1 billion during the quarter ended March 31, 2016. The terminated swaps were scheduled to mature in 2017. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2017 was 2.11% and the weighted average receive rate was 1.04%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2016 was 2.13% and the weighted average receive rate was 0.90%. The weighted average maturity on the Company’s interest rate swaps at March 31, 2017 and December 31, 2016 was 7 years and 8 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net asset position at March 31, 2017 is approximately $2 million including accrued interest, which represents the maximum amount the Company would receive upon termination, which is fully collateralized.

10. Capital Stock

Preferred Stock

In February 2017, the Company issued 13,000,000 shares of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), at a public offering price of $25.00 per share. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing in March 30, 2024, subject to the Company’s right, under limited circumstances, to redeem the Series B Preferred Stock prior to that date. The initial dividend rate for the Series B Preferred Stock, from and including February 27, 2017, to but not including March 30, 2024, will be equal to 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). On and after March 30, 2024, dividends on the Series B Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.791% per annum. The Series B Preferred Stock is entitled to receive, when and as declared, a dividend at a rate of 8.0% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. This transaction was completed in February 2017, pursuant to which the company received proceeds, net of offering costs, of $314 million. The first dividend for the Series B preferred stock will be paid on June 30, 2017.

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
The Company declared dividends to Series A preferred stockholders of $3 million or $0.50 per preferred share during the quarter ended March 31, 2017.
Common Stock

Our Board of Directors adopted a program that authorizes repurchases of our common stock up to $350 million. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company did not repurchase any shares during the quarter ended of March 31, 2017, and has $100 million in its share repurchase program that may be used to repurchase shares in the future.

During the quarter ended March 31, 2017, the Company declared regular dividends to common shareholders totaling $94 million, or $0.50 per share. During the quarter ended March 31, 2016, the Company declared and paid a special dividend of $0.50 per share to common shareholders totaling $94 million, in addition to a regular dividend declared of $0.48 per share totaling $90 million.

Earnings per share for the quarter ended March 31, 2017, and 2016, respectively, are computed as follows:

	For the Quarter Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$157,524	$83,098
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$157,524	$83,098

Denominator:
Weighted average basic shares	187,761,748	187,723,472
Effect of dilutive securities	433,313	116,710
Weighted average dilutive shares	188,195,061	187,840,182

Net income per average share attributable to common stockholders - Basic	$0.84	$0.44
Net income per average share attributable to common stockholders - Diluted	$0.84	$0.44

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the quarters ended March 31, 2017 and 2016:

	March 31, 2017
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2016	$718,106	$718,106
OCI before reclassifications	(3,910)	(3,910)
Amounts reclassified from AOCI	13,515	13,515
Net current period OCI	9,605	9,605
Balance as of March 31, 2017	$727,711	$727,711

	March 31, 2016
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2015	$773,791	$773,791
OCI before reclassifications	59,408	59,408
Amounts reclassified from AOCI	9,066	9,066
Net current period OCI	68,474	68,474
Balance as of March 31, 2016	$842,265	$842,265

The following table presents the details of the reclassifications from AOCI for the quarters ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$5,186	$1,612	Net realized gains (losses) on sales of investments
	(18,701)	(10,678)	Net other-than-temporary credit impairment losses
	$(13,515)	$(9,066)	Income before income taxes
	—	—	Income taxes
	$(13,515)	$(9,066)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015) (the “Incentive Plan”), directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting between two and ten years depending on the award, after which time the awards fully vest. During the vesting period, these shares may not be sold. There were approximately 6 million shares available for future grants under the Incentive Plan as of March 31, 2017.

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

During the quarter ended March 31, 2017 and 2016, the Company granted certain of its employees Restricted Stock Units (“RSU”) awards.  RSU awards are designed to reward certain employees of the Company for services provided over the previous year.  The RSU awards vest equally over a three year period beginning one year from the grant date and will fully vest after three years. The RSU awards are valued at the market price of the Company’s common stock on the grant date and the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 112 thousand and 266 thousand RSU awards during the quarter ended March 31, 2017 and 2016, with a grant date fair value of $2 million and $3 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the quarter ended March 31, 2017 and 2016, the Company granted certain of its employees 144 thousand and 180 thousand Performance Share Units (“PSU”) awards, respectively.  PSU awards are designed to align compensation with the Company’s future performance.  The PSU awards include a three year performance period ending on December 31, 2019 and December 31, 2018, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the stock performance of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions.  Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions.  Based on the model results, the 144 thousand PSU awards granted during 2017 had a grant date value of $3 million that will cliff vest on December 31, 2019. The 180 thousand PSU awards granted during 2016 had a grant date value of $3 million which will cliff vest on December 31, 2018.

The Company recognized stock based compensation expenses of $1 million, and $102 thousand for the quarters ended March 31, 2017, and 2016, respectively. There were no forfeitures during the quarter ended March 31, 2017 and 2016.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $18,000 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expense related to the Company’s qualified plan for the quarters ended March 31, 2017 and 2016 was $112 thousand and $92 thousand, respectively.

13. Income Taxes

For the quarter ended March 31, 2017 and the year ended December 31, 2016, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the quarter ended March 31, 2017 and December 31, 2016.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(5,851,204)	$—	$(5,851,204)	$7,270,615	$4,849	$1,424,260
Interest Rate Swaps - Gross Assets	18,944	(13,068)	5,876	—	32,375	38,251
Interest Rate Swaps - Gross Liabilities	(13,068)	13,068	—	—	—	—
Treasury Futures - Gross Assets	136	(136)	—	—	5,254	5,254
Treasury Futures - Gross Liabilities	(919)	919	—	—	—	—
Swaptions - Gross Assets	5,013	—	5,013	—	—	5,013
Swaptions - Gross Liabilities	(1,627)	—	(1,627)	341	—	(1,286)
Other Derivative Assets	—	—	—	—	—	—
Total Liabilities	$(5,842,725)	$783	$(5,841,942)	$7,270,956	$42,478	$1,471,492
(1) Included in other assets

	December 31, 2016
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(5,600,903)	$—	$(5,600,903)	$7,033,866	$2,545	$1,435,508
Interest Rate Swaps - Gross Assets	14,435	(14,435)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	(14,875)	14,875	—	—	39,627	39,627
Treasury Futures - Gross Assets	1,785	—	1,785	—	3,320	5,105
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	7,892	—	7,892	—	—	7,892
Swaptions - Gross Liabilities	(2,350)	—	(2,350)	10,341	—	7,991
Other Derivative Assets	—	—	—	—	—	—
Total Liabilities	$(5,594,016)	$440	$(5,593,576)	$7,044,207	$45,492	$1,496,123
(1) Included in other assets

15. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain re-securitization transactions engaged in by the Company, it has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. Management is not aware of any contingencies that require accrual or disclosure as of March 31, 2017 and December 31, 2016.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our Form 10-K for fiscal year ended December 31, 2016. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We focus our investment activities primarily on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS, and on acquiring residential mortgage loans. At March 31, 2017, based on the amortized cost balance of our interest earning assets, approximately 22% of our investment portfolio was Agency MBS, 13% of our investment portfolio was Non-Agency RMBS, and 65% of our investment portfolio was securitized residential mortgage loans, respectively. At December 31, 2016, based on the amortized cost balance of our interest earning assets, approximately 28% of our investment portfolio was Agency MBS, 16% of our investment portfolio was Non-Agency RMBS, and 56% of our investment portfolio was securitized residential mortgage loans, respectively.

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

The fed funds rate increased in December 2016 and again in March 2017.  Despite these rate increases, equity markets continued to climb during the first quarter following positive market sentiments post-election on the hopes of business friendly changes to regulations and tax policy.  While the 10-year treasury rose over 30 basis points from the end of February to the middle of March, over the course of the quarter, the yield fell 5 basis points from 2.45% to 2.40%. Additionally, one-month and six-month LIBOR ("London Interbank Offered Rate") were up 23 basis points and 9 basis points, respectively, during the first quarter of 2017.

In the first quarter of 2017 we continued to invest in residential credit assets, which tend to be less interest rate sensitive than Agency MBS. During the first quarter of 2017, we added $4.1 billion of investments to our loan portfolio, bringing the total to $12.7 billion or 65% of total investments as of March 31, 2017, up from $8.8 billion or 56% of investments as of December 31, 2016. Our investments in Agency and Non-Agency investments at March 31, 2017 were relatively unchanged compared to December 31, 2016.

Our book value per common share was $16.20 as of March 31, 2017 up from $15.87 as of December 31, 2016 as the value of our Loans increased from year end.

We issued 13 million shares of 8.00% Series B fixed-to-floating rate cumulative redeemable preferred stock.  The net proceeds of the preferred stock offering provided the capital to allow the Company to increase the size of the balance sheet and invest in new securitizations that we expect will be accretive to our common shareholders.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended March 31, 2017 and 2016.

Net Income
(dollars in thousands)
(unaudited)
	For the Quarter Ended
	March 31, 2017	March 31, 2016
Net Interest Income:
Interest income (1)	$251,344	$201,194
Interest expense (2)	110,231	62,981
Net interest income	141,113	138,213
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,713)	(4,423)
Portion of loss recognized in other comprehensive income	(15,988)	(6,255)
Net other-than-temporary credit impairment losses	(18,701)	(10,678)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	4,896	(101,110)
Realized gains (losses) on terminations of interest rate swaps	—	(458)
Net realized gains (losses) on derivatives	(9,358)	(34,969)
Net gains (losses) on derivatives	(4,462)	(136,537)
Net unrealized gains (losses) on financial instruments at fair value	72,243	16,871
Net realized gains (losses) on sales of investments	5,167	(2,674)
Gains (losses) on Extinguishment of Debt	—	(1,766)
Total other gains (losses)	72,948	(124,106)
Other income:
Other income	—	95,000
Total other income	—	95,000
Other expenses:
Compensation and benefits	7,556	5,222
General and administrative expenses	4,040	4,503
Servicing Fees of consolidated VIEs	9,588	5,577
Deal Expenses	11,353	—
Total other expenses	32,537	15,302
Income (loss) before income taxes	162,823	83,127
Income taxes	16	29
Net income (loss)	$162,807	$83,098

Dividend on preferred stock	$5,283	$—

Net income (loss) available to common shareholders	$157,524	$83,098

Net income (loss) per share available to common shareholders:
Basic	$0.84	$0.44
Diluted	$0.84	$0.44

Weighted average number of common shares outstanding:
Basic	187,761,748	187,723,472
Diluted	188,195,061	187,840,182

Dividends declared per share of common stock	$0.50	$0.98

(1) Includes interest income of consolidated VIEs of $192,989 and $131,980 for the quarters ended March 31, 2017 and 2016, respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $82,684 and $39,250 for the quarters ended March 31, 2017 and 2016, respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Quarters Ended March 31, 2017 and 2016.

Our net income increased by $80 million to $163 million, or $0.84 per average basic common share, for the quarter ended March 31, 2017 as compared to $83 million, or $0.44 per average basic common share, for the quarter ended March 31, 2016. The increase in net income for the quarter ended March 31, 2017 is primarily due to an increase in net unrealized gains on derivatives, financial instruments at fair value, and lower realized losses on swaps of $106 million, $55 million and $26 million, respectively, compared to the same period of 2016. These gains were offset by a decrease in other income of $95 million, which was a one-time receipt of additional remedies against other parties in the first quarter 2016 and increased impairment losses of $8 million compared to the same period of 2016.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Interest Income

Interest income increased by $50 million, or 25%, to $251 million for the quarter ended March 31, 2017 as compared to$201 million for the same period of 2016. The increase is primarily due to the increase in interest income earned on residential mortgage loans of $65 million as compared to the same period of 2016. This increase was offset, in part, by lower Agency MBS interest income of $10 million as compared to the same period of 2016, which impacts both our securitized debt and our recourse debt. These changes are primarily driven by the repositioning of our balance sheet by adding residential mortgage loans and decreasing our investments in Agency MBS.

Interest Expense

Interest expense increased by $47 million, or 75%, to $110 million for the quarter ended March 31, 2017 as compared to $63 million for the same period of 2016. The increase is primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $42 million, which was driven primarily by higher securitized debt balance compared to the same period of 2016. Interest expense is also higher as a result of higher interest rates compared to the first quarter of 2016. Interest expense for GAAP reporting does not include the periodic costs of our derivative hedges, which are reported separately in our GAAP financial statements.

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

	GAAP Interest Income	GAAP Interest Expense	Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Losses on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended March 31, 2017	$251,344	$110,231	$4,106	$114,337	$141,113	$(4,106)	$(519)	$136,488
For the Quarter Ended December 31, 2016	$260,823	$106,737	$4,151	$110,888	$154,086	$(4,151)	$40	$149,975
For the Quarter Ended September 30, 2016	$250,953	$94,911	$4,595	$99,506	$156,042	$(4,595)	$(105)	$151,342
For the Quarter Ended June 30, 2016	$221,096	$83,227	$8,141	$91,368	$137,869	$(8,141)	$(367)	$129,361
For the Quarter Ended March 31, 2016	$201,194	$62,981	$11,220	$74,201	$138,213	$(11,220)	$(448)	$126,545
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	March 31, 2017			March 31, 2016
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$3,730,939	$27,632	3.0%	$6,003,520	$37,659	2.5%
Non-Agency RMBS	1,372,359	30,205	8.8%	1,461,811	31,106	8.5%
Non-Agency RMBS transferred to consolidated VIEs	1,141,388	60,134	21.1%	1,418,442	64,232	18.1%
Residential mortgage loans held for investment	9,091,646	132,854	5.8%	4,686,855	67,749	5.8%
Total	$15,336,332	$250,825	6.5%	$13,570,628	$200,746	5.9%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$3,120,531	$11,473	1.5%	$5,419,402	$21,279	1.6%
Non-Agency RMBS	745,920	5,532	3.0%	828,757	4,941	2.4%
RMBS from bond securitizations	605,366	4,669	3.1%	708,286	5,043	2.8%
RMBS from loan securitizations	1,328,324	9,978	3.0%	540,479	3,687	2.7%
Securitized debt, collateralized by Non-Agency RMBS	318,756	5,012	6.3%	510,761	3,996	3.1%
Securitized debt, collateralized by loans	7,121,397	77,673	4.4%	3,668,327	35,255	3.8%
Total	$13,240,294	$114,337	3.5%	$11,676,012	$74,201	2.5%

Economic net interest income/net interest rate spread		$136,488	3.0%		$126,545	3.4%

Net interest-earning assets/net interest margin	$2,096,038		3.6%	$1,894,616		3.6%

Ratio of interest-earning assets to interest bearing liabilities	1.16			1.16

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income increased by $10 million to $136 million for the quarter ended March 31, 2017 from $127 million for the same period of 2016. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 40 basis points for the quarter ended March 31, 2017 as compared to the same period of 2016. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities remained unchanged for the quarter ended March 31, 2017 as compared to the same periods of 2016. Average net interest-earning assets increased by $201 million for the quarter ended March 31, 2017 from the same period of the prior quarter. The increase in average net interest-earning assets for the quarter ended March 31, 2017 as compared to the same period of 2016, was primarily driven by an increase in our investments in residential mortgage loans, which was partially offset by an increase in our securitized debt, collateralized by loans portfolio.

Economic Interest Expense and the Cost of Funds

The borrowing rate at which we are able to finance our assets using repurchase agreements and securitized debt is typically correlated to LIBOR and the term of the financing. The table below shows our average borrowed funds, economic interest expense, average cost of funds (inclusive of realized losses on interest rate swaps), average one-month LIBOR, average six-

month LIBOR, average one-month LIBOR relative to average six-month LIBOR, and average cost of funds relative to average one- and six- month LIBOR.

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2017	$13,240,294	$114,337	3.50%	0.83%	1.37%	(0.54)%
For The Quarter Ended December 31, 2016	$13,038,695	$110,888	3.40%	0.60%	1.28%	(0.68)%
For The Quarter Ended September 30, 2016	$13,585,665	$99,506	2.93%	0.51%	1.15%	(0.64)%
For The Quarter Ended June 30, 2016	$12,986,780	$91,368	2.81%	0.40%	0.90%	(0.50)%
For The Quarter Ended March 31, 2016	$11,676,012	$74,201	2.54%	0.43%	0.88%	(0.45)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $1.6 billion for the quarter ended March 31, 2017 as compared to the same period of 2016. Economic interest expense increased by $40 million for the quarter ended March 31, 2017 as compared to the same period of 2016. The increase in average interest-bearing liabilities is primarily a result of the increase in the amount of our securitized debt collateralized by seasoned subprime mortgage loans as well as increased LIBOR. Our economic interest expense has increased primarily due to increased expenses on securitized debt collateralized by seasoned subprime mortgage loans and repurchase agreements collateralized by underlying assets of the loan investments, as well as increased interest rates.

Average one-month and six month LIBOR were up 40 basis points and 49 basis points, respectively, during the quarter ended March 31, 2017 as compared to the same period of 2016, contributing to the increase in economic interest expense in addition to increased average debt balances. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $19 million and $11 million for the quarter ended March 31, 2017 and 2016 respectively. Of these amounts, $14 million and $8 million of the OTTI for the quarters ended March 31, 2017 and 2016 respectively, were related to securities included in our consolidated VIEs. As of March 31, 2017, we had four Non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $355 thousand for which we did not recognize impairment. We intend to hold these securities until they recover their amortized cost. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters ended March 31, 2017 and 2016 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the decline in our swap portfolio balance and increase in interest rates.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarter ended March 31, 2017 and 2016.

	For the Quarter Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(4,106)	$(11,220)
Realized gains (losses) on derivative instruments, net:
Treasury Futures	(2,084)	(21,609)
Swaptions	(3,168)	(2,140)
Other Derivative Assets	—	—
Swaps - Terminations	—	(458)
Total realized gains (losses) on derivative instruments, net	(5,252)	(24,207)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	6,316	(88,708)
Treasury Futures	(2,568)	(2,985)
Swaptions	1,148	(8,987)
Other Derivative Assets	—	(430)
Total unrealized gains (losses) on derivative instruments, net:	4,896	(101,110)
Total gains (losses) on derivative instruments, net	$(4,462)	$(136,537)

There were no swaps terminations during the quarter ended March 31, 2017. The Company paid $458 thousand to terminate interest rate swaps with a notional value of $1 billion during the quarter ended March 31, 2016. The terminated swaps were scheduled to mature in 2017. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement. We decreased our Treasury futures positions by $195 million of notional value at the quarter ended March 31, 2017, when compared to the same period of 2016.

Changes in our derivative positions were a result of changes in our portfolio composition and changes in interest rates.

During the quarter ended March 31, 2017, we recognized total net losses on derivatives of $4 million compared to net losses of $137 million for the same period of 2016. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures, swaptions and mortgage options. The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the received floating leg of these same swaps, resulting in a net payment on the periodic settlement of the swaps during the quarter.

In addition, we incurred realized losses on our short futures positions of $2 million and $22 million during the quarter ended March 31, 2017 and 2016, respectively. The realized losses were driven primarily by declines in interest rates during these periods, which increased the Treasury futures prices, resulting in realized losses on our short futures positions. Treasury futures are not included in our economic interest expense and economic net interest income.

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

	As of		As of		For the Quarter Ended
	March 31, 2017		March 31, 2016		March 31, 2017	March 31, 2016
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value
Assets:
IO RMBS securities	$8,945,696	$382,498	$9,633,816	$429,937	$(9,577)	$5,150
Non-Agency RMBS securities	N/A	17,861	N/A	15,967	277	(2,792)
Securitized loans held for investment, at fair value	12,644,541	12,713,273	4,629,305	4,613,492	120,969	4,295
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	10,168,212	10,111,293	3,672,300	3,617,294	(39,426)	10,218
Total	$31,758,449	$23,224,925	$17,935,421	$8,676,690	$72,243	$16,871

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

We invest in acquired residual interests in several seasoned pools of mortgage loans. These holdings generally do not have a traditional unpaid principal amount and pay cash based on guidance in the trust documents when excess cash is available. Many of these holdings do not pay any interest and may never pay interest. We have elected to carry these residual interests at fair value with changes in fair value reflected in earnings.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

For the quarter ended March 31, 2017 and 2016 we had net realized gains of $5 million and a net realized loss of $3 million, respectively, on sales of investments. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a loss on extinguishment of debt.

During the quarter ended March 31, 2017, we did not acquire any securitized debt collateralized by loans or Non-Agency RMBS. During the quarter ended March 31, 2016, we acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. These transactions resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the quarter ended March 31, 2016.

Compensation, General and Administrative Expenses and Deal Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A, expenses and deal expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Deal Expenses	Total Compensation, G&A and Deal Expenses/Average Assets	Total Compensation, G&A and Deal Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2017	$22,949	0.49%	2.77%
For The Quarter Ended December 31, 2016	$16,659	0.39%	2.16%
For The Quarter Ended September 30, 2016	$11,243	0.26%	1.50%
For The Quarter Ended June 30, 2016	$24,214	0.59%	3.30%
For The Quarter Ended March 31, 2016	$9,725	0.25%	1.33%

Compensation and benefit costs for the quarter ended March 31, 2017 and 2016 were $8 million and $5 million, respectively, the increase was primarily driven by higher performance bonus expenses.

G&A expenses for the quarter ended March 31, 2017 and 2016 were approximately $4 million and $5 million respectively. The G&A expenses are primarily comprised of auditing, information technology, legal and consulting expenses. Our deal expenses were $11 million for the quarter ended March 31, 2017 related to the securitization of seasoned subprime mortgage pools. We did not incur any deal expenses for the quarter ended March 31, 2016.

Servicing Fees

Servicing fees paid by our consolidated VIEs were approximately $10 million and $6 million for the quarter ended March 31, 2017 and 2016 respectively. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The increase in servicing fees for the period ended March 31, 2017 was driven by the creation of new securitizations in 2016 and 2017. The servicing fees range from 25 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarters Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$157,524	$219,454	$172,817	$74,127	$83,098
Adjustments:
Net other-than-temporary credit impairment losses	18,701	14,780	11,574	20,955	10,678
Net unrealized (gains) losses on derivatives	(4,896)	(101,475)	(27,628)	(22,100)	101,110
Net unrealized (gains) losses on financial instruments at fair value	(72,243)	20,664	(32,999)	(30,347)	(16,871)
Net realized (gains) losses on sales of investments	(5,167)	(11,121)	(3,079)	(6,631)	2,674
(Gains) losses on extinguishment of debt	—	(1,334)	45	—	1,766
Realized (gains) losses on terminations of interest rate swaps	—	—	—	60,158	458
Net realized (gains) losses on Futures (1)	2,084	(19,628)	7,823	(635)	21,609
Other income	—	—	—	—	(95,000)
Core Earnings	$96,003	$121,340	$128,553	$95,527	$109,522

GAAP net income per basic common share	$0.84	$1.17	$0.92	$0.39	$0.44
Core earnings per basic common share(2)	$0.51	$0.65	$0.68	$0.51	$0.58

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

Our core earnings for the quarter ended March 31, 2017 were $96 million or $0.51 per average basic common share, compared to $110 million or $0.58 per average basic common share for the quarter ended March 31, 2016. Core earnings decreased by $14 million or $0.07 per average basic common share for the quarter ended March 31, 2017 as compared to the same period of 2016, primarily due to increased deal expenses and servicing fees on higher loan securitizations balances activity.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For the Quarter Ended March 31, 2017	19.63%	16.46%	11.57%
For the Quarter Ended December 31, 2016	28.82%	19.48%	15.76%
For the Quarter Ended September 30, 2016	23.04%	20.18%	17.14%
For the Quarter Ended June 30, 2016	10.09%	17.61%	13.00%
For the Quarter Ended March 31, 2016	11.34%	17.28%	14.95%
* Includes effect of realized losses on interest rate swaps.

Return on average equity increased by 829 basis points for the quarter ended March 31, 2017 as compared to the same period of 2016. This was primarily due to an increase in our net income by $80 million to $163 million for the quarter ended March 31, 2017 as compared to net income of $83 million for the quarter ended March 31, 2016. Economic net interest income as a percentage of average equity decreased by 82 basis points, driven primarily by higher interest expense related to the increase in LIBOR rates. Core earnings as a percentage of average equity decreased by 338 basis points for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, which was primarily driven by higher deal expenses and servicing fees.

Financial Condition

Portfolio Review

During the quarter ended March 31, 2017, on an aggregate basis, we purchased $4.3 billion of assets and received $568 million in principal payments related to our Agency, Non-Agency RMBS and securitized loans portfolio.

The following table summarizes certain characteristics of our portfolio at March 31, 2017 and December 31, 2016.

	For the Quarter Ended	For the Year Ended
	March 31, 2017	December 31, 2016
Interest earning assets at period-end (1)	$20,043,515	$16,251,470
Interest bearing liabilities at period-end	$16,265,886	$12,876,124
GAAP Leverage at period-end	4.6:1	4.1:1
GAAP Leverage at period-end (recourse)	1.7:1	1.8:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	7.1%	9.0%
Senior	3.1%	3.9%
Senior, interest only	1.5%	1.9%
Subordinated	2.4%	3.1%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	5.8%	7.6%
Agency MBS	22.0%	27.7%
Residential	13.8%	17.8%
Commercial	7.5%	8.9%
Interest-only	0.7%	1.0%
Securitized loans held for investment	65.1%	55.7%
Fixed-rate percentage of portfolio	91.0%	88.4%
Adjustable-rate percentage of portfolio	9.0%	11.6%
Annualized yield on average interest earning assets for the periods ended	6.5%	6.4%
Annualized cost of funds on average borrowed funds for the periods ended (2)	3.5%	3.0%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at March 31, 2017 and December 31, 2016. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$859,760	$69.25	$77.61	3.2%	7.2%	12.1%	13.2%	21.6%	55.6%	9.4%	$2,871
Senior, interest only	$5,403,647	$5.27	$4.35	1.4%	10.7%	14.1%	14.1%	18.2%	57.1%	0.0%	$—
Subordinated	$662,469	$70.25	$81.28	3.8%	9.1%	12.4%	13.9%	16.3%	49.6%	15.2%	$4,062
Subordinated, interest only	$263,126	$5.18	$4.48	1.0%	12.8%	11.6%	11.3%	11.2%	54.1%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,231,685	$49.57	$79.58	4.8%	20.4%	15.8%	14.6%	18.4%	57.2%	1.5%	$14,892
Agency Mortgage-Backed Securities
Residential	$2,480,534	$105.82	$104.33	3.9%	3.0%	14.2%	17.1%	0.4%	N/A	N/A	$—
Commercial	$1,393,290	$102.51	$99.24	3.6%	2.9%	0.0%	0.1%	0.0%	N/A	N/A	$—
Interest-only	$3,248,168	$4.29	$4.04	0.8%	3.6%	7.3%	14.3%	0.1%	N/A	N/A	$—
Securitized loans	$12,644,541	$98.36	$100.64	6.6%	6.0%	10.5%	11.3%	4.0%	44.6%	N/A	$23,400
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$884,579	$68.42	$76.17	3.1%	7.4%	12.5%	12.9%	22.4%	57.7%	9.4%	$9,671
Senior, interest only	$5,616,526	$5.16	$4.43	1.4%	11.5%	14.4%	13.7%	18.2%	59.2%	0.0%	$—
Subordinated	$673,259	$70.83	$82.21	3.8%	9.2%	13.5%	14.7%	15.8%	51.7%	15.9%	$6,148
Subordinated, interest only	$266,927	$5.20	$4.50	1.1%	13.5%	10.2%	10.9%	11.7%	56.1%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,338,183	$50.32	$78.78	4.8%	19.7%	14.8%	13.4%	18.8%	56.9%	1.5%	$17,643
Agency Mortgage-Backed Securities
Residential	$2,594,569	$105.78	$104.29	3.9%	3.0%	21.8%	15.9%	0.4%	N/A	N/A	$—
Commercial	$1,331,544	$102.64	$98.91	3.6%	2.9%	0.2%	0.1%	0.0%	N/A	N/A	$—
Interest-only	$3,356,491	$4.53	$4.31	0.8%	3.5%	26.4%	12.9%	0.3%	N/A	N/A	$—
Securitized loans	$8,868,783	$96.96	$98.85	6.5%	6.0%	11.1%	10.8%	3.8%	45.3%	N/A	$21,803
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(dollars in thousands)
Balance, beginning of period	$683,648	$733,060	$769,764	$778,847	$824,154
Accretion of discount	(43,715)	(44,427)	(44,455)	(42,297)	(45,481)
Purchases	(3,642)	(33,987)	8,959	(1,001)	(11,102)
Sales and deconsolidation	(7,303)	(2,138)	(14,386)	(20,590)	—
Transfers from/(to) credit reserve, net	19,671	31,140	13,178	54,805	11,276
Balance, end of period	$648,659	$683,648	$733,060	$769,764	$778,847

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

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, a decline in the value of our collateral could cause a temporary liquidity shortfall due to the timing of margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are insufficient to satisfy our liquidity requirements, we may have to sell investments, potentially at a loss, or issue debt or additional common or preferred equity securities.

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

Current Period

We held cash and cash equivalents of approximately $83 million and $178 million at March 31, 2017 and December 31, 2016, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $95 million from December 31, 2016 to March 31, 2017.

Our operating activities provided net cash of approximately $61 million and $108 million for the quarters ended March 31, 2017 and 2016, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. For the quarters ended March 31, 2017 and 2016, interest received net of interest paid was $131 million and $157 million, respectively.

Our investing activities used cash of $3.7 billion and provided cash of $181 million for the quarters ended March 31, 2017 and 2016, respectively. During the quarter ended March 31, 2017, we purchased investments of $4.3 billion, primarily securitized loans held for investments. This cash used was offset in part by cash received on principal repayments on our Agency MBS, Non-Agency MBS and securitized loans of $568 million. The purchases activity for the quarter were primarily due to our portfolio re-balancing from interest rate sensitive MBS investments to less interest rate sensitive residential credit assets.

Our financing activities provided cash of $3.6 billion and used cash of $212 million for the quarters ended March 31, 2017 and 2016, respectively. During the quarter ended March 31, 2017, we received cash of $3.5 billion from debt issuance, $314 million from our preferred stock Series B offering and $250 million from net proceeds received on repurchase agreements. This cash provided was offset in part by repayment of principal on our securitized debt of $363 million and dividends paid of $99 million.

Our recourse leverage is 1.7:1 and 1.8:1 for the quarter ended March 31, 2017 and the year ended December 31, 2016, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our equity. The decrease in recourse leverage is driven by the sale of higher leverage agency positions to acquire residential mortgage loans.

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

At March 31, 2017 and December 31, 2016 the remaining maturities on our RMBS repurchase agreements were as follows.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	3,743,094	2,947,604
30 to 59 days	1,107,093	958,956
60 to 89 days	320,551	407,625
90 to 119 days	40,223	559,533
Greater than or equal to 120 days	640,243	727,185
Total	$5,851,204	$5,600,903

Weighted average maturity of Repurchase agreements secured by:
Agency MBS	23 days	32 days
Non-agency MBS	97 days	98 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At March 31, 2017, and December 31, 2016, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.3% and 5.4%, respectively. At March 31, 2017, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS was 29.7% compared to 33.7% at December 31, 2016. At March 31, 2017, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.95% and 3.20%, respectively. At December 31, 2016, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.90% and 3.05%, respectively.

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

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. Our average repurchase agreement balance for the quarter ended March 31, 2017 decreased compared to our average repurchase agreement balance for the quarter ended March 31, 2016 due to lower borrowings related to our Agency portfolio. We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End March 31, 2017	$5,800,141	$5,851,204
Quarter End December 31, 2016	$5,699,068	$5,600,903
Quarter End September 30, 2016	$5,869,382	$5,817,519
Quarter End June 30, 2016	$6,863,960	$5,856,263
Quarter End March 31, 2016	$7,496,925	$7,545,631

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2017 and December 31, 2016, the carrying value of our total debt was approximately $16.3 billion and $12.9 billion, respectively, which represented a debt-to-equity ratio for both periods of approximately 4.6:1 and 4.1:1, respectively. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

At March 31, 2017, we had repurchase agreements with 25 counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring all our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of March 31, 2017 and December 31, 2016, we had $7.3 billion and $7.0 billion, respectively, of securities pledged against our repurchase agreement obligations.

At March 31, 2017, our repurchase agreements have original maturities ranging from less than 30 days to 546 days and a weighted average original maturity of 126 days. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at March 31, 2017 range from 2 years to 17 years and have a weighted average maturity of approximately 7 years. We use these interest rate derivatives to protect the portfolio from short term changes in interest rates. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of March 31, 2017, we have posted $32 million of cash as collateral to our swap counterparty. We have four swaption counterparties and we have posted $341 thousand of securities as collateral to our swaption counterparties. We have two futures counterparties, and we have posted $6 million of cash as a collateral to our futures counterparties.

Secured Debt Financing Transactions

During the March 31, 2017, the Company did not acquire any of its issued Securitized debt, collateralized by Non-Agency RMBS or Securitized debt, collateralized by loans held for investment. During the quarter ended March 31, 2016, the Company acquired its issued Securitized debt, collateralized by loans held for investment, with an amortized cost balance of $44 million for $46 million. These transactions resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the quarter ended March 31, 2016.

During the quarter ended March 31, 2017, the Company acquired controlling interests in several trusts collateralized by seasoned residential subprime mortgage loans. As we held the controlling interest, we consolidated the assets and liabilities, increasing our investments in mortgage loans by $4.1 billion. The investment was financed through a combination of cash raised from issuance of preferred shares, the issuance of Secured debt and repurchase agreements.

Exposure to European Financial Counterparties

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with 6 counterparties as of March 31, 2017 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at March 31, 2017:

March 31, 2017

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	2	$117,380	$5,876	$36,965	0.18%
Netherlands	1	199,383	—	10,426	0.05%
Switzerland	1	774,030	—	321,290	1.57%
United Kingdom	2	224,559	—	20,103	0.10%
Total	6	$1,315,352	$5,876	$388,784	1.90%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At March 31, 2017, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

In February 2017, the Company issued 13,000,000 shares of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), at a public offering price of $25.00 per share. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing in March 30, 2024, subject to the Company’s right, under limited circumstances, to redeem the Series B Preferred Stock prior to that date. The initial dividend rate for the Series B Preferred Stock, from and including February 27, 2017, to but not including March 30, 2024, will be equal to 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). On and after March 30, 2024, dividends on the Series B Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.791% per annum. The Series B Preferred Stock is entitled to receive, when and as declared, a dividend at a rate of 8.0% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. This transaction was completed in February 2017, pursuant to which the company received proceeds, net of offering costs, of $314 million. The first dividend for the Series B preferred stock will be paid on June 30, 2017.

The Company declared dividends to Series A preferred stockholders of $3 million or $0.50 per preferred share during the quarter ended March 31, 2017.

Other than as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the quarters ended March 31, 2017 and 2016. During the quarter ended March 31, 2017, the Company declared regular dividends to common shareholders totaling $94 million, or $0.50 per share. During the quarter ended March 31, 2016, the Company declared and paid a special dividend of $0.50 per share, or $94 million, in addition to a regular dividend declared of $0.48 per share, or $90 million to common shareholders.

Restricted Stock Grants

During the quarter ended March 31, 2017 and 2016, the Company granted certain of its employees Restricted Stock Units (“RSU”) awards.  RSU awards are designed to reward certain employees of the Company for services provided over the previous year.  The RSU awards vest equally over a three year period beginning one year from the grant date and will fully vest after three years. The RSU awards are valued at the market price of the Company’s common stock on the grant date and the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 112 thousand and 266 thousand RSU awards during the quarter ended March 31, 2017 and 2016, with a grant date fair value of $2 million and $3 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the quarter ended March 31, 2017 and 2016, the Company granted certain of its employees 144 thousand and 180 thousand Performance Share Units (“PSU”) awards, respectively.  PSU awards are designed to align compensation with the Company’s future performance.  The PSU awards include a three year performance period ending on December 31, 2019 and December 31, 2018, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the stock performance of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions.  Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions.  Based on the model results, the 144 thousand PSU awards granted during 2017 had a grant date value of $3 million that will cliff vest on December 31, 2019. The 180 thousand PSU awards granted during 2016 had a grant date value of $3 million which will cliff vest on December 31, 2018.

At March 31, 2017 and December 31, 2016, there were approximately 713 thousand and 578 thousand unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2017 and December 31, 2016. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

March 31, 2017
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$5,760,478	$90,726	$—	$—	$5,851,204
Securitized debt, collateralized by Non-Agency RMBS	92,500	68,666	24,678	18,754	204,598
Securitized debt at fair value, collateralized by loans held for investment	1,687,837	2,729,420	2,094,911	3,461,466	9,973,634
Interest expense on RMBS repurchase agreements (1)	32,498	895	—	—	33,393
Interest expense on securitized debt (1)	422,406	720,255	514,117	804,037	2,460,815
Total	$7,995,719	$3,609,962	$2,633,706	$4,284,257	$18,523,644
(1) Interest is based on variable rates in effect as of March 31, 2017.

December 31, 2016
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$5,502,178	$98,725	$—	$—	$5,600,903
Securitized debt, collateralized by Non-Agency RMBS	98,565	82,563	23,854	31,973	236,955
Securitized debt at fair value, collateralized by loans held for investment	1,151,519	1,841,808	1,423,706	2,477,123	6,894,156
Interest expense on RMBS repurchase agreements (1)	32,695	984	—	—	33,679
Interest expense on securitized debt (1)	292,521	518,929	384,928	673,272	1,869,650
Total	$7,077,478	$2,543,009	$1,832,488	$3,182,368	$14,635,343
(1) Interest is based on variable rates in effect as of December 31, 2016.

The unfunded construction loan commitments of $473 million and $521 million as of March 31, 2017 and December 31, 2016, respectively, will primarily be paid within one year of reported periods.

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

Capital Expenditure Requirements

At March 31, 2017 and December 31, 2016, we had no material commitments for capital expenditures.

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

Other Matters

None.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Management believes that the most critical accounting policies and estimates, since these estimates require significant judgment, are interest income and other-than temporary impairment, or OTTI, on Non-Agency RMBS, the determination of the appropriate accounting model for Non-Agency RMBS, the impact of default and prepayment assumptions on RMBS, and fair value measurements. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

For a discussion of the Company’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Note 2(e) in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company or expected to be adopted by the Company in the future.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2017 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2017
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	2.55%	2.17%
-50 Basis Points	5.26%	1.23%
Base Interest Rate	—	—
+50 Basis Points	(6.05)%	(1.45)%
+100 Basis Points	(13.77)%	(3.01)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2017. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2017
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$572,749	$1,191,274	$—	$18,291,557	$20,055,581
Cash equivalents	82,556	—	—	—	82,556
Total rate sensitive assets	$655,306	$1,191,274	$—	$18,291,557	$20,138,137

Rate sensitive liabilities	4,375,176	5,736,117	—	—	10,111,293
Interest rate sensitivity gap	$(3,719,870)	$(4,544,843)	$—	$18,291,557	$10,026,844

Cumulative rate sensitivity gap	$(3,719,870)	$(8,264,713)	$(8,264,713)	$10,026,844

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(18)%	(41)%	(41)%	50%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2017.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under “Part I — Item 1A — Risk Factors” of our 2016 Form 10-K, we set forth risk factors related to (i) risks associated with our investments and our operations, (ii) risks associated with adverse developments in the mortgage finance and credit markets, (iii) risks related to financing, (iv) risks related to accounting matters and our 1940 act exemption, (v) regulatory and legal risks, (vi) risks related to our capital stock and (vii) federal income tax risks. You should carefully consider the risk factors set forth in our 2016 Form 10-K. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2016.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference)

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.5
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.6
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series A Preferred Stock (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference)

3.7
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series B Fixed-to-Floating Preferred Stock (filed as Exhibit 3.7 to the Company’s Report on Form 8-A filed February 24, 2017 and incorporated herein by reference)

3.8	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on January 10, 2017 and incorporated herein by reference)
4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

4.2
Form of specimen certificate representing the shares of 8.00% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 4.1 to the Company's Report on Form 8-K filed October 12, 2016 and incorporated herein by reference)

4.3
Form of specimen certificate representing the shares of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (filed as Exhibit 4.1 to the Company’s Report on Form 8-A filed February 24, 2017 and incorporated herein by reference)

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
Date: May 4, 2017

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: May 4, 2017