Form 10-Q
period 2017-06-30
CHIMERA INVESTMENT CORP
filed 2017-08-03
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2017
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2017
Common Stock, $0.01 par value	187,781,000

CHIMERA INVESTMENT CORPORATION

FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2017 (Unaudited) and December 31, 2016 (Derived from the audited consolidated financial statements as of December 31, 2016)	2

Consolidated Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2017 and 2016	3

Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2017 and 2016	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the six months ended June 30, 2017 and 2016	5

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures about Market Risk	63

Item 4. Controls and Procedures	67

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	67

Item 1A. Risk Factors	68

Item 6. Exhibits	68

SIGNATURES	69

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$168,743	$177,714
Non-Agency RMBS, at fair value	3,111,827	3,330,063
Agency MBS, at fair value	3,994,670	4,167,754
Loans held for investment, at fair value	13,261,360	8,753,653
Accrued interest receivable	98,079	79,697
Other assets	168,883	166,350
Derivatives, at fair value, net	14,907	9,677
Total assets (1)	$20,818,469	$16,684,908
Liabilities:
Repurchase agreements ($7.6 billion and $7.0 billion, MBS pledged as collateral, respectively)	$6,254,153	$5,600,903
Securitized debt, collateralized by Non-Agency RMBS ($1.7 billion and $1.8 billion pledged as collateral, respectively)	264,866	334,124
Securitized debt at fair value, collateralized by loans held for investment ($12.7 billion and $8.8 billion pledged as collateral, respectively)	9,511,229	6,941,097
Payable for investments purchased	1,046,720	520,532
Accrued interest payable	54,853	48,670
Dividends payable	94,809	97,005
Accounts payable and other liabilities	13,445	16,694
Derivatives, at fair value	1,707	2,350
Total liabilities (1)	$17,241,782	$13,561,375

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 and 0 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	—
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,779,367 and 187,739,634 shares issued and outstanding, respectively	1,878	1,877
Additional paid-in-capital	3,824,680	3,508,779
Accumulated other comprehensive income	780,283	718,106
Cumulative earnings	2,721,008	2,443,184
Cumulative distributions to stockholders	(3,751,350)	(3,548,471)
Total stockholders' equity	$3,576,687	$3,123,533
Total liabilities and stockholders' equity	$20,818,469	$16,684,908
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2017 and December 31, 2016, total assets of consolidated VIEs were $14,555,718 and $10,761,954, respectively, and total liabilities of consolidated VIEs were $9,814,130 and $7,302,905, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net interest income:
Interest income (1)	$288,644	$221,096	$539,988	$422,293
Interest expense (2)	137,955	83,227	248,186	146,208
Net interest income	150,689	137,869	291,802	276,085
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(749)	(3,139)	(3,462)	(7,562)
Portion of loss recognized in other comprehensive income	(12,760)	(17,816)	(28,748)	(24,071)
Net other-than-temporary credit impairment losses	(13,509)	(20,955)	(32,210)	(31,633)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	5,802	22,100	10,698	(79,010)
Realized gains (losses) on terminations of interest rate swaps	(16,143)	(60,158)	(16,143)	(60,616)
Net realized gains (losses) on derivatives	(11,481)	(9,697)	(20,839)	(44,666)
Net gains (losses) on derivatives	(21,822)	(47,755)	(26,284)	(184,292)
Net unrealized gains (losses) on financial instruments at fair value	67,762	30,347	140,005	47,218
Net realized gains (losses) on sales of investments	4,541	6,631	9,708	3,956
Gains (losses) on extinguishment of debt	(48,014)	—	(48,014)	(1,766)
Total other gains (losses)	2,467	(10,777)	75,415	(134,884)

Other income:
Other income	—	—	—	95,000
Total other income	—	—	—	95,000

Other expenses:
Compensation and benefits	7,671	6,954	15,227	12,176
General and administrative expenses	4,585	4,238	8,625	8,741
Servicing fees	10,890	7,773	20,478	13,351
Deal expenses	1,345	13,022	12,698	13,022
Total other expenses	24,491	31,987	57,028	47,290
Income (loss) before income taxes	115,156	74,150	277,979	157,278
Income taxes	139	23	155	52
Net income (loss)	$115,017	$74,127	$277,824	$157,226

Dividend on preferred stock	9,400	—	14,683	—

Net income (loss) available to common shareholders	$105,617	$74,127	$263,141	$157,226

Net income (loss) per share available to common shareholders:
Basic	$0.56	$0.39	$1.40	$0.84
Diluted	$0.56	$0.39	$1.40	$0.84

Weighted average number of common shares outstanding:
Basic	187,779,406	187,729,765	187,770,626	187,726,618
Diluted	188,142,551	187,925,046	188,169,093	187,882,614

Dividends declared per share of common stock	$0.50	$0.48	$1.00	$1.46

(1) Includes interest income of consolidated VIEs of $234,437 and $160,885 for the quarters ended June 30, 2017 and 2016, respectively and interest income of consolidated VIEs of $427,426 and $292,865 for the six months ended June 30, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $105,723 and $58,772 for the quarters ended June 30, 2017 and 2016, respectively and interest expense of consolidated VIEs of $188,407 and $98,022 for the six months ended June 30, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Comprehensive income (loss):
Net income (loss)	$115,017	$74,127	$277,824	$157,226
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	41,655	53,015	37,744	112,423
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	13,509	20,955	32,210	31,633
Reclassification adjustment for net realized losses (gains) included in net income	(2,591)	(9,062)	(7,777)	(10,674)
Other comprehensive income (loss)	52,573	64,908	62,177	133,382
Comprehensive income (loss) before preferred stock dividends	$167,590	$139,035	$340,001	$290,608
Dividends on preferred stock	$9,400	$—	$14,683	$—
Comprehensive income (loss) available to common stock shareholders	$158,190	$139,035	$325,318	$290,608

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2015	$—	$—	$1,877	$3,366,568	$773,791	$1,891,239	$(3,087,287)	$2,946,188
Net income (loss)	—	—	—	—	—	157,226	—	157,226
Other comprehensive income (loss)	—	—	—	—	133,382	—	—	133,382
Stock based compensation	—	—	—	754	—	—	—	754
Common dividends declared	—	—	—	—	—	—	(274,470)	(274,470)
Balance, June 30, 2016	$—	$—	$1,877	$3,367,322	$907,173	$2,048,465	$(3,361,757)	$2,963,080

Balance, December 31, 2016	$58	$—	$1,877	$3,508,779	$718,106	$2,443,184	$(3,548,471)	$3,123,533
Net income (loss)	—	—	—	—	—	277,824	—	277,824
Other comprehensive income (loss)	—	—	—	—	62,177	—	—	62,177
Stock based compensation	—	—	1	1,602	—	—	—	1,603
Common dividends declared	—	—	—	—	—	—	(188,196)	(188,196)
Preferred dividends declared	—	—	—	—	—	—	(14,683)	(14,683)
Issuance of preferred stock	—	130	—	314,299	—	—	—	314,429
Balance, June 30, 2017	$58	$130	$1,878	$3,824,680	$780,283	$2,721,008	$(3,751,350)	$3,576,687

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net income	$277,824	$157,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(8,397)	4,349
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	8,433	5,019
Amortization of swaption premium	4,385	3,280
Net unrealized losses (gains) on derivatives	(10,698)	79,010
Margin (paid) received on derivatives	2,161	(72,901)
Net unrealized losses (gains) on financial instruments at fair value	(140,005)	(47,218)
Net realized losses (gains) on sales of investments	(9,708)	(3,956)
Net other-than-temporary credit impairment losses	32,210	31,633
(Gain) loss on extinguishment of debt	48,014	1,766
Equity-based compensation expense	1,603	754
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(18,382)	(43,397)
Decrease (increase) in other assets	(7,121)	(35,360)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(3,249)	11,195
Increase (decrease) in accrued interest payable, net	6,186	22,837
Net cash provided by (used in) operating activities	$183,256	$114,237
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(260,518)	$(669,335)
Sales	141,191	2,555,162
Principal payments	220,882	308,791
Non-Agency RMBS portfolio:
Purchases	(5,663)	(114,227)
Sales	5,045	67,256
Principal payments	263,804	279,560
Loans held for investment:
Purchases	(4,515,440)	(4,745,083)
Principal payments	808,067	331,638
Net cash provided by (used in) investing activities	$(3,342,632)	$(1,986,238)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$16,994,467	$19,984,492
Payments on repurchase agreements	(16,341,218)	(21,567,569)
Net proceeds from preferred stock offerings	314,429	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	3,532,918	4,180,227
Payments on securitized debt borrowings, collateralized by loans held for investment	(1,074,027)	(395,027)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(71,089)	(102,701)
Common dividends paid	(187,943)	(274,062)
Preferred dividends paid	(17,132)	—
Net cash provided by (used in) financing activities	$3,150,405	$1,825,360
Net increase (decrease) in cash and cash equivalents	(8,971)	(46,641)
Cash and cash equivalents at beginning of period	177,714	114,062
Cash and cash equivalents at end of period	$168,743	$67,421

Supplemental disclosure of cash flow information:
Interest received	$513,210	$383,245
Interest paid	$233,568	$118,450
Non-cash investing activities:
Payable for investments purchased	$1,046,720	$642,169
Net change in unrealized gain (loss) on available-for sale securities	$62,177	$133,382

Non-cash financing activities:
Common dividends declared, not yet paid	$94,809	$90,504
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

Income Taxes

The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2017 or December 31, 2016.

Fair Value Disclosure

The Company has elected to account for Agency MBS investments acquired on or after July 1, 2017 under the fair value option. Under the fair value option, these investments will be carried at fair value, with changes in fair value reported in earnings (included as part of ‘Net unrealized gains (losses) on financial instruments at fair value). Consistent with all other investments for which the Company has elected the fair value option, the Company will recognize revenue on a prospective basis in accordance with guidance in ASC 325-40.

All Agency MBS investments owned prior to this date will continue to be carried at fair value with changes in fair value reported in other comprehensive income (OCI) as available-for-sale investments, consistent with the Company’s current accounting practices. All revenue recognition for these Agency MBS investments owned prior to July 1, 2017 will be in accordance with ASC 310-20, per the Company’s accounting practices.

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

Financial Instruments - Credit Losses - (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current model for recognizing credit losses from an incurred credit loss model to a current expected credit loss (CECL) model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale (AFS) debt securities when the fair value of an AFS debt security is below the amortized cost of the asset rather than reduce the carrying amount, as the Company does under the current OTTI model. This update also simplifies the accounting model for purchased credit-impaired debt securities and loans. The changes in the allowances created in accordance with this update will be recorded in earnings. The update also expands the disclosure requirements regarding the Company's assumptions, models, and methods for estimating the expected credit losses. In addition, the Company will disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The guidance in the ASU is effective for the Company as of January 1, 2020. Early adoption is allowed, beginning January 1, 2019. The standard requires entities to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating what impact this update will have on the consolidated financial statements.

Share Based Payments - (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this update companies will no longer record excess tax benefits and certain tax deficiencies associated with an award of equity instruments in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled, and additional paid-in capital pools will be eliminated. The updated guidance will also allow the Company to repurchase more shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is to be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded in retained earnings. The Company has adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

Contingent Put and Call Options in Debt Instruments - (Topic 815)

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments Accounting.  This update clarifies that when a call or put option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call or put option is related to interest rates or credit risk in determining whether the option should be accounted for separately as a derivative. The new guidance applies to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective method as of the beginning of the period of adoption. The Company has adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in residential, commercial and IO Agency MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of June 30, 2017 and December 31, 2016.

		June 30, 2017
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,919,136	$211	$(1,317,988)	$1,601,359	$2,353,109	$751,959	$(209)	$751,750
Senior, interest-only	5,140,383	276,574	—	276,574	219,488	13,403	(70,489)	(57,086)
Subordinated	646,779	12,737	(205,659)	453,857	528,372	75,838	(1,323)	74,515
Subordinated, interest-only	258,908	13,286	—	13,286	10,859	223	(2,650)	(2,427)
Agency MBS
Residential	2,376,069	136,783	—	2,512,852	2,485,612	10,324	(37,564)	(27,240)
Commercial	1,366,273	38,765	(2,594)	1,402,444	1,385,084	4,514	(21,874)	(17,360)
Interest-only	3,262,811	129,737	—	129,737	123,973	1,488	(7,252)	(5,764)
Total	$15,970,359	$608,093	$(1,526,241)	$6,390,109	$7,106,497	$857,749	$(141,361)	$716,388

		December 31, 2016
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,190,947	$231	$(1,412,058)	$1,779,120	$2,511,003	$732,133	$(250)	$731,883
Senior, interest-only	5,648,339	292,396	—	292,396	253,539	18,674	(57,531)	(38,857)
Subordinated	673,259	16,352	(212,734)	476,877	553,498	77,857	(1,236)	76,621
Subordinated, interest-only	266,927	13,878	—	13,878	12,024	—	(1,854)	(1,854)
Agency MBS
Residential	2,594,570	149,872	—	2,744,442	2,705,978	11,235	(49,699)	(38,464)
Commercial	1,331,543	37,782	(2,688)	1,366,637	1,316,975	175	(49,837)	(49,662)
Interest-only	3,356,491	152,175	—	152,175	144,800	1,893	(9,268)	(7,375)
Total	$17,062,076	$662,686	$(1,627,480)	$6,825,525	$7,497,817	$841,967	$(169,675)	$672,292

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,513,416	$1,726,541	$1,550,110	$1,742,744
Purchases	1,969	22,417	10,185	42,600
Yield income earned	(67,750)	(35,054)	(136,577)	(71,407)
Reclassification (to) from non-accretable difference	(62,059)	27,492	(38,107)	27,459
Sales and deconsolidation	(2,388)	(26,804)	(2,423)	(26,804)
Balance at end of period	$1,383,188	$1,714,592	$1,383,188	$1,714,592

The table below presents the outstanding principal balance and related amortized cost at June 30, 2017 and December 31, 2016 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	June 30, 2017	December 31, 2016
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,042,276	$3,550,698
End of period	$2,910,151	$3,138,265
Amortized cost:
Beginning of period	$1,635,565	$1,958,726
End of period	$1,546,656	$1,695,079

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d) of 2016, Form 10-K.

			June 30, 2017
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$9,487	$(209)	2	$—	$—	—	$9,487	$(209)	2
Senior, interest-only	84,539	(18,529)	58	74,120	(51,960)	92	158,659	(70,489)	150
Subordinated	5,931	(732)	6	1,488	(591)	3	7,419	(1,323)	9
Subordinated, interest-only	574	(358)	2	4,035	(2,292)	2	4,609	(2,650)	4
Agency MBS
Residential	2,127,886	(36,115)	101	53,060	(1,449)	3	2,180,946	(37,564)	104
Commercial	913,168	(20,054)	387	39,977	(1,820)	26	953,145	(21,874)	413
Interest-only	46,329	(2,394)	18	39,487	(4,858)	14	85,816	(7,252)	32
Total	$3,187,914	$(78,391)	574	$212,167	$(62,970)	140	$3,400,081	$(141,361)	714

			December 31, 2016
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$12,384	$(250)	3	$—	$—	—	$12,384	$(250)	3
Senior, interest-only	96,399	(13,600)	62	78,516	(43,931)	86	174,915	(57,531)	148
Subordinated	56,015	(412)	7	2,826	(824)	4	58,841	(1,236)	11
Subordinated, interest-only	748	(230)	2	11,276	(1,624)	3	12,024	(1,854)	5
Agency MBS
Residential	2,338,910	(48,084)	106	54,943	(1,615)	1	2,393,853	(49,699)	107
Commercial	1,247,923	(45,802)	646	51,733	(4,035)	46	1,299,656	(49,837)	692
Interest-only	63,506	(2,170)	20	52,963	(7,098)	16	116,469	(9,268)	36
Total	$3,815,885	$(110,548)	846	$252,257	$(59,127)	156	$4,068,142	$(169,675)	1002

At June 30, 2017, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2017.

Gross unrealized losses on the Company’s Agency residential and commercial MBS (excluding Agency IO MBS strips which are reported at fair value with changes in fair value recorded in earnings) were $59 million and $100 million as of June 30, 2017 and December 31, 2016, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2017 and December 31, 2016, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency IO MBS strips which are reported at fair value with changes in fair value recorded in earnings) were $2 million and $1 million at June 30, 2017 and December 31, 2016, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and six months ended June 30, 2017 and 2016 are presented below.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Total other-than-temporary impairment losses	$(749)	$(3,139)	$(3,462)	$(7,562)
Portion of loss recognized in other comprehensive income (loss)	(12,760)	(17,816)	(28,748)	(24,071)
Net other-than-temporary credit impairment losses	$(13,509)	$(20,955)	$(32,210)	$(31,633)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Cumulative credit loss beginning balance	$558,229	$539,376	$556,485	$529,112
Additions:
Other-than-temporary impairments not previously recognized	12,399	627	12,399	10,953
Reductions for securities sold or deconsolidated during the period	—	(4,018)	(7,443)	(4,260)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	1,109	20,327	17,835	20,679
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(99)	(10,125)	(7,638)	(10,297)
Cumulative credit impairment loss ending balance	$571,638	$546,187	$571,638	$546,187

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS are summarized as follows:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Loss Severity
Weighted Average	62%	64%
Range	28% - 67%	44% - 85%
60+ days delinquent
Weighted Average	19%	21%
Range	11% - 25%	0% - 40%
Credit Enhancement (1)
Weighted Average	19%	23%
Range	0% - 38%	0% - 100%
3 Month CPR
Weighted Average	12%	5%
Range	2% - 24%	0% - 19%
12 Month CPR
Weighted Average	11%	4%
Range	4% - 19%	4% - 21%
(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at June 30, 2017 and December 31, 2016. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At June 30, 2017, IO MBS had a net unrealized loss of $65 million and had an amortized cost of $420 million. At December 31, 2016, IO MBS had a net unrealized loss of $48 million and had an amortized cost of $458 million. The fair value of IOs at June 30, 2017 and December 31, 2016 was $354 million and $410 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations.

		June 30, 2017
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$751,959	$—	$751,959	$(209)	$—	$(209)
Senior, interest-only	—	13,403	13,403	—	(70,489)	(70,489)
Subordinated	73,183	2,655	75,838	(50)	(1,273)	(1,323)
Subordinated, interest-only	—	223	223	—	(2,650)	(2,650)
Agency MBS
Residential	10,324	—	10,324	(37,564)	—	(37,564)
Commercial	4,514	—	4,514	(21,874)	—	(21,874)
Interest-only	—	1,488	1,488	—	(7,252)	(7,252)
Total	$839,980	$17,769	$857,749	$(59,697)	$(81,664)	$(141,361)

		December 31, 2016
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$732,133	$—	$732,133	$(250)	$—	$(250)
Senior, interest-only	—	18,674	18,674	—	(57,531)	(57,531)
Subordinated	74,584	3,273	77,857	(235)	(1,001)	(1,236)
Subordinated, interest-only	—	—	—	—	(1,854)	(1,854)
Agency MBS
Residential	11,235	—	11,235	(49,699)	—	(49,699)
Commercial	175	—	175	(49,837)	—	(49,837)
Interest-only	—	1,893	1,893	—	(9,268)	(9,268)
Total	$818,127	$23,840	$841,967	$(100,021)	$(69,654)	$(169,675)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,919,136	$54.86	$80.61	4.5%	16.2%
Senior, interest-only	5,140,383	5.38	4.27	1.4%	10.7%
Subordinated	646,779	70.17	81.69	3.7%	9.1%
Subordinated, interest-only	258,908	5.13	4.19	1.1%	11.1%
Agency MBS
Residential pass-through	2,376,069	105.76	104.61	3.8%	2.9%
Commercial pass-through	1,366,273	102.65	101.38	3.6%	3.1%
Interest-only	3,262,811	3.98	3.80	0.8%	3.4%
(1) Bond Equivalent Yield at period end.

	December 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,190,947	$55.76	$78.69	4.3%	15.5%
Senior, interest-only	5,648,339	5.18	4.49	1.5%	11.7%
Subordinated	673,259	70.83	82.21	3.8%	9.2%
Subordinated, interest-only	266,927	5.20	4.50	1.1%	13.5%
Agency MBS
Residential pass-through	2,594,570	105.78	104.29	3.9%	3.0%
Commercial pass-through	1,331,543	102.64	98.91	3.6%	2.9%
Interest-only	3,356,491	4.53	4.31	0.8%	3.5%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating, based on the lowest rating available, of the Company’s Non-Agency RMBS portfolio at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
AAA	0.3%	0.3%
AA	0.3%	0.3%
A	0.6%	0.7%
BBB	0.7%	0.7%
BB	2.3%	3.0%
B	2.2%	3.9%
Below B or not rated	93.6%	91.1%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2017 and December 31, 2016 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	June 30, 2017
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$9,398	$601,313	$1,069,505	$672,893	$2,353,109
Senior interest-only	243	52,095	80,545	86,605	219,488
Subordinated	—	127,977	225,435	174,960	528,372
Subordinated interest-only	—	—	10,859	—	10,859
Agency MBS
Residential	—	37,044	2,448,568	—	2,485,612
Commercial	—	46,605	17,043	1,321,436	1,385,084
Interest-only	—	90,672	28,500	4,801	123,973
Total fair value	$9,641	$955,706	$3,880,455	$2,260,695	$7,106,497
Amortized cost
Non-Agency RMBS
Senior	$8,792	$439,310	$702,768	$450,489	$1,601,359
Senior interest-only	2,038	70,143	105,468	98,925	276,574
Subordinated	—	106,164	188,842	158,851	453,857
Subordinated interest-only	—	—	13,286	—	13,286
Agency MBS
Residential	—	37,087	2,475,765	—	2,512,852
Commercial	—	48,106	17,227	1,337,111	1,402,444
Interest-only	—	94,865	30,341	4,531	129,737
Total amortized cost	$10,830	$795,675	$3,533,697	$2,049,907	$6,390,109

	December 31, 2016
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$25,612	$508,979	$1,267,000	$709,412	$2,511,003
Senior interest-only	417	37,796	115,780	99,546	253,539
Subordinated	—	94,793	238,630	220,075	553,498
Subordinated interest-only	—	—	12,024	—	12,024
Agency MBS
Residential	—	429,869	2,276,109	—	2,705,978
Commercial	—	47,354	16,833	1,252,788	1,316,975
Interest-only	—	75,863	63,715	5,222	144,800
Total fair value	$26,029	$1,194,654	$3,990,091	$2,287,043	$7,497,817
Amortized cost
Non-Agency RMBS
Senior	$21,423	$403,250	$868,624	$485,823	$1,779,120
Senior interest-only	1,992	50,252	134,642	105,510	292,396
Subordinated	—	76,287	195,538	205,052	476,877
Subordinated interest-only	—	—	13,878	—	13,878
Agency MBS
Residential	—	438,270	2,306,172	—	2,744,442
Commercial	—	49,027	17,247	1,300,363	1,366,637
Interest-only	—	77,598	69,333	5,244	152,175
Total amortized cost	$23,415	$1,094,684	$3,605,434	$2,101,992	$6,825,525

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At June 30, 2017 and December 31, 2016, 68% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At June 30, 2017 and December 31, 2016, 11% and 14% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
Weighted average maturity (years)		21.2		21.6
Weighted average amortized loan to value (1)		65.8%		66.5%
Weighted average FICO (2)		673		675
Weighted average loan balance (in thousands)		$322		$319
Weighted average percentage owner occupied		83.4%		83.2%
Weighted average percentage single family residence		65.8%		65.8%
Weighted average current credit enhancement		2.4%		2.3%
Weighted average geographic concentration of top four states	CA	31.7%	CA	32.1%
	NY	8.3%	FL	8.1%
	FL	8.1%	NY	7.9%
	NJ	2.8%	NJ	2.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2017 and December 31, 2016.

Origination Year	June 30, 2017	December 31, 2016
2003 and prior	3.7%	3.6%
2004	4.1%	4.2%
2005	20.4%	20.2%
2006	38.2%	38.0%
2007	31.0%	31.3%
2008	1.8%	1.8%
2009 and later	0.8%	0.9%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and six months ended June 30, 2017 and 2016 are as follows:

	For the Quarters Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Proceeds from sales	$153,681	$2,368,724	$173,743	$2,639,203

Gross realized gains	5,380	11,482	10,566	13,176
Gross realized losses	(839)	(4,851)	(858)	(9,220)
Net realized gain (loss)	$4,541	$6,631	$9,708	$3,956

Included in the gross realized gains for the quarters and six months ended June 30, 2017 in the table above are exchanges of securities with a fair value of $8 million and $28 million, respectively. The Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $256 thousand and $5 million, respectively, reflected in earnings for the quarter and six months ended June 30, 2017. For the quarter and six months ended June 30, 2016, the fair value of these exchanges of securities was $17 million and resulted in a realized loss of $259 thousand.

4. Loans Held for Investment

The Loans held for investment is comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At June 30, 2017, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investments was $12.9 billion and $8.6 billion as of June 30, 2017 and December 31, 2016, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at June 30, 2017 and December 31, 2016:

	For the Six Months Ended	For the Year Ended
	June 30, 2017	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$8,753,653	$4,768,416
Purchases	5,120,640	4,897,370
Principal paydowns	(808,067)	(1,022,414)
Sales and settlements	2,866	5,007
Net periodic accretion (amortization)	(22,442)	(41,363)
Change in fair value	214,710	146,637
Balance, end of period	$13,261,360	$8,753,653

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following years:

Origination Year	June 30, 2017	December 31, 2016
2002 and prior	8.0%	8.9%
2003	7.1%	5.2%
2004	15.4%	11.9%
2005	20.7%	20.5%
2006	20.8%	22.0%
2007	19.2%	20.9%
2008	6.0%	6.5%
2009	0.6%	0.6%
2010 and later	2.2%	3.5%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Number of loans		139,060		95,155
Weighted average maturity (years)		18.8		19.8
Weighted average loan to value (1)		87.6%		86.9%
Weighted average FICO (1)		628		627
Weighted average loan balance (in thousands)		$90		$93
Weighted average percentage owner occupied		94.0%		96.6%
Weighted average percentage single family residence		85.0%		85.0%
Weighted average geographic concentration of top five states	CA	9.3%	CA	10.0%
	FL	6.8%	FL	6.7%
	OH	6.3%	OH	6.5%
	PA	5.5%	VA	5.9%
	VA	5.5%	NC	5.1%
(1) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at June 30, 2017 and December 31, 2016.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
	(dollars in thousands)
June 30, 2017	$434,612	$148,234	$262,421	$248,966	$162,822	$35,631	$1,292,686
December 31, 2016	$363,899	$140,495	$190,991	$207,364	$203,265	$40,709	$1,146,723

The fair value of residential mortgage loans 90 days or more past due was $518 million and $449 million as of June 30, 2017 and December 31, 2016, respectively.

Real estate owned

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at June 30, 2017 and December 31, 2016 was $10 million and $13 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At June 30, 2017, three investment holdings with an internally developed fair value of $16 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $10 million lower than the third party prices provided of $26 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at June 30, 2017 in excess of the derived predetermined threshold for the period. At December 31, 2016, ten investment holdings with an internally developed fair value of $123 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $16 million higher than the third party prices provided of $107 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices.

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

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $230 million and $266 million as of June 30, 2017 and December 31, 2016. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $124 million and $145 million as of June 30, 2017 and December 31, 2016. Interest income on all IO MBS securities was $9 million and $11 million for the quarters ended June 30, 2017 and 2016, respectively. Interest income reported on all IO MBS securities was $18 million and $23 million for the six months ended June 30, 2017 and 2016, respectively.

Non-Agency RMBS:

The Company has elected the fair value option for certain interests in Non-Agency RMBS which it refers to as the overcollateralization classes. The cash flows for these holdings are generally subordinate to all other interests of the trusts and generally only pay out funds when certain ratios are met and excess cash holdings, as determined by the trustee, are available for distribution to the overcollateralization class. Many of the investments in this group have no current cash flows and may not ever pay cash flows, depending on the loss experience of the collateral group supporting the investment. Estimating future cash flows for this group of Non-Agency RMBS investments is highly subjective and uncertain; therefore, the Company records these holdings at fair value with changes in fair value reflected in earnings.

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings was $14 million and $19 million as of June 30, 2017 and December 31, 2016, respectively.

Loans Held for Investment
Loans consisting of seasoned subprime residential mortgage loans:
The Company estimates the fair value of its Loans held for investment consisting of seasoned subprime residential mortgage loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan. These loan factors include: loan coupon as compared to coupon currently available in the market, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan interest rate as compared to interest rates currently available in the market and delinquency history. These two factors are based on relevant observable inputs.

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

At June 30, 2017, the internally developed fair values of loan pools of $1.32 billion had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $58 million lower than the third party prices provided of $1.37 billion. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. At December 31, 2016, the internally developed fair values of loan pools of $1.60 billion had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $50 million higher than the third party prices provided of $1.55 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at June 30, 2017 and December 31, 2016 in excess of the derived predetermined threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve management judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Loans collateralized by jumbo, prime residential mortgages:

The loans collateralized by jumbo, prime residential mortgages are carried at fair value. The loans are held as part of a consolidated Collateralized Financing Entity (“CFE”). A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the loans collateralized by jumbo, prime residential mortgages is based on the fair value of the securitized debt. See discussion of the fair value of Securitized Debt, collateralized by Loans Held for Investment at fair value below.

As the more observable Securitized debt, collateralized by loans held for investment are considered level 3 in the fair value hierarchy, the Loans collateralized by jumbo, prime residential mortgages are also level 3 in the fair value hierarchy.

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

Treasury Futures

The fair value of Treasury futures is determined by quoted market prices in an active market. The Company has classified the characteristics used to determine the fair value of Treasury futures as Level 1 inputs in the fair value hierarchy.

Repurchase Agreements

Repurchase agreements are collateralized financing transactions utilized by the Company to acquire investment securities. Due to the short term nature of these financial instruments, the Company estimates the fair value of these repurchase agreements using the contractual obligation plus accrued interest payable.

Short-term Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, dividends payable, payable for investments purchased and accrued interest payable are considered to be a reasonable estimate of fair value due to the short term nature and low credit risk of these short-term financial instruments.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2017 and December 31, 2016 are presented below.

	June 30, 2017
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$3,111,827	$—	$3,111,827
Agency MBS, at fair value	—	3,994,670	—	—	3,994,670
Loans held for investment, at fair value	—	—	13,261,360	—	13,261,360
Derivatives	1,396	18,785	—	(5,274)	14,907

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(9,511,229)	—	(9,511,229)
Derivatives	—	(6,981)	—	5,274	(1,707)
Total	$1,396	$4,006,474	$6,861,958	$—	$10,869,828

	December 31, 2016
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	3,330,063	$—	$3,330,063
Agency MBS, at fair value	—	4,167,754	—	—	4,167,754
Loans held for investment, at fair value	—	—	8,753,653	—	8,753,653
Derivatives	1,785	22,327	—	(14,435)	9,677

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(6,941,097)	—	(6,941,097)
Derivatives	—	(17,225)	—	14,875	(2,350)
Total	$1,785	$4,172,856	$5,142,619	$440	$9,317,700

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at June 30, 2017 and December 31, 2016.

Fair Value Reconciliation, Level 3
	For the Six Month Ended, June 30, 2017
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt	Total
Beginning balance Level 3 assets	$3,330,063	$8,753,653	$(6,941,097)	$5,142,619
Transfers in to Level 3 assets	6,112	—	—	6,112
Transfers out of Level 3 assets	—	—	—	—
Purchases	33,294	5,120,640	(3,532,918)	1,621,016
Principal payments	(263,804)	(808,067)	828,658	(243,213)
Sales and Settlements	(32,656)	2,866	245,369	215,579
Accretion (amortization) of purchase discounts	61,895	(22,442)	(6,602)	32,851
Gains (losses) included in net income
Other than temporary credit impairment losses	(30,234)	—	—	(30,234)
Realized gains (losses) on sales and settlements	8,195	—	(48,014)	(39,819)
Net unrealized gains (losses) included in income	(19,689)	214,710	(56,625)	138,396
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	18,652	—	—	18,652
Ending balance Level 3 assets	$3,111,828	$13,261,360	$(9,511,229)	$6,861,959

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2016
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt	Total
Beginning balance Level 3 assets	$3,675,841	$4,768,416	$(3,720,496)	$4,723,761
Transfers in to Level 3 assets	—	—	—	—
Transfers out of Level 3 assets	—	—	—	—
Purchases	257,914	4,897,370	(4,797,255)	358,029
Principal payments	(532,696)	(1,022,414)	1,059,854	(495,256)
Sales and Settlements	(149,938)	5,007	608,816	463,885
Accretion (amortization) of purchase discounts	120,638	(41,363)	(2,128)	77,147
Gains (losses) included in net income
Other than temporary credit impairment losses	(57,986)	—	—	(57,986)
Realized gains (losses) on sales and settlements	13,761	—	(122)	13,639
Net unrealized gains (losses) included in income	3,173	146,637	(89,766)	60,044
Gains (losses) included in other comprehensive income				—
Total unrealized gains (losses) for the period	(644)	—	—	(644)
Ending balance Level 3 assets	$3,330,063	$8,753,653	$(6,941,097)	$5,142,619

There were no transfers to or from Level 3 for the quarter ended June 30, 2017. There were $6 million of IOs transferred to Level 3 and no transfers out from Level 3, during the six months ended June 30, 2017. There were no transfers to or from Level 3 for the year ended December 31, 2016. The primary cause of the changes in fair value of the loans and the securitized debt are due to changes in credit risk of the portfolio.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of June 30, 2017 and December 31, 2016 follows:

	June 30, 2017				December 31, 2016
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	4.6%	1% -45%	0% -65%	35% -95%	5.4%	1% -35%	0% -22%	35% -95%
Senior interest-only	11.7%	4% -30%	0% -61%	35% -95%	12.5%	3% -30%	0% -22%	35% -95%
Subordinated	5.6%	1% -25%	0% -31%	10% -74%	6.2%	1% -25%	0% -18%	0% -79%
Subordinated interest-only	11.8%	8% -20%	0% -9%	35% -60%	13.2%	6% -15%	0% -11%	35% -76%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of June 30, 2017 and December 31, 2016 follows:

	June 30, 2017			December 31, 2016
	Significant Inputs			Significant Inputs
	CPR Range	CDR Range	Loss Severity Range	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	1% - 28%	0% - 30%	35% - 70%	1% - 35%	0% - 30%	35% - 65%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of June 30, 2017 and December 31, 2016 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized by seasoned subprime mortgages at fair value as of June 30, 2017 and December 31, 2016 follows:

	June 30, 2017	December 31, 2016
Factor:
Coupon
Base Rate	4.6%	5.2%
Actual	7.0%	7.1%

FICO
Base Rate	632	632
Actual	624	621

Loan-to-value (LTV)
Base Rate	87%	87%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	94%	97%
Investor	2%	2%
Secondary	4%	1%
Property Type
Single family	86%	86%
Manufactured housing	6%	6%
Multi-family/mixed use/other	9%	8%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

	June 30, 2017
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	6,254,153	6,269,469
Securitized debt, collateralized by Non-Agency RMBS	3	264,866	255,477

	December 31, 2016
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	5,600,903	5,619,385
Securitized debt, collateralized by Non-Agency RMBS	3	334,124	324,261

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of June 30, 2017 and December 31, 2016 were:

	June 30, 2017	December 31, 2016
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$3,149,315	$3,087,734
Non-agency MBS (in thousands)	3,104,838	2,513,169
Total:	$6,254,153	$5,600,903

Average balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$3,135,947	$4,159,651
Non-agency MBS (in thousands)	2,789,654	2,322,683
Total:	$5,925,601	$6,482,334

Average borrowing rate of Repurchase agreements secured by:
Agency MBS	1.16%	0.90%
Non-agency MBS	3.25%	3.05%

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	23 Days	32 Days
Non-agency MBS	70 Days	98 Days

Average original maturity of Repurchase agreements secured by:
Agency MBS	86 Days	112 Days
Non-agency MBS	102 Days	155 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$3,358,909	$3,334,245
Non-agency MBS (in thousands)	4,225,792	3,699,621
Total:	$7,584,701	$7,033,866

At June 30, 2017 and December 31, 2016, the repurchase agreements collateralized by MBS had the following remaining maturities.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	4,194,962	2,947,604
30 to 59 days	714,705	958,956
60 to 89 days	367,734	407,625
90 to 119 days	220,797	559,533
Greater than or equal to 120 days	755,955	727,185
Total	$6,254,153	$5,600,903

At June 30, 2017, the Company had an amount at risk with Credit Suisse of 11% of its equity related to the collateral posted on repurchase agreements. As of June 30, 2017 the weighted average maturity of the repurchase agreements with Credit Suisse was 42 days and the amount at risk was $400 million. At December 31, 2016, the Company had an amount at risk with Nomura Securities Company Limited of 10% of its equity related to the collateral posted on repurchase agreements. As of December 31, 2016, the weighted average maturity of the repurchase agreements with Nomura Securities Company Limited was 104 days and the amount at risk was $320 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of June 30, 2017 and December 31, 2016.

7. Securitized Debt

All of the Company’s securitized debt is collateralized by residential mortgage loans or Non-Agency RMBS. For financial reporting purposes, the Company’s securitized debt is accounted for as secured borrowings. Thus, the residential mortgage loans or RMBS held as collateral are recorded in the assets of the Company as Loans held for investment or Non-Agency RMBS and the securitized debt is recorded as a non-recourse liability in the accompanying Consolidated Statements of Financial Condition.

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2017 and December 31, 2016 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $279 million and $350 million, respectively. At June 30, 2017 and December 31, 2016, the debt carried a weighted average cost of financing equal to 5.65% and 5.21%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2017 and December 31, 2016, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Within One Year	$79,503	$98,565
One to Three Years	54,650	82,563
Three to Five Years	23,318	23,854
Greater Than Five Years	10,197	31,973
Total	$167,668	$236,955

Maturities of the Company’s securitized debt collateralized by Non-Agency RMBS are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments or loan losses are experienced. See Note 3 for a more detailed discussion of the securities collateralizing the securitized debt.

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2017 and December 31, 2016 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $9.5 billion and $7.1 billion, respectively. During the quarter and six months ended June 30, 2017, the Company recognized a loss of $17 million and $57 million, respectively, on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value. During the quarter and six months ended June 30, 2016, the Company recognized a loss of $30 million and $20 million, respectively, on the securitized debt carried at fair value in Net unrealized gains (losses) on financial instruments at fair value.

At June 30, 2017 and December 31, 2016 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 4.16% and 3.99% respectively. The debt matures between the years 2021 and 2065.

During the quarter ended June 30, 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $197 million for $245 million. This transaction resulted in a net loss on the extinguishment of debt of $48 million, which is reflected in earnings for the quarter and six months ended June 30, 2017. As the Company's securitized debt is carried at fair value with changes in fair value reflected in earnings some of this loss was recognized during prior periods.

During the first quarter of 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the six months ended June 30, 2016.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at June 30, 2017 and December 31, 2016, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Within One Year	$1,744,580	$1,151,519
One to Three Years	2,747,431	1,841,808
Three to Five Years	2,052,194	1,423,706
Greater Than Five Years	2,788,738	2,477,123
Total	$9,332,943	$6,894,156

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by year at June 30, 2017.

June 30, 2017
(dollars in thousands)
Year	Principal
2017	$855,907
2018	1,063,919
2019	435,308
2020	3,782,834
2021	3,137,465
Total	$9,275,433

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of June 30, 2017, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $14.6 billion and liabilities with a carrying value of $9.8 billion. As of December 31, 2016, the Company’s

Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $10.8 billion of and liabilities with a carrying value of $7.3 billion.

During the six months ended June 30, 2017, the Company acquired approximately $4.5 billion unpaid principal balance of seasoned residential subprime mortgage loans. The Company sold these loans to multiple real estate mortgage investment conduit trusts (the “Trusts”). The Company purchased certain subordinate notes and trust certificates of the Trusts. The Company evaluated the Trusts and determined that the total equity investment at risk is not sufficient to permit these trusts to finance its activities without additional subordinated financial support provided by another party. Therefore, the Company concluded that the Trusts were VIEs. The Company further determined that their interests in the Trusts gave the Company the power to direct the activity of these VIEs that most significantly impacted the Company's economic performance of the VIEs. As the Company concluded that it was the primary beneficiary of the Trusts, the Company consolidated the assets and liabilities of the Trusts. All intercompany balances and transactions are eliminated in consolidation.

The consolidation of these Trusts resulted in the addition of the following amounts, net of eliminations, at the time of acquisition.

Consolidated Trusts
(dollars in thousands)
Assets:
Loans held for investment, at fair value	$4,554,965
Other Assets	29,542

Liabilities:
Securitized debt at fair value (1)	$3,544,097
(1) After the elimination of intercompany balances.

As sponsor of the Trusts, the Company has retained an eligible horizontal retained interest consisting of the Class B and Class C notes in the Trusts in order to satisfy the U.S. risk retention rules (the “Required Credit Risk”). The U.S. risk retention rules impose limitations on the ability of the Company to dispose of or hedge the Required Credit Risk until the later of (i) the fifth anniversary of the closing date of the securitization transactions (the “Closing Date”) and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the Closing Date, but in any event no longer than the seventh anniversary of the Closing Date. These investments have been eliminated in consolidation of the Trusts as of June 30, 2017.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$1,704,646	$1,842,080
Loans held for investment, at fair value	12,656,159	8,753,653
Accrued interest receivable	77,167	57,153
Other assets	117,746	109,068
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$264,866	$334,124
Securitized debt at fair value, collateralized by loans held for investment	9,511,229	6,941,097
Accrued interest payable	34,363	24,942
Other liabilities	3,672	2,742

Income, OTTI and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	June 30, 2017	June 30, 2016
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$234,437	$160,885
Interest expense, Non-recourse liabilities of VIEs	105,723	58,772
Net interest income	$128,714	$102,113

Total other-than-temporary impairment losses	$(696)	$(612)
Portion of loss recognized in other comprehensive income (loss)	(12,146)	(19,462)
Net other-than-temporary credit impairment losses	$(12,842)	$(20,074)

Servicing fees	$10,890	$7,773

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$427,426	$292,865
Interest expense, Non-recourse liabilities of VIEs	188,407	98,022
Net interest income	$239,019	$194,843

Total other-than-temporary impairment losses	$(1,109)	$(845)
Portion of loss recognized in other comprehensive income (loss)	(25,613)	(27,326)
Net other-than-temporary credit impairment losses	$(26,722)	$(28,171)

Servicing fees	$20,478	$13,351

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2017, ranged from less than $1 million to $51 million, with an aggregate amount of $1.4 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2016, ranged from less than $1 million to $51 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.3 billion and $1.4 billion at June 30, 2017 and December 31, 2016, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2017 and December 31, 2016.

		June 30, 2017
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$2,952,400	Derivatives, at fair value, net	$10,254	Derivatives, at fair value, net	$—
Swaptions	482,000	Derivatives, at fair value, net	3,257	Derivatives, at fair value, net	(1,707)
Treasury Futures	619,700	Derivatives, at fair value, net	1,396	Derivatives, at fair value, net	—
Total	$4,054,100		$14,907		$(1,707)

		December 31, 2016
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,396,900	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	624,000	Derivatives, at fair value, net	7,892	Derivatives, at fair value, net	(2,350)
Treasury Futures	619,700	Derivatives, at fair value, net	1,785	Derivatives, at fair value, net	—
Total	$2,640,600		$9,677		$(2,350)

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives For the Quarters Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2017	June 30, 2016
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$4,377	$38,903
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(19,629)	(68,299)
Treasury Futures	Net unrealized gains (losses) on derivatives	2,179	(13,424)
Treasury Futures	Net realized gains (losses) on derivatives	(6,914)	635
Swaptions	Net unrealized gains (losses) on derivatives	(754)	(3,379)
Swaptions	Net realized gains (losses) on derivatives	(1,081)	(1,624)
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	—
Other Derivative Assets	Net realized gains (losses) on derivatives	—	(567)
Total		$(21,822)	$(47,755)
(1) Includes loss on termination of interest rate swap of $16 million and $60 million for the quarters ended June 30, 2017 and 2016, respectively.

		Net gains (losses) on derivatives For the Six Months Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2017	June 30, 2016
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$10,693	$(50,236)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(23,733)	(79,976)
Treasury Futures	Net unrealized gains (losses) on derivatives	(388)	(16,408)
Treasury Futures	Net realized gains (losses) on derivatives	(8,999)	(20,975)
Swaptions	Net unrealized gains (losses) on derivatives	393	(12,366)
Swaptions	Net realized gains (losses) on derivatives	(4,250)	(3,765)
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	—
Other Derivative Assets	Net realized gains (losses) on derivatives	—	(566)
Total		$(26,284)	$(184,292)
(1) Includes loss on termination of interest rate swap of $16 million and $61 million for the six months ended June 30, 2017 and 2016, respectively.

The Company paid $16 million to terminate interest rate swaps with a notional value of $250 million during the quarter and six months ended June 30, 2017. The terminated swaps had original maturities ranging from 2024 to 2034. The Company paid $60 million and $61 million to terminate interest rate swaps with a notional value of $2.3 billion and $3.3 billion during the quarter and six months ended June 30, 2016. The terminated swaps had original maturities ranging from 2017 to 2034. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2017 was 1.83% and the weighted average receive rate was 1.03%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2016 was 2.13% and the weighted average receive rate was 0.90%. The weighted average maturity on the Company’s interest rate swaps at June 30, 2017 and December 31, 2016 was 5 years and 8 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net asset position at June 30, 2017 is approximately $8 million including accrued interest, which represents the maximum amount the Company would receive upon termination, which is fully collateralized.

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

The Company declared dividends to Series B preferred stockholders of $7 million and $9 million, or $0.50 and $0.68 per preferred share during the quarter and six months ended June 30, 2017.

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
The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share during the quarter and six months ended June 30, 2017.
Common Stock

Our Board of Directors adopted a program that authorizes repurchases of our common stock up to $350 million. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, the Company intends to only consider repurchasing shares of our common stock when the purchase price is less than its estimate of its current net asset value per common share. Generally, when the Company repurchases its common stock at a discount to its net asset value, the net asset value of its remaining shares of common stock outstanding increases. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company did not repurchase any shares during the quarter and six months ended June 30, 2017, and has $100 million in its share repurchase program that may be used to repurchase shares in the future.

During the quarters and six months ended June 30, 2017, the Company declared regular dividends to common shareholders of $0.50 and $1.00 per share or $94 million and $188 million, respectively. During the quarters and six months ended June 30, 2016, the Company declared regular dividends to common shareholders of $0.48 and $0.96 per share or $90 million and $180 million, respectively, and a special dividend of $0.50 per share to common shareholders of $94 million.

Earnings per share for the quarters and six months ended June 30, 2017, and 2016, respectively, are computed as follows:

	For the Quarters Ended
	June 30, 2017	June 30, 2016
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$105,617	$74,127
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$105,617	$74,127

Denominator:
Weighted average basic shares	187,779,406	187,729,765
Effect of dilutive securities	363,145	195,281
Weighted average dilutive shares	188,142,551	187,925,046

Net income per average share attributable to common stockholders - Basic	$0.56	$0.39
Net income per average share attributable to common stockholders - Diluted	$0.56	$0.39

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$263,141	$157,226
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$263,141	$157,226

Denominator:
Weighted average basic shares	187,770,626	187,726,618
Effect of dilutive securities	398,467	155,996
Weighted average dilutive shares	188,169,093	187,882,614

Net income per average share attributable to common stockholders - Basic	$1.40	$0.84
Net income per average share attributable to common stockholders - Diluted	$1.40	$0.84

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the six months ended June 30, 2017 and 2016:

	June 30, 2017
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2016	$718,106	$718,106
OCI before reclassifications	37,744	37,744
Amounts reclassified from AOCI	24,433	24,433
Net current period OCI	62,177	62,177
Balance as of June 30, 2017	$780,283	$780,283

	June 30, 2016
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2015	$773,791	$773,791
OCI before reclassifications	112,423	112,423
Amounts reclassified from AOCI	20,959	20,959
Net current period OCI	133,382	133,382
Balance as of June 30, 2016	$907,173	$907,173

The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$7,777	$10,674	Net realized gains (losses) on sales of investments
	(32,210)	(31,633)	Net other-than-temporary credit impairment losses
	$(24,433)	$(20,959)	Income before income taxes
	—	—	Income taxes
	$(24,433)	$(20,959)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015) (the “Incentive Plan”), directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting between two and ten years depending on the award, after which time the awards fully vest. During the vesting period, these shares may not be sold. There were approximately 6 million shares available for future grants under the Incentive Plan as of June 30, 2017.

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

During the first quarter of 2017 and 2016, the Company granted certain of its employees Restricted Stock Units (“RSU”) awards.  RSU awards are designed to reward certain employees of the Company for services provided over the previous year.  The RSU awards vest equally over a three year period beginning one year from the grant date and will fully vest after three years. The RSU awards are valued at the market price of the Company’s common stock on the grant date and the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 112 thousand and 266 thousand RSU awards during the first quarter of 2017 and 2016, with a grant date fair value of $2 million and $3 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the first quarter of 2017 and 2016, the Company granted certain of its employees 144 thousand and 180 thousand Performance Share Units (“PSU”) awards, respectively.  PSU awards are designed to align compensation with the Company’s future performance.  The PSU awards include a three year performance period ending on December 31, 2019 and December 31, 2018, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the stock performance of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions.  Based on the model results, the $144 thousand PSU awards granted during 2017 had a grant date value of $3 million that will cliff vest on December 31, 2019. The 180 thousand PSU awards granted during 2016 had a grant date value of $3 million which will cliff vest on December 31, 2018.

The Company recognized stock based compensation expenses of $1 million for the quarters ended June 30, 2017, and 2016, respectively. For the six months ended June 30, 2017, and 2016, the stock based compensation expenses were $2 million and $1 million, respectively.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $18,000 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expense related to the Company’s qualified plan for the quarters ended June 30, 2017 and 2016 was $103 thousand and $122 thousand, respectively. For the six months ended June 30, 2017 and 2016, the 401(k) expense related to the Company's qualified plan was $215 thousand and $214 thousand, respectively.

13. Income Taxes

For the quarter ended June 30, 2017 and the year ended December 31, 2016, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the six months ended June 30, 2017 and year ended December 31, 2016.

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

14. Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk. The Company is subject to interest rate risk in connection with its investments in Agency MBS and Non-Agency RMBS, residential mortgage loans, borrowings under repurchase agreements and securitized debt. When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.

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

By using derivative instruments and repurchase agreements, the Company is exposed to counterparty credit risk if counterparties to the contracts do not perform as expected. If a counterparty fails to perform on a derivative hedging instrument, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its balance sheet to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty. The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged). If the counterparty fails to perform on a repurchase agreement, the Company is exposed to a loss to the extent that the fair value of collateral pledged exceeds the liability to the counterparty. The Company attempts to minimize counterparty credit risk by evaluating and monitoring the counterparty’s credit, executing master netting arrangements and obtaining collateral, and executing contracts and agreements with multiple counterparties to reduce exposure to a single counterparty.

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(6,254,153)	$—	$(6,254,153)	$7,584,700	$3,043	$1,333,590
Interest Rate Swaps - Gross Assets	15,528	(5,274)	10,254	—	36,081	46,335
Interest Rate Swaps - Gross Liabilities	(5,274)	5,274	—	—	—	—
Treasury Futures - Gross Assets	1,396	—	1,396	—	5,145	6,541
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	3,257	—	3,257	—	—	3,257
Swaptions - Gross Liabilities	(1,707)	—	(1,707)	1,805	—	98
Other Derivative Assets	—	—	—	—	—	—
Total Liabilities	$(6,240,953)	$—	$(6,240,953)	$7,586,505	$44,269	$1,389,821
(1) Included in other assets

	December 31, 2016
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(5,600,903)	$—	$(5,600,903)	$7,033,866	$2,545	$1,435,508
Interest Rate Swaps - Gross Assets	14,435	(14,435)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	(14,875)	14,875	—	—	39,627	39,627
Treasury Futures - Gross Assets	1,785	—	1,785	—	3,320	5,105
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	7,892	—	7,892	—	—	7,892
Swaptions - Gross Liabilities	(2,350)	—	(2,350)	10,341	—	7,991
Other Derivative Assets	—	—	—	—	—	—
Total Liabilities	$(5,594,016)	$440	$(5,593,576)	$7,044,207	$45,492	$1,496,123
(1) Included in other assets

15. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain re-securitization transactions engaged in by the Company, it has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. During the quarter ended June 30, 2017, the Company had an unsettled loan purchase commitment of $605 million which is scheduled to settle in August 2017. Management is not aware of any other contingencies that require accrual or disclosure as of June 30, 2017 and December 31, 2016.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	availability of investment opportunities in real estate-related and other securities;

•	our expected investments;

•	changes in the value of our investments;

•	changes in interest rates and mortgage prepayment rates;

•	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

•	rates of default, delinquencies or decreased recovery rates on our investments;

•	general volatility of the securities markets in which we invest;

•	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;

•	interest rate mismatches between our investments and our borrowings used to finance such purchases;

•	effects of interest rate caps on our adjustable-rate investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the impact of and changes to various government programs;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	our transition from an externally-managed real estate investment trust, or REIT, to an internally-managed REIT;

•	availability of qualified personnel;

•	our ability to maintain our classification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act;

•	our expectations regarding materiality or significance; and

•	the effectiveness of our disclosure controls and procedures.

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

We focus our investment activities primarily on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS, and on acquiring residential mortgage loans. At June 30, 2017, based on the amortized cost balance of our interest earning assets, approximately 21% of our investment portfolio was Agency MBS, 12% of our investment portfolio was Non-Agency RMBS, and 67% of our investment portfolio was residential mortgage loans, respectively. At December 31, 2016, based on the amortized cost balance of our interest earning assets, approximately 28% of our investment portfolio was Agency MBS, 16% of our investment portfolio was Non-Agency RMBS, and 56% of our investment portfolio was residential mortgage loans, respectively.

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

We use leverage to increase returns and to finance the acquisition of our assets. Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We expect to finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities and securitizations and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

Under the U.S. credit risk retention rules that became effective on December 24, 2015, we have committed to consolidate the loans for deals which we sponsor and retain a meaningful investment for a minimum of five years. Our credit investments are also structurally locked out from pre-payments resulting in a high yielding longer duration credit portfolio.

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

The Federal funds rate increased in December 2016 and again in March 2017 and June 2017.  Despite these rate increases, equity markets continued to climb during the first half of 2017. We believe equity market strength was initially driven by positive market sentiments after the U.S. Presidential election on the hopes of business friendly changes to regulations and tax policy.  Although US equity markets declined in the middle of May on the perceived lack of progress in Washington, DC, particularly on health care legislation, equity markets have proven to be resilient, continuing to climb through the end of the second quarter of 2017.

The U.S. 10-year treasury yield trended down early in the second quarter of 2017 falling from 2.39% to 2.17% before rebounding to 2.41% in early May.  The 10-year resumed a downward trend in May through the third week of June hitting lows in the 2.13% range before spiking up at the end of the quarter ending to 2.30% on June 30, 2017. Additionally, the average one-month and six-month London Interbank Offered Rate (“LIBOR”) were up 23 basis points and 5 basis points, respectively, during the second quarter of 2017.

In the second quarter of 2017, we continued to invest in residential credit assets, which tend to be less interest rate sensitive than Agency MBS. During the second quarter of 2017, we purchased approximately $377 million in loans and committed to purchase an additional $620 million to our loan portfolio, bringing the total to $13.3 billion or 67% of total investments as of June 30, 2017. Our investments in Agency and Non-Agency investments at June 30, 2017 were relatively unchanged compared to March 31, 2016.

Our book value per common share was $16.54 as of June 30, 2017 up from $16.20 as of March 31, 2017 driven by continued strength in the residential credit markets, and particularly residential loans. The Case-Shiller index shows continued strength and increasing values in US home prices while US mortgage rates continue to stay at low levels which supports home affordability, home purchases and refinancing activity. Further supporting the US housing market, the US unemployment rates continue to decline which has provided improved stability over the last few years.

Given the economic environment, we continue to seek high yielding investment opportunities that will deliver a durable dividend to our shareholders while managing risk and safeguarding book value.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and six months ended June 30, 2017 and 2016.

Net Income
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net interest income:
Interest income (1)	$288,644	$221,096	$539,988	$422,293
Interest expense (2)	137,955	83,227	248,186	146,208
Net interest income	150,689	137,869	291,802	276,085
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(749)	(3,139)	(3,462)	(7,562)
Portion of loss recognized in other comprehensive income	(12,760)	(17,816)	(28,748)	(24,071)
Net other-than-temporary credit impairment losses	(13,509)	(20,955)	(32,210)	(31,633)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	5,802	22,100	10,698	(79,010)
Realized gains (losses) on terminations of interest rate swaps	(16,143)	(60,158)	(16,143)	(60,616)
Net realized gains (losses) on derivatives	(11,481)	(9,697)	(20,839)	(44,666)
Net gains (losses) on derivatives	(21,822)	(47,755)	(26,284)	(184,292)
Net unrealized gains (losses) on financial instruments at fair value	67,762	30,347	140,005	47,218
Net realized gains (losses) on sales of investments	4,541	6,631	9,708	3,956
Gains (losses) on extinguishment of debt	(48,014)	—	(48,014)	(1,766)
Total other gains (losses)	2,467	(10,777)	75,415	(134,884)
Other income:
Other income	—	—	—	95,000
Total other income	—	—	—	95,000
Other expenses:
Compensation and benefits	7,671	6,954	15,227	12,176
General and administrative expenses	4,585	4,238	8,625	8,741
Servicing fees	10,890	7,773	20,478	13,351
Deal expenses	1,345	13,022	12,698	13,022
Total other expenses	24,491	31,987	57,028	47,290
Income (loss) before income taxes	115,156	74,150	277,979	157,278
Income taxes	139	23	155	52
Net income (loss)	$115,017	$74,127	$277,824	$157,226

Dividend on preferred stock	$9,400	$—	$14,683	$—

Net income (loss) available to common shareholders	$105,617	$74,127	$263,141	$157,226

Net income (loss) per share available to common shareholders:
Basic	$0.56	$0.39	$1.40	$0.84
Diluted	$0.56	$0.39	$1.40	$0.84

Weighted average number of common shares outstanding:
Basic	187,779,406	187,729,765	187,770,626	187,726,618
Diluted	188,142,551	187,925,046	188,169,093	187,882,614

Dividends declared per share of common stock	$0.50	$0.48	$1.00	$1.46

(1) Includes interest income of consolidated VIEs of $234,437 and $160,885 for the quarters ended June 30, 2017 and 2016, respectively and interest income of consolidated VIEs of $427,426 and $292,865 for the six months ended June 30, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $105,723 and $58,772 for the quarters ended June 30, 2017 and 2016, respectively and interest expense of consolidated VIEs of $188,407and $98,022 for the six months ended June 30, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Quarters and Six Months Ended June 30, 2017 and 2016.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Our net income increased by $41 million to $115 million, or $0.56 per average basic common share, for the quarter ended June 30, 2017 as compared to $74 million, or $0.39 per average basic common share, for the quarter ended June 30, 2016. The increase in net income for the quarter ended June 30, 2017 is primarily due to lower realized losses on termination of swaps, an increase in unrealized gains on instruments at fair value, and an increase in net interest income of $44 million, $37 million and $13 million, respectively, compared to the same period of 2016. These gains were offset by an increase in losses on debt extinguishment of $48 million, and a decrease in unrealized gains on derivative of $16 million, compared to the same period of 2016.

Our net income increased by $121 million to $278 million, or $1.40 per average basic common share, for the six months ended June 30, 2017 as compared to $157 million, or $0.84 per average basic common share, for the six months ended June 30, 2016. The increase in net income for the six months ended June 30, 2017 is primarily due to an increase in unrealized gains on financial instruments at fair value, an increase in unrealized gains on derivatives and lower realized losses on termination of swaps of $93 million, $90 million and $44 million, respectively, compared to the same period of 2016. These gains were offset by a decrease in other income of $95 million, which was a one-time receipt of additional remedies against other parties in the first quarter 2016 and an increase in losses on debt extinguishment of $46 million compared to the same period of 2016.

Interest Income

The changes in our interest income for quarter and six month ended June 30, 2017 as compared to the same period of 2016, are primarily driven by the repositioning of our balance sheet by adding residential mortgage loans and decreasing our investments in Agency MBS and Non-agency RMBS. We repositioned our balance sheet by reducing our Agency MBS and Non-Agency RMBS and increasing our residential loan investments. These changes have impacted interest income for the quarter and six months as follows.

Interest income increased by $68 million, or 31%, to $289 million for the quarter ended June 30, 2017 as compared to$221 million for the same period of 2016. The increase is primarily due to the increase in interest income earned on residential mortgage loans of $78 million as compared to the same period of 2016. This increase was offset, in part, by lower interest income on our Agency MBS of $5 million and Non-agency RMBS transferred to consolidated VIEs of $4 million, as compared to the same period of 2016 as we have reduced our Agency MBS and Non-agency RMBS since 2016.

Interest income increased by $118 million, or 28%, to $540 million for the six months ended June 30, 2017 as compared to $422 million for the same period of 2016. The increase is primarily due to the increase in interest income earned on residential mortgage loans of $143 million as compared to the same period of 2016. This increase was offset, in part, by lower interest incomes on our Agency MBS of $15 million and Non-agency RMBS transferred to consolidated VIEs of $9 million as compared to the same period of 2016.

Interest Expense

Interest expense increased by $55 million, or 66%, to $138 million for the quarter ended June 30, 2017 as compared to $83 million for the same period of 2016. The increase is primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $47 million, which was driven primarily by higher securitized debt balance compared to the same period of 2016. Interest expense is also higher as a result of higher interest rates compared to the second quarter of 2016.

Interest expense increased by $102 million, or 70%, to $248 million for the six months ended June 30, 2017 as compared to $146 million for the same period of 2016. The increase is primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $90 million, which was driven primarily by higher securitized debt balance compared to the same period of 2016. Interest expense is also higher for the six months ended June 30, 2017 as a result of higher interest rates compared to the same period of 2016. LIBOR rates have increased over the first six months of 2017 following the increases in the Federal fund rate in December 2016, March 2017 and June 2017.

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

	GAAP Interest Income	GAAP Interest Expense	Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Losses on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended June 30, 2017	$288,644	$137,955	$3,486	$141,441	$150,689	$(3,486)	$(350)	$146,853
For the Quarter Ended March 31, 2017	$251,344	$110,231	$4,106	$114,337	$141,113	$(4,106)	$(519)	$136,488
For the Quarter Ended December 31, 2016	$260,823	$106,737	$4,151	$110,888	$154,086	$(4,151)	$40	$149,975
For the Quarter Ended September 30, 2016	$250,953	$94,911	$4,595	$99,506	$156,042	$(4,595)	$(105)	$151,342
For the Quarter Ended June 30, 2016	$221,096	$83,227	$8,141	$91,368	$137,869	$(8,141)	$(367)	$129,361
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarters Ended
	June 30, 2017			June 30, 2016
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$3,661,335	$24,289	2.7%	$4,882,776	$29,376	2.4%
Non-Agency RMBS	1,335,643	29,567	8.9%	1,432,834	30,469	8.5%
Non-Agency RMBS transferred to consolidated VIEs	1,069,509	58,486	21.9%	1,346,840	62,889	18.7%
Residential mortgage loans held for investment	12,391,023	175,952	5.7%	6,625,810	97,994	5.9%
Total	$18,457,510	$288,294	6.2%	$14,288,260	$220,728	6.2%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$3,156,501	$12,190	1.5%	$4,612,205	$15,795	1.4%
Non-Agency RMBS	725,698	5,229	2.9%	693,126	5,168	3.0%
Re-Remic repurchase agreements	387,493	3,573	3.7%	686,606	6,701	3.9%
RMBS from loan securitizations	1,823,189	14,726	3.2%	872,023	4,932	2.3%
Securitized debt, collateralized by Non-Agency RMBS	284,127	5,563	7.8%	458,350	5,922	5.2%
Securitized debt, collateralized by loans	9,700,805	100,160	4.1%	5,664,470	52,849	3.7%
Total	$16,077,813	$141,441	3.5%	$12,986,780	$91,367	2.8%

Economic net interest income/net interest rate spread		$146,853	2.7%		$129,361	3.4%

Net interest-earning assets/net interest margin	$2,379,697		3.2%	$1,301,480		3.6%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.10

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

	For the Six Months Ended
	June 30, 2017			June 30, 2016
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$3,688,464	51,921	2.8%	$5,253,328	$67,035	2.6%
Non-Agency RMBS	1,352,316	59,771	8.8%	1,445,866	61,575	8.5%
Non-Agency RMBS transferred to consolidated VIEs	1,105,210	118,620	21.5%	1,377,443	127,121	18.5%
Residential mortgage loans held for investment	10,741,082	308,806	5.7%	5,677,294	165,744	5.8%
Total	$16,887,072	$539,118	6.4%	$13,753,931	$421,475	6.1%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$3,135,947	$23,663	1.5%	$5,015,804	$37,074	1.5%
Non-Agency RMBS	737,254	10,761	2.9%	760,324	10,110	2.7%
Re-Remic repurchase agreements	511,992	8,242	3.2%	697,755	$11,744	3.4%
RMBS from loan securitizations	1,540,409	24,703	3.2%	706,560	8,618	2.4%
Securitized debt, collateralized by Non-Agency RMBS	300,793	10,576	7.0%	482,039	9,918	4.1%
Securitized debt, collateralized by loans	8,409,587	177,832	4.2%	4,684,105	88,104	3.8%
Total	$14,635,982	$255,777	3.5%	$12,346,587	$165,568	2.7%

Economic net interest income/net interest rate spread		$283,341	2.9%		$255,907	3.4%

Net interest-earning assets/net interest margin	$2,251,090		3.4%	$1,407,344		3.7%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.11

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income increased by $18 million to $147 million for the quarter ended June 30, 2017 from $129 million for the same period of 2016. Our economic interest income increased by $27 million to $283 million for the six months ended June 30, 2017 from $256 million for the same periods of 2016. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 70 and 50 basis points for the quarter and six months ended June 30, 2017 as compared to the same period of 2016. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities decreased by 40 and 30 basis points for the quarter and six months ended June 30, 2017, as compared to the same periods of 2016. Average net interest-earning assets increased by $1.1 billion and $844 million for the quarter and six months ended June 30, 2017 from the same periods of the prior quarters. The increase in average net interest-earning assets for the quarter ended June 30, 2017 as compared to the same period of 2016, was primarily driven by an increase in our investments in residential mortgage loans, which was partially offset by an increase in our securitized debt, collateralized by loans portfolio and repurchase agreements collateralized by RMBS from loan securitizations.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2017	$16,077,813	$141,441	3.50%	1.06%	1.42%	(0.36)%
For The Quarter Ended March 31, 2017	$13,240,294	$114,337	3.50%	0.83%	1.37%	(0.54)%
For The Quarter Ended December 31, 2016	$13,038,695	$110,888	3.40%	0.60%	1.28%	(0.68)%
For The Quarter Ended September 30, 2016	$13,585,665	$99,506	2.90%	0.51%	1.15%	(0.64)%
For The Quarter Ended June 30, 2016	$12,986,780	$91,368	2.80%	0.40%	0.90%	(0.50)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $3.1 billion for the quarter ended June 30, 2017 as compared to the same period of 2016. Economic interest expense increased by $50 million for the quarter ended June 30, 2017 as compared to the same period of 2016. The increase in average interest-bearing liabilities and economic interest expense is a result of the increase in the amount of our securitized debt collateralized by seasoned subprime mortgage loans as well as increased LIBOR.

Average one-month and six month LIBOR were up 66 basis points and 52 basis points, respectively, during the quarter ended June 30, 2017 as compared to the same period of 2016, contributing to the increase in economic interest expense in addition to increased average debt balances. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $14 million and $21 million for the quarter ended June 30, 2017, and 2016 and $32 million for the six months ended June 30, 2017 and 2016, respectively. Of these amounts, $13 million and $20 million of the OTTI for the quarters ended June 30, 2017 and 2016 and $27 million and $28 million for the six months ended June 30, 2017 and 2016, respectively, were related to securities included in our consolidated VIEs. As of June 30, 2017, we had three Non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $259 thousand for which we did not recognize impairment. We intend to hold these securities until they recover their amortized cost. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters and six months ended June 30, 2017 and 2016 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the decline in our swap portfolio balance and increase in interest rates.

The table below shows a summary of our net gains (losses) on derivative instruments, for the three and six months ended June 30, 2017 and 2016, respectively.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(3,486)	$(8,141)	$(7,591)	$(19,360)
Realized gains (losses) on derivative instruments, net:
Treasury Futures	(6,914)	635	(8,998)	(20,975)
Swaptions	(1,081)	(1,625)	(4,250)	(3,765)
Other Derivative Assets	—	(566)	—	(566)
Swaps - Terminations	(16,143)	(60,158)	(16,143)	(60,616)
Total realized gains (losses) on derivative instruments, net	(24,138)	(61,714)	(29,391)	(85,922)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	4,377	38,903	10,693	(50,236)
Treasury Futures	2,179	(13,424)	(388)	(16,408)
Swaptions	(754)	(3,379)	393	(12,366)
Other Derivative Assets	—	—	—	—
Total unrealized gains (losses) on derivative instruments, net:	5,802	22,100	10,698	(79,010)
Total gains (losses) on derivative instruments, net	$(21,822)	$(47,755)	$(26,284)	$(184,292)

The Company paid $16 million to terminate interest rate swaps with a notional value of $250 million during the quarter and six months ended June 30, 2017. The terminated swaps had original maturities ranging from 2024 to 2034. The Company paid $60 million and $61 million to terminate interest rate swaps with a notional value of $2.3 billion and $3.3 billion during the quarter and six months ended June 30, 2016. The terminated swaps had original maturities ranging from 2017 to 2034. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement. Our Treasury futures positions remained unchanged at $620 million of notional value at June 30, 2017 and 2016. We reduced our swaptions by $142 million of notional value to $482 million at June 30, 2017, as compared to the $624 million notional value at December 31, 2016.

Changes in our derivative positions were a result of changes in our portfolio composition and changes in interest rates.

The Company incurred realized losses on our short futures positions of $7 million and $9 million during the quarter and six months ended June 30, 2017. The Company incurred a realized gain of $1 million and a realized loss of $21 million on our short futures position during the quarter and six months ended June 30, 2016, respectively. The realized losses were driven primarily by declines in interest rates during these periods, which increased the Treasury futures prices, resulting in realized losses on our short futures positions. Treasury futures are not included in our economic interest expense and economic net interest income.

During the quarter and six months ended June 30, 2017, we recognized total net losses on derivatives of $22 million and $26 million, respectively, compared to net losses of $48 million and $184 million, respectively, for the same period of 2016. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures, swaptions and mortgage options. The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the received floating leg of these same swaps, resulting in a net payment on the periodic settlement of the swaps during the quarter.

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

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected the fair value option with changes in fair value reflected in earnings for our IO RMBS securities, certain Non-Agency RMBS securities which receive residual cash flows, Loans held for investment, and the related financing for the loans consolidated as a VIE in our statement of financial condition. The table below shows the unpaid principal, fair value and impact of change in fair value on each of these financial instruments:

	As of		As of
	June 30, 2017		June 30, 2016
	(dollars in thousands)		(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
IO RMBS securities	$8,662,102	$354,320	$9,045,516	$435,444
Non-Agency RMBS securities	N/A	14,047	N/A	17,199
Loans held for investment, at fair value	13,130,091	13,261,360	9,425,649	9,212,204
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	9,487,277	9,511,229	7,713,323	7,534,277
Total	$31,279,470	$23,140,956	$26,184,488	$17,199,124

	For the Quarters Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value	Gain/(Loss) on Change in Fair Value
Assets:
IO RMBS securities	$(7,614)	$17,742	$(17,192)	$22,892
Non-Agency RMBS securities	(1,165)	2,086	(888)	$(706)
Loans held for investment, at fair value	93,740	40,843	214,710	45,138
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	(17,199)	(30,324)	(56,625)	(20,106)
Total	$67,762	$30,347	$140,005	$47,218

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

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

For the quarters ended June 30, 2017 and 2016, we had net realized gains of $5 million and $7 million, respectively, on sales of investments. For the six months ended June 30, 2017 and 2016, we had net realized gains of $10 million and $4 million, respectively, on sales of investments. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a loss on extinguishment of debt.

During the quarter ended June 30, 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $197 million for $245 million, this transaction resulted in a net loss on the extinguishment of debt of $48 million, which is reflected in earnings for the quarter and six months ended June 30, 2017. As the Company's securitized debt is carried at fair value with changes in fair value reflected in earnings some of this loss was recognized during prior periods.

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

	Total Compensation, G&A and Deal Expenses	Total Compensation, G&A and Deal Expenses/Average Assets	Total Compensation, G&A and Deal Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2017	$13,601	0.26%	1.53%
For The Quarter Ended March 31, 2017	$22,949	0.49%	2.77%
For The Quarter Ended December 31, 2016	$16,659	0.39%	2.16%
For The Quarter Ended September 30, 2016	$11,243	0.26%	1.50%
For The Quarter Ended June 30, 2016	$24,214	0.59%	3.30%

Compensation and benefit costs were $8 million and $7 million for the quarter ended June 30, 2017 and 2016, respectively, and$15 million and $12 million for the six months ended June 30, 2017 and 2016, respectively. The increases in Compensation and benefit costs were primarily driven by higher stock based compensation.

G&A expenses were $5 million and $4 million for the quarter ended June 30, 2017 and 2016, respectively, and $9 million for the six months ended June 30, 2017 and 2016, respectively. The G&A expenses are primarily comprised of auditing, information technology, legal and consulting expenses.

The Company incurred deal expenses of $1 million and $13 million for the quarter ended June 30, 2017 and 2016, respectively, and $13 million for the six months ended June 30, 2017 and 2016, related to the securitization of seasoned subprime mortgage pools.

Servicing Fees

Servicing fees paid by our consolidated VIEs were approximately $11 million and $8 million for the quarter ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the servicing fees were $20 million and $13 million, respectively. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The increase in servicing fees for the quarter and six months ended June 30, 2017 as compared to the same period of 2016 was driven by the creation of new securitizations in 2016 and 2017. The servicing fees range from 25 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarters Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$105,617	$157,524	$219,454	$172,817	$74,127
Adjustments:
Net other-than-temporary credit impairment losses	13,509	18,701	14,780	11,574	20,955
Net unrealized (gains) losses on derivatives	(5,802)	(4,896)	(101,475)	(27,628)	(22,100)
Net unrealized (gains) losses on financial instruments at fair value	(67,762)	(72,243)	20,664	(32,999)	(30,347)
Net realized (gains) losses on sales of investments	(4,541)	(5,167)	(11,121)	(3,079)	(6,631)
(Gains) losses on extinguishment of debt	48,014	—	(1,334)	45	—
Realized (gains) losses on terminations of interest rate swaps	16,143	—	—	—	60,158
Net realized (gains) losses on Futures (1)	6,914	2,084	(19,628)	7,823	(635)
Core Earnings	$112,092	$96,003	$121,340	$128,553	$95,527

GAAP net income per basic common share	$0.56	$0.84	$1.17	$0.92	$0.39
Core earnings per basic common share(2)	$0.60	$0.51	$0.65	$0.68	$0.51

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

Our core earnings for the quarter ended June 30, 2017 were $112 million or $0.60 per average basic common share, compared to $96 million or $0.51 per average basic common share for the quarter ended June 30, 2016. Core earnings increased by $16 million or $0.09 per average basic common share for the quarter ended June 30, 2017 as compared to the same period of 2016, primarily due to increased net interest income and lower deal expenses.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For the Quarter Ended June 30, 2017	12.98%	16.57%	12.65%
For the Quarter Ended March 31, 2017	19.63%	16.46%	11.57%
For the Quarter Ended December 31, 2016	28.82%	19.48%	15.76%
For the Quarter Ended September 30, 2016	23.04%	20.18%	17.14%
For the Quarter Ended June 30, 2016	10.09%	17.61%	13.00%
* Includes effect of realized losses on interest rate swaps.

Return on average equity increased by 289 basis points for the quarter ended June 30, 2017 as compared to the same period of 2016. This was primarily due to an increase in our net income by $41 million to $115 million for the quarter ended June 30, 2017 as compared to net income of $74 million for the quarter ended June 30, 2016. Economic net interest income as a percentage of average equity decreased by 104 basis points, driven primarily by higher interest expense related to the increase in LIBOR rates. Core earnings as a percentage of average equity decreased by 35 basis points for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016, which was primarily driven by higher equity balance due to preferred stock issuance.

Financial Condition

Portfolio Review

During the six months ended June 30, 2017, on an aggregate basis, we purchased $4.8 billion of assets, sold $146 million of invested assets, and received $1.3 billion in principal payments related to our Agency, Non-Agency RMBS and loans portfolio.

The following table summarizes certain characteristics of our portfolio at June 30, 2017 and December 31, 2016.

	For the Quarter Ended	For the Year Ended
	June 30, 2017	December 31, 2016
Interest earning assets at period-end (1)	$20,367,857	$16,251,470
Interest bearing liabilities at period-end	$16,030,248	$12,876,124
GAAP Leverage at period-end	4.5:1	4.1:1
GAAP Leverage at period-end (recourse)	1.7:1	1.8:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	6.9%	9.0%
Senior	3.0%	3.9%
Senior, interest only	1.4%	1.9%
Subordinated	2.4%	3.1%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	5.4%	7.6%
Agency MBS	21.0%	27.7%
Residential	13.0%	17.8%
Commercial	7.3%	8.9%
Interest-only	0.7%	1.0%
Loans held for investment	66.7%	55.7%
Fixed-rate percentage of portfolio	88.3%	88.4%
Adjustable-rate percentage of portfolio	11.7%	11.6%
Annualized yield on average interest earning assets for the periods ended	6.2%	6.4%
Annualized cost of funds on average borrowed funds for the periods ended (2)	3.5%	3.0%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at June 30, 2017 and December 31, 2016. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$827,935	$68.97	$78.80	3.4%	7.5%	14.3%	13.4%	20.5%	54.5%	9.4%	$3,308
Senior, interest only	$5,110,786	$5.36	$4.22	1.4%	10.4%	14.7%	14.2%	17.3%	57.6%	0.0%	$—
Subordinated	$646,779	$70.17	$81.69	3.7%	9.1%	14.0%	13.9%	15.6%	50.0%	16.8%	$2,802
Subordinated, interest only	$258,908	$5.13	$4.19	1.1%	11.1%	19.7%	13.6%	12.3%	43.7%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,120,799	$48.70	$80.38	4.9%	21.1%	17.9%	15.9%	17.8%	53.6%	1.5%	$27,408
Agency Mortgage-Backed Securities
Residential	$2,376,069	$105.76	$104.61	3.8%	2.9%	13.6%	17.3%	0.3%	N/A	N/A	$—
Commercial	$1,366,273	$102.65	$101.38	3.6%	3.1%	0.0%	0.1%	1.1%	N/A	N/A	$—
Interest-only	$3,262,811	$3.98	$3.80	0.8%	3.4%	10.4%	14.8%	0.1%	N/A	N/A	$—
Loans held for investment	$13,130,091	$98.17	$101.08	6.5%	5.4%	11.3%	11.8%	3.3%	48.9%	N/A	$28,199
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$884,579	$68.42	$76.17	3.1%	7.4%	12.5%	12.9%	22.4%	57.7%	9.4%	$9,671
Senior, interest only	$5,616,526	$5.16	$4.43	1.4%	11.5%	14.4%	13.7%	18.2%	59.2%	0.0%	$—
Subordinated	$673,259	$70.83	$82.21	3.8%	9.2%	13.5%	14.7%	15.8%	51.7%	15.9%	$6,148
Subordinated, interest only	$266,927	$5.20	$4.50	1.1%	13.5%	10.2%	10.9%	11.7%	56.1%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,338,183	$50.32	$78.78	4.8%	19.7%	14.8%	13.4%	18.8%	56.9%	1.5%	$17,643
Agency Mortgage-Backed Securities
Residential	$2,594,569	$105.78	$104.29	3.9%	3.0%	21.8%	15.9%	0.4%	N/A	N/A	$—
Commercial	$1,331,544	$102.64	$98.91	3.6%	2.9%	0.2%	0.1%	0.0%	N/A	N/A	$—
Interest-only	$3,356,491	$4.53	$4.31	0.8%	3.5%	26.4%	12.9%	0.3%	N/A	N/A	$—
Loans held for investment	$8,868,783	$96.96	$98.85	6.5%	6.0%	11.1%	10.8%	3.8%	45.3%	N/A	$21,803
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(dollars in thousands)
Balance, beginning of period	$648,659	$683,648	$733,060	$769,764	$778,847
Accretion of discount	(42,625)	(43,715)	(44,427)	(44,455)	(42,297)
Purchases	(108)	(3,642)	(33,987)	8,959	(1,001)
Sales and deconsolidation	212	(7,303)	(2,138)	(14,386)	(20,590)
Transfers from/(to) credit reserve, net	21,586	19,671	31,140	13,178	54,805
Balance, end of period	$627,724	$648,659	$683,648	$733,060	$769,764

Liquidity and Capital Resources

General

Liquidity measures our ability to meet cash requirements, including ongoing commitments to repay our borrowings, purchase RMBS, mortgage loans and other assets for our portfolio, pay dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, and proceeds from equity or other securities offerings.

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

To meet our longer term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, as well as proceeds from equity or other securities offerings.

In addition to the principal sources of capital described above, we may enter into warehouse facilities and use longer dated structured repurchase agreements. The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $169 million and $178 million at June 30, 2017 and December 31, 2016, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $9 million from December 31, 2016 to June 30, 2017.

Our operating activities provided net cash of approximately $183 million and $114 million for the six months ended June 30, 2017 and 2016, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. For the six months ended June 30, 2017 and 2016, interest received net of interest paid was $280 million and $265 million, respectively.

Our investing activities used cash of $3.3 billion and $2.0 billion for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, we purchased investments of $4.8 billion, primarily Loans held for investments. This cash used was offset in part by cash received on principal repayments on our Agency MBS, Non-Agency MBS and Loans of $1.3 billion. The purchase activity for the six months ended June 30, 2017 were primarily due to our portfolio re-balancing from interest rate sensitive MBS investments to less interest rate sensitive residential credit assets.

Our financing activities provided cash of $3.2 billion and $1.8 billion for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, we received cash of $3.5 billion from debt issuance, $314 million from our preferred stock Series B offering and $653 million from net proceeds received on repurchase agreements. This cash provided was offset in part by repayment of principal on our securitized debt of $1.1 billion and common dividends paid of $188 million and preferred dividends paid of $17 million.

Our recourse leverage is 1.7:1 and 1.8:1 for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our equity. The decrease in recourse leverage is driven by the sale of higher leverage agency positions to acquire residential mortgage loans.

We believe that our cash balances and liquid Agency portfolio provides an appropriate level of liquidity. Even though we have unrestricted Agency MBS investments, we expect to meet our future cash needs primarily from principal and interest payments on our portfolio and do not anticipate we will need to sell unrestricted Agency MBS investments to meet our liquidity needs. We expect to continue to finance our MBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities, issue debt, or issue equity as a source of cash to fund new purchases.

At June 30, 2017 and December 31, 2016 the remaining maturities on our RMBS repurchase agreements were as follows.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	4,194,962	2,947,604
30 to 59 days	714,705	958,956
60 to 89 days	367,734	407,625
90 to 119 days	220,797	559,533
Greater than or equal to 120 days	755,955	727,185
Total	$6,254,153	$5,600,903

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	23 days	32 days
Non-agency MBS	70 days	98 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At June 30, 2017, and December 31, 2016, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.2% and 5.4%, respectively. At June 30, 2017, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS was 27.7% compared to 33.7% at December 31, 2016. At June 30, 2017, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 1.16% and 3.25%, respectively. At December 31, 2016, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS and Non-Agency MBS were 0.90% and 3.05%, respectively.

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

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. Our average repurchase agreement balance for the quarter ended June 30, 2017 decreased compared to our average repurchase agreement balance for the quarter ended June 30, 2016 due to lower borrowings related to our Agency portfolio. We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End June 30, 2017	$6,092,881	$6,254,153
Quarter End March 31, 2017	$5,800,141	$5,851,204
Quarter End December 31, 2016	$5,699,068	$5,600,903
Quarter End September 30, 2016	$5,869,382	$5,817,519
Quarter End June 30, 2016	$6,863,960	$5,856,263

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2017 and December 31, 2016, the carrying value of our total debt was approximately $16.0 billion and $12.9 billion, respectively, which represented a debt-to-equity ratio for both periods of approximately 4.5:1 and 4.1:1, respectively. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

At June 30, 2017, we had repurchase agreements with 26 counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of June 30, 2017 and December 31, 2016, we had $7.6 billion and $7.0 billion, respectively, of securities pledged against our repurchase agreement obligations.

At June 30, 2017, our repurchase agreements have original maturities ranging from less than 30 days to 456 days and a weighted average original maturity of 94 days. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at June 30, 2017 range from 2 years to 10 years and have a weighted average maturity of approximately 5 years. We use these interest rate derivatives to protect the portfolio from short term changes in interest rates. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of June 30, 2017, we have posted $36 million of cash as collateral to our swap counterparty. We have four swaption counterparties and we have posted $2 million of securities as collateral to our swaption counterparties. We have two futures counterparties, and we have posted $5 million of cash as a collateral to our futures counterparties.

Secured Debt Financing Transactions

During the quarter ended June 30, 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $197 million for $245 million, this transaction resulted in a net loss on the extinguishment of debt of $48 million, which is reflected in earnings for the quarter and six months ended June 30, 2017. As our securitized debt is carried at fair value with changes in fair value reflected in earnings some of this loss was recognized as a realized fair value gain during prior periods.

During the first quarter of 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the six months ended June 30, 2016.

During the six months ended June 30, 2017, the Company acquired controlling interests in several trusts collateralized by seasoned residential subprime mortgage loans. As we held the controlling interest, we consolidated the assets and liabilities, increasing our investments in mortgage loans by $4.5 billion. The investment was financed through a combination of cash raised from issuance of preferred shares, the issuance of Secured debt and repurchase agreements.

Exposure to European Financial Counterparties

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with 6 counterparties as of June 30, 2017 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at June 30, 2017:

June 30, 2017

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	2	$212,027	$10,253	$67,979	0.33%
Netherlands	1	210,997	—	9,889	0.05%
Switzerland	1	1,058,256	—	400,077	1.92%
United Kingdom	2	214,365	—	21,470	0.10%
Total	6	$1,695,645	$10,253	$499,415	2.40%
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At June 30, 2017, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share during the quarter and six months ended June 30, 2017.
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

The Company declared dividends to Series B preferred stockholders of $7 million and $9 million, or $0.50 and $0.68 per preferred share during the quarter and six months ended June 30, 2017.

Other than as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the quarters and six months ended June 30, 2017 and 2016. During the quarters and six months ended June 30, 2017, the Company declared regular dividends to common shareholders of $0.50 and $1.00 per share or $94 million and $188 million, respectively. During the quarters and six months ended June 30, 2016, the Company declared regular dividends to common shareholders of $0.48 and $0.96 per share or $90 million and $180 million, respectively, and a special dividend of $0.50 per share to common shareholders of $94 million.

Restricted Stock Grants

During the first quarter of 2017 and 2016, the Company granted certain of its employees Restricted Stock Units (“RSU”) awards.  RSU awards are designed to reward certain employees of the Company for services provided over the previous year.  The RSU awards vest equally over a three year period beginning one year from the grant date and will fully vest after three years. The RSU awards are valued at the market price of the Company’s common stock on the grant date and the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 112 thousand and 266 thousand RSU awards during the first quarter of 2017 and 2016, with a grant date fair value of $2 million and $3 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the first quarter of 2017 and 2016, the Company granted certain of its employees 144 thousand and 180 thousand Performance Share Units (“PSU”) awards, respectively.  PSU awards are designed to align compensation with the Company’s future performance.  The PSU awards include a three year performance period ending on December 31, 2019 and December 31, 2018, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the stock performance of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions.  Based on the model results, the 144 thousand PSU awards granted during 2017 had a grant date value of $3 million that will cliff vest on December 31, 2019. The 180 thousand PSU awards granted during 2016 had a grant date value of $3 million which will cliff vest on December 31, 2018.

At June 30, 2017 and December 31, 2016, there were approximately 712 thousand and 578 thousand unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2017 and December 31, 2016. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

June 30, 2017
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$6,171,428	$82,725	$—	$—	$6,254,153
Securitized debt, collateralized by Non-Agency RMBS	79,503	54,650	23,318	10,197	167,668
Securitized debt at fair value, collateralized by loans held for investment	1,744,580	2,747,431	2,052,194	2,788,738	9,332,943
Interest expense on RMBS repurchase agreements (1)	25,040	874	—	—	25,914
Interest expense on securitized debt (1)	396,015	639,616	428,306	572,266	2,036,203
Total	$8,416,566	$3,525,296	$2,503,818	$3,371,201	$17,816,881
(1) Interest is based on variable rates in effect as of June 30, 2017.

December 31, 2016
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$5,502,178	$98,725	$—	$—	$5,600,903
Securitized debt, collateralized by Non-Agency RMBS	98,565	82,563	23,854	31,973	236,955
Securitized debt at fair value, collateralized by loans held for investment	1,151,519	1,841,808	1,423,706	2,477,123	6,894,156
Interest expense on RMBS repurchase agreements (1)	32,695	984	—	—	33,679
Interest expense on securitized debt (1)	292,521	518,929	384,928	673,272	1,869,650
Total	$7,077,478	$2,543,009	$1,832,488	$3,182,368	$14,635,343
(1) Interest is based on variable rates in effect as of December 31, 2016.

The unfunded construction loan commitments of $442 million and $521 million as of June 30, 2017 and December 31, 2016, respectively, will primarily be paid within one year of reported periods. We also had an unsettled loan purchase commitment of $605 million which is scheduled to settle in August 2017.

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

Capital Expenditure Requirements

At June 30, 2017 and December 31, 2016, we had no material commitments for capital expenditures.

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

Other Matters

None.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Management believes that the most critical accounting policies and estimates, since these estimates require significant judgment, are interest income and other-than temporary impairment, or OTTI, on Non-Agency RMBS, the determination of the appropriate accounting model for Non-

Agency RMBS, the impact of default and prepayment assumptions on RMBS, and fair value measurements. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2017 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2017
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	4.35%	1.17%
-50 Basis Points	2.53%	0.74%
Base Interest Rate	—	—
+50 Basis Points	(4.71)%	(1.00)%
+100 Basis Points	(11.76)%	(2.15)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2017. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2017
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$512,312	$1,183,699	$—	$18,682,343	$20,378,354
Cash equivalents	168,743	—	—	—	168,743
Total rate sensitive assets	$681,055	$1,183,699	$—	$18,682,343	$20,547,097

Rate sensitive liabilities	4,018,674	5,492,555	—	—	9,511,229
Interest rate sensitivity gap	$(3,337,619)	$(4,308,856)	$—	$18,682,343	$11,035,868

Cumulative rate sensitivity gap	$(3,337,619)	$(7,646,475)	$(7,646,475)	$11,035,868

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(16)%	(37)%	(37)%	54%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of 2017.

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
Date: August 3, 2017

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: August 3, 2017