Form 10-Q
period 2017-09-30
CHIMERA INVESTMENT CORP
filed 2017-11-02
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2017
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2017
Common Stock, $0.01 par value	187,781,029

CHIMERA INVESTMENT CORPORATION

FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2017 (Unaudited) and December 31, 2016 (Derived from the audited consolidated financial statements as of December 31, 2016)	2

Consolidated Statements of Operations (Unaudited) for the quarters and nine months ended September 30, 2017 and 2016	3

Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2017 and 2016	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2017 and 2016	5

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	65

Item 4. Controls and Procedures	69

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	69

Item 1A. Risk Factors	70

Item 6. Exhibits	70

SIGNATURES	71

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$38,055	$177,714
Non-Agency RMBS, at fair value	2,950,348	3,330,063
Agency MBS, at fair value	4,354,872	4,167,754
Loans held for investment, at fair value	13,538,052	8,753,653
Receivable for investment sold	11,235	—
Accrued interest receivable	99,421	79,697
Other assets	172,876	166,350
Derivatives, at fair value, net	22,525	9,677
Total assets (1)	$21,187,384	$16,684,908
Liabilities:
Repurchase agreements ($8.2 billion and $7.0 billion, pledged as collateral, respectively)	$6,709,821	$5,600,903
Securitized debt, collateralized by Non-Agency RMBS ($1.6 billion and $1.8 billion pledged as collateral, respectively)	233,113	334,124
Securitized debt at fair value, collateralized by loans held for investment ($13.0 billion and $8.8 billion pledged as collateral, respectively)	9,683,062	6,941,097
Payable for investments purchased	733,142	520,532
Accrued interest payable	64,280	48,670
Dividends payable	95,000	97,005
Accounts payable and other liabilities	21,331	16,694
Derivatives, at fair value	1,204	2,350
Total liabilities (1)	$17,540,953	$13,561,375

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 and 0 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	—
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,781,000 and 187,739,634 shares issued and outstanding, respectively	1,878	1,877
Additional paid-in-capital	3,825,832	3,508,779
Accumulated other comprehensive income	813,118	718,106
Cumulative earnings	2,860,244	2,443,184
Cumulative distributions to stockholders	(3,854,829)	(3,548,471)
Total stockholders' equity	$3,646,431	$3,123,533
Total liabilities and stockholders' equity	$21,187,384	$16,684,908
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of September 30, 2017 and December 31, 2016, total assets of consolidated VIEs were $14,846,980 and $10,761,954, respectively, and total liabilities of consolidated VIEs were $9,954,437 and $7,302,905, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net interest income:
Interest income (1)	$296,813	$250,953	$836,801	$673,246
Interest expense (2)	140,358	94,911	388,544	241,120
Net interest income	156,455	156,042	448,257	432,126
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(784)	(993)	(4,245)	(8,555)
Portion of loss recognized in other comprehensive income	(10,684)	(10,581)	(39,431)	(34,652)
Net other-than-temporary credit impairment losses	(11,468)	(11,574)	(43,676)	(43,207)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	9,204	27,628	19,902	(51,382)
Realized gains (losses) on terminations of interest rate swaps	—	—	(16,143)	(60,616)
Net realized gains (losses) on derivatives	(7,841)	(14,268)	(28,680)	(58,934)
Net gains (losses) on derivatives	1,363	13,360	(24,921)	(170,932)
Net unrealized gains (losses) on financial instruments at fair value	19,042	32,999	159,047	80,217
Net realized gains (losses) on sales of investments	1	3,079	9,709	7,035
Gains (losses) on extinguishment of debt	(1)	(45)	(48,016)	(1,811)
Total other gains (losses)	20,405	49,393	95,819	(85,491)

Other income:
Other income	—	—	—	95,000
Total other income	—	—	—	95,000

Other expenses:
Compensation and benefits	7,533	6,911	22,759	19,087
General and administrative expenses	4,537	4,332	13,162	13,073
Servicing fees	10,715	9,788	31,193	23,139
Deal expenses	3,357	—	16,054	13,022
Total other expenses	26,142	21,031	83,168	68,321
Income (loss) before income taxes	139,250	172,830	417,232	330,107
Income taxes	18	13	172	65
Net income (loss)	$139,232	$172,817	$417,060	$330,042

Dividend on preferred stock	9,400	—	24,083	—

Net income (loss) available to common shareholders	$129,832	$172,817	$392,977	$330,042

Net income (loss) per share available to common shareholders:
Basic	$0.69	$0.92	$2.09	$1.76
Diluted	$0.69	$0.92	$2.09	$1.76

Weighted average number of common shares outstanding:
Basic	187,779,794	187,729,765	187,773,715	187,727,667
Diluted	188,192,111	187,919,792	188,176,757	187,917,694

Dividends declared per share of common stock	$0.50	$0.48	$1.50	$1.94

(1) Includes interest income of consolidated VIEs of $241,195 and $195,488 for the quarters ended September 30, 2017 and 2016, respectively and interest income of consolidated VIEs of $668,621 and $488,353 for the nine months ended September 30, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $101,856 and $70,715 for the quarters ended September 30, 2017 and 2016, respectively and interest expense of consolidated VIEs of $290,264 and $168,738 for the nine months ended September 30, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Comprehensive income (loss):
Net income (loss)	$139,232	$172,817	$417,060	$330,042
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	21,370	(18,364)	59,114	94,059
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	11,468	11,574	43,676	43,207
Reclassification adjustment for net realized losses (gains) included in net income	(1)	(2,680)	(7,778)	(13,354)
Other comprehensive income (loss)	32,837	(9,470)	95,012	123,912
Comprehensive income (loss) before preferred stock dividends	$172,069	$163,347	$512,072	$453,954
Dividends on preferred stock	$9,400	$—	$24,083	$—
Comprehensive income (loss) available to common stock shareholders	$162,669	$163,347	$487,989	$453,954

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2015	$—	$—	$1,877	$3,366,568	$773,791	$1,891,239	$(3,087,287)	$2,946,188
Net income (loss)	—	—	—	—	—	330,042	—	330,042
Other comprehensive income (loss)	—	—	—	—	123,912	—	—	123,912
Stock based compensation	—	—	—	1,375	—	—	—	1,375
Common dividends declared	—	—	—	—	—	—	(364,717)	(364,717)
Balance, September 30, 2016	$—	$—	$1,877	$3,367,943	$897,703	$2,221,281	$(3,452,004)	$3,036,800

Balance, December 31, 2016	$58	$—	$1,877	$3,508,779	$718,106	$2,443,184	$(3,548,471)	$3,123,533
Net income (loss)	—	—	—	—	—	417,060	—	417,060
Other comprehensive income (loss)	—	—	—	—	95,012	—	—	95,012
Stock based compensation	—	—	1	2,754	—	—	—	2,755
Common dividends declared	—	—	—	—	—	—	(282,275)	(282,275)
Preferred dividends declared	—	—	—	—	—	—	(24,083)	(24,083)
Issuance of preferred stock	—	130	—	314,299	—	—	—	314,429
Balance, September 30, 2017	$58	$130	$1,878	$3,825,832	$813,118	$2,860,244	$(3,854,829)	$3,646,431

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities:
Net income	$417,060	$330,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(17,269)	4,084
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	6,649	(5,769)
Amortization of swaption premium	5,468	5,130
Net unrealized losses (gains) on derivatives	(19,902)	51,382
Margin (paid) received on derivatives	(3,948)	(41,283)
Net unrealized losses (gains) on financial instruments at fair value	(159,047)	(80,217)
Net realized losses (gains) on sales of investments	(9,709)	(7,035)
Net other-than-temporary credit impairment losses	43,676	43,207
(Gain) loss on extinguishment of debt	48,016	1,811
Equity-based compensation expense	2,755	1,375
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(19,738)	(18,081)
Decrease (increase) in other assets	(5,076)	(36,969)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	4,635	3,905
Increase (decrease) in accrued interest payable, net	15,631	12,311
Net cash provided by (used in) operating activities	$309,201	$263,893
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(1,000,336)	$(810,630)
Sales	693,207	2,555,228
Principal payments	332,140	471,657
Non-Agency RMBS portfolio:
Purchases	(7,978)	(160,805)
Sales	5,045	95,399
Principal payments	459,854	402,971
Loans held for investment:
Purchases	(5,835,799)	(4,745,083)
Principal payments	1,298,855	696,281
Net cash provided by (used in) investing activities	$(4,055,012)	$(1,494,982)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$29,079,905	$27,792,856
Payments on repurchase agreements	(27,970,987)	(29,414,676)
Net proceeds from preferred stock offerings	314,429	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	4,159,073	4,180,227
Payments on securitized debt borrowings, collateralized by loans held for investment	(1,564,489)	(773,875)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(103,415)	(146,729)
Common dividends paid	(281,832)	(364,168)
Preferred dividends paid	(26,532)	—
Net cash provided by (used in) financing activities	$3,606,152	$1,273,635
Net increase (decrease) in cash and cash equivalents	(139,659)	42,546
Cash and cash equivalents at beginning of period	177,714	114,062
Cash and cash equivalents at end of period	$38,055	$156,608

Supplemental disclosure of cash flow information:
Interest received	$799,808	$659,249
Interest paid	$366,284	$234,577
Non-cash investing activities:
Payable for investments purchased	$733,142	$578,499
Receivable for investments sold	$11,235	$—
Net change in unrealized gain (loss) on available-for sale securities	$95,012	$123,912

Non-cash financing activities:
Common dividends declared, not yet paid	$95,000	$90,645
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

Income Taxes

The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2017 or December 31, 2016.

Fair Value Disclosure

The Company has elected to account for Agency MBS investments acquired on or after July 1, 2017 under the fair value option. Under the fair value option, these investments will be carried at fair value, with changes in fair value reported in earnings (included as part of “Net unrealized gains (losses) on financial instruments at fair value”). Consistent with all other investments for which the Company has elected the fair value option, the Company will recognize revenue on a prospective basis in accordance with guidance in ASC 325-40.

All Agency MBS investments owned prior to this date will continue to be carried at fair value with changes in fair value reported in other comprehensive income (OCI) as available-for-sale investments. All revenue recognition for these Agency MBS investments owned prior to July 1, 2017 will be in accordance with ASC 310-20.

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

(e) Recent Accounting Pronouncements

Derivatives and Hedging - Targeted improvements to Accounting for Hedging Activities (Topic 815)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted improvements to Accounting for Hedging Activities. This update is issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The guidance in the ASU is effective for the Company as of January 1, 2019. Early adoption is allowed. The Company is not planning to early adopt and is currently evaluating what impact this update will have on the consolidated financial statements.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in residential, commercial and IO Agency MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of September 30, 2017 and December 31, 2016.

		September 30, 2017
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,821,535	$224	$(1,282,801)	$1,538,958	$2,304,611	$765,653	$—	$765,653
Senior, interest-only	4,948,265	267,964	—	267,964	212,662	13,620	(68,922)	(55,302)
Subordinated	531,526	10,764	(188,169)	354,121	421,487	67,430	(64)	67,366
Subordinated, interest-only	256,286	12,968	—	12,968	11,588	860	(2,240)	(1,380)
Agency MBS
Residential	2,316,838	128,388	—	2,445,226	2,428,112	7,606	(24,720)	(17,114)
Commercial	1,774,802	44,913	(4,732)	1,814,983	1,811,950	13,467	(16,500)	(3,033)
Interest-only	3,176,110	121,353	—	121,353	114,810	1,226	(7,769)	(6,543)
Total	$15,825,362	$586,574	$(1,475,702)	$6,555,573	$7,305,220	$869,862	$(120,215)	$749,647

		December 31, 2016
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,190,947	$231	$(1,412,058)	$1,779,120	$2,511,003	$732,133	$(250)	$731,883
Senior, interest-only	5,648,339	292,396	—	292,396	253,539	18,674	(57,531)	(38,857)
Subordinated	673,259	16,352	(212,734)	476,877	553,498	77,857	(1,236)	76,621
Subordinated, interest-only	266,927	13,878	—	13,878	12,024	—	(1,854)	(1,854)
Agency MBS
Residential	2,594,570	149,872	—	2,744,442	2,705,978	11,235	(49,699)	(38,464)
Commercial	1,331,543	37,782	(2,688)	1,366,637	1,316,975	175	(49,837)	(49,662)
Interest-only	3,356,491	152,175	—	152,175	144,800	1,893	(9,268)	(7,375)
Total	$17,062,076	$662,686	$(1,627,480)	$6,825,525	$7,497,817	$841,967	$(169,675)	$672,292

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,383,188	$1,714,592	$1,550,110	$1,742,744
Purchases	8,196	18,316	18,380	60,915
Yield income earned	(66,042)	(69,850)	(202,618)	(141,256)
Reclassification (to) from non-accretable difference	53,884	(29,490)	15,777	(2,031)
Sales and deconsolidation	(17,755)	(12,907)	(20,178)	(39,711)
Balance at end of period	$1,361,471	$1,620,661	$1,361,471	$1,620,661

The table below presents the outstanding principal balance and related amortized cost at September 30, 2017 and December 31, 2016 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	September 30, 2017	December 31, 2016
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$2,910,151	$3,550,698
End of period	$2,772,746	$3,138,265
Amortized cost:
Beginning of period	$1,546,656	$1,958,726
End of period	$1,449,531	$1,695,079

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d) of 2016, Form 10-K.

			September 30, 2017
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$—	$—	—	$—	$—	—	$—	$—	—
Senior, interest-only	82,130	(15,487)	54	73,232	(53,435)	93	155,362	(68,922)	147
Subordinated	5,353	(64)	7	—	—	1	5,353	(64)	8
Subordinated, interest-only	574	(331)	2	4,220	(1,909)	2	4,794	(2,240)	4
Agency MBS
Residential	1,932,140	(17,187)	95	234,050	(7,533)	11	2,166,190	(24,720)	106
Commercial	876,181	(15,291)	241	30,311	(1,209)	1	906,492	(16,500)	242
Interest-only	29,250	(1,003)	12	58,031	(6,766)	21	87,281	(7,769)	33
Total	$2,925,628	$(49,363)	411	$399,844	$(70,852)	129	$3,325,472	$(120,215)	540

			December 31, 2016
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$12,384	$(250)	3	$—	$—	—	$12,384	$(250)	3
Senior, interest-only	96,399	(13,600)	62	78,516	(43,931)	86	174,915	(57,531)	148
Subordinated	56,015	(412)	7	2,826	(824)	4	58,841	(1,236)	11
Subordinated, interest-only	748	(230)	2	11,276	(1,624)	3	12,024	(1,854)	5
Agency MBS
Residential	2,338,910	(48,084)	106	54,943	(1,615)	1	2,393,853	(49,699)	107
Commercial	1,247,923	(45,802)	646	51,733	(4,035)	46	1,299,656	(49,837)	692
Interest-only	63,506	(2,170)	20	52,963	(7,098)	16	116,469	(9,268)	36
Total	$3,815,885	$(110,548)	846	$252,257	$(59,127)	156	$4,068,142	$(169,675)	1002

At September 30, 2017, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2017.

Gross unrealized losses on the Company’s Agency residential and commercial MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $37 million and $100 million as of September 30, 2017 and December 31, 2016, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2017 and December 31, 2016, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $45 thousand and $485 thousand at September 30, 2017 and December 31, 2016, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and nine months ended September 30, 2017 and 2016 are presented below.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Total other-than-temporary impairment losses	$(784)	$(993)	$(4,245)	$(8,555)
Portion of loss recognized in other comprehensive income (loss)	(10,684)	(10,581)	(39,431)	(34,652)
Net other-than-temporary credit impairment losses	$(11,468)	$(11,574)	$(43,676)	$(43,207)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Cumulative credit loss beginning balance	$571,639	$546,187	$556,485	$529,112
Additions:
Other-than-temporary impairments not previously recognized	—	6,184	12,399	17,137
Reductions for securities sold or deconsolidated during the period	(4,965)	(2,630)	(12,405)	(6,890)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	11,468	5,390	29,302	26,069
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(3,241)	(1,494)	(10,880)	(11,791)
Cumulative credit impairment loss ending balance	$574,901	$553,637	$574,901	$553,637

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS for the periods reported are summarized as follows:

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Loss Severity
Weighted Average	67%	59%
Range	28% - 89%	25% - 85%
60+ days delinquent
Weighted Average	21%	21%
Range	11% - 27%	0% - 40%
Credit Enhancement (1)
Weighted Average	15%	29%
Range	0% - 50%	0% - 100%
3 Month CPR
Weighted Average	13%	5%
Range	2% - 24%	0% - 19%
12 Month CPR
Weighted Average	13%	4%
Range	4% - 19%	0% - 21%
(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at September 30, 2017 and December 31, 2016. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At September 30, 2017, IO MBS had a net unrealized loss of $63 million and had an amortized cost of $402 million. At December 31, 2016, IO MBS had a net unrealized loss of $48 million and had an amortized cost of $458 million. The fair value of IOs at September 30, 2017 and December 31, 2016 was $339 million and $410 million, respectively. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations.

		September 30, 2017
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$765,653	$—	$765,653	$—	$—	$—
Senior, interest-only	—	13,620	13,620	—	(68,922)	(68,922)
Subordinated	63,348	4,082	67,430	(45)	(19)	(64)
Subordinated, interest-only	—	860	860	—	(2,240)	(2,240)
Agency MBS
Residential	7,606	—	7,606	(22,263)	(2,457)	(24,720)
Commercial	13,339	128	13,467	(14,520)	(1,980)	(16,500)
Interest-only	—	1,226	1,226	—	(7,769)	(7,769)
Total	$849,946	$19,916	$869,862	$(36,828)	$(83,387)	$(120,215)

		December 31, 2016
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$732,133	$—	$732,133	$(250)	$—	$(250)
Senior, interest-only	—	18,674	18,674	—	(57,531)	(57,531)
Subordinated	74,584	3,273	77,857	(235)	(1,001)	(1,236)
Subordinated, interest-only	—	—	—	—	(1,854)	(1,854)
Agency MBS
Residential	11,235	—	11,235	(49,699)	—	(49,699)
Commercial	175	—	175	(49,837)	—	(49,837)
Interest-only	—	1,893	1,893	—	(9,268)	(9,268)
Total	$818,127	$23,840	$841,967	$(100,021)	$(69,654)	$(169,675)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,821,535	$54.54	$81.68	4.4%	16.7%
Senior, interest-only	4,948,265	5.42	4.30	1.4%	7.8%
Subordinated	531,526	66.62	79.30	4.1%	9.2%
Subordinated, interest-only	256,286	5.06	4.52	1.0%	8.4%
Agency MBS
Residential pass-through	2,316,838	105.54	104.80	3.8%	2.9%
Commercial pass-through	1,774,802	102.26	102.09	3.6%	3.2%
Interest-only	3,176,110	3.82	3.61	0.7%	3.5%
(1) Bond Equivalent Yield at period end.

	December 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,190,947	$55.76	$78.69	4.3%	15.5%
Senior, interest-only	5,648,339	5.18	4.49	1.5%	11.7%
Subordinated	673,259	70.83	82.21	3.8%	9.2%
Subordinated, interest-only	266,927	5.20	4.50	1.1%	13.5%
Agency MBS
Residential pass-through	2,594,570	105.78	104.29	3.9%	3.0%
Commercial pass-through	1,331,543	102.64	98.91	3.6%	2.9%
Interest-only	3,356,491	4.53	4.31	0.8%	3.5%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
AAA	0.3%	0.3%
AA	0.3%	0.3%
A	0.6%	0.7%
BBB	0.4%	0.7%
BB	2.9%	3.0%
B	2.1%	3.9%
Below B	62.4%	67.2%
Not Rated	31.0%	23.9%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2017 and December 31, 2016 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	September 30, 2017
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$5,611	$757,644	$881,904	$659,452	$2,304,611
Senior interest-only	113	55,264	72,087	85,198	212,662
Subordinated	—	83,242	183,777	154,468	421,487
Subordinated interest-only	—	133	11,455	—	11,588
Agency MBS
Residential	—	32,666	2,395,446	—	2,428,112
Commercial	—	46,263	16,817	1,748,870	1,811,950
Interest-only	—	82,985	27,122	4,703	114,810
Total fair value	$5,724	$1,058,197	$3,588,608	$2,652,691	$7,305,220
Amortized cost
Non-Agency RMBS
Senior	$5,457	$549,443	$563,522	$420,536	$1,538,958
Senior interest-only	1,301	78,615	91,461	96,587	267,964
Subordinated	—	67,164	152,048	134,909	354,121
Subordinated interest-only	—	152	12,816	—	12,968
Agency MBS
Residential	—	33,035	2,412,191	—	2,445,226
Commercial	—	47,639	17,216	1,750,128	1,814,983
Interest-only	—	87,733	29,200	4,420	121,353
Total amortized cost	$6,758	$863,781	$3,278,454	$2,406,580	$6,555,573

	December 31, 2016
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$25,612	$508,979	$1,267,000	$709,412	$2,511,003
Senior interest-only	417	37,796	115,780	99,546	253,539
Subordinated	—	94,793	238,630	220,075	553,498
Subordinated interest-only	—	—	12,024	—	12,024
Agency MBS
Residential	—	429,869	2,276,109	—	2,705,978
Commercial	—	47,354	16,833	1,252,788	1,316,975
Interest-only	—	75,863	63,715	5,222	144,800
Total fair value	$26,029	$1,194,654	$3,990,091	$2,287,043	$7,497,817
Amortized cost
Non-Agency RMBS
Senior	$21,423	$403,250	$868,624	$485,823	$1,779,120
Senior interest-only	1,992	50,252	134,642	105,510	292,396
Subordinated	—	76,287	195,538	205,052	476,877
Subordinated interest-only	—	—	13,878	—	13,878
Agency MBS
Residential	—	438,270	2,306,172	—	2,744,442
Commercial	—	49,027	17,247	1,300,363	1,366,637
Interest-only	—	77,598	69,333	5,244	152,175
Total amortized cost	$23,415	$1,094,684	$3,605,434	$2,101,992	$6,825,525

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At September 30, 2017 and December 31, 2016, 69% and 68% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At September 30, 2017 and December 31, 2016, 11% and 14% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
Weighted average maturity (years)		20.9		21.6
Weighted average amortized loan to value (1)		65.1%		66.5%
Weighted average FICO (2)		674		675
Weighted average loan balance (in thousands)		$320		$319
Weighted average percentage owner occupied		83.9%		83.2%
Weighted average percentage single family residence		65.7%		65.8%
Weighted average current credit enhancement		2.2%		2.3%
Weighted average geographic concentration of top four states	CA	32.0%	CA	32.1%
	NY	8.4%	FL	8.1%
	FL	8.2%	NY	7.9%
	NJ	2.7%	NJ	2.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2017 and December 31, 2016.

Origination Year	September 30, 2017	December 31, 2016
2003 and prior	3.6%	3.6%
2004	4.8%	4.2%
2005	19.7%	20.2%
2006	39.8%	38.0%
2007	29.6%	31.3%
2008	1.7%	1.8%
2009 and later	0.8%	0.9%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and nine months ended September 30, 2017 and 2016 are as follows:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Proceeds from sales	$598,752	$58,036	$772,496	$2,697,239

Gross realized gains	6,902	3,622	17,468	16,798
Gross realized losses	(6,901)	(543)	(7,759)	(9,763)
Net realized gain (loss)	$1	$3,079	$9,709	$7,035

Included in the gross realized gains for the quarter and nine months ended September 30, 2017 in the table above are exchanges of securities with a fair value of $36 million and $63 million, respectively. The Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $4 million and $9 million, respectively, reflected in earnings for the quarter and nine months ended September 30, 2017. For the quarter and nine months ended September 30, 2016, the fair value of these exchanges of securities was $30 million and $47 million and resulted in a realized gain of $2 million and $1 million, respectively.

4. Loans Held for Investment

The Loans held for investment is comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At September 30, 2017, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investments was $13.1 billion and $8.6 billion as of September 30, 2017 and December 31, 2016, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at September 30, 2017 and December 31, 2016:

	For the Nine Months Ended	For the Year Ended
	September 30, 2017	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$8,753,653	$4,768,416
Purchases	5,835,799	4,897,370
Principal paydowns	(1,298,856)	(1,022,414)
Sales and settlements	2,942	5,007
Net periodic accretion (amortization)	(27,310)	(41,363)
Change in fair value	271,824	146,637
Balance, end of period	$13,538,052	$8,753,653

The primary cause of the change in fair value is due to changes in credit risk of the portfolio.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following years:

Origination Year	September 30, 2017	December 31, 2016
2002 and prior	7.7%	8.9%
2003	6.9%	5.2%
2004	15.3%	11.9%
2005	20.9%	20.5%
2006	21.8%	22.0%
2007	18.8%	20.9%
2008	5.9%	6.5%
2009	0.6%	0.6%
2010 and later	2.1%	3.5%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Number of loans		147,340		95,155
Weighted average maturity (years)		18.8		19.8
Weighted average loan to value (1)		87.9%		86.9%
Weighted average FICO (1)		629		627
Weighted average loan balance (in thousands)		$90		$93
Weighted average percentage owner occupied		94.0%		96.6%
Weighted average percentage single family residence		85.0%		85.0%
Weighted average geographic concentration of top five states	CA	9.2%	CA	10.0%
	FL	7.1%	FL	6.7%
	OH	6.2%	OH	6.5%
	PA	5.6%	VA	5.9%
	VA	5.4%	NC	5.1%
(1) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at September 30, 2017 and December 31, 2016.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal/Notional
	(dollars in thousands)
September 30, 2017	$462,865	$157,872	$294,458	$230,435	$172,129	$30,306	$1,348,065	$13,327,252
% of Unpaid Principal/Notional	3.5%	1.2%	2.2%	1.7%	1.3%	0.2%	10.1%

December 31, 2016	$363,899	$140,495	$190,991	$207,364	$203,265	$40,709	$1,146,723	$8,868,783
% of Unpaid Principal/Notional	4.1%	1.6%	2.2%	2.3%	2.3%	0.5%	12.9%

The fair value of residential mortgage loans 90 days or more past due was $591 million and $449 million as of September 30, 2017 and December 31, 2016, respectively.

Real estate owned

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at September 30, 2017 and December 31, 2016 was $10 million and $13 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At September 30, 2017, four investment holdings with an internally developed fair value of $21 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $17 million lower than the third party prices provided of $38 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at September 30, 2017 in excess of the derived predetermined threshold for the period. At December 31, 2016, ten investment holdings with an internally developed fair value of $123 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $16 million higher than the third party prices provided of $107 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices.

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

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $224 million and $266 million as of September 30, 2017 and December 31, 2016. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $115 million and $145 million as of September 30, 2017 and December 31, 2016. Interest income on all IO MBS securities was $7 million and $10 million for the quarters ended September 30, 2017 and 2016, respectively. Interest income reported on all IO MBS securities was $24 million and $32 million for the nine months ended September 30, 2017 and 2016, respectively.

Agency MBS:

The Company has elected to account for Agency MBS investments acquired on or after July 1, 2017 under the fair value option. Under the fair value option, these investments will be carried at fair value, with changes in fair value reported in earnings (included as part of “Net unrealized gains (losses) on financial instruments at fair value”). Consistent with all other investments for which the Company has elected the fair value option, the Company will recognize revenue on a prospective basis in accordance with guidance in ASC 325-40.

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

Changes in fair value are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings was $15 million and $19 million as of September 30, 2017 and December 31, 2016, respectively.

The table below shows the unpaid principal, fair value and impact of change in fair value on each of the financial instruments carried with fair value option as of September 30, 2017 and 2016, respectively:

	September 30, 2017
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	14,761	2,678	1,791
Senior, interest-only	4,948,265	212,662	1,784	(16,446)
Subordinated, interest-only	256,286	11,588	1,048	475
Agency MBS
Residential Pass-through	$586,030	$614,758	$(2,457)	$(2,457)
Commercial Pass-through	407,943	410,013	(1,852)	(1,852)
Interest-only	3,176,110	114,810	(779)	831
Loans held for investment, at fair value	13,327,252	13,538,052	57,114	271,824
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	9,622,994	9,683,062	(38,494)	(95,120)

	September 30, 2016
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	20,671	8,257	7,551
Senior, interest-only	5,733,457	291,526	2,214	22,332
Subordinated, interest-only	269,868	13,498	1,289	3,288
Agency MBS
Residential Pass-through	$—	$—	$—	$—
Commercial Pass-through	—	—	—	—
Interest-only	3,474,731	157,088	(345)	430
Loans held for investment, at fair value	9,030,908	8,909,037	68,508	113,646
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	7,334,475	7,191,462	(46,923)	(67,029)

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

At September 30, 2017, the internally developed fair values of loan pools of $380 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $6 million lower than the third party prices provided of $386 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. At December 31, 2016, the internally developed fair values of loan pools of $1.60 billion had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $50 million higher than the third party prices provided of $1.55 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at September 30, 2017 and December 31, 2016 in excess of the derived predetermined threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve management judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Loans collateralized by jumbo, prime residential mortgages:

The loans collateralized by jumbo, prime residential mortgages are carried at fair value. The loans are held as part of a consolidated Collateralized Financing Entity (“CFE”). A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the loans collateralized by jumbo, prime residential mortgages is based on the fair value of the financial liabilities. See discussion of the fair value of Securitized Debt, collateralized by Loans Held for Investment at fair value below.

As the more observable financial liabilities are considered level 3 in the fair value hierarchy, the Loans collateralized by jumbo, prime residential mortgages are also level 3 in the fair value hierarchy.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2017 and December 31, 2016 are presented below.

	September 30, 2017
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,950,348	$—	$2,950,348
Agency MBS, at fair value	—	4,354,872	—	—	4,354,872
Loans held for investment, at fair value	—	—	13,538,052	—	13,538,052
Derivatives	4,864	22,771	—	(5,110)	22,525

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(9,683,062)	—	(9,683,062)
Derivatives	—	(6,314)	—	5,110	(1,204)
Total	$4,864	$4,371,329	$6,805,338	$—	$11,181,531

	December 31, 2016
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	3,330,063	$—	$3,330,063
Agency MBS, at fair value	—	4,167,754	—	—	4,167,754
Loans held for investment, at fair value	—	—	8,753,653	—	8,753,653
Derivatives	1,785	22,327	—	(14,435)	9,677

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(6,941,097)	—	(6,941,097)
Derivatives	—	(17,225)	—	14,875	(2,350)
Total	$1,785	$4,172,856	$5,142,619	$440	$9,317,700

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at September 30, 2017 and December 31, 2016.

Fair Value Reconciliation, Level 3
	For the Nine Months Ended, September 30, 2017
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3 assets	$3,330,063	$8,753,653	$(6,941,097)
Transfers in to Level 3 assets	6,112	—	—
Transfers out of Level 3 assets	—	—	—
Purchases	71,116	5,835,799	(4,159,073)
Principal payments	(459,854)	(1,298,856)	1,319,120
Sales and Settlements	(68,164)	2,942	245,369
Accretion (amortization) of purchase discounts	92,201	(27,310)	(4,247)
Gains (losses) included in net income
Other than temporary credit impairment losses	(41,702)	—	—
Realized gains (losses) on sales and settlements	12,031	—	(48,014)
Net unrealized gains (losses) included in income	(14,179)	271,824	(95,120)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	22,724	—	—
Ending balance Level 3 assets	$2,950,348	$13,538,052	$(9,683,062)

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2016
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3 assets	$3,675,841	$4,768,416	$(3,720,496)
Transfers in to Level 3 assets	—	—	—
Transfers out of Level 3 assets	—	—	—
Purchases	257,914	4,897,370	(4,797,255)
Principal payments	(532,696)	(1,022,414)	1,059,854
Sales and Settlements	(149,938)	5,007	608,816
Accretion (amortization) of purchase discounts	120,638	(41,363)	(2,128)
Gains (losses) included in net income
Other than temporary credit impairment losses	(57,986)	—	—
Realized gains (losses) on sales and settlements	13,761	—	(122)
Net unrealized gains (losses) included in income	3,173	146,637	(89,766)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(644)	—	—
Ending balance Level 3 assets	$3,330,063	$8,753,653	$(6,941,097)

There were no transfers to or from Level 3 for the quarter ended September 30, 2017. There were $6 million of IOs transferred to Level 3 and no transfers out from Level 3, during the nine months ended September 30, 2017. There were no transfers to or from Level 3 for the year ended December 31, 2016. The primary cause of the changes in fair value of the loans and the securitized debt are due to changes in credit risk of the portfolio.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of September 30, 2017 and December 31, 2016 follows:

	September 30, 2017				December 31, 2016
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	4.6%	1% -45%	0% -60%	35% -95%	5.4%	1% -35%	0% -22%	35% -95%
Senior interest-only	11.8%	4% -28%	0% -64%	35% -95%	12.5%	3% -30%	0% -22%	35% -95%
Subordinated	5.9%	1% -20%	0% -21%	35% -77%	6.2%	1% -25%	0% -18%	0% -79%
Subordinated interest-only	10.9%	10% -18%	0% -11%	35% -59%	13.2%	6% -15%	0% -11%	35% -76%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of September 30, 2017 and December 31, 2016 follows:

		September 30, 2017				December 31, 2016
		Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR Range	CDR Range	Loss Severity Range	Weighted Average Discount Rate	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	4.1%	1% - 22%	0% - 30%	35% - 70%	4.0%	1% - 35%	0% - 30%	35% - 65%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of September 30, 2017 and December 31, 2016 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized by seasoned subprime mortgages at fair value as of September 30, 2017 and December 31, 2016 follows:

	September 30, 2017	December 31, 2016
Factor:
Coupon
Base Rate	4.7%	5.2%
Actual	7.0%	7.1%

FICO
Base Rate	634	632
Actual	626	621

Loan-to-value (LTV)
Base Rate	89%	87%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	94%	97%
Investor	2%	2%
Secondary	4%	1%
Property Type
Single family	86%	86%
Manufactured housing	5%	6%
Multi-family/mixed use/other	9%	8%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

	September 30, 2017
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	6,709,821	6,727,850
Securitized debt, collateralized by Non-Agency RMBS	3	233,113	221,567

	December 31, 2016
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	5,600,903	5,619,385
Securitized debt, collateralized by Non-Agency RMBS	3	334,124	324,261

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of September 30, 2017 and December 31, 2016 were:

	September 30, 2017	December 31, 2016
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$3,096,233	$3,087,734
Non-agency MBS and Loans held for investment (in thousands)	3,613,588	2,513,169
Total:	$6,709,821	$5,600,903

Average balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$3,129,569	$4,159,651
Non-agency MBS and Loans held for investment (in thousands)	2,983,319	2,322,683
Total:	$6,112,888	$6,482,334

Average borrowing rate of Repurchase agreements secured by:
Agency MBS	1.39%	0.90%
Non-agency MBS and Loans held for investment	3.25%	3.05%

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	21 Days	32 Days
Non-agency MBS and Loans held for investment	73 Days	98 Days

Average original maturity of Repurchase agreements secured by:
Agency MBS	76 Days	112 Days
Non-agency MBS and Loans held for investment	109 Days	155 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$3,332,640	$3,334,245
Non-agency MBS and Loans held for investment (in thousands)	4,817,669	3,699,621
Total:	$8,150,309	$7,033,866

At September 30, 2017 and December 31, 2016, the repurchase agreements collateralized by MBS and Loans held for investment had the following remaining maturities.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	3,777,160	2,947,604
30 to 59 days	1,591,370	958,956
60 to 89 days	330,186	407,625
90 to 119 days	28,798	559,533
Greater than or equal to 120 days	982,307	727,185
Total	$6,709,821	$5,600,903

At September 30, 2017, the Company had an amount at risk with Credit Suisse of 11% of its equity related to the collateral posted on repurchase agreements. As of September 30, 2017 the weighted average maturity of the repurchase agreements with Credit Suisse was 77 days and the amount at risk was $404 million. At December 31, 2016, the Company had an amount at risk with Nomura Securities Company Limited of 10% of its equity related to the collateral posted on repurchase agreements. As of December 31, 2016, the weighted average maturity of the repurchase agreements with Nomura Securities Company Limited was 104 days and the amount at risk was $320 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of September 30, 2017 and December 31, 2016.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2017 and December 31, 2016 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $247 million and $350 million, respectively. At September 30, 2017 and December 31, 2016, the debt carried a weighted average cost of financing equal to 5.88% and 5.21%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the quarter ended September 30, 2017, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $166 thousand for $167 thousand. This transaction resulted in a net loss on the extinguishment of debt of $1 thousand, which is reflected in earnings for the quarter and nine months ended September 30, 2017.

During the quarter ended September 30, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $4 million for $4 million. This transaction resulted in a net loss on the extinguishment of debt of $45 thousand. This loss is reflected in earnings for the quarter and nine months ended September 30, 2016.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at September 30, 2017 and December 31, 2016, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Within One Year	$62,165	$98,565
One to Three Years	50,055	82,563
Three to Five Years	21,013	23,854
Greater Than Five Years	5,913	31,973
Total	$139,146	$236,955

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2017 and December 31, 2016 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $9.6 billion and $7.1 billion, respectively. At September 30, 2017 and December 31, 2016 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 4.14% and 3.99% respectively. The debt matures between the years 2021 and 2065.

The Company did not acquire any securitized debt collateralized by loans during the quarters ended September 30, 2017 and 2016. During the second quarter of 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $197 million for $245 million. This transaction resulted in a net loss on the extinguishment of debt of $48 million, which is reflected in earnings for the nine months ended September 30, 2017. As the Company's securitized debt is carried at fair value with changes in fair value reflected in earnings some of this loss was recognized during prior periods. During the first quarter of 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the nine months ended September 30, 2016.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at September 30, 2017 and December 31, 2016, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Within One Year	$1,856,397	$1,151,519
One to Three Years	2,907,977	1,841,808
Three to Five Years	2,163,866	1,423,706
Greater Than Five Years	2,630,039	2,477,123
Total	$9,558,279	$6,894,156

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by year at September 30, 2017.

September 30, 2017
(dollars in thousands)
Year	Principal
2017	$811,395
2018	1,002,614
2019	416,722
2020	4,232,520
2021	2,961,293
Total	$9,424,544

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of September 30, 2017, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $14.8 billion and liabilities with a carrying value of $10.0 billion. As of December 31, 2016, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $10.8 billion of and liabilities with a carrying value of $7.3 billion.

During the nine months ended September 30, 2017, the Company acquired approximately $5.3 billion unpaid principal balance (excluding $550 million of loans held by a subsidiary of the Company) of seasoned residential subprime mortgage loans. The Company sold these loans to multiple real estate mortgage investment conduit trusts (the “Trusts”). The Company purchased certain subordinate notes and trust certificates of the Trusts. The Company evaluated the Trusts and determined that the total equity investment at risk is not sufficient to permit these trusts to finance its activities without additional subordinated financial support provided by another party. Therefore, the Company concluded that the Trusts were VIEs. The Company further determined that their interests in the Trusts gave the Company the power to direct the activity of these VIEs that most significantly impacted the Company's economic performance of the VIEs. As the Company concluded that it was the primary beneficiary of the Trusts, the Company consolidated the assets and liabilities of the Trusts. All intercompany balances and transactions are eliminated in consolidation.

The consolidation of these Trusts resulted in the addition of the following amounts, net of eliminations, at the time of acquisition.

Consolidated Trusts
(dollars in thousands)
Assets:
Loans held for investment, at fair value	$5,353,955
Other Assets	36,795

Liabilities:
Securitized debt at fair value (1)	$4,171,458
(1) After the elimination of intercompany balances.

As sponsor of the Trusts, the Company has retained an eligible horizontal retained interest consisting of the Class B and Class C notes in the Trusts in order to satisfy the U.S. risk retention rules (the “Required Credit Risk”). The U.S. risk retention rules impose limitations on the ability of the Company to dispose of or hedge the Required Credit Risk until the later of (i) the fifth anniversary of the closing date of the securitization transactions (the “Closing Date”) and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the Closing Date, but in any event no longer than the seventh anniversary of the Closing Date. These investments have been eliminated in consolidation of the Trusts as of September 30, 2017.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$1,646,762	$1,842,080
Loans held for investment, at fair value	13,011,319	8,753,653
Accrued interest receivable	76,327	57,153
Other assets	112,572	109,068
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$233,113	$334,124
Securitized debt at fair value, collateralized by loans held for investment	9,683,062	6,941,097
Accrued interest payable	34,650	24,942
Other liabilities	3,612	2,742

Income, OTTI and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	September 30, 2017	September 30, 2016
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$241,195	$195,488
Interest expense, Non-recourse liabilities of VIEs	101,856	70,715
Net interest income	$139,339	$124,773

Total other-than-temporary impairment losses	$(668)	$(21)
Portion of loss recognized in other comprehensive income (loss)	(10,108)	(4,599)
Net other-than-temporary credit impairment losses	$(10,776)	$(4,620)

Servicing fees	$10,492	$9,788

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$668,621	$488,353
Interest expense, Non-recourse liabilities of VIEs	290,264	168,738
Net interest income	$378,357	$319,615

Total other-than-temporary impairment losses	$(1,777)	$(866)
Portion of loss recognized in other comprehensive income (loss)	(35,720)	(31,925)
Net other-than-temporary credit impairment losses	$(37,497)	$(32,791)

Servicing fees	$30,970	$23,139

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2017, ranged from less than $1 million to $51 million, with an aggregate amount of $1.3 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2016, ranged from less than $1 million to $51 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.2 billion and $1.4 billion at September 30, 2017 and December 31, 2016, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2017 and December 31, 2016.

		September 30, 2017
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$3,373,400	Derivatives, at fair value, net	$15,254	Derivatives, at fair value, net	$—
Swaptions	482,000	Derivatives, at fair value, net	2,407	Derivatives, at fair value, net	(1,204)
Treasury Futures	619,700	Derivatives, at fair value, net	4,864	Derivatives, at fair value, net	—
Total	$4,475,100		$22,525		$(1,204)

		December 31, 2016
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,396,900	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	624,000	Derivatives, at fair value, net	7,892	Derivatives, at fair value, net	(2,350)
Treasury Futures	619,700	Derivatives, at fair value, net	1,785	Derivatives, at fair value, net	—
Total	$2,640,600		$9,677		$(2,350)

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives For the Quarters Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2017	September 30, 2016
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$5,001	$13,395
Interest Rate Swaps	Net realized gains (losses) on derivatives	(3,491)	(4,595)
Treasury Futures	Net unrealized gains (losses) on derivatives	3,467	12,149
Treasury Futures	Net realized gains (losses) on derivatives	(3,267)	(7,823)
Swaptions	Net unrealized gains (losses) on derivatives	736	2,084
Swaptions	Net realized gains (losses) on derivatives	(1,083)	(1,850)
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	—
Other Derivative Assets	Net realized gains (losses) on derivatives	—	—
Total		$1,363	$13,360

		Net gains (losses) on derivatives For the Nine Months Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2017	September 30, 2016
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$15,694	$(36,840)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(27,222)	(84,571)
Treasury Futures	Net unrealized gains (losses) on derivatives	3,079	(4,259)
Treasury Futures	Net realized gains (losses) on derivatives	(12,268)	(28,797)
Swaptions	Net unrealized gains (losses) on derivatives	1,129	(10,283)
Swaptions	Net realized gains (losses) on derivatives	(5,333)	(5,615)
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	—
Other Derivative Assets	Net realized gains (losses) on derivatives	—	(567)
Total		$(24,921)	$(170,932)
(1) Includes loss on termination of interest rate swap of $16 million and $61 million for the nine months ended September 30, 2017 and 2016, respectively.

There were no swap terminations for the quarters ended September 30, 2017 and 2016. The Company paid $16 million to terminate interest rate swaps with a notional value of $250 million during the nine months ended September 30, 2017. The terminated swaps had original maturities ranging from 2024 to 2034. The Company paid $61 million to terminate interest rate swaps with a notional value of $3.3 billion during the nine months ended September 30, 2016. The terminated swaps had original maturities ranging from 2017 to 2034. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2017 was 1.71% and the weighted average receive rate was 1.39%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2016 was 2.13% and the weighted average receive rate was 0.90%. The weighted average maturity on the Company’s interest rate swaps at September 30, 2017 and December 31, 2016 was 5 years and 8 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net asset position at September 30, 2017 is approximately $6 million including accrued interest, which represents the maximum amount the Company would receive upon termination, which is fully collateralized.

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

The Company declared dividends to Series B preferred stockholders of $7 million and $15 million, or $0.50 and $1.18 per preferred share during the quarter and nine months ended September 30, 2017.

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
The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share during the quarter and nine months ended September 30, 2017.
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

The Company did not repurchase any shares during the quarter and nine months ended September 30, 2017, and has $100 million in its share repurchase program that may be used to repurchase shares in the future.

During the quarters and nine months ended September 30, 2017, the Company declared regular dividends to common shareholders of $0.50 and $1.50 per share or $94 million and $282 million, respectively. During the quarters and nine months ended September 30, 2016, the Company declared regular dividends to common shareholders of $0.48 and $1.44 per share or$91 million and $271 million, respectively, and a special dividend of $0.50 per share to common shareholders of $94 million.

Earnings per share for the quarters and nine months ended September 30, 2017, and 2016, respectively, are computed as follows:

	For the Quarters Ended
	September 30, 2017	September 30, 2016
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$129,832	$172,817
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$129,832	$172,817

Denominator:
Weighted average basic shares	187,779,794	187,729,765
Effect of dilutive securities	412,317	190,027
Weighted average dilutive shares	188,192,111	187,919,792

Net income per average share attributable to common stockholders - Basic	$0.69	$0.92
Net income per average share attributable to common stockholders - Diluted	$0.69	$0.92

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$392,977	$330,042
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$392,977	$330,042

Denominator:
Weighted average basic shares	187,773,715	187,727,667
Effect of dilutive securities	403,042	190,027
Weighted average dilutive shares	188,176,757	187,917,694

Net income per average share attributable to common stockholders - Basic	$2.09	$1.76
Net income per average share attributable to common stockholders - Diluted	$2.09	$1.76

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the nine months ended September 30, 2017 and 2016:

	September 30, 2017
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2016	$718,106	$718,106
OCI before reclassifications	59,114	59,114
Amounts reclassified from AOCI	35,898	35,898
Net current period OCI	95,012	95,012
Balance as of September 30, 2017	$813,118	$813,118

	September 30, 2016
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2015	$773,791	$773,791
OCI before reclassifications	94,059	94,059
Amounts reclassified from AOCI	29,853	29,853
Net current period OCI	123,912	123,912
Balance as of September 30, 2016	$897,703	$897,703

The following table presents the details of the reclassifications from AOCI for the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$7,778	$13,354	Net realized gains (losses) on sales of investments
	(43,676)	(43,207)	Net other-than-temporary credit impairment losses
	$(35,898)	$(29,853)	Income before income taxes
	—	—	Income taxes
	$(35,898)	$(29,853)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015) (the “Incentive Plan”), directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting between two and ten years depending on the award, after which time the awards fully vest. During the vesting period, these shares may not be sold. There were approximately 6 million shares available for future grants under the Incentive Plan as of September 30, 2017.

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

The Company recognized stock based compensation expenses of $1 million and $620 thousand for the quarters ended September 30, 2017, and 2016, respectively. For the nine months ended September 30, 2017, and 2016, the stock based compensation expenses were $3 million and $1 million, respectively.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $18,000 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expense related to the Company’s qualified plan for the quarters ended September 30, 2017 and 2016 was $84 thousand and $78 thousand, respectively. For the nine months ended September 30, 2017 and 2016, the 401(k) expense related to the Company's qualified plan was $299 thousand and $292 thousand, respectively.

13. Income Taxes

For the quarter ended September 30, 2017 and the year ended December 31, 2016, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the nine months ended September 30, 2017 and year ended December 31, 2016.

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

The Company’s 2016, 2015 and 2014 federal, state and local tax returns remain open for examination.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(6,709,821)	$—	$(6,709,821)	$8,150,308	$1,986	$1,442,473
Interest Rate Swaps - Gross Assets	20,364	(5,110)	15,254	—	46,339	61,593
Interest Rate Swaps - Gross Liabilities	(5,110)	5,110	—	—	—	—
Treasury Futures - Gross Assets	4,864	—	4,864	—	997	5,861
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	2,407	—	2,407	—	—	2,407
Swaptions - Gross Liabilities	(1,204)	—	(1,204)	1,279	—	75
Total Liabilities	$(6,688,500)	$—	$(6,688,500)	$8,151,587	$49,322	$1,512,409
(1) Included in other assets

	December 31, 2016
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(5,600,903)	$—	$(5,600,903)	$7,033,866	$2,545	$1,435,508
Interest Rate Swaps - Gross Assets	14,435	(14,435)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	(14,875)	14,875	—	—	39,627	39,627
Treasury Futures - Gross Assets	1,785	—	1,785	—	3,320	5,105
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	7,892	—	7,892	—	—	7,892
Swaptions - Gross Liabilities	(2,350)	—	(2,350)	10,341	—	7,991
Total Liabilities	$(5,594,016)	$440	$(5,593,576)	$7,044,207	$45,492	$1,496,123
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

16. Subsequent Events

Subsequent to September 30, 2017, $811 million of securitized debt issued by the Company was retired and new securitized debt was issued.

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

We focus our investment activities primarily on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS, and on acquiring residential mortgage loans. At September 30, 2017, based on the amortized cost balance of our interest earning assets, approximately 22% of our investment portfolio was Agency MBS, 11% of our investment portfolio was Non-Agency RMBS, and 67% of our investment portfolio was residential mortgage loans, respectively. At December 31, 2016, based on the amortized cost balance of our interest earning assets, approximately 28% of our investment portfolio was Agency MBS, 16% of our investment portfolio was Non-Agency RMBS, and 56% of our investment portfolio was residential mortgage loans, respectively.

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

Equity markets continued to exhibit strength in the third quarter with low volatility and the ability to shrug off global, domestic and political issues. The US 10-year Treasury was volatile during the third quarter. The US 10-year Treasury was 2.30% on June 30, 2017 and fell to a low of 2.04% in early September before spiking to 2.32% at quarter end. While, one-month LIBOR ("London Interbank Offered Rate") was essentially flat during the third quarter, three-month, six-month and twelve-month LIBOR increased a few basis points.

In August 2017, Hurricane Harvey made landfall in the States of Texas and Louisiana, and in September 2017, Hurricane Irma made landfall in the State of Florida, in each case causing extensive flooding and other heavy damage in certain parts of such states, as well as in parts of Georgia and South Carolina.  The servicers of our securitized mortgage loans are in the process of assessing and inspecting properties in those areas. Our securitized mortgage loans located in the areas affected by Hurricane Harvey or Hurricane Irma may be more likely to become delinquent, especially if the related mortgagors are unable to live in their homes for an extended period of time.  Many of the areas affected by Hurricane Harvey and Hurricane Irma are not located in areas identified in the Federal Register by FEMA as having special flood hazards and as such, may not be covered by any flood insurance.  To the extent that delinquencies increase on such mortgage loans secured by properties located in these areas affected by Hurricane Harvey or Hurricane Irma or to the extent that such mortgagors are unable to repair their properties due to a lack of flood insurance, payments on the mortgage-backed securities we own may be reduced or delayed. However, we do not expect these events to ultimately have a significant impact to our condensed consolidated financial statements.

In the third quarter of 2017 we continued to invest in residential credit assets, which tend to be less interest rate sensitive than Agency RMBS. During the third quarter of 2017, we added approximately $783 million of investments to our loan portfolio, bringing the total to $13.5 billion or 67% of total investments as of September 30, 2017. We also added $454 million of new investments to our Agency CMBS portfolio bringing our total Agency CMBS portfolio to $1.8 billion at September 31, 2017. Our investments in Agency and Non-Agency investments at September 30, 2017 were relatively unchanged compared to June 30, 2017.

Our book value per common share was $16.92 as of September 30, 2017 up from $16.54 as of June 30, 2017 driven by continued strength in the residential credit markets, and particularly residential loans. The Case-Shiller index shows continued strength and increasing values in US home prices while US mortgage rates continue to stay at low levels which supports home affordability, home purchases and refinancing activity. Further supporting the US housing market, the US unemployment rates continue to decline which has provided improved stability over the last few years.

Given the economic environment, we continue to seek high yielding investment opportunities that will deliver a durable dividend to our shareholders while managing risk and safeguarding book value.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and nine months ended September 30, 2017 and 2016.

Net Income
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net interest income:
Interest income (1)	$296,813	$250,953	$836,801	$673,246
Interest expense (2)	140,358	94,911	388,544	241,120
Net interest income	156,455	156,042	448,257	432,126
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(784)	(993)	(4,245)	(8,555)
Portion of loss recognized in other comprehensive income	(10,684)	(10,581)	(39,431)	(34,652)
Net other-than-temporary credit impairment losses	(11,468)	(11,574)	(43,676)	(43,207)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	9,204	27,628	19,902	(51,382)
Realized gains (losses) on terminations of interest rate swaps	—	—	(16,143)	(60,616)
Net realized gains (losses) on derivatives	(7,841)	(14,268)	(28,680)	(58,934)
Net gains (losses) on derivatives	1,363	13,360	(24,921)	(170,932)
Net unrealized gains (losses) on financial instruments at fair value	19,042	32,999	159,047	80,217
Net realized gains (losses) on sales of investments	1	3,079	9,709	7,035
Gains (losses) on extinguishment of debt	(1)	(45)	(48,016)	(1,811)
Total other gains (losses)	20,405	49,393	95,819	(85,491)
Other income:
Other income	—	—	—	95,000
Total other income	—	—	—	95,000
Other expenses:
Compensation and benefits	7,533	6,911	22,759	19,087
General and administrative expenses	4,537	4,332	13,162	13,073
Servicing fees	10,715	9,788	31,193	23,139
Deal expenses	3,357	—	16,054	13,022
Total other expenses	26,142	21,031	83,168	68,321
Income (loss) before income taxes	139,250	172,830	417,232	330,107
Income taxes	18	13	172	65
Net income (loss)	$139,232	$172,817	$417,060	$330,042

Dividend on preferred stock	$9,400	$—	$24,083	$—

Net income (loss) available to common shareholders	$129,832	$172,817	$392,977	$330,042

Net income (loss) per share available to common shareholders:
Basic	$0.69	$0.92	$2.09	$1.76
Diluted	$0.69	$0.92	$2.09	$1.76

Weighted average number of common shares outstanding:
Basic	187,779,794	187,729,765	187,773,715	187,727,667
Diluted	188,192,111	187,919,792	188,176,757	187,917,694

Dividends declared per share of common stock	$0.50	$0.48	$1.50	$1.94

(1) Includes interest income of consolidated VIEs of $241,195 and $195,488 for the quarters ended September 30, 2017 and 2016, respectively and interest income of consolidated VIEs of $668,621 and $488,353 for the nine months ended September 30, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $101,856 and $70,715 for the quarters ended September 30, 2017 and 2016, respectively and interest expense of consolidated VIEs of $290,264and $168,738 for the nine months ended September 30, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Quarters and Nine Months Ended September 30, 2017 and 2016.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Our net income available to common shareholders decreased by $43 million to $130 million, or $0.69 per average basic common share, for the quarter ended September 30, 2017 as compared to $173 million, or $0.92 per average basic common share, for the quarter ended September 30, 2016. The decrease in net income for the quarter ended September 30, 2017 is primarily due to a decrease in unrealized gains on derivatives and a decrease in unrealized gains on instruments at fair value of $18 million and $14 million, respectively, compared to the same period of 2016.

Our net income available to common shareholders increased by $63 million to $393 million, or $2.09 per average basic common share, for the nine months ended September 30, 2017 as compared to $330 million, or $1.76 per average basic common share, for the nine months ended September 30, 2016. The increase in net income for the nine months ended September 30, 2017 is primarily due to an increase in unrealized gains on financial instruments at fair value, an increase in unrealized gains on derivatives and lower realized losses on termination of swaps of $79 million, $71 million and $44 million, respectively, compared to the same period of 2016. These gains were offset by a decrease in other income of $95 million, which was a one-time receipt of additional remedies in the first quarter 2016 and an increase in losses on debt extinguishment of $46 million compared to the same period of 2016.

Interest Income

The changes in our interest income for quarter and nine month ended September 30, 2017 as compared to the same period of 2016, are primarily driven by the repositioning of our balance sheet by adding residential mortgage loans and decreasing our investments in Non-agency RMBS. These changes have impacted interest income for the quarter and nine months as follows.

Interest income increased by $46 million, or 18%, to $297 million for the quarter ended September 30, 2017 as compared to$251 million for the same period of 2016. The increase is primarily due to the increase in interest income earned on residential mortgage loans of $53 million as compared to the same period of 2016. This increase was offset, in part, by lower interest income on our Agency MBS of $5 million and Non-agency RMBS transferred to consolidated VIEs of $5 million, as compared to the same period of 2016 as we have reduced our Agency MBS and Non-agency RMBS since 2016.

Interest income increased by $164 million, or 24%, to $837 million for the nine months ended September 30, 2017 as compared to $673 million for the same period of 2016. The increase is primarily due to the increase in interest income earned on residential mortgage loans of $196 million as compared to the same period of 2016. This increase was offset, in part, by lower interest incomes on our Agency MBS of $20 million and Non-agency RMBS transferred to consolidated VIEs of $13 million as compared to the same period of 2016.

Interest Expense

Interest expense increased by $45 million, or 48%, to $140 million for the quarter ended September 30, 2017 as compared to $95 million for the same period of 2016. The increase is primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans and repurchase agreements collateralized by RMBS from loan securitization of $32 million and $12 million, respectively, which were driven primarily by higher securitized debt and repurchase agreements collateralized by loan balances compared to the same period of 2016. Interest expense is also higher as a result of higher interest rates compared to the third quarter of 2016.

Interest expense increased by $147 million, or 61%, to $389 million for the nine months ended September 30, 2017 as compared to $241 million for the same period of 2016. The increase is primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $122 million, which was driven primarily by higher securitized debt balance compared to the same period of 2016. Interest expense is also higher for the nine months ended September 30, 2017 as a result of higher interest rates compared to the same period of 2016. LIBOR rates have increased over the first nine months of 2017 following the increases in the Federal fund rate in December 2016, March 2017 and June 2017.

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

	GAAP Interest Income	GAAP Interest Expense	Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Losses on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended September 30, 2017	$296,813	$140,358	$3,489	$143,847	$156,455	$(3,489)	$(167)	$152,799
For the Quarter Ended June 30, 2017	$288,644	$137,955	$3,486	$141,441	$150,689	$(3,486)	$(350)	$146,853
For the Quarter Ended March 31, 2017	$251,344	$110,231	$4,106	$114,337	$141,113	$(4,106)	$(519)	$136,488
For the Quarter Ended December 31, 2016	$260,823	$106,737	$4,151	$110,888	$154,086	$(4,151)	$40	$149,975
For the Quarter Ended September 30, 2016	$250,953	$94,911	$4,595	$99,506	$156,042	$(4,595)	$(105)	$151,342
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarters Ended
	September 30, 2017			September 30, 2016
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$3,733,640	$24,236	2.6%	$3,735,142	$29,482	3.2%
Non-Agency RMBS	1,258,634	28,590	9.1%	1,404,995	25,879	7.4%
Non-Agency RMBS transferred to consolidated VIEs	1,000,912	56,388	22.5%	1,267,633	61,272	19.3%
Residential mortgage loans held for investment	12,959,595	187,432	5.8%	8,974,781	134,215	6.0%
Total	$18,952,781	$296,646	6.3%	$15,382,551	$250,848	6.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$3,114,689	$14,211	1.8%	$3,407,242	$11,606	1.4%
Non-Agency RMBS	706,941	5,257	3.0%	831,412	5,700	2.7%
Re-Remic repurchase agreements	443,029	3,679	3.3%	660,303	4,901	3.0%
RMBS from loan securitizations	2,285,232	18,843	3.3%	970,425	6,584	2.7%
Securitized debt, collateralized by Non-Agency RMBS	248,989	4,416	7.1%	402,657	5,182	5.1%
Securitized debt, collateralized by loans	9,399,125	97,441	4.1%	7,313,626	65,533	3.6%
Total	$16,198,005	$143,847	3.6%	$13,585,665	$99,506	2.9%

Economic net interest income/net interest rate spread		$152,799	2.7%		$151,342	3.6%

Net interest-earning assets/net interest margin	$2,754,776		3.2%	$1,796,886		3.9%

Ratio of interest-earning assets to interest bearing liabilities	1.17			1.13

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

	For the Nine Months Ended
	September 30, 2017			September 30, 2016
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$3,732,289	76,157	2.7%	$4,869,331	$96,517	2.6%
Non-Agency RMBS	1,315,497	88,362	9.0%	1,433,403	87,454	8.1%
Non-Agency RMBS transferred to consolidated VIEs	1,071,150	175,008	21.8%	1,343,038	188,393	18.7%
Residential mortgage loans held for investment	11,486,239	496,238	5.8%	6,800,775	299,960	5.9%
Total	$17,605,175	$835,765	6.3%	$14,446,547	$672,324	6.2%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$3,129,569	$37,875	1.6%	$4,479,616	$48,681	1.4%
Non-Agency RMBS	728,160	16,018	2.9%	784,021	15,810	2.7%
Re-Remic repurchase agreements	491,303	11,921	3.2%	685,271	$16,645	3.2%
RMBS from loan securitizations	1,763,856	43,546	3.3%	794,515	15,202	2.6%
Securitized debt, collateralized by Non-Agency RMBS	283,873	14,991	7.0%	456,709	15,101	4.4%
Securitized debt, collateralized by loans	8,741,986	275,272	4.2%	5,477,156	153,637	3.7%
Total	$15,138,747	$399,623	3.5%	$12,677,288	$265,076	2.8%

Economic net interest income/net interest rate spread		$436,142	2.8%		$407,248	3.4%

Net interest-earning assets/net interest margin	$2,466,428		3.3%	$1,769,259		3.8%

Ratio of interest-earning assets to interest bearing liabilities	1.16			1.14

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income increased by $2 million to $153 million for the quarter ended September 30, 2017 from $151 million for the same period of 2016. Our economic interest income increased by $29 million to $436 million for the nine months ended September 30, 2017 from $407 million for the same periods of 2016. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 90 and 60 basis points for the quarter and nine months ended September 30, 2017 as compared to the same period of 2016. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities decreased by 70 and 50 basis points for the quarter and nine months ended September 30, 2017, as compared to the same periods of 2016. Average net interest-earning assets increased by $1.0 billion and $697 million for the quarter and nine months ended September 30, 2017 from the same periods of the prior quarters. The increase in average net interest-earning assets for the quarter ended September 30, 2017 as compared to the same period of 2016, was primarily driven by an increase in our investments in residential mortgage loans, which was partially offset by an increase in our securitized debt, collateralized by loans portfolio and repurchase agreements collateralized by RMBS from loan securitizations.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2017	$16,198,005	$143,847	3.55%	1.23%	1.46%	(0.23)%
For The Quarter Ended June 30, 2017	$16,077,813	$141,441	3.50%	1.06%	1.42%	(0.36)%
For The Quarter Ended March 31, 2017	$13,240,294	$114,337	3.50%	0.83%	1.37%	(0.54)%
For The Quarter Ended December 31, 2016	$13,038,695	$110,888	3.40%	0.60%	1.28%	(0.68)%
For The Quarter Ended September 30, 2016	$13,585,665	$99,506	2.90%	0.51%	1.15%	(0.64)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $2.6 billion for the quarter ended September 30, 2017 as compared to the same period of 2016. Economic interest expense increased by $44 million for the quarter ended September 30, 2017 as compared to the same period of 2016. The increase in average interest-bearing liabilities and economic interest expense is a result of the increase in the amount of our securitized debt collateralized by seasoned subprime mortgage loans as well as increased LIBOR.

Average one-month and six month LIBOR were up 72 basis points and 31 basis points, respectively, during the quarter ended September 30, 2017 as compared to the same period of 2016, contributing to the increase in economic interest expense in addition to increased average debt balances. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $11 million and $12 million for the quarter ended September 30, 2017, and 2016 and $44 million and $43 million for the nine months ended September 30, 2017 and 2016, respectively. Of these amounts, $11 million and $5 million of the OTTI for the quarters ended September 30, 2017 and 2016 and $37 million and $33 million for the nine months ended September 30, 2017 and 2016, respectively, were related to securities included in our consolidated VIEs. As of September 30, 2017, we had no Non-agency RMBS securities subject to OTTI in an unrealized loss position for which we did not recognize impairment. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters and nine months ended September 30, 2017 and 2016 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the decline in our swap portfolio balance and increase in interest rates.

The table below shows a summary of our net gains (losses) on derivative instruments, for the three and nine months ended September 30, 2017 and 2016, respectively.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(3,491)	$(4,595)	$(11,080)	$(23,955)
Realized gains (losses) on derivative instruments, net:
Treasury Futures	(3,267)	(7,823)	(12,267)	(28,797)
Swaptions	(1,083)	(1,850)	(5,333)	(5,615)
Other Derivative Assets	—	—	—	(567)
Swaps - Terminations	—	—	(16,143)	(60,616)
Total realized gains (losses) on derivative instruments, net	(4,350)	(9,673)	(33,743)	(95,595)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	5,001	13,395	15,694	(36,840)
Treasury Futures	3,467	12,149	3,079	(4,259)
Swaptions	736	2,084	1,129	(10,283)
Other Derivative Assets	—	—	—	—
Total unrealized gains (losses) on derivative instruments, net:	9,204	27,628	19,902	(51,382)
Total gains (losses) on derivative instruments, net	$1,363	$13,360	$(24,921)	$(170,932)

There were no swap terminations for the quarters ended September 30, 2017 and 2016. The Company paid $16 million to terminate interest rate swaps with a notional value of $250 million during the nine months ended September 30, 2017. The terminated swaps had original maturities ranging from 2024 to 2034. The Company paid $61 million to terminate interest rate swaps with a notional value of $3.3 billion during the nine months ended September 30, 2016. The terminated swaps had original maturities ranging from 2017 to 2034. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement. Our Treasury futures positions remained unchanged at $620 million of notional value at September 30, 2017 and 2016. We reduced our swaptions by $142 million of notional value to $482 million at September 30, 2017, as compared to the $624 million notional value at December 31, 2016.

Changes in our derivative positions were a result of changes in our portfolio composition and changes in interest rates.

The Company incurred realized losses on our short futures positions of $3 million and $12 million during the quarter and nine months ended September 30, 2017. The Company incurred a realized loss of $8 million and $29 million on our short futures position during the quarter and nine months ended September 30, 2016, respectively. The realized losses were driven primarily by declines in interest rates during these periods, which increased the Treasury futures prices, resulting in realized losses on our short futures positions. Treasury futures are not included in our economic interest expense and economic net interest income.

During the quarter and nine months ended September 30, 2017, we recognized total net gains on derivatives of $1 million and total net losses of $25 million, respectively, compared to net gains of $13 million and net losses of $171 million, respectively, for the same period of 2016. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures, swaptions and mortgage options. The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the received floating leg of these same swaps, resulting in a net payment on the periodic settlement of the swaps during the quarter.

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

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected the fair value option with changes in fair value reflected in earnings for our IO RMBS securities, certain Non-Agency RMBS securities which receive residual cash flows, Loans held for investment, and the related financing for the loans consolidated as a VIE in our statement of financial condition. In addition, we have elected to account for Agency MBS investments acquired on or after July 1, 2017 under the fair value option. All Agency MBS investments owned prior to this date will continue to be carried at fair value with changes in fair value reported in other comprehensive income (OCI) as available-for-sale investments, consistent with the Company’s current accounting practices.

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

The Net unrealized gains on financial instruments at fair value for the quarter ended September 30, 2017 were $19 million, which were primarily driven by unrealized gains on Loans held for investment $57 million offset by unrealized losses on Securitized debt collateralized by loans held for investments of $38 million. The Net unrealized gains on financial instruments at fair value for the nine months ended September 30, 2017 were $159 million, which were primarily driven by unrealized gains on Loans held for investment $272 million offset by unrealized losses on Securitized debt collateralized by loans held for investments of $95 million.

Gains and Losses on Sales of Assets and Loss on extinguishment of securitized debt

For the quarters ended September 30, 2017 and 2016, we had net realized gains of $1 thousand and $3 million, respectively, on sales of investments. For the nine months ended September 30, 2017 and 2016, we had net realized gains of $10 million and $7 million, respectively, on sales of investments. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a loss on extinguishment of debt.

During the quarter ended September 30, 2017, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $166 thousand for $167 thousand. This transaction resulted in a net loss on the extinguishment of debt of $1 thousand, which is reflected in earnings for the quarter and nine months ended September 30, 2017. During the quarter ended September 30, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $4 million for $4 million. This transaction resulted in a net loss on the extinguishment of debt of $45 thousand. This loss is reflected in earnings for the quarter and nine months ended September 30, 2016.

The Company did not acquire any securitized debt collateralized by loans during the quarters ended September 30, 2017 and 2016. During the second quarter of 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $197 million for $245 million. This transaction resulted in a net loss on the extinguishment of debt of $48 million, which is reflected in earnings for the nine months ended September 30, 2017. As the Company's securitized debt is carried at fair value with changes in fair value reflected in earnings some of this loss was recognized during prior periods. During the first quarter of 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the nine months ended September 30, 2016.

Compensation, General and Administrative Expenses and Deal Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A, expenses and deal expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Deal Expenses	Total Compensation, G&A and Deal Expenses/Average Assets	Total Compensation, G&A and Deal Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2017	$15,427	0.29%	1.71%
For The Quarter Ended June 30, 2017	$13,601	0.26%	1.53%
For The Quarter Ended March 31, 2017	$22,949	0.49%	2.77%
For The Quarter Ended December 31, 2016	$16,659	0.39%	2.16%
For The Quarter Ended September 30, 2016	$11,243	0.26%	1.50%

Compensation and benefit costs were $8 million and $7 million for the quarter ended September 30, 2017 and 2016, respectively, and $23 million and $19 million for the nine months ended September 30, 2017 and 2016, respectively. The increases in Compensation and benefit costs were primarily driven by higher stock based compensation.

G&A expenses were $5 million and $4 million for the quarter ended September 30, 2017 and 2016, respectively, and $13 million for the nine months ended September 30, 2017 and 2016, respectively. The G&A expenses are primarily comprised of auditing, information technology, legal and consulting expenses.

The Company incurred deal expenses of $3 million and $16 million for the quarter and nine months ended September 30, 2017, respectively, related to the securitization of seasoned subprime mortgage pools. There were no deal expenses for the quarter ended September 30, 2016 and $13 million for the nine months ended September 30, 2016.

Servicing Fees

Servicing fees paid by our consolidated VIEs were approximately $10 million for the quarter ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, the servicing fees were $31 million and $23 million, respectively. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The increase in servicing fees for the nine months ended September 30, 2017 as compared to the same period of 2016 was driven by the creation of new securitizations in 2016 and 2017. The servicing fees range from 25 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarters Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$129,832	$105,617	$157,524	$219,454	$172,817
Adjustments:
Net other-than-temporary credit impairment losses	11,468	13,509	18,701	14,780	11,574
Net unrealized (gains) losses on derivatives	(9,204)	(5,802)	(4,896)	(101,475)	(27,628)
Net unrealized (gains) losses on financial instruments at fair value	(19,042)	(67,762)	(72,243)	20,664	(32,999)
Net realized (gains) losses on sales of investments	(1)	(4,541)	(5,167)	(11,121)	(3,079)
(Gains) losses on extinguishment of debt	1	48,014	—	(1,334)	45
Realized (gains) losses on terminations of interest rate swaps	—	16,143	—	—	—
Net realized (gains) losses on Futures (1)	3,267	6,914	2,084	(19,628)	7,823
Core Earnings	$116,321	$112,092	$96,003	$121,340	$128,553

GAAP net income per basic common share	$0.69	$0.56	$0.84	$1.17	$0.92
Core earnings per basic common share(2)	$0.62	$0.60	$0.51	$0.65	$0.68

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

Our core earnings for the quarter ended September 30, 2017 were $116 million or $0.62 per average basic common share, compared to $129 million or $0.68 per average basic common share for the quarter ended September 30, 2016. Core earnings decreased by $12 million or $0.06 per average basic common share for the quarter ended September 30, 2017 as compared to the same period of 2016, primarily due to preferred stock dividend and deal expenses.

Net Income (Loss) and Return on Total Stockholders' Equity

The table below shows our Net Income, Economic Net Interest Income and Core Earnings, each as a percentage of average stockholders' equity. Return on average equity is defined as our GAAP net income (loss) as a percentage of average equity.  Average equity is defined as the average of our beginning and ending stockholders' equity balance for the period reported. Economic Net Interest Income and Core Earnings are non-GAAP measures as defined in previous sections.

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For the Quarter Ended September 30, 2017	15.42%	16.92%	12.88%
For the Quarter Ended June 30, 2017	12.98%	16.57%	12.65%
For the Quarter Ended March 31, 2017	19.63%	16.46%	11.57%
For the Quarter Ended December 31, 2016	28.82%	19.48%	15.76%
For the Quarter Ended September 30, 2016	23.04%	20.18%	17.14%
* Includes effect of realized losses on interest rate swaps.

Return on average equity decreased by 762 basis points for the quarter ended September 30, 2017 as compared to the same period of 2016. This was primarily due to a decrease in our net income by $34 million to $139 million for the quarter ended September 30, 2017 as compared to net income of $173 million for the quarter ended September 30, 2016. Economic net interest income as a percentage of average equity decreased by 326 basis points, driven primarily by higher interest expense related to the increase in LIBOR rates. Core earnings as a percentage of average equity decreased by 426 basis points for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016, which was primarily driven by a decrease in core earnings of $12 million and higher equity balance due to preferred stock issuance.

Financial Condition

Portfolio Review

During the nine months ended September 30, 2017, on an aggregate basis, we purchased $6.8 billion of assets, sold $698 million of invested assets, and received $2.1 billion in principal payments related to our Agency, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at September 30, 2017 and December 31, 2016.

	For the Quarter Ended	For the Year Ended
	September 30, 2017	December 31, 2016
Interest earning assets at period-end (1)	$20,843,272	$16,251,470
Interest bearing liabilities at period-end	$16,625,996	$12,876,124
GAAP Leverage at period-end	4.6:1	4.1:1
GAAP Leverage at period-end (recourse)	1.8:1	1.8:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	6.2%	9.0%
Senior	2.9%	3.9%
Senior, interest only	1.4%	1.9%
Subordinated	1.8%	3.1%
Subordinated, interest only	0.1%	0.1%
RMBS transferred to consolidated VIEs	4.9%	7.6%
Agency MBS	22.2%	27.7%
Residential	12.4%	17.8%
Commercial	9.2%	8.9%
Interest-only	0.6%	1.0%
Loans held for investment	66.7%	55.7%
Fixed-rate percentage of portfolio	92.0%	88.4%
Adjustable-rate percentage of portfolio	8.0%	11.6%
Annualized yield on average interest earning assets for the periods ended	6.3%	6.4%
Annualized cost of funds on average borrowed funds for the periods ended (2)	3.6%	3.0%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at September 30, 2017 and December 31, 2016. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$826,556	$69.25	$80.13	3.5%	7.2%	13.8%	13.8%	20.3%	45.5%	9.3%	$1,857
Senior, interest only	$4,919,406	$5.40	$4.23	1.4%	7.6%	14.9%	14.6%	17.0%	53.2%	0.0%	$—
Subordinated	$531,526	$66.62	$79.30	4.1%	9.2%	13.4%	15.5%	14.9%	47.8%	15.9%	$3,772
Subordinated, interest only	$256,286	$5.06	$4.52	1.0%	8.4%	12.3%	14.0%	12.9%	38.2%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,023,838	$47.88	$81.37	4.8%	22.4%	16.8%	16.5%	17.9%	51.4%	1.5%	$21,761
Agency Mortgage-Backed Securities
Residential	$2,316,838	$105.54	$104.80	3.8%	2.9%	14.0%	16.4%	0.4%	N/A	N/A	$—
Commercial	$1,774,802	$102.26	$102.09	3.6%	3.2%	0.0%	—%	0.0%	N/A	N/A	$—
Interest-only	$3,176,110	$3.82	$3.61	0.7%	3.5%	9.8%	15.2%	0.3%	N/A	N/A	$—
Loans held for investment	$13,327,252	$98.36	$101.66	6.4%	6.0%	11.5%	11.4%	3.5%	45.1%	N/A	$25,075
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$884,579	$68.42	$76.17	3.1%	7.4%	12.5%	12.9%	22.4%	57.7%	9.4%	$9,671
Senior, interest only	$5,616,526	$5.16	$4.43	1.4%	11.5%	14.4%	13.7%	18.2%	59.2%	0.0%	$—
Subordinated	$673,259	$70.83	$82.21	3.8%	9.2%	13.5%	14.7%	15.8%	51.7%	15.9%	$6,148
Subordinated, interest only	$266,927	$5.20	$4.50	1.1%	13.5%	10.2%	10.9%	11.7%	56.1%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,338,183	$50.32	$78.78	4.8%	19.7%	14.8%	13.4%	18.8%	56.9%	1.5%	$17,643
Agency Mortgage-Backed Securities
Residential	$2,594,569	$105.78	$104.29	3.9%	3.0%	21.8%	15.9%	0.4%	N/A	N/A	$—
Commercial	$1,331,544	$102.64	$98.91	3.6%	2.9%	0.2%	0.1%	0.0%	N/A	N/A	$—
Interest-only	$3,356,491	$4.53	$4.31	0.8%	3.5%	26.4%	12.9%	0.3%	N/A	N/A	$—
Loans held for investment	$8,868,783	$96.96	$98.85	6.5%	6.0%	11.1%	10.8%	3.8%	45.3%	N/A	$21,803
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(dollars in thousands)
Balance, beginning of period	$627,724	$648,659	$683,648	$733,060	$769,764
Accretion of discount	(43,502)	(42,625)	(43,715)	(44,427)	(44,455)
Purchases	1,723	(108)	(3,642)	(33,987)	8,959
Sales and deconsolidation	5,792	212	(7,303)	(2,138)	(14,386)
Transfers from/(to) credit reserve, net	31,245	21,586	19,671	31,140	13,178
Balance, end of period	$622,982	$627,724	$648,659	$683,648	$733,060

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

Current Period

We held cash and cash equivalents of approximately $38 million and $178 million at September 30, 2017 and December 31, 2016, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $140 million from December 31, 2016 to September 30, 2017.

Our operating activities provided net cash of approximately $309 million and $264 million for the nine months ended September 30, 2017 and 2016, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. For the nine months ended September 30, 2017 and 2016, interest received net of interest paid was $434 million and $425 million, respectively.

Our investing activities used cash of $4.1 billion and $1.5 billion for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, we purchased investments of $6.8 billion, primarily Loans held for investments. This cash used was offset in part by cash received on principal repayments on our Agency MBS, Non-Agency MBS and Loans of $2.1 billion and investment sales of $698 million. The purchase activity for the nine months ended September 30, 2017 were primarily due to our portfolio re-balancing from interest rate sensitive MBS investments to less interest rate sensitive residential credit assets.

Our financing activities provided cash of $3.6 billion and $1.3 billion for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, we received cash of $4.2 billion from debt issuance, $314 million from our preferred stock Series B offering and $1.1 billion from net proceeds received on repurchase agreements. This cash provided was offset in part by repayment of principal on our securitized debt of $1.7 billion and common dividends paid of $282 million and preferred dividends paid of $27 million.

Our recourse leverage is 1.8:1 for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our equity.

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

At September 30, 2017 and December 31, 2016 the remaining maturities on our RMBS repurchase agreements were as follows.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	3,777,160	2,947,604
30 to 59 days	1,591,370	958,956
60 to 89 days	330,186	407,625
90 to 119 days	28,798	559,533
Greater than or equal to 120 days	982,307	727,185
Total	$6,709,821	$5,600,903

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	21 days	32 days
Non-agency MBS and Loans held for investment	73 days	98 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At September 30, 2017, and December 31, 2016, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.08% and 5.38%, respectively. At September 30, 2017, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS and Loans held for investments was 25.33% compared to 33.68% at December 31, 2016. At September 30, 2017, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 1.39% and Non-Agency MBS and Loans held for investments was 3.25%. At December 31, 2016, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 0.90% and Non-Agency MBS and Loans held for investment was 3.05%, respectively.

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

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. Our average repurchase agreement balance for the quarter ended September 30, 2017 decreased compared to our average repurchase agreement balance for the quarter ended September 30, 2016 due to lower borrowings related to our Agency portfolio. We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End September 30, 2017	$6,549,891	$6,709,821
Quarter End June 30, 2017	$6,092,881	$6,254,153
Quarter End March 31, 2017	$5,800,141	$5,851,204
Quarter End December 31, 2016	$5,699,068	$5,600,903
Quarter End September 30, 2016	$5,869,382	$5,817,519

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2017 and December 31, 2016, the carrying value of our total debt was approximately $16.6 billion and $12.9 billion, respectively, which represented a debt-to-equity ratio for both periods of approximately 4.6:1 and 4.1:1, respectively. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

At September 30, 2017, we had repurchase agreements with 27 counterparties. All of our repurchase agreements are secured by Agency and Non-Agency RMBS or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of September 30, 2017 and December 31, 2016, we had $8.2 billion and $7.0 billion, respectively, of securities pledged against our repurchase agreement obligations.

At September 30, 2017, our repurchase agreements have original maturities ranging from less than 30 days to 364 days and a weighted average original maturity of 94 days. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates.

We offset the risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at September 30, 2017 range from 2 years to 10 years and have a weighted average maturity of approximately 5 years. We use these interest rate derivatives to protect the portfolio from short term changes in interest rates. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of September 30, 2017, we have posted $46 million of cash as collateral to our swap counterparty. We have four swaption counterparties and we have posted $1 million of securities as collateral to our swaption counterparties. We have two futures counterparties, and we have posted $1 million of cash as a collateral to our futures counterparties.

Secured Debt Financing Transactions

During the nine months ended September 30, 2017, the Company acquired controlling interests in several trusts collateralized by seasoned residential subprime mortgage loans. As we held the controlling interest, we consolidated the assets and liabilities, increasing our investments in mortgage loans by $5.3 billion. The investment was financed through a combination of cash raised from issuance of preferred shares, the issuance of Secured debt and repurchase agreements.

Securitized Debt Collateralized by Non-Agency RMBS

During the quarter ended September 30, 2017, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $166 thousand for $167 thousand. This transaction resulted in a net loss on the extinguishment of debt of $1 thousand, which is reflected in earnings for the quarter and nine months ended September 30, 2017. During the quarter ended September 30, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $4 million for $4 million. This transaction resulted in a net loss on the extinguishment of debt of $45 thousand. This loss is reflected in earnings for the quarter and nine months ended September 30, 2016.

Securitized Debt Collateralized by Loans Held for Investment

The Company did not acquire any securitized debt collateralized by loans during the quarters ended September 30, 2017 and 2016. During the second quarter of 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $197 million for $245 million. This transaction resulted in a net loss on the extinguishment of debt of $48 million, which is reflected in earnings for the nine months ended September 30, 2017. As the Company's securitized debt is carried at fair value with changes in fair value reflected in earnings some of this loss was recognized during prior periods. During the first quarter of 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $44 million for $46 million. This transaction resulted in a net loss on the extinguishment of debt of $2 million. This loss is reflected in earnings for the nine months ended September 30, 2016.

Exposure to European Financial Counterparties

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with 6 counterparties as of September 30, 2017 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution. The following table summarizes our exposure to such counterparties at September 30, 2017:

September 30, 2017

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
France	2	$237,363	$15,254	$73,056
Netherlands	1	227,972	—	11,573
Switzerland	1	1,008,379	—	403,840
United Kingdom	2	235,578	—	22,448
Total	6	$1,709,292	$15,254	$510,917
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At September 30, 2017, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

If the European credit crisis, including countries that may choose to leave the Euro zone as Britain has, continues to impact these major European financial institutions, it is possible that it will also impact the operations of their U.S. subsidiaries. Our financings and operations could be adversely affected by such events. We monitor our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions, financial relief plans, credit spreads or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements or the fair value of swaps with our counterparties. We make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements or interest rate swaps, or may try to take other actions to reduce the amount of our exposure to a counterparty when necessary. We actively manage the number of repurchase agreement counterparties and had 27 counterparties as of September 30, 2017.

Stockholders’ Equity

The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share during the quarter and nine months ended September 30, 2017.
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

The Company declared dividends to Series B preferred stockholders of $7 million and $15 million, or $0.50 and $1.18 per preferred share during the quarter and nine months ended September 30, 2017.

Other than as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the quarters and nine months ended September 30, 2017 and 2016. During the quarters and nine months ended September 30, 2017, the Company declared regular dividends to common shareholders of $0.50 and $1.50 per share or $94 million and $282 million, respectively. During the quarters and nine months ended September 30, 2016, the Company declared regular dividends to common shareholders of $0.48 and $1.44 per share or $91 million and $271 million, respectively, and a special dividend of $0.50 per share to common shareholders of $94 million.

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

At September 30, 2017 and December 31, 2016, there were approximately 710 thousand and 578 thousand unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2017 and December 31, 2016. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

September 30, 2017
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$6,709,821	$—	$—	$—	$6,709,821
Securitized debt, collateralized by Non-Agency RMBS	62,165	50,055	21,013	5,913	139,146
Securitized debt at fair value, collateralized by loans held for investment	1,856,397	2,907,977	2,163,866	2,630,039	9,558,279
Interest expense on RMBS repurchase agreements (1)	29,655	—	—	—	29,655
Interest expense on securitized debt (1)	400,487	629,001	398,479	511,891	1,939,858
Total	$9,058,525	$3,587,033	$2,583,358	$3,147,843	$18,376,759
(1) Interest is based on variable rates in effect as of September 30, 2017.

December 31, 2016
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$5,502,178	$98,725	$—	$—	$5,600,903
Securitized debt, collateralized by Non-Agency RMBS	98,565	82,563	23,854	31,973	236,955
Securitized debt at fair value, collateralized by loans held for investment	1,151,519	1,841,808	1,423,706	2,477,123	6,894,156
Interest expense on RMBS repurchase agreements (1)	32,695	984	—	—	33,679
Interest expense on securitized debt (1)	292,521	518,929	384,928	673,272	1,869,650
Total	$7,077,478	$2,543,009	$1,832,488	$3,182,368	$14,635,343
(1) Interest is based on variable rates in effect as of December 31, 2016.

The unfunded construction loan commitments of $518 million and $521 million as of September 30, 2017 and December 31, 2016, respectively, will primarily be paid within one year of reported periods.

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

Capital Expenditure Requirements

At September 30, 2017 and December 31, 2016, we had no material commitments for capital expenditures.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2017 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	September 30, 2017
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	6.38%	0.86%
-50 Basis Points	3.26%	0.57%
Base Interest Rate	—	—
+50 Basis Points	(3.40)%	(0.81)%
+100 Basis Points	(9.40)%	(1.75)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2017. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2017
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$334,390	$1,235,339	$3,560	$19,280,396	$20,853,685
Cash equivalents	38,055	—	—	—	38,055
Total rate sensitive assets	$372,445	$1,235,339	$3,560	$19,280,396	$20,891,740

Rate sensitive liabilities	4,376,635	5,306,427	—	—	9,683,062
Interest rate sensitivity gap	$(4,004,190)	$(4,071,088)	$3,560	$19,280,396	$11,208,678

Cumulative rate sensitivity gap	$(4,004,190)	$(8,075,278)	$(8,071,718)	$11,208,678

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(19)%	(39)%	(39)%	54%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third quarter of 2017.

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
3.1
Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 8, 2010 and incorporated herein by reference)

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.5
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.6
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series A Preferred Stock (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference)

3.7
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series B Fixed-to-Floating Preferred Stock (filed as Exhibit 3.7 to the Company’s Report on Form 8-A filed February 24, 2017 and incorporated herein by reference)

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
Date: November 2, 2017

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: November 2, 2017