Form 10-K
period 2017-12-31
CHIMERA INVESTMENT CORP
filed 2018-02-20
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER:  1-33796

CHIMERA INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

MARYLAND	26-0630461
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

520 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 626-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
8.0% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

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
Yes ☐ No ☑

At June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,468,160,744 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2018 was 187,809,432.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

CHIMERA INVESTMENT CORPORATION

2017 FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	availability of investment opportunities in real estate-related and other securities;

•	our expected investments;

•	changes in the value of our investments;

•	changes in interest rates and mortgage prepayment rates;

•	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

•	rates of default, delinquencies or decreased recovery rates on our investments;

•	general volatility of the securities markets in which we invest;

•	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;

•	our ability to effect our strategy to securitize residential mortgage loans;

•	interest rate mismatches between our investments and our borrowings used to finance such purchases;

•	effects of interest rate caps on our adjustable-rate investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the impact of and changes to various government programs;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	our transition from an externally-managed real estate investment trust, or REIT, to an internally-managed REIT;

•	availability of qualified personnel;

•	our ability to maintain our classification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act;

•	our expectations regarding materiality or significance; and

•	the effectiveness of our disclosure controls and procedures.

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

Part I

Item 1.    Business

The Company

We are a publicly traded real estate investment trust, or REIT, that is primarily engaged in the business of investing directly or indirectly through our subsidiaries, on a leveraged basis, in a diversified portfolio of mortgage assets, including residential mortgage loans, Non-Agency RMBS, Agency CMBS, Agency RMBS, and other real estate related securities. We were incorporated in Maryland on June 1, 2007 and commenced operations on November 21, 2007.

We have elected and believe that we are organized and operate in a manner that enables us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.  As a REIT, we generally are not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. To ensure we qualify as a REIT, no person may own more than 9.8% of the outstanding shares of any class or series of our capital stock, which includes our common stock and preferred stock, unless our Board of Directors waives this limitation.

Our Investment Strategy

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by investing in a diversified investment portfolio of residential mortgage loans, Non-Agency RMBS, Agency CMBS, Agency RMBS, real estate-related securities and various other asset classes, subject to maintaining our REIT status and exemption from registration under the 1940 Act. The MBS, and real estate-related securities we purchase may include investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

We make investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, credit fundamentals, macroeconomic considerations, supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and our exemption from registration under the 1940 Act. Our primary source of income is net interest income from our investment portfolio. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities.

Currently, we focus our investment activities primarily on acquiring pools of residential mortgage loans. We seek to acquire the loans at a discount to their face amount and utilize leverage to increase returns through securitization or other traditional financing arrangements. We also seek to acquire Non-Agency RMBS and Agency commercial mortgage backed securities subject to market conditions.

At December 31, 2017, based on the amortized cost balance of our interest earning assets, approximately 67% of our investment portfolio was residential mortgage loans, 22% of our investment portfolio was Agency MBS and 11% of our investment portfolio was Non-Agency RMBS, respectively. At December 31, 2016, based on the amortized cost balance of our interest earning assets, approximately 56% of our investment portfolio was residential mortgage loans, 28% of our investment portfolio was Agency MBS and 16% of our investment portfolio was Non-Agency RMBS, respectively.

As discussed in “Management's Discussion and Analysis,” the change in the composition of our assets during 2017 relates primarily to our strategy to acquire significant pools of residential mortgage loans with the intent to securitize and retain the subordinate tranches and our continued decrease in our Agency MBS assets to reduce interest rate exposure in our Agency portfolio.

We have engaged in transactions with residential mortgage operations of leading banks, non-bank financial institution, and the Agencies in which we identified and performed due diligence on residential mortgage loans owned by such entities to assess credit risk, and purchased and subsequently securitized such residential mortgage loans while retaining the subordinate tranches of debt. In 2017, we purchased $6.5 billion in unpaid principal balance of residential mortgage loans and as the sponsor retained $2.2 billion as required by the risk retention rules. We also have, and expect to continue to, re-securitize Non-Agency RMBS and sell the resulting senior RMBS and retain the mezzanine and subordinate RMBS in transactions that are treated as financing for accounting purposes.

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

Investment Portfolio

The following briefly discusses the principal types of investments that we have made and may in the future make:

Residential Mortgage Loans

We invest in residential mortgage loans (mortgage loans secured by residential real property) primarily through direct and secondary market purchases from banks, non-bank financial institutions, and the Agencies.   We expect these loans to be secured primarily by residential properties in the United States.

We acquire residential mortgage loans for our portfolio with the intention of either securitizing them and retaining them in our portfolio as securitized mortgage loans, or holding them in our residential mortgage loan portfolio.  To facilitate the securitization or financing of our loans, we create subordinate certificates, which provide a specified amount of credit enhancement.  We issue securities through securities underwriters and either retain these securities or finance them in the repurchase agreement market.  There is no limit on the amount we may retain of these below-investment-grade subordinate certificates.  Until we securitize our residential mortgage loans, we finance our residential mortgage loan portfolio through the use of warehouse facilities and repurchase agreements.

The residential mortgage loans in which we invest are primarily purchased in the secondary market and typically are not underwritten to our specifications.   We or a third party perform an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the mortgage.  Depending on the size of the loans, we may not review all of the loans in a pool, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk.  Additionally, before the purchase of loans, we typically obtain representations and warranties from each seller with respect to the mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property.  A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us.  As added security, we use the services of a third-party document custodian to help ensure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping.

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

We invest in investment grade and non-investment grade Non-Agency RMBS.  We evaluate certain credit characteristics of these types of securities, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime caps, weighted-average loan-to-value and weighted-average Fair Isaac Corporation (“FICO”) score.  Qualifying securities are then analyzed using base line expectations of expected prepayments and loss severities, the current state of the fixed-income market and the broader economy in general.  Losses and prepayments are stressed simultaneously based on a credit risk-based model.  Securities in this portfolio are monitored for variance from expected prepayments, severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments.

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

We have invested in and intend to continue to invest in Non-Agency RMBS which are typically pass-through certificates created by the securitization of a pool of mortgage loans that are collateralized by residential real estate properties. The respective bond class sizes are determined based on the review of the underlying collateral.  The payments received from the underlying loans are used to make the payments on the RMBS.  Based on the sequential payment priority, the risk of nonpayment for the investment grade RMBS is lower than the risk of nonpayment for the non-investment grade bonds.  Accordingly, the investment grade class is typically sold at a lower yield compared to the non-investment grade or unrated classes which are sold at higher yields.

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

Other Asset-Backed Securities

We may invest in securities issued in various collateralized debt obligation (“CDO”), offerings to gain exposure to bank loans, corporate bonds, asset-backed securities, or ABS, mortgages, RMBS, CMBS, and other instruments.

We may invest in CMBS, which are secured by, or evidence ownership interests in, a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties.  These securities may be senior, subordinated, investment grade or non-investment grade.

Investment Guidelines

We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition.  Our investment committee (“Investment Committee”) periodically reviews our compliance with the investment guidelines.  Our Risk and Audit Committee also reviews our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at regularly scheduled Risk and Audit Committee meetings.

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At December 31, 2017 and 2016, our ratio of debt-to-equity was 4.6:1 and 4.1:1, respectively.  For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of repurchase agreements and securitized debt.

Subject to maintaining our qualification as a REIT, we may use a number of sources to finance our investments, including the following primary sources:

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

We may attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with similar debt directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies.  This will allow us to minimize the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

Compliance with REIT and Investment Company Requirements

We monitor our investment securities and the income from these securities and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exempt status under the 1940 Act.

Regulatory Updates - Tax Reform

The following is a summary of certain additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with “Material U.S. Federal Income Tax Considerations” in the prospectus dated February 1, 2016 and filed as part of our registration statement on Form S-3 (No. 333-209249).

The recently passed tax law informally known as the Tax Cuts and Jobs Act (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37%, (3) the corporate alternative minimum tax is repealed and (4) the backup withholding rate for Domestic Owners is reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to Foreign Owners that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. To the extent that a taxable REIT subsidiary has interest expense that exceeds its interest income, the net interest expense limitation could potentially apply to such taxable REIT subsidiary. The reduced corporate tax rate will apply to our taxable REIT subsidiaries.

Under the TCJA, we may be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or MBS, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or MBS issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

Asset Tests

As discussed in the prospectus dated February 1, 2016 and filed as part of our registration statement on Form S-3 (No. 333-2092) under “Material U.S. Federal Income Tax Considerations-Asset Tests”, we expect that substantially all of the MBS that we acquire will be treated as real estate assets. Where a mortgage covers both real property and other property, an apportionment may be required in the same manner as described under “Material U.S. Federal Income Tax Considerations— Gross Income Tests—Interest.” IRS Revenue Procedure 2014-51 provides a safe harbor under which the IRS has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset if certain conditions are met. It is unclear how the safe harbor in Revenue Procedure 2014-51 is affected by the subsequent legislative changes regarding the treatment of loans secured by both real property and personal property where the fair market value of the personal property does not exceed 15% of the sum of the fair market values of the real property and personal property securing the loan. We intend to continue to seek to manage our portfolio to comply at all times with the various asset tests.

Annual Distribution Requirements

As discussed in the prospectus dated February 1, 2016 and filed as part of our registration statement on Form S-3 (No. 333-2092) under “Material U.S. Federal Income Tax Considerations-Annual Distribution Requirements,” we are required to make certain distributions to maintain our REIT status. For our 2014 and prior taxable years, such distributions must not have been “preferential dividends.” However, for taxable years beginning after December 31, 2014, so long as we continue to be a “publicly offered” REIT (i.e., a REIT that is required to file annual and periodic reports with the SEC under the Exchange Act), the preferential dividend rule will not apply to us.

We urge you to consult your tax advisor regarding the impact of the legislation on the purchase, ownership and sale of our stock.

Employees

As at December 31, 2017, we had 38 employees, all of whom were full-time. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

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

Item 1A.  Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2017 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Associated With Our Investments

The nature of the mortgage loans we acquire and the mortgage loans underlying the mortgage-backed and asset-backed securities we acquire expose us to credit risk that could negatively affect the value of those assets and investments.

We assume credit risk primarily through the ownership of securities backed by residential, multi-family, and commercial real estate loans and through direct investments in residential real estate loans. Credit losses on residential real estate loans can occur for many reasons (many of which are beyond our control), including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, wildfire and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

RMBS. A significant portion of our RMBS are subordinate tranches we have acquired through securitization. In general, we are the first-loss security holder and, accordingly, losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by the first-loss security holder, which is generally us in our securitizations, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any equity support, reserve fund, letter of credit, and classes of securities junior to those in which we invest (if any), we may not be able to recover all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related security, as the first-loss security holder, we may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential and commercial securities that we own). In addition, as the first-loss security holder, we may be subject to risks associated with the determination by a loan servicer to discontinue servicing advances (advances of mortgage interest payments not made by a delinquent borrower) if they deem continued advances to be unrecoverable, which could reduce the value of these securities or impair our ability to project and realize future cash flows from these securities.

Residential Mortgage Loans. For residential mortgage loans or other investments we own directly (not through a securitization structure), we will incur credit losses - should they occur - only after losses are borne by the owner of the property (e.g., by a reduction in the owner’s equity stake in the property). In many of our loans, however, the owner has very little equity and we may take actions available to us in an attempt to protect our position and mitigate the amount of credit losses, but these actions may not prove to be successful and could result in our increasing the amount of credit losses we ultimately incur on a loan.

Commercial Loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans secured by single-family residential property discussed above. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God (including earthquakes, hurricanes, floods and other natural disasters, that may result in uninsured losses), acts of war or terrorism, social unrest and civil disturbances.

A significant portion of our investments are illiquid and may be difficult to value.

A significant portion of our investments are not publicly traded and are therefore, illiquid. The fair value of securities and other investments that are not publicly traded may not be readily determinable and it may be difficult to obtain third party pricing on such investments.   In addition, validating third party pricing for illiquid investments may be more subjective than more liquid investments and may not be reliable.  We value these investments quarterly at fair value, based on our judgment and as determined in accordance with our valuation policy. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our fair value determination may differ materially from the values obtained from third parties or the values that would have been used if in an active trading market existed for these securities. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of our investments were materially higher than the values that would exist if a ready market existed for these assets.

Additionally, illiquid investments may experience greater price volatility because an active market does not exist. The illiquidity of our investments may make it difficult or, for certain assets subject to the risk retention rules, impossible for us to sell (as discussed in the risk factor below). In addition, if we are required to liquidate all or a portion of our portfolio quickly (for example, in connection with a margin call), we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to adjust our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations, financial condition and the value of our capital stock. This risk may be more pronounced during any severe market disruption in the mortgage, housing or related sectors.

A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed.

A significant part of our business and growth strategy is to engage in securitization transactions to finance the acquisition of residential mortgage loans. Pursuant to the Dodd-Frank Act and related laws and regulations (the “Risk Retention Rules”), when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the “Required Credit Risk”). We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but in any event no longer than the seventh anniversary of the Closing Date (the “Sunset Date”). In addition, prior to the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. We have financed our Required Credit Risk in full recourse transactions. Our Required Credit Risk, subjects us to the first losses on our securitizations and is illiquid which may make it more difficult to meet our liquidity needs, each of which may materially and adversely affect our business and financing condition. As a result, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through securitizations, and also subjects us to the credit risk related to the retained RMBS that we otherwise may have sold.

We have significant credit risk in certain geographic areas and may be disproportionately affected by adverse events specific to those markets.

We are not required to observe specific diversification criteria.  A significant number of the mortgage loans underlying our RMBS may from time to time be concentrated in certain geographic areas. For example, at December 31, 2017, 51% of our Non-Agency RMBS portfolio was concentrated in California, Florida, New York and New Jersey, of which 32%, was in California and 19% was in Florida, New York and New Jersey. Any event that adversely affects or any material decline in the economy or real estate market in these states could have a disproportionately adverse effect on our Non-Agency RMBS portfolio and could cause a decline in the value of residential properties securing the mortgages. This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency RMBS in such area, which could materially adversely affect our credit loss experience on our Non-Agency RMBS in such area.

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

For example, in August 2017, Hurricane Harvey made landfall in the States of Texas and Louisiana, and in September 2017, Hurricane Irma made landfall in the State of Florida, in each case causing extensive flooding and other heavy damage in certain parts of such states, as well as in parts of Georgia and South Carolina. In October 2017, a series of wildfires caused significant damage in certain parts of the State of California, particularly in Sonoma County.

Certain of our mortgage loans or the mortgage loans underlying our RMBS are located in zip codes affected by Hurricane Harvey or Irma or from the wildfires in California. While the impact of these events is not expected to be material to us, if similar events in the future occurred and impacted a larger percentage of our assets, the mortgage loans located in the affected areas may be more likely to become delinquent, especially if the related mortgagors are unable to live in their properties for an extended period of time. To the extent that delinquencies increase in these affected areas or to the extent that such mortgagors are unable to repair their properties due to a lack of flood insurance or fire and hazard insurance, we may suffer losses on the related mortgage loans and RMBS.

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

In addition, a significant portion of the loans underlying our RMBS were originated prior to the financial crisis and possess higher than current prevailing interest rates. Accordingly, we may experience higher pre-payment rates even in a rising interest rate environment due to the strong economy and origination profiles of the loans underlying our RMBS.

Interest rate fluctuations may have various negative effects on us and may lead to reduced earnings and increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility may have negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates may harm the credit performance of our assets. We generally seek to hedge some but not all interest rate risks. Our hedging may not work effectively and we may change our hedging strategies or the degree or type of interest rate risk we assume.

Some of the loans and securities we own or may acquire have adjustable-rate coupons (i.e., they may earn interest at a rate that adjusts periodically based on an interest rate index) and some of the subordinate securities we own are entitled to cash flow after the more senior securities have been paid and those senior securities have adjustable-rate coupons. The cash flows we receive from these assets may vary as a function of interest rates, as may the reported earnings generated by these assets. For example, if interest rates increase, the cash flow we receive from securities with adjustable-rate coupons is expected to increase while the cash flow we receive on securities that are subordinate to adjustable-rate securities will decrease. We also acquire loans and securities for future sale, as assets we are accumulating for securitization, or as a longer term investment. We expect to fund assets, loans and securities, with a combination of equity, fixed rate debt and adjustable rate debt. To the extent we use adjustable rate debt to fund assets that have a fixed interest rate (or use fixed rate debt to fund assets that have an adjustable interest rate), an interest rate mismatch could exist and we could, for example, earn less (and fair values could decline) if interest rates rise, at least for a time. We may or may not seek to mitigate interest rate mismatches for these assets with hedges such as swaps and other derivatives and, to the extent we do use hedging techniques, they may not be successful.

Higher interest rates generally reduce the fair value of many of our assets, with the exception of any IOs, MSRs, and adjustable-rate assets we may own. This may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets.

In addition, when short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the Trump administration policies, the U.K. vote to exit the European Union, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, or Eurozone nations may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

We have significant investment and reinvestment risks. Our growth may be limited if assets are not available or not available at attractive prices.

To deploy our capital and reinvest the proceeds from principal repayments we receive on our existing investments, we must invest in or acquire new assets. If the availability of new assets is limited, we may not be able to invest in or acquire assets that will generate attractive returns.  We do not originate residential loans; rather, we rely on the origination market to supply the types of loans we seek to invest in. A significant portion of our portfolio consists of residential mortgage loans originated prior to the financial crisis. In general, the supply for these types of assets has been shrinking. Prepayments, defaults, and loan amortization have reduced the outstanding non-Agency MBS market from a peak of $2.6 trillion in 2007 to $782 billion as of 2017. Accordingly, as the supply of residential credit assets has decreased, investors seeking higher yielding assets has created significant demand for such assets which may make it difficult for us to acquire such loans in the future.

New assets we acquire may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share over time.

We expect that the assets we acquire or invest in may not generate the economic returns and GAAP yields of our existing portfolio. A significant portion of our securitized residential mortgage loans were originated prior to the 2008 financial crisis and have mortgage interest rates exceeding mortgage interest rates currently available to newly originated residential mortgage loans. In addition, subsequent to the 2008 financial crisis, we acquired residential mortgage-back securities at a significant discount and re-securitized those MBS while retaining high-yielding subordinate securities.

In order to maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, and sales. Realized cash flow from new investments could be significantly lower than expected and returns from new investments and acquisitions could be negative. We may also sell assets from time to time as part of our portfolio and capital management strategies. Principal payments, calls, and sales reduce the size of our current portfolio and generate cash for us.

If the assets we invest in or acquire in the future earn lower GAAP yields than do the assets we currently own, our reported earnings per share could decline over time as the older assets are paid down or are sold, assuming comparable expenses, credit costs, and market valuation adjustments.

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

The U.S. Government, through the Federal Housing Administration, or FHA, and the Federal Deposit Insurance Corporation, or FDIC, has implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans and the Home Affordable Modification Program, or HAMP, which provided a detailed, uniform model for one-time modification of eligible residential mortgage loans.  The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. Although HAMP expired on December 31, 2016, federal regulators have continued to encourage the mortgage servicing industry and other stakeholders to develop a continuing framework for loss mitigation. In addition, Fannie Mae and Freddie Mac announced their Flex Modification foreclosure prevention program, which replaced HAMP and took effect in late 2017. These loan modification programs, including future legislative or regulatory actions and amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage loan may affect the value of, and the returns on, our RMBS.  Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any loan modification.

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

Risks Associated With Our Operations

Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to residential mortgage loans. In addition, we have invested in and may in the future invest in mortgage-backed securities issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.

A significant part of our business and growth strategy is to engage in various securitization transactions related to mortgage assets, and such transactions expose us to potentially material risks, including without limitation:

Financing Risk: Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt on a recourse basis to finance the accumulation of residential mortgage loans. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, which may hurt our business or financial results.

Diligence Risk: In addition, in connection with engaging in securitization transactions, we engage in due diligence and underwriting with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. When underwriting or conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third parties. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our underwriting and due diligence efforts may not reveal matters which could lead to losses. If our underwriting process is not robust enough or if we do not conduct adequate due diligence, or the scope of our underwriting or due diligence is limited, we may incur losses. Losses could occur due to the fact that a counterparty that sold us a loan or other asset refuses or is unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale was inaccurate.

Disclosure and Indemnity Risk: When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. Additionally, we typically retain various third-party service providers when we engage in securitization transactions, including underwriters, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization trust. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.

Documentation Defects: In recent years there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans and establish their rights as priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that we sponsored and third-party sponsored securitizations that we hold investments in may experience losses, which could expose us to losses and could damage our ability to engage in future securitization transactions.

Our ability to profitably execute or participate in future securitizations transactions, including, in particular, securitizations of residential mortgage loans, is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations it could have a material adverse impact on our business and financial results.

There are a number of factors that can have a significant impact on whether a securitization transaction that we execute or participate in is profitable to us or results in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators or other financial institutions of retaining residential mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. Declines in the value of a residential mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, and changes in the projected yields required by investors to invest in securitization transactions. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable.

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement, can also impact the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that were are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

In connection with our operating and investment activity, we rely on third parties to perform certain services particularly as it relates to servicing, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

In connection with our business of acquiring loans, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. For example, if loan servicers experience higher volumes of delinquent loans than they have in the past, there is a risk that, as a result, their operational infrastructures may not be able to properly process this increased volume. Many loan servicers have been accused of improprieties in the handling of the loan mitigation and foreclosure processes with respect to residential mortgage loans that have gone into default. To the extent a third party loan servicer fails to fully and properly perform its obligations, loans and securities that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed.

For a majority of the loans that we hold and securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions. Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability in connection with a data breach relating to a sub-servicer or misuse or mismanagement of data by a sub-servicer. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. To the extent any one sub-servicer counterparty services a significant percentage of the loans with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

We also rely on corporate trustees to act on behalf of us in enforcing our rights as security holders. Under the terms of most RMBS we hold, we do not have the right to directly enforce remedies against the issuer of the security, but instead must rely on a trustee to act on behalf of us and other security holders. Should a trustee not be required to take action under the terms of the securities, or fail to take action, we could experience losses.

We utilize third party analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our investments and strategies, we rely heavily on analytical models and information and data supplied by third-parties (“Third Party Data”).  Third Party Data is used to value investments or potential investments and also in connection with hedging our investments.  When Third Party Data proves to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on Third Party Data, especially valuation models, we may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether.  Similarly, any hedging based on faulty Third Party Data may prove to be unsuccessful.  Furthermore, any valuations of our investments that are based on valuation models may prove to be incorrect.

Some of the risks of relying on Third Party Data are particular to analyzing tranches from securitizations, such as RMBS. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

Some of the Third Party Data we use, such as mortgage prepayment models or mortgage default models, are predictive in nature.  The use of predictive models has inherent risks.  For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models we use may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain investments than actual market prices.  Furthermore, since predictive models are usually constructed based on historical data supplied by third-parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods.

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

The majority of our investments in subordinated RMBS are generally in the “first loss” position and our investments in the mezzanine RMBS are generally in the “second loss” position and therefore subject to greater risk of loss.

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

We have invested in and may in the future invest in RMBS backed by collateral pools of subprime residential mortgage loans. ‘‘Subprime’’ mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgaged property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS collateralized by subprime mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

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

When we acquire residential mortgage loans, or the rights to service residential mortgage loans, we come into possession of non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including loan sub-servicers, with third parties interested in acquiring such loans from us or with other third parties, as required or permitted by law. We may be liable for losses suffered by individuals whose personal information is stolen as a result of a breach of the security of the systems that we or third party service providers of ours store this information on, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could exposes us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and exposes us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.

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

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent and sophisticated in our industry and we are and will continue to be from time to time the target of attempted cyber and other security threats. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  We continuously work to install new, and upgrade existing information technology systems and provide employee awareness training around cyber risks but there is no guarantee we will be successful in our efforts.

We also rely heavily on our financial, accounting and other data processing systems.  It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems or any failure to maintain performance, reliability and security of our technical infrastructure.  However, any such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2017 Form 10-K.  A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2017 Form 10-K. These changes could adversely affect the market price of our capital stock and our ability to make distributions to our stockholders.

We may engage in new business initiatives and invest in different types of assets that we are not accustomed to and these activities could expose us to new, different or increased risks.

We continually evaluate new business opportunities and investment strategies that may allow us to diversify our business. We have and may in the future invest in a variety of mortgage-related and other financial assets that may or may not be closely related to our existing business. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our qualification as a REIT or our exemption from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new asset types or businesses, it could have an adverse effect on our business, results of operations and financial condition.

We may invest in securities in the developing Agency risk transfer sector that are subject to mortgage credit risk.

We may invest in securities in the developing Agency risk transfer sector (“CRT Sector”).  The CRT Sector is comprised of the risk sharing transactions issued by Fannie Mae (such transactions, “CAS”) and Freddie Mac (such transactions, “STACR”), and similarly structured transactions arranged by third party market participants.   The securities issued in the CRT Sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.  Currently, CAS and STACR transactions are structured as unsecured and unguaranteed bonds issued by Fannie Mae or Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages originated and guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT Sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities.  The holder of the securities in the CRT Sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Investments in securities in the CRT Sector could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction.

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets

Current Developments in the Residential Mortgage Market May Adversely Affect Our Results of Operations and Financial Condition.

Since the second quarter of 2007, the residential mortgage market in the United States and the United States economy have experienced a variety of difficulties and negative economic conditions that may adversely affect our results of operations and financial condition. Delinquencies and losses with respect to residential mortgage loans increased substantially during this period, and only recently have begun to lessen. Housing prices and appraised values for properties also declined during this period, often severely, after extended periods of significant appreciation.

Price deteriorations and increases in volatility and uncertainty were particularly acute in the case of mortgage securities with underlying mortgage loans that were originated in the periods immediately prior to 2007. In addition, mortgage securities where the underlying mortgage loans were of lower quality or where the mortgage securities were subordinated to other mortgage securities based on the same mortgage loans experienced more significant and adverse price deteriorations and volatility.

The conservatorships of Fannie Mae and Freddie Mac and the current uncertainty regarding the future status of these organizations may adversely affect the real estate market and the value of our real estate assets generally. It remains unclear to what extent the ability of Fannie Mae and Freddie Mac to act as the primary sources of liquidity in the residential mortgage markets, both by purchasing mortgage loans for portfolio and by guaranteeing mortgage-backed securities, may be curtailed.

Although no such legislation is currently pending before Congress, legislation has been proposed in the past in Congress that would wind down Fannie Mae and Freddie Mac over five years, and replace them with a new housing finance system under which a new federal insurance entity would insure mortgage-backed securities (but would not purchase loans), with substantial first loss coverage to be provided by private guarantors who would be able to transfer first loss positions to the capital markets. Similar legislation could be proposed in the future, which underscores the potential for change to Fannie Mae and Freddie Mac. Any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of RMBS and mortgage loans in general.

Comprehensive housing finance reform and the termination of the conservatorships of Fannie Mae and Freddie Mac were not achieved during the Obama Administration and these subjects did not receive significant attention during the 2016 presidential campaign. However, President Donald Trump's Treasury Secretary has made comments that suggested that the subjects of housing finance reform and ending the conservatorships of Fannie Mae and Freddie Mac could be on the agenda for the Trump Administration. Thus, it appears that the subject of comprehensive reform of Fannie Mae and Freddie Mac could receive attention during the Trump Administration.

In addition, federal, state and local authorities have proposed and enacted new legislation, rules and regulations relating to the origination, servicing and bankruptcy treatment of mortgage loans. These initiatives could result in delayed or reduced collections from mortgagors, higher loss severities upon liquidation, limitations on the foreclosure process, generally increased servicing costs and increased illiquidity in the market for mortgage-backed securities.

The global markets have seen an increase in volatility due to uncertainty surrounding the level and sustainability of sovereign debt of certain countries that are part of the European Union as well as the sustainability of the European Union itself. It is uncertain what effects these events will have and what effects any regime change or military action might have on the United States and world financial markets, particular business segments, world commodities prices or otherwise. There can be no assurance that this uncertainty will not lead to further disruption of the credit markets in the United States.

These adverse changes in market and credit conditions collectively have had, and, even if the market stabilizes, may continue to have, the effect of depressing the market values of RMBS generally, and substantially reducing the liquidity of RMBS generally. These developments may result in losses to us by reducing the amount of principal and interest payments owed by borrowers and/or reducing liquidation proceeds in connection with foreclosures following defaults, and reduce the yield and value of RMBS as well as the amount of investment proceeds to which RMBS would indirectly be entitled. In addition, even if market conditions stabilize or improve, the depressing effect of the above adverse changes and conditions on the market value and liquidity of mortgage-backed securities generally may continue for some time.

Market conditions for mortgages and mortgage-related assets as well as the broader financial markets may materially adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  During the financial crisis of 2008, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. This caused significant volatility and losses in the market for mortgages and mortgage-related assets. The 2008 financial crisis impacted investor perception of the risk associated with residential MBS, real estate-related securities and various other asset classes in which we invest, which has continued, in varying degrees through the present.  More recently, concerns over economic growth rates and uncertainty regarding future U.S. monetary policy have contributed to increased interest rate volatility.  As a result of these circumstances, values for residential MBS, real estate-related securities and various other asset classes in which we invest have experienced volatility.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Renewed volatility or deterioration in the broader residential mortgage and MBS markets could materially adversely affect the performance and market value of our investments.

The Policies of the Trump Administration and Related Impacts on the U.S. Economy and Economic Conditions Abroad May Adversely Affect our Business.

The Trump Administration has articulated its intent to make proposals that, if implemented, may result in modifications of existing U.S. trade agreements. Parties linked to the Trump Administration have also expressed an intention to pursue widespread reform of the U.S. mortgage finance system, including the potential restructuring of Fannie Mae and Freddie Mac. These changes may have significant effects on real estate values and prevailing mortgage rates for residential properties. Such changes could lead to increases or decreases in housing inventories based on fluctuations in residential real estate values as well as fluctuations in residential mortgage rates, which could have a significant impact on affordability. In addition, there is considerable uncertainty as to which of these policies, if any, will ultimately be implemented. Finally, ongoing questions with regard to post-election policies could reduce future business investment and consumption patterns, which in turn could adversely affect the mortgagors and, consequently, the yield on our mortgage loans and RMBS.

The Recent Passage of H.R. 1, the Tax Cuts and Jobs Act May Adversely Affect our Business.

On December 22, 2017, H.R. 1, informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted that included changes that could have an adverse impact on the U.S. residential housing market and potentially impact the market value of our investments. The TCJA includes, among other items, the reduction of the deduction of interest on mortgage debt, the limitation on the deduction for state and local taxes and a limitation on property tax deductions, which may reduce home affordability and adversely affect home prices nationally or in local markets. In addition, such changes may increase taxes payable by certain borrowers, thereby reducing their available cash and adversely impacting their ability to make payments, which in turn, could cause losses on our investments.

Impending Exit of the United Kingdom from the European Union May Adversely Affect our Business.

On June 23, 2016, the United Kingdom voted to leave the European Union (the "EU") in a referendum (the "Brexit Vote") and on March 29, 2017, the United Kingdom exercised Article 50 of the Treaty on European Union, which gives a member state the right to withdraw from the EU. The United Kingdom is in negotiation with the remaining EU member states regarding the terms of the United Kingdom's withdrawal from, and the framework for any future relationships with, the remaining member states. Concurrently, the United Kingdom is expected to embark on a process of negotiating certain bilateral trade agreements with other non-EU countries. This period of negotiation is expected to take several years, and although the timing of the United Kingdom's ultimate withdrawal from the EU is not yet known, it is unlikely to be before March of 2019. During this period there is likely to be a continued heightened risk of market instability as well as general legal and regulatory uncertainty.

It is uncertain what effect the United Kingdom's future exit from the EU will have on economic conditions in the United Kingdom, the EU, or globally. This withdrawal could adversely affect United Kingdom, European, or worldwide economic or market conditions and could contribute to uncertainty and instability in global financial markets. Additionally, this withdrawal could significantly impact volatility, liquidity, and/or the market value of securities, including RMBS.

The Brexit Vote has resulted in downgrades of the sovereign rating of the United Kingdom and the Bank of England by S&P Global Ratings ("S&P"), and by Fitch Inc. ("Fitch"). S&P, Fitch and Moody's Investors Service, Inc. ("Moody's") have all placed a negative outlook on the sovereign rating of the United Kingdom and that of the Bank of England, suggesting a strong possibility of further negative rating action. Since the Brexit Vote, there has been volatility and disruption of the capital, currency and credit markets, including the market for asset-backed securities.

Downgrade of Long-term Ratings of Eurozone Nations and the planned exit of the United Kingdom from the European Union May Adversely Affect Our Business.

In response to the economic situation facing countries included in the European Economic and Monetary Union (the "Eurozone"), and based on factors including tightening credit conditions, higher risk premiums on Eurozone sovereigns and disagreement among European policy makers as to how best to address the declining market confidence with respect to the Eurozone, ratings downgrades by various rating agencies on several countries included in the Eurozone and the European Financial Stability Facility have occurred or ratings outlooks have been placed on negative watch. It is not clear if and how these downgrades and negative changes in outlook will impact the market price or the marketability of RMBS, and no assurance can be given that these ratings actions or future ratings actions will not have an adverse effect on the value of RMBS. Some economists, observers and market participants have expressed concern regarding the sustainability of the Eurozone in its current form.

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

Over the past several years, several large financial institutions, including those domiciled in Europe, have experienced financial difficulty and have been either rescued by government assistance or by other large banks or institutions. Some economists, observers and market participants have expressed concern regarding the sustainability of the Eurozone in its current form. In response to the economic situation facing countries included in the Eurozone, and due to factors, such as tightening credit conditions, higher risk premiums on Eurozone sovereigns and disagreement among European policy makers on how to address the declining market confidence in the Eurozone, various rating agencies have downgraded ratings or issued negative outlooks on several countries included in the Eurozone and the European Financial Stability Facility. Some of these financial institutions have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. Any future adverse developments involving major financial institutions or our lenders could affect our ability to borrow and materially adversely affect our business, profitability and liquidity.

In addition, we have entered into repurchase agreements and/or interest rate swaps with six financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. It is possible that the European credit crisis may impact the operations of the U.S. subsidiaries of a European domiciled financial institution. Our financings and operations could be adversely affected by such events.

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

Current market conditions have affected the cost and availability of financing from each of these sources - and their individual providers - to different degrees; some are available but at a high cost, and some are largely unaffected. For example, in the repurchase agreement market, borrowers have been affected differently depending on the type of security they are financing.

The impairment of financial institutions could negatively affect us.  If one or more major market participants fail or otherwise experience a major liquidity crisis, it could adversely affect the marketability of all fixed income securities and this could negatively impact the value of the securities we acquire, thus reducing our net book value.

Furthermore, if any of our lenders or any of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our securities and/or residential mortgage loans at an inopportune time (e.g. when prices are depressed).

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

Certain financing facilities we may enter into contain restrictions, covenants, and representations and warranties that, among other things, may require us to satisfy specified financial, asset quality, loan eligibility and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions by a guarantor, so that if a default occurs under any guaranty agreement, the lenders under our other agreements could also declare a default. The covenants and restrictions we expect in our financing facilities may restrict our ability to, among other things:

•incur or guarantee additional debt;
•make certain investments or acquisitions;
•make distributions on or repurchase or redeem capital stock;
•engage in mergers or consolidations;
•finance mortgage loans with certain attributes;
•reduce liquidity below certain levels;
•grant liens;
•incur operating losses for more than a specified period;
•enter into transactions with affiliates; and
•hold mortgage loans for longer than established time periods.

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

We use repurchase agreements, warehouse facilities and credit facilities to finance our investments. As of December 31, 2017, we had uncommitted repurchase agreements with 27 counterparties for financing our MBS.  Under our repurchase agreements, the counterparty may refuse to advance funds to us.  If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the funding source to provide additional collateral or pay down a portion of the outstanding borrowings. For more information on margin calls and the potential implications to our business, see “We leverage our investments, which may cause margin calls and defaults that would adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.” In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would enable us to satisfy our collateral obligations. This would limit our ability to leverage our assets, which could reduce our return on equity.

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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR as well as adjustable-rate mortgage loans we hold.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into whether the banks that contribute information to the British Bankers’ Association (the “BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

In addition, the mortgage notes in which we invest may reference LIBOR as published in specific publications, and may state that if LIBOR as so published is no longer available, the substitute index will be based on comparable information. The effect of the FCA’s decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes cannot be predicted. In addition, the substitute index that would be chosen for each affected adjustable-rate mortgage, should this occur, as well as the possible choices for such a substitute index that may be available, cannot be predicted. There can be no assurance that borrowers will not object to any such substitute index that may be selected, and the consequences of any such objections also cannot be predicted. If LIBOR in its current form does not survive or if a substitute index is chosen, the market value and/or liquidity of our investments could be adversely affected.

Risks Related To Accounting Matters and our 1940 Act Exemption

Our reported GAAP financial results differ from the taxable income results that impact our dividend distribution requirements and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of taxable income results, which impacts our dividend distribution requirements, and therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

We may generate taxable income in excess of our GAAP income on Non-Agency RMBS purchased at a discount to par value, which may result in significant timing variances in the recognition of income and losses.

We have acquired and may in the future acquire Non-Agency RMBS at prices that reflect significant market discounts on their unpaid principal balances. For financial statement reporting purposes, we generally establish a portion of this market discount as a Non-Accretable Difference. This credit reserve is generally not accreted into income for financial statement reporting purposes. For tax purposes, however, we are not permitted to anticipate, or establish a reserve for, credit losses prior to their occurrence. As a result, the entire market discount is accreted into income in determining taxable income during periods in which no actual losses are incurred. Losses are only recognized for tax purposes when incurred (thus lowering taxable income in periods in which losses are incurred). These differences in accounting for tax and GAAP can lead to significant timing variances in the recognition of income and losses. Taxable income on Non-Agency RMBS purchased at a discount to their par value may be higher than GAAP earnings in early periods (before losses are actually incurred). Because we distribute dividends to our stockholders based on our taxable income, our dividend distributions could exceed our GAAP income in periods during which our taxable income exceeds our GAAP income on Non-Agency RMBS purchased at discount to par value and can be significantly less than GAAP income in periods where losses are realized for tax but were realized for GAAP in prior periods.

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

In addition, the fair value for our assets, liabilities, and hedging instruments can be volatile. The fair values can change rapidly and significantly from a variety of factors, including changes in interest rates, credit performance, perceived risk, supply, demand, and actual and projected cash flows and prepayments.  Decreases in fair value may not necessarily be the result of deterioration in future cash flows. Moreover, fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings as a result of OTTI, or book value as a result of increases in unrealized losses.

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

Changes in the fair values of our assets, liabilities, and derivatives can have various negative effects on us, including reduced earnings, increased earnings volatility, and volatility in our book value.

Fair values for our assets and liabilities, including derivatives, can be volatile and our revenue and income can be impacted by changes in fair values. The fair values can change rapidly and significantly and changes can result from changes in interest rates, perceived risk, supply, demand, and actual and projected cash flows, prepayments, and credit performance. A decrease in fair value may not necessarily be the result of deterioration in future cash flows. Fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings and book value.

For GAAP purposes, we may mark to market some, but not all, of the assets and liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and many of our derivatives are reflected in our Consolidated Statement of Operations. Assets that are funded with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our Consolidated Statement of Operations at a reduced market price relative to its cost basis, our reported earnings will be reduced.

Our loan sale profit margins are generally reflective of gains (or losses) over the period from when we identify a loan for purchase until we subsequently sell or securitize the loan. These profit margins may encompass elements of positive or negative market valuation adjustments on loans, hedging gains or losses associated with related risk management activities, and any other related transaction expenses; however, under GAAP, the differing elements may be realized unevenly over the course of one or more quarters for financial reporting purposes, with the result that our financial results may be more volatile and less reflective of the underlying economics of our business activity.

Our calculations of the fair value of the securities, loans, MSRs, derivatives, and certain other assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment.

We report the fair values of securities, loans, MSRs, derivatives, and certain other assets on our consolidated balance sheets. In computing the fair values for these assets we may make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. For further information regarding our assets recorded at fair value see Note 5 to the Financial Statements within this 2017 Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the immediately following risk factor.

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

Certain of our subsidiaries may rely on Section 3(c)(7) for their 1940 Act exemption and, therefore our interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether we pass the 40% test.

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

•	the ability of the homeowner to rescind, or cancel, the loan;

•	the inability of the holder of the loan to collect some or all of the principal and interest otherwise due on the loan;

•	the right of the homeowner to collect a refund of amounts previously paid (which may include amounts financed by the loan), or to set off those amounts against his or her future loan obligations; and

•	the liability of the servicer and/or the owner of the loan for actual damages, statutory and/or punitive damages, civil or criminal penalties, costs and attorneys’ fees.

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

Furthermore, the volume of new and modified laws and regulations at both the federal and state levels have increased in recent years. For example, the Dodd-Frank Act, which was signed into law in 2010, established the Consumer Financial Protection Bureau (“CFPB”), which administers a variety of federal consumer financial laws and has broad authority to prohibit covered persons and their service providers from engaging in unfair, deceptive or abusive acts or practices (“UDAAP”).  Furthermore, Title XIV of the Dodd-Frank Act (known as the Mortgage Reform and Anti-Predatory Lending Act), imposed new consumer financial protection mandates and has led to the promulgation of numerous rules by the CFPB that address a variety of topics related to the origination and servicing of mortgage loans, including, but not limited to, loan originator compensation, ability-to-repay and qualified mortgage standards, mortgage origination disclosures, appraisals, escrow accounts, mortgage servicing practices, high-cost mortgages, and appraisals. For additional discussion regarding the potential impact of the regulatory environment see “Financial regulatory reforms and additional proposed regulations could have a significant impact on the securitization transactions or on the value of the mortgage-backed securities.” For example, the federal Home Ownership and Equity Protection Act of 1994, commonly known as HOEPA, prohibits inclusion of certain provisions in residential mortgage loans that have annual percentage rates, points and fees, or prepayment penalties in excess of prescribed levels and requires that borrowers be given certain disclosures before origination.  The Dodd-Frank Act amended HOEPA to enhance its protections by expanding the types of loans covered by HOEPA, lowering the interest rate and points and fees thresholds so that more loans are considered HOEPA loans, imposing a new threshold for prepayment penalties, and imposing additional restrictions on HOEPA loans.

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

Any of these preceding examples could result in delays and/or reductions in receipts of amounts due on the loans we intend to purchase, negatively affecting our income and operating results.

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

The Dodd Frank Act includes new authority, mentioned above, to take any actions against covered persons or service providers found to have committed or to have been engaging in UDAAPs in connection with mortgage loans and other transactions, and that authority extends to any person that knowingly or recklessly provides substantial assistance to those persons or providers.

If other courts or regulators take similar actions, investment banks and investors in residential and commercial mortgage loans and RMBS like us might face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies or securitizers with which they do business, or they might be prohibited from foreclosing on loans they purchased.  Some investment banks may charge more for warehouse lending and reduce the prices they pay for loans to build in the costs of this potential litigation or exit the business entirely, thereby increasing our cost of borrowing.  Any such actions by courts and regulators, and any such increases in our costs of borrowing, could, in turn, have a material adverse effect on our results of operations, financial condition, and business prospects.

We are required to obtain various state licenses in order to purchase mortgage loans in the secondary market and there is no assurance we will be able to obtain or maintain those licenses.

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. As a result, we could be delayed in conducting certain business if we were first required to obtain a state license. We cannot assure you that we will be able to obtain all of the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued, we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring residential mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring residential mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

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

More recently, the Court of Special Appeals of Maryland, the intermediate appellate court in that state, recently held that a party who authorizes a foreclosure trustee to initiate a foreclosure action on a deed of trust that was in default at the time it was acquired must be licensed as a collection agency in the state under the Maryland Collection Agency Licensing Act (the "MCALA") before filing the foreclosure lawsuit, and that this licensing requirement applies to trusts formed outside of Maryland. As a result, a foreclosure action initiated in Maryland by a non-licensed collection agency could be held to be invalid. While there is additional case law pending in the State of Maryland that could materially impact or reverse this decision, the inability to realize on defaulted residential mortgage loans through foreclosure may result in a lower return on our loans and RMBS.

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

Finally, the laws of some states require foreclosing lenders to give special notices to tenants in properties on which the lenders are foreclosing on, or to permit the tenants to remain in the property for a period of time following the foreclosure.

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

Statements made by the Trump Administration have suggested that the Trump Administration may take steps to change or repeal certain aspects of the Dodd-Frank Act and its associated rules and regulations. Also, the Financial CHOICE Act proposed by the House Financial Services Committee contains a number of provisions that would scale back or repeal certain aspects of the Dodd-Frank Act, including provisions that would (1) exempt banks from the more restrictive Dodd-Frank regulations if they hold the equivalent of 10% of their assets in capital; (2) repeal the authority of the Financial Stability Oversight Council to designate nonbanking institutions as “systemically important financial institutions”; (3) repeal the Volker Rule; and (4) reform the CFPB, including making it a bipartisan commission that is subject to congressional appropriations. The structure of the CFPB has also been the subject of litigation. In January 2018, the United States Court of Appeals for the District of Columbia Circuit held in an en banc decision that the CFPB’s single-director “removable only for cause” structure is constitutional. PHH Corporation, et al,. v. Consumer Financial Protection Bureau, No. 15-1177 (D.C. Cir., January 31, 2018). PHH has 90 days to appeal the en banc decision to the Supreme Court. It remains uncertain whether any changes to the CFPB’s structure may be adopted or required, whether any proposed legislation may be enacted, how such changes or legislations or the relevant court decisions may be interpreted and enforced, and how they may affect the mortgage-backed securities market in general, and specifically, our business, the assets held by us, or our financial conditions.

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

Governmental Actions May Limit the Ability of a Servicer to Foreclose

Certain governmental entities have considered various programs to assist homeowners in certain jurisdictions who are obligated on residential mortgage loans with outstanding balances in excess of the market value of the mortgaged properties, including possible authorization to acquire any such mortgage loans by voluntary purchase or eminent domain and to modify those mortgage loans to allow homeowners to continue to own and occupy their homes. There is little indication as to whether any particular governmental entity will take steps to acquire any mortgage loans under such programs, whether any mortgage loans sought to be purchased will be mortgage loans held in securitization trusts, what purchase price would be paid for any such mortgage loans, and whether any governmental entities may ultimately pass such legislation.

The existing “right of redemption” in certain states may limit the ability of a servicer to sell (or cause the sale of), or prevent the servicer from selling (or causing the sale of), a foreclosed property at what would otherwise be an appropriate time for sale. In some states, after sale pursuant to a deed of trust or foreclosure of a mortgage, the mortgagor and foreclosed junior lienors are given a statutory period in which to redeem the property from the foreclosure sale. In other states, including California, this right of redemption applies only to sales following judicial foreclosure, and not to sales pursuant to a non-judicial power of sale. In most states where the right of redemption is available, statutory redemption may occur upon payment of the foreclosure purchase price, accrued interest and taxes. In other states, redemption may be authorized if the prior mortgagor pays only a portion of the sums due. The effect of a statutory right of redemption is to diminish the ability of the lender to sell the foreclosed property. The exercise of a right of redemption would defeat the title of any purchaser from the lender subsequent to foreclosure or sale under a deed of trust. Consequently, the practical effect of the right of redemption is to force the lender to retain the property and pay the expenses of ownership until the redemption period has run.

In addition to the foregoing developments, the existing “right of redemption” in certain states may limit the ability of a servicer to sell (or cause the sale of), or prevent the servicer from selling (or causing the sale of), a foreclosed property at what would otherwise be an appropriate time for sale. In some states, after sale pursuant to a deed of trust or foreclosure of a mortgage, the mortgagor and foreclosed junior lienors are given a statutory period in which to redeem the property from the foreclosure sale. In other states, including California, this right of redemption applies only to sales following judicial foreclosure, and not to sales pursuant to a non-judicial power of sale. In most states where the right of redemption is available, statutory redemption may occur upon payment of the foreclosure purchase price, accrued interest and taxes. In other states, redemption may be authorized if the prior mortgagor pays only a portion of the sums due. The effect of a statutory right of redemption is to diminish the ability of the lender to sell the foreclosed property. The exercise of a right of redemption would defeat the title of any purchaser from the lender subsequent to foreclosure or sale under a deed of trust. Consequently, the practical effect of the right of redemption is to force the lender to retain the property and pay the expenses of ownership until the redemption period has run.

These and similar laws, regulations and rules are likely to result in delays in the foreclosure process and increased servicing costs and may result in delays in the payments to investors. We bear the risk that future regulatory and legal developments may result in situations where principal and interest received or advanced on the mortgage loans in which we invest, together with any liquidation proceeds received on liquidated mortgage loans, are insufficient to pay one or more classes of investments all principal and interest to which they are entitled. The effect on our investments will likely be more severe if these future legal and regulatory developments occur in one or more states in which there is a significant concentration of mortgaged properties.

Homeowner Association Super Priority Liens, Special Assessment Liens and Energy Efficiency Liens May Take Priority Over the Mortgage Liens

In some states, it is possible that the first lien of mortgage may be extinguished by super priority liens of homeowner associations, potentially resulting in a loss of the mortgage loan’s outstanding principal balance. In at least twenty (20) states,

Homeowner Association (“HOA”) assessment liens can take priority over first lien mortgages under certain circumstances. The number of these so called “super lien” states has increased in the past few decades and may increase further. The laws of these “super lien” states that provide for HOA super liens vary in terms of: (i) the duration of the priority period (with many at six months and some with no limitations); (ii) the assessments secured by the HOA lien (charges can include not only unpaid HOA assessments, but also late charges, collection costs, attorney fees, foreclosure costs, fines, and interest); (iii) whether the HOA must give lenders with liens encumbering the mortgaged property notice of the homeowner’s failure to pay the assessment; and (iv) the statute of limitations on HOA foreclosure rights.

If an HOA, or a purchaser of an HOA super lien, completes a foreclosure on an HOA super lien on a mortgaged property, the mortgage lien could be extinguished. In those instances, we could suffer a loss of the entire outstanding principal balance of the mortgage loan, plus interest. A servicer might be able to attempt to recover on an unsecured basis by suing the borrower personally for the balance, but recovery in these circumstances will be problematic if the borrower has no meaningful assets to recover against.

Mortgaged properties securing the mortgage loans in which we invest may be subject to the lien of special property taxes and/or special assessments. These liens may be superior to the liens securing the mortgage loans, irrespective of the date of the mortgage. In some instances, individual borrowers may be able to elect to enter into contracts with governmental agencies for Property Assessed Clean Energy (“PACE”) or similar assessments that are intended to secure the payment of energy and water efficiency and distributed energy generation improvements that are permanently affixed to their properties, possibly without notice to or the consent of the mortgagee. These assessments may also have lien priority over the mortgages securing the mortgage loans. No assurance can be given that any mortgaged property so assessed will increase in value to the extent of the assessment lien. Additional indebtedness secured by the assessment lien would reduce the amount of the value of the mortgaged property available to satisfy the affected mortgage loan.

The increasing number of proposed federal, state and local laws may increase our risk of liability with respect to certain mortgage loans, may include judicial modification provisions and could increase our cost of doing business.

The United States Congress and various state and local legislatures are considering legislation, which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan and servicing origination process, and would allow judicial modification of loan principal in the event of personal bankruptcy.  We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business.  For example, the California Homeowner Bill of Rights, which became effective on January 1, 2013, imposes obligations and potential liabilities on investors, master servicers, servicers and subservicers, including anti-blight and tenant protection provisions.  We are evaluating the impact of these initiatives on our portfolio and results of operations.  As a result of these and other initiatives, we are unable to predict whether federal, state or local authorities will require changes in our practices in the future or in our portfolio.  These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process, or if the principal amount of loans we own or are in RMBS pools we own are modified in the personal bankruptcy process.

Risks Related To Our Capital Stock

The market price and trading volume of our shares of capital stock may be volatile.

The market price of shares of our capital stock, including our common and preferred stock, may be highly volatile and could be subject to wide fluctuations.  In addition, the trading volume in our shares of capital stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of capital stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common and preferred stock include those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in the information incorporated and deemed to be incorporated by reference herein, as well as:

•	actual or anticipated variations in our quarterly operating results or business prospects;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	an inability to meet or exceed securities analysts' estimates or expectations;

•	increases in market interest rates;

•	hedging or arbitrage trading activity in our shares of common stock;

•	capital commitments;

•	changes in market valuations of similar companies;

•	changes in valuations of our assets;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of management personnel;

•	actions by institutional shareholders, including large block sales at a discount;

•	speculation in the press or investment community;

•	yields on our capital stock as compared to yields on other financial instruments;

•	changes in our distribution policy;

•	regulatory changes affecting our industry generally or our business;

•	general market and economic conditions; and

•	future sales of our shares of common and preferred stock or securities convertible into, or exchangeable or exercisable for, our shares of common and preferred stock.

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

Under Maryland law, no distributions on stock may be made if, after giving effect to the distribution, (i) the corporation would not be able to pay the indebtedness of the corporation as such indebtedness becomes due in the usual course of business or (ii) except in certain limited circumstances when distributions are made from net earnings, the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter provides otherwise (which our charter does, with respect to the Series A and B Preferred Stock), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Nevertheless, we intend to make distributions on our capital stock on a quarterly basis out of assets legally available to our stockholders in amounts, with respect to our preferred stock equal to the stated dividend thereon and with respect to our common stock such that all or substantially all of our REIT taxable income in each year is distributed. Our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein.  All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.

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

A change in any one of these factors could affect our ability to make distributions. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient for us to make distributions on the Series A and B Preferred Stock and on our common stock or for us to make year-to-year increases in cash distributions on our common stock.

Our charter and bylaws contain provisions that may inhibit potential acquisition bids that stockholders may consider favorable, and the market price of our capital stock may be lower as a result.

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

Holders of our Series A or Series B Preferred Stock have limited voting rights.

The voting rights of holders of Series A and Series B Preferred Stock will be limited. Our common stock is the only class of our securities that currently carries full voting rights. Holders of Series A and Series B Preferred Stock may vote only (i) to elect, voting together as a single class, with holders of parity stock having similar voting rights, including holders of Series A and Series B Preferred Stock, two additional directors to our board of directors in the event that six full quarterly dividends (whether or not consecutive) payable on the Series A and Series B Preferred Stock are in arrears, (ii) on amendments to our charter, including the articles supplementary designating the Series B Preferred Stock, that materially and adversely affect the rights of the holders of Series B Preferred Stock or (iii) to authorize or create, or increase the authorized or issued amount of, additional classes or series of Senior Stock.

Our Series A and Series B Preferred Stock ranks junior to our existing and future indebtedness and any senior stock we may issue in the future and may be diluted by the issuance of additional shares of preferred stock and by other transactions.

Our Series A and Series B Preferred Stock ranks junior to all of our existing and future indebtedness and any class or series of stock we may issue in the future that by its terms ranks senior to the Series A and Series B Preferred Stock with respect to the payment of dividends and the distribution of assets in the event of our liquidation, dissolution or winding up (“Senior Stock”)
and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. In the event of our bankruptcy, liquidation or dissolution or the winding-up of our affairs, our assets will be available to pay obligations on the Series A and Series B Preferred Stock only after all of our indebtedness and other liabilities have been paid. In addition, the Series A and Series B Preferred Stock would effectively rank junior to all indebtedness and other liabilities of any existing or future subsidiaries. Such subsidiaries are or would be separate legal entities and have or will have no legal obligation to pay any amounts to us in respect of dividends due on the Series A and Series B Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A and Series B Preferred Stock then outstanding. We may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A and Series B Preferred Stock. Other than limited conversion rights afforded to holders of Series A and Series B Preferred Stock that may become exercisable in connection with certain changes of control, none of the provisions relating to the Series A and Series B Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of Series A and Series B Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, so long as the rights of the holders of Series A and Series B Preferred Stock are not materially and adversely affected.

We may not be able to pay dividends or other distributions on our Series A and Series B Preferred Stock.

Under Maryland law, no distributions on stock may be made if, after giving effect to the distribution, (i) the corporation would not be able to pay the indebtedness of the corporation as such indebtedness becomes due in the usual course of business or (ii) except in certain limited circumstances when distributions are made from net earnings, the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter provides otherwise (which our charter does, with respect to the Series A and the Series B Preferred Stock), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. There can be no guarantee that we will have sufficient cash to pay dividends on the Series A and the Series B Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this prospectus supplement and the accompanying prospectus or incorporated by reference in this prospectus supplement and in the accompanying prospectus were to occur. In addition, payment of our dividends depends upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on the Series A Preferred Stock, the Series B Preferred Stock and on our common stock, to pay our indebtedness or to fund our other liquidity needs.

If our common stock is delisted, the ability to transfer or sell shares of the Series A and Series B Preferred Stock may be limited and the market value of the Series A and Series B Preferred Stock will likely be materially adversely affected.

Other than in connection with a change of control event, the Series A and Series B Preferred Stock do not contain provisions that are intended to protect holders if our common stock is delisted from the NYSE. Since the Series A and Series B Preferred Stock have no stated maturity date, holders may be forced to hold shares of the Series A and Series B Preferred Stock and receive stated dividends on the Series A and Series B Preferred Stock when, as and if authorized by our board of directors and declared and paid by us with no assurance as to ever receiving the liquidation value thereof. In addition, if our common stock is delisted from the NYSE, it is likely that the Series A and Series B Preferred Stock will be delisted from the NYSE as well. Accordingly, if our common stock is delisted from the NYSE, the ability to transfer or sell shares of the Series A and Series B Preferred Stock may be limited and the market value of the Series A and Series B Preferred Stock will likely be materially adversely affected.

Certain foreign laws may make it more difficult for us to sell securities, or for individuals to hold such securities, in some jurisdictions.

In recent years, the European Commission has outlined certain initiatives that are intended to improve retail investor protection. These initiatives include, among others, the Alternative Investment Fund Managers Directive (“AIFMD”) and Packaged Retail Investment Products (“PRIPs”). These and other initiatives have increased compliance, disclosure and other obligations in some foreign jurisdictions, which could adversely impact our ability to expand our security-holder base in these markets.

Further, these and other regulations may make it difficult, or impossible, for individuals to buy or hold our securities in certain foreign jurisdictions, which would severely limit an individual’s ability to invest in our company.

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

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investments in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualifying real estate assets, and stock in one or more TRSs) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs.  If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

We elected to be treated as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2007 and expect to continue to operate so as to qualify as a REIT. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income at regular corporate income tax rates (at a 35% rate through 2017 and a 21% rate in subsequent years). We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

Our taxable income may substantially exceed our net income as determined by GAAP.  As an example, realized capital losses may be included in our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. This may be more likely under the new rules regarding the timing of income on debt securities that apply beginning in 2018 (or, with respect to debt securities with original issue discount, 2019). To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year.  In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.  Moreover, our ability to distribute cash may be limited by available financing facilities.  Therefore, our dividend payment level may fluctuate significantly, and, under some circumstances, we may not pay dividends at all.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any taxable income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRS after-tax net income would be available for distribution to us but would not be required to be distributed to us. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In certain circumstances the ability of our TRSs to deduct net interest expense may be limited. Any of these taxes would decrease cash available for distribution to our stockholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the TCJA, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

Our inability to deduct for tax purposes compensation paid to our executives could require us to increase our distributions to stockholders or pay entity level taxes in order to maintain REIT status.

Section 162(m) of the Internal Revenue Code of 1986, as amended, prohibits publicly held corporations from taking a tax deduction for annual compensation in excess of $1 million paid to any of the corporation’s “covered employees.”  Prior to the enactment of the TCJA, a publicly held corporation’s covered employees included its chief executive officer and three other most highly compensated executive officers (other than the chief financial officer), and certain “performance-based compensation” was excluded from the $1 million cap.  The TCJA made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017.  These changes include, among others, expanding the definition of “covered employee” to include the chief financial officer and repealing the performance-based compensation exception to the $1 million cap, subject to a transition rule for remuneration provided pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after that date.  The TCJA also added that once an individual becomes a covered employee after December 31, 2016, that individual will remain a covered employee for all future years including after termination or death.

Since we qualify as a REIT under the Internal Revenue Code and we are generally not subject to federal income taxes, if compensation did not qualify for deduction under Section 162(m), the payment of compensation that fails to satisfy the requirements of Section 162(m) would not have a material adverse consequence to us, provided we continue to distribute 100% of our taxable income. In the future, if we make compensation payments subject to Section 162(m) limitations on deductibility, we may be required to make additional distributions to shareholders or pay entity level tax to comply with REIT requirements.

Any such compensation allocated to our taxable REIT subsidiaries whose income is subject to federal income tax would result in an increase in income taxes due to the inability to deduct such compensation.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our capital stock.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. The TCJA significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their stockholders. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2017, we do not own any property.  Our executive and administrative office is located in leased space at 520 Madison Avenue, 32nd Floor, New York, New York 10022, telephone (212) 626-2300. We believe that this space is suitable and adequate for our current needs.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007.  As of January 31, 2018, we had 187,809,432 shares of common stock issued and outstanding which were held by 252 holders of record. The following tables set forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the NYSE composite tape and the cash dividends declared per share of our common stock.

	Stock Price
	High	Low	Close
Quarter Ended December 31, 2017	$19.23	$17.73	$18.48
Quarter Ended September 30, 2017	$19.72	$18.36	$18.92
Quarter Ended June 30, 2017	$20.83	$17.76	$18.63
Quarter Ended March 31, 2017	$20.41	$17.09	$20.18

Quarter Ended December 31, 2016	$17.64	$14.80	$17.02
Quarter Ended September 30, 2016	$16.91	$15.66	$15.95
Quarter Ended June 30, 2016	$15.77	$13.48	$15.70
Quarter Ended March 31, 2016	$14.22	$11.39	$13.59

Common Dividends Declared Per Share
Quarter Ended December 31, 2017	$0.50
Quarter Ended September 30, 2017	$0.50
Quarter Ended June 30, 2017	$0.50
Quarter Ended March 31, 2017	$0.50

Quarter Ended December 31, 2016	$0.50
Quarter Ended September 30, 2016	$0.48
Quarter Ended June 30, 2016	$0.48
Quarter Ended March 31, 2016	$0.98

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

The Board of Directors declared dividends of $2.00 and $2.44 per share during 2017 and 2016, respectively.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs. The comparison is for the period from December 31, 2012 to December 31, 2017 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock and each of the two other indices on December 31, 2012.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Chimera	100	133	163	160	234	282
S&P 500 Index	100	132	150	153	171	208
BBG REIT Index	100	98	117	105	128	155

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

The following table provides information as of December 31, 2017 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	—	—	6,200,767
Equity Compensation Plans Not Approved by Stockholders (1)	—	—	—
Total	—	—	6,200,767
(1) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

The following selected financial data are as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto contained in Part IV, Financial Statements, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, included elsewhere in this 2017 Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Non-Agency Mortgage-Backed Securities	$2,851,316	$3,330,063	$3,675,841	$3,404,149	$3,774,463
Agency Mortgage-Backed securities	$4,364,828	$4,167,754	$6,514,824	$8,441,522	$1,997,578
Securitized loans held for investment, net of allowance for loan losses	$—	$—	$—	$626,112	$783,484
Loans held for investment, at fair value	$13,678,263	$8,753,653	$4,768,416	$4,699,215	$—
Total assets	$21,222,070	$16,684,908	$15,344,646	$19,155,005	$6,936,081
Repurchase agreements	$7,250,452	$5,600,903	$7,439,339	$8,455,381	$1,658,561
Securitized debt, collateralized by Non-Agency RMBS	$205,780	$334,124	$529,415	$704,915	$933,732
Securitized debt, loans held for investment	$—	$—	$—	$521,997	$669,981
Securitized debt at fair value, loans held for investment	$9,388,657	$6,941,097	$3,720,496	$3,868,366	$—
Total liabilities	$17,587,093	$13,561,375	$12,398,458	$15,547,315	$3,604,571
Shareholders' equity	$3,634,977	$3,123,533	$2,946,188	$3,607,690	$3,331,510
Book value per common share	$16.85	$15.87	$15.70	$17.55	$16.21
Number of shares outstanding	187,809,288	187,739,634	187,711,868	205,546,144	205,525,247

Consolidated Statements of Operations Highlights
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Interest income	$1,138,758	$934,068	$872,737	$687,795	$511,783
Income expense	$532,748	$347,857	$259,365	$147,785	$101,999
Net interest income	$606,010	$586,211	$613,372	$540,010	$409,784
Net income	$524,668	$551,943	$250,349	$589,205	$362,686
Income per share-basic	$2.62	$2.93	$1.25	$2.87	$1.77
Core earnings per basic common share (1)	$2.34	$2.42	$2.37	$2.14	$1.69
Average shares-basic	187,780,355	187,728,634	199,563,196	205,450,095	205,418,876
Dividends declared per share (2)	$2.00	$2.44	$1.92	$1.80	$2.80
(1) See discussion of Core Earnings per basic common share in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) For applicable period as reported in our earnings announcements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2017 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2017 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Executive Summary

We are an internally managed REIT engaged in the business of investing, on a leveraged basis, in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS and real estate related securities.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We focus our investment activities primarily on acquiring residential mortgage loans and on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At December 31, 2017, based on the amortized cost balance of our interest earning assets, approximately 67% of our investment portfolio was residential mortgage loans, 22% of our investment portfolio was Agency MBS and 11% of our investment portfolio was Non-Agency RMBS, respectively. At December 31, 2016, based on the amortized cost balance of our interest earning assets, approximately 56% of our investment portfolio was residential mortgage loans, 28% of our investment portfolio was Agency MBS and 16% of our investment portfolio was Non-Agency RMBS, respectively.

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

We use leverage to increase returns and to finance the acquisition of our assets. Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We expect to finance our investments using a variety of financing sources including, when available, securitizations, warehouse facilities, repurchase agreements and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

Under the U.S. credit risk retention rules that became effective on December 24, 2015, for transactions which we sponsor we have committed to consolidate the loans and retain a meaningful investment for a minimum of five years. Our credit investments are generally structurally locked out from pre-payments resulting in a high yielding longer duration credit portfolio.

Market Conditions and our Strategy

There are several key factors that impact our financial results, including the interest rate environment and changes in LIBOR rates, U.S. unemployment rates and residential home prices, as well as residential mortgage origination and refinance activity. The interest rate environment is sensitive to actual and anticipated US Federal Reserve actions, availability of adequate and efficient financing sources, rate volatility as well as other market factors. We have operated over the past several years and continue to operate in a volatile interest rate environment.

2017 was marked by rising global equities as growth was seen in many economies and US markets continued their optimism post 2016 U.S. Presidential election on the hopes of reduced regulations and tax reform, which passed in December. Despite lower unemployment and growth, US inflation has been tame along with low equity volatility. In 2017, the S&P 500 increased 19% while the 10-year Treasury was essentially flat and the Fed Funds Target Rate increased 75 basis points. Although the 10-year Treasury was essentially flat from the beginning of 2017 to the end, it hit a high of 2.63% and hit a low of 2.04% during the year.

The Federal Reserve continued their plan of increasing short term rates, increasing the Fed Funds Target rate three times in 2017 with rate hikes in March, June and December. Generally, fixed income investments do not perform well in a rising rate environment, but in 2017, spreads compressed and the values of mortgage-backed fixed income securities largely increased during the year as investor demand remained strong.

2017 also included several weather-related storms and natural disasters that had an impact on the residential housing market. In August 2017, Hurricane Harvey made landfall in the States of Texas and Louisiana, and in September 2017, Hurricane Irma made landfall in the State of Florida, in each case causing extensive flooding and other heavy damage in certain parts of such states, as well as in parts of Georgia and South Carolina. California experienced destructive wildfires through many parts of the state during 2017, which caused damage to many residential homes. We do not expect these events to ultimately have a significant impact to our condensed consolidated financial statements.

In 2017, we continued to invest in residential credit assets, which tend to be less interest rate sensitive than Agency RMBS. During 2017, we added approximately $4.9 billion of investments to our residential mortgage loan portfolio, bringing the total to $13.7 billion or 64% of total assets as of December 31, 2017. We also added $621 million to our Agency CMBS portfolio bringing our total Agency CMBS portfolio to $1.9 billion at December 31, 2017.

Our book value per common share was $16.85 as of December 31, 2017 up from $15.87 as of December 31, 2016 driven by continued strength in the residential credit markets. The Case-Shiller index shows strength and increasing values in US home prices while US mortgage rates continue to stay at historical low level which has supported home affordability and home purchases activity. Further supporting the US housing market, the US unemployment rates continue to decline which has provided improved stability.

While the rate environment and investor demand was supportive of the value of the assets in our portfolio, the increase in short-term rates has increased our economic interest expense and the cost to finance our portfolio. We added to our interest earning assets in 2017, growing from an average of $14.6 billion in 2016 to $18.0 billion in 2017 and maintained a similar yield year over year. The growth in our interest earning assets has helped to grow 2017 interest income by 22% or $205 million over 2016. Our average interest-bearing liabilities are up from $12.7 billion to $15.5 billion and economic borrowing costs are up approximately 50 basis points. In 2017, we increased our book value and net interest income despite a rising rate environment.

Given the economic environment, we continue to seek high yielding investment opportunities that will deliver a durable dividend to our shareholders while managing risk and safeguarding book value.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the year ended December 31, 2017, 2016 and 2015.

Net Income
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net interest income:
Interest income (1)	$1,138,758	$934,068	$872,737
Interest expense (2)	532,748	347,857	259,365
Net interest income	606,010	586,211	613,372
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(5,169)	(9,589)	(8,700)
Portion of loss recognized in other comprehensive income	(56,687)	(48,398)	(58,744)
Net other-than-temporary credit impairment losses	(61,856)	(57,987)	(67,444)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	47,976	50,093	67,385
Realized gains (losses) on terminations of interest rate swaps	(16,143)	(60,616)	(98,949)
Net realized gains (losses) on derivatives	(25,645)	(44,886)	(83,073)
Net gains (losses) on derivatives	6,188	(55,409)	(114,637)
Net unrealized gains (losses) on financial instruments at fair value	111,410	59,552	(158,433)
Net realized gains (losses) on sales of investments	9,123	18,155	77,074
Gain (loss) on deconsolidation	—	—	(256)
Gains (losses) on extinguishment of debt	(35,274)	(477)	(5,930)
Total other gains (losses)	91,447	21,821	(202,182)
Other income:
Other income	—	95,000	—
Total other income	—	95,000	—

Other expenses:
Management fees (net of recoveries)	—	—	17,703
Compensation and benefits	30,212	26,901	10,544
General and administrative expenses	17,650	17,516	31,633
Servicing fees	41,690	31,178	25,244
Deal expenses	21,273	17,424	8,272
Total other expenses	110,825	93,019	93,396
Income (loss) before income taxes	524,776	552,026	250,350
Income taxes	108	83	1
Net income (loss)	$524,668	$551,943	$250,349

Dividend on preferred stock	33,484	2,449	—

Net income (loss) available to common shareholders	$491,184	$549,494	$250,349

Net income (loss) per share available to common shareholders:
Basic	$2.62	$2.93	$1.25
Diluted	$2.61	$2.92	$1.25

Weighted average number of common shares outstanding:
Basic	187,780,355	187,728,634	199,563,196
Diluted	188,287,320	188,024,838	199,650,177

Dividends declared per share of common stock	$2.00	$2.44	$1.92

(1) Includes interest income of consolidated VIEs of $914,022, $678,623 and $575,715 for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $390,858, $249,708 and $191,922 for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Years Ended December 31, 2017, 2016, and 2015.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Our net income available to common shareholders decreased by $58 million to $491 million, or $2.62 per average basic common share, for the year ended December 31, 2017 as compared to $549 million, or $2.93 per average basic common share, for the year ended December 31, 2016. The decrease in net income available to common shareholders for the year ended December 31, 2017 is primarily due to a decrease in other income of $95 million, which was a one-time receipt of additional remedies against other parties in the first quarter of 2016, an increase in losses on debt extinguishment of $35 million and an increase in preferred stock dividend of $31 million. These decreases to net income were offset in part by an increase in unrealized gains on financial instruments at fair value of $52 million and an increase in unrealized gains on derivatives of $44 million, compared to the same period of 2016.

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

Interest Income

The changes in our interest income for the year ended December 31, 2017, as compared to the same period of 2016, are primarily driven by the repositioning of our balance sheet by adding residential mortgage loans and decreasing our investments in Non-agency RMBS. These changes have impacted interest income for the years as follows.

Interest income increased by $205 million, or 22%, to $1.1 billion for the year ended December 31, 2017, as compared to$934 million for the same period of 2016. The increase was primarily due to an increase in interest income earned on residential mortgage loans of $260 million as compared to the same period of 2016. This increase was offset in part by lower interest income on our Agency MBS of $30 million and Non-agency RMBS transferred to consolidated VIEs of $18 million, compared to the same period of 2016 as we have reduced our Agency MBS and Non-agency RMBS since 2016.

Interest income increased by $61 million, or 7%, to $934 million for the year ended December 31, 2016, as compared to $873 million for the same period of 2015. The increase was primarily due to an increase in interest income earned on residential mortgage loans of $128 million as compared to the same period of 2015. This increase was offset in part by lower interest income on our Agency MBS of $57 million as compared to the same period of 2015.

Interest Expense

Interest expense increased by $185 million, or 53%, to $533 million for the year ended December 31, 2017, as compared to $348 million for the same period of 2016. The increase was primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $143 million and repurchase agreements collateralized by RMBS from loan securitization of $41 million, which were driven primarily by higher securitized debt and repurchase agreements collateralized by loan balances compared to the same period of 2016. Interest expense is also higher as a result of higher interest rates compared to 2016. LIBOR rates have increased during the year ended 2017 following the increases in the Federal fund rate in December 2016, March 2017, June 2017 and December 2017.

Interest expense increased by $89 million, or 34%, to $348 million for the year ended December 31, 2016, as compared to $259 million for the same period of 2015. The increase was primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $82 million and increased interest expense on the non-Agency repurchase agreement of $30 million. These increases were partially offset by decreased interest expense on Agency repurchase agreements of $18 million, securitized debt, collateralized by non-Agency RMBS of $15 million and jumbo prime residential mortgage loans of $7 million, respectively, due to their lower balances as compared to the same period of 2015. The increased expense on securitized debt, collateralized by residential mortgage loans was driven by higher liability balance compared to 2015. The increase in non-Agency repurchase agreements interest expense is due to additional non-Agency RMBS pledged as collateral for repurchase financing, as we used longer term repurchase agreements to finance non-Agency holdings resulting in a higher interest expense for 2016.

Interest expense for GAAP reporting does not include the periodic costs of our derivative hedges, which are reported separately in our GAAP financial statements.

Economic Net Interest Income

Our “Economic net interest income” is a non-GAAP financial measure, that equals interest income, less interest expense and realized losses on our interest rate swaps. Realized losses on our interest rate swaps are the periodic net settlement payments made or received.  For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Net realized gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps are used to manage the increase in interest paid on repurchase agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing actual interest expense and net interest income. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as economic net interest income.

The following table reconciles the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Interest Income	GAAP Interest Expense	Net Realized Losses on Interest Rate Swaps	Other (2)	Economic Interest Expense	GAAP Net Interest Income	Net Realized Losses on Interest Rate Swaps	Other (1) (2)	Economic Net Interest Income
For the Year Ended December 31, 2017	$1,138,758	$532,748	$15,450	$—	$548,198	$606,010	$(15,450)	$(1,097)	$589,463
For the Year Ended December 31, 2016	$934,068	$347,857	$28,107	$—	$375,964	$586,211	$(28,107)	$(882)	$557,222
For the Year Ended December 31, 2015	$872,737	$259,365	$47,227	$(2,217)	$304,375	$613,372	$(47,227)	$1,218	$567,363

For the Quarter Ended December 31, 2017	$301,957	$144,204	$4,369	$—	$148,573	$157,753	$(4,369)	$(61)	$153,323
For the Quarter Ended September 30, 2017	$296,813	$140,358	$3,489	$—	$143,847	$156,455	$(3,489)	$(167)	$152,799
For the Quarter Ended June 30, 2017	$288,644	$137,955	$3,486	$—	$141,441	$150,689	$(3,486)	$(350)	$146,853
For the Quarter Ended March 31, 2017	$251,344	$110,231	$4,106	$—	$114,337	$141,113	$(4,106)	$(519)	$136,488
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

	For the Quarters Ended
	December 31, 2017			December 31, 2016
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$3,847,658	$28,812	3.0%	$3,730,032	$38,494	4.1%
Non-Agency RMBS	1,187,349	24,608	8.3%	1,390,837	32,098	9.2%
Non-Agency RMBS transferred to consolidated VIEs	940,931	55,916	23.8%	1,208,217	61,022	20.2%
Residential mortgage loans held for investment	13,048,375	192,560	5.9%	8,693,303	129,249	5.9%
Total	$19,024,313	$301,896	6.3%	$15,022,389	$260,863	6.9%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$3,090,155	$15,651	2.0%	$3,199,755	$11,340	1.4%
Non-Agency RMBS	497,073	3,896	3.1%	795,900	5,668	2.9%
Re-Remic repurchase agreements	867,882	7,193	3.3%	641,137	4,761	3.0%
RMBS from loan securitizations	2,573,351	21,236	3.3%	1,062,276	8,149	3.1%
Securitized debt, collateralized by Non-Agency RMBS	219,446	3,796	6.9%	357,422	5,610	6.3%
Securitized debt, collateralized by loans	9,451,052	96,801	4.1%	6,982,205	75,360	4.3%
Total	$16,698,959	$148,573	3.6%	$13,038,695	$110,888	3.4%

Economic net interest income/net interest rate spread		$153,323	2.7%		$149,975	3.6%

Net interest-earning assets/net interest margin	$2,325,354		3.2%	$1,983,694		3.9%

Ratio of interest-earning assets to interest bearing liabilities	1.14			1.15

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

	For the Year Ended
	December 31, 2017			December 31, 2016
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$3,752,141	104,969	2.8%	$4,644,009	$135,011	2.9%
Non-Agency RMBS	1,286,329	112,969	8.8%	1,423,855	119,552	8.4%
Non-Agency RMBS transferred to consolidated VIEs	1,039,498	230,924	22.2%	1,309,752	249,414	19.0%
Residential mortgage loans held for investment	11,878,741	688,799	5.8%	7,184,577	429,209	6.0%
Total	$17,956,709	$1,137,661	6.3%	$14,562,193	$933,186	6.4%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$3,120,474	$53,525	1.7%	$4,159,651	$60,021	1.4%
Non-Agency RMBS	674,832	19,914	3.0%	786,990	21,478	2.7%
Re-Remic repurchase agreements	578,206	19,114	3.3%	674,237	21,405	3.2%
RMBS from loan securitizations	1,950,662	64,785	3.3%	861,455	23,352	2.7%
Securitized debt, collateralized by Non-Agency RMBS	268,254	18,787	7.0%	432,192	20,711	4.8%
Securitized debt, collateralized by loans	8,920,108	372,073	4.2%	5,761,912	228,997	4.0%
Total	$15,512,536	$548,198	3.5%	$12,676,437	$375,964	3.0%

Economic net interest income/net interest rate spread		$589,463	2.8%		$557,222	3.4%

Net interest-earning assets/net interest margin	$2,444,173		3.3%	$1,885,756		3.8%

Ratio of interest-earning assets to interest bearing liabilities	1.16			1.15

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income increased by $32 million to $589 million for the year ended December 31, 2017 from $557 million for the same period of 2016. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 64 basis points for the year ended December 31, 2017, as compared to the same period of 2016. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities decreased by 54 basis points for the year ended December 31, 2017, as compared to the same period of 2016. Average net interest-earning assets increased by $558 million to $2.4 billion for the year ended December 31, 2017 from $1.9 billion for the same period of 2016. This increase in average net interest-earning assets was primarily driven by an increase in our investments in residential mortgage loans, which was partially offset by an increase in our repurchase agreements and securitized debt, collateralized by loans portfolio.

Economic Interest Expense and the Cost of Funds

The borrowing rate at which we are able to finance our assets using repurchase agreements and securitized debt is typically correlated to LIBOR and the term of the financing. The table below shows our average borrowed funds, economic interest expense, average cost of funds (inclusive of realized losses on interest rate swaps), average one-month LIBOR, average six-month LIBOR and average one-month LIBOR relative to average six-month LIBOR.

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2017	$15,512,536	$548,198	3.53%	1.11%	1.47%	(0.36)%
For The Year Ended December 31, 2016	$12,676,437	$375,964	3.00%	0.50%	1.06%	(0.56)%
For The Year Ended December 31, 2015	$12,196,089	$304,375	2.50%	0.20%	0.48%	(0.28)%

For The Quarter Ended December 31, 2017	$16,698,959	$148,573	3.56%	1.32%	1.63%	(0.31)%
For The Quarter Ended September 30, 2017	$16,198,005	$143,847	3.55%	1.23%	1.46%	(0.23)%
For The Quarter Ended June 30, 2017	$16,077,813	$141,441	3.50%	1.06%	1.42%	(0.36)%
For The Quarter Ended March 31, 2017	$13,240,294	$114,337	3.50%	0.83%	1.37%	(0.54)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $2.8 billion for the year ended December 31, 2017, as compared to the same period of 2016. Economic interest expense increased by $172 million for the year ended December 31, 2017, as compared to the same period of 2016. The increase in average interest-bearing liabilities and economic interest expense is a result of the increase in the amount of our repurchase agreements and securitized debt collateralized by seasoned subprime mortgage loans as well as increased LIBOR.

Average one-month and six month LIBOR were up 61 basis points and 41 basis points, respectively, during the year ended December 31, 2017, as compared to the same period of 2016, contributing to the increase in economic interest expense in addition to increased average debt balances. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $62 million, $58 million, and $67 million for the year ended December 31, 2017, 2016, and 2015. Of these amounts, $53 million, $39 million and $58 million of the OTTI for the years ended December 31, 2017, 2016, and 2015 respectively, were related to securities included in our consolidated VIEs. As of December 31, 2017, we had two Non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $283 thousand for which we did not recognize impairment. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net Gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the years ended December 31, 2017 and 2016 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the increase in interest rates and changes in our swap portfolio balance during the year.

The table below shows a summary of our net gains (losses) on derivative instruments, for the year ended December 31, 2017, 2016, and 2015 respectively.

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(15,450)	$(28,106)	$(47,225)
Realized gains (losses) on derivative instruments, net:
Mortgage Options	—	—	443
Treasury Futures	(4,061)	(9,170)	(35,523)
Swaptions	(6,134)	(7,044)	(353)
Other Derivative Assets	—	(566)	(415)
Swaps - Terminations	(16,143)	(60,616)	(98,949)
Total realized gains (losses) on derivative instruments, net	(26,338)	(77,396)	(134,797)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	43,697	47,170	64,819
Mortgage Options	—	—	226
Treasury Futures	1,768	378	8,634
Swaptions	2,511	2,545	(6,294)
Total unrealized gains (losses) on derivative instruments, net:	47,976	50,093	67,385
Total gains (losses) on derivative instruments, net	$6,188	$(55,409)	$(114,637)

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

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. During the year ended December 31, 2017, we recognized total net gains on derivatives of $6 million, compared to total net losses on derivatives of $55 million for the year ended December 31, 2016, which was primarily driven by lower swap termination losses.

The Company paid $16 million to terminate interest rate swaps with a notional value of $250 million during the year ended December 31, 2017. The terminated swaps had original maturities ranging from 2024 to 2034. The Company paid $61 million to terminate interest rate swaps with a notional value of $3.3 billion during the year ended December 31, 2016. The terminated swaps had original maturities ranging from 2017 to 2034. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement. Our Treasury futures positions remained unchanged at $620 million of notional value at December 31, 2017 and 2016. We reduced our swaptions by $233 million of notional value to $391 million at December 31, 2017, as compared to the $624 million notional value at December 31, 2016.

Changes in our derivative positions were a result of changes in our portfolio composition and changes in interest rates.

The Company incurred realized losses on our short futures positions of $4 million, $9 million and $36 million during the year ended December 31, 2017, 2016 and 2015, respectively. The realized losses were driven primarily by changes in interest rates during these periods, which increased the Treasury futures prices, resulting in realized losses on our short futures positions. Treasury futures are not included in our economic interest expense and economic net interest income.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected the fair value option with changes in fair value reflected in earnings for our IO RMBS securities, certain Non-Agency RMBS securities which receive residual cash flows, Loans held for investment, and the related financing for the loans consolidated as a VIE in our statement of financial condition. In addition, we have elected to account for Agency MBS investments acquired on or after July 1, 2017 under the fair value option. All Agency MBS investments owned prior to July 1, 2017 will continue to be carried at fair value with changes in fair value reported in other comprehensive income (OCI) as available-for-sale investments.

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

We invest in overcollateralization classes of several seasoned pools of mortgage loans. These holdings generally do not have a traditional unpaid principal amount and pay cash based on guidance in the trust documents when excess cash is available. Many of these holdings do not pay any interest and may never pay interest. We have elected to carry these overcollateralization classes at fair value with changes in fair value reflected in earnings.

The Net unrealized gains on financial instruments at fair value for the year ended December 31, 2017 were $111 million, which were primarily driven by unrealized gains on Loans held for investment of $206 million offset in part by unrealized losses on Securitized debt collateralized by loans held for investments of $78 million. For December 31, 2016, the Net unrealized gains on financial instruments at fair value was $60 million, which were primarily driven by unrealized gains on Loan held for investment of $147 million offset in part by unrealized losses on Securitized debt collateralized by loans held for investment of $90 million.

Gains and Losses on Sales of Assets and Losses on Extinguishment of Securitized Debt

For the years ended December 31, 2017, 2016 and 2015 we had net realized gains of $9 million, $18 million and $77 million, respectively, on sales of investments. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

During the year ended December 31, 2017, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $166 thousand for $167 thousand. This transaction resulted in a net loss on the extinguishment of debt of $1 thousand, which is reflected in earnings for the year ended December 31, 2017. During the year ended December 31, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $10 million for $11 million. This transaction resulted in a net loss on the extinguishment of debt of $355 thousand, which is reflected in earnings for the year ended December 31, 2016.

During the year ended December 31, 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $1.0 billion for $1.1 billion. These transactions resulted in a net loss on the extinguishment of debt of $35 million, which is reflected in earnings for the year ended December 31, 2017. As the Company's securitized debt is carried at fair value with changes in fair value reflected in earnings, some of this loss was recognized during prior periods. During the year ended December 31, 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $609 million for $609 million. These transactions resulted in a net loss on the extinguishment of debt of $122 thousand. This loss is reflected in earnings for the year ended December 31, 2016.

Compensation, General and Administrative Expenses and Deal Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses and deal expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Deal Expenses	Total Compensation, G&A and Deal Expenses/Average Assets	Total Compensation, G&A and Deal Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2017	$69,135	0.34%	1.98%
For The Year Ended December 31, 2016	$61,841	0.38%	2.06%
For The Year Ended December 31, 2015	$68,152	0.41%	2.05%

For The Quarter Ended December 31, 2017	$17,158	0.32%	1.89%
For The Quarter Ended September 30, 2017	$15,427	0.29%	1.71%
For The Quarter Ended June 30, 2017	$13,601	0.26%	1.53%
For The Quarter Ended March 31, 2017	$22,949	0.49%	2.77%

Compensation and benefit costs were $30 million, $27 million and $11 million for the year ended December 31, 2017, 2016 and 2015, respectively. The increases in Compensation and benefit costs were primarily driven by higher stock based compensation and internalization of our management in 2015. Since August 5, 2015 compensation and benefit costs have effectively replaced the management fees as a cost to operate our business.

G&A expenses were $18 million, $18 million and $32 million for the years ended December 31, 2017, 2016 and 2015, respectively. The G&A expenses are primarily comprised of auditing, information technology, legal and consulting expenses.

The Company incurred deal expenses of $21 million, $17 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increases in deal expenses were driven by increased securitization activity of mortgage pools since 2015.

Servicing Fees

Servicing fees expenses were approximately $42 million, $31 million and $25 million during the years ended December 31, 2017, 2016 and 2015. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The increase in servicing fees for these periods were primarily due to the addition of mortgage loans during each of the years since 2015. The servicing fees range from 20 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Core earnings

Core earnings is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains on the aggregate portfolio, impairment losses, realized gains on sales of investments, realized gains or losses on futures, realized gains or losses on swap terminations, gain on deconsolidation, extinguishment of debt and certain other non-recurring gains or losses. As defined, core earnings include interest income and expense as well as realized losses on interest rate swaps used to hedge interest rate risk and other expenses. Management believes that the presentation of core earnings provides investors with a useful measure to facilitate comparisons of financial performance between our REIT peers, but has important limitations. We believe core earnings as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, core earnings should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP.

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$491,184	$549,494	$250,349
Adjustments:
Net other-than-temporary credit impairment losses	61,856	57,987	67,444
Net unrealized (gains) losses on derivatives	(47,976)	(50,093)	(67,385)
Net unrealized (gains) losses on financial instruments at fair value	(111,410)	(59,552)	158,433
Net realized (gains) losses on sales of investments	(9,123)	(18,155)	(77,074)
(Gains) losses on extinguishment of debt	35,274	477	5,930
Realized (gains) losses on terminations of interest rate swaps	16,143	60,616	98,949
Net realized (gains) losses on derivatives - Futures(1)	4,061	9,170	35,523
Total other (gains) losses	—	(95,000)	256
Core Earnings	$440,009	$454,944	$472,425

GAAP net income per basic common share	$2.62	$2.93	$1.25
Core earnings per basic common share(2)	$2.34	$2.42	$2.37

	For the Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$98,208	$129,832	$105,617	$157,524	$219,454
Adjustments:
Net other-than-temporary credit impairment losses	18,179	11,468	13,509	18,701	14,780
Net unrealized (gains) losses on derivatives	(28,074)	(9,204)	(5,802)	(4,896)	(101,475)
Net unrealized (gains) losses on financial instruments at fair value	47,637	(19,042)	(67,762)	(72,243)	20,664
Net realized (gains) losses on sales of investments	586	(1)	(4,541)	(5,167)	(11,121)
(Gains) losses on extinguishment of debt	(12,742)	1	48,014	—	(1,334)
Realized (gains) losses on terminations of interest rate swaps	—	—	16,143	—	—
Net realized (gains) losses on Futures (1)	(8,204)	3,267	6,914	2,084	(19,628)
Core Earnings	$115,590	$116,321	$112,092	$96,003	$121,340

GAAP net income per basic common share	$0.52	$0.69	$0.56	$0.84	$1.17
Core earnings per basic common share(2)	$0.62	$0.62	$0.60	$0.51	$0.65

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

Our core earnings for the year ended December 31, 2017 were $440 million, or $2.34 per average basic common share, compared to $455 million, or $2.42 per average basic common share, for the year ended December 31, 2016. Core earnings decreased by $15 million, or $0.08 per average basic common share, for the year ended December 31, 2017, as compared to the same period of 2016, primarily due to higher preferred stock dividend and higher servicing fees and deal expenses.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For the Year Ended December 31, 2017	15.00%	16.85%	12.58%
For the Year Ended December 31, 2016	18.42%	18.59%	15.18%
For the Year Ended December 31, 2015	7.52%	17.12%	14.20%

For the Quarter Ended December 31, 2017	11.82%	16.85%	12.70%
For the Quarter Ended September 30, 2017	15.42%	16.92%	12.88%
For the Quarter Ended June 30, 2017	12.98%	16.57%	12.65%
For the Quarter Ended March 31, 2017	19.63%	16.46%	11.57%
* Includes effect of realized losses on interest rate swaps.

Return on average equity decreased by 342 basis points for the year ended December 31, 2017, as compared to the same period of 2016. This was primarily due to a decrease in our net income by $27 million to $525 million for the year ended December 31, 2017, as compared to net income of $552 million for the year ended December 31, 2016 and higher total equity balance due to a preferred stock issuance. Economic net interest income as a percentage of average equity decreased by 174 basis points, driven primarily by higher interest expense related to the increase in LIBOR rates. Core earnings as a percentage of average equity decreased by 260 basis points for the year ended December 31, 2017 compared to the year ended December 31, 2016, which was primarily driven by a decrease in core earnings of $15 million and higher equity balance due to a preferred stock issuance.

Financial Condition

Portfolio Review

During the year ended December 31, 2017, on an aggregate basis, we purchased $7.9 billion of assets, sold $749 million of invested assets, and received $2.8 billion in principal payments related to our Agency, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at December 31, 2017 and December 31, 2016.

	For the Year Ended
	December 31, 2017	December 31, 2016
Interest earning assets at period-end (1)	$20,894,407	$16,251,470
Interest bearing liabilities at period-end	$16,844,889	$12,876,124
GAAP Leverage at period-end	4.6:1	4.1:1
GAAP Leverage at period-end (recourse)	2.0:1	1.8:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	5.9%	9.0%
Senior	2.9%	3.9%
Senior, interest only	1.3%	1.9%
Subordinated	1.7%	3.1%
Subordinated, interest only	0.0%	0.1%
RMBS transferred to consolidated VIEs	4.6%	7.6%
Agency MBS	22.2%	27.7%
Residential	11.8%	17.8%
Commercial	9.8%	8.9%
Interest-only	0.6%	1.0%
Loans held for investment	67.3%	55.7%
Fixed-rate percentage of portfolio	93.7%	88.4%
Adjustable-rate percentage of portfolio	6.3%	11.6%
Annualized yield on average interest earning assets for the periods ended	6.3%	6.4%
Annualized cost of funds on average borrowed funds for the periods ended (2)	3.6%	3.0%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at December 31, 2017 and December 31, 2016. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$821,869	$68.97	$79.83	3.6%	7.4%	13.3%	13.7%	21.3%	45.8%	9.2%	$3,233
Senior, interest only	$4,834,289	$5.39	$4.27	1.3%	7.8%	13.6%	14.4%	17.1%	52.5%	0.0%	$—
Subordinated	$501,455	$66.77	$80.01	4.1%	9.6%	18.8%	15.4%	15.2%	45.1%	16.8%	$3,502
Subordinated, interest only	$201,378	$3.66	$3.89	0.8%	11.8%	13.7%	14.6%	13.0%	46.2%	0.0%	$—
RMBS transferred to consolidated VIEs	$1,940,229	$47.05	$81.42	4.9%	22.6%	15.0%	16.4%	17.9%	49.0%	1.3%	$10,678
Agency Mortgage-Backed Securities
Residential	$2,227,128	$105.53	$104.27	3.8%	2.9%	12.1%	14.5%	0.7%	N/A	N/A	$—
Commercial	$1,894,594	$102.26	$102.31	3.6%	3.2%	1.5%	—%	0.0%	N/A	N/A	$—
Interest-only	$3,021,840	$3.68	$3.45	0.7%	3.4%	4.9%	8.8%	0.1%	N/A	N/A	$—
Loans held for investment	$13,525,820	$98.44	$101.20	6.5%	5.9%	10.8%	11.0%	4.1%	45.8%	N/A	$30,469
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$884,579	$68.42	$76.17	3.1%	7.4%	12.5%	12.9%	22.4%	57.7%	9.4%	$9,671
Senior, interest only	$5,616,526	$5.16	$4.43	1.4%	11.5%	14.4%	13.7%	18.2%	59.2%	0.0%	$—
Subordinated	$673,259	$70.83	$82.21	3.8%	9.2%	13.5%	14.7%	15.8%	51.7%	15.9%	$6,148
Subordinated, interest only	$266,927	$5.20	$4.50	1.1%	13.5%	10.2%	10.9%	11.7%	56.1%	0.0%	$—
RMBS transferred to consolidated VIEs	$2,338,183	$50.32	$78.78	4.8%	19.7%	14.8%	13.4%	18.8%	56.9%	1.5%	$17,643
Agency Mortgage-Backed Securities
Residential	$2,594,569	$105.78	$104.29	3.9%	3.0%	21.8%	15.9%	0.4%	N/A	N/A	$—
Commercial	$1,331,544	$102.64	$98.91	3.6%	2.9%	0.2%	0.1%	0.0%	N/A	N/A	$—
Interest-only	$3,356,491	$4.53	$4.31	0.8%	3.5%	26.4%	12.9%	0.3%	N/A	N/A	$—
Loans held for investment	$8,868,783	$96.96	$98.85	6.5%	6.0%	11.1%	10.8%	3.8%	45.3%	N/A	$21,803
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$622,982	$627,724	$648,659	$683,648	$733,060
Accretion of discount	(39,640)	(43,502)	(42,625)	(43,715)	(44,427)
Purchases	(2,914)	1,723	(108)	(3,642)	(33,987)
Sales and deconsolidation	—	5,792	212	(7,303)	(2,138)
Transfers from/(to) credit reserve, net	1,765	31,245	21,586	19,671	31,140
Balance, end of period	$582,193	$622,982	$627,724	$648,659	$683,648

Liquidity and Capital Resources

General

Liquidity measures our ability to meet cash requirements, including ongoing commitments to repay our borrowings, purchase RMBS, mortgage loans and other assets for our portfolio, pay dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities including warehouse facilities, and proceeds from equity or other securities offerings.

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

We also expect to meet our short term liquidity needs by relying on the cash flows generated by our investments. These cash flows are primarily comprised of monthly principal and interest payments received on our investments. We may also sell our investments and utilize those proceeds to meet our short term liquidity needs or enter into recourse repurchase financing or non-recourse financing of our assets through sales of securities to third parties of loan securitizations or RMBS re-securitization transactions. We also maintain a certain amount of liquid, un-levered securities that we can either finance with recourse or sell if we have liquidity needs.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, a decline in the value of our collateral could cause a temporary liquidity shortfall due to the timing of margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are insufficient to satisfy our liquidity requirements, we may have to sell investments, potentially at a loss, issue debt or additional common or preferred equity securities.

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

Current Period

We held cash and cash equivalents of approximately $64 million, $178 million and $114 million at December 31, 2017, 2016 and 2015, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $114 million from December 31, 2016 to December 31, 2017.

Our operating activities provided net cash of approximately $487 million, $553 million and $396 million for the years ended December 31, 2017, 2016 and 2015, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. For the years ended December 31, 2017, 2016 and 2015, interest received net of interest paid was $580 million, $582 million and $645 million, respectively.

Our investing activities used cash of $4.3 billion, $1.3 billion and provided cash of $2.0 billion for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, we purchased investments of $7.9 billion, primarily Loans held for investments. This cash used was offset in part by cash received on principal repayments on our Agency MBS, Non-Agency MBS and Loans of $2.8 billion and investment sales of $749 million. During the year ended December 31, 2016, we purchased investments of $6.1 billion, primarily securitized loans held for investments. This cash used was offset in part by cash received on sales of investments of $2.7 billion, primarily Agency RMBS, and principal repayments on our Agency MBS, Non-Agency MBS and securitized loans of $2.2 billion. During the year ended December 31, 2015, we received cash from sales of investments of $7.7 billion and principal repayments of $2.1 billion. These cash receipts were offset in part by use of cash to purchase investments of $7.7 billion, primarily Agency RMBS.

Our financing activities provided cash of $3.7 billion and $781 million and used cash of $2.5 billion for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, we received cash of $5.2 billion from debt issuance, $1.6 billion from net proceeds received on repurchase agreements and $314 million from our preferred stock Series B offering. This cash provided was offset in part by repayment of principal on our securitized debt of $3.0 billion and common dividends paid of $376 million and preferred dividends paid of $36 million. During the year ended December 31, 2016, we received cash of $4.8 billion on debt issuance. This cash provided was offset in part by net proceeds paid on repurchase agreements of $1.8 billion, repayment of principal on our securitized debt of $1.9 billion, and dividends paid of $454 million. During the year ended December 31, 2015, we used cash for repayment of principal on our securitized debt of $2.3 billion, net proceeds paid on repurchase agreements of $1.0 billion and dividends paid of $381 million. This use of cash was offset in part by cash receipt of $1.5 billion on debt issuance.

Our recourse leverage is 2.0:1 and 1.8:1 for the years ended December 31, 2017 and 2016, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our equity.

We believe that our cash balances and liquid Agency portfolio provides an appropriate level of liquidity. Even though we have unrestricted Agency MBS investments, we expect to meet our future cash needs primarily from principal and interest payments on our portfolio and do not anticipate the need to sell unrestricted Agency MBS investments to meet our liquidity needs. We expect to continue to finance our MBS portfolio largely through repurchase agreements and loans through the securitization market. In addition, we may from time to time sell securities, issue debt, or issue equity as a source of cash to fund new purchases.

At December 31, 2017 and December 31, 2016 the remaining maturities on our RMBS repurchase agreements were as follows.

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	4,745,342	2,947,604
30 to 59 days	1,206,769	958,956
60 to 89 days	592,865	407,625
90 to 119 days	—	559,533
Greater than or equal to 120 days	705,476	727,185
Total	$7,250,452	$5,600,903

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	28 days	32 days
Non-agency MBS and Loans held for investment	93 days	98 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At December 31, 2017, and December 31, 2016, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.1% and 5.4%, respectively. At December 31, 2017, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS and Loans held for investments was 26.2% compared to 33.7% at December 31, 2016. At December 31, 2017, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 1.47% and Non-Agency MBS and Loans held for investments was 3.41%. At December 31, 2016, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 0.90% and Non-Agency MBS and Loans held for investment was 3.05%, respectively.

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

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Year Ended December 31, 2017	$6,324,174	$7,250,452
Year Ended December 31, 2016	$6,482,334	$5,600,903
Year Ended December 31, 2015	$7,404,890	$7,439,339

Quarter End December 31, 2017	$7,028,460	$7,250,452
Quarter End September 30, 2017	$6,549,891	$6,709,821
Quarter End June 30, 2017	$6,092,881	$6,254,153
Quarter End March 31, 2017	$5,800,141	$5,851,204

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2017 and December 31, 2016, the carrying value of our total debt was approximately $16.8 billion and $12.9 billion, respectively, which represented a debt-to-equity ratio for both periods of approximately 4.6:1 and 4.1:1, respectively. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

At December 31, 2017, we had repurchase agreements with 27 counterparties. All of our repurchase agreements are secured by Agency, Non-Agency RMBS and Loans held for investments or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of December 31, 2017 and December 31, 2016, we had $8.8 billion and $7.0 billion, respectively, of securities pledged against our repurchase agreement obligations.

At December 31, 2017, our repurchase agreements have original maturities ranging from less than 30 days to 668 days and a weighted average original maturity of 107 days. We expect to renew each of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates.

We offset the risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at December 31, 2017 range from 2 years to 10 years and have a weighted average maturity of approximately 5 years. We use these interest rate derivatives to protect the portfolio from short term changes in interest rates. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of December 31, 2017, we have posted $12 million of cash as collateral to our swap counterparty. We have four swaption counterparties and two futures counterparties and we have posted $376 thousand of cash as a collateral to our futures counterparties.

Secured Debt Financing Transactions

During the year ended December 31, 2017, the Company acquired controlling interests in several trusts collateralized by seasoned residential subprime mortgage loans. As we held the controlling interest, we consolidated the assets and liabilities, increasing our investments in mortgage loans by $7.4 billion. These investments were financed through a combination of cash raised from issuance of preferred shares, the issuance of secured debt and repurchase agreements. Refer to “Gains and Losses on Sales of Assets and Losses on Extinguishment of Securitized Debt” section for details.

Exposure to Financial Counterparties

The following table summarizes our exposure to our repurchase agreement counterparties at December 31, 2017:

December 31, 2017

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	13	$2,711,564	$—	$528,468
Switzerland	1	1,263,270	—	451,255
Japan	4	1,198,504	—	253,571
Canada	2	894,454	—	147,893
South Korea	1	267,459	—	17,492
China	1	265,348	—	11,081
Netherlands	1	220,608	—	11,037
United Kingdom	2	215,012	—	25,470
France	2	214,233	43,257	60,479
Total	27	$7,250,452	$43,257	$1,506,746
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

We actively manage the number of repurchase agreement counterparties and had 27 counterparties as of December 31, 2017.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with 6 counterparties as of December 31, 2017 that is either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.

If the European credit volatility, including countries that may choose to leave the Euro zone as Britain has, continues to impact these major European financial institutions, it is possible that it will also impact the operations of their U.S. subsidiaries. Our financings and operations could be adversely affected by such events. We monitor our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions, financial relief plans, credit spreads or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements or the fair value of swaps with our counterparties. We make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements or interest rate swaps, or may try to take other actions to reduce the amount of our exposure to a counterparty when necessary.

At December 31, 2017, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

We declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share during the year ended December 31, 2017. We declared a dividend to Series A preferred stockholders of $2 million or $0.42 per preferred share in during the year ended December 31, 2016.
In February 2017, we issued 13,000,000 shares of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), at a public offering price of $25.00 per share. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing in March 30, 2024, subject to our right, under limited circumstances, to redeem the Series B Preferred Stock prior to that date. The initial dividend rate for the Series B Preferred Stock, from and including February 27, 2017, to but not including March 30, 2024, will be equal to 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). On and after March 30, 2024, dividends on the Series B Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.791% per annum. The Series B Preferred Stock is entitled to receive, when and as declared, a dividend at a rate of 8.0% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. This transaction was completed in February 2017, pursuant to which we received proceeds, net of offering costs, of $314 million.

We declared dividends to Series B preferred stockholders of $22 million, or $1.68 per preferred share during the year ended December 31, 2017.

Other than as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the years ended December 31, 2017 and 2016. During the year ended December 31, 2017, we declared regular dividends to common shareholders of $377 million, or $2.00 per share. For the year ended December 31, 2016, we declared regular dividends to common shareholders of $364 million, or $1.94 per share, and a special dividend of $94 million, or $0.50 per share.

Restricted Stock Grants

During the year ended December 31, 2017 and 2016, we granted certain of our employees Restricted Stock Units (“RSU”) awards. RSU awards are designed to reward our employees for services provided over the previous year. The RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. The RSU awards are valued at the market price of our common stock on the grant date and the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 204 thousand and 360 thousand RSU awards during the year ended December 31, 2017 and 2016, with a grant date fair value of $4 million and $5 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the year ended December 31, 2017 and 2016, we granted certain of our employees 144 thousand and 180 thousand Performance Share Units (“PSU”) awards, respectively. PSU awards are designed to align compensation with our future performance. The PSU awards include a three year performance period ending on December 31, 2019 and December 31, 2018, respectively. The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on our common stock performance as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include our historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both us and the peer group of comparable financial institutions.  Based on the model results, the 144 thousand PSU awards granted during 2017 had a grant date value of $3 million that will cliff vest on December 31, 2019. The 180 thousand PSU awards granted during 2016 had a grant date value of $3 million which will cliff vest on December 31, 2018.

At December 31, 2017 and December 31, 2016, there were approximately 770 thousand and 578 thousand unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2017 and December 31, 2016. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

December 31, 2017
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$6,903,337	$347,115	$—	$—	$7,250,452
Securitized debt, collateralized by Non-Agency RMBS	42,217	45,916	16,524	4,867	109,524
Securitized debt at fair value, collateralized by loans held for investment	1,819,018	2,872,572	2,140,434	2,439,872	9,271,896
Interest expense on RMBS repurchase agreements (1)	30,091	978	—	—	31,069
Interest expense on securitized debt (1)	392,416	606,509	368,553	472,640	1,840,118
Total	$9,187,079	$3,873,090	$2,525,511	$2,917,379	$18,503,059
(1) Interest is based on variable rates in effect as of December 31, 2017.

December 31, 2016
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$5,502,178	$98,725	$—	$—	$5,600,903
Securitized debt, collateralized by Non-Agency RMBS	98,565	82,563	23,854	31,973	236,955
Securitized debt at fair value, collateralized by loans held for investment	1,151,519	1,841,808	1,423,706	2,477,123	6,894,156
Interest expense on RMBS repurchase agreements (1)	32,695	984	—	—	33,679
Interest expense on securitized debt (1)	292,521	518,929	384,928	673,272	1,869,650
Total	$7,077,478	$2,543,009	$1,832,488	$3,182,368	$14,635,343
(1) Interest is based on variable rates in effect as of December 31, 2016.

The unfunded construction loan commitments of $567 million and $521 million as of December 31, 2017 and December 31, 2016, respectively, will primarily be paid within one year of reported periods.

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

Capital Expenditure Requirements

At December 31, 2017 and December 31, 2016, we had no material commitments for capital expenditures.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially adversely impact our results of operations and our financial condition. Management has made significant estimates in several areas, including OTTI of Non-Agency RMBS, valuation of Loans held for investments, Agency and Non-Agency RMBS and interest rate swaps and income recognition on Loans held for investments and Non-Agency RMBS. Actual results could differ materially from those estimates.

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

We hold certain of our RMBS as available-for-sale, record these investments at estimated fair value as described in Note 5 of our consolidated financial statements, and include unrealized gains and losses considered to be temporary in Other comprehensive income in our Consolidated Statements of Operations. From time to time, as part of the overall management of our portfolio, we may sell any of our RMBS investments and recognize a realized gain or loss as a component of earnings in our Consolidated Statements of Operations utilizing the average method.

Our accounting policies for recognition of interest income and OTTI related to RMBS are described in Note 2 of the consolidated financial statements. As noted therein, there are three different accounting models that may be applicable for purposes of the recognition of interest income and OTTI on RMBS, and include the following:

ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20) - applies to certain Agency RMBS and certain Non-Agency RMBS of high credit quality that, at the time of purchase, we expect to collect all contractual cash flows and the security cannot be contractually prepaid in such a way that we would not recover substantially all of our recorded investment.

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

Non-Agency RMBS accounted for under ASC 310-30 or ASC 325-40 is generally purchased at a discount to the principal amount. At the original acquisition date, we estimate the timing and amount of cash flows expected to be collected and calculate the present value of those amounts to our purchase price. In each subsequent financial reporting period, we are required to revise our estimates of the remaining timing and amount of cash flows expected to be collected. Depending on the nature of the changes in the timing or amount of cash flows expected to be collected, whether due to changes in default expectations or prepayment assumptions, the following will occur:

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

Interest Income on Loans held for investments at fair value

Interest income on Loans held for investments at fair value is accounted for under ASC 325-40. Interest income on these Loans held for investments at fair value is recognized initially and in subsequent periods based on the timing and amount of cash flows expected to be collected, as opposed to being based on contractual cash flows. The accounting models in ASC 325-40 do not provide for delineations between individual changes in cash flow estimates based on expected defaults or prepayments. Accordingly, we are required to consider the overall impact on the amount and timing of future cash flows whether due to changes in default expectations or prepayments to determine the amount of interest income to recognize. At the original acquisition date, we estimate the timing and amount of cash flows expected to be collected and calculate the present value of those amounts to our purchase price. In each subsequent financial reporting period, we are required to revise our estimates of the remaining timing and amount of cash flows expected to be collected.

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

Our determination to consolidate these twenty-five VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to direct the servicer resulted in us having the power that most significantly impacts the economic performance of the VIE. For the six consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these six entities.

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

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market. The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 79% and 74% of total assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, respectively. Level 3 liabilities represent approximately 100% of total liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

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

We or a third party performs an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the contractual rights in the mortgage. Depending on the size of the loans, we may not have reviewed all of the loans in a pool, but rather selected loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk. Additionally, before the purchase of loans, we obtain representations and warranties from each seller with respect to the mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property.  A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. We use compensating factors such as liquid assets, low loan to value ratios and regional unemployment statistics in evaluating loans. Our resources include a proprietary portfolio management system, as well as third party software systems. We may utilize a third party due diligence firm to perform an independent underwriting review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review. We reject loans that fail to conform to our standards and do not meet our underwriting criteria. Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data and servicer files.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2017 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2017
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	6.01%	1.15%
-50 Basis Points	3.08%	0.73%
Base Interest Rate	—	—
+50 Basis Points	(3.39)%	(0.99)%
+100 Basis Points	(9.48)%	(2.10)%
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

Extension Risk

Management computes the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when fixed-rate or hybrid adjustable-rate mortgage loans or RMBS are acquired via borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that attempts to fix our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates as the borrowing costs are managed to maintain a net interest spread for the duration of the fixed-rate portion of the related assets. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed and hybrid adjustable-rate assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Market Risk

Market Value Risk

Certain of our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income if no OTTI has been recognized in earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, prepayment speeds, market liquidity, credit quality, and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2017. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2017
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$317,387	$1,189,790	$—	$19,397,706	$20,904,883
Cash equivalents	63,569	—	—	—	63,569
Total rate sensitive assets	$380,956	$1,189,790	$—	$19,397,706	$20,968,452

Rate sensitive liabilities	10,595,424	6,043,686	—	—	16,639,110
Interest rate sensitivity gap	$(10,214,468)	$(4,853,896)	$—	$19,397,706	$4,329,342

Cumulative rate sensitivity gap	$(10,214,468)	$(15,068,364)	$(15,068,364)	$4,329,342

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(49)%	(72)%	(72)%	21%

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

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page 83 of this 2017 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures covering the preparation and review of this 2017 annual report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in page 84 under Item 8. "Financial Statements and Supplementary Data."

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter and year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2018 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 31, 2018. The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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
2.1
Transition Services Agreement, dated as of August 5, 2015, by and between the Company and Fixed Income Discount Advisory Company (filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on August 5, 2015 and incorporated herein by reference)

2.2
Share Repurchase Agreement, dated as of August 5, 2015, by and between the Company and Annaly Capital Management, Inc. (filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on August 5, 2015 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference)

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.5
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation(filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.6
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series A Preferred Stock (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference)

3.7
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (filed with the SEC as Exhibit 3.7 to the Registrant’s Registration Statement on Form 8-A filed on February 24, 2017 and incorporated herein by reference).

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

4.2	Form of Series A Preferred Stock Certificate (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference)
4.3	Form of Series B Preferred Stock Certificate (filed with the SEC as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on February 24, 2017 and incorporated herein by reference).
10.1†	Form of Amended and Restated Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on December 11, 2015 and incorporated herein by reference)
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
† Represents a management contract or compensatory plan or arrangement

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Chimera Investment Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
New York, New York
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Chimera Investment Corporation

Opinion on Internal Control over Financial Reporting
We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimera Investment Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
February 20, 2018

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$63,569	$177,714
Non-Agency RMBS, at fair value	2,851,316	3,330,063
Agency MBS, at fair value	4,364,828	4,167,754
Loans held for investment, at fair value	13,678,263	8,753,653
Accrued interest receivable	100,789	79,697
Other assets	114,391	166,350
Derivatives, at fair value, net	48,914	9,677
Total assets (1)	$21,222,070	$16,684,908
Liabilities:
Repurchase agreements ($8.8 billion and $7.0 billion, pledged as collateral, respectively)	$7,250,452	$5,600,903
Securitized debt, collateralized by Non-Agency RMBS ($1.6 billion and $1.8 billion pledged as collateral, respectively)	205,780	334,124
Securitized debt at fair value, collateralized by loans held for investment ($13.3 billion and $8.8 billion pledged as collateral, respectively)	9,388,657	6,941,097
Payable for investments purchased	567,440	520,532
Accrued interest payable	61,888	48,670
Dividends payable	95,365	97,005
Accounts payable and other liabilities	17,191	16,694
Derivatives, at fair value	320	2,350
Total liabilities (1)	$17,587,093	$13,561,375

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 and 0 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	—
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,809,288 and 187,739,634 shares issued and outstanding, respectively	1,878	1,877
Additional paid-in-capital	3,826,691	3,508,779
Accumulated other comprehensive income	796,902	718,106
Cumulative earnings	2,967,852	2,443,184
Cumulative distributions to stockholders	(3,958,534)	(3,548,471)
Total stockholders' equity	$3,634,977	$3,123,533
Total liabilities and stockholders' equity	$21,222,070	$16,684,908
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of December 31, 2017 and December 31, 2016, total assets of consolidated VIEs were $14,987,464 and $10,761,954, respectively, and total liabilities of consolidated VIEs were $9,631,820 and $7,302,905, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net interest income:
Interest income (1)	$1,138,758	$934,068	$872,737
Interest expense (2)	532,748	347,857	259,365
Net interest income	606,010	586,211	613,372
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(5,169)	(9,589)	(8,700)
Portion of loss recognized in other comprehensive income	(56,687)	(48,398)	(58,744)
Net other-than-temporary credit impairment losses	(61,856)	(57,987)	(67,444)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	47,976	50,093	67,385
Realized gains (losses) on terminations of interest rate swaps	(16,143)	(60,616)	(98,949)
Net realized gains (losses) on derivatives	(25,645)	(44,886)	(83,073)
Net gains (losses) on derivatives	6,188	(55,409)	(114,637)
Net unrealized gains (losses) on financial instruments at fair value	111,410	59,552	(158,433)
Net realized gains (losses) on sales of investments	9,123	18,155	77,074
Gain (loss) on deconsolidation	—	—	(256)
Gains (losses) on extinguishment of debt	(35,274)	(477)	(5,930)
Total other gains (losses)	91,447	21,821	(202,182)

Other income:
Other income	—	95,000	—
Total other income	—	95,000	—

Other expenses:
Management fees (net of recoveries)	—	—	17,703
Compensation and benefits	30,212	26,901	10,544
General and administrative expenses	17,650	17,516	31,633
Servicing fees	41,690	31,178	25,244
Deal expenses	21,273	17,424	8,272
Total other expenses	110,825	93,019	93,396
Income (loss) before income taxes	524,776	552,026	250,350
Income taxes	108	83	1
Net income (loss)	$524,668	$551,943	$250,349

Dividend on preferred stock	33,484	2,449	—

Net income (loss) available to common shareholders	$491,184	$549,494	$250,349

Net income (loss) per share available to common shareholders:
Basic	$2.62	$2.93	$1.25
Diluted	$2.61	$2.92	$1.25

Weighted average number of common shares outstanding:
Basic	187,780,355	187,728,634	199,563,196
Diluted	188,287,320	188,024,838	199,650,177

Dividends declared per share of common stock	$2.00	$2.44	$1.92

(1) Includes interest income of consolidated VIEs of $914,022, $678,623 and $575,715 for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $390,858, $249,708 and $191,922 for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Comprehensive income (loss):
Net income (loss)	$524,668	$551,943	$250,349
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	24,218	(88,527)	(263,049)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	61,856	57,987	67,444
Reclassification adjustment for net realized losses (gains) included in net income	(7,278)	(25,145)	(77,284)
Other comprehensive income (loss)	78,796	(55,685)	(272,889)
Comprehensive income (loss) before preferred stock dividends	$603,464	$496,258	$(22,540)
Dividends on preferred stock	$33,484	$2,449	$—
Comprehensive income (loss) available to common stock shareholders	$569,980	$493,809	$(22,540)

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2014	$—	$—	$2,055	$3,614,409	$1,046,680	$1,653,029	$(2,708,483)	$3,607,690
Net income (loss)	—	—	—	—	—	250,349	—	250,349
Cumulative effect of accounting change (1)	—	—	—	—	—	(12,137)	—	(12,137)
Other comprehensive income (loss)	—	—	—	—	(272,889)	—	—	(272,889)
Stock based compensation	—	—	2	1,977	—	—	—	1,979
Repurchase of common stock	—	—	(180)	(249,820)	—	—	—	(250,000)
Common dividends declared	—	—	—	—	—	—	(378,804)	(378,804)
Balance, December 31, 2015	$—	$—	$1,877	$3,366,566	$773,791	$1,891,241	$(3,087,287)	$2,946,188

Balance, December 31, 2015	$—	$—	$1,877	$3,366,566	$773,791	$1,891,241	$(3,087,287)	$2,946,188
Net income (loss)	—	—	—	—	—	551,943	—	551,943
Other comprehensive income (loss)	—	—	—	—	(55,685)	—	—	(55,685)
Stock based compensation	—	—	—	2,206	—	—	—	2,206
Common dividends declared	—	—	—	—	—	—	(458,735)	(458,735)
Preferred dividends declared	—	—	—	—	—	—	(2,449)	(2,449)
Issuance of preferred stock	58	—	—	140,007	—	—	—	140,065
Balance, December 31, 2016	$58	$—	$1,877	$3,508,779	$718,106	$2,443,184	$(3,548,471)	$3,123,533

Balance, December 31, 2016	$58	$—	$1,877	$3,508,779	$718,106	$2,443,184	$(3,548,471)	$3,123,533
Net income (loss)	—	—	—	—	—	524,668	—	524,668
Other comprehensive income (loss)	—	—	—	—	78,796	—	—	78,796
Stock based compensation	—	—	1	3,613	—	—	—	3,614
Common dividends declared	—	—	—	—	—	—	(376,579)	(376,579)
Preferred dividends declared	—	—	—	—	—	—	(33,484)	(33,484)
Issuance of preferred stock	—	130	—	314,299	—	—	—	314,429
Balance, December 31, 2017	$58	$130	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977

See accompanying notes to consolidated financial statements.

(1) Adoption of ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities:
Net income	$524,668	$551,943	$250,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	(25,422)	(3,127)	3,813
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	7,395	1,543	17,145
Amortization of swaption premium	6,269	6,559	—
Net unrealized losses (gains) on derivatives	(47,976)	(50,093)	(67,385)
Proceeds (payments) for derivative sales and settlements	—	—	(13,495)
Margin (paid) received on derivatives	31,442	56,050	82,671
Net unrealized losses (gains) on financial instruments at fair value	(111,410)	(59,552)	158,433
Net realized losses (gains) on sales of investments	(9,123)	(18,155)	(77,074)
(Gains) loss on deconsolidation	—	—	256
Net other-than-temporary credit impairment losses	61,856	57,987	67,444
(Gain) loss on extinguishment of debt	35,274	477	5,930
Equity-based compensation expense	3,614	2,204	1,979
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(21,091)	(13,450)	4,852
Decrease (increase) in other assets	18,080	3,994	(42,738)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	498	5,290	8,935
Increase (decrease) in investment management fees and expenses payable to affiliate	—	—	(10,357)
Increase (decrease) in accrued interest payable, net	13,217	11,237	5,544
Net cash provided by (used in) operating activities	$487,291	$552,907	$396,302
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(1,326,178)	$(1,040,290)	$(6,590,731)
Sales	743,937	2,570,025	7,563,771
Principal payments	423,506	649,961	1,061,193
Non-Agency RMBS portfolio:
Purchases	(15,262)	(203,400)	(850,750)
Sales	5,045	95,399	158,404
Principal payments	568,339	532,701	385,988
Loans held for investment:
Purchases	(6,120,543)	(4,897,370)	(281,811)
Principal payments	1,788,408	1,022,414	699,118
Acquisition of investments in consolidated VIEs	(398,261)	—	(109,872)
Disposition of investments in consolidated VIEs	—	—	2,601
Net cash provided by (used in) investing activities	$(4,331,009)	$(1,270,560)	$2,037,911
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$44,120,574	$34,202,707	$41,644,280
Payments on repurchase agreements	(42,471,025)	(36,041,143)	(42,660,323)
Net proceeds from preferred stock offerings	314,429	140,065	—
Payments on repurchase of common stock	—	—	(250,000)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	5,152,469	4,797,255	1,483,301
Payments on securitized debt borrowings, collateralized by loans held for investment	(2,844,132)	(1,668,670)	(2,138,623)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(131,039)	(194,634)	(182,217)
Common dividends paid	(375,771)	(454,275)	(381,189)
Preferred dividends paid	(35,932)	—	—
Net cash provided by (used in) financing activities	$3,729,573	$781,305	$(2,484,771)
Net increase (decrease) in cash and cash equivalents	(114,145)	63,652	(50,558)
Cash and cash equivalents at beginning of period	177,714	114,062	164,620
Cash and cash equivalents at end of period	$63,569	$177,714	$114,062

Supplemental disclosure of cash flow information:
Interest received	$1,092,245	$917,491	$881,403
Interest paid	$512,133	$335,077	$236,676
Management fees and expenses paid	$—	$—	$34,996
Non-cash investing activities:

Payable for investments purchased	$567,440	$520,532	$560,641
Net change in unrealized gain (loss) on available-for sale securities	$78,796	$(55,685)	$(272,889)

Acquisition of securities in Consolidated VIEs
Securitized loans held for investment, at fair value	$419,222	$—	$295,225
Securitized debt at fair value	$(20,961)	$—	$(185,353)

Disposition of securities in Consolidated VIEs
Non-agency RMBS, at fair value	$—	$—	$49,118
Securitized loans held for investment, at fair value	$—	$—	$(287,806)
Securitized debt at fair value	$—	$—	$236,087

Non-cash financing activities:
Common dividends declared, not yet paid	$95,365	$94,557	$90,097
Preferred dividends accrued	$—	$2,449	$—

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

Determining the primary beneficiary of a VIE requires judgment. The Company determined that for the securitizations it consolidates, its ownership provides the Company with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, the Company has the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance (“power”) such as rights to direct servicer activity or the Company was determined to have power in connection with its involvement with the structure and design of the VIE.

The Company’s interest in the assets held by these securitization vehicles, which are consolidated on the Company’s Statements of Financial Condition, is restricted by the structural provisions of these trusts, and a recovery of the Company’s investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s Statements of Financial Condition, are non-recourse to the Company, and can only be satisfied from each securitization vehicle’s respective asset pool.

The assets of securitization entities are comprised of residential mortgage backed securities (“RMBS”) or residential mortgage loans. See Notes 3, 4 and 8 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2017 and December 31, 2016.

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

The Company classifies the majority of its MBS as available-for-sale and records investments at estimated fair value as described in Note 5 of these consolidated financial statements. The Company includes unrealized gains and losses considered to be temporary on certain MBS in Other comprehensive income (“OCI”) in the Consolidated Statements of Operations. For IO MBS strips and certain other MBS investments, the Company carries these investments at fair value with changes in fair value included in earnings in the Consolidated Statements of Operations. From time to time, as part of the overall management of its portfolio, the Company may sell any of its investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations utilizing the average cost method.

The Company’s accounting policy for interest income and impairment related to its MBS is as follows:

Interest Income Recognition

The recognition of interest income on MBS securities varies depending on the characteristics of the security as follows:

Agency MBS and Non-Agency RMBS of High Credit Quality

FASB ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”) is applied to the recognition of interest income for the following securities:

•	Certain Agency MBS

•	Non-Agency RMBS that meet all of the following conditions at the acquisition date (referred to hereafter as “Non-Agency RMBS of High Credit Quality”):

1. Rated AA or higher by a nationally recognized credit rating agency using the lowest rating available;
2. The Company expects to collect all of the security's contractual cash flows; and
3. The security cannot be contractually prepaid such that the Company would not recover substantially all of its recorded investment.

Under ASC 310-20, interest income, including premiums and discounts associated with the acquisition of these securities, is recognized over the life of such securities using the interest method based on the contractual cash flows of the security. In applying the interest method, the Company considers estimates of future principal prepayments in the calculation of the effective yield. Differences that arise between previously anticipated prepayments and actual prepayments received, as well as changes in future prepayment assumptions, result in a recalculation of the effective yield on the security. This recalculation of the effective yield is updated on a quarterly basis. Upon a recalculation of the effective yield, the investment in the security is adjusted to the amount that would have existed had the new effective yield been retrospectively applied since acquisition with a corresponding charge or credit to interest income.

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

Interest income on Non-Agency RMBS Not of High Credit Quality is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate for each security of the projected cash flows, which are estimated based on observation of current market information and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. On a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgments about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either positive changes or adverse changes. For securities accounted for under ASC 325-40, any positive or adverse change in cash flows that does not result in the recognition of an other-than-temporary impairment (“OTTI”) results in a retrospective increase or decrease in the effective interest rate used to recognize interest income. For securities accounted for under ASC 310-30, only significant positive changes are reflected prospectively in the effective interest rate used to recognize interest income. Under ASC 310-30, adverse changes in cash flows expected to be collected for Non-Agency RMBS, in an unrealized loss position, generally result in recognition of an OTTI with no change in the effective interest rate used to recognize interest income.

Impairment

Considerations Applicable to certain MBS

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

(e) Loans Held for Investment

The Company's loans held for investment portfolio is comprised of seasoned residential mortgage loans that are not guaranteed as to repayment of principal or interest. These loans are serviced and may be modified by a third-party servicer. The Company generally has the ability to approve certain loan modifications and determine the course of action to be taken as it relates to certain loans in default, including whether or not to proceed with foreclosure. Additionally, in certain cases, the Company has the ability to remove the servicer with or without cause upon prior notice. These mortgage loans are designated as held for investment. Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis and are carried at fair value with changes in fair value recorded in earnings.

The Company estimates the fair value of securitized loans as described in Note 5 of these consolidated financial statements.

Interest is accrued on all loans held for investment when due. Interest which is not received at the due date is written off when it becomes delinquent. Nonrefundable fees and costs related to acquiring the Company’s residential mortgage loans are recognized as expenses in the Consolidated Statements of Operations. Income recognition is suspended for loans when, based on information from the servicer, a full recovery of interest or principal becomes doubtful.

Real estate owned

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at December 31, 2017 and December 31, 2016 was $10 million and $13 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

All Agency MBS investments owned prior to July 1, 2017 will continue to be carried at fair value with changes in fair value reported in other comprehensive income (OCI) as available-for-sale investments. All revenue recognition for these Agency MBS investments owned prior to July 1, 2017 will be in accordance with ASC 310-20, per the Company’s accounting practices.

Non-Agency RMBS - Overcollateralization Class:

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

Changes in fair value of the overcollateralization classes are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings was $14 million and $19 million as of December 31, 2017 and December 31, 2016, respectively.

Interest-Only MBS:

The Company accounts for the IO MBS strips at fair value with changes in fair value reported in earnings. The IO MBS strips are included in MBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $219 million and $266 million as of December 31, 2017 and December 31, 2016. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $104 million and $145 million as of December 31, 2017 and December 31, 2016. Interest income reported on all IO MBS securities was $31 million and $43 million for the years ended December 31, 2017 and 2016, respectively.

Loans Held for Investment:

The Company’s Loans held for investment are carried at fair value with changes in fair value reflected in earnings. The Company carries Loans held for investment at fair value as it may resecuritize these loans in the future. Additionally, the fair value option allows both the loans and related financing to be consistently reported at fair value and to achieve operational and valuation simplifications.

Changes in fair value of Loans held for investment are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations.

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

(k) Income Taxes

The Company has elected to be taxed as a REIT and intends to comply with the provision of the Code, with respect thereto. Accordingly, the Company will generally not be subject to federal, state or local income taxes to the extent that qualifying distributions are made to stockholders and as long as certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost. The Company and CIM Funding TRS have made joint elections to treat CIM Funding TRS as a TRS. CIM Funding TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of December 31, 2017 or 2016.

(l) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock.

(m) Stock-Based Compensation

Compensation expense for equity based awards granted to the Company’s independent directors and stock based compensation awards granted to employees of the Company subject only to service condition is recognized on a straight-line basis over the vesting period of such awards, based upon the fair value of such awards at the grant date. The Company recognizes forfeitures when they occur and does not adjust the fair value of the grants for estimated forfeitures. For awards subject to vesting on a straight line basis, the total amount of expense is at least equal to the measured expense of each vested tranche. Awards subject to only a service condition are valued according to the market price for the Company’s common stock at the date of grant. For awards based on the performance of the Company’s stock price, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The values of these grants are expensed ratably over their respective vesting periods (irrespective of achievement of the performance criteria) adjusted, as applicable, for forfeitures.

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

Business Combinations - (Topic 805)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The guidance in the ASU is effective for the Company as of January 1, 2018. The adoption of this guidance will not have any impact on the Company's consolidated financial statements.

Statement of Cash Flows - Restricted Cash - (Topic 230)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The guidance in the ASU is effective for the Company as of January 1, 2018. As of December 31, 2017, the Company has no restricted cash. The adoption of this guidance will not have any impact on the Company's consolidated financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments - (Topic 230)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on eight specific cash flow issues. The guidance is intended to reduce diversity in practice on those issues across all industries. The guidance in the ASU is effective for the Company as of January 1, 2018. Early adoption is allowed. The guidance is to be applied retrospectively, unless it is impracticable to do so for an issue, then the amendments related to that issue would be applied prospectively. The guidance in the ASU is effective for the Company as of January 1, 2018. The ASU will require the Company to include proceeds received from a securitization of the Company's assets as a noncash activity in the Consolidated Statement of Cash Flows. This requirement will be retrospectively applied to all Consolidated Statements of Cash Flows presented beginning the first quarter 2018. The adoption of this guidance will not have any impact on the net increase or decrease in cash and cash equivalents in the Company's Consolidated Statements of Cash Flows.

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

Financial Instruments-Overall (Subtopic 825-10)

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This update changes how the Company will present changes in the fair value of financial liabilities measured under the fair value option that are attributable to our own credit.  Under the updated guidance, the Company will record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income.  The update also requires fair value measurement for equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any changes in fair value recognized in net income.  The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. In addition, the Company will have to use the exit price notion when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  The guidance in the ASU is effective for the Company as of January 1, 2018. As the Company has no equity investments within the scope of this update, there will be no impact on the Company's consolidated financial statements. As of December 31, 2017, the Company has $9.4 billion of debt which is carried at fair value under the fair value option. This debt is issued by consolidated collateralized financing entities and are non-recourse to the Company, therefore, there is no instrument-specific credit risk related to these liabilities. This guidance will have no cumulative effect of adoption on the Company’s consolidated financial statements as of January 1, 2018.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in residential, commercial and IO Agency MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of December 31, 2017 and December 31, 2016.

		December 31, 2017
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,733,926	$540	$(1,257,103)	$1,477,363	$2,231,415	$754,234	$(182)	$754,052
Senior, interest-only	4,862,461	262,996	—	262,996	210,850	15,761	(67,907)	(52,146)
Subordinated	501,455	10,571	(177,206)	334,820	401,225	66,704	(299)	66,405
Subordinated, interest-only	201,378	7,369	—	7,369	7,826	902	(445)	457
Agency MBS
Residential	2,227,128	123,245	—	2,350,373	2,322,180	5,706	(33,899)	(28,193)
Commercial	1,894,594	47,430	(4,685)	1,937,339	1,938,281	17,041	(16,099)	942
Interest-only	3,021,840	111,277	—	111,277	104,367	834	(7,744)	(6,910)
Total	$15,442,782	$563,428	$(1,438,994)	$6,481,537	$7,216,144	$861,182	$(126,575)	$734,607

		December 31, 2016
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$3,190,947	$231	$(1,412,058)	$1,779,120	$2,511,003	$732,133	$(250)	$731,883
Senior, interest-only	5,648,339	292,396	—	292,396	253,539	18,674	(57,531)	(38,857)
Subordinated	673,259	16,352	(212,734)	476,877	553,498	77,857	(1,236)	76,621
Subordinated, interest-only	266,927	13,878	—	13,878	12,024	—	(1,854)	(1,854)
Agency MBS
Residential	2,594,570	149,872	—	2,744,442	2,705,978	11,235	(49,699)	(38,464)
Commercial	1,331,543	37,782	(2,688)	1,366,637	1,316,975	175	(49,837)	(49,662)
Interest-only	3,356,491	152,175	—	152,175	144,800	1,893	(9,268)	(7,375)
Total	$17,062,076	$662,686	$(1,627,480)	$6,825,525	$7,497,817	$841,967	$(169,675)	$672,292

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Balance at beginning of period	$1,550,110	$1,742,744
Purchases	20,962	79,156
Yield income earned	(266,214)	(282,800)
Reclassification (to) from non-accretable difference	18,909	53,681
Sales and deconsolidation	(20,178)	(42,671)
Balance at end of period	$1,303,589	$1,550,110

The table below presents the outstanding principal balance and related amortized cost at December 31, 2017 and December 31, 2016 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$3,138,265	$3,550,698
End of period	$2,673,350	$3,138,265
Amortized cost:
Beginning of period	$1,695,079	$1,958,726
End of period	$1,381,839	$1,695,079

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2017 and December 31, 2016. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

			December 31, 2017
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$35,229	$(182)	1	$—	$—	—	$35,229	$(182)	1
Senior, interest-only	28,129	(1,724)	27	120,120	(66,183)	120	148,249	(67,907)	147
Subordinated	235	(38)	7	6,261	(261)	5	6,496	(299)	12
Subordinated, interest-only	—	—	—	945	(445)	3	945	(445)	3
Agency MBS
Residential	660,103	(5,197)	21	1,471,464	(28,702)	93	2,131,567	(33,899)	114
Commercial	830,889	(11,695)	176	161,980	(4,404)	91	992,869	(16,099)	267
Interest-only	15,142	(641)	7	57,875	(7,103)	24	73,017	(7,744)	31
Total	$1,569,727	$(19,477)	239	$1,818,645	$(107,098)	336	$3,388,372	$(126,575)	575

			December 31, 2016
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$12,384	$(250)	3	$—	$—	—	$12,384	$(250)	3
Senior, interest-only	96,399	(13,600)	62	78,516	(43,931)	86	174,915	(57,531)	148
Subordinated	56,015	(412)	7	2,826	(824)	4	58,841	(1,236)	11
Subordinated, interest-only	748	(230)	2	11,276	(1,624)	3	12,024	(1,854)	5
Agency MBS
Residential	2,338,910	(48,084)	106	54,943	(1,615)	1	2,393,853	(49,699)	107
Commercial	1,247,923	(45,802)	646	51,733	(4,035)	46	1,299,656	(49,837)	692
Interest-only	63,506	(2,170)	20	52,963	(7,098)	16	116,469	(9,268)	36
Total	$3,815,885	$(110,548)	846	$252,257	$(59,127)	156	$4,068,142	$(169,675)	1,002

At December 31, 2017, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2017.

Gross unrealized losses on the Company’s Agency residential and commercial MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $41 million and $100 million as of December 31, 2017 and December 31, 2016, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2017 and December 31, 2016, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $283 thousand and $485 thousand at December 31, 2017 and December 31, 2016, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the years ended December 31, 2017, 2016 and 2015 are presented below.

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(dollars in thousands)
Total other-than-temporary impairment losses	$(5,169)	$(9,589)	$(8,700)
Portion of loss recognized in other comprehensive income (loss)	(56,687)	(48,398)	(58,744)
Net other-than-temporary credit impairment losses	$(61,856)	$(57,987)	$(67,444)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was previously recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(dollars in thousands)
Cumulative credit loss beginning balance	$556,485	$529,112	$507,548
Additions:
Other-than-temporary impairments not previously recognized	12,669	25,959	41,233
Reductions for securities sold or deconsolidated during the period	(12,405)	(9,429)	(19,746)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	47,211	32,027	26,138
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(12,439)	(21,184)	(26,061)
Cumulative credit impairment loss ending balance	$591,521	$556,485	$529,112

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS for the periods reported are summarized as follows:

	For the Year Ended
	December 31, 2017	December 31, 2016
Loss Severity
Weighted Average	64%	58%
Range	28% - 89%	25% - 85%
60+ days delinquent
Weighted Average	21%	21%
Range	11% - 27%	0% - 40%
Credit Enhancement (1)
Weighted Average	16%	25%
Range	0% - 50%	0% - 100%
3 Month CPR
Weighted Average	10%	7%
Range	0% - 24%	0% - 27%
12 Month CPR
Weighted Average	11%	6%
Range	1% - 19%	1% - 24%
(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at December 31, 2017 and December 31, 2016. IO MBS included in the tables below represent the right to receive a specified portion of the contractual interest cash flows of the underlying principal balance of specific securities. At December 31, 2017, IO MBS had a fair value of $323 million, an amortized cost of $382 million and net unrealized losses of $59 million. At December 31, 2016, IO MBS had a fair value of $410 million, an amortized cost of $458 million and net unrealized losses of $48 million. All changes in fair value of IOs are reflected in Net Income in the Consolidated Statements of Operations.

		December 31, 2017
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$754,234	$—	$754,234	$(182)	$—	$(182)
Senior, interest-only	—	15,761	15,761	—	(67,907)	(67,907)
Subordinated	62,989	3,715	66,704	(102)	(197)	(299)
Subordinated, interest-only	—	902	902	—	(445)	(445)
Agency MBS
Residential	5,706	—	5,706	(29,083)	(4,816)	(33,899)
Commercial	15,462	1,579	17,041	(12,122)	(3,977)	(16,099)
Interest-only	—	834	834	—	(7,744)	(7,744)
Total	$838,391	$22,791	$861,182	$(41,489)	$(85,086)	$(126,575)

		December 31, 2016
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$732,133	$—	$732,133	$(250)	$—	$(250)
Senior, interest-only	—	18,674	18,674	—	(57,531)	(57,531)
Subordinated	74,584	3,273	77,857	(235)	(1,001)	(1,236)
Subordinated, interest-only	—	—	—	—	(1,854)	(1,854)
Agency MBS
Residential	11,235	—	11,235	(49,699)	—	(49,699)
Commercial	175	—	175	(49,837)	—	(49,837)
Interest-only	—	1,893	1,893	—	(9,268)	(9,268)
Total	$818,127	$23,840	$841,967	$(100,021)	$(69,654)	$(169,675)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at December 31, 2017 and December 31, 2016.

	December 31, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,733,926	$54.04	$81.62	4.6%	16.7%
Senior, interest-only	4,862,461	5.41	4.34	1.3%	8.0%
Subordinated	501,455	66.77	80.01	4.1%	9.6%
Subordinated, interest-only	201,378	3.66	3.89	0.8%	11.8%
Agency MBS
Residential pass-through	2,227,128	105.53	104.27	3.8%	2.9%
Commercial pass-through	1,894,594	102.26	102.31	3.6%	3.2%
Interest-only	3,021,840	3.68	3.45	0.7%	3.4%
(1) Bond Equivalent Yield at period end.

	December 31, 2016
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$3,190,947	$55.76	$78.69	4.3%	15.5%
Senior, interest-only	5,648,339	5.18	4.49	1.5%	11.7%
Subordinated	673,259	70.83	82.21	3.8%	9.2%
Subordinated, interest-only	266,927	5.20	4.50	1.1%	13.5%
Agency MBS
Residential pass-through	2,594,570	105.78	104.29	3.9%	3.0%
Commercial pass-through	1,331,543	102.64	98.91	3.6%	2.9%
Interest-only	3,356,491	4.53	4.31	0.8%	3.5%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016
AAA	0.3%	0.3%
AA	0.3%	0.3%
A	0.6%	0.7%
BBB	1.9%	0.7%
BB	2.5%	3.0%
B	2.3%	3.9%
Below B	59.6%	67.2%
Not Rated	32.5%	23.9%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2017 and December 31, 2016 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	December 31, 2017
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$2,179	$681,086	$910,234	$637,916	$2,231,415
Senior interest-only	19	54,107	72,702	84,022	210,850
Subordinated	—	75,495	121,555	204,175	401,225
Subordinated interest-only	—	7,165	661	—	7,826
Agency MBS
Residential	—	21,777	2,300,403	—	2,322,180
Commercial	—	45,770	16,559	1,875,952	1,938,281
Interest-only	—	74,490	25,271	4,606	104,367
Total fair value	$2,198	$959,890	$3,447,385	$2,806,671	$7,216,144
Amortized cost
Non-Agency RMBS
Senior	$2,124	$493,965	$569,458	$411,816	$1,477,363
Senior interest-only	1,271	73,758	94,145	93,822	262,996
Subordinated	—	61,987	91,044	181,789	334,820
Subordinated interest-only	—	6,355	1,014	—	7,369
Agency MBS
Residential	—	22,069	2,328,304	—	2,350,373
Commercial	—	47,170	17,176	1,872,993	1,937,339
Interest-only	—	79,356	27,582	4,339	111,277
Total amortized cost	$3,395	$784,660	$3,128,723	$2,564,759	$6,481,537

	December 31, 2016
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$25,612	$508,979	$1,267,000	$709,412	$2,511,003
Senior interest-only	417	37,796	115,780	99,546	253,539
Subordinated	—	94,793	238,630	220,075	553,498
Subordinated interest-only	—	—	12,024	—	12,024
Agency MBS
Residential	—	429,869	2,276,109	—	2,705,978
Commercial	—	47,354	16,833	1,252,788	1,316,975
Interest-only	—	75,863	63,715	5,222	144,800
Total fair value	$26,029	$1,194,654	$3,990,091	$2,287,043	$7,497,817
Amortized cost
Non-Agency RMBS
Senior	$21,423	$403,250	$868,624	$485,823	$1,779,120
Senior interest-only	1,992	50,252	134,642	105,510	292,396
Subordinated	—	76,287	195,538	205,052	476,877
Subordinated interest-only	—	—	13,878	—	13,878
Agency MBS
Residential	—	438,270	2,306,172	—	2,744,442
Commercial	—	49,027	17,247	1,300,363	1,366,637
Interest-only	—	77,598	69,333	5,244	152,175
Total amortized cost	$23,415	$1,094,684	$3,605,434	$2,101,992	$6,825,525

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At December 31, 2017 and December 31, 2016, 66% and 68% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At December 31, 2017 and December 31, 2016, 13% and 14% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
Weighted average maturity (years)		20.7		21.6
Weighted average amortized loan to value (1)		64.4%		66.5%
Weighted average FICO (2)		697		698
Weighted average loan balance (in thousands)		$314		$319
Weighted average percentage owner occupied		84.4%		83.2%
Weighted average percentage single family residence		66.3%		65.8%
Weighted average current credit enhancement		2.2%		2.3%
Weighted average geographic concentration of top four states	CA	31.7%	CA	32.1%
	NY	8.5%	FL	8.1%
	FL	8.3%	NY	7.9%
	NJ	2.7%	NJ	2.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2017 and December 31, 2016.

Origination Year	December 31, 2017	December 31, 2016
2003 and prior	3.6%	3.6%
2004	4.3%	4.2%
2005	20.8%	20.2%
2006	38.2%	38.0%
2007	30.4%	31.3%
2008	1.8%	1.8%
2009 and later	0.9%	0.9%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(dollars in thousands)
Proceeds from sales	$812,005	$2,719,329	$6,244,613

Gross realized gains	17,538	28,572	94,618
Gross realized losses	(8,415)	(10,417)	(17,544)
Net realized gain (loss)	$9,123	$18,155	$77,074

Included in the gross realized gains for the year ended December 31, 2017 in the table above are exchanges of securities with a fair value of $63 million. The Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $9 million, reflected in earnings for the year ended December 31, 2017. For the year ended December 31, 2016, the fair value of these exchanges of securities was $65 million and resulted in a realized gain of $13 million. For the year ended December 31, 2015, the fair value of these exchanges of securities was $95 million and resulted in a realized gain of $24 million.

4. Loans Held for Investment

The Loans held for investment is comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At December 31, 2017, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investments was $13.3 billion and $8.6 billion as of December 31, 2017 and December 31, 2016, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at December 31, 2017 and December 31, 2016:

	For the Year Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$8,753,653	$4,768,416
Purchases	6,539,765	4,897,370
Principal paydowns	(1,788,409)	(1,022,414)
Sales and settlements	2,876	5,007
Net periodic accretion (amortization)	(35,803)	(41,363)
Change in fair value	206,181	146,637
Balance, end of period	$13,678,263	$8,753,653

The primary cause of the change in fair value is due to market demand for mortgage loans.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following years:

Origination Year	December 31, 2017	December 31, 2016
2002 and prior	7.5%	8.9%
2003	6.7%	5.2%
2004	14.6%	11.9%
2005	20.4%	20.5%
2006	23.1%	22.0%
2007	19.0%	20.9%
2008	6.0%	6.5%
2009	0.7%	0.6%
2010 and later	2.0%	3.5%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
Number of loans		149,172		95,155
Weighted average maturity (years)		18.8		19.8
Weighted average loan to value (1)		88.0%		86.9%
Weighted average FICO (1)		631		627
Weighted average loan balance (in thousands)		$91		$93
Weighted average percentage owner occupied		95.0%		96.6%
Weighted average percentage single family residence		86.0%		85.0%
Weighted average geographic concentration of top five states	CA	9.0%	CA	10.0%
	FL	7.2%	FL	6.7%
	OH	6.1%	OH	6.5%
	PA	5.6%	VA	5.9%
	VA	5.5%	NC	5.1%
(1) As provided by the Trustee.

The following tables show various characteristics of our residential loan portfolio and outstanding principal balance of the loans that are 30 days delinquent and greater for the years ended December 31, 2017 and 2016, respectively.

December 31, 2017
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	9,227	1.00% to 18.74%	9/1/1992 - 6/1/2057	$827,020	$95,952	$46,343
$250 to $500	529	2.00% to 11.88%	11/1/2028 - 12/1/2056	171,266	19,289	11,855
$500 to $750	67	2.00% to 9.25%	1/1/2034 - 9/1/2046	39,212	3,041	2,382
$750 to $1,000	9	3.88% to 5.55%	1/1/2035 - 12/1/2045	7,663	757	—
Over $1,000	8	3.88% to 4.00%	7/1/2037 - 8/1/2039	13,702	2,705	1,164
	9,840			$1,058,863	$121,744	$61,744

Hybrid loans:
$500 to $750	1	6.88% to 6.88%	1/1/2038 - 1/1/2038	$702	$—	$—
	1			$702	$—	$—

Fixed loans:
$1 to $250	133,437	0.00% to 24.00%	9/1/1994 - 5/1/2062	$10,371,829	$960,564	$562,271
$250 to $500	5,324	0.00% to 12.52%	4/1/2018 - 11/1/2065	1,713,839	188,257	114,616
$500 to $750	440	2.00% to 10.69%	7/1/2031 - 9/1/2057	258,058	12,789	13,459
$750 to $1,000	99	2.00% to 7.69%	3/1/2013 - 12/1/2055	84,701	1,706	877
Over $1,000	31	3.00% to 5.75%	12/1/2040 - 7/1/2056	37,828	1,155	—
	139,331			$12,466,255	$1,164,471	$691,223

Total	149,172			$13,525,820	$1,286,215	$752,967

The foreclosure, bankruptcy and REO balances on our loans were $200 million, $273 million and $31 million, respectively, as of December 31, 2017, which are included in the table above.

December 31, 2016
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	6,417	1.38% to 15.20%	2/1/2003 - 10/1/2056	$609,584	$67,705	$25,102
$250 to $500	458	2.13% to 10.00%	4/1/2030 - 9/1/2055	147,410	22,821	7,684
$500 to $750	45	2.00% to 9.25%	7/1/2034 - 9/1/2046	26,383	$3,033	1,131
$750 to $1,000	7	3.13% to 5.17%	1/1/2038 - 12/1/2045	5,754	$768	—
Over $1,000	5	3.13% to 3.38%	1/1/2038 - 4/1/2038	6,641	$—	1,428
	6,932			795,772	94,326	35,345

Hybrid loans:
$1 to $250	2	6.67% to 6.83%	8/1/2037 - 9/1/2037	$190	$97	$—
$250 to $500	1	5.88% to 5.88%	7/1/2037 - 7/1/2037	496	—	—
$500 to $750	3	5.63% to 6.88%	7/1/2037 - 3/1/2038	1,842	—	—
$750 to $1,000	1	5.75% to 5.75%	4/1/2037 - 4/1/2037	940	—	—
	7			$3,468	$97	$—

Fixed loans:
$1 to $250	83,925	0.00% to 24.00%	7/1/2002 - 5/1/2062	$6,487,251	$603,388	$424,980
$250 to $500	3,769	0.00% to 12.52%	5/1/2018 - 10/1/2065	1,225,999	136,702	80,984
$500 to $750	381	2.00% to 10.69%	5/1/2032 - 9/1/2057	223,638	9,531	5,788
$750 to $1,000	103	3.75% to 7.29%	4/1/2037 - 5/1/2047	87,680	—	1,746
Over $1,000	38	3.25% to 7.13%	3/1/2013 - 8/1/2046	44,975	—	—
	88,216			$8,069,543	$749,621	$513,498

Total	95,155			$8,868,783	$844,044	$548,843

The foreclosure, bankruptcy and REO balances on our loans were $203 million, $207 million and $41 million, respectively, as of December 31, 2016, which are included in the table above.

The fair value of residential mortgage loans 90 days or more past due was $577 million and $449 million as of December 31, 2017 and December 31, 2016, respectively.

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

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products evolve and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methodology utilized by the Company for the periods presented is unchanged. The methods used to produce a fair value calculation may not be indicative of net realizable value or reflective of future fair values. Furthermore, the Company believes its valuation methods are appropriate and consistent with other market participants. Using different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At December 31, 2017, four investment holdings with an internally developed fair value of $25 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million lower than the third party prices provided of $28 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at December 31, 2017 in excess of the derived predetermined threshold for the period. At December 31, 2016, ten investment holdings with an internally developed fair value of $123 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $16 million higher than the third party prices provided of $107 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices.

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

The Company reviews the fair values generated by the model to determine whether prices are reflective of the current market by corroborating its estimates of fair value by comparing the results to non-binding independent prices provided by two independent third party pricing services for the loan portfolio. Each quarter the Company develops thresholds which are determined utilizing the securitization market.

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

At December 31, 2017, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and third party prices. At December 31, 2016, the internally developed fair values of loan pools of $1.60 billion had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $50 million higher than the third party prices provided of $1.55 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2016 in excess of the derived predetermined threshold for the period.

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

Securitized Debt, collateralized by Loans Held for Investment

The process for determining the fair value of securitized debt, collateralized by loans held for investment based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors. This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein.

The Company’s estimates of fair value of securitized debt, collateralized by loans held for investment involve management’s judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Fair value option

The table below shows the unpaid principal, fair value and impact of change in fair value on each of the financial instruments carried with fair value option as of December 31, 2017 and 2016, respectively:

	December 31, 2017
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$13,993	$(545)	$1,246
Senior, interest-only	4,862,461	210,850	3,156	(13,290)
Subordinated, interest-only	201,378	7,826	1,836	2,311
Agency MBS
Residential Pass-through	577,522	602,829	(2,359)	(4,816)
Commercial Pass-through	564,379	570,105	(546)	(2,398)
Interest-only	3,021,840	104,367	(367)	465
Loans held for investment, at fair value	13,525,820	13,678,263	(65,643)	206,181
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	9,395,854	9,388,657	16,831	(78,289)

	December 31, 2016
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$18,602	$(1,983)	$5,568
Senior, interest-only	5,648,339	253,539	(26,844)	(4,512)
Subordinated, interest-only	266,927	12,024	(1,169)	2,118
Agency MBS
Interest-only	3,356,491	144,800	(920)	(490)
Loans held for investment, at fair value	8,868,783	8,753,653	32,991	146,635
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	7,059,265	6,941,097	(22,738)	(89,767)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2017 and December 31, 2016 are presented below.

	December 31, 2017
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,851,316	$—	$2,851,316
Agency MBS, at fair value	—	4,364,828	—	—	4,364,828
Loans held for investment, at fair value	—	—	13,678,263	—	13,678,263
Derivatives	3,553	46,978	—	(1,617)	48,914

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(9,388,657)	—	(9,388,657)
Derivatives	—	(1,937)	—	1,617	(320)

	December 31, 2016
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	3,330,063	$—	$3,330,063
Agency MBS, at fair value	—	4,167,754	—	—	4,167,754
Loans held for investment, at fair value	—	—	8,753,653	—	8,753,653
Derivatives	1,785	22,327	—	(14,435)	9,677

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	(6,941,097)	—	(6,941,097)
Derivatives	—	(17,225)	—	14,875	(2,350)

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at December 31, 2017 and December 31, 2016.

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2017
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3 assets	$3,330,063	$8,753,653	$(6,941,097)
Transfers in to Level 3 assets	6,112	—	—
Transfers out of Level 3 assets	—	—	—
Purchases	78,400	6,539,765	(5,173,430)
Principal payments	(568,339)	(1,788,409)	1,787,368
Sales and Settlements	(68,162)	2,876	1,056,765
Accretion (amortization) of purchase discounts	120,119	(35,803)	(4,701)
Gains (losses) included in net income
Other than temporary credit impairment losses	(59,881)	—	—
Realized gains (losses) on sales and settlements	12,031	—	(35,273)
Net unrealized gains (losses) included in income	(9,733)	206,181	(78,289)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	10,706	—	—
Ending balance Level 3 assets	$2,851,316	$13,678,263	$(9,388,657)

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2016
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3 assets	$3,675,841	$4,768,416	$(3,720,496)
Transfers in to Level 3 assets	—	—	—
Transfers out of Level 3 assets	—	—	—
Purchases	257,914	4,897,370	(4,797,255)
Principal payments	(532,696)	(1,022,414)	1,059,854
Sales and Settlements	(149,938)	5,007	608,816
Accretion (amortization) of purchase discounts	120,638	(41,363)	(2,128)
Gains (losses) included in net income
Other than temporary credit impairment losses	(57,986)	—	—
Realized gains (losses) on sales and settlements	13,761	—	(122)
Net unrealized gains (losses) included in income	3,173	146,637	(89,766)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(644)	—	—
Ending balance Level 3 assets	$3,330,063	$8,753,653	$(6,941,097)

There were $6 million of IOs transferred to Level 3 and no transfers out from Level 3, during the year ended December 31, 2017. There were no transfers to or from Level 3 for the year ended December 31, 2016. The primary cause of the changes in fair value of the loans and the securitized debt are due to market demand for these instruments and changes in credit risk of the portfolio.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of December 31, 2017 and December 31, 2016 follows:

	December 31, 2017				December 31, 2016
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	4.4%	1% -45%	0% -55%	35% -89%	5.4%	1% -35%	0% -22%	35% -95%
Senior interest-only	11.2%	3% -25%	0% -50%	35% -95%	12.5%	3% -30%	0% -22%	35% -95%
Subordinated	5.8%	1% -20%	0% -33%	35% -69%	6.2%	1% -25%	0% -18%	0% -79%
Subordinated interest-only	12.0%	6% -22%	0% -9%	35% -63%	13.2%	6% -15%	0% -11%	35% -76%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of December 31, 2017 and December 31, 2016 follows:

		December 31, 2017				December 31, 2016
		Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR Range	CDR Range	Loss Severity Range	Weighted Average Discount Rate	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	4.1%	6% - 15%	0% - 6%	35% - 60%	4.4%	1% - 35%	0% - 30%	35% - 65%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of December 31, 2017 and December 31, 2016 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized by seasoned subprime mortgages at fair value as of December 31, 2017 and December 31, 2016 follows:

	December 31, 2017	December 31, 2016
Factor:
Coupon
Base Rate	4.8%	5.2%
Actual	6.9%	7.1%

FICO
Base Rate	636	632
Actual	627	621

Loan-to-value (LTV)
Base Rate	89%	87%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	95%	97%
Investor	1%	2%
Secondary	4%	1%
Property Type
Single family	87%	86%
Manufactured housing	4%	6%
Multi-family/mixed use/other	9%	8%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2017 and December 31, 2016.

	December 31, 2017
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	7,250,452	7,269,193
Securitized debt, collateralized by Non-Agency RMBS	3	205,780	192,259

	December 31, 2016
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	5,600,903	5,619,385
Securitized debt, collateralized by Non-Agency RMBS	3	334,124	324,261

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of December 31, 2017 and December 31, 2016 were:

	December 31, 2017	December 31, 2016
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$3,202,056	$3,087,734
Non-agency MBS and Loans held for investment (in thousands)	4,048,396	2,513,169
Total:	$7,250,452	$5,600,903

Average balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$3,120,474	$4,159,651
Non-agency MBS and Loans held for investment (in thousands)	3,203,700	2,322,683
Total:	$6,324,174	$6,482,334

Average borrowing rate of Repurchase agreements secured by:
Agency MBS	1.47%	0.90%
Non-agency MBS and Loans held for investment	3.41%	3.05%

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	28 Days	32 Days
Non-agency MBS and Loans held for investment	93 Days	98 Days

Average original maturity of Repurchase agreements secured by:
Agency MBS	87 Days	112 Days
Non-agency MBS and Loans held for investment	123 Days	155 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$3,450,123	$3,334,245
Non-agency MBS and Loans held for investment (in thousands)	5,338,557	3,699,621
Total:	$8,788,680	$7,033,866

At December 31, 2017 and December 31, 2016, the repurchase agreements collateralized by MBS and Loans held for investment had the following remaining maturities.

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	4,745,342	2,947,604
30 to 59 days	1,206,769	958,956
60 to 89 days	592,865	407,625
90 to 119 days	—	559,533
Greater than or equal to 120 days	705,476	727,185
Total	$7,250,452	$5,600,903

At December 31, 2017, the Company had an amount at risk with Credit Suisse of 12% of its equity related to the collateral posted on repurchase agreements. As of December 31, 2017 the weighted average remaining maturity of the repurchase agreements with Credit Suisse was 25 days and the amount at risk was $451 million. At December 31, 2016, the Company had an amount at risk with Nomura Securities Company Limited of 10% of its equity related to the collateral posted on repurchase agreements. As of December 31, 2016, the weighted average maturity of the repurchase agreements with Nomura Securities Company Limited was 104 days and the amount at risk was $320 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of December 31, 2017 and December 31, 2016.

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

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2017 and December 31, 2016 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $219 million and $350 million, respectively. At December 31, 2017 and December 31, 2016, the debt carried a weighted average cost of financing equal to 6.2% and 5.2%, respectively. The debt matures between the years 2035 and 2047. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the year ended December 31, 2017, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $166 thousand for $167 thousand. This transaction resulted in a net loss on the extinguishment of debt of $1 thousand, which is reflected in earnings for the year ended December 31, 2017.

During the year ended December 31, 2016, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $10 million for $11 million. This transaction resulted in a net loss on the extinguishment of debt of $355 thousand. This loss is reflected in earnings for the year ended December 31, 2016.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at December 31, 2017 and December 31, 2016, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Within One Year	$42,217	$98,565
One to Three Years	45,916	82,563
Three to Five Years	16,524	23,854
Greater Than Five Years	4,867	31,973
Total	$109,524	$236,955

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2017 and December 31, 2016 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $9.4 billion and $7.1 billion, respectively. At December 31, 2017 and December 31, 2016 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 4.2% and 4.0% respectively. As at December 31, 2017, the maturities of the debt ranges between the years 2023 and 2067. The debt maturity ranges as at December 31, 2016 were between the years 2021 and 2065.

During the year ended December 31, 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $1.0 billion for $1.1 billion. These transactions resulted in a net loss on the extinguishment of debt of $35 million, which is reflected in earnings for the year ended December 31, 2017. As the Company's securitized debt is carried at fair value with changes in fair value reflected in earnings, some of this loss was recognized during prior periods. During the year ended December 31, 2016, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $609 million for $609 million. These transactions resulted in a net loss on the extinguishment of debt of $122 thousand. This loss is reflected in earnings for the year ended December 31, 2016.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at December 31, 2017 and December 31, 2016, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Within One Year	$1,819,018	$1,151,519
One to Three Years	2,872,572	1,841,808
Three to Five Years	2,140,434	1,423,706
Greater Than Five Years	2,439,872	2,477,123
Total	$9,271,896	$6,894,156

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions and are callable at par, at the option of the Company. The following table presents the par value of the callable debt by year at December 31, 2017.

December 31, 2017
(dollars in thousands)
Year	Principal
2018	$943,573
2019	397,734
2020	4,744,768
2021	2,811,850
2022	287,157
Total	$9,185,082

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of December 31, 2017, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $15.0 billion and liabilities with a carrying value of $9.6 billion. As of December 31, 2016, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $10.8 billion of and liabilities with a carrying value of $7.3 billion.

During the year ended December 31, 2017, the Company consolidated approximately $7.4 billion unpaid principal balance (excluding $509 million of loans held by a subsidiary of the Company) of seasoned residential subprime mortgage loans. The Company generally sells these loans to multiple real estate mortgage investment conduit trusts (the “Trusts”). The Company purchased certain subordinate notes and trust certificates of the Trusts. The Company evaluated the Trusts and determined that the total equity investment at risk is not sufficient to permit these trusts to finance its activities without additional subordinated financial support provided by another party. Therefore, the Company concluded that the Trusts were VIEs. The Company further determined that their interests in the Trusts gave the Company the power to direct the activity of these VIEs that most significantly impacted the Company's economic performance of the VIEs. As the Company concluded that it was the primary beneficiary of the Trusts, the Company consolidated the assets and liabilities of the Trusts. All intercompany balances and transactions are eliminated in consolidation.

The consolidation of these Trusts resulted in the addition of the following amounts, net of eliminations, at the time of securitization.

Consolidated Trusts
(dollars in thousands)
Assets:
Loans held for investment, at fair value	$7,407,677
Other Assets	51,711

Liabilities:
Securitized debt at fair value (1)	$5,188,457
(1) After the elimination of intercompany balances.

As sponsor of the Trusts, the Company has retained an eligible horizontal retained interest consisting of the Class B and Class C notes in the Trusts in order to satisfy the U.S. risk retention rules (the “Required Credit Risk”). The U.S. risk retention rules impose limitations on the ability of the Company to dispose of or hedge the Required Credit Risk until the later of (i) the fifth anniversary of the closing date of the securitization transactions (the “Closing Date”) and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the Closing Date, but in any event no longer than the seventh anniversary of the Closing Date. These investments have been eliminated in consolidation of the Trusts as of December 31, 2017.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$1,579,793	$1,842,080
Loans held for investment, at fair value	13,263,338	8,753,653
Accrued interest receivable	75,489	57,153
Other assets	68,844	109,068
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$205,780	$334,124
Securitized debt at fair value, collateralized by loans held for investment	9,388,657	6,941,097
Accrued interest payable	33,870	24,942
Other liabilities	3,513	2,742

Income, OTTI and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$914,022	$678,623	$575,715
Interest expense, Non-recourse liabilities of VIEs	390,858	249,708	191,922
Net interest income	$523,164	$428,915	$383,793

Total other-than-temporary impairment losses	$(2,174)	$(1,274)	$(2,066)
Portion of loss recognized in other comprehensive income (loss)	(51,118)	(37,475)	(55,552)
Net other-than-temporary credit impairment losses	$(53,292)	$(38,749)	$(57,618)

Servicing fees	$41,493	$31,178	$25,244

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2017, ranged from less than $1 million to $52 million, with an aggregate amount of $1.3 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2016, ranged from less than $1 million to $51 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.2 billion and $1.4 billion at December 31, 2017 and December 31, 2016, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2017 and December 31, 2016.

		December 31, 2017
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$3,816,400	Derivatives, at fair value, net	$43,257	Derivatives, at fair value, net	$—
Swaptions	391,000	Derivatives, at fair value, net	2,105	Derivatives, at fair value, net	(320)
Treasury Futures	619,700	Derivatives, at fair value, net	3,552	Derivatives, at fair value, net	—
Total	$4,827,100		$48,914		$(320)

		December 31, 2016
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,396,900	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	624,000	Derivatives, at fair value, net	7,892	Derivatives, at fair value, net	(2,350)
Treasury Futures	619,700	Derivatives, at fair value, net	1,785	Derivatives, at fair value, net	—
Total	$2,640,600		$9,677		$(2,350)

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives For the Year Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2017	December 31, 2016	December 31, 2015
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$43,697	$47,170	$64,819
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(31,593)	(88,722)	(146,173)
Mortgage Options	Net unrealized gains (losses) on derivatives	—	—	225
Mortgage Options	Net realized gains (losses) on derivatives	—	—	443
Treasury Futures	Net unrealized gains (losses) on derivatives	1,768	378	8,634
Treasury Futures	Net realized gains (losses) on derivatives	(4,061)	(9,170)	(35,523)
Swaptions	Net unrealized gains (losses) on derivatives	2,511	2,545	(6,294)
Swaptions	Net realized gains (losses) on derivatives	(6,134)	(7,044)	(353)
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	—	—
Other Derivative Assets	Net realized gains (losses) on derivatives	—	(566)	(415)
Total		$6,188	$(55,409)	$(114,637)
(1) Includes loss on termination of interest rate swap of $16 million, $61 million, and $99 million for the years ended December 31, 2017, 2016, and 2015 respectively.

The Company paid $16 million to terminate interest rate swaps with a notional value of $250 million during the year ended December 31, 2017. The terminated swaps had original maturities ranging from 2024 to 2034. The Company paid $61 million to terminate interest rate swaps with a notional value of $3.3 billion during the year ended December 31, 2016. The terminated swaps had original maturities ranging from 2017 to 2034. These amounts represented the fair value of the terminated interest rate swaps, not counting any accrued interest at the time of settlement.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2017 was 1.93% and the weighted average receive rate was 1.53%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2016 was 2.13% and the weighted average receive rate was 0.90%. The weighted average maturity on the Company’s interest rate swaps at December 31, 2017 and December 31, 2016 was 5 years and 8 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net asset position at December 31, 2017 is approximately $37 million including accrued interest, which represents the maximum amount the Company would receive upon termination, which is fully collateralized.

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

The Company declared dividends to Series B preferred stockholders of $22 million, or $1.68 per preferred share during the year ended December 31, 2017.

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
The Company declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share during the year ended December 31, 2017.
Common Stock

In August 2015, our Board of Directors adopted a share repurchase program (the “Repurchase Program”) that authorized repurchases of our common stock up to $250 million. In February 2016, our Board of Directors increased the Repurchase Program by $100 million. In February 2018, our Board of Directors reauthorized the $100 million available under the Repurchase Program. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of our common stock when the purchase price is less than its estimate of its current book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company did not repurchase any shares during the year ended December 31, 2017, and has $100 million in the Repurchase Program that may be used to repurchase shares in the future.

During the year ended December 31, 2017, the Company declared regular dividends to common shareholders of $377 million, or $2.00 per share. For the year ended December 31, 2016, the Company declared regular dividends to common shareholders of $364 million, or $1.94 per share, and a special dividend of $94 million, or $0.50 per share. For the year ended December 31, 2015, the Company declared regular dividends to common shareholders of $379 million, or $1.92 per share.

Earnings per share for the years ended December 31, 2017, 2016, and 2015 respectively, are computed as follows:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$491,184	$549,494	$250,349
Effect of dilutive securities:	—	—	—
Dilutive net income available to common shareholders	$491,184	$549,494	$250,349

Denominator:
Weighted average basic shares	187,780,355	187,728,634	199,563,196
Effect of dilutive securities	506,965	296,204	86,981
Weighted average dilutive shares	188,287,320	188,024,838	199,650,177

Net income per average share attributable to common stockholders - Basic	$2.62	$2.93	$1.25
Net income per average share attributable to common stockholders - Diluted	$2.61	$2.92	$1.25

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the year ended December 31, 2017 and 2016:

	December 31, 2017
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2016	$718,106	$718,106
OCI before reclassifications	24,218	24,218
Amounts reclassified from AOCI	54,578	54,578
Net current period OCI	78,796	78,796
Balance as of December 31, 2017	$796,902	$796,902

	December 31, 2016
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2015	$773,791	$773,791
OCI before reclassifications	(88,527)	(88,527)
Amounts reclassified from AOCI	32,842	32,842
Net current period OCI	(55,685)	(55,685)
Balance as of December 31, 2016	$718,106	$718,106

The following table presents the details of the reclassifications from AOCI for the year ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$7,278	$25,145	Net realized gains (losses) on sales of investments
	(61,856)	(57,987)	Net other-than-temporary credit impairment losses
	$(54,578)	$(32,842)	Income before income taxes
	—	—	Income taxes
	$(54,578)	$(32,842)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015) (the “Incentive Plan”), directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting between three and ten years depending on the award, after which time the awards fully vest. During the vesting period, these shares may not be sold. There were approximately 6 million shares available for future grants under the Incentive Plan as of December 31, 2017.

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

During the year ended December 31, 2017 and 2016, the Company granted certain of its employees Restricted Stock Units (“RSU”) awards.  RSU awards are designed to reward certain employees of the Company for services provided over the previous year. The RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. The RSU awards are valued at the market price of the Company’s common stock on the grant date and the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 204 thousand and 360 thousand RSU awards during the year ended December 31, 2017 and 2016, with a grant date fair value of $4 million and $5 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the year ended December 31, 2017 and 2016, the Company granted certain of its employees 144 thousand and 180 thousand Performance Share Units (“PSU”) awards, respectively. PSU awards are designed to align compensation with the Company’s future performance. The PSU awards include a three year performance period ending on December 31, 2019 and December 31, 2018, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the stock performance of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions.  Based on the model results, the 144 thousand PSU awards granted during 2017 had a grant date value of $3 million that will cliff vest on December 31, 2019. The 180 thousand PSU awards granted during 2016 had a grant date value of $3 million which will cliff vest on December 31, 2018.

The following table presents information with respect to the Company's stock awards during the years ended December 31, 2017 and 2016.

	For the Year Ended
	December 31, 2017		December 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	577,547	14.53	71,000	28.39
Granted	348,244	18.68	539,847	13.49
Vested	(155,976)	30.74	(33,300)	27.23
Forfeited	—	—	—	—
Unvested shares outstanding - end of period	769,815	25.58	577,547	14.53

The Company recognized stock based compensation expenses of $4 million, $2 million and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $18,000 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expense related to the Company’s qualified plan for the years ended December 31, 2017, 2016 and 2015 was $376 thousand, $335 thousand and $82 thousand, respectively.

13. Income Taxes

For the years ended December 31, 2017 and 2016, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the years ended December 31, 2017, 2016, and 2015.

On December 22, 2017, H.R.1, informally known as the Tax Cuts and Jobs Act (the "TCJA"), was enacted that included, among other items, a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. Under generally accepted accounting principles, the Company is required to recognize the effect of this rate change in its deferred tax assets and liabilities in the period the tax rate change is enacted. The Company recorded a deferred tax asset of $4 million and $5 million for the years ended December 31, 2017 and 2016, respectively, relating to activities of its TRSs. Of these amounts, the amount related to cumulative net operating losses was $1 million and $2 million as of December 31, 2017 and 2016, respectively, and the amount related to losses which were disallowed under Code Section 267(a) was $3 million as of December 31, 2017 and 2016. The Company evaluates, based on both positive and negative evidence, the likelihood of realizing its deferred tax assets and established a valuation allowance of $4 million and $5 million for the years ended December 31, 2017 and 2016. We continue to analyze and monitor the application of TCJA to our business.

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

14. Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk. The Company is subject to interest rate risk in connection with its investments in Agency MBS and Non-Agency RMBS, residential mortgage loans, borrowings under repurchase agreements and securitized debt. When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related financing.

The Company attempts to minimize credit risk through due diligence, asset selection and portfolio monitoring. The Company has established a whole loan target market including prime and subprime borrowers, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan-to-value ratios. These factors are considered to be important indicators of credit risk.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2017 and December 31, 2016.

	December 31, 2017
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(7,250,452)	$—	$(7,250,452)	$8,788,680	$1,156	$1,539,384
Interest Rate Swaps - Gross Assets	44,874	(1,617)	43,257	—	11,570	54,827
Interest Rate Swaps - Gross Liabilities	(1,617)	1,617	—	—	—	—
Treasury Futures - Gross Assets	3,552	—	3,552	—	376	3,928
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	2,105	—	2,105	—	—	2,105
Swaptions - Gross Liabilities	(320)	—	(320)	—	—	(320)
Total Liabilities	$(7,201,858)	$—	$(7,201,858)	$8,788,680	$13,102	$1,599,924
(1) Included in other assets

	December 31, 2016
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(5,600,903)	$—	$(5,600,903)	$7,033,866	$2,545	$1,435,508
Interest Rate Swaps - Gross Assets	14,435	(14,435)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	(14,875)	14,875	—	—	39,627	39,627
Treasury Futures - Gross Assets	1,785	—	1,785	—	3,320	5,105
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	7,892	—	7,892	—	—	7,892
Swaptions - Gross Liabilities	(2,350)	—	(2,350)	10,341	—	7,991
Total Liabilities	$(5,594,016)	$440	$(5,593,576)	$7,044,207	$45,492	$1,496,123
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

16. Subsequent Events

None.

17. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017.

	For the Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$301,957	$296,813	$288,644	$251,344
Interest expense	144,204	140,358	137,955	110,231
Net interest income	157,753	156,455	150,689	141,113
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(923)	(784)	(749)	(2,713)
Portion of loss recognized in other comprehensive income	(17,256)	(10,684)	(12,760)	(15,988)
Net other-than-temporary credit impairment losses	(18,179)	(11,468)	(13,509)	(18,701)
Net gains (losses) on derivatives	31,108	1,363	(21,822)	(4,462)
Net unrealized gains (losses) on financial instruments at fair value	(47,637)	19,042	67,762	72,243
Net realized gains (losses) on sales of investments	(586)	1	4,541	5,167
Gain (loss) on Extinguishment of Debt	12,742	(1)	(48,014)	—
Total other expenses	27,657	26,142	24,491	32,537
Net income (loss)	$107,608	$139,232	$115,017	$162,807
Dividend on preferred stock	$9,400	$9,400	$9,400	$5,283
Net income (loss) available to common shareholders	$98,208	$129,832	$105,617	$157,524
Net income per common share-basic	$0.52	$0.69	$0.56	$0.84

The following is a presentation of the results of operations for the quarters ended December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016.

	For the Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$260,823	$250,953	$221,096	$201,194
Interest expense	106,737	94,911	83,227	62,981
Net interest income	154,086	156,042	137,869	138,213
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,034)	(993)	(3,129)	(4,423)
Portion of loss recognized in other comprehensive income	(13,746)	(10,581)	(17,816)	(6,255)
Net other-than-temporary credit impairment losses	(14,780)	(11,574)	(20,955)	(10,678)
Net gains (losses) on derivatives	115,523	13,360	(47,755)	(136,537)
Net unrealized gains (losses) on financial instruments at fair value	(20,664)	32,999	30,347	16,871
Net realized gains (losses) on sales of investments	11,121	3,079	6,631	(2,674)
Gain (loss) on Extinguishment of Debt	1,334	(45)	—	(1,766)
Other Income	—	—	—	95,000
Total other expenses	24,698	21,031	31,987	15,302
Net income (loss)	$221,903	$172,817	$74,127	$83,098
Dividend on preferred stock	$2,449	$—	$—	$—
Net income (loss) available to common shareholders	$219,454	$172,817	$74,127	$83,098
Net income per common share-basic	$1.17	$0.92	$0.39	$0.44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CHIMERA INVESTMENT CORPORATION

Date: February 20, 2018	By:	/s/ Matthew Lambiase
Matthew Lambiase Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 20, 2018
Matthew Lambiase

/s/ Rob Colligan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2018
Rob Colligan

/s/ Mark Abrams	Director	February 20, 2018
Mark Abrams

/s/ Paul A. Keenan	Director	February 20, 2018
Paul A. Keenan

/s/ Paul Donlin	Director	February 20, 2018
Paul Donlin

/s/ Gerard Creagh	Director	February 20, 2018
Gerard Creagh

/s/ Dennis Mahoney	Director	February 20, 2018
Dennis Mahoney

/s/ John P. Reilly	Director	February 20, 2018
John P. Reilly

/s/ Teresa Bryce Bazemore	Director	February 20, 2018
Teresa Bryce Bazemore