Form 10-Q
period 2018-03-31
CHIMERA INVESTMENT CORP
filed 2018-05-03
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2018
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2018
Common Stock, $0.01 par value	186,970,122

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$100,752	$63,569
Non-Agency RMBS, at fair value	2,760,711	2,851,316
Agency MBS, at fair value	4,557,799	4,364,828
Loans held for investment, at fair value	13,619,995	13,678,263
Accrued interest receivable	98,669	100,789
Other assets	99,631	114,391
Derivatives, at fair value, net	93,171	48,914
Total assets (1)	$21,330,728	$21,222,070
Liabilities:
Repurchase agreements ($8.7 billion and $8.8 billion, pledged as collateral, respectively)	$7,202,924	$7,250,452
Securitized debt, collateralized by Non-Agency RMBS ($1.5 billion and $1.6 billion pledged as collateral, respectively)	194,967	205,780
Securitized debt at fair value, collateralized by loans held for investment ($13.2 billion and $13.3 billion pledged as collateral, respectively)	9,321,154	9,388,657
Payable for investments purchased	766,250	567,440
Accrued interest payable	69,929	61,888
Dividends payable	95,335	95,365
Accounts payable and other liabilities	9,426	17,191
Derivatives, at fair value, net	—	320
Total liabilities (1)	$17,659,985	$17,587,093

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 186,969,715 and 187,809,288 shares issued and outstanding, respectively	1,870	1,878
Additional paid-in-capital	3,814,391	3,826,691
Accumulated other comprehensive income	709,244	796,902
Cumulative earnings	3,206,859	2,967,852
Cumulative distributions to stockholders	(4,061,809)	(3,958,534)
Total stockholders' equity	$3,670,743	$3,634,977
Total liabilities and stockholders' equity	$21,330,728	$21,222,070

(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of March 31, 2018 and December 31, 2017, total assets of consolidated VIEs were $14,878,283 and $14,987,464, respectively, and total liabilities of consolidated VIEs were $9,553,852 and $9,631,820, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended
	March 31, 2018	March 31, 2017
Net interest income:
Interest income (1)	$297,132	$251,344
Interest expense (2)	149,251	110,231
Net interest income	147,881	141,113
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(294)	(2,713)
Portion of loss recognized in other comprehensive income	(864)	(15,988)
Net other-than-temporary credit impairment losses	(1,158)	(18,701)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	81,419	4,896
Net realized gains (losses) on derivatives	13,085	(9,358)
Net gains (losses) on derivatives	94,504	(4,462)
Net unrealized gains (losses) on financial instruments at fair value	14,466	72,243
Net realized gains (losses) on sales of investments	—	5,167
Gains (losses) on extinguishment of debt	9,670	—
Total other gains (losses)	118,640	72,948

Other expenses:
Compensation and benefits	8,411	7,556
General and administrative expenses	5,489	4,040
Servicing fees	11,334	9,588
Deal expenses	1,088	11,353
Total other expenses	26,322	32,537
Income (loss) before income taxes	239,041	162,823
Income taxes	34	16
Net income (loss)	$239,007	$162,807

Dividend on preferred stock	9,400	5,283

Net income (loss) available to common shareholders	$229,607	$157,524

Net income (loss) per share available to common shareholders:
Basic	$1.22	$0.84
Diluted	$1.22	$0.84

Weighted average number of common shares outstanding:
Basic	187,553,281	187,761,748
Diluted	188,176,753	188,195,061

Dividends declared per share of common stock	$0.50	$0.50

(1) Includes interest income of consolidated VIEs of $235,026 and $192,989 for the quarters ended March 31, 2018 and 2017, respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $99,614 and $82,684 for the quarters ended March 31, 2018 and 2017, respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended
	March 31, 2018	March 31, 2017
Comprehensive income (loss):
Net income (loss)	$239,007	$162,807
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(88,816)	(3,910)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	1,158	18,701
Reclassification adjustment for net realized losses (gains) included in net income	—	(5,186)
Other comprehensive income (loss)	(87,658)	9,605
Comprehensive income (loss) before preferred stock dividends	$151,349	$172,412
Dividends on preferred stock	$9,400	$5,283
Comprehensive income (loss) available to common stock shareholders	$141,949	$167,129

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total

Balance, December 31, 2016	$58	$—	$1,877	$3,508,779	$718,106	$2,443,184	$(3,548,471)	$3,123,533
Net income (loss)	—	—	—	—	—	162,807	—	162,807
Other comprehensive income (loss)	—	—	—	—	9,605	—	—	9,605
Stock based compensation	—	—	1	1,119	—	—	—	1,120
Common dividends declared	—	—	—	—	—	—	(94,123)	(94,123)
Preferred dividends declared	—	—	—	—	—	—	(5,283)	(5,283)
Issuance of preferred stock	—	130	—	314,299	—	—	—	314,429
Balance, March 31, 2017	$58	$130	$1,878	$3,824,197	$727,711	$2,605,991	$(3,647,877)	$3,512,088

Balance, December 31, 2017	$58	$130	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977
Net income (loss)	—	—	—	—	—	239,007	—	239,007
Other comprehensive income (loss)	—	—	—	—	(87,658)	—	—	(87,658)
Repurchase of common stock	—	—	(8)	(14,826)	—	—	—	(14,834)
Stock based compensation	—	—	—	2,526	—	—	—	2,526
Common dividends declared	—	—	—	—	—	—	(93,875)	(93,875)
Preferred dividends declared	—	—	—	—	—	—	(9,400)	(9,400)
Balance, March 31, 2018	$58	$130	$1,870	$3,814,391	$709,244	$3,206,859	$(4,061,809)	$3,670,743

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarters Ended
	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities:
Net income	$239,007	$162,807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	2,521	(13,712)
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	(693)	5,109
Amortization of swaption premium	727	3,303
Net unrealized losses (gains) on derivatives	(81,419)	(4,896)
Margin (paid) received on derivatives	43,891	4,974
Net unrealized losses (gains) on financial instruments at fair value	(14,466)	(72,243)
Net realized losses (gains) on sales of investments	—	(5,167)
Net other-than-temporary credit impairment losses	1,158	18,701
(Gain) loss on extinguishment of debt	(9,670)	—
Equity-based compensation expense	2,526	1,119
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	2,120	(19,972)
Decrease (increase) in other assets	12,501	(30,275)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(7,766)	(7,517)
Increase (decrease) in accrued interest payable, net	8,041	18,929
Net cash provided by (used in) operating activities	$198,478	$61,160
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(217,579)	$(113,599)
Principal payments	109,645	115,237
Non-Agency RMBS portfolio:
Purchases	—	(5,663)
Principal payments	96,988	127,929
Loans held for investment:
Purchases	(369,583)	(4,165,322)
Principal payments	443,755	324,851
Net cash provided by (used in) investing activities	$63,226	$(3,716,567)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$13,951,070	$6,551,098
Payments on repurchase agreements	(13,997,248)	(6,300,798)
Net proceeds from preferred stock offerings	—	314,429
Payments on repurchase of common stock	(14,834)	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	509,066	3,457,535
Payments on securitized debt borrowings, collateralized by loans held for investment	(558,917)	(331,290)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(10,353)	(31,320)
Common dividends paid	(93,905)	(94,056)
Preferred dividends paid	(9,400)	(5,349)
Net cash provided by (used in) financing activities	$(224,521)	$3,560,249
Net increase (decrease) in cash and cash equivalents	37,183	(95,158)
Cash and cash equivalents at beginning of period	63,569	177,714
Cash and cash equivalents at end of period	$100,752	$82,556

Supplemental disclosure of cash flow information:
Interest received	$301,772	$217,660
Interest paid	$141,903	$86,193
Non-cash investing activities:
Payable for investments purchased	$766,250	$473,269
Net change in unrealized gain (loss) on available-for sale securities	$(87,658)	$9,605

Non-cash financing activities:
Common dividends declared, not yet paid	$95,335	$94,625

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

(d) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2017, other than the significant accounting policies disclosed below.

Income Taxes

The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2018 or December 31, 2017.

Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

(e) Recent Accounting Pronouncements

Income Statement - Reporting Comprehensive Income - (Topic 220)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The guidance in the ASU is effective for the Company as of January 1, 2019. Early adoption is allowed. The Company is not planning to early adopt and is currently evaluating what impact this update will have on the consolidated financial statements.

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
The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The Company has adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

Statement of Cash Flows - Restricted Cash - (Topic 230)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The Company has adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments - (Topic 230)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and
Cash Payments. This update provides guidance on eight specific cash flow issues. The guidance is intended to reduce diversity in practice on those issues across all industries. The Company has adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's consolidated Statements of Cash Flows.

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

Financial Instruments-Overall (Subtopic 825-10)

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial
Liabilities. This update changes how the Company will present changes in the fair value of financial liabilities measured under the fair value option that are attributable to our own credit. Under the updated guidance, the Company will record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The update also requires fair value measurement for equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any changes in fair value recognized in net income. The update also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. In addition, the Company will have to use the exit price notion when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. The Company has adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in residential, commercial and IO Agency MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of March 31, 2018 and December 31, 2017.

		March 31, 2018
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,627,375	$867	$(1,210,583)	$1,417,659	$2,153,327	$736,149	$(481)	$735,668
Senior, interest-only	4,646,297	251,692	—	251,692	197,593	16,197	(70,296)	(54,099)
Subordinated	495,128	10,319	(172,024)	333,423	401,699	68,452	(176)	68,276
Subordinated, interest-only	196,208	7,225	—	7,225	8,092	1,388	(521)	867
Agency MBS
Residential	2,265,632	125,940	—	2,391,572	2,312,635	3,201	(82,138)	(78,937)
Commercial	2,153,980	50,889	(4,600)	2,200,269	2,147,644	3,042	(55,667)	(52,625)
Interest-only	2,960,181	104,603	—	104,603	97,520	827	(7,910)	(7,083)
Total	$15,344,801	$551,535	$(1,387,207)	$6,706,443	$7,318,510	$829,256	$(217,189)	$612,067

		December 31, 2017
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,733,926	$540	$(1,257,103)	$1,477,363	$2,231,415	$754,234	$(182)	$754,052
Senior, interest-only	4,862,461	262,996	—	262,996	210,850	15,761	(67,907)	(52,146)
Subordinated	501,455	10,571	(177,206)	334,820	401,225	66,704	(299)	66,405
Subordinated, interest-only	201,378	7,369	—	7,369	7,826	902	(445)	457
Agency MBS
Residential	2,227,128	123,245	—	2,350,373	2,322,180	5,706	(33,899)	(28,193)
Commercial	1,894,594	47,430	(4,685)	1,937,339	1,938,281	17,041	(16,099)	942
Interest-only	3,021,840	111,277	—	111,277	104,367	834	(7,744)	(6,910)
Total	$15,442,782	$563,428	$(1,438,994)	$6,481,537	$7,216,144	$861,182	$(126,575)	$734,607

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarters Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Balance at beginning of period	$1,303,590	$1,550,110
Purchases	—	8,216
Yield income earned	(59,732)	(68,827)
Reclassification (to) from non-accretable difference	50,026	23,952
Sales and deconsolidation	112	(35)
Balance at end of period	$1,293,996	$1,513,416

The table below presents the outstanding principal balance and related amortized cost at March 31, 2018 and December 31, 2017 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	March 31, 2018	December 31, 2017
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$2,673,350	$3,138,265
End of period	$2,581,229	$2,673,350
Amortized cost:
Beginning of period	$1,381,839	$1,695,079
End of period	$1,334,327	$1,381,839

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d) of 2017, Form 10-K.

			March 31, 2018
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$35,069	$(481)	1	$—	$—	—	$35,069	$(481)	1
Senior, interest-only	27,994	(2,206)	20	109,181	(68,090)	118	137,175	(70,296)	138
Subordinated	1,857	(85)	11	4,186	(91)	3	6,043	(176)	14
Subordinated, interest-only	—	—	—	819	(521)	3	819	(521)	3
Agency MBS
Residential	746,346	(19,528)	32	1,383,334	(62,610)	94	2,129,680	(82,138)	126
Commercial	1,584,221	(50,604)	402	113,327	(5,063)	55	1,697,548	(55,667)	457
Interest-only	13,338	(683)	7	52,347	(7,227)	23	65,685	(7,910)	30
Total	$2,408,825	$(73,587)	473	$1,663,194	$(143,602)	296	$4,072,019	$(217,189)	769

			December 31, 2017
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$35,229	$(182)	1	$—	$—	—	$35,229	$(182)	1
Senior, interest-only	28,129	(1,724)	27	120,120	(66,183)	120	148,249	(67,907)	147
Subordinated	235	(38)	7	6,261	(261)	5	6,496	(299)	12
Subordinated, interest-only	—	—	—	945	(445)	3	945	(445)	3
Agency MBS
Residential	660,103	(5,197)	21	1,471,464	(28,702)	93	2,131,567	(33,899)	114
Commercial	830,889	(11,695)	176	161,980	(4,404)	91	992,869	(16,099)	267
Interest-only	15,142	(641)	7	57,875	(7,103)	24	73,017	(7,744)	31
Total	$1,569,727	$(19,477)	239	$1,818,645	$(107,098)	336	$3,388,372	$(126,575)	575

At March 31, 2018, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. At March 31, 2017, the Company had the intent to sell ten Agency MBS positions collateralized by commercial property which were in an unrealized loss position. These Commercial Agency MBS positions had an unrealized loss of $2 million at March 31, 2017. Therefore, the Company recorded an other-than-temporary impairment loss for this amount at the quarter ended March 31, 2017. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2018.

Gross unrealized losses on the Company’s Agency residential and commercial MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $97 million and $41 million as of March 31, 2018 and December 31, 2017, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2018 and December 31, 2017, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $572 thousand and $283 thousand at March 31, 2018 and December 31, 2017, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters ended March 31, 2018 and 2017 are presented below.

	For the Quarter Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Total other-than-temporary impairment losses	$(294)	$(2,713)
Portion of loss recognized in other comprehensive income (loss)	(864)	(15,988)
Net other-than-temporary credit impairment losses	$(1,158)	$(18,701)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarters Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Cumulative credit loss beginning balance	$591,521	$556,485
Additions:
Other-than-temporary impairments not previously recognized	1,140	—
Reductions for securities sold or deconsolidated during the period	(173)	(7,443)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	18	16,726
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(6,450)	(7,539)
Cumulative credit impairment loss ending balance	$586,056	$558,229

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS for the periods reported are summarized as follows:

	For the Quarter Ended
	March 31, 2018	March 31, 2017
Loss Severity
Weighted Average	100%	64%
Range	34% - 132%	63% - 64%
60+ days delinquent
Weighted Average	18%	19%
Range	16% - 19%	11% - 25%
Credit Enhancement (1)
Weighted Average	17%	22%
Range	0% - 51%	0% - 37%
3 Month CPR
Weighted Average	27%	12%
Range	3% - 39%	4% - 24%
12 Month CPR
Weighted Average	15%	10%
Range	3% - 20%	4% - 19%
(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at March 31, 2018 and December 31, 2017.

		March 31, 2018
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$736,149	$—	$736,149	$(481)	$—	$(481)
Senior, interest-only	—	16,197	16,197	—	(70,296)	(70,296)
Subordinated	65,248	3,204	68,452	(91)	(85)	(176)
Subordinated, interest-only	—	1,388	1,388	—	(521)	(521)
Agency MBS
Residential	3,142	59	3,201	(64,913)	(17,225)	(82,138)
Commercial	2,762	280	3,042	(32,572)	(23,095)	(55,667)
Interest-only	—	827	827	—	(7,910)	(7,910)
Total	$807,301	$21,955	$829,256	$(98,057)	$(119,132)	$(217,189)

		December 31, 2017
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$754,234	$—	$754,234	$(182)	$—	$(182)
Senior, interest-only	—	15,761	15,761	—	(67,907)	(67,907)
Subordinated	62,989	3,715	66,704	(102)	(197)	(299)
Subordinated, interest-only	—	902	902	—	(445)	(445)
Agency MBS
Residential	5,706	—	5,706	(29,083)	(4,816)	(33,899)
Commercial	15,462	1,579	17,041	(12,122)	(3,977)	(16,099)
Interest-only	—	834	834	—	(7,744)	(7,744)
Total	$838,391	$22,791	$861,182	$(41,489)	$(85,086)	$(126,575)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,627,375	$53.96	$81.96	4.6%	17.1%
Senior, interest-only	4,646,297	5.42	4.25	1.3%	7.0%
Subordinated	495,128	67.34	81.13	4.1%	9.3%
Subordinated, interest-only	196,208	3.68	4.12	0.8%	12.4%
Agency MBS
Residential pass-through	2,265,632	105.56	102.07	3.9%	3.0%
Commercial pass-through	2,153,980	102.15	99.71	3.6%	3.3%
Interest-only	2,960,181	3.53	3.29	0.7%	3.2%
(1) Bond Equivalent Yield at period end.

	December 31, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,733,926	$54.04	$81.62	4.6%	16.7%
Senior, interest-only	4,862,461	5.41	4.34	1.3%	8.0%
Subordinated	501,455	66.77	80.01	4.1%	9.6%
Subordinated, interest-only	201,378	3.66	3.89	0.8%	11.8%
Agency MBS
Residential pass-through	2,227,128	105.53	104.27	3.8%	2.9%
Commercial pass-through	1,894,594	102.26	102.31	3.6%	3.2%
Interest-only	3,021,840	3.68	3.45	0.7%	3.4%
(1) Bond Equivalent Yield at period end.
The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
AAA	0.3%	0.3%
AA	0.5%	0.3%
A	0.5%	0.6%
BBB	1.7%	1.9%
BB	2.2%	2.5%
B	2.3%	2.3%
Below B	58.2%	59.6%
Not Rated	34.3%	32.5%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2018 and December 31, 2017 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	March 31, 2018
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$164	$545,119	$979,210	$628,834	$2,153,327
Senior interest-only	28	32,448	84,826	80,291	197,593
Subordinated	—	70,172	128,691	202,836	401,699
Subordinated interest-only	—	408	7,684	—	8,092
Agency MBS
Residential	—	—	2,288,702	23,933	2,312,635
Commercial	—	15,764	19,377	2,112,503	2,147,644
Interest-only	—	68,737	24,227	4,556	97,520
Total fair value	$192	$732,648	$3,532,717	$3,052,953	$7,318,510
Amortized cost
Non-Agency RMBS
Senior	$162	$400,387	$613,201	$403,909	$1,417,659
Senior interest-only	243	45,734	113,981	91,734	251,692
Subordinated	—	57,559	97,904	177,960	333,423
Subordinated interest-only	—	493	6,732	—	7,225
Agency MBS
Residential	—	—	2,366,843	24,729	2,391,572
Commercial	—	15,887	20,490	2,163,892	2,200,269
Interest-only	—	74,005	26,341	4,257	104,603
Total amortized cost	$405	$594,065	$3,245,492	$2,866,481	$6,706,443

	December 31, 2017
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$2,179	$681,086	$910,234	$637,916	$2,231,415
Senior interest-only	19	54,107	72,702	84,022	210,850
Subordinated	—	75,495	121,555	204,175	401,225
Subordinated interest-only	—	7,165	661	—	7,826
Agency MBS
Residential	—	21,777	2,300,403	—	2,322,180
Commercial	—	45,770	16,559	1,875,952	1,938,281
Interest-only	—	74,490	25,271	4,606	104,367
Total fair value	$2,198	$959,890	$3,447,385	$2,806,671	$7,216,144
Amortized cost
Non-Agency RMBS
Senior	$2,124	$493,965	$569,458	$411,816	$1,477,363
Senior interest-only	1,271	73,758	94,145	93,822	262,996
Subordinated	—	61,987	91,044	181,789	334,820
Subordinated interest-only	—	6,355	1,014	—	7,369
Agency MBS
Residential	—	22,069	2,328,304	—	2,350,373
Commercial	—	47,170	17,176	1,872,993	1,937,339
Interest-only	—	79,356	27,582	4,339	111,277
Total amortized cost	$3,395	$784,660	$3,128,723	$2,564,759	$6,481,537

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At March 31, 2018 and December 31, 2017, 67% and 66% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At March 31, 2018 and December 31, 2017, 11% and 13% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
Weighted average maturity (years)		20.5		20.7
Weighted average amortized loan to value (1)		64.3%		64.4%
Weighted average FICO (2)		697		697
Weighted average loan balance (in thousands)		$316		$314
Weighted average percentage owner occupied		83.9%		84.4%
Weighted average percentage single family residence		65.6%		66.3%
Weighted average current credit enhancement		2.3%		2.2%
Weighted average geographic concentration of top four states	CA	31.6%	CA	31.7%
	NY	8.8%	NY	8.5%
	FL	8.4%	FL	8.3%
	NJ	2.7%	NJ	2.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2018 and December 31, 2017.

Origination Year	March 31, 2018	December 31, 2017
2003 and prior	5.1%	3.6%
2004	5.8%	4.3%
2005	18.9%	20.8%
2006	43.1%	38.2%
2007	25.8%	30.4%
2008	0.4%	1.8%
2009 and later	0.9%	0.9%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2018 and 2017 are as follows:

	For the Quarter Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Proceeds from sales	$—	$20,063

Gross realized gains	—	5,187
Gross realized losses	—	(20)
Net realized gain (loss)	$—	$5,167

Included in the gross realized gains for the quarter ended March 31, 2017 in the table above are exchanges of securities with a fair value of $20 million. The Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $5 million, reflected in earnings for the quarter ended March 31, 2017. There were no such exchanges for the quarter ended March 31, 2018.

4. Loans Held for Investment

The Loans held for investment is comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At March 31, 2018, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $13.2 billion and $13.3 billion as of March 31, 2018 and December 31, 2017, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at March 31, 2018 and December 31, 2017:

	For the Quarter Ended	For the Year Ended
	March 31, 2018	December 31, 2017
	(dollars in thousands)
Balance, beginning of period	$13,678,263	$8,753,653
Purchases	369,583	6,539,765
Principal paydowns	(443,755)	(1,788,409)
Sales and settlements	(6,865)	2,876
Net periodic accretion (amortization)	(18,826)	(35,803)
Change in fair value	41,595	206,181
Balance, end of period	$13,619,995	$13,678,263

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following years:

Origination Year	March 31, 2018	December 31, 2017
2002 and prior	7.4%	7.5%
2003	6.7%	6.7%
2004	14.5%	14.6%
2005	20.1%	20.4%
2006	23.1%	23.1%
2007	18.8%	19.0%
2008	6.0%	6.0%
2009	0.8%	0.7%
2010 and later	2.6%	2.0%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Number of loans		147,720		149,172
Weighted average maturity (years)		19.2		18.8
Weighted average loan to value (1)		87.7%		88.0%
Weighted average FICO (1)		631		631
Weighted average loan balance (in thousands)		$91		$91
Weighted average percentage owner occupied		94.2%		95.0%
Weighted average percentage single family residence		86.2%		86.0%
Weighted average geographic concentration of top five states	CA	9.1%	CA	9.0%
	FL	7.2%	FL	7.2%
	OH	6.0%	OH	6.1%
	PA	5.6%	PA	5.6%
	NY	5.6%	VA	5.5%
(1) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at March 31, 2018 and December 31, 2017.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal/Notional
	(dollars in thousands)
March 31, 2018	$957,935	$327,238	$443,963	$280,238	$225,306	$31,888	$2,266,568	$13,424,680
% of Unpaid Principal Balance	7.1%	2.4%	3.3%	2.1%	1.7%	0.2%	16.9%

December 31, 2017	$888,535	$353,810	$435,876	$272,778	$200,376	$31,008	$2,182,383	$13,525,820
% of Unpaid Principal Balance	6.6%	2.6%	3.2%	2.0%	1.5%	0.2%	16.1%

The fair value of residential mortgage loans 90 days or more past due was $585 million and $577 million as of March 31, 2018 and December 31, 2017, respectively.

Real estate owned

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at March 31, 2018 and December 31, 2017 was $12 million and $10 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At March 31, 2018, fourteen investment holdings with an internally developed fair value of $177 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $6 million lower than the third party prices provided of $183 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at March 31, 2018 in excess of the derived predetermined threshold for the period. At December 31, 2017, four investment holdings with an internally developed fair value of $25 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million lower than the third party prices provided of $28 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices.

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

At March 31, 2018, the internally developed fair values of loan pools of $753 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $23 million lower than the third party prices provided of $776 million. After review and discussion, the

Company affirmed and valued the investments at the lower internally developed prices. At December 31, 2017, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and third party prices.

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

Securitized Debt, collateralized by Loans Held for Investment

The process for determining the fair value of securitized debt, collateralized by loans held for investment is based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors. This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein.

The Company’s estimates of fair value of securitized debt, collateralized by loans held for investment involve management’s judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Fair value option

The table below shows the unpaid principal, fair value and impact of change in fair value on each of the financial instruments carried with fair value option as of March 31, 2018 and December 31, 2017 respectively:

	March 31, 2018
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$13,330	$(398)
Senior, interest-only	4,646,297	197,593	(1,953)
Subordinated, interest-only	196,208	8,092	411
Agency MBS
Residential Pass-through	683,046	698,410	(12,351)
Commercial Pass-through	855,065	845,779	(20,415)
Interest-only	2,960,181	97,520	(173)
Loans held for investment, at fair value	13,424,680	13,619,995	41,596
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	9,345,920	9,321,154	7,749

	December 31, 2017
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$13,993	$(545)	$1,246
Senior, interest-only	4,862,461	210,850	3,156	(13,290)
Subordinated, interest-only	201,378	7,826	1,836	2,311
Agency MBS
Residential Pass-through	577,522	602,829	(2,359)	(4,816)
Commercial Pass-through	564,379	570,105	(546)	(2,398)
Interest-only	3,021,840	104,367	(367)	465
Loans held for investment, at fair value	13,525,820	13,678,263	(65,643)	206,181
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	9,395,854	9,388,657	16,831	(78,289)

Derivatives

Interest Rate Swaps and Swaptions

The Company uses clearing exchange market prices to determine the fair value of its exchange cleared interest rate swaps. For bi-lateral swaps, the Company determines the fair value based on the net present value of expected future cash flows on the swap. The Company uses option pricing model to determine the fair value of its swaptions. For bi-lateral swaps and swaptions, the Company compares its own estimate of fair value with counterparty prices to evaluate for reasonableness. Both the clearing exchange and counter-party pricing quotes, incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps and swaptions are modeled by the Company by incorporating such factors as the term to maturity, swap curve, overnight index swap rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified the characteristics used to determine the fair value of interest rate swaps and swaptions as Level 2 inputs in the fair value hierarchy.

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

Short-term Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, dividends payable, payable for investments purchased and accrued interest payable are considered to be a reasonable estimate of fair value due to the short term nature and low credit risk of these short-term financial instruments.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2018 and December 31, 2017 are presented below.

	March 31, 2018
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,760,711	$—	$2,760,711
Agency MBS, at fair value	—	4,557,799	—	—	4,557,799
Loans held for investment, at fair value	—	—	13,619,995	—	13,619,995
Derivatives	—	134,863	—	(41,692)	93,171

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	9,321,154	—	9,321,154
Derivatives	3,034	2,544	—	(5,578)	—

	December 31, 2017
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,851,316	$—	$2,851,316
Agency MBS, at fair value	—	4,364,828	—	—	4,364,828
Loans held for investment, at fair value	—	—	13,678,263	—	13,678,263
Derivatives	3,553	46,978	—	(1,617)	48,914

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	9,388,657	—	9,388,657
Derivatives	—	1,937	—	(1,617)	320

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at March 31, 2018 and December 31, 2017.

Fair Value Reconciliation, Level 3
	For the Quarter Ended, March 31, 2018
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3 assets	$2,851,316	$13,678,263	$9,388,657
Transfers in to Level 3 assets	—	—	—
Transfers out of Level 3 assets	—	—	—
Purchases of assets/ issuance of debt	—	369,583	509,065
Principal payments	(96,988)	(443,755)	(419,670)
Sales and Settlements	—	(6,865)	(139,246)
Accretion (amortization) of purchase discounts	25,597	(18,826)	(232)
Gains (losses) included in net income
Other than temporary credit impairment losses	(1,158)	—	—
Realized gains (losses) on sales and settlements	—	—	(9,670)
Net unrealized gains (losses) included in income	(1,940)	41,595	(7,750)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(16,116)	—	—
Ending balance Level 3 assets	$2,760,711	$13,619,995	$9,321,154

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2017
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3 assets	$3,330,063	$8,753,653	$6,941,097
Transfers in to Level 3 assets	6,112	—	—
Transfers out of Level 3 assets	—	—	—
Purchases of assets/ issuance of debt	78,400	6,539,765	5,173,430
Principal payments	(568,339)	(1,788,409)	(1,787,368)
Sales and Settlements	(68,162)	2,876	(1,056,765)
Accretion (amortization) of purchase discounts	120,119	(35,803)	4,701
Gains (losses) included in net income
Other than temporary credit impairment losses	(59,881)	—	—
Realized gains (losses) on sales and settlements	12,031	—	35,273
Net unrealized gains (losses) included in income	(9,733)	206,181	78,289
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	10,706	—	—
Ending balance Level 3 assets	$2,851,316	$13,678,263	$9,388,657

There were no transfers in or out from Level 3, during the quarter ended March 31, 2018. There were $6 million of IOs transferred to Level 3 and no transfers out from Level 3 for the year ended December 31, 2017. The primary cause of the changes in fair value of the loans and the securitized debt are due to market demand for these instruments and changes in credit risk of the portfolio.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of March 31, 2018 and December 31, 2017 follows:

	March 31, 2018				December 31, 2017
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	4.4%	1% -30%	0% -60%	35% -95%	4.4%	1% -45%	0% -55%	35% -89%
Senior interest-only	11.2%	3% -35%	0% -55%	35% -95%	11.2%	3% -25%	0% -50%	35% -95%
Subordinated	5.8%	1% -20%	0% -30%	10% -70%	5.8%	1% -20%	0% -33%	35% -69%
Subordinated interest-only	12.0%	6% -18%	0% -11%	35% -62%	12.0%	6% -22%	0% -9%	35% -63%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of March 31, 2018 and December 31, 2017 follows:

		March 31, 2018				December 31, 2017
		Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR Range	CDR Range	Loss Severity Range	Weighted Average Discount Rate	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	4.2%	6% - 18%	0% - 7%	35% - 60%	4.1%	6% - 15%	0% - 6%	35% - 60%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of March 31, 2018 and December 31, 2017 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized by seasoned subprime mortgages at fair value as of March 31, 2018 and December 31, 2017 follows:

	March 31, 2018	December 31, 2017
Factor:
Coupon
Base Rate	4.8%	4.8%
Actual	6.9%	6.9%

FICO
Base Rate	636	636
Actual	628	627

Loan-to-value (LTV)
Base Rate	89%	89%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	94%	95%
Investor	2%	1%
Secondary	4%	4%
Property Type
Single family	86%	87%
Manufactured housing	3%	4%
Multi-family/mixed use/other	11%	9%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

	March 31, 2018
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	7,202,924	7,222,536
Securitized debt, collateralized by Non-Agency RMBS	3	194,967	180,099

	December 31, 2017
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	7,250,452	7,269,193
Securitized debt, collateralized by Non-Agency RMBS	3	205,780	192,259

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of March 31, 2018 and December 31, 2017 were:

	March 31, 2018	December 31, 2017
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$3,310,477	$3,202,056
Non-agency MBS and Loans held for investment (in thousands)	3,892,447	4,048,396
Total:	$7,202,924	$7,250,452

Average balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$3,253,529	$3,120,474
Non-agency MBS and Loans held for investment (in thousands)	4,003,519	3,203,700
Total:	$7,257,048	$6,324,174

Average borrowing rate of Repurchase agreements secured by:
Agency MBS	1.77%	1.47%
Non-agency MBS and Loans held for investment	3.70%	3.41%

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	32 Days	28 Days
Non-agency MBS and Loans held for investment	90 Days	93 Days

Average original maturity of Repurchase agreements secured by:
Agency MBS	85 Days	87 Days
Non-agency MBS and Loans held for investment	118 Days	123 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$3,573,750	$3,450,123
Non-agency MBS and Loans held for investment (in thousands)	5,129,316	5,338,557
Total:	$8,703,066	$8,788,680

At March 31, 2018 and December 31, 2017, the repurchase agreements collateralized by MBS and Loans held for investment had the following remaining maturities.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	4,140,691	4,745,342
30 to 59 days	1,538,864	1,206,769
60 to 89 days	685,239	592,865
90 to 119 days	—	—
Greater than or equal to 120 days	838,130	705,476
Total	$7,202,924	$7,250,452

At March 31, 2018, the Company had an amount at risk with Credit Suisse of 12% of its equity related to the collateral posted on repurchase agreements. As of March 31, 2018 the weighted average remaining maturity of the repurchase agreements with Credit Suisse was 27 days and the amount at risk was $429 million. At December 31, 2017, the Company had an amount at risk with Credit Suisse of 12% of its equity related to the collateral posted on repurchase agreements. As of December 31, 2017, the weighted average maturity of the repurchase agreements with Credit Suisse was 25 days and the amount at risk was $451 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of March 31, 2018 and December 31, 2017.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2018 and December 31, 2017 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $209 million and $219 million, respectively. At March 31, 2018 and December 31, 2017, the debt carried a weighted average cost of financing equal to 6.2%. The debt matures between the years 2035 and 2046. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

There were no securitized debt collateralized by Non-Agency RMBS acquisitions during the quarters ended March 31, 2018 and 2017.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at March 31, 2018 and December 31, 2017, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Within One Year	$36,807	$42,217
One to Three Years	41,072	45,916
Three to Five Years	15,048	16,524
Greater Than Five Years	5,775	4,867
Total	$98,702	$109,524

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

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2018 and December 31, 2017 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $9.3 billion and $9.4 billion, respectively. At March 31, 2018 and December 31, 2017 the total securitized debt collateralized by loans held for investment carried a weighted average cost of financing equal to 4.2%. The debt matures between the years 2023 and 2067.

During the quarter ended March 31, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $149 million for $139 million. This transaction resulted in a net gain on the extinguishment of debt of $10 million, which is reflected in earnings for the quarter ended March 31, 2018. There were no securitized debt collateralized by loans acquisitions during the quarter ended March 31, 2017.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at March 31, 2018 and December 31, 2017, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Within One Year	$1,757,615	$1,819,018
One to Three Years	2,786,131	2,872,572
Three to Five Years	2,093,168	2,140,434
Greater Than Five Years	2,553,825	2,439,872
Total	$9,190,739	$9,271,896

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at March 31, 2018.

March 31, 2018
(dollars in thousands)
Year	Principal
2018	$755,709
2019	379,794
2020	4,609,773
2021	3,085,861
2022	313,067
Total	$9,144,204

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of March 31, 2018, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $14.9 billion and liabilities with a carrying value of $9.6 billion. As of December 31, 2017, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $15.0 billion of and liabilities with a carrying value of $9.6 billion.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$1,525,337	$1,579,793
Loans held for investment, at fair value	13,220,008	13,263,338
Accrued interest receivable	74,501	75,489
Other assets	58,437	68,844
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$194,967	$205,780
Securitized debt at fair value, collateralized by loans held for investment	9,321,154	9,388,657
Accrued interest payable	34,300	33,870
Other liabilities	3,431	3,513

Income, OTTI and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$235,026	$192,989
Interest expense, Non-recourse liabilities of VIEs	99,614	82,684
Net interest income	$135,412	$110,305

Total other-than-temporary impairment losses	$—	$(413)
Portion of loss recognized in other comprehensive income (loss)	—	(13,467)
Net other-than-temporary credit impairment losses	$—	$(13,880)

Servicing fees	$10,411	$9,588

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2018, ranged from less than $1 million to $52 million, with an aggregate amount of $1.2 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2017, ranged from less than $1 million to $52 million, with an aggregate amount of $1.3 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.1 billion and $1.2 billion at March 31, 2018 and December 31, 2017, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2018 and December 31, 2017.

		March 31, 2018
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$5,813,900	Derivatives, at fair value, net	$89,071	Derivatives, at fair value, net	$—
Swaptions	361,000	Derivatives, at fair value, net	4,100	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$6,794,600		$93,171		$—

		December 31, 2017
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$3,816,400	Derivatives, at fair value, net	$43,257	Derivatives, at fair value, net	$—
Swaptions	391,000	Derivatives, at fair value, net	2,105	Derivatives, at fair value, net	(320)
Treasury Futures	619,700	Derivatives, at fair value, net	3,552	Derivatives, at fair value, net	—
Total	$4,827,100		$48,914		$(320)

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives For the Quarters Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2018	March 31, 2017
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$84,964	$6,316
Interest Rate Swaps	Net realized gains (losses) on derivatives	(2,612)	(4,106)
Treasury Futures	Net unrealized gains (losses) on derivatives	(6,587)	(2,568)
Treasury Futures	Net realized gains (losses) on derivatives	16,424	(2,084)
Swaptions	Net unrealized gains (losses) on derivatives	3,042	1,148
Swaptions	Net realized gains (losses) on derivatives	(727)	(3,168)
Total		$94,504	$(4,462)
There were no swaps terminations during the quarters ended March 31, 2018 and 2017.

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2018 was 2.14% and the weighted average receive rate was 2.10%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2017 was 1.93% and the weighted average receive rate was 1.53%. The weighted average maturity on the Company’s interest rate swaps at March 31, 2018 and December 31, 2017 was 5 years.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net asset position at March 31, 2018 is approximately $119 million including accrued interest, which represents the maximum amount the Company would receive upon termination, which is fully collateralized.

10. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share during the quarter ended March 31, 2018 and 2017.
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

The Company declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share during the quarter ended March 31, 2018.

Common Stock

In February 2018, our Board of Directors reauthorized $100 million under our share repurchase program (the “Repurchase Program”). Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, during the quarter ended March 31, 2018, the Company repurchased approximately 883 thousand of its common stock at an average price of $16.81 per share for a total of $15 million.

During the quarter ended March 31, 2018, and 2017, the Company declared regular dividends to common shareholders of $94 million, or $0.50 per share.

Earnings per share for the quarter ended March 31, 2018 and 2017, respectively, are computed as follows:

	For the Quarter Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$229,607	$157,524
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$229,607	$157,524

Denominator:
Weighted average basic shares	187,553,281	187,761,748
Effect of dilutive securities	623,472	433,313
Weighted average dilutive shares	188,176,753	188,195,061

Net income per average share attributable to common stockholders - Basic	$1.22	$0.84
Net income per average share attributable to common stockholders - Diluted	$1.22	$0.84

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the quarters ended March 31, 2018 and 2017:

	March 31, 2018
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2017	$796,902	$796,902
OCI before reclassifications	(88,816)	(88,816)
Amounts reclassified from AOCI	1,158	1,158
Net current period OCI	(87,658)	(87,658)
Balance as of March 31, 2018	$709,244	$709,244

	March 31, 2017
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2016	$718,106	$718,106
OCI before reclassifications	(3,910)	(3,910)
Amounts reclassified from AOCI	13,515	13,515
Net current period OCI	9,605	9,605
Balance as of March 31, 2017	$727,711	$727,711

The following table presents the details of the reclassifications from AOCI for the quarters ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$—	$5,186	Net realized gains (losses) on sales of investments
	(1,158)	(18,701)	Net other-than-temporary credit impairment losses
	$(1,158)	$(13,515)	Income before income taxes
	—	—	Income taxes
	$(1,158)	$(13,515)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015) (the “Incentive Plan”), directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting between three and ten years depending on the award, after which time the awards fully vest. During the vesting period, these shares may not be sold. There were approximately 6 million shares available for future grants under the Incentive Plan as of March 31, 2018.

During the first quarter of 2017, the Compensation Committee of the Board of Directors of the Company approved a Stock Award Deferral Program (the “Deferral Program”). Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Equity Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award.

During the quarter ended March 31, 2018 and 2017, the Company granted certain of its employees Restricted Stock Units (“RSU”) awards.  RSU awards are designed to reward certain employees of the Company for services provided over the previous year. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. The RSU awards are valued at the market price of the Company’s common stock on the grant date and the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 241 thousand and 112 thousand RSU awards during the quarter ended March 31, 2018 and 2017, with a grant date fair value of $4 million and $2 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the quarter ended March 31, 2018 and 2017, the Company granted certain employees 133 thousand and 144 thousand Performance Share Units (“PSU”) awards, respectively. PSU awards are designed to align compensation with the Company’s future performance. The PSU awards include a three year performance period ending on December 31, 2020 and December 31, 2019, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the stock performance of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions.  Based on the model results, the 133 thousand PSU awards granted during 2018 had a grant date value of $2 million that will cliff vest on December 31, 2020. The 180 thousand PSU awards granted during 2017 had a grant date value of $3 million which will cliff vest on December 31, 2019.

The Company recognized stock based compensation expenses of $2 million and $1 million for the quarters ended March 31, 2018 and 2017, respectively.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $18,000 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expense related to the Company’s qualified plan for the quarters ended March 31, 2018 and 2017 was $114 thousand and $112 thousand, respectively.

13. Income Taxes

For the quarter ended March 31, 2018 and year ended December 31, 2017, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the quarter ended March 31, 2018 and the year ended December 31, 2017. On December 22, 2017, H.R. 1, informally known as the Tax Cuts and Jobs Act (the "TCJA") was enacted. We continue to analyze and monitor the application of the TCJA to our business.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(7,202,924)	$—	$(7,202,924)	$8,703,066	$968	$1,501,110
Interest Rate Swaps - Gross Assets	130,763	(41,692)	89,071	—	—	89,071
Interest Rate Swaps - Gross Liabilities	(2,544)	2,544	—	—	—	—
Treasury Futures - Gross Assets	—	—	—	—	—	—
Treasury Futures - Gross Liabilities	(3,035)	3,035	—	—	4,168	4,168
Swaptions - Gross Assets	4,100	—	4,100	—	—	4,100
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total Liabilities	$(7,073,640)	$(36,113)	$(7,109,753)	$8,703,066	$5,136	$1,598,449
(1) Included in other assets

	December 31, 2017
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(7,250,452)	$—	$(7,250,452)	$8,788,680	$1,156	$1,539,384
Interest Rate Swaps - Gross Assets	44,874	(1,617)	43,257	—	11,570	54,827
Interest Rate Swaps - Gross Liabilities	(1,617)	1,617	—	—	—	—
Treasury Futures - Gross Assets	3,552	—	3,552	—	376	3,928
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	2,105	—	2,105	—	—	2,105
Swaptions - Gross Liabilities	(320)	—	(320)	—	—	(320)
Total Liabilities	$(7,201,858)	$—	$(7,201,858)	$8,788,680	$13,102	$1,599,924
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

16. Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's (“we” or “our”) financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this quarterly report on Form 10-Q.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our Form 10-K for fiscal year ended December 31, 2017. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We focus our investment activities primarily on acquiring residential mortgage loans and on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At March 31, 2018, based on the amortized cost balance of our interest earning assets, approximately 66% of our investment portfolio was residential mortgage loans, 24% of our investment portfolio was Agency MBS and 10% of our investment portfolio was Non-Agency RMBS, respectively. At December 31, 2017, based on the amortized cost balance of our interest earning assets, approximately 56% of our investment portfolio was residential mortgage loans, 28% of our investment portfolio was Agency MBS and 16% of our investment portfolio was Non-Agency RMBS, respectively.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We expect to adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time. We believe that our strategy will enable us to pay dividends, preserve capital and safeguard book value throughout changing market cycles. We expect to take a long-term view of assets and liabilities, and our reported earnings and estimates of the fair value of our investments at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

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

The first quarter of 2018 saw an increase in the 10-year Treasury by over 50 basis points from year end to third week of February before closing the quarter up 33 basis points from year end.  The short end of the yield curve also moved up with the Federal Reserve increasing the Federal Funds Target rate by 25 basis points in March.  The March rate hike was the sixth increase since the Federal Reserve started raising rates in December 2015.  The yield curve flattened as the short end of the yield curve moved up faster than the long end of the yield curve.

Equity volatility increased in the first quarter of 2018.  After equities rallied for most of January, the S&P fell over 10%, erasing 2018 year to date gains.  Equity markets recovered in the second half of the quarter, and ended slightly below year end levels.  Unemployment levels remained low and home prices continued to appreciate which provided support to the US housing economy.

In the first quarter we saw a mix of increases and decreases in asset values.  Agency securities, which are the most rate sensitive assets in our portfolio, lost value but some of the loss was offset by gains on our hedges of floating rate debt.   The Non-Agency portfolio saw a mix of mark ups and downs, but overall had a minor net decrease in value.  Our Loan portfolio increased in value as investors are still seeking yield.   The increase in short-term rates has increased our economic interest expense and the cost to finance our portfolio.  Net economic interest expense was 3.7% for the first quarter of 2018, up from 3.5% for the fourth quarter of 2017.  First quarter 2018 net interest spread was 2.5% compared to 2.7% for the fourth quarter of 2017.

Our book value per common share was $17.12 as of March 31, 2018 up from $16.85 as of December 31, 2017 driven by continued strength in the residential credit markets and in particular residential mortgage loans. Given the economic environment, we continue to seek high yielding investment opportunities that will deliver a durable dividend to our shareholders while managing risk and safeguarding book value.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended March 31, 2018 and 2017.

Net Income
(dollars in thousands, except share and per share data)
	For the Quarters Ended
	March 31, 2018	March 31, 2017
Net interest income:
Interest income (1)	$297,132	$251,344
Interest expense (2)	149,251	110,231
Net interest income	147,881	141,113
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(294)	(2,713)
Portion of loss recognized in other comprehensive income	(864)	(15,988)
Net other-than-temporary credit impairment losses	(1,158)	(18,701)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	81,419	4,896
Net realized gains (losses) on derivatives	13,085	(9,358)
Net gains (losses) on derivatives	94,504	(4,462)
Net unrealized gains (losses) on financial instruments at fair value	14,466	72,243
Net realized gains (losses) on sales of investments	—	5,167
Gains (losses) on extinguishment of debt	9,670	—
Total other gains (losses)	118,640	72,948

Other expenses:
Compensation and benefits	8,411	7,556
General and administrative expenses	5,489	4,040
Servicing fees	11,334	9,588
Deal expenses	1,088	11,353
Total other expenses	26,322	32,537
Income (loss) before income taxes	239,041	162,823
Income taxes	34	16
Net income (loss)	$239,007	$162,807

Dividend on preferred stock	9,400	5,283

Net income (loss) available to common shareholders	$229,607	$157,524

Net income (loss) per share available to common shareholders:
Basic	$1.22	$0.84
Diluted	$1.22	$0.84

Weighted average number of common shares outstanding:
Basic	187,553,281	187,761,748
Diluted	188,176,753	188,195,061

Dividends declared per share of common stock	$0.50	$0.50

(1) Includes interest income of consolidated VIEs of $235,026 and $192,989 for the quarters ended March 31, 2018 and 2017, respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $99,614 and $82,684 for the quarters ended March 31, 2018 and 2017, respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Quarters Ended March 31, 2018 and 2017.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Our net income available to common shareholders increased by $72 million to $230 million, or $1.22 per average basic common share, for the quarter ended March 31, 2018 as compared to $158 million, or $0.84 per average basic common share, for the quarter ended March 31, 2017. The increase in net income available to common shareholders for the quarter ended March 31, 2018 is primarily due to an increase in Net gains on derivatives of $99 million, lower Net other-than-temporary impairment losses of $18 million, and Gains on extinguishment of debt of $10 million, as compared to the same period of 2017. These increases to net income were offset in part by a decrease in Net unrealized gains on financial instruments at fair value of $58 million, compared to the same period of 2017.

Interest Income

The changes in our interest income for the quarter ended March 31, 2018, as compared to the same period of 2017, are primarily driven by the repositioning of our balance sheet by adding residential mortgage loans and decreasing our investments in Non-agency RMBS. These changes have impacted interest income for the quarters as follows.

Interest income increased by $46 million, or 18%, to $297 million for the quarter ended March 31, 2018, as compared to$251 million for the same period of 2017. The increase was primarily due to an increase in interest income earned on residential mortgage loans of $57 million, which was driven by higher residential mortgage loan balances, as compared to the same period of 2017. This increase was offset in part by lower interest income on our Non-Agency RMBS and Non-Agency RMBS transferred to consolidated VIEs of $16 million, compared to the same period of 2017.

Interest Expense

Interest expense increased by $39 million, or 35%, to $149 million for the quarter ended March 31, 2018, as compared to $110 million for the same period of 2017. The increase was primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $19 million and repurchase agreements collateralized by RMBS from loan securitization of $15 million, which were driven primarily by higher securitized debt and repurchase agreements collateralized by loan balances compared to the same period of 2017. Interest expense is also higher as a result of higher interest rates in 2018 compared to 2017. Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately in our GAAP financial statements.

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

	GAAP Interest Income	GAAP Interest Expense	Net Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Losses on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended March 31, 2018	$297,132	$149,251	$2,612	$151,863	$147,881	$(2,612)	$143	$145,412
For the Quarter Ended December 31, 2017	$301,957	$144,204	$4,369	$148,573	$157,753	$(4,369)	$(61)	$153,323
For the Quarter Ended September 30, 2017	$296,813	$140,358	$3,489	$143,847	$156,455	$(3,489)	$(167)	$152,799
For the Quarter Ended June 30, 2017	$288,644	$137,955	$3,486	$141,441	$150,689	$(3,486)	$(350)	$146,853
For the Quarter Ended March 31, 2017	$251,344	$110,231	$4,106	$114,337	$141,113	$(4,106)	$(519)	$136,488
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	March 31, 2018			March 31, 2017
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$3,880,870	$33,342	3.4%	$3,730,939	$27,632	3.0%
Non-Agency RMBS	1,150,135	22,004	7.7%	1,372,359	30,205	8.8%
Non-Agency RMBS transferred to consolidated VIEs	896,139	52,107	23.3%	1,141,388	60,134	21.1%
Residential mortgage loans held for investment	13,265,821	189,822	5.7%	9,091,646	132,854	5.8%
Total	$19,192,965	$297,275	6.2%	$15,336,332	$250,825	6.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$3,253,529	$16,140	2.0%	$3,120,531	$11,473	1.5%
Non-Agency RMBS	411,143	3,025	2.9%	745,920	5,532	3.0%
Re-Remic repurchase agreements	828,745	7,727	3.7%	605,366	4,669	3.1%
RMBS from loan securitizations	2,763,631	25,358	3.7%	1,328,324	9,978	3.0%
Securitized debt, collateralized by Non-Agency RMBS	200,374	2,825	5.6%	318,756	5,012	6.3%
Securitized debt, collateralized by loans	9,185,049	96,788	4.2%	7,121,397	77,673	4.4%
Total	$16,642,471	$151,863	3.7%	$13,240,294	$114,337	3.5%

Economic net interest income/net interest rate spread		$145,412	2.5%		$136,488	3.0%

Net interest-earning assets/net interest margin	$2,550,494		3.0%	$2,096,038		3.6%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.16

(1) Interest-earning assets at amortized cost
(2) Interest includes cash paid on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income increased by $9 million to $145 million for the quarter ended March 31, 2018 from $136 million for the same period of 2017. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 54 basis points for the quarter ended March 31, 2018, as compared to the same period of 2017. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities decreased by 53 basis points for the quarter ended March 31, 2018, as compared to the same period of 2017. Average net interest-earning assets increased by $454 million to $2.6 billion for the quarter ended March 31, 2018 from $2.1 billion for the same period of 2017. This increase in average net interest-earning assets was primarily driven by an increase in our investments in residential mortgage loans, which was partially offset by an increase in our repurchase agreements and securitized debt, collateralized by loans portfolio.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2018	$16,642,471	$151,863	3.65%	1.65%	2.11%	(0.46)%
For The Quarter Ended December 31, 2017	$16,698,959	$148,573	3.56%	1.32%	1.63%	(0.31)%
For The Quarter Ended September 30, 2017	$16,198,005	$143,847	3.55%	1.23%	1.46%	(0.23)%
For The Quarter Ended June 30, 2017	$16,077,813	$141,441	3.50%	1.06%	1.42%	(0.36)%
For The Quarter Ended March 31, 2017	$13,240,294	$114,337	3.50%	0.83%	1.37%	(0.54)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $3.4 billion for the quarter ended March 31, 2018, as compared to the same period of 2017. Economic interest expense increased by $38 million for the quarter ended March 31, 2018, as compared to the same period of 2017. The increase in average interest-bearing liabilities and economic interest expense is a result of the increase in the amount of our repurchase agreements and securitized debt collateralized by seasoned subprime mortgage loans as well as the increase in LIBOR.

Average one-month and six month LIBOR were up 82 basis points and 74 basis points, respectively, during the quarter ended March 31, 2018, as compared to the same period of 2017, contributing to the increase in economic interest expense. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $1 million and $19 million for the quarter ended March 31, 2018 and 2017. $14 million of the $19 million, OTTI for the quarter ended March 31, 2017 was related to securities included in our consolidated VIEs. As of March 31, 2018, we had one Non-agency RMBS security subject to OTTI in an unrealized loss position totaling $481 thousand for which we did not recognize impairment. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net Gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters ended March 31, 2018 and 2017 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the increase in interest rates and changes in our swap portfolio balance during the year.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended March 31, 2018 and 2017, respectively.

	For the Quarters Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(2,612)	$(4,106)
Realized gains (losses) on derivative instruments, net:
Treasury Futures	16,424	(2,084)
Swaptions	(727)	(3,168)
Swaps - Terminations	—	—
Total realized gains (losses) on derivative instruments, net	15,697	(5,252)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	84,964	6,316
Treasury Futures	(6,587)	(2,568)
Swaptions	3,042	1,148
Total unrealized gains (losses) on derivative instruments, net:	81,419	4,896
Total gains (losses) on derivative instruments, net	$94,504	$(4,462)

The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures and swaptions. The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the received floating leg of these same swaps, resulting in a net payment on the periodic settlement of the swaps during the year.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. During the quarter ended March 31, 2018, we recognized total net gains on derivatives of $95 million, compared to total net losses on derivatives of $4 million for the quarter ended March 31, 2017, which was primarily driven by higher unrealized gains on interest rate swaps and realized gains on Treasury futures.

There were no swap terminations during the quarter ended March 31, 2018 and 2017. Our Treasury futures positions remained unchanged at $620 million of notional value at March 31, 2018 and 2017. We reduced our swaptions by $121 million of notional value to $361 million at March 31, 2018, as compared to the $482 million notional value at March 31, 2017.

Changes in our derivative positions were a result of changes in our portfolio composition and changes in interest rates.

We had net realized gains on our short futures positions of $16 million, and realized losses of $2 million, during the quarters ended March 31, 2018 and 2017, respectively. The realized gains and losses were driven primarily by changes in interest rates during these periods, which effects the Treasury futures prices, resulting in realized gains or losses on our short futures positions. Treasury futures are not included in our economic interest expense and economic net interest income.

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

The Net unrealized gains on financial instruments at fair value for the quarter ended March 31, 2018 were $14 million, which were primarily driven by unrealized gains on Loans held for investment of $42 million and securitized debt of $8 million, offset in part by unrealized losses on Agency MBS of $33 million. For March 31, 2017, the Net unrealized gains on financial instruments at fair value was $72 million, which were primarily driven by unrealized gains on Loan held for investment of $121 million offset in part by unrealized losses on Securitized debt collateralized by loans held for investment of $39 million.

Gains and Losses on Sales of Assets and Losses on Extinguishment of Securitized Debt

We did not have any sales during the quarter ended March 31, 2018, and we had net realized gains of $5 million during the quarter ended March 31, 2017. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt. During the quarter ended March 31, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $149 million for $139 million. This transaction resulted in a net gain on the extinguishment of debt of $10 million, which is reflected in earnings for the quarter ended March 31, 2018. There were no securitized debt acquisitions during the quarter ended March 31, 2017.

Compensation, General and Administrative Expenses and Deal Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses and deal expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Deal Expenses	Total Compensation, G&A and Deal Expenses/Average Assets	Total Compensation, G&A and Deal Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2018	$14,988	0.28%	1.64%
For The Quarter Ended December 31, 2017	$17,158	0.32%	1.89%
For The Quarter Ended September 30, 2017	$15,427	0.29%	1.71%
For The Quarter Ended June 30, 2017	$13,601	0.26%	1.53%
For The Quarter Ended March 31, 2017	$22,949	0.49%	2.77%

Compensation and benefit costs were $8 million for the quarter ended March 31, 2018 and 2017. G&A expenses were $5 million and $4 million for the quarter ended March 31, 2018 and 2017, respectively. The G&A expenses are primarily comprised of auditing, information technology, legal and consulting expenses.

The Company incurred deal expenses of $1 million and $11 million for the quarter ended March 31, 2018 and 2017, respectively. The decrease in deal expenses was driven by lower securitization activity during the quarter ended March 31, 2018 as compared to the same period of 2017.

Servicing Fees

Servicing fees expenses were $11 million and $10 million during the quarter ended March 31, 2018 and 2017, respectively. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees range from 20 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarters Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$229,607	$98,208	$129,832	$105,617	$157,524
Adjustments:
Net other-than-temporary credit impairment losses	1,158	18,179	11,468	13,509	18,701
Net unrealized (gains) losses on derivatives	(81,419)	(28,074)	(9,204)	(5,802)	(4,896)
Net unrealized (gains) losses on financial instruments at fair value	(14,466)	47,637	(19,042)	(67,762)	(72,243)
Net realized (gains) losses on sales of investments	—	586	(1)	(4,541)	(5,167)
(Gains) losses on extinguishment of debt	(9,670)	(12,742)	1	48,014	—
Realized (gains) losses on terminations of interest rate swaps	—	—	—	16,143	—
Net realized (gains) losses on Futures (1)	(16,424)	(8,204)	3,267	6,914	2,084
Core Earnings	$108,786	$115,590	$116,321	$112,092	$96,003

GAAP net income per basic common share	$1.22	$0.52	$0.69	$0.56	$0.84
Core earnings per basic common share(2)	$0.58	$0.62	$0.62	$0.60	$0.51

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

Our core earnings for the quarter ended March 31, 2018 were $109 million, or $0.58 per average basic common share, compared to $96 million, or $0.51 per average basic common share, for the quarter ended March 31, 2017. Core earnings increased by $13 million, or $0.07 per average basic common share, for the quarter ended March 31, 2018, as compared to the same period of 2017, primarily due to higher net interest income and lower deal expenses.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For the Quarter Ended March 31, 2018	26.17%	15.92%	11.91%
For the Quarter Ended December 31, 2017	11.82%	16.85%	12.70%
For the Quarter Ended September 30, 2017	15.42%	16.92%	12.88%
For the Quarter Ended June 30, 2017	12.98%	16.57%	12.65%
For the Quarter Ended March 31, 2017	19.63%	16.46%	11.57%
* Includes effect of realized losses on interest rate swaps.

Return on average equity increased by 654 basis points for the quarter ended March 31, 2018, as compared to the same period of 2017. This was primarily due to an increase in our net income by $76 million to $239 million for the quarter ended March 31, 2018, as compared to net income of $163 million for the quarter ended March 31, 2017. Economic net interest income as a percentage of average equity decreased by 54 basis points, driven primarily by higher average equity balance and higher interest expense related to the increase in LIBOR rates. Core earnings as a percentage of average equity increased by 34 basis points for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017, which was primarily driven by an increase in core earnings of $13 million due to higher net interest income and lower deal expenses.

Financial Condition

Portfolio Review

During the quarter ended March 31, 2018, on an aggregate basis, we purchased $587 million of assets and received $650 million in principal payments related to our Agency, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Interest earning assets at period-end (1)	$20,938,505	$20,894,407
Interest bearing liabilities at period-end	$16,719,045	$16,844,889
GAAP Leverage at period-end	4.6:1	4.6:1
GAAP Leverage at period-end (recourse)	2.0:1	2.0:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	5.7%	5.9%
Senior	2.7%	2.9%
Senior, interest only	1.3%	1.3%
Subordinated	1.7%	1.7%
Subordinated, interest only	0.0%	0.0%
RMBS transferred to consolidated VIEs	4.4%	4.6%
Agency MBS	23.5%	22.2%
Residential	12.0%	11.8%
Commercial	11.0%	9.8%
Interest-only	0.5%	0.6%
Loans held for investment	66.4%	67.3%
Fixed-rate percentage of portfolio	94.0%	93.7%
Adjustable-rate percentage of portfolio	6.0%	6.3%
Annualized yield on average interest earning assets for the periods ended	6.2%	6.3%
Annualized cost of funds on average borrowed funds for the periods ended (2)	3.7%	3.6%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at March 31, 2018 and December 31, 2017. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$789,678	$68.46	$80.03	3.8%	7.6%	12.7%	13.8%	20.8%	47.5%	9.3%	$3,244
Senior, interest only	$4,619,023	$5.40	$4.19	1.3%	6.8%	12.6%	14.1%	17.2%	51.5%	0.0%	$—
Subordinated	$495,128	$67.34	$81.13	4.1%	9.3%	11.4%	14.0%	15.3%	46.3%	17.2%	$2,249
Subordinated, interest only	$196,208	$3.68	$4.12	0.8%	12.4%	12.7%	15.0%	11.8%	46.9%	0.0%	$—
RMBS transferred to consolidated VIEs	$1,864,971	$47.15	$81.79	5.0%	23.0%	13.9%	16.0%	18.3%	51.7%	1.3%	$10,397
Agency Mortgage-Backed Securities
Residential	$2,265,632	$105.56	$102.07	3.9%	3.0%	10.8%	14.4%	0.9%	N/A	N/A	$—
Commercial	$2,153,980	$102.15	$99.71	3.6%	3.3%	0.0%	—%	0.0%	N/A	N/A	$—
Interest-only	$2,960,181	$3.53	$3.29	0.7%	3.2%	8.0%	9.3%	0.1%	N/A	N/A	$—
Loans held for investment	$13,424,680	$98.45	$101.54	6.2%	5.8%	9.1%	10.6%	4.1%	52.6%	N/A	$25,751
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$821,869	$68.97	$79.83	3.6%	7.4%	13.3%	13.7%	21.3%	45.8%	9.2%	$3,233
Senior, interest only	$4,834,289	$5.39	$4.27	1.3%	7.8%	13.6%	14.4%	17.1%	52.5%	0.0%	$—
Subordinated	$501,455	$66.77	$80.01	4.1%	9.6%	18.8%	15.4%	15.2%	45.1%	16.8%	$3,502
Subordinated, interest only	$201,378	$3.66	$3.89	0.8%	11.8%	13.7%	14.6%	13.0%	46.2%	0.0%	$—
RMBS transferred to consolidated VIEs	$1,940,229	$47.05	$81.42	4.9%	22.6%	15.0%	16.4%	17.9%	49.0%	1.3%	$10,678
Agency Mortgage-Backed Securities
Residential	$2,227,128	$105.53	$104.27	3.8%	2.9%	12.1%	14.5%	0.7%	N/A	N/A	$—
Commercial	$1,894,594	$102.26	$102.31	3.6%	3.2%	1.5%	—%	0.0%	N/A	N/A	$—
Interest-only	$3,021,840	$3.68	$3.45	0.7%	3.4%	4.9%	8.8%	0.1%	N/A	N/A	$—
Loans held for investment	$13,525,820	$98.44	$101.20	6.5%	5.9%	10.8%	11.0%	4.1%	45.8%	N/A	$30,469
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(dollars in thousands)
Balance, beginning of period	$582,193	$622,982	$627,724	$648,659	$683,648
Accretion of discount	(37,309)	(39,640)	(43,502)	(42,625)	(43,715)
Purchases	—	(2,914)	1,723	(108)	(3,642)
Sales and deconsolidation	174	—	5,792	212	(7,303)
Transfers from/(to) credit reserve, net	10,386	1,765	31,245	21,586	19,671
Balance, end of period	$555,444	$582,193	$622,982	$627,724	$648,659

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

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, cross default provisions, required haircuts or the percentage that is subtracted from the value of RMBS that collateralizes the financing, purchase price maintenance requirements, and requirements that all disputes related to the repurchase agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders.

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

Current Period

We held cash and cash equivalents of approximately $101 million and $64 million at March 31, 2018 and December 31, 2017, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $37 million from December 31, 2017 to March 31, 2018.

Our operating activities provided net cash of approximately $198 million and $61 million for the quarters ended March 31, 2018 and 2017, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. For the quarters ended March 31, 2018 and 2017, interest received net of interest paid was $160 million and $131 million, respectively.

Our investing activities provided cash of $63 million and used cash of $3.7 billion for the quarters ended March 31, 2018 and 2017, respectively. During the quarter ended March 31, 2018, we received cash for principal repayments on our Agency MBS, Non-Agency MBS, and Loans held for investments of $650 million. This cash received was offset in part by investment purchases of $587 million, primarily Loans held for investments and Agency MBS. During the quarter ended March 31, 2017, we purchased investments of $4.3 billion, primarily Loans held for investments. This cash used was offset in part by cash received on principal payments on our Agency MBS, Non-Agency MBS and securitized loans of $568 million. The purchases activity for the quarters were primarily due to our portfolio re-balancing from interest rate sensitive MBS investments to less interest rate sensitive resident credit assets.

Our financing activities used cash of $225 million and provided cash of $3.6 billion for the quarters ended March 31, 2018 and 2017, respectively. During the quarter ended March 31, 2018, we used cash for repayment of principal on our securitized debt of $569 million, common and preferred dividends paid of $103 million, net proceeds paid on our repurchase agreements of $46 million, and repurchased common stock of $15 million. These uses of cash were offset in part by cash received of $509 million from debt issuance. During the quarter ended March 31, 2017, we received cash of $3.5 billion from debt issuance, $314 million from our preferred stock Series B offering and $250 million from net proceeds received on repurchase agreements. This cash provided was offset in part by repayment of principal on our securitized debt of $363 million and dividends paid of $99 million.

Our recourse leverage is 2.0:1 for the quarter ended March 31, 2018 and for the year ended December 31, 2017. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our equity.

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

At March 31, 2018 and December 31, 2017 the remaining maturities on our RMBS repurchase agreements were as follows.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	4,140,691	4,745,342
30 to 59 days	1,538,864	1,206,769
60 to 89 days	685,239	592,865
90 to 119 days	—	—
Greater than or equal to 120 days	838,130	705,476
Total	$7,202,924	$7,250,452

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	32 days	28 days
Non-agency MBS and Loans held for investment	90 days	93 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At March 31, 2018, and December 31, 2017, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.1%. At March 31, 2018, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS and Loans held for investments was 26.8% compared to 26.2% at December 31, 2017. At March 31, 2018, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 1.77% and Non-Agency MBS and Loans held for investments was 3.70%. At December 31, 2017, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 1.47% and Non-Agency MBS and Loans held for investment was 3.41%, respectively.

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

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End March 31, 2018	$7,257,048	$7,202,924
Quarter End December 31, 2017	$7,028,460	$7,250,452
Quarter End September 30, 2017	$6,549,891	$6,709,821
Quarter End June 30, 2017	$6,092,881	$6,254,153
Quarter End March 31, 2017	$5,800,141	$5,851,204

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2018 and December 31, 2017, the carrying value of our total debt was approximately $16.7 billion and $16.8 billion, respectively, which represented a debt-to-equity ratio for both periods of approximately 4.6:1. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

At March 31, 2018, we had repurchase agreements with 28 counterparties. All of our repurchase agreements are secured by Agency, Non-Agency RMBS and Loans held for investments or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of March 31, 2018 and December 31, 2017, we had $8.7 billion and $8.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

At March 31, 2018, our repurchase agreements have original maturities ranging from less than 30 days to 577 days and a weighted average original maturity of 103 days. We expect to renew most of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates.

We offset the interest rate risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at March 31, 2018 range from 1 year to 10 years and have a weighted average maturity of approximately 5 years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. We have three swaption counterparties and two futures counterparties and we have posted $7 million of cash as a collateral to our futures counterparties.

Exposure to Financial Counterparties

We actively manage the number of repurchase agreement counterparties. The following table summarizes our exposure to our repurchase agreement counterparties at March 31, 2018:

March 31, 2018

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	14	$2,637,161	$—	$461,491
Japan	4	1,188,387	—	259,525
Switzerland	1	1,099,034	—	429,277
Canada	2	998,593	—	175,302
China	1	291,555	—	22,126
France	2	284,615	128,220	74,231
South Korea	1	274,425	—	17,763
United Kingdom	2	220,404	—	14,444
Netherlands	1	208,750	—	11,133
Total	28	$7,202,924	$128,220	$1,465,292
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with 6 counterparties as of March 31, 2018 that are either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.

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

At March 31, 2018, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In February 2018, our Board of Directors reauthorized $100 million under our share repurchase program (the “Repurchase Program”). Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, during the quarter ended March 31, 2018, we repurchased approximately 883 thousand of our common stock at an average price of $16.81 per share for a total of $15 million. Other than as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the quarters ended March 31, 2018 and 2017.

We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share during the quarter ended March 31, 2018 and 2017.

In February 2017, the Company issued 13,000,000 shares of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), at a public offering price of $25.00 per share. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing in March 30, 2024, subject to the Company’s right, under limited circumstances, to redeem the Series B Preferred Stock prior to that date. The initial dividend rate for the Series B Preferred Stock, from and including February 27, 2017, to but not including March 30, 2024, will be equal to 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). On and after March 30, 2024, dividends on the Series B Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.791% per annum. The Series B Preferred Stock is entitled to receive, when and as declared, a dividend at a rate of 8.0% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. This transaction was completed in February 2017, pursuant to which the Company received proceeds, net of offering costs, of $314 million. We declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share during the quarter ended March 31, 2018.

During the quarter ended March 31, 2018, and 2017, we declared regular dividends to common shareholders of $94 million, or $0.50 per share.

Restricted Stock Grants

During the quarter ended March 31, 2018 and 2017, we granted certain of its employees Restricted Stock Units (“RSU”) awards.  RSU awards are designed to reward certain employees for services provided over the previous year. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. The RSU awards are valued at the market price of our common stock on the grant date and the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 241 thousand and 112 thousand RSU awards during the quarter ended March 31, 2018 and 2017, with a grant date fair value of $4 million and $2 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the quarter ended March 31, 2018 and 2017, we granted certain employees 133 thousand and 144 thousand Performance Share Units (“PSU”) awards, respectively. PSU awards are designed to align compensation with our future performance. The PSU awards include a three year performance period ending on December 31, 2020 and December 31, 2019, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on our stock performance as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include our historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both us and the peer group of comparable financial institutions.  Based on the model results, the 133 thousand PSU awards granted during 2018 had a grant date value of $2 million that will cliff vest on December 31, 2020. The 180 thousand PSU awards granted during 2017 had a grant date value of $3 million which will cliff vest on December 31, 2019.

At March 31, 2018 and December 31, 2017, there were approximately 1 million and 770 thousand unvested shares of restricted stock issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2018 and December 31, 2017. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

March 31, 2018
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$6,871,442	$331,482	$—	$—	$7,202,924
Securitized debt, collateralized by Non-Agency RMBS	36,807	41,072	15,048	5,775	98,702
Securitized debt at fair value, collateralized by loans held for investment	1,757,615	2,786,131	2,093,168	2,553,825	9,190,739
Interest expense on RMBS repurchase agreements (1)	33,901	951	—	—	34,852
Interest expense on securitized debt (1)	402,831	626,197	385,698	495,912	1,910,638
Total	$9,102,596	$3,785,833	$2,493,914	$3,055,512	$18,437,855
(1) Interest is based on variable rates in effect as of March 31, 2018.

December 31, 2017
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$6,903,337	$347,115	$—	$—	$7,250,452
Securitized debt, collateralized by Non-Agency RMBS	42,217	45,916	16,524	4,867	109,524
Securitized debt at fair value, collateralized by loans held for investment	1,819,018	2,872,572	2,140,434	2,439,872	9,271,896
Interest expense on RMBS repurchase agreements (1)	30,091	978	—	—	31,069
Interest expense on securitized debt (1)	392,416	606,509	368,553	472,640	1,840,118
Total	$9,187,079	$3,873,090	$2,525,511	$2,917,379	$18,503,059
(1) Interest is based on variable rates in effect as of December 31, 2017.

The unfunded construction loan commitments of $766 million and $567 million as of March 31, 2018 and December 31, 2017, respectively, will primarily be paid within one year of reported periods.

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

Capital Expenditure Requirements

At March 31, 2018 and December 31, 2017, we had no material commitments for capital expenditures.

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

For a discussion of the Company’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Prior to acquisition, we or a third party performs an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the contractual rights in the mortgage. Depending on the size of the loans, we may not review all of the loans in a pool, but rather a sample of loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk. Additionally, we obtain representations and warranties from each seller with respect to the mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property.  A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. We use compensating factors such as liquid assets, low loan to value ratios and regional unemployment statistics in evaluating loans. Our resources include a proprietary portfolio management system, as well as third party software systems. We may utilize a third party due diligence firm to perform an independent underwriting review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review. We reject loans that fail to conform to our standards and do not meet our underwriting criteria. Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data and servicer files.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio should interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2018 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2018
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	4.41%	1.67%
-50 Basis Points	2.18%	0.96%
Base Interest Rate	—	—
+50 Basis Points	(4.75)%	(1.08)%
+100 Basis Points	(11.28)%	(2.25)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2018. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2018
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$482,413	$976,211	$—	$19,491,531	$20,950,155
Cash equivalents	100,752	—	—	—	100,752
Total rate sensitive assets	$583,165	$976,211	$—	$19,491,531	$21,050,907

Rate sensitive liabilities	10,967,041	5,557,036	—	—	16,524,077
Interest rate sensitivity gap	$(10,383,876)	$(4,580,825)	$—	$19,491,531	$4,526,830

Cumulative rate sensitivity gap	$(10,383,876)	$(14,964,701)	$(14,964,701)	$4,526,830

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(49)%	(71)%	(71)%	22%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2018.

Part II. Other Information
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under “Part I — Item 1A — Risk Factors” of our 2017 Form 10-K, we set forth risk factors related to (i) risks associated with our investments, (ii) risks associated with our operations, (iii) risks associated with adverse developments in mortgage finance and credit markets, (iv) risks related to financing, (iv) risks related to accounting matters and our 1940 act exemption, (v) regulatory and legal risks, (vi) risks related to our capital stock and (vii) federal income tax risks. You should carefully consider the risk factors set forth in our 2017 Form 10-K. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2018, our Board of Directors reauthorized $100 million under our share repurchase program (the “Repurchase Program”).

Pursuant to our Repurchase Program, during the first quarter of 2018, we repurchased approximately 883 thousand of its common stock at an average price of $16.81 per share for a total of $15 million.

A summary of the Company's repurchases of common stock for the three months ended March 31, 2018 is as follows:

	Total Number of Common Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Purchase	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

2/1/2018 - 2/28/2018	399,989	$16.83	399,989	$6,730,682	$93,269,318
3/1/2018 - 3/31/2018	482,694	$16.79	482,694	$8,104,317	$85,165,001
	882,683	$16.81	882,683	$14,834,999	$85,165,001

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: May 3, 2018

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: May 3, 2018