Form 10-Q
period 2018-06-30
CHIMERA INVESTMENT CORP
filed 2018-08-02
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2018
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2018
Common Stock, $0.01 par value	187,006,450

CHIMERA INVESTMENT CORPORATION

FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2018 (Unaudited) and December 31, 2017 (Derived from the audited consolidated financial statements as of December 31, 2017)	2

Consolidated Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2018 and 2017	3

Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2018 and 2017	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the six months ended June 30, 2018 and 2017	5

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017	6

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3. Quantitative and Qualitative Disclosures about Market Risk	63

Item 4. Controls and Procedures	68

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	68

Item 1A. Risk Factors	69

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 6. Exhibits	70

SIGNATURES	71

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$90,671	$63,569
Non-Agency RMBS, at fair value	2,593,422	2,851,316
Agency MBS, at fair value	6,989,329	4,364,828
Loans held for investment, at fair value	13,246,521	13,678,263
Accrued interest receivable	106,877	100,789
Other assets	106,594	114,391
Derivatives, at fair value, net	129,341	48,914
Total assets (1)	$23,262,755	$21,222,070
Liabilities:
Repurchase agreements ($10.6 billion and $8.8 billion, pledged as collateral, respectively)	$9,127,048	$7,250,452
Securitized debt, collateralized by Non-Agency RMBS ($1.3 billion and $1.6 billion pledged as collateral, respectively)	179,742	205,780
Securitized debt at fair value, collateralized by loans held for investment ($13.0 billion and $13.3 billion pledged as collateral, respectively)	9,340,368	9,388,657
Payable for investments purchased	784,425	567,440
Accrued interest payable	71,405	61,888
Dividends payable	95,807	95,365
Accounts payable and other liabilities	13,818	17,191
Derivatives, at fair value, net	—	320
Total liabilities (1)	$19,612,613	$17,587,093

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,006,450 and 187,809,288 shares issued and outstanding, respectively	1,870	1,878
Additional paid-in-capital	3,816,631	3,826,691
Accumulated other comprehensive income	671,651	796,902
Cumulative earnings	3,324,968	2,967,852
Cumulative distributions to stockholders	(4,165,166)	(3,958,534)
Total stockholders' equity	$3,650,142	$3,634,977
Total liabilities and stockholders' equity	$23,262,755	$21,222,070

(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2018 and December 31, 2017, total assets of consolidated VIEs were $14,455,778 and $14,987,464, respectively, and total liabilities of consolidated VIEs were $9,559,149 and $9,631,820, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net interest income:
Interest income (1)	$306,436	$288,644	$603,567	$539,988
Interest expense (2)	161,266	137,955	310,518	248,186
Net interest income	145,170	150,689	293,049	291,802
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(805)	(749)	(1,099)	(3,462)
Portion of loss recognized in other comprehensive income	(8,326)	(12,760)	(9,190)	(28,748)
Net other-than-temporary credit impairment losses	(9,131)	(13,509)	(10,289)	(32,210)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	25,895	5,802	107,314	10,698
Realized gains (losses) on terminations of interest rate swaps	—	(16,143)	—	(16,143)
Net realized gains (losses) on derivatives	(1,393)	(11,481)	11,693	(20,839)
Net gains (losses) on derivatives	24,502	(21,822)	119,007	(26,284)
Net unrealized gains (losses) on financial instruments at fair value	(18,364)	67,762	(3,898)	140,005
Net realized gains (losses) on sales of investments	2,167	4,541	2,167	9,708
Gains (losses) on extinguishment of debt	387	(48,014)	10,057	(48,014)
Total other gains (losses)	8,692	2,467	127,333	75,415

Other expenses:
Compensation and benefits	8,689	7,671	17,100	15,227
General and administrative expenses	5,860	4,585	11,349	8,625
Servicing fees	9,943	10,890	21,277	20,478
Deal expenses	2,095	1,345	3,183	12,698
Total other expenses	26,587	24,491	52,909	57,028
Income (loss) before income taxes	118,144	115,156	357,184	$277,979
Income taxes	36	139	68	$155
Net income (loss)	$118,108	$115,017	$357,116	$277,824

Dividend on preferred stock	9,400	9,400	18,800	14,683

Net income (loss) available to common shareholders	$108,708	$105,617	$338,316	$263,141

Net income (loss) per share available to common shareholders:
Basic	$0.58	$0.56	$1.81	$1.40
Diluted	$0.58	$0.56	$1.80	$1.40

Weighted average number of common shares outstanding:
Basic	186,994,743	187,779,406	187,272,469	187,770,626
Diluted	187,422,145	188,142,551	187,738,443	188,169,093

Dividends declared per share of common stock	$0.50	$0.50	$1.00	$1.00

(1) Includes interest income of consolidated VIEs of $229,746 and $234,437 for the quarters ended June 30, 2018 and 2017, respectively and interest income of consolidated VIEs of $464,772 and $427,426 for the six months ended June 30, 2018 and 2017. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $99,507 and $105,723 for the quarters ended June 30, 2018 and 2017, respectively and interest expense of consolidated VIEs of $199,121 and $188,407 for the six months ended June 30, 2018 and 2017. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Comprehensive income (loss):
Net income (loss)	$118,108	$115,017	$357,116	$277,824
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(42,341)	41,655	(131,157)	37,744
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	9,131	13,509	10,289	32,210
Reclassification adjustment for net realized losses (gains) included in net income	(4,383)	(2,591)	(4,383)	(7,777)
Other comprehensive income (loss)	(37,593)	52,573	(125,251)	62,177
Comprehensive income (loss) before preferred stock dividends	$80,515	$167,590	$231,865	$340,001
Dividends on preferred stock	$9,400	$9,400	$18,800	$14,683
Comprehensive income (loss) available to common stock shareholders	$71,115	$158,190	$213,065	$325,318

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total

Balance, December 31, 2016	$58	$—	$1,877	$3,508,779	$718,106	$2,443,184	$(3,548,471)	$3,123,533
Net income (loss)	—	—	—	—	—	277,824	—	277,824
Other comprehensive income (loss)	—	—	—	—	62,177	—	—	62,177
Stock based compensation	—	—	1	1,602	—	—	—	1,603
Common dividends declared	—	—	—	—	—	—	(188,196)	(188,196)
Preferred dividends declared	—	—	—	—	—	—	(14,683)	(14,683)
Issuance of preferred stock	—	130	—	314,299	—	—	—	314,429
Balance, June 30, 2017	$58	$130	$1,878	$3,824,680	$780,283	$2,721,008	$(3,751,350)	$3,576,687

Balance, December 31, 2017	$58	$130	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977
Net income (loss)	—	—	—	—	—	357,116	—	357,116
Other comprehensive income (loss)	—	—	—	—	(125,251)	—	—	(125,251)
Repurchase of common stock	—	—	(8)	(14,826)	—	—	—	(14,834)
Stock based compensation	—	—	—	4,766	—	—	—	4,766
Common dividends declared	—	—	—	—	—	—	(187,832)	(187,832)
Preferred dividends declared	—	—	—	—	—	—	(18,800)	(18,800)
Balance, June 30, 2018	$58	$130	$1,870	$3,816,631	$671,651	$3,324,968	$(4,165,166)	$3,650,142

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities:
Net income	$357,116	$277,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	11,301	(8,397)
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	(5,911)	8,433
Amortization of swaption premium	1,157	4,385
Net unrealized losses (gains) on derivatives	(107,314)	(10,698)
Margin (paid) received on derivatives	19,171	2,161
Net unrealized losses (gains) on financial instruments at fair value	3,898	(140,005)
Net realized losses (gains) on sales of investments	(2,167)	(9,708)
Net other-than-temporary credit impairment losses	10,289	32,210
(Gain) loss on extinguishment of debt	(10,057)	48,014
Equity-based compensation expense	4,766	1,603
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(6,088)	(18,382)
Decrease (increase) in other assets	23,711	(7,121)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(3,374)	(3,249)
Increase (decrease) in accrued interest payable, net	9,518	6,186
Net cash provided by (used in) operating activities	$306,016	$183,256
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(2,764,785)	$(260,518)
Sales	172	141,191
Principal payments	205,093	220,882
Non-Agency RMBS portfolio:
Purchases	(70,043)	(5,663)
Sales	10,407	5,045
Principal payments	327,923	263,804
Loans held for investment:
Purchases	(924,283)	(4,515,440)
Sales	379,002	—
Principal payments	944,146	808,067
Net cash provided by (used in) investing activities	$(1,892,368)	$(3,342,632)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$31,403,682	$16,994,467
Payments on repurchase agreements	(29,525,962)	(16,341,218)
Net proceeds from preferred stock offerings	—	314,429
Payments on repurchase of common stock	(14,834)	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	1,170,009	3,532,918
Payments on securitized debt borrowings, collateralized by loans held for investment	(1,188,154)	(1,074,027)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(25,097)	(71,089)
Common dividends paid	(187,390)	(187,943)
Preferred dividends paid	(18,800)	(17,132)
Net cash provided by (used in) financing activities	$1,613,454	$3,150,405
Net increase (decrease) in cash and cash equivalents	27,102	(8,971)

Cash and cash equivalents at beginning of period	63,569	177,714
Cash and cash equivalents at end of period	$90,671	$168,743

Supplemental disclosure of cash flow information:
Interest received	$608,779	$513,210
Interest paid	$306,911	$233,568
Non-cash investing activities:
Payable for investments purchased	$784,425	$1,046,720
Net change in unrealized gain (loss) on available-for sale securities	$(125,251)	$62,177

Non-cash financing activities:
Common dividends declared, not yet paid	$95,807	$94,809

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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has nine wholly owned direct subsidiaries: Chimera RMBS Whole Pool LLC, and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC (“CIM Trading”), formed in July 2010; Chimera Funding TRS LLC (“CIM Funding TRS”), a TRS formed in October 2013, Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera Insurance Company, LLC formed in July 2015; Chimera RR Holdings LLC formed in April 2016, and Anacostia LLC, a TRS formed in June 2018.

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

The trusts are structured as entities that receive principal and interest on the underlying collateral and distribute those payments to the security holders. The assets held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity. The Company’s risks associated with its involvement with these VIEs are limited to its risks and rights as a holder of the security it has retained.

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

Income Taxes

The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2018 or December 31, 2017.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in residential, commercial and IO Agency MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of June 30, 2018 and December 31, 2017.

		June 30, 2018
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,522,667	$628	$(1,180,560)	$1,342,735	$2,063,786	$721,524	$(473)	$721,051
Senior, interest-only	5,282,885	302,960	—	302,960	252,324	26,074	(76,710)	(50,636)
Subordinated	365,499	9,842	(170,202)	205,139	266,830	61,963	(272)	61,691
Subordinated, interest-only	206,557	9,279	—	9,279	10,482	1,830	(627)	1,203
Agency MBS
Residential	4,527,730	167,342	—	4,695,072	4,612,920	9,528	(91,680)	(82,152)
Commercial	2,300,891	52,422	(4,509)	2,348,804	2,273,508	944	(76,240)	(75,296)
Interest-only	3,010,512	109,938	—	109,938	102,901	954	(7,991)	(7,037)
Total	$18,216,741	$652,411	$(1,355,271)	$9,013,927	$9,582,751	$822,817	$(253,993)	$568,824

		December 31, 2017
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,733,926	$540	$(1,257,103)	$1,477,363	$2,231,415	$754,234	$(182)	$754,052
Senior, interest-only	4,862,461	262,996	—	262,996	210,850	15,761	(67,907)	(52,146)
Subordinated	501,455	10,571	(177,206)	334,820	401,225	66,704	(299)	66,405
Subordinated, interest-only	201,378	7,369	—	7,369	7,826	902	(445)	457
Agency MBS
Residential	2,227,128	123,245	—	2,350,373	2,322,180	5,706	(33,899)	(28,193)
Commercial	1,894,594	47,430	(4,685)	1,937,339	1,938,281	17,041	(16,099)	942
Interest-only	3,021,840	111,277	—	111,277	104,367	834	(7,744)	(6,910)
Total	$15,442,782	$563,428	$(1,438,994)	$6,481,537	$7,216,144	$861,182	$(126,575)	$734,607

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,293,996	$1,513,416	$1,303,590	$1,550,110
Purchases	5,734	1,969	5,734	10,185
Yield income earned	(57,786)	(67,750)	(117,517)	(136,577)
Reclassification (to) from non-accretable difference	31,471	(62,059)	81,496	(38,107)
Sales and deconsolidation	(6,775)	(2,388)	(6,663)	(2,423)
Balance at end of period	$1,266,640	$1,383,188	$1,266,640	$1,383,188

The table below presents the outstanding principal balance and related amortized cost at June 30, 2018 and December 31, 2017 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Six Months Ended	For the Year Ended
	June 30, 2018	December 31, 2017
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$2,673,350	$3,138,265
End of period	$2,476,421	$2,673,350
Amortized cost:
Beginning of period	$1,381,839	$1,695,079
End of period	$1,249,140	$1,381,839

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d) of 2017, Form 10-K.

			June 30, 2018
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$43,709	$(473)	3	$—	$—	—	$43,709	$(473)	3
Senior, interest-only	25,400	(4,391)	31	103,442	(72,319)	104	128,842	(76,710)	135
Subordinated	1,016	(272)	5	—	—	6	1,016	(272)	11
Subordinated, interest-only	112	(18)	1	704	(609)	3	816	(627)	4
Agency MBS
Residential	1,618,829	(23,966)	36	1,318,668	(67,714)	94	2,937,497	(91,680)	130
Commercial	1,713,531	(60,698)	506	321,813	(15,542)	114	2,035,344	(76,240)	620
Interest-only	12,375	(689)	7	48,211	(7,302)	20	60,586	(7,991)	27
Total	$3,414,972	$(90,507)	589	$1,792,838	$(163,486)	341	$5,207,810	$(253,993)	930

			December 31, 2017
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
Non-Agency RMBS
Senior	$35,229	$(182)	1	$—	$—	—	$35,229	$(182)	1
Senior, interest-only	28,129	(1,724)	27	120,120	(66,183)	120	148,249	(67,907)	147
Subordinated	235	(38)	7	6,261	(261)	5	6,496	(299)	12
Subordinated, interest-only	—	—	—	945	(445)	3	945	(445)	3
Agency MBS
Residential	660,103	(5,197)	21	1,471,464	(28,702)	93	2,131,567	(33,899)	114
Commercial	830,889	(11,695)	176	161,980	(4,404)	91	992,869	(16,099)	267
Interest-only	15,142	(641)	7	57,875	(7,103)	24	73,017	(7,744)	31
Total	$1,569,727	$(19,477)	239	$1,818,645	$(107,098)	336	$3,388,372	$(126,575)	575

At June 30, 2018, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2018.

Gross unrealized losses on the Company’s Agency residential and commercial MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $111 million and $41 million as of June 30, 2018 and December 31, 2017, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2018 and December 31, 2017, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $745 thousand and $283 thousand at June 30, 2018 and December 31, 2017, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The

Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and six months ended June 30, 2018 and 2017 are presented below.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)		(dollars in thousands)
Total other-than-temporary impairment losses	$(805)	$(749)	$(1,099)	$(3,462)
Portion of loss recognized in other comprehensive income (loss)	(8,326)	(12,760)	(9,190)	(28,748)
Net other-than-temporary credit impairment losses	$(9,131)	$(13,509)	$(10,289)	$(32,210)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Cumulative credit loss beginning balance	$586,056	$558,229	$591,521	$556,485
Additions:
Other-than-temporary impairments not previously recognized	—	12,399	1,140	12,399
Reductions for securities sold or deconsolidated during the period	(4,775)	—	(4,948)	(7,443)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	9,131	1,109	9,149	17,835
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(7,751)	(99)	(14,201)	(7,638)
Cumulative credit impairment loss ending balance	$582,661	$571,638	$582,661	$571,638

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS for the periods reported are summarized as follows:

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Loss Severity
Weighted Average	66%	62%
Range	34% - 132%	28% - 67%
60+ days delinquent
Weighted Average	23%	19%
Range	16% - 30%	11% - 25%
Credit Enhancement (1)
Weighted Average	32%	19%
Range	0% - 55%	0% - 38%
3 Month CPR
Weighted Average	10%	12%
Range	0% - 39%	2% - 24%
12 Month CPR
Weighted Average	8%	11%
Range	1% - 20%	4% - 19%
(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at June 30, 2018 and December 31, 2017.

		June 30, 2018
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$721,524	$—	$721,524	$(473)	$—	$(473)
Senior, interest-only	—	26,074	26,074	—	(76,710)	(76,710)
Subordinated	58,887	3,076	61,963	(272)	—	(272)
Subordinated, interest-only	—	1,830	1,830	—	(627)	(627)
Agency MBS
Residential	2,316	7,212	9,528	(70,382)	(21,298)	(91,680)
Commercial	686	258	944	(40,635)	(35,605)	(76,240)
Interest-only	—	954	954	—	(7,991)	(7,991)
Total	$783,413	$39,404	$822,817	$(111,762)	$(142,231)	$(253,993)

		December 31, 2017
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$754,234	$—	$754,234	$(182)	$—	$(182)
Senior, interest-only	—	15,761	15,761	—	(67,907)	(67,907)
Subordinated	62,989	3,715	66,704	(102)	(197)	(299)
Subordinated, interest-only	—	902	902	—	(445)	(445)
Agency MBS
Residential	5,706	—	5,706	(29,083)	(4,816)	(33,899)
Commercial	15,462	1,579	17,041	(12,122)	(3,977)	(16,099)
Interest-only	—	834	834	—	(7,744)	(7,744)
Total	$838,391	$22,791	$861,182	$(41,489)	$(85,086)	$(126,575)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,522,667	$53.23	$81.81	4.8%	17.7%
Senior, interest-only	5,282,885	5.73	4.78	1.4%	9.1%
Subordinated	365,499	56.13	73.00	4.0%	10.8%
Subordinated, interest-only	206,557	4.49	5.07	0.9%	11.8%
Agency MBS
Residential pass-through	4,527,730	103.70	101.88	4.0%	3.4%
Commercial pass-through	2,300,891	102.08	98.81	3.6%	3.4%
Interest-only	3,010,512	3.65	3.42	0.7%	3.3%
(1) Bond Equivalent Yield at period end.

	December 31, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,733,926	$54.04	$81.62	4.6%	16.7%
Senior, interest-only	4,862,461	5.41	4.34	1.3%	8.0%
Subordinated	501,455	66.77	80.01	4.1%	9.6%
Subordinated, interest-only	201,378	3.66	3.89	0.8%	11.8%
Agency MBS
Residential pass-through	2,227,128	105.53	104.27	3.8%	2.9%
Commercial pass-through	1,894,594	102.26	102.31	3.6%	3.2%
Interest-only	3,021,840	3.68	3.45	0.7%	3.4%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
AAA	0.3%	0.3%
AA	0.9%	0.3%
A	0.1%	0.6%
BBB	1.4%	1.9%
BB	2.0%	2.5%
B	2.1%	2.3%
Below B	57.8%	59.6%
Not Rated	35.4%	32.5%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2018 and December 31, 2017 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	June 30, 2018
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$5,461	$536,951	$816,498	$704,876	$2,063,786
Senior interest-only	6	47,491	95,502	109,325	252,324
Subordinated	3,891	44,590	126,300	92,049	266,830
Subordinated interest-only	—	7,954	333	2,195	10,482
Agency MBS
Residential	—	—	4,600,496	12,424	4,612,920
Commercial	—	15,663	19,123	2,238,722	2,273,508
Interest-only	11,313	64,338	22,794	4,456	102,901
Total fair value	$20,671	$716,987	$5,681,046	$3,164,047	$9,582,751
Amortized cost
Non-Agency RMBS
Senior	$5,347	$387,067	$489,371	$460,950	$1,342,735
Senior interest-only	102	60,821	120,956	121,081	302,960
Subordinated	3,838	34,758	88,839	77,704	205,139
Subordinated interest-only	—	6,270	838	2,171	9,279
Agency MBS
Residential	—	—	4,682,192	12,880	4,695,072
Commercial	—	15,769	20,374	2,312,661	2,348,804
Interest-only	11,264	69,648	24,895	4,131	109,938
Total amortized cost	$20,551	$574,333	$5,427,465	$2,991,578	$9,013,927

	December 31, 2017
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$2,179	$681,086	$910,234	$637,916	$2,231,415
Senior interest-only	19	54,107	72,702	84,022	210,850
Subordinated	—	75,495	121,555	204,175	401,225
Subordinated interest-only	—	7,165	661	—	7,826
Agency MBS
Residential	—	21,777	2,300,403	—	2,322,180
Commercial	—	45,770	16,559	1,875,952	1,938,281
Interest-only	—	74,490	25,271	4,606	104,367
Total fair value	$2,198	$959,890	$3,447,385	$2,806,671	$7,216,144
Amortized cost
Non-Agency RMBS
Senior	$2,124	$493,965	$569,458	$411,816	$1,477,363
Senior interest-only	1,271	73,758	94,145	93,822	262,996
Subordinated	—	61,987	91,044	181,789	334,820
Subordinated interest-only	—	6,355	1,014	—	7,369
Agency MBS
Residential	—	22,069	2,328,304	—	2,350,373
Commercial	—	47,170	17,176	1,872,993	1,937,339
Interest-only	—	79,356	27,582	4,339	111,277
Total amortized cost	$3,395	$784,660	$3,128,723	$2,564,759	$6,481,537

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At June 30, 2018 and December 31, 2017, 67% and 66% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At June 30, 2018 and December 31, 2017, 15% and 13% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
Weighted average maturity (years)		20.4		20.7
Weighted average amortized loan to value (1)		63.3%		64.4%
Weighted average FICO (2)		703		697
Weighted average loan balance (in thousands)		$324		$314
Weighted average percentage owner occupied		84.5%		84.4%
Weighted average percentage single family residence		65.7%		66.3%
Weighted average current credit enhancement		1.5%		2.2%
Weighted average geographic concentration of top four states	CA	32.4%	CA	31.7%
	NY	8.4%	NY	8.5%
	FL	8.1%	FL	8.3%
	NJ	2.6%	NJ	2.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2018 and December 31, 2017.

Origination Year	June 30, 2018	December 31, 2017
2003 and prior	4.8%	3.6%
2004	6.5%	4.3%
2005	20.1%	20.8%
2006	39.4%	38.2%
2007	23.6%	30.4%
2008	0.3%	1.8%
2009 and later	5.3%	0.9%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and six months ended June 30, 2018 and 2017 are as follows:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Proceeds from sales	$32,551	$153,681	$32,551	$173,743

Gross realized gains	4,383	5,380	4,383	10,566
Gross realized losses	(2,216)	(839)	(2,216)	(858)
Net realized gain (loss)	$2,167	$4,541	$2,167	$9,708

Included in the gross realized gains for the quarter and six months ended June 30, 2018 in the table above are exchanges of securities with a fair value of $22 million. The Company exchanged its investment in a re-remic security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $2 million, reflected in earnings for the quarter and six months ended June 30, 2018. For the quarter and six months ended June 30, 2017, the fair value of these exchanges of securities was $8 million and $28 million, and resulted in a realized gain of $256 thousand and $5 million, respectively.

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At June 30, 2018, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $12.9 billion and $13.3 billion as of June 30, 2018 and December 31, 2017, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at June 30, 2018 and December 31, 2017:

	For the Six Months Ended	For the Year Ended
	June 30, 2018	December 31, 2017
	(dollars in thousands)
Balance, beginning of period	$13,678,263	$8,753,653
Purchases	924,283	6,539,765
Principal paydowns	(944,146)	(1,788,409)
Sales and settlements	(389,798)	2,876
Net periodic accretion (amortization)	(43,594)	(35,803)
Change in fair value	21,513	206,181
Balance, end of period	$13,246,521	$13,678,263

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following years:

Origination Year	June 30, 2018	December 31, 2017
2002 and prior	7.5%	7.5%
2003	6.7%	6.7%
2004	14.4%	14.6%
2005	20.1%	20.4%
2006	23.3%	23.1%
2007	19.1%	19.0%
2008	6.0%	6.0%
2009	0.8%	0.7%
2010 and later	2.1%	2.0%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Number of loans		144,451		149,172
Weighted average maturity (years)		18.8		18.8
Weighted average loan to value (1)		87.5%		88.0%
Weighted average FICO (1)		630		631
Weighted average loan balance (in thousands)		$91		$91
Weighted average percentage owner occupied		92.8%		95.0%
Weighted average percentage single family residence		86.2%		86.0%
Weighted average geographic concentration of top five states	CA	9.1%	CA	9.0%
	FL	7.2%	FL	7.2%
	OH	6.0%	OH	6.1%
	NY	5.6%	PA	5.6%
	PA	5.6%	VA	5.5%
(1) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at June 30, 2018 and December 31, 2017.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal/Notional
	(dollars in thousands)
June 30, 2018	$797,730	$288,255	$396,269	$244,955	$262,100	$34,519	$2,023,828	$13,083,186
% of Unpaid Principal Balance	6.1%	2.2%	3.0%	1.9%	2.0%	0.3%	15.5%

December 31, 2017	$888,535	$353,810	$435,876	$272,778	$200,376	$31,008	$2,182,383	$13,525,820
% of Unpaid Principal Balance	6.6%	2.6%	3.2%	2.0%	1.5%	0.2%	16.1%

The fair value of residential mortgage loans 90 days or more past due was $549 million and $577 million as of June 30, 2018 and December 31, 2017, respectively.

Real estate owned

Real estate owned (“REO”) represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a gain or loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at June 30, 2018 and December 31, 2017 was $16 million and $10 million, respectively, and were recorded in Other Assets on the Company’s consolidated statements of financial condition.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At June 30, 2018, seventeen investment holdings with an internally developed fair value of $197 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $18 million lower than the third party prices provided of $215 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at June 30, 2018 in excess of the derived predetermined threshold for the period. At December 31, 2017, four investment holdings with an internally developed fair value of $25 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million lower than the third party prices provided of $28 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices.

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

At June 30, 2018, the internally developed fair values of loan pools of $1.19 billion had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $39 million higher than the third party prices provided of $1.15 billion. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. At December 31, 2017, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and third party prices.

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

Fair value option

The table below shows the unpaid principal, fair value and impact of change in fair value on each of the financial instruments carried with fair value option as of June 30, 2018 and December 31, 2017 respectively:

	June 30, 2018
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$12,918	$(42)	$(440)
Senior, interest-only	5,282,885	252,324	3,464	1,511
Subordinated, interest-only	206,557	10,482	335	746
Agency MBS
Residential Pass-through	3,010,558	3,075,138	3,081	(9,270)
Commercial Pass-through	1,004,493	984,591	(12,534)	(32,948)
Interest-only	3,010,512	102,901	46	(127)
Loans held for investment, at fair value	13,083,186	13,246,521	(20,082)	21,513
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	9,388,837	9,340,368	7,369	15,118

	December 31, 2017
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$13,993	$(545)	$1,246
Senior, interest-only	4,862,461	210,850	3,156	(13,290)
Subordinated, interest-only	201,378	7,826	1,836	2,311
Agency MBS
Residential Pass-through	577,522	602,829	(2,359)	(4,816)
Commercial Pass-through	564,379	570,105	(546)	(2,398)
Interest-only	3,021,840	104,367	(367)	465
Loans held for investment, at fair value	13,525,820	13,678,263	(65,643)	206,181
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	9,395,854	9,388,657	16,831	(78,289)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2018 and December 31, 2017 are presented below.

	June 30, 2018
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,593,422	$—	$2,593,422
Agency MBS, at fair value	—	6,989,329	—	—	6,989,329
Loans held for investment, at fair value	—	—	13,246,521	—	13,246,521
Derivatives	2,949	168,532	—	(42,140)	129,341

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	9,340,368	—	9,340,368
Derivatives	—	16,730	—	(16,730)	—

	December 31, 2017
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,851,316	$—	$2,851,316
Agency MBS, at fair value	—	4,364,828	—	—	4,364,828
Loans held for investment, at fair value	—	—	13,678,263	—	13,678,263
Derivatives	3,553	46,978	—	(1,617)	48,914

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	9,388,657	—	9,388,657
Derivatives	—	1,937	—	(1,617)	320

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at June 30, 2018 and December 31, 2017.

Fair Value Reconciliation, Level 3
	For the Six Months Ended, June 30, 2018
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3 assets	$2,851,316	$13,678,263	$9,388,657
Transfers in to Level 3 assets	—	—	—
Transfers out of Level 3 assets	—	—	—
Purchases of assets/ issuance of debt	92,017	924,283	1,170,009
Principal payments	(327,923)	(944,146)	(894,694)
Sales and Settlements	(32,379)	(389,798)	(293,460)
Accretion (amortization) of purchase discounts	53,895	(43,594)	(4,969)
Gains (losses) included in net income
Other than temporary credit impairment losses	(10,289)	—	—
Realized gains (losses) on sales and settlements	2,244	—	(10,057)
Net unrealized gains (losses) included in income	1,815	21,513	(15,118)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(37,274)	—	—
Ending balance Level 3 assets	$2,593,422	$13,246,521	$9,340,368

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2017
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3 assets	$3,330,063	$8,753,653	$6,941,097
Transfers in to Level 3 assets	6,112	—	—
Transfers out of Level 3 assets	—	—	—
Purchases of assets/ issuance of debt	78,400	6,539,765	5,173,430
Principal payments	(568,339)	(1,788,409)	(1,787,368)
Sales and Settlements	(68,162)	2,876	(1,056,765)
Accretion (amortization) of purchase discounts	120,119	(35,803)	4,701
Gains (losses) included in net income
Other than temporary credit impairment losses	(59,881)	—	—
Realized gains (losses) on sales and settlements	12,031	—	35,273
Net unrealized gains (losses) included in income	(9,733)	206,181	78,289
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	10,706	—	—
Ending balance Level 3 assets	$2,851,316	$13,678,263	$9,388,657

There were no transfers in or out from Level 3, during the quarter ended June 30, 2018. There were $6 million of IOs transferred to Level 3 and no transfers out from Level 3 for the year ended December 31, 2017. The primary cause of the changes in fair value of the loans and the securitized debt are due to market demand for these instruments and changes in credit risk of the portfolio.

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

Constant Default Rates

Constant default rates represent an annualized rate of default on a group of mortgages. The constant default rate (“CDR”) represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the home being past 60-day and 90-day notices and in the foreclosure process. When default rates increase, expected cash flows on the underlying collateral decreases. When default rates decrease, expected cash flows on the underlying collateral increases.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of June 30, 2018 and December 31, 2017 follows:

	June 30, 2018				December 31, 2017
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	4.6%	2% -22%	0% -52%	35% -95%	4.4%	1% -45%	0% -55%	35% -89%
Senior interest-only	10.0%	4% -31%	0% -59%	35% -95%	11.2%	3% -25%	0% -50%	35% -95%
Subordinated	5.4%	1% -23%	0% -45%	10% -71%	5.8%	1% -20%	0% -33%	35% -69%
Subordinated interest-only	10.4%	4% -25%	0% -15%	35% -58%	12.0%	6% -22%	0% -9%	35% -63%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of June 30, 2018 and December 31, 2017 follows:

		June 30, 2018				December 31, 2017
		Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR Range	CDR Range	Loss Severity Range	Weighted Average Discount Rate	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	4.4%	6% - 15%	0% - 8%	35% - 60%	4.1%	6% - 15%	0% - 6%	35% - 60%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of June 30, 2018 and December 31, 2017 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized by seasoned subprime mortgages at fair value as of June 30, 2018 and December 31, 2017 follows:

	June 30, 2018	December 31, 2017
Factor:
Coupon
Base Rate	5.0%	4.8%
Actual	6.9%	6.9%

FICO
Base Rate	636	636
Actual	627	627

Loan-to-value (LTV)
Base Rate	88%	89%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	93%	95%
Investor	1%	1%
Secondary	6%	4%
Property Type
Single family	87%	87%
Manufactured housing	4%	4%
Multi-family/mixed use/other	9%	9%

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

Property types also affect the overall loan values. Property types include single family, manufactured housing and multi-family/mixed use and other types of properties. Single family homes represent properties which house one to four family units. Manufactured homes include mobile homes and modular homes. Loan value for properties that are investor or secondary homes have a reduced value as compared to the baseline loan value. Additionally, single family homes will result in an increase to the loan value where manufactured and multi-family/mixed use and other properties will result in a decrease to the loan value, as compared to the baseline.

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

	June 30, 2018
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	9,127,048	9,151,213
Securitized debt, collateralized by Non-Agency RMBS	3	179,742	161,707

	December 31, 2017
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	7,250,452	7,269,193
Securitized debt, collateralized by Non-Agency RMBS	3	205,780	192,259

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month, three-month and twelve-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of June 30, 2018 and December 31, 2017 were:

	June 30, 2018	December 31, 2017
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$5,569,418	$3,202,056
Non-agency MBS and Loans held for investment (in thousands)	3,557,630	4,048,396
Total:	$9,127,048	$7,250,452

Average balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$3,907,750	$3,120,474
Non-agency MBS and Loans held for investment (in thousands)	3,893,703	3,203,700
Total:	$7,801,453	$6,324,174

Average borrowing rate of Repurchase agreements secured by:
Agency MBS	2.09%	1.47%
Non-agency MBS and Loans held for investment	4.02%	3.41%

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	24 Days	28 Days
Non-agency MBS and Loans held for investment	98 Days	93 Days

Average original maturity of Repurchase agreements secured by:
Agency MBS	66 Days	87 Days
Non-agency MBS and Loans held for investment	124 Days	123 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$5,954,878	$3,450,123
Non-agency MBS and Loans held for investment (in thousands)	4,671,505	5,338,557
Total:	$10,626,383	$8,788,680

At June 30, 2018 and December 31, 2017, the repurchase agreements collateralized by MBS and Loans held for investment had the following remaining maturities.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	4,757,404	4,745,342
30 to 59 days	1,915,294	1,206,769
60 to 89 days	1,460,284	592,865
90 to 119 days	90,183	—
Greater than or equal to 120 days	903,883	705,476
Total	$9,127,048	$7,250,452

At June 30, 2018, the Company had an amount at risk with Credit Suisse of 11% of its equity related to the collateral posted on repurchase agreements. As of June 30, 2018 the weighted average remaining maturity of the repurchase agreements with Credit Suisse was 64 days and the amount at risk was $410 million. At December 31, 2017, the Company had an amount at risk with Credit Suisse of 12% of its equity related to the collateral posted on repurchase agreements. As of December 31, 2017, the weighted average maturity of the repurchase agreements with Credit Suisse was 25 days and the amount at risk was $451 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of June 30, 2018 and December 31, 2017.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2018 and December 31, 2017 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $194 million and $219 million, respectively. At June 30, 2018 and December 31, 2017, the debt carried a weighted average coupon equal to 6.3% and 6.2%, respectively. The debt matures between the years 2035 and 2046. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

There were no securitized debt collateralized by Non-Agency RMBS acquisitions during the quarters ended June 30, 2018 and 2017.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2018 and December 31, 2017, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Within One Year	$30,923	$42,217
One to Three Years	37,753	45,916
Three to Five Years	11,461	16,524
Greater Than Five Years	5,600	4,867
Total	$85,737	$109,524

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

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2018 and December 31, 2017 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $9.4 billion. At June 30, 2018 and December 31, 2017 the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 4.4% and 4.2%, respectively. The debt matures between the years 2023 and 2067.

During the quarter ended June 30, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $155 million for $154 million. This transaction resulted in a net gain on the extinguishment of debt of $387 thousand, which is reflected in earnings for the quarter ended June 30, 2018. During the six months ended June 30, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $304 million for $294 million. This transaction resulted in a net gain on the extinguishment of debt of $10 million, which is reflected in earnings for the quarter ended June 30, 2018.

During the quarter ended June 30, 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $197 million for $245 million. This transaction resulted in a net loss on extinguishment of debt of $48 million, which is reflected in earnings for the quarter and six months ended June 30, 2017. As the Company's securitized debt is carried at fair value with changes in fair value reflected in earnings some of this loss was recognized during prior periods.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at June 30, 2018 and December 31, 2017, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Within One Year	$1,785,710	$1,819,018
One to Three Years	2,818,626	2,872,572
Three to Five Years	2,110,377	2,140,434
Greater Than Five Years	2,493,804	2,439,872
Total	$9,208,517	$9,271,896

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at June 30, 2018.

June 30, 2018
(dollars in thousands)
Year	Principal
2018	$560,814
2019	360,602
2020	4,621,456
2021	3,197,192
2022	300,973
2023	142,144
Total	$9,183,181

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of June 30, 2018, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $14.5 billion and liabilities with a carrying value of $9.6 billion. As of December 31, 2017, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $15.0 billion of and liabilities with a carrying value of $9.6 billion.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$1,280,378	$1,579,793
Loans held for investment, at fair value	13,045,302	13,263,338
Accrued interest receivable	75,390	75,489
Other assets	54,708	68,844
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$179,742	$205,780
Securitized debt at fair value, collateralized by loans held for investment	9,340,368	9,388,657
Accrued interest payable	35,754	33,870
Other liabilities	3,285	3,513

Income, OTTI and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	June 30, 2018	June 30, 2017
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$229,746	$234,437
Interest expense, Non-recourse liabilities of VIEs	99,507	105,723
Net interest income	$130,239	$128,714

Total other-than-temporary impairment losses	$(351)	$(696)
Portion of loss recognized in other comprehensive income (loss)	(8,561)	(12,146)
Net other-than-temporary credit impairment losses	$(8,912)	$(12,842)

Servicing fees	$9,722	$10,890

	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$464,772	$427,426
Interest expense, Non-recourse liabilities of VIEs	199,121	188,407
Net interest income	$265,651	$239,019

Total other-than-temporary impairment losses	$(351)	$(1,109)
Portion of loss recognized in other comprehensive income (loss)	(8,561)	(25,613)
Net other-than-temporary credit impairment losses	$(8,912)	$(26,722)

Servicing fees	$20,133	$20,478

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2018, ranged from less than $1 million to $49 million, with an aggregate amount of $1.3 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2017, ranged from less than $1 million to $52 million, with an aggregate amount of $1.3 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.2 billion at June 30, 2018 and December 31, 2017. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2018 and December 31, 2017.

		June 30, 2018
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$7,692,400	Derivatives, at fair value, net	$123,975	Derivatives, at fair value, net	$—
Swaptions	53,000	Derivatives, at fair value, net	2,417	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	2,949	Derivatives, at fair value, net	—
Total	$8,365,100		$129,341		$—

		December 31, 2017
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$3,816,400	Derivatives, at fair value, net	$43,257	Derivatives, at fair value, net	$—
Swaptions	391,000	Derivatives, at fair value, net	2,105	Derivatives, at fair value, net	(320)
Treasury Futures	619,700	Derivatives, at fair value, net	3,552	Derivatives, at fair value, net	—
Total	$4,827,100		$48,914		$(320)

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2018	June 30, 2017
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$21,165	$4,377
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	1,246	(19,629)
Treasury Futures	Net unrealized gains (losses) on derivatives	5,984	2,179
Treasury Futures	Net realized gains (losses) on derivatives	(2,210)	(6,914)
Swaptions	Net unrealized gains (losses) on derivatives	(1,254)	(754)
Swaptions	Net realized gains (losses) on derivatives	(429)	(1,081)
Total		$24,502	$(21,822)
(1) Includes loss on termination of interest rate swaps of $16 million for the quarter ended June 30, 2017. There were no swaps terminations during the quarter ended June 30, 2018.

		Net gains (losses) on derivatives for the six months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2018	June 30, 2017
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$106,129	$10,693
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(1,365)	(23,733)
Treasury Futures	Net unrealized gains (losses) on derivatives	(604)	(388)
Treasury Futures	Net realized gains (losses) on derivatives	14,215	(8,999)
Swaptions	Net unrealized gains (losses) on derivatives	1,789	393
Swaptions	Net realized gains (losses) on derivatives	(1,157)	(4,250)
Total		$119,007	$(26,284)
(1) Includes loss on termination of interest rate swaps of $16 million for the six months ended June 30, 2017. There were no swaps terminations during the six months ended June 30, 2018.

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2018 was 2.35% and the weighted average receive rate was 2.33%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2017 was 1.93% and the weighted average receive rate was 1.53%. The weighted average maturity on the Company’s interest rate swaps at June 30, 2018 and December 31, 2017 was 6 years and 5 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net asset position at June 30, 2018 is approximately $143 million including accrued interest, which represents the maximum amount the Company would receive upon termination, which is fully collateralized.

10. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00, respectively, per preferred share during the quarter and six months ended June 30, 2018 and 2017, respectively.
The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, respectively, during the quarter and six months ended June 30, 2018.

The Company declared dividends to Series B preferred stockholders of $7 million and $9 million, or $0.50 and $0.68, respectively, per preferred share during the quarter and six months ended June 30, 2017, respectively.
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

Pursuant to our Repurchase Program, the Company repurchased approximately 883 thousand shares of its common stock at an average price of $16.81 per share for a total of $15 million during the first quarter of 2018. The company did not repurchase any common stock during the quarter ended June 30, 2018.

During the quarter and six months ended June 30, 2018, and 2017, the Company declared dividends to common shareholders of $94 million and $188 million, or $0.50 and $1.00 per share, respectively.

Earnings per share for the quarters and six months ended June 30, 2018 and 2017, respectively, are computed as follows:

	For the Quarter Ended
	June 30, 2018	June 30, 2017
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$108,708	$105,617
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$108,708	$105,617

Denominator:
Weighted average basic shares	186,994,743	187,779,406
Effect of dilutive securities	427,402	363,145
Weighted average dilutive shares	187,422,145	188,142,551

Net income per average share attributable to common stockholders - Basic	$0.58	$0.56
Net income per average share attributable to common stockholders - Diluted	$0.58	$0.56

	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$338,316	$263,141
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$338,316	$263,141

Denominator:
Weighted average basic shares	187,272,469	187,770,626
Effect of dilutive securities	465,974	398,467
Weighted average dilutive shares	187,738,443	188,169,093

Net income per average share attributable to common stockholders - Basic	$1.81	$1.40
Net income per average share attributable to common stockholders - Diluted	$1.80	$1.40

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income (“AOCI”) for the six months ended June 30, 2018 and 2017:

	June 30, 2018
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2017	$796,902	$796,902
OCI before reclassifications	(131,157)	(131,157)
Amounts reclassified from AOCI	5,906	5,906
Net current period OCI	(125,251)	(125,251)
Balance as of June 30, 2018	$671,651	$671,651

	June 30, 2017
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2016	$718,106	$718,106
OCI before reclassifications	37,744	37,744
Amounts reclassified from AOCI	24,433	24,433
Net current period OCI	62,177	62,177
Balance as of June 30, 2017	$780,283	$780,283

The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$4,383	$7,777	Net realized gains (losses) on sales of investments
	(10,289)	(32,210)	Net other-than-temporary credit impairment losses
	$(5,906)	$(24,433)	Income before income taxes
	—	—	Income taxes
	$(5,906)	$(24,433)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015) (the “Incentive Plan”), directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting three years. During the vesting period, these shares may not be sold. There were approximately 6 million shares available for future grants under the Incentive Plan as of June 30, 2018.

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

During the first quarter of 2018 and 2017, the Company granted certain of its employees Restricted Stock Units (“RSU”) awards.  RSU awards are designed to reward certain employees of the Company for services provided over the previous year. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. The RSU awards are valued at the market price of the Company’s common stock on the grant date and the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 241 thousand and 112 thousand RSU awards during the first quarter of 2018 and 2017, with a grant date fair value of $4 million and $2 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the first quarter of 2018 and 2017, the Company granted certain employees 133 thousand and 144 thousand Performance Share Units (“PSU”) awards, respectively. PSU awards are designed to align compensation with the Company’s future performance. The PSU awards include a three year performance period ending on December 31, 2020 and December 31, 2019, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the stock performance of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions.  Based on the model results, the 133 thousand PSU awards granted during 2018 had a grant date value of $2 million that will cliff vest on December 31, 2020. The 144 thousand PSU awards granted during 2017 had a grant date value of $3 million which will cliff vest on December 31, 2019.

The Company recognized stock based compensation expenses of $2 million and $1 million for the quarters ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the stock based compensation expenses were 3 million and $2 million, respectively.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $18,500 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expense related to the Company’s qualified plan for the quarters ended June 30, 2018 and 2017 was $137 thousand and $103 thousand, respectively. For the six months ended June 30, 2018 and 2017, the 401(k) expense related to the Company's qualified plan was $251 thousand and $215 thousand, respectively.

13. Income Taxes

For the quarter ended June 30, 2018 and year ended December 31, 2017, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the quarter ended June 30, 2018 and the year ended December 31, 2017. On December 22, 2017, H.R. 1, informally known as the Tax Cuts and Jobs Act (the "TCJA") was enacted. We continue to analyze and monitor the application of the TCJA to our business.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(9,127,048)	$—	$(9,127,048)	$10,626,383	$—	$1,499,335
Interest Rate Swaps - Gross Assets	166,115	(42,140)	123,975	—	16,079	140,054
Interest Rate Swaps - Gross Liabilities	(16,730)	16,730	—	—	—	—
Treasury Futures - Gross Assets	2,949	—	2,949	—	2,105	5,054
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	2,417	—	2,417	—	—	2,417
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total Liabilities	$(8,972,297)	$(25,410)	$(8,997,707)	$10,626,383	$18,184	$1,646,860
(1) Included in other assets

	December 31, 2017
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(7,250,452)	$—	$(7,250,452)	$8,788,680	$1,156	$1,539,384
Interest Rate Swaps - Gross Assets	44,874	(1,617)	43,257	—	11,570	54,827
Interest Rate Swaps - Gross Liabilities	(1,617)	1,617	—	—	—	—
Treasury Futures - Gross Assets	3,552	—	3,552	—	376	3,928
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	2,105	—	2,105	—	—	2,105
Swaptions - Gross Liabilities	(320)	—	(320)	—	—	(320)
Total Liabilities	$(7,201,858)	$—	$(7,201,858)	$8,788,680	$13,102	$1,599,924
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

We focus our investment activities primarily on acquiring residential mortgage loans and on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At June 30, 2018, based on the amortized cost balance of our interest earning assets, approximately 59% of our investment portfolio was residential mortgage loans, 33% of our investment portfolio was Agency MBS and 8% of our investment portfolio was Non-Agency RMBS, respectively. At December 31, 2017, based on the amortized cost balance of our interest earning assets, approximately 56% of our investment portfolio was residential mortgage loans, 28% of our investment portfolio was Agency MBS and 16% of our investment portfolio was Non-Agency RMBS, respectively.

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

We use leverage to increase returns and to finance the acquisition of our assets. Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We expect to finance our investments using a variety of financing sources including, when available, securitizations, warehouse facilities, repurchase agreements, structured asset financing and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

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

The second quarter of 2018 was another volatile period for rates. The 10-year U.S. Treasury note rate rose over 35 basis points from March 31, 2018 to the middle of May before reversing course and dropping 33 basis points by the last week of May. Ultimately, the 10-year U.S. Treasury note rate closed the second quarter of 2018 up 13 basis points compared to the end of the first quarter. The short end of the yield curve also moved up with the Federal Reserve increasing the Federal Funds Target rate by 25 basis points in June. The June rate hike was the seventh increase since the Federal Reserve started raising rates in December 2015. The yield curve flattened as the short end of the yield curve moved up faster than the long end of the yield curve. In addition, we have observed the continuation of investors actively pursuing fixed income and loan assets which has increased the price of assets and reduced the yields. At the same time, the costs to finance new assets in the securitization and repo markets have increased as the Federal Funds Target rate has increased.

The S&P 500 Index returned approximately 3.4% in the second quarter of 2018 as equity markets moved higher for most of the quarter, but trended down over the last two weeks of the quarter.  Unemployment levels remained low and home prices continued to appreciate which provided support to the US housing economy.

Our investments in Agencies, Non-Agencies and Loans experienced mark to market losses this quarter, but were largely offset by gains on our interest rate hedges as interest rates continued to rise during the second quarter. We added approximately $2.4 billion of Agency securities during the quarter, which added to interest income.  Financing cost for our asset portfolio also increased as borrowing rates were broadly higher compared to the first quarter and our repurchase balances were higher related to the new Agency MBS securities purchased during the quarter. Given the changes in the portfolio, we were able to maintain an interest rate spread of 2.5%, consistent with the first quarter.

Our book value per common share was $17.01 as of June 30, 2018 down slightly from $17.12 as of March 30, 2018 as losses on certain asset positions were largely offset by gains on interest rate hedges. Given the economic environment, we continue to seek high yielding investment opportunities that will deliver a durable dividend to our shareholders while managing risk and safeguarding book value.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and six months ended June 30, 2018 and 2017.

Net Income
(dollars in thousands, except share and per share data)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net interest income:
Interest income (1)	$306,436	$288,644	$603,567	$539,988
Interest expense (2)	161,266	137,955	310,518	248,186
Net interest income	145,170	150,689	293,049	291,802
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(805)	(749)	(1,099)	(3,462)
Portion of loss recognized in other comprehensive income	(8,326)	(12,760)	(9,190)	(28,748)
Net other-than-temporary credit impairment losses	(9,131)	(13,509)	(10,289)	(32,210)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	25,895	5,802	107,314	10,698
Realized gains (losses) on terminations of interest rate swaps	—	(16,143)	—	(16,143)
Net realized gains (losses) on derivatives	(1,393)	(11,481)	11,693	(20,839)
Net gains (losses) on derivatives	24,502	(21,822)	119,007	(26,284)
Net unrealized gains (losses) on financial instruments at fair value	(18,364)	67,762	(3,898)	140,005
Net realized gains (losses) on sales of investments	2,167	4,541	2,167	9,708
Gains (losses) on extinguishment of debt	387	(48,014)	10,057	(48,014)
Total other gains (losses)	8,692	2,467	127,333	75,415

Other expenses:
Compensation and benefits	8,689	7,671	17,100	15,227
General and administrative expenses	5,860	4,585	11,349	8,625
Servicing fees	9,943	10,890	21,277	20,478
Deal expenses	2,095	1,345	3,183	12,698
Total other expenses	26,587	24,491	52,909	57,028
Income (loss) before income taxes	118,144	115,156	357,184	277,979
Income taxes	36	139	68	155
Net income (loss)	$118,108	$115,017	$357,116	$277,824

Dividend on preferred stock	9,400	9,400	18,800	14,683

Net income (loss) available to common shareholders	$108,708	$105,617	$338,316	$263,141

Net income (loss) per share available to common shareholders:
Basic	$0.58	$0.56	$1.81	$1.40
Diluted	$0.58	$0.56	$1.80	$1.40

Weighted average number of common shares outstanding:
Basic	186,994,743	187,779,406	187,272,469	187,770,626
Diluted	187,422,145	188,142,551	187,738,443	188,169,093

Dividends declared per share of common stock	$0.50	$0.50	$1.00	$1.00

(1) Includes interest income of consolidated VIEs of $229,746 and $234,437 for the quarters ended June 30, 2018 and 2017, respectively and interest income of consolidated VIEs of $464,772 and $427,426 for the six months ended June 30, 2018 and 2017. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $99,507 and $105,723 for the quarters ended June 30, 2018 and 2017, respectively and interest expense of consolidated VIEs of $199,121 and $188,407 for the six months ended June 30, 2018 and 2017. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Quarters and Six Months Ended June 30, 2018 and 2017.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Our net income available to common shareholders increased by $3 million to $109 million, or $0.58 per average basic common share, for the quarter ended June 30, 2018 as compared to $106 million, or $0.56 per average basic common share, for the quarter ended June 30, 2017. The increase in net income available to common shareholders for the quarter ended June 30, 2018 is primarily due to lower Losses on extinguishment of debt of $48 million and an increase in Net gains on derivatives of $46 million, as compared to the same period of 2017. These increases to net income were offset in part by a decrease in Net unrealized gains on financial instruments at fair value of $86 million, compared to the same period of 2017.

Our net income available to common shareholders increased by $75 million to $338 million, or $1.81 per average basic common share, for the six months ended June 30, 2018 as compared to $263 million, or $1.40 per average basic common share, for the six months ended June 30, 2017. The increase in net income available to common shareholders for the six months ended June 30, 2018 is primarily due to an increase in Net gains on derivatives of $145 million, Gains on extinguishment of debt in 2018 compared to losses in 2017, resulting in an increase of $58 million and lower Net other-than-temporary impairment losses of $22 million, as compared to the same period of 2017. These increases to net income were offset in part by a decrease in Net unrealized gains on financial instruments at fair value of $144 million, compared to the same period of 2017.

Interest Income

The changes in our interest income for the quarter and six months ended June 30, 2018, as compared to the same period of 2017, are primarily driven by the repositioning of our balance sheet by adding Agency MBS and residential mortgage loans investments. These changes have impacted interest income for the quarter and six months ended as follows.

Interest income increased by $17 million, or 6%, to $306 million for the quarter ended June 30, 2018, as compared to$289 million for the same period of 2017. The increase was primarily due to an increase in interest income earned on Agency MBS of $19 million and residential mortgage loans of $11 million, which was driven by higher Agency MBS and residential mortgage loan balances, as compared to the same period of 2017. This increase was offset in part by lower interest income on our Non-Agency RMBS and Non-Agency RMBS transferred to consolidated VIEs of $12 million, compared to the same period of 2017.

Interest income increased by $64 million, or 12%, to $604 million for the six months ended June 30, 2018, as compared to $540 million for the same period of 2017. The increase was primarily due to an increase in interest income earned on residential mortgage loans of $68 million and Agency MBS of $25 million, which was driven by higher residential mortgage loan and Agency MBS balances, as compared to the same period of 2017. This increase was offset in part by lower interest income on our Non-Agency RMBS and Non-Agency RMBS transferred to consolidated VIEs of $28 million, compared to the same period of 2017.

Interest Expense

Interest expense increased by $23 million, or 17%, to $161 million for the quarter ended June 30, 2018, as compared to $138 million for the same period of 2017. The increase was primarily due to increased interest expense on repurchase agreements collateralized by RMBS from loan securitization of $14 million and repurchase agreements collateralized by Agency MBS of $8 million, which were primarily driven by higher repurchase agreements on these respective categories, compared to the same period of 2017. Interest expense is also higher as a result of higher interest rates in 2018 compared to 2017. Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately in our GAAP financial statements.

Interest expense increased by $63 million, or 25%, to $311 million for the six months ended June 30, 2018, as compared to $248 million for the same period of 2017. The increase was primarily due to increased interest expense on repurchase agreements collateralized by RMBS from loan securitization of $29 million, securitized debt, collateralized by seasoned subprime residential mortgage loans of $16 million and repurchase agreements collateralized by Agency MBS of $13 million, which were driven primarily by higher repurchase agreements and securitized debt balances on these respective categories, compared to the same period of 2017. Interest expense is also higher as a result of higher interest rates in 2018 compared to 2017. Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately in our GAAP financial statements.

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

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended June 30, 2018	$306,436	$161,266	$(1,246)	$160,020	$145,170	$1,246	$436	$146,852
For the Quarter Ended March 31, 2018	$297,132	$149,251	$2,612	$151,863	$147,881	$(2,612)	$143	$145,412
For the Quarter Ended December 31, 2017	$301,957	$144,204	$4,369	$148,573	$157,753	$(4,369)	$(61)	$153,323
For the Quarter Ended September 30, 2017	$296,813	$140,358	$3,489	$143,847	$156,455	$(3,489)	$(167)	$152,799
For the Quarter Ended June 30, 2017	$288,644	$137,955	$3,486	$141,441	$150,689	$(3,486)	$(350)	$146,853
(1) Primarily interest expense/(income) on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	June 30, 2018			June 30, 2017
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$5,149,790	$43,328	3.4%	$3,661,335	$24,289	2.7%
Non-Agency RMBS	1,146,623	27,133	9.5%	1,335,643	29,567	8.9%
Non-Agency RMBS transferred to consolidated VIEs	788,432	49,209	25.0%	1,069,509	58,486	21.9%
Residential mortgage loans held for investment	13,041,746	187,202	5.7%	12,391,023	175,952	5.7%
Total	$20,126,591	$306,872	6.1%	$18,457,510	$288,294	6.2%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$4,780,044	$20,661	1.7%	$3,156,501	$12,190	1.5%
Non-Agency RMBS	371,968	3,391	3.6%	725,698	5,229	2.9%
Re-Remic repurchase agreements	756,931	7,780	4.1%	387,493	3,573	3.7%
RMBS from loan securitizations	2,618,381	28,681	4.4%	1,823,189	14,726	3.2%
Securitized debt, collateralized by Non-Agency RMBS	187,355	2,637	5.6%	284,127	5,563	7.8%
Securitized debt, collateralized by loans	9,168,464	96,870	4.2%	9,700,805	100,160	4.1%
Total	$17,883,143	$160,020	3.6%	$16,077,813	$141,441	3.5%

Economic net interest income/net interest rate spread		$146,852	2.5%		$146,853	2.7%

Net interest-earning assets/net interest margin	$2,243,448		2.9%	$2,379,697		3.2%

Ratio of interest-earning assets to interest bearing liabilities	1.13			1.15

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

	For the Six Months Ended
	June 30, 2018			June 30, 2017
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$4,710,377	$76,670	3.3%	$3,688,464	$51,921	2.8%
Non-Agency RMBS	1,154,302	49,137	8.5%	1,352,316	59,771	8.8%
Non-Agency RMBS transferred to consolidated VIEs	829,918	101,316	24.4%	1,105,210	118,620	21.5%
Residential mortgage loans held for investment	13,132,886	377,024	5.7%	10,741,082	308,806	5.7%
Total	$19,827,483	$604,147	6.1%	$16,887,072	$539,118	6.4%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$3,907,750	$36,800	1.9%	$3,135,947	$23,663	1.5%
Non-Agency RMBS	394,354	6,417	3.3%	737,254	10,761	2.9%
Re-Remic repurchase agreements	797,967	15,507	3.9%	511,992	8,242	3.2%
RMBS from loan securitizations	2,701,381	54,038	4.0%	1,540,409	24,703	3.2%
Securitized debt, collateralized by Non-Agency RMBS	193,496	5,462	5.6%	300,793	10,576	7.0%
Securitized debt, collateralized by loans	9,183,951	193,659	4.2%	8,409,587	177,832	4.2%
Total	$17,178,899	$311,883	3.6%	$14,635,982	$255,777	3.5%

Economic net interest income/net interest rate spread		$292,264	2.5%		$283,341	2.9%

Net interest-earning assets/net interest margin	$2,648,584		2.9%	$2,251,090		3.4%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.15

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income remained relatively unchanged at $147 million for the quarter ended June 30, 2018 and 2017. Our economic net interest income increased by $9 million to $292 million for the six months ended June 30, 2018 from $283 million for the same period of 2017. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 21 and 40 basis points for the quarter and six months ended June 30, 2018, as compared to the same period of 2017. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities decreased by 26 and 50 basis points for the quarter and six months ended June 30, 2018, as compared to the same period of 2017. Average net interest-earning assets decreased by $136 million and increased by $397 million for the quarter and six months ended June 30, 2018 compared to the same periods of 2017. This increase in average net interest-earning assets was primarily driven by an increase in our investments in residential mortgage loans and Agency MBS, which was partially offset by an increase in our repurchase agreements and securitized debt, collateralized by loans portfolio.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2018	$17,883,143	$160,020	3.58%	1.97%	2.34%	(0.37)%
For The Quarter Ended March 31, 2018	$16,642,471	$151,863	3.65%	1.65%	1.92%	(0.27)%
For The Quarter Ended December 31, 2017	$16,698,959	$148,573	3.56%	1.32%	1.45%	(0.13)%
For The Quarter Ended September 30, 2017	$16,198,005	$143,847	3.55%	1.23%	1.31%	(0.08)%
For The Quarter Ended June 30, 2017	$16,077,813	$141,441	3.50%	1.06%	1.20%	(0.14)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $1.8 billion for the quarter ended June 30, 2018, as compared to the same period of 2017. Economic interest expense increased by $19 million for the quarter ended June 30, 2018, as compared to the same period of 2017. The increase in average interest-bearing liabilities and economic interest expense is a result of the increase in the amount of our repurchase agreements and securitized debt collateralized by seasoned subprime mortgage loans as well as the increase in LIBOR.

Average one-month and three month LIBOR were up 91 basis points and 114 basis points, respectively, during the quarter ended June 30, 2018, as compared to the same period of 2017, contributing to the increase in economic interest expense. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $9 million and $14 million for the quarter ended June 30, 2018 and 2017, respectively, and $10 million and $32 million for the six months ended June 30, 2018 and 2017, respectively. Of these amounts, $9 million and $13 million of the OTTI for the quarters ended June 30, 2018 and 2017, and $9 million and $27 million for the six months ended June 30, 2018 and 2017, respectively, were related to securities included in our consolidated VIEs. As of June 30, 2018, we had three Non-agency RMBS security subject to OTTI in an unrealized loss position totaling $346 thousand for which we did not recognize impairment. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net Gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters and six months ended June 30, 2018 and 2017 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the increase in interest rates and changes in our swap portfolio balance during the year.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters and six months ended June 30, 2018 and 2017, respectively.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$1,246	$(3,486)	$(1,365)	$(7,591)
Realized gains (losses) on derivative instruments, net:
Treasury Futures	(2,210)	(6,914)	14,215	(8,998)
Swaptions	(429)	(1,081)	(1,157)	(4,250)
Swaps - Terminations	—	(16,143)	—	(16,143)
Total realized gains (losses) on derivative instruments, net	(2,639)	(24,138)	13,058	(29,391)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	21,165	4,377	106,129	10,693
Treasury Futures	5,984	2,179	(604)	(388)
Swaptions	(1,254)	(754)	1,789	393
Total unrealized gains (losses) on derivative instruments, net:	25,895	5,802	107,314	10,698
Total gains (losses) on derivative instruments, net	$24,502	$(21,822)	$119,007	$(26,284)

The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures and swaptions. The realized loss on our derivative instruments is primarily a result of the pay fixed leg of our swaps carried at a higher interest rate than the receive floating leg of these same swaps, resulting in a net payment on the periodic settlement of the swaps during the year.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. During the quarter and six months ended June 30, 2018, we recognized total net gains on derivatives of $25 million and $119 million, compared to total net losses on derivatives of $22 million and $26 million for the quarter and six months ended June 30, 2017. This was primarily driven by higher unrealized gains on interest rate swaps, realized gains on Treasury futures and no swaps termination losses in 2018 as compared to 2017.

There were no swap terminations during the quarter and six months ended June 30, 2018. We paid $16 million to terminate interest rate swaps with a notional value of $250 million during the quarter end six months ended June 30, 2017. Our Treasury futures positions remained unchanged at $620 million of notional value during the quarters and six month ended June 30, 2018 and 2017. We reduced our swaptions by $429 million of notional value to $53 million at June 30, 2018, as compared to the $482 million notional value at June 30, 2017.

Changes in our derivative positions were a result of changes in our portfolio composition and changes in interest rates.

We had net realized losses on our short futures positions of $2 million and realized gains of $14 million for the quarters and six months ended June 30, 2018. We had net realized losses of $7 million and $9 million during the quarter and six months ended June 30, 2017. The realized gains and losses were driven primarily by changes in interest rates during these periods, which effects the Treasury futures prices, resulting in realized gains or losses on our short futures positions. Treasury futures are not included in our economic interest expense and economic net interest income.

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

We invest in overcollateralization classes of several seasoned pools of mortgage loans. These holdings generally do not have a traditional original and current face or notional face value amount and pay cash based on guidance in the trust documents when excess cash is available. Many of these holdings do not pay any interest and may never pay interest. We have elected to carry these overcollateralization classes at fair value with changes in fair value reflected in earnings.

The Net unrealized losses on financial instruments at fair value for the quarter and six months ended June 30, 2018 were $18 million and $4 million. The quarter to date 2018 losses on financial instruments at fair value were primarily driven by unrealized losses on Loans held for investment of $20 million and Agency MBS of $9 million, offset in part by unrealized gains on securitized debt collateralized by loans of $7 million. The year to date 2018 losses on financial instruments at fair value were driven primarily by unrealized losses on Agency MBS of $42 million, offset in part by unrealized gains on Loans held for investment of $22 million and securitized debt collateralized by loans of $15 million.

For the quarter and six months ended June 30, 2017, the Net unrealized gains on financial instruments at fair value were $68 million, and $140 million, respectively.

Gains and Losses on Sales of Assets and Losses on Extinguishment of Securitized Debt

We had net realized gains on sales of investments of $2 million during the quarter and six months ended June 30, 2018. For the quarter and six months ended June 30, 2017 our net realized gains on sales of investments were $5 million and $10 million. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

During the quarter ended June 30, 2018, we acquired securitized debt collateralized by loans with an amortized cost balance of $155 million for $154 million. This transaction resulted in a net gain on the extinguishment of debt of $385 thousand, which is reflected in earnings for the quarter ended June 30, 2018. During the six months ended June 30, 2018, we acquired securitized debt collateralized by loans with an amortized cost balance of $304 million for $294 million. This transaction resulted in a net gain on the extinguishment of debt of $10 million, which is reflected in earnings for the quarter ended June 30, 2018.

During the quarter ended June 30, 2017, we acquired securitized debt collateralized by loans with an amortized cost balance of $197 million for $245 million. This transaction resulted in a net loss on extinguishment of debt of $48 million, which is reflected in earnings for the quarter and six months ended June 30, 2017. As the Company's securitized debt is carried at fair value with changes in fair value reflected in earnings some of this loss was recognized during prior periods.

Compensation, General and Administrative Expenses and Deal Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and deal expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Deal Expenses	Total Compensation, G&A and Deal Expenses/Average Assets	Total Compensation, G&A and Deal Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2018	$16,644	0.30%	1.82%
For The Quarter Ended March 31, 2018	$14,988	0.28%	1.64%
For The Quarter Ended December 31, 2017	$17,158	0.32%	1.89%
For The Quarter Ended September 30, 2017	$15,427	0.29%	1.71%
For The Quarter Ended June 30, 2017	$13,601	0.26%	1.53%

Compensation and benefit costs were $9 million and $8 million for the quarter ended June 30, 2018 and 2017, and $17 million and $15 million for the six months ended June 30, 2018 and 2017, respectively. The increases in Compensation and benefit costs were primarily driven by higher stock based compensation and hiring new employees.

G&A expenses were $6 million and $5 million for the quarter ended June 30, 2018 and 2017, and $11 million and $9 million for the six months ended June 30, 2018 and 2017, respectively. The G&A expenses are primarily comprised of auditing, information technology, legal and consulting expenses. The increases in G&A expenses were primarily driven by higher legal expenses as compared to the same period of 2017.

The Company incurred deal expenses of $2 million and $1 million for the quarter ended June 30, 2018 and 2017, respectively, and $3 million and $13 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in deal expenses during the six months ended June 30, 2018 was driven by lower securitization activity compared to the same period of 2017.

Servicing Fees

Servicing fees expenses were $10 million and $11 million during the quarter ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the servicing fees were $21 million and $20 million. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees range from 20 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarters Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$108,708	$229,607	$98,208	$129,832	$105,617
Adjustments:
Net other-than-temporary credit impairment losses	9,131	1,158	18,179	11,468	13,509
Net unrealized (gains) losses on derivatives	(25,895)	(81,419)	(28,074)	(9,204)	(5,802)
Net unrealized (gains) losses on financial instruments at fair value	18,364	(14,466)	47,637	(19,042)	(67,762)
Net realized (gains) losses on sales of investments	(2,167)	—	586	(1)	(4,541)
(Gains) losses on extinguishment of debt	(387)	(9,670)	(12,742)	1	48,014
Realized (gains) losses on terminations of interest rate swaps	—	—	—	—	16,143
Net realized (gains) losses on Futures (1)	2,210	(16,424)	(8,204)	3,267	6,914
Core Earnings	$109,964	$108,786	$115,590	$116,321	$112,092

GAAP net income per basic common share	$0.58	$1.22	$0.52	$0.69	$0.56
Core earnings per basic common share(2)	$0.59	$0.58	$0.62	$0.62	$0.60

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

Our core earnings for the quarter ended June 30, 2018 were $110 million, or $0.59 per average basic common share, compared to $112 million, or $0.60 per average basic common share, for the quarter ended June 30, 2017.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For the Quarter Ended June 30, 2018	12.91%	16.05%	12.02%
For the Quarter Ended March 31, 2018	26.17%	15.92%	11.91%
For the Quarter Ended December 31, 2017	11.82%	16.85%	12.70%
For the Quarter Ended September 30, 2017	15.42%	16.92%	12.88%
For the Quarter Ended June 30, 2017	12.98%	16.57%	12.65%
* Includes effect of realized losses on interest rate swaps.

Return on average equity decreased slightly by 7 basis points for the quarter ended June 30, 2018, as compared to the same period of 2017. Economic net interest income as a percentage of average equity decreased by 52 basis points, driven primarily by higher average equity balance and higher interest expense related to the increase in LIBOR rates. Core earnings as a percentage of average equity decreased by 63 basis points for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017, which was primarily driven by a decrease in core earnings of $2 million and a higher average equity balance.

Financial Condition

Portfolio Review

During the six months ended June 30, 2018, on an aggregate basis, we purchased $3.8 billion of investments, sold $390 million of investments and received $1.5 billion in principal payments related to our Agency, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Interest earning assets at period-end (1)	$22,829,272	$20,894,407
Interest bearing liabilities at period-end	$18,647,158	$16,844,889
GAAP Leverage at period-end	5.1:1	4.6:1
GAAP Leverage at period-end (recourse)	2.5:1	2.0:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	5.3%	5.9%
Senior	3.0%	2.9%
Senior, interest only	1.4%	1.3%
Subordinated	0.9%	1.7%
Subordinated, interest only	0.0%	0.0%
RMBS transferred to consolidated VIEs	3.2%	4.6%
Agency MBS	32.7%	22.2%
Residential	21.5%	11.8%
Commercial	10.7%	9.8%
Interest-only	0.5%	0.6%
Loans held for investment	58.8%	67.3%
Fixed-rate percentage of portfolio	94.7%	93.7%
Adjustable-rate percentage of portfolio	5.3%	6.3%
Annualized yield on average interest earning assets for the periods ended	6.1%	6.3%
Annualized cost of funds on average borrowed funds for the periods ended (2)	3.6%	3.6%
(1) Excludes cash and cash equivalents.
(2) Includes the effect of realized losses on interest rate swaps.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at June 30, 2018 and December 31, 2017. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$970,969	$66.68	$81.09	4.4%	8.7%	12.8%	13.6%	19.5%	44.4%	7.4%	$1,713
Senior, interest only	$5,256,222	$5.72	$4.73	1.4%	8.9%	14.0%	14.0%	14.3%	53.8%	0.0%	$—
Subordinated	$352,726	$57.79	$75.36	4.1%	10.9%	17.7%	18.4%	14.5%	49.4%	10.1%	$1,986
Subordinated, interest only	$206,557	$4.49	$5.07	0.9%	11.8%	19.3%	15.2%	10.0%	41.5%	0.0%	$—
RMBS transferred to consolidated VIEs	$1,578,361	$44.19	$81.12	5.0%	26.5%	17.8%	16.3%	16.8%	49.5%	1.4%	$2,079
Agency Mortgage-Backed Securities
Residential	$4,527,730	$103.70	$101.88	4.0%	3.4%	8.5%	13.8%	0.3%	N/A	N/A	$—
Commercial	$2,300,891	$102.08	$98.81	3.6%	3.4%	0.1%	0.1%	0.0%	N/A	N/A	$—
Interest-only	$3,010,512	$3.65	$3.42	0.7%	3.3%	5.5%	7.4%	0.1%	N/A	N/A	$—
Loans held for investment	$13,083,186	$98.35	$101.37	6.4%	5.8%	10.7%	10.5%	3.4%	49.5%	N/A	$23,336
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$821,869	$68.97	$79.83	3.6%	7.4%	13.3%	13.7%	21.3%	45.8%	9.2%	$3,233
Senior, interest only	$4,834,289	$5.39	$4.27	1.3%	7.8%	13.6%	14.4%	17.1%	52.5%	0.0%	$—
Subordinated	$501,455	$66.77	$80.01	4.1%	9.6%	18.8%	15.4%	15.2%	45.1%	16.8%	$3,502
Subordinated, interest only	$201,378	$3.66	$3.89	0.8%	11.8%	13.7%	14.6%	13.0%	46.2%	0.0%	$—
RMBS transferred to consolidated VIEs	$1,940,229	$47.05	$81.42	4.9%	22.6%	15.0%	16.4%	17.9%	49.0%	1.3%	$10,678
Agency Mortgage-Backed Securities
Residential	$2,227,128	$105.53	$104.27	3.8%	2.9%	12.1%	14.5%	0.7%	N/A	N/A	$—
Commercial	$1,894,594	$102.26	$102.31	3.6%	3.2%	1.5%	—%	0.0%	N/A	N/A	$—
Interest-only	$3,021,840	$3.68	$3.45	0.7%	3.4%	4.9%	8.8%	0.1%	N/A	N/A	$—
Loans held for investment	$13,525,820	$98.44	$101.20	6.5%	5.9%	10.8%	11.0%	4.1%	45.8%	N/A	$30,469
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

Based on the projected cash flows for our Non-Agency RMBS that are not of high credit quality, a portion of the original purchase discount is designated as Accretable Discount, which reflects the purchase discount expected to be accreted into interest income, and a portion is designated as Non-Accretable Difference, which represents the contractual principal on the security that is not expected to be collected. The amount designated as Non-Accretable Difference may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security is more favorable than previously estimated, a portion of the amount designated as Non-Accretable Difference may be transferred to accretable discount and accreted into interest income over time. Conversely, if the performance of a security is less favorable than previously estimated, an OTTI may be recognized resulting in an increase in the amounts designated as Non-Accretable Difference.

The following table presents changes to Accretable Discount (net of premiums) as it pertains to our Non-Agency RMBS portfolio, excluding premiums on IOs, during the previous five quarters.

	For the Quarters Ended
Accretable Discount (Net of Premiums)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(dollars in thousands)
Balance, beginning of period	$555,444	$582,193	$622,982	$627,724	$648,659
Accretion of discount	(38,110)	(37,309)	(39,640)	(43,502)	(42,625)
Purchases	3,098	—	(2,914)	1,723	(108)
Sales and deconsolidation	(6,439)	174	—	5,792	212
Transfers from/(to) credit reserve, net	26,276	10,386	1,765	31,245	21,586
Balance, end of period	$540,269	$555,444	$582,193	$622,982	$627,724

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

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts or the percentage that is subtracted from the value of RMBS that collateralizes the financing, purchase price maintenance requirements, and requirements that all disputes related to the repurchase agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders.

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

Current Period

We held cash and cash equivalents of approximately $91 million and $64 million at June 30, 2018 and December 31, 2017, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $27 million from December 31, 2017 to June 30, 2018.

Our operating activities provided net cash of approximately $306 million and $183 million for the six months ended June 30, 2018 and 2017, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. For the six months ended June 30, 2018 and 2017, interest received net of interest paid was $302 million and $280 million, respectively.

Our investing activities used cash of $1.9 billion and $3.3 billion for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, we used cash for investment purchases of $3.8 billion, primarily Agency MBS and Loans held for investments. This cash used was offset in part by cash received for principal repayments on our Agency MBS, Non-Agency MBS, and Loans held for investments of $1.5 billion and sale of investments of $390 million. During the six months ended June 30, 2017, we purchased investments of $4.8 billion, primarily Loans held for investments. This cash used was offset in part by cash received for principal repayments on our Agency MBS, Non-Agency MBS and securitized loans of $1.3 billion.

Our financing activities provided cash of $1.6 billion and $3.2 billion for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, we received cash from debt issuance of $1.2 billion and net proceeds received on our repurchase agreements of $1.9 billion. These receipts of cash were offset in part by cash used for repayment of principal on our securitized debt of $1.2 billion, common and preferred dividends paid of $206 million, and repurchased common stock of $15 million. During the six months ended June 30, 2017, we received cash of $3.5 billion from debt issuance, $314 million from our preferred stock Series B offering and $653 million from net proceeds received on repurchase agreements. This cash provided was offset in part by repayment of principal on our securitized debt of $1.1 billion and common and preferred dividends paid of $205 million.

Our recourse leverage is 2.5:1 and 2.0:1 for the six months ended June 30, 2018 and for the year ended December 31, 2017. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to the assets of the Company, to our equity.

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

At June 30, 2018 and December 31, 2017 the remaining maturities on our RMBS repurchase agreements were as follows.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	4,757,404	4,745,342
30 to 59 days	1,915,294	1,206,769
60 to 89 days	1,460,284	592,865
90 to 119 days	90,183	—
Greater than or equal to 120 days	903,883	705,476
Total	$9,127,048	$7,250,452

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	24 days	28 days
Non-agency MBS and Loans held for investment	98 days	93 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At June 30, 2018, and December 31, 2017, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.0% and 5.1%, respectively. At June 30, 2018, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS and Loans held for investments was 25.8% compared to 26.2% at December 31, 2017. At June 30, 2018, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 2.09% and Non-Agency MBS and Loans held for investments was 4.02%. At December 31, 2017, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 1.47% and Non-Agency MBS and Loans held for investment was 3.41%, respectively.

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

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End June 30, 2018	$8,527,325	$9,127,048
Quarter End March 31, 2018	$7,257,048	$7,202,924
Quarter End December 31, 2017	$7,028,460	$7,250,452
Quarter End September 30, 2017	$6,549,891	$6,709,821
Quarter End June 30, 2017	$6,092,881	$6,254,153

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2018 and December 31, 2017, the carrying value of our total debt was approximately $18.6 billion and $16.8 billion, respectively, which represented a debt-to-equity ratio for both periods of approximately 5.1:1 and 4.6:1. We include our repurchase agreements and securitized debt in the numerator of our debt-to-equity ratio and stockholders’ equity as the denominator.

At June 30, 2018, we had repurchase agreements with 29 counterparties. All of our repurchase agreements are secured by Agency, Non-Agency RMBS and Loans held for investments or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of June 30, 2018 and December 31, 2017, we had $10.6 billion and $8.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

At June 30, 2018, our repurchase agreements have original maturities ranging from less than 30 days to 486 days and a weighted average original maturity of 89 days. We expect to renew most of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates.

We offset the interest rate risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at June 30, 2018 range from 1 year to 31 years and have a weighted average maturity of approximately 6 years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. We have three swaption counterparties and two futures counterparties and we have posted $2 million of cash as a collateral to our futures counterparties.

Exposure to Financial Counterparties

We actively manage the number of repurchase agreement counterparties. The following table summarizes our exposure to our repurchase agreement counterparties at June 30, 2018:

June 30, 2018

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	14	$3,746,462	$639	$461,075
Canada	3	1,264,775	—	179,213
Japan	4	1,247,548	—	245,154
Switzerland	1	1,093,557	—	409,554
France	2	603,684	148,747	90,314
United Kingdom	2	366,100	—	16,580
China	1	320,799	—	17,880
South Korea	1	288,347	—	20,289
Netherlands	1	195,776	—	17,931
Total	29	$9,127,048	$149,386	$1,457,990
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with 6 counterparties as of June 30, 2018 that are either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.

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

At June 30, 2018, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Pursuant to our Repurchase Program, during the first quarter of 2018, we repurchased approximately 883 thousand shares of our common stock at an average price of $16.81 per share for a total of $15 million. Other than as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the quarters and six months ended June 30, 2018 and 2017.

We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00, respectively, per preferred share during the quarter and six months ended June 30, 2018 and 2017, respectively.
We declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, respectively, during the quarter and six months ended June 30, 2018. We declared dividends to Series B preferred stockholders of $7 million and $9 million, or $0.50 and $0.68, respectively, per preferred share during the quarter and six months ended June 30, 2017, respectively.

During the quarter and six months ended June 30, 2018, and 2017, we declared dividends to common shareholders of $94 million and $188 million, or $0.50 and $1.00 per share, respectively.

Restricted Stock Unit Grants

During the first quarter of 2018 and 2017, we granted certain of its employees Restricted Stock Units (“RSU”) awards. RSU awards are designed to reward certain employees for services provided over the previous year. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. The RSU awards are valued at the market price of our common stock on the grant date and the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 241 thousand and 112 thousand RSU awards during the first quarter of 2018 and 2017, with a grant date fair value of $4 million and $2 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the first quarter of 2018 and 2017, we granted certain employees 133 thousand and 144 thousand Performance Share Units (“PSU”) awards, respectively. PSU awards are designed to align compensation with our future performance. The PSU awards include a three year performance period ending on December 31, 2020 and December 31, 2019, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on our stock performance as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include our historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both us and the peer group of comparable financial institutions.  Based on the model results, the 133 thousand PSU awards granted during 2018 had a grant date value of

$2 million that will cliff vest on December 31, 2020. The 144 thousand PSU awards granted during 2017 had a grant date value of $3 million which will cliff vest on December 31, 2019.

At June 30, 2018 and December 31, 2017, there were approximately 1 million and 770 thousand unvested shares of RSU's issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2018 and December 31, 2017. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

June 30, 2018
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$8,811,840	$315,208	$—	$—	$9,127,048
Securitized debt, collateralized by Non-Agency RMBS	30,923	37,753	11,461	5,600	85,737
Securitized debt at fair value, collateralized by loans held for investment	1,785,710	2,818,626	2,110,377	2,493,804	9,208,517
Interest expense on RMBS repurchase agreements (1)	40,364	982	—	—	41,346
Interest expense on securitized debt (1)	411,999	630,007	378,861	472,116	1,892,983
Total	$11,080,836	$3,802,576	$2,500,699	$2,971,520	$20,355,631
(1) Interest is based on variable rates in effect as of June 30, 2018.

December 31, 2017
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements for RMBS	$6,903,337	$347,115	$—	$—	$7,250,452
Securitized debt, collateralized by Non-Agency RMBS	42,217	45,916	16,524	4,867	109,524
Securitized debt at fair value, collateralized by loans held for investment	1,819,018	2,872,572	2,140,434	2,439,872	9,271,896
Interest expense on RMBS repurchase agreements (1)	30,091	978	—	—	31,069
Interest expense on securitized debt (1)	392,416	606,509	368,553	472,640	1,840,118
Total	$9,187,079	$3,873,090	$2,525,511	$2,917,379	$18,503,059
(1) Interest is based on variable rates in effect as of December 31, 2017.

The unfunded construction loan commitments of $784 million and $567 million as of June 30, 2018 and December 31, 2017, respectively, will primarily be paid within one year of reported periods.

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

Capital Expenditure Requirements

At June 30, 2018 and December 31, 2017, we had no material commitments for capital expenditures.

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

Interest Rate Effects on Net Interest Income

Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and repurchase agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. The fixed spread varies depending on the type of underlying asset which collateralizes the financing. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our investments may remain substantially unchanged or decrease. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio and related swaptions, Treasury futures and $5.1 billion of our swap portfolio, interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2018 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2018
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	1.00%	(0.01)%
-50 Basis Points	1.65%	0.23%
Base Interest Rate	—	—
+50 Basis Points	(6.02)%	(0.61)%
+100 Basis Points	(14.19)%	(1.50)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2018. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2018
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$377,046	$896,404	$—	$21,571,402	$22,844,852
Cash equivalents	90,671	—	—	—	90,671
Total rate sensitive assets	$467,717	$896,404	$—	$21,571,402	$22,935,523

Rate sensitive liabilities	11,967,179	6,500,237	—	—	18,467,416
Interest rate sensitivity gap	$(11,499,462)	$(5,603,833)	$—	$21,571,402	$4,468,107

Cumulative rate sensitivity gap	$(11,499,462)	$(17,103,295)	$(17,103,295)	$4,468,107

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(50)%	(75)%	(75)%	19%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of 2018.

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

We did not repurchase any common stock for the quarter ended June 30, 2018. A summary of the Company's repurchases of common stock for the six months ended June 30, 2018 is as follows:

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
Date: August 2, 2018

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: August 2, 2018