Form 10-K
period 2018-12-31
CHIMERA INVESTMENT CORP
filed 2019-02-21
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER:  1-33796

CHIMERA INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

MARYLAND	26-0630461
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

520 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 626-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
8.00% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
8.00% Series B Cumulative Fixed-to-Floating Rate Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
7.75% Series C Cumulative Fixed-to-Floating Rate Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
8.00% Series D Cumulative Fixed-to-Floating Rate Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

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

Yes   ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes ☐ No ☑

At June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,379,832,597 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2019 was 187,053,396.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

CHIMERA INVESTMENT CORPORATION

2018 FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	availability of investment opportunities in real estate-related and other securities;

•	our expected investments;

•	changes in the value of our investments;

•	changes in interest rates and mortgage prepayment rates;

•	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

•	rates of default, delinquencies or decreased recovery rates on our investments;

•	general volatility of the securities markets in which we invest;

•	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;

•	our ability to effect our strategy to securitize residential mortgage loans;

•	interest rate mismatches between our investments and our borrowings used to finance such purchases;

•	effects of interest rate caps on our adjustable-rate investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the impact of and changes to various government programs;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	availability of qualified personnel;

•	our ability to maintain our classification as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act;

•	our expectations regarding materiality or significance; and

•	the effectiveness of our disclosure controls and procedures.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our Form 10-K for fiscal year ended December 31, 2018. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Part I

Item 1.    Business

The Company

We are a publicly traded real estate investment trust, or REIT, that is primarily engaged in the business of investing directly or indirectly through our subsidiaries, on a leveraged basis, in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate related securities. We were incorporated in Maryland on June 1, 2007, and commenced operations on November 21, 2007.

We have elected and believe that we are organized and operate in a manner that enables us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.  As a REIT, we generally are not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. To ensure we qualify as a REIT, no person may own more than 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, which includes our common stock and preferred stock, unless our Board of Directors waives this limitation.

Our Investment Strategy

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends. We intend to achieve this objective by investing in a diversified investment portfolio of residential mortgage loans, Agency CMBS, Agency RMBS, Non-Agency RMBS, real estate-related securities and various other asset classes, subject to maintaining our REIT status and exemption from registration under the 1940 Act. The MBS, and real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated classes.

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

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment.  We expect to adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time.  We believe that our strategy will enable us to pay dividends throughout changing market cycles.  We expect to take a long-term view of assets and liabilities, and our reported earnings and estimates of the fair value of our investments at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We expect to finance our investments using a variety of financing sources including, when available, repurchase agreements, warehouse facilities and securitizations.  We seek to manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

Currently, we focus our investment activities primarily on acquiring Agency MBS and pools of residential mortgage loans, and at December 31, 2018, over 90% of our invested portfolio consisted of these two asset classes. We seek to acquire the loans at a discount to their face amount and utilize leverage to increase returns through securitization or other traditional financing arrangements. We also seek to acquire Non-Agency RMBS and Agency commercial mortgage backed securities subject to market conditions.

At December 31, 2018, based on the amortized cost balance of our interest earning assets, approximately 47% of our investment portfolio was residential mortgage loans, 47% of our investment portfolio was Agency MBS and 6% of our investment portfolio was Non-Agency RMBS, respectively. At December 31, 2017, based on the amortized cost balance of our interest earning assets, approximately 67% of our investment portfolio was residential mortgage loans, 22% of our investment portfolio was Agency MBS and 11% of our investment portfolio was Non-Agency RMBS, respectively.

As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the change in the composition of our assets during 2018 relates primarily to our strategy to acquire Agency MBS.

We have elected to be taxed as a REIT and operate our business to be exempt from registration under the 1940 Act and, therefore, we are required to invest a substantial majority of our assets in loans secured by mortgages on real estate and real estate-related assets.  Subject to maintaining our REIT qualification and our 1940 Act exemption, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

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

We acquire residential mortgage loans primarily to securitize them and retain them in our portfolio as securitized mortgage loans. When we securitize mortgage loans, we typically retain the most subordinate classes of securities, which means we are the first-loss security holder. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. In addition, a portion of these subordinate securities are subject to risk retention rules which significantly limits the liquidity of these securities. We finance these subordinate securities with repurchase agreements. The securities we do not retain are sold through securities underwriters. There is no limit on the amount we may retain of these below-investment-grade subordinate certificates. Until we securitize our residential mortgage loans, we finance our residential mortgage loan portfolio through warehouse facilities and repurchase agreements.

We currently do not intend to establish a loan origination or loan servicing platform. We acquire loans originated by third parties primarily in the secondary market and typically are not underwritten to our specifications. We retain third-party servicers to service the mortgage loans we acquire. We conduct a due diligence review of each servicer before executing a servicing agreement. Servicing procedures would typically follow Fannie Mae guidelines but will be specified in each servicing agreement. We have previously purchased certain residential mortgage loans on a servicing-retained basis, which means a third-party servicer (which may or may not be the seller of the mortgage loans) retained the right to service the loans. In the future, however, we may decide to originate mortgage loans or other types of financing, and we may elect to service mortgage loans and other types of assets.

We engage a third party to perform an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the mortgage. Depending on the size of the loans, we may not review all the loans in a pool, but rather select loans for diligence review based upon random sampling based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk. Additionally, we typically obtain representations and warranties with respect to the mortgage loans from each seller, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property. If any of the representations and warranties with respect to a mortgage loan we acquire are breached, the related seller may be obligated to repurchase the loan from us.

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

We invest in investment grade and non-investment grade Non-Agency RMBS.  We evaluate certain credit characteristics of these types of securities, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime caps, weighted-average loan-to-value and weighted-average Fair Isaac Corporation, or FICO, score.  Qualifying securities are then analyzed using base line expectations of expected prepayments and loss severities, the current state of the fixed-income market and the broader economy in general.  Losses and prepayments are stressed simultaneously based on a credit risk-based model.  Securities in this portfolio are monitored for variance from expected prepayments, severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments. We may also invest in interest-only, or IO, Agency and Non-Agency RMBS. These IO RMBS represent the right to receive a specified proportion of the contractual interest flows of the collateral.

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

Agency CMBS

The Agency CMBS we acquire are Ginnie Mae Construction Loan Certificates, or CLCs, and the resulting project loan certificates, or PLCs, when the construction project is complete. Each CLC is backed by a single multifamily property or health care facility. The investor in the CLC is committed to fund the full amount of the project; however, actual funding generally occurs monthly as construction progresses on the property and only after each construction advance is insured by the FHA and issued by Ginnie Mae. The principal balance of the CLC increases as payments by the investor fund each construction advance. Each Ginnie Mae approved mortgage originator must provide the agency with supporting documentation regarding advances and disbursements before each construction advance is issued by Ginnie Mae. We also review this documentation prior to funding each Ginnie Mae guaranteed advance. Upon completion of the construction project, the CLC is replaced with a PLC. Ginnie Mae guarantees the timely payment of principal and interest on each CLC and PLC. This obligation is backed by the full faith and credit of the United States.

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

Other Real-Estate Related Assets

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

We may invest in securities issued in various collateralized debt obligation, or CDO, offerings to gain exposure to bank loans, corporate bonds, asset-backed securities, or ABS, mortgages, RMBS, CMBS, and other instruments.

Investment Guidelines

We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition.  Our investment committee, or Investment Committee, periodically reviews our compliance with the investment guidelines.  Our Risk and Audit Committee also reviews our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at regularly scheduled Risk and Audit Committee meetings.

Our Board of Directors and our Investment Committee have adopted the following guidelines for our investments and borrowings:

•	No investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	No investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•	With the exception of real estate and housing, no single industry shall represent greater than 20% of the securities or aggregate risk exposure in our portfolio; and

•
Investments in non-rated or deeply subordinated ABS or other securities that are non-qualifying assets for purposes of the 75% REIT asset test will be limited to an amount not to exceed 50% of our stockholders’ equity.

These investment guidelines may be changed from time to time by a majority of our Board of Directors without the approval of our stockholders.

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2018, and 2017, our ratio of debt-to-equity was 6.1:1 and 4.6:1, respectively. For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of repurchase agreements and securitized debt.

Subject to maintaining our qualification as a REIT, we may use a number of sources to finance our investments, including the following primary sources:

•
Securitization.  A significant element of our financing strategy is to acquire residential mortgage loans for our portfolio with the intention of securitizing them. In our securitizations, we generally create subordinate certificates, providing a specified amount of credit enhancement, which we intend to retain in our portfolio. We have acquired and may in the future acquire Non-Agency RMBS for our portfolio with the intention of re-securitizing them and retaining a portion of the re-securitized Non-Agency RMBS in our portfolio, typically the subordinate certificates.

•
Warehouse Facilities.  We have utilized and may in the future utilize credit facilities for capital needed to fund our assets.  We seek to maintain formal relationships with multiple counterparties to maintain warehouse lines on favorable terms.

•
Repurchase Agreements.  We have financed certain of our assets through repurchase agreements.  We anticipate that repurchase agreements will be one of the sources we will use to achieve our desired amount of leverage for our residential real estate assets.  We seek to maintain formal relationships with many counterparties with the intent to obtain financing on the most favorable terms available.

Our Interest Rate Hedging and Risk Management Strategy

From time to time, we use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Under the U.S. federal income tax laws applicable to REITs, we generally enter certain transactions to hedge indebtedness that we incur, or plan to incur, to acquire or carry real estate assets.

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

We may attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with similar debt directly or through interest rate swaps, caps or other financial instruments, or through a combination of these strategies.  This helps us to minimize the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

Compliance with REIT and Investment Company Requirements

We monitor our investment securities and the income from these securities and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exempt status under the 1940 Act.

Employees

At December 31, 2018, we had 38 employees, all of whom were full-time. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

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

Item 1A. Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2018 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Associated with Our Investments

The nature of the mortgage loans we acquire and that underlie the MBS we acquire, expose us to credit risk that could negatively affect the value of those assets and investments.

We assume credit risk primarily through the ownership of securities backed by residential, multi-family, and commercial real estate loans and through direct investments in residential real estate loans. Credit losses on residential real estate loans can occur for many reasons (many of which are beyond our control), including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, wildfire and severe weather), and other natural disaster events; uninsured property loss; borrower over-leveraging; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for borrowers and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income and job loss. Additionally, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

We have investments in Non-Agency RMBS that are the most subordinate securities making us the first-loss security holder in those securitizations.

A significant portion of our RMBS are subordinate classes we have acquired through securitization. When we securitize mortgage loans, we retain the most subordinate classes of securities, which means we are the first-loss security holder. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. If the losses incurred upon loan default exceed any reserve fund, letter of credit, and classes of securities junior to those we own (if any), we may not be able to recover our investment in such securities. Also, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline resulting in less collateral available to satisfy interest and principal payments due on the related security, as the first-loss security holder, we may suffer a total loss of principal, followed by losses on the more senior securities (or other RMBS that we own).

A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed.

A significant part of our business and growth strategy is to engage in securitization transactions to finance the acquisition of residential mortgage loans. Pursuant to the Dodd-Frank Act and related laws and regulations, or the Risk Retention Rules, when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5%, or the Required Credit Risk. We typically own the eligible horizontal residual interest. We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, Sunset Date). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. We have financed our Required Credit Risk in full recourse transactions. Our Required Credit Risk subjects us to the first losses on our securitizations and is illiquid which may make it more difficult to meet our liquidity needs, each of which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold.

We have investments in Non-Agency MBS collateralized by mortgage loans that do not meet the prime loan underwriting standards and are subject to increased risk of losses.

We have certain investments in Non-Agency MBS backed by collateral pools containing mortgage loans that were originated using underwriting standards that were less strict than those used in underwriting “prime mortgage loans.” These lower standards permitted mortgage loans, often with LTV ratios exceeding 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios or unverified income. Such mortgage loans are likely to experience delinquency, foreclosure, bankruptcy, and other losses at rates that are higher, may be substantially higher, than those experienced by prime mortgage loans. Thus, the performance of our Non-Agency MBS that are backed by these types of loans could be correspondingly lower than those backed by prime mortgage loans, which could materially adversely impact our results of operations, financial condition, and business.

A significant portion of our Non-Agency MBS and residential loans are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, regulatory changes, or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency MBS and Loans held for investments are concentrated in certain geographic areas. For example, we have significant exposure in California, Florida, New York, and New Jersey. For further information on the geographic concentration of our investments see Note 3 and 4 to the consolidated financial statements within this Annual Report on Form 10-K. Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS and Loans held for investments. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default, and foreclosure of mortgage loans underlying our Non-Agency MBS and residential loan investments and the risk of loss upon liquidation of these assets. This could have a material adverse effect on our Non-Agency MBS credit loss experience and residential loan investments in the affected market if higher-than-expected rates of default or higher-than-expected loss severities on such loans were to occur.

In addition, the occurrence of a natural disaster or a terrorist attack may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency MBS or Loans held for investments. Because certain natural disasters such as hurricanes or certain flooding are not typically covered by the standard hazard insurance policies maintained by borrowers, or the proceeds payable under any such policy are not sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves. Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages under those circumstances. This would cause defaults and credit loss severities to increase.

Changes in local laws and regulations, fiscal policies, property taxes and zoning ordinances in such states can also have a negative impact on property values, which could result in borrowers’ deciding to stop paying their mortgages. This circumstance could cause defaults and loss severities to increase, thereby adversely impacting our results of operations.

The residential mortgage loans we acquire are subject to increased risks.

We acquire residential loans including reperforming loans, nonperforming loans (the borrower is severely delinquent), and non-qualified mortgage loans, or Non-QMs, which are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any government-sponsored enterprise such as Fannie Mae and Freddie Mac. Additionally, by directly acquiring residential loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential loan is directly exposed to losses resulting from the default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses. The value of residential loans is also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower's mortgage debt by a bankruptcy court. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, and other liabilities. We could also be responsible for property taxes. In some cases, these claims may lead to losses exceeding the purchase price of the related mortgage or property. The occurrence of any of these risks could materially adversely impact our results of operations, financial condition, and business.

In addition, we may from time to time acquire Non-QMs that will not have the benefit of enhanced legal protections otherwise available to residential mortgage loans originated to a more restrictive credit standard than just determining a borrower’s ability to repay. The ownership of Non-QMs will subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. Failure of residential mortgage loan originators or servicers to comply with the ability-to-repay laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the Consumer Financial Protection Bureau, or CFPB, through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our MBS and residential loan investments.

The U.S. Government, through the U.S. Federal Reserve, the U.S. Treasury Department, the Federal Housing Administration, or the FHA, and other agencies have implemented in the past, and may in the future, implement federal programs designed to assist homeowners. The U.S. Treasury Department, Federal Housing Finance Agency, or FHFA, FHA, and CFPB have issued guiding principles for future loss mitigation programs. In addition, Fannie Mae and Freddie Mac implemented their Flex Modification foreclosure prevention program, developed at the direction of FHFA. Federal loss mitigation programs, as well as proprietary loss mitigation programs offered by investors and servicers, may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance or forgiveness) or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with our Non-Agency MBS and residential loan investments, loan modifications, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, these assets.

Our investments in residential loans subject us to servicing-related risks.

We rely on third-party servicers to service and manage the mortgage loans we own and that underlie our RMBS. The ultimate returns generated by these investments may depend on the quality of the servicer. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in higher default rates. If a servicer takes longer than expected to liquidate non-performing loans, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages or to competently manage and dispose of the related real properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans we own, other than our securitized loans, (including all direct interface with the borrowers), we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation (See “Risks Related to Regulatory Matters and Our 1940 Act Exemption” for further discussion). Considering the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

When a residential loan we own is foreclosed upon, title to the underlying property is taken by a Company subsidiary. The foreclosure process, especially in judicial foreclosure states such as New York, Florida, and New Jersey, can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the foreclosed property through sale, may materially increase any related loss. In addition, when the title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition. Thus, a material amount of foreclosed residential mortgage loans, particularly in the states mentioned above, could result in significant losses in our residential loan portfolio and could materially adversely affect our results of operations.

The expanding body of federal, state and local regulations and the investigations of servicers may increase their cost of compliance and the risks of noncompliance, and may adversely affect their ability to perform their servicing obligations.

We rely on third-party servicers to service the residential mortgage loans that we acquire through consolidated trusts and that underlie the MBS that we acquire. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying or preventing foreclosures or forcing the modification of certain mortgages.

Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process. Certain mortgage lenders and third-party servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. The foregoing matters may cause our business, financial condition, results of operations and ability to pay dividends to be adversely affected.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States (although the FHFA largely controls their actions through its conservatorship of the two GSEs). Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

Although the U.S. Government has undertaken several measures to support the positive net worth of the GSEs since the financial crisis, there is no guarantee of continuing capital support, if such support were to become necessary. These uncertainties lead to questions about the availability of, and trading market for, Agency MBS. Despite the steps taken by the U.S. Government, GSEs could default on their guarantee obligations which would materially and adversely affect the value of our Agency MBS. Accordingly, if these government actions are inadequate in the future and the GSEs were to suffer losses, be significantly reformed, or cease to exist (as discussed below), our business, operations and financial condition could be materially and adversely affected.

The future roles of the GSEs may be reduced (perhaps significantly) and the nature of their guarantee obligations could be limited relative to historical measurements. Alternatively, it is possible that the GSEs could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (limiting or removing the guarantee obligation), we could be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

We could be negatively affected in several ways depending on how events unfold for the GSEs. We could be unable to acquire additional Agency MBS or negatively affect the spreads at which they trade and the value of our Agency MBS could be materially adversely impacted. Also, we rely on our Agency MBS as collateral for a significant portion of our financings. Any decline in our Agency MBS value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency MBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.

Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

There are seldom any restrictions on borrowers’ abilities to prepay their residential mortgage loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. A significant portion of the loans underlying our RMBS was originated before the financial crisis and possess higher than current prevailing interest rates. Accordingly, we may experience higher prepayment rates even in a rising interest rate environment due to the strong economy and origination profiles of the loans underlying our RMBS.

Volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage and return on our portfolio of residential mortgage loans and RMBS and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders. In addition, if we purchased an investment at a premium, faster than expected prepayments will result in a faster than expected amortization of the premium paid, which would adversely affect our earnings.  Conversely, if these investments were purchased at a discount, faster than expected prepayments accelerate our recognition of income.

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

Some of the loans and securities we own or may acquire have adjustable-rate coupons (i.e., they may earn interest at a rate that adjusts periodically based on an interest rate index) and some of the subordinate securities we own are entitled to cash flow only after the more senior securities have been paid and those senior securities have adjustable-rate coupons. As such, the cash flows, and earnings, we receive from these assets may vary as a function of interest rates. For example, if interest rates increase, the cash flow we receive from securities with adjustable-rate coupons is expected to increase while the cash flow we receive on securities that are subordinate to adjustable-rate securities may decrease. We also acquire loans and securities for future sale, as assets we are accumulating for securitization, or as a longer-term investment. We expect to fund assets, loans, and securities with a combination of equity and debt. If we use adjustable rate debt to fund assets that have a fixed interest rate (or use fixed rate debt to fund assets that have an adjustable interest rate), an interest rate mismatch could exist and we could earn less (and fair values could decline) if interest rates rise, at least for a time. We may seek to mitigate interest rate mismatches for these assets with hedges such as swaps and other derivatives, which may not be successful.

Higher interest rates generally reduce the fair value of many of our assets. This may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity. Higher interest rates could reduce borrowers’ ability to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets. In addition, when short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

New assets we acquire may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share over time.

We expect that the assets we acquire or invest in may not generate the economic returns and GAAP yields of our existing portfolio. A significant portion of our securitized residential mortgage loans was originated before the 2008 financial crisis and have mortgage interest rates exceeding mortgage interest rates currently available to newly originated residential mortgage loans. In addition, after the 2008 financial crisis, we acquired residential mortgage-backed securities at a significant discount and re-securitized them, retaining high-yielding subordinate securities.

To maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, and loan sales. However, prepayments, defaults, and loan amortization have reduced the supply of these pre-crisis assets. Also, investors seeking higher-yielding assets have created a significant demand for the remaining assets which may make it difficult for us to acquire such assets and reducing the return on assets we do acquire. Accordingly, realized cash flow from new investments could be significantly lower than expected and returns from new investments and acquisitions could be negative. We may also sell assets from time to time as part of our portfolio and capital management strategies. Principal payments, calls, and sales reduce the size of our current portfolio and generate cash for us. If the assets we invest in or acquire in the future earn lower GAAP yields than do the assets we currently own, our reported earnings per share could decline over time as the older assets are paid down or are sold, assuming comparable expenses, credit costs, and market valuation adjustments.

The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile.

We seek to manage certain of the risks associated with acquiring, holding, selling, and managing real estate loans and securities and other real estate-related investments. No amount of risk management or mitigation, however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these assets. Changes in the credit performance of, or the prepayments on, these investments, including real estate loans and the loans underlying these securities, and changes in interest rates impact the cash flows on these securities and investments, and the impact could be significant for our assets with concentrated risks. Changes in cash flows lead to changes in our return on investment and to potential variability in, and level of reported income. The revenue recognized on some of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.

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

For GAAP purposes, we may mark to market some, but not all, of the assets and liabilities on our Consolidated Statements of Financial Condition. In addition, valuation adjustments on certain consolidated assets and our derivatives are reflected in our Consolidated Statements of Operations. Assets that are funded with certain liabilities and hedges may have different mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our Consolidated Statements of Operations at a reduced market price relative to its cost basis, our reported earnings will be reduced.

Our loan sale profit margins are generally reflective of gains (or losses) over the period from when we identify a loan for purchase until we subsequently sell or securitize the loan. These profit margins may encompass elements of positive or negative market valuation adjustments on loans, hedging gains or losses associated with related risk management activities, and any other related transaction expenses; however, under GAAP, the different elements may be realized unevenly over the course of one or more quarters for financial reporting purposes, with the result that our financial results may be more volatile and less reflective of the underlying economics of our business activity.

Our calculations of the fair value of the assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment.

We report the fair values of securities, loans, derivatives, and certain other assets on our Consolidated Statements of Financial Condition. In computing the fair values for these assets, we may make several market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. For further information regarding our assets recorded at fair value see Note 5 to the consolidated financial statements within this Annual Report on Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the immediately following risk factor.

A significant portion of our investments are illiquid and may be difficult to value.

A significant portion of our investments are not publicly traded and are therefore illiquid. The fair value of securities, reperforming mortgage loans (loans that typically were significantly delinquent and subsequently modified so that the borrower started making payments), and other investments we make that are not publicly traded may not be readily determinable and it may be difficult to obtain third party pricing on such investments. Also, validating third party pricing for illiquid investments may be more subjective than more liquid investments and may not be reliable.  Illiquid investments may also experience greater price volatility because an active market does not exist. We value our investments quarterly based on our judgment and in accordance with our valuation policy. Because such valuations are inherently uncertain, our fair value determination may differ materially from the values obtained from third parties or the values that would have been used, if an active trading market existed for these investments. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of the investments were materially higher than the values that would exist if a ready market existed for these assets.

The illiquidity of our investments may make it difficult, or impossible for certain assets subject to the Risk Retention Rules, for us to sell. Also, if we quickly liquidate all or a portion of our portfolio (for example, to meet a margin call), we may realize significantly less than the value at which we have previously recorded our investments. Thus, our ability to adjust our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations, financial condition and the value of our capital stock. This risk may be more pronounced during any severe market disruption in the mortgage, housing or related sectors.

We have experienced, and may in the future experience, declines in the market value of our assets resulting in us recording impairments, which have had or may in the future have, an adverse effect on our results of operations and financial condition.

A decline in the market value of our MBS or other assets may require us to recognize an other-than-temporary impairment, or OTTI, against such assets under GAAP. When the fair value of our MBS is less than its amortized cost, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either temporary or other-than-temporary. The determination as to whether an OTTI exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. Thus, the timing and amount of OTTI constitute material estimates that are susceptible to significant change. In the future, we may experience declines in the fair value of our MBS and other assets that could result in additional OTTI that will be recognized in earnings.

Our GAAP financial results may not be an accurate indicator of taxable income and dividend distributions.

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income, which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of taxable income results, which impacts our dividend distribution requirements, and therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Risks Related to Financing and Hedging

Our business strategy involves the use of leverage, and we may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations or financial condition.

 Our business strategy involves the use of borrowing, or leverage. Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our assets and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. We are not required to maintain any particular debt-to-equity ratio. Future increases in the amount by which the collateral value is required to contractually exceed the amount borrowed in such leverage financing transactions, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. If the interest income on the investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant because of our leveraged structure. The use of leverage to finance our investments involves many other risks, including, among other things, the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability, and liquidity. As of December 31, 2018, we had amounts outstanding under repurchase agreements with 30 separate lenders. A material adverse development involving one or more major financial institutions or the financial markets, in general, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because substantially all our repurchase agreements are uncommitted and renewable at our lenders’ discretion, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a few of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including assets in unrealized loss positions, to maintain liquidity. Forced sales, particularly under adverse market conditions, may result in lower sale prices than ordinary market sales made in the normal course of business. If our investments were liquidated at prices below our amortized cost of such assets, we would incur losses, which could adversely affect our earnings. In addition, uncertainty in the global finance market and weak economic conditions in Europe, including the United Kingdom’s decision to exit from the European Union (commonly referred to as “Brexit”), could cause the conditions described above to have a more pronounced effect on our European counterparties.

•
Our profitability may be materially adversely affected by a reduction in our leverage. As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we believe that we can generally increase our profitability by using greater amounts of leverage. There can be no assurance, however, that repurchase financing will remain an efficient source of long-term financing for our assets. The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings. If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates. In addition, in response to certain interest rate and investment environments or to changes in market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as MBS amortize or prepay, thereby decreasing the outstanding amount of our related borrowings. Such an action could reduce interest income, interest expense and net income, the extent of which would depend on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

•
A re-characterization of the repurchase agreements as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to maintain our qualification as a REIT and to maintain our 1940 Act exemption. When we enter a repurchase agreement, we generally sell assets to our counterparty to the agreement for cash. The counterparty is obligated to resell the assets back to us at the end of the transaction term, which is typically 30 to 90 days. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS or the SEC could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT or fail to maintain our 1940 Act exemption, respectively.

•
A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability. In general, the market value of our residential mortgage investments is impacted by changes in interest rates, prevailing market yields and other market conditions, including general economic conditions, home prices, and the real estate market generally. A decline in the market value of our residential mortgage investments may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements. Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business. Thus, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, to maintain liquidity.

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally sell assets to the counterparty to the agreement for cash. Because the cash we receive from the counterparty is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.) Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2018, there was no amount at risk with any counterparty greater than 10% of the Company's equity. In addition, generally, if we default on a repurchase transaction, we could incur a loss equal to the haircut and the counterparty can elect to terminate the transaction and cease entering into additional repurchase transactions with us. In addition, if we default on a transaction under any one agreement and fail to honor the related guarantee, the counterparties on our other repurchase agreements could also declare a default under their respective repurchase agreements. Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

•
Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

An increase in our borrowing costs relative to the interest we receive on our assets may materially adversely affect our profitability.

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. We rely primarily on borrowings under repurchase agreements to finance our investments, which have short-term contractual maturities. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. In general, we finance the acquisition of our investments through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets. The cost of our borrowings is based on prevailing market interest rates. Because the terms of our repurchase transactions typically range from one to three months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered upon the maturity of existing repurchase transactions) than the interest rates on our investments. During a period of rising interest rates (such as during 2018, which is expected to continue during 2019), our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

Changes in banks’ inter-bank lending rate reporting practices or, the method pursuant to which LIBOR is determined or, elimination of LIBOR may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR as well as adjustable-rate mortgage loans we hold.

The interest rates on our repurchase agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into whether the banks that contribute information to the British Bankers’ Association, or BBA, in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the way LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

Currently, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our repurchase facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. One such alternative rate being discussed and tested in the United States is the Secured Overnight Funding Rate, or SOFR. There are significant differences between LIBOR and SOFR such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, another is SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk difference between LIBOR and SOFR may negatively affect our net interest margin. Any of these alternative methods may result in interest rates that are higher than if the LIBOR Rate was available in its current form, which could have a material adverse effect on our net interest margin.

Our financing facilities may contain covenants that restrict our operations.
Certain financing facilities we may enter contain restrictions, covenants, and representations and warranties that, among other things, may require us to satisfy specified financial, asset quality, loan eligibility, and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective rights against collateral pledged under such agreements, and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions by a guarantor so that if a default occurs under any guaranty agreement, the lenders under our other agreements could also declare a default under their respective agreements. Further, under our agreements, we are typically required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may have a significant negative impact on our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our capital stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could curtail our investment returns.

Hedging against interest rate exposure may not be successful in mitigating the risks associated with interest rates and may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, financing used, and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correlate directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses may be limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

Our hedging transactions, which are intended to limit losses, may limit gains and increase our exposure to losses. Thus, our hedging activity may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders. In addition, some hedging instruments involve risk since they are not currently traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of uncertainty or adverse developments in financial markets.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate swaps, are traded may require us to post additional collateral against our hedging instruments. Generally, the independent margin goes up in times of interest rate volatility. If future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

We have elected not to qualify for hedge accounting treatment for GAAP reporting.

We record derivative and hedge transactions in accordance with GAAP.  Our interest rate swaps have not been designated as hedging instruments for accounting purposes. Consequently, all changes in the fair value of swaps are reported as a component of net income in the Consolidated Statements of Operations, rather than Accumulated other comprehensive income, (or AOCI), a component of stockholders' equity, which can make our GAAP net income volatile.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge our assets and related borrowings. Under these provisions, our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our annual gross income. In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement certain hedges through a taxable REIT subsidiary, or a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

Financing Risk: Engaging in securitization transactions and other similar transactions generally require us to incur short-term debt on a recourse basis to finance the accumulation of residential mortgage loans. If investor demand for securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, which may hurt our business or financial results.

Diligence Risk: We engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. When conducting due diligence, we rely on resources and data available to us and on a review of the collateral by third parties, each of which may be limited. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our due diligence efforts may not reveal matters which could lead to losses. If our due diligence process is not robust enough, or the scope of our due diligence is limited, we may incur losses. Losses could occur because a counterparty that sold us a loan or other asset refuses or is unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine after purchase that one or more of the representations or warranties made to us was inaccurate or because we don’t get a representation or warranty that covers a discovered defect or violation. In addition, losses with respect to such loans will be borne by us as the holder of the “first-loss” securities in our securitizations.

Disclosure and Indemnity Risk: When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets and prospectuses, that include disclosures regarding the securitization transactions, the securitization transaction agreements and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs disputing these allegations or settling claims. Additionally, we typically retain various third-party service providers when we engage in securitization transactions, including underwriters, trustees, administrative and paying agents, servicers and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer from providing these services to us or the securitization trust. If any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses because of these indemnities.

Documentation Defects: In recent years, there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans and establish their rights as priority lien holders on underlying mortgaged property. If there are problems with the establishment of title and lien priority rights or transferred, securitization transactions that we sponsored and third-party sponsored securitizations that we hold investments in may experience losses, which could expose us to losses and could damage our ability to engage in future securitization transactions.

Our ability to profitably execute or participate in future securitizations transactions, including securitizations of residential mortgage loans, is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we incur losses when executing or participating in future securitizations it could have a material adverse impact on our business and financial results.

There are many factors that can have a significant impact on whether a securitization transaction that we execute or participate in is profitable to us or results in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators or other financial institutions of retaining residential mortgage loans as investments or selling them to third parties such as us. The cost of the short-term debt we use to finance our mortgage loan before securitization impacts the profitability of our securitization transactions. This short-term debt cost is affected by several factors including its availability to us, its interest rate, its duration, and the percentage of our mortgage loans that third parties are willing to provide short-term financing.

After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines before securitization. Declines in the value of a residential mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, and changes in the projected yields required by investors to invest in securitization transactions. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable.

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement and the transaction costs incurred in such securitizations can also impact the profitability of our securitizations. Also, any liability that we may incur, or may be required to reserve for when executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

We rely on third parties to perform certain services particularly as it relates to servicing, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

To conduct our business of acquiring loans, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. Thus, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. For example, if loan servicers experience higher volumes of delinquent loans than they have in the past, there is a risk that their operational infrastructures may not be able to properly process this increased volume. Many loan servicers have been accused of improprieties in the handling of the loan mitigation and foreclosure processes with respect to residential mortgage loans that have gone into default. If a third-party loan servicer fails to fully and properly perform its obligations, loans and securities that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed.

For a majority of the loans that we hold and securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances, we are exposed to certain risks, including, without limitation, that we may not be able to enter sub-servicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions. Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability for a data breach relating to a sub-servicer or misuse or mismanagement of data by a sub-servicer. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. To the extent any one sub-servicer counterparty services a significant percentage of the loans with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

We also rely on corporate trustees to act on behalf of us in enforcing our rights as security holders. Under the terms of most RMBS we hold, we do not have the right to directly enforce remedies against the issuer of the security but instead must rely on a trustee to act on behalf of us and other security holders. Should a trustee not be required to act under the terms of the securities, or fail to act, we could experience losses.

We utilize third party analytical models and data to value our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our investments and strategies, we rely heavily on analytical models and information and data supplied by third-parties, or Third Party Data.  Third Party Data is used to value investments or potential investments and to hedge our investments.  When we rely on Third Party Data that proves to be incorrect, misleading or incomplete, our decisions expose us to potential risks. For example, by relying on Third Party Data, especially valuation models, we may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low, or to miss favorable opportunities altogether.  Similarly, any hedging based on faulty Third-Party Data may prove to be unsuccessful.  Furthermore, any valuations of our investments that are based on valuation models may prove to be incorrect.

These risks include the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

Some of the Third-Party Data we use, such as mortgage prepayment models or mortgage default models, are predictive in nature.  The use of predictive models has inherent risks.  For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models we use may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain investments than actual market prices.  Furthermore, since predictive models are usually constructed based on historical data supplied by third-parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods.

All valuation models rely on correct market data inputs. Certain assumptions used as inputs to the models may be based on historical trends and these trends may not be indicative of future results. If incorrect market data is used, even a well-designed valuation model may result in incorrect valuations. Even if market data is appropriately captured in the model, the resulting “model prices” will often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities.

Risks Related to Regulatory Matters and Our 1940 Act Exemption

Our business is subject to extensive regulation.

Our business is subject to extensive regulation by federal and state governmental authorities, self-regulatory organizations, and securities exchanges. We are required to comply with numerous federal and state laws. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules, and regulations. Some of the laws, rules and regulations to which we are subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. From time to time, we may receive requests from federal and state agencies for records, documents, and information regarding our policies, procedures, and practices regarding our business activities. We incur significant ongoing costs to comply with these government regulations.
Although we do not originate or directly service residential mortgage loans, we must comply with various federal and state laws, rules, and regulations because we purchase residential mortgage loans. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Act and the Gramm-Leach-Bliley Financial Modernization Act of 1999. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trend among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative proceedings concerning the mortgage industry generally. Although we believe that we have structured our operations and investments to comply with existing legal and regulatory requirements and interpretations, changes in regulatory and legal requirements, including changes in their interpretation and enforcement by lawmakers and regulators, could materially and adversely affect our business and our financial condition, liquidity, and results of operations.

Loss of our 1940 Act exemption would adversely affect us and negatively affect the market price of shares of our capital stock and our ability to distribute dividends.

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) of Section 3(c)(7) of the 1940 Act.

Because we are a holding company that conducts its businesses primarily through wholly-owned subsidiaries and majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act, the rules and regulations promulgated under the 1940 Act and SEC staff interpretative guidance, which may adversely affect our performance.

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

Certain of our subsidiaries rely on the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act.  Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate”, or Qualifying Real Estate Assets, and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act.   If the SEC determines that any of our securities are not Qualifying Real Estate Assets or real estate related assets or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

Certain of our subsidiaries may rely on Rule 3a-7 which exempts certain securitization vehicles. There are numerous requirements that must be met to exclude such subsidiaries from the definition of an investment company. Our ability to manage assets held in a special purpose subsidiary that complies with Rule 3a-7 will be limited and we may not be able to purchase or sell assets owned by that subsidiary when we would otherwise desire to do so, which could lead to losses.

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company of which 50% or more of the outstanding voting securities are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

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

If the market value or income potential of our MBS, residential mortgage loans, and other real estate-related investments declines because of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets to maintain our REIT qualification or our exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

We are required to obtain various state licenses to purchase mortgage loans in the secondary market and there is no assurance we will be able to obtain or maintain those licenses.

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. Thus, we could be delayed in conducting certain business if we were first required to obtain a state license. We cannot assure you that we will be able to obtain all the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued, we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring residential mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring residential mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

We Have an Ownership Interest in a Registered Investment Adviser

We own 24.9% of a newly formed registered investment adviser and we are the sole investor in a fund managed by that adviser. While we believe we have structured our investment so that we are not deemed a “control person” with respect to that adviser such as our equity interest is non-voting; we do not have consent rights to the budget or other significant control rights; none of our employees is an officer of the adviser, or have any consent rights or other control of the adviser’s personnel; and we do not have a board seat or similar role in the oversight of the adviser, we cannot assure you that the SEC or a court will not determine that we are a “control person”. Control Persons may be held liable for violations committed by persons under their control. Sanctions the SEC may impose on control persons include industry bars and suspensions, financial penalties, disgorgement of financial proceeds obtained through the violation, and cease and desist orders. Civil litigants may recover financial compensation from control persons for damages suffered because of misconduct by controlled persons. Control persons are not automatically liable for violations committed by the persons under their control. It is a defense to regulatory and private civil liability if the control person acted in good faith and did not induce the act or acts constituting the violation or cause of action. This defense can be established by showing that the control person exercised due care in his supervision of the violator’s activities by maintaining and enforcing a reasonable and proper system of supervision and internal control.

U.S. Federal Income Tax Risks

Your investment has various U.S. federal income tax risks.

This summary of certain tax risks is limited to the U.S. federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the U.S. federal tax treatment of us or our stockholders.  This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Code. We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of U.S. federal, state and local income tax law on an investment in common stock or preferred stock and on your individual tax situation.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. To meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our investment performance.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To maintain our qualification as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investments in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualifying real estate assets, and stock in one or more TRSs) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs.  If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. Thus, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

We have elected to be treated as a REIT for U.S. federal income tax purposes and intend to operate so that we will qualify as a REIT. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so as to maintain our qualification as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate income tax rates. We might need to borrow money or sell assets to pay any such tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was excused under U.S. federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a ‘‘pension-held REIT,’’ or (3) a tax-exempt stockholder has incurred debt to purchase or hold our capital stock, then a portion of the distributions to and, in the case of a stockholder described in clause (3), gains realized on the sale of capital stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Classification of our securitizations or financing arrangements as a taxable mortgage pool could subject us or certain of our stockholders to increased taxation.

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

•
be subject to the application of U.S. federal withholding tax at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•
be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt organizations not subject to tax on unrelated business income, including governmental organizations).

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

To maintain our qualification as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (excluding certain items of non-cash income in excess of a specified threshold), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our REIT ordinary income for that year;

•	95% of our REIT capital gain net income for that year; and

•	any undistributed taxable income from prior years.

We intend to distribute our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.  REIT taxable income only includes after-tax TRS net income to the extent such TRS distributes a dividend to the REIT.  Therefore, our REIT dividend distributions may or may not include after-tax net income from our TRSs.

Our taxable income may substantially exceed our net income as determined by GAAP.  As an example, realized capital losses may be included in our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. This may be more likely under the new rules regarding the timing of income on debt securities. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year.  In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.  Moreover, our ability to distribute cash may be limited by available financing facilities.  Therefore, our dividend payment level may fluctuate significantly, and, under some circumstances, we may not pay dividends at all.

Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the equity of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at regular corporate rates on any taxable income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRS after-tax net income would be available for distribution to us but would not be required to be distributed to us. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all our transactions with TRSs to ensure that they are entered on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we sold or securitized our assets in a manner that was treated as a sale for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of assets at the REIT level and may securitize assets only in transactions that are treated as financing transactions and not as sales for tax purposes even though such transactions may not be the optimal execution on a pre-tax basis. We could avoid any prohibited transactions tax concerns by engaging in securitization transactions through a TRS, subject to certain limitations described above. To the extent that we engage in such activities through domestic TRSs, the income associated with such activities will be subject to U.S. federal (and applicable state and local) corporate income tax. There can be no assurance, however, that we will avoid the application of the 100% tax on net income from prohibited transactions described above.

The interest apportionment rules may affect our ability to comply with the REIT asset and gross income tests.

The mortgage loans we acquire may be subject to the interest apportionment rules under Treasury Regulations Section 1.856-5(c), or the Interest Apportionment Regulation, which generally provides that if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income for purposes of the REIT 75% gross income test. If a mortgage is secured by both real property and personal property and the value of the personal property does not exceed 15% of the aggregate value of the property securing the mortgage, the mortgage is treated as secured solely by real property for this purpose.

For purposes of the asset tests applicable to REITs, Revenue Procedure 2014-51 provides a safe harbor under which the IRS will generally not challenge a REIT’s treatment of a loan as being in part a real estate asset in an amount equal to the lesser of the fair market value of the loan or the fair market value of the real property securing the loan at certain relevant testing dates. We believe that all of the mortgage loans that we acquire are secured only by real property. Therefore, we believe that the Interest Apportionment Regulation does not apply to our portfolio.

Nevertheless, if the IRS were to assert successfully that our mortgage loans were secured by property other than real estate, that the Interest Apportionment Regulation applied for purposes of our REIT testing, and that the position taken in Revenue Procedure 2014-51 should be applied to our portfolio, then we might not be able to meet the REIT 75% gross income test, and possibly the asset tests applicable to REITs. If we did not meet these tests, we could lose our REIT status or be required to pay a tax penalty to the IRS.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted because of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRSs or other subsidiary corporations that will be subject to corporate-level income tax at regular corporate rates. In certain circumstances, the ability of our TRSs to deduct net interest expense may be limited. Any of these taxes would decrease cash available for distribution to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our capital stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Risks Related to Our Organization and Structure

Certain provisions of Maryland Law, of our charter, and of our bylaws contain provisions that may inhibit potential acquisition bids that stockholders may consider favorable, and the market price of our capital stock may be lower as a result.

•
There are ownership limits and restrictions on transferability and ownership in our charter. To qualify as a REIT, not more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals during the second half of any calendar year. To assist us in satisfying this test, among other things, our charter generally prohibits any person or entity from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock. This restriction may discourage a tender offer or other transactions or a change in the composition of our Board of Directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders and any shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary, thereby resulting in a forfeiture of the additional shares.

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

•
Maryland Control Share Acquisition Act. Maryland law provides that holders of ‘‘control shares’’ of our company (defined as voting shares of stock which, when aggregated with all other shares controlled by the acquiring stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. Our bylaws provide that we are not subject to the “control share” provisions of Maryland law.  Our Board, however, may elect to make the “control share” statute applicable to us at any time and may do so without stockholder approval.

•
Business Combinations.  We are subject to the “business combination” provisions of Maryland law that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two‑year period before the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five‑year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (ii) two‑thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super‑majority voting requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of Maryland law also do not apply to business combinations that are approved or exempted by a board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided, that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

•
Unsolicited Takeovers: The “unsolicited takeover” provisions of Maryland law, permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses. These provisions may have the effect of inhibiting a third-party from making an acquisition proposal for us or of delaying, deferring, or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

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

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit stockholders’ recourse in the event of actions, not in their best interests.

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

In addition, our charter authorizes us to obligate our company to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present or former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made or threatened to be made, a party because of his or her service to us.

Risks Related to Our Capital Stock

The market price and trading volume of our shares of capital stock may be volatile.

The market price of shares of our capital stock, including our common and preferred stock, may be highly volatile and could be subject to wide fluctuations.  Also, the trading volume in our shares of capital stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of capital stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common and preferred stock include those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in the information incorporated and deemed to be incorporated by reference herein.

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

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, senior or subordinated notes and series or classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our capital stock, or both. Preferred stock, including our Series A, Series B, Series C, and Series D Preferred Stock may have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our capital stock, including our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our capital stock bear the risk of our future offerings reducing the market price of our capital stock and diluting their stock holdings in us.

There is a risk that you may not receive dividend distributions or those dividend distributions may decrease over time. Changes in the amount of dividend distributions we pay or in the tax characterization of dividend distributions we pay may adversely affect the market price of our common stock or may result in holders of our common stock being taxed on dividend distributions at a higher rate than initially expected.

Our dividend distributions are driven by a variety of factors, including our minimum dividend distribution requirements under the REIT tax laws and our REIT taxable income as calculated for tax purposes pursuant to the tax code. We generally intend to distribute to our common shareholders at least 90% of our REIT taxable income, although our reported financial results for GAAP purposes may differ materially from our REIT taxable income.

For 2018, we maintained a regular common dividend at a rate of $0.50 per share of common stock per quarter and in February 2019 our Board of Directors announced its intention to continue to pay regular dividends during 2019 at a rate of $0.50 per share of common stock per quarter. The announcement of the Board's intention does not create an obligation to maintain the regular quarterly common stock dividend at this rate, and despite this intention, we may reduce or eliminate our regular quarterly dividend during 2019. Our ability to pay a dividend of $0.50 per common share per quarter and the dividend on each series of our preferred stock at the stated dividend rate, per quarter in 2019 may be adversely affected by many factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the number of dividends you would receive as a holder of our common stock but could also have the effect of reducing the market price of our common stock.

We may not be able to pay dividends or other distributions on our Capital Stock.

Under Maryland law, no distributions on stock may be made if, after giving effect to the distribution, (i) the corporation would not be able to pay the indebtedness of the corporation as such indebtedness becomes due in the usual course of business or (ii) except in certain limited circumstances when distributions are made from net earnings, the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter provides otherwise (which our charter does, with respect to any outstanding series of preferred stock), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. There can be no guarantee that we will have sufficient cash to pay dividends on any series of our capital stock. Our ability to pay dividends may be impaired if any of the risks described in this Item 1A Risk Factors were to occur. In addition, payment of our dividends depends upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on any series of our preferred stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

Holders of our Preferred Stock have limited voting rights.

The voting rights of holders of any series of our outstanding preferred stock are limited. Our common stock is the only class of our securities that currently carries full voting rights. Holders of any series of our preferred stock may vote only (i) to elect, voting together as a single class, with holders of parity stock having similar voting rights two additional directors to our board of directors if six full quarterly dividends (whether or not consecutive) payable on any series of our preferred stock are in arrears, (ii) on amendments to our charter, including the articles supplementary designating any series of our outstanding preferred stock, that materially and adversely affect the rights of the holders of such series or (iii) to authorize or create, or increase the authorized or issued amount of, additional classes or series of Senior Stock.

Other Business Risks

Market conditions for mortgages and mortgage-related assets as well as the broader financial markets may materially adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally. Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Renewed volatility or deterioration in the broader residential mortgage and RMBS markets could materially adversely affect the performance and market value of our investments.

Changes in accounting rules could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

The Financial Accounting Standards Board, or the FASB, and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future, these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition, directly or through their impact on our business partners or counterparties.

We operate in a highly competitive market for investment opportunities and competitors may be able to compete more effectively for investment opportunities than we can.

We compete with other REITs, public and private funds, commercial and investment banks and commercial finance companies for investment opportunities. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, this competition may keep us from taking advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

We are dependent on information systems and their failure could significantly disrupt our business.

Our business is highly dependent on our information and communications systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our investment activities as well as subject us to penalties, fines and other regulatory actions, which could have a material adverse effect on operating results, the market price of our common stock and other securities and our ability to pay dividends. We also face the risk of operational failure, termination, or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.

We are dependent on our executive officers and other key personnel for our success.

Our success is dependent upon the efforts, experience, diligence, skill, and network of business contacts of our executive officers and key personnel. The departure of any of our executive officers or key personnel could have a material adverse effect on our operations and performance.

We may change our investment strategy, asset allocation, or financing plans without stockholder consent, which may result in riskier investments.

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2018 Form 10-K. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2018 Form 10-K. These changes could adversely affect the market price of our capital stock and our ability to make distributions to our stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2018, we do not own any property.  Our executive and administrative office is located in leased space at 520 Madison Avenue, 32nd Floor, New York, New York 10022, telephone (212) 626-2300. Our office lease expires on August 2021. We believe that this space is suitable and adequate for our current needs. In addition, we have leases through November, 2021, for our off-site back-up facilities and data centers located in Wappingers Falls, New York and Norwalk, Connecticut.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007.  As of January 31, 2019, we had 187,053,396 shares of common stock issued and outstanding which were held by 243 holders of record.

Dividends

We pay quarterly dividends and distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This enables us to qualify for the tax benefits accorded to a REIT under the Code. While our Board of Directors announced its intention to continue to pay regular dividends during 2019 at a rate of $0.50 per share of common stock per quarter, we have not established a set minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our Board of Directors and will depend on our taxable income, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

The Board of Directors declared dividends of $2.00 per share during 2018 and 2017.

Purchases of Equity Securities

In February 2018, our Board of Directors reauthorized $100 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, the Company repurchased approximately 883 thousand shares of its common stock at an average price of $16.81 per share for a total of $15 million during the year ended December 31, 2018.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs. The comparison is for the period from December 31, 2013 to December 31, 2018 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock and each of the two other indices on December 31, 2013.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Chimera	100	122	120	176	211	228
S&P 500 Index	100	114	115	129	157	150
BBG REIT Index	100	119	108	132	158	154

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

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors and employees to stimulate their efforts towards our continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers. The Incentive Plan authorizes the Compensation Committee of the Board of

Directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options or the NQSOs, restricted shares and other types of incentive awards. The Incentive Plan authorizes the granting of awards for an aggregate of 8,000,000 shares of common stock. For a description of our Incentive Plan, see Note 12 to the Consolidated Financial Statements.

The following table provides information as of December 31, 2018 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Stockholders	1,808,644	—	5,399,554
Equity Compensation Plans Not Approved by Stockholders (3)	—	—	—
Total	1,808,644	—	5,399,554
(1) Includes unvested RSUs, PSUs, deferred stock units and related dividends.
(2) Available shares are reduced by the items outstanding in column 1 plus shares previously vested and issued net of units withheld to cover tax withholding requirements.
(3) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

The following selected financial data are as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto contained in Part IV, Financial Statements, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, included elsewhere in this 2018 Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Non-Agency Mortgage-Backed Securities	$2,486,130	$2,851,316	$3,330,063	$3,675,841	$3,404,149
Agency Mortgage-Backed securities	$12,188,950	$4,364,828	$4,167,754	$6,514,824	$8,441,522
Securitized loans held for investment, net of allowance for loan losses	$—	$—	$—	$—	$626,112
Loans held for investment, at fair value	$12,572,581	$13,678,263	$8,753,653	$4,768,416	$4,699,215
Total assets	$27,708,639	$21,222,070	$16,684,908	$15,344,646	$19,155,005
Repurchase agreements	$14,030,465	$7,250,452	$5,600,903	$7,439,339	$8,455,381
Securitized debt, collateralized by Non-Agency RMBS	$159,955	$205,780	$334,124	$529,415	$704,915
Securitized debt, loans held for investment	$—	$—	$—	$—	$521,997
Securitized debt at fair value, loans held for investment	$8,455,376	$9,388,657	$6,941,097	$3,720,496	$3,868,366
Total liabilities	$24,004,810	$17,587,093	$13,561,375	$12,398,458	$15,547,315
Shareholders' equity	$3,703,829	$3,634,977	$3,123,533	$2,946,188	$3,607,690
Book value per common share	$15.90	$16.85	$15.87	$15.70	$17.55
Number of shares outstanding	187,052,398	187,809,288	187,739,634	187,711,868	205,546,144

Consolidated Statements of Operations Highlights
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Interest income	$1,273,316	$1,138,758	$934,068	$872,737	$687,795
Interest expense	$679,108	$532,748	$347,857	$259,365	$147,785
Net interest income	$594,208	$606,010	$586,211	$613,372	$540,010
Net income	$411,637	$524,668	$551,943	$250,349	$589,205
Income per share-basic	$1.97	$2.62	$2.93	$1.25	$2.87
Core earnings per basic common share (1)	$2.35	$2.34	$2.42	$2.37	$2.14
Average shares-basic	187,146,170	187,780,355	187,728,634	199,563,196	205,450,095
Dividends declared per share (2)	$2.00	$2.00	$2.44	$1.92	$1.80
(1) Core Earnings is a non-GAAP measure. See discussion of Core Earnings per basic common share in Management's Discussion and Analysis of Financial Condition and Results of Operations - Core Earnings.
(2) For applicable period as reported in our earnings announcements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2018 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2018 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Executive Summary

We are a publicly traded real estate investment trust, or REIT, that is primarily engaged in the business of investing directly or indirectly through our subsidiaries, on a leveraged basis, in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate related securities. Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We focus our investment activities primarily on acquiring residential mortgage loans and on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At December 31, 2018, based on the amortized cost balance of our interest earning assets, approximately 47% of our investment portfolio was residential mortgage loans, 47% of our investment portfolio was Agency MBS and 6% of our investment portfolio was Non-Agency RMBS, respectively. At December 31, 2017, based on the amortized cost balance of our interest earning assets, approximately 67% of our investment portfolio was residential mortgage loans, 22% of our investment portfolio was Agency MBS and 11% of our investment portfolio was Non-Agency RMBS, respectively.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We expect to adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time. During 2018, we saw an increase in the relative value of Agency MBS over the residential mortgage loans and shifted our asset mix significantly in favor of Agency MBS as compared to 2017. We believe that our strategy will enable us to pay dividends and preserve capital throughout changing market cycles. We expect to take a long-term view of assets and liabilities, and our reported earnings and estimates of the fair value of our investments at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

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

Market Conditions and our Strategy

There are several key factors that impact our financial results, including the interest rate environment and changes in LIBOR rates, U.S. unemployment rates and residential home prices, as well as residential mortgage origination and refinance activity. The interest rate environment is sensitive to actual and anticipated U.S. Federal Reserve actions, availability of adequate and efficient financing sources, rate volatility as well as other market factors. We have operated over the past several years and continue to operate in a volatile interest rate environment.
Financial results were mixed in 2018 as the S&P 500 experienced gains early in 2018 following the trends of 2016 and 2017. The S&P 500 declined in late January but then generally rebounded through September before falling from that point through the end of the year. Overall the S&P lost 6% in 2018, snapping a multi-year streak of gains. The Federal Reserve continued its plan of increasing short term rates, increasing the Fed Funds Target rate four times in 2018 with hikes in March, June, September and December. Longer-term interest rates generally increased during the year, with the 10-year Treasury hitting peaks in October and November before falling to the end of the year. Overall, the short end of the yield curve was up approximately 100 basis points driven by the four rate hikes while the 10-year Treasury was up only 28 basis points, creating a flattening of the yield curve.
The Case-Shiller housing index showed continued strength but the pace of growth started to slow down after the first quarter of 2018. U.S. mortgage rates trended up for most of the year before slipping in November and most of December. The rate of unemployment continues to be historically low, which is generally supportive of the U.S. housing economy.
In 2018, we added approximately $6.9 billion of Agency pass throughs, $943 million of Agency CMBS and $1.7 billion of Loans held for investments. To finance these acquisitions, we added approximately $6.8 billion of repurchase agreements and $1.8 billion of securitized debt.
While the interest rate environment and investor demand was supportive of the value of the assets in our portfolio during 2018, the increase in short-term rates increased our economic interest expense and the cost to finance our portfolio. We added to our interest earning assets in 2018, growing from an average of $18.0 billion in 2017 to $21.8 billion in 2018 and reduced the asset yield by 50 basis points as our asset mix was shifted to lower yielding Agency MBS. Our average interest-bearing liabilities are up from $15.5 billion in 2017 to $18.9 billion in 2018 and economic borrowing costs are up approximately 10 basis points.
Our book value per common share was $15.90 as of December 31, 2018 down from $16.85 as of December 31, 2017 as year-end interest rate declines caused losses in our hedge portfolio. Given the economic environment, we continue to seek high yielding investment opportunities that will deliver a durable dividend to our shareholders while managing risk.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the year ended December 31, 2018, 2017 and 2016.

Net Income
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net interest income:
Interest income (1)	$1,273,316	$1,138,758	$934,068
Interest expense (2)	679,108	532,748	347,857
Net interest income	594,208	606,010	586,211
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,556)	(5,169)	(9,589)
Portion of loss recognized in other comprehensive income	(19,235)	(56,687)	(48,398)
Net other-than-temporary credit impairment losses	(21,791)	(61,856)	(57,987)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(141,162)	47,976	50,093
Realized gains (losses) on terminations of interest rate swaps	—	(16,143)	(60,616)
Net realized gains (losses) on derivatives	18,369	(25,645)	(44,886)
Net gains (losses) on derivatives	(122,793)	6,188	(55,409)
Net unrealized gains (losses) on financial instruments at fair value	46,632	111,410	59,552
Net realized gains (losses) on sales of investments	(2,743)	9,123	18,155
Gains (losses) on extinguishment of debt	26,376	(35,274)	(477)
Total other gains (losses)	(52,528)	91,447	21,821
Other income:
Other income	—	—	95,000
Total other income	—	—	95,000

Other expenses:
Compensation and benefits	35,114	30,212	26,901
General and administrative expenses	23,936	17,650	17,516
Servicing fees	40,773	41,690	31,178
Deal expenses	8,338	21,273	17,424
Total other expenses	108,161	110,825	93,019
Income (loss) before income taxes	411,728	524,776	552,026
Income taxes	91	108	83
Net income (loss)	$411,637	$524,668	$551,943

Dividends on preferred stock	43,197	33,484	2,449

Net income (loss) available to common shareholders	$368,440	$491,184	$549,494

Net income (loss) per share available to common shareholders:
Basic	$1.97	$2.62	$2.93
Diluted	$1.96	$2.61	$2.92

Weighted average number of common shares outstanding:
Basic	187,146,170	187,780,355	187,728,634
Diluted	187,748,862	188,287,320	188,024,838

Dividends declared per share of common stock	$2.00	$2.00	$2.44

(1) Includes interest income of consolidated VIEs of $904,830, $914,022 and $678,623 for the years ended December 31, 2018, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $395,255, $390,858 and $249,708 for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Our net income available to common shareholders decreased by $123 million to $368 million, or $1.97 per average basic common share, for the year ended December 31, 2018 as compared to $491 million, or $2.62 per average basic common share, for the year ended December 31, 2017. The decrease in net income available to common shareholders for the year ended December 31, 2018 is primarily due to an increase in Net losses on derivatives of $129 million, and a decrease in Net unrealized gains on financial instruments at fair value of $65 million, which was offset in part by an increase in Gains on extinguishment of debt of $62 million and a decrease in other than temporary impairment losses of $40 million, compared to the same period of, 2017.

Our net income available to common shareholders decreased by $58 million to $491 million, or $2.62 per average basic common share, for the year ended December 31, 2017 as compared to $549 million, or $2.93 per average basic common share, for the year ended December 31, 2016. The decrease in net income available to common shareholders for the year ended December 31, 2017 is primarily due to a decrease in other income of $95 million, which was a one-time receipt of additional remedies against other parties in the first quarter of 2016, an increase in losses on debt extinguishment of $35 million and an increase in preferred stock dividends of $31 million. These decreases to net income were offset in part by an increase in unrealized gains on financial instruments at fair value of $52 million and an increase in unrealized gains on derivatives of $44 million, compared to the same period of 2016.

Interest Income

The changes in our interest income for the year ended December 31, 2018, as compared to the same period of 2017, are primarily driven by the repositioning of our balance sheet by significantly increasing Agency MBS investments.

Interest income increased by $135 million, or 12%, to $1.3 billion for the year ended December 31, 2018, as compared to $1.1 billion for the same period of 2017. The increase was primarily due to an increase in interest income earned on Agency MBS of $135 million and Loans held for investments of $51 million, which was driven by higher average Agency MBS and Loan held for investment balances, as compared to the same period of 2017. This increase was offset in part by a decrease in interest income on Non-Agency RMBS transferred to consolidated VIEs of $48 million, compared to the same period of 2017.

Interest income increased by $205 million, or 22%, to $1.1 billion for the year ended December 31, 2017, as compared to $934 million for the same period of 2016. The increase was primarily due to an increase in interest income earned on residential mortgage loans of $260 million as compared to the same period of 2016. This increase was offset in part by lower interest income on our Agency MBS of $30 million and Non-agency RMBS transferred to consolidated VIEs of $18 million, compared to the same period of 2016, as in 2017, we reduced our Agency MBS and Non-agency RMBS investments from 2016.

Interest Expense

Interest expense increased by $146 million, or 27%, to $679 million for the year ended December 31, 2018, as compared to $533 million for the same period of 2017. The increase was primarily due to higher interest expenses on repurchase agreements collateralized by Agency MBS of $85 million, repurchase agreements collateralized by RMBS from loan securitization of $38 million and securitized debt, collateralized by loans of $13 million, compared to the same period of 2017. Interest expense is also higher as a result of higher interest rates in 2018 compared to 2017. LIBOR rates have increased during the year ended 2018 following the increases in the Federal funds rate in March 2018, June 2018, September 2018 and December 2018. Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately in our GAAP financial statements.

Interest expense increased by $185 million, or 53%, to $533 million for the year ended December 31, 2017, as compared to $348 million for the same period of 2016. The increase was primarily due to increased interest expense on securitized debt, collateralized by seasoned subprime residential mortgage loans of $143 million and repurchase agreements collateralized by RMBS from loan securitization of $41 million, which were driven primarily by higher securitized debt and repurchase agreements collateralized by loan balances compared to the same period of 2016. Interest expense is also higher in 2017 as a result of higher interest rates compared to 2016. LIBOR rates increased during the year ended 2017 following the increases in the Federal fund rate in December 2016, March 2017, June 2017 and December 2017.

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

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Year Ended December 31, 2018	$1,273,316	$679,108	$1,488	$680,596	$594,208	$(1,488)	$760	$593,480
For the Year Ended December 31, 2017	$1,138,758	$532,748	$15,450	$548,198	$606,010	$(15,450)	$(1,097)	$589,463
For the Year Ended December 31, 2016	$934,068	$347,857	$28,107	$375,964	$586,211	$(28,107)	$(882)	$557,222

For the Quarter Ended December 31, 2018	$348,033	$193,920	$364	$194,284	$154,113	$(364)	$(140)	$153,609
For the Quarter Ended September 30, 2018	$321,715	$174,671	$(242)	$174,429	$147,044	$242	$321	$147,607
For the Quarter Ended June 30, 2018	$306,436	$161,266	$(1,246)	$160,020	$145,170	$1,246	$436	$146,852
For the Quarter Ended March 31, 2018	$297,132	$149,251	$2,612	$151,863	$147,881	$(2,612)	$143	$145,412
(1) Primarily interest expense/(income) on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	December 31, 2018			December 31, 2017
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$10,577,238	$95,941	3.6%	$3,847,658	$28,812	3.0%
Non-Agency RMBS	1,252,707	33,235	10.6%	1,187,349	24,608	8.3%
Non-Agency RMBS transferred to consolidated VIEs	555,314	39,394	28.4%	940,931	55,916	23.8%
Residential mortgage loans held for investment	12,228,206	179,323	5.9%	13,048,375	192,560	5.9%
Total	$24,613,465	$347,893	5.7%	$19,024,313	$301,896	6.3%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$9,535,298	$62,788	2.6%	$3,090,155	$15,651	2.0%
Non-Agency RMBS (2)	533,696	5,138	3.9%	497,073	3,896	3.1%
Re-REMIC repurchase agreements	577,335	6,403	4.4%	867,882	7,193	3.3%
RMBS from loan securitizations	2,435,931	23,445	3.8%	2,573,351	21,236	3.3%
Securitized debt, collateralized by Non-Agency RMBS	164,043	2,259	5.5%	219,446	3,796	6.9%
Securitized debt, collateralized by loans	8,531,109	94,251	4.4%	9,451,052	96,801	4.1%
Total	$21,777,412	$194,284	3.6%	$16,698,959	$148,573	3.6%

Economic net interest income/net interest rate spread		$153,609	2.1%		$153,323	2.7%

Net interest-earning assets/net interest margin	$2,836,053		2.5%	$2,325,354		3.2%

Ratio of interest-earning assets to interest bearing liabilities	1.13			1.14

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

	For the Year Ended
	December 31, 2018			December 31, 2017
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$7,116,064	$239,472	3.4%	$3,752,141	$104,969	2.8%
Non-Agency RMBS	1,175,108	111,584	9.5%	1,286,329	112,969	8.8%
Non-Agency RMBS transferred to consolidated VIEs	728,098	183,126	25.2%	1,039,498	230,924	22.2%
Residential mortgage loans held for investment	12,776,512	739,894	5.8%	11,878,741	688,799	5.8%
Total	$21,795,782	$1,274,076	5.8%	$17,956,709	$1,137,661	6.3%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$6,085,643	$138,078	2.3%	$3,120,474	$53,525	1.7%
Non-Agency RMBS (2)	442,771	15,740	3.6%	674,832	19,914	3.0%
Re-REMIC repurchase agreements	699,380	28,591	4.1%	578,206	19,114	3.3%
RMBS from loan securitizations	2,588,376	102,933	4.0%	1,950,662	64,785	3.3%
Securitized debt, collateralized by Non-Agency RMBS	181,461	10,192	5.6%	268,254	18,787	7.0%
Securitized debt, collateralized by loans	8,903,820	385,062	4.3%	8,920,108	372,073	4.2%
Total	$18,901,451	$680,596	3.6%	$15,512,536	$548,198	3.5%

Economic net interest income/net interest rate spread		$593,480	2.2%		$589,463	2.8%

Net interest-earning assets/net interest margin	$2,894,331		2.7%	$2,444,173		3.3%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.16

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our economic net interest income increased by $4 million to $593 million for the year ended December 31, 2018 from $589 million for the same period of 2017. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 60 basis points for the year ended December 31, 2018, as compared to the same period of 2017. The net interest margin, which equals the economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities also decreased by 60 basis points for the year ended December 31, 2018, as compared to the same period of 2017. Average net interest-earning assets increased by $450 million to $2.9 billion for the year ended December 31, 2018 compared to the same period of 2017. This increase in average net interest-earning assets was primarily driven by an increase in our average investments in Agency MBS and residential mortgage loans, which was partially offset by an increase in our repurchase agreements.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2018	$18,901,451	$680,596	3.60%	2.02%	2.30%	(0.28)%
For The Year Ended December 31, 2017	$15,512,536	$548,198	3.53%	1.11%	1.26%	(0.15)%
For The Year Ended December 31, 2016	$12,676,437	$375,964	3.00%	0.50%	0.74%	(0.24)%

For The Quarter Ended December 31, 2018	$21,777,412	$194,284	3.57%	2.35%	2.62%	(0.27)%
For The Quarter Ended September 30, 2018	$19,348,075	$174,429	3.61%	2.11%	2.34%	(0.23)%
For The Quarter Ended June 30, 2018	$17,883,143	$160,020	3.58%	1.97%	2.34%	(0.37)%
For The Quarter Ended March 31, 2018	$16,642,471	$151,863	3.65%	1.65%	1.92%	(0.27)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $3.4 billion for the year ended December 31, 2018, as compared to the same period of 2017. Economic interest expense increased by $132 million for the year ended December 31, 2018, as compared to the same period of 2017. The increase in average interest-bearing liabilities and economic interest expense is a result of the increase in the amount of our repurchase agreements as well as the increase in LIBOR.

Average one-month and three-month LIBOR were up 91 basis points and 104 basis points, respectively, during the year ended December 31, 2018, as compared to the same period of 2017, contributing to the increase in economic interest expense. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $22 million, $62 million and $58 million for the years ended December 31, 2018, 2017 and 2016, respectively. Of these amounts, $19 million, $53 million and $39 million of the OTTI for the years ended December 31, 2018, 2017 and 2016, respectively, were related to securities included in our consolidated VIEs. As of December 31, 2018, we had three Non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $513 thousand for which we did not recognize impairment. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net Gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the years ended December 31, 2018 and 2017 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the increase in interest rates and changes in our swap portfolio balance during the year.

The table below shows a summary of our net gains (losses) on derivative instruments, for the year ended December 31, 2018, 2017 and 2016, respectively.

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands)
Periodic interest cost of interest rate swaps, net	$(1,488)	$(15,450)	$(28,106)
Realized gains (losses) on derivative instruments, net:
Treasury Futures	21,333	(4,061)	(9,170)
Swaptions	(1,476)	(6,134)	(7,044)
Other Derivative Assets	—	—	(566)
Swaps - Terminations	—	(16,143)	(60,616)
Total realized gains (losses) on derivative instruments, net	19,857	(26,338)	(77,396)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	(125,595)	43,697	47,170
Treasury Futures	(16,928)	1,768	378
Swaptions	1,361	2,511	2,545
Total unrealized gains (losses) on derivative instruments, net:	(141,162)	47,976	50,093
Total gains (losses) on derivative instruments, net	$(122,793)	$6,188	$(55,409)

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

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. During the year ended December 31, 2018, we recognized total net losses on derivatives of $123 million, compared to net gains on derivatives of $6 million during the year ended December 31, 2017. This was primarily driven by higher unrealized losses on interest rate swaps in 2018 as compared to 2017.

There were no swap terminations during the year ended December 31, 2018. We paid $16 million to terminate interest rate swaps with a notional value of $250 million during the year ended December 31, 2017. Our Treasury futures positions remained unchanged at $620 million of notional value during the year ended December 31, 2018 and 2017. We reduced our swaptions by $338 million of notional value to $53 million at December 31, 2018, as compared to the $391 million notional value at December 31, 2017.

Changes in our derivative positions were a result of changes in our portfolio composition and changes in interest rates.

We had net realized gains on our short futures positions of $21 million for the year ended December 31, 2018, and net realized losses of $4 million and $9 million during the years ended December 31, 2017 and 2016, respectively. The realized gains and losses were driven primarily by changes in interest rates during these periods, which affects the Treasury futures prices, resulting in realized gains or losses on our short futures positions. Treasury futures are not included in our economic interest expense and economic net interest income.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected the fair value option with changes in fair value reflected in earnings for our IO MBS securities, certain Non-Agency RMBS securities which receive residual cash flows, Loans held for investment, and the related financing for the loans consolidated as a VIE in our statement of financial condition. In addition, we have elected to account for Agency MBS investments acquired on or after July 1, 2017 under the fair value option. All Agency MBS investments owned prior to July 1, 2017 will continue to be carried at fair value with changes in fair value reported in other comprehensive income (OCI) as available-for-sale investments.

IO MBS securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools. The fair value of IO MBS securities are heavily impacted by changes in expected prepayment rates. When IO securities prepay faster than expectations, the holder of the IO security will receive less interest on the investment due to the reduced principal.

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

The Net unrealized gains on financial instruments at fair value for the year ended December 31, 2018 were $47 million. The year to date 2018 gains on financial instruments at fair value were primarily driven by unrealized gains on Securitized debt collateralized by loans held for investment of $52 million and Non-Agency RMBS of $21 million, offset in part by unrealized losses on Loans held for investments of $27 million. For the year ended December 31, 2017, the Net unrealized gains on financial instruments at fair value were $111 million, which were primarily driven by unrealized gains on Loans held for investment of $206 million, offset in part by unrealized losses on Securitized debt collateralized by loans held for investment of $78 million.

Gains and Losses on Sales of Assets and Extinguishment of Securitized Debt

For the years ended December 31, 2018, 2017 and 2016, we had net realized losses of $3 million, net realized gains of $9 million and $18 million, respectively, on sales of investments. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

There were no securitized debt collateralized by Non-Agency RMBS acquisitions during the year ended December 31, 2018. During the year ended December 31, 2017, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $166 thousand for $167 thousand. This transaction resulted in a net loss on the extinguishment of debt of $1 thousand, which is reflected in earnings for the year ended December 31, 2017. During the year ended December 31, 2016, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $10 million for $11 million. This transaction resulted in a net loss on the extinguishment of debt of $355 thousand, which is reflected in earnings for the year ended December 31, 2016.

During the year ended December 31, 2018, we acquired securitized debt collateralized by loans with an amortized cost balance of $861 million for $835 million. These transactions resulted in a net gain on the extinguishment of debt of $26 million, which is reflected in earnings for the year ended December 31, 2018. During the year ended December 31, 2017, we acquired securitized debt collateralized by loans with an amortized cost balance of $1.0 billion for $1.1 billion. This transaction resulted in a net loss on the extinguishment of debt of $35 million. During the year ended December 31, 2016, we acquired securitized debt collateralized by loans with an amortized cost balance of $609 million for $609 million. These transactions resulted in a net loss on the extinguishment of debt of $122 thousand. This loss is reflected in earnings for the year ended December 31, 2016. As our securitized debt is carried at fair value with changes in fair value reflected in earnings some of these losses were recognized during prior periods.

Compensation, General and Administrative Expenses and Deal Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and deal expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Deal Expenses	Total Compensation, G&A and Deal Expenses/Average Assets	Total Compensation, G&A and Deal Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2018	$67,388	0.28%	1.81%
For The Year Ended December 31, 2017	$69,135	0.34%	1.98%
For The Year Ended December 31, 2016	$61,841	0.38%	2.06%

For The Quarter Ended December 31, 2018	$20,126	0.30%	2.11%
For The Quarter Ended September 30, 2018	$15,629	0.26%	1.65%
For The Quarter Ended June 30, 2018	$16,644	0.30%	1.82%
For The Quarter Ended March 31, 2018	$14,988	0.28%	1.64%

Compensation and benefit costs were $35 million, $30 million and $27 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increases in Compensation and benefit costs for each year were primarily driven by higher bonuses and stock based compensation.

G&A expenses were $24 million, $18 million and $18 million for the years ended December 31, 2018, 2017 and 2016, respectively. The G&A expenses are primarily comprised of auditing, information technology, legal and consulting expenses. The increases in G&A expenses during 2018, were primarily driven by higher legal expenses, due diligence fees and investment manager fees as compared to the same period of 2017. G&A expenses were relatively unchanged during 2017 as compared to 2016.

The Company incurred deal expenses of $8 million, $21 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in deal expenses year ended December 31, 2018 was driven by lower securitization activity compared to the same period of 2017. The deal expenses increased during 2017 as compared to 2016, primarily due to increased securitization activity as during 2017.

Servicing Fees

Servicing fees expenses were $41 million, $42 million and $31 million during the years ended December 31, 2018, 2017 and 2016, respectively. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees range from 20 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$368,440	$491,184	$549,494
Adjustments:
Net other-than-temporary credit impairment losses	21,791	61,856	57,987
Net unrealized (gains) losses on derivatives	141,162	(47,976)	(50,093)
Net unrealized (gains) losses on financial instruments at fair value	(46,632)	(111,410)	(59,552)
Net realized (gains) losses on sales of investments	2,743	(9,123)	(18,155)
(Gains) losses on extinguishment of debt	(26,376)	35,274	477
Realized (gains) losses on terminations of interest rate swaps	—	16,143	60,616
Net realized (gains) losses on derivatives - Futures(1)	(21,333)	4,061	9,170
Total other (gains) losses	—	—	(95,000)

Core Earnings	$439,795	$440,009	$454,944

GAAP net income per basic common share	$1.97	$2.62	$2.93
Core earnings per basic common share(2)	$2.35	$2.34	$2.42

	For the Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$(117,235)	$147,361	$108,708	$229,607	$98,208
Adjustments:
Net other-than-temporary credit impairment losses	4,269	7,233	9,131	1,158	18,179
Net unrealized (gains) losses on derivatives	319,673	(71,197)	(25,895)	(81,419)	(28,074)
Net unrealized (gains) losses on financial instruments at fair value	(84,836)	34,306	18,364	(14,466)	47,637
Net realized (gains) losses on sales of investments	(1,213)	6,123	(2,167)	—	586
(Gains) losses on extinguishment of debt	(7,055)	(9,263)	(387)	(9,670)	(12,742)
Net realized (gains) losses on Futures (1)	(4,320)	(2,799)	2,210	(16,424)	(8,204)
Core Earnings	$109,283	$111,764	$109,964	$108,786	$115,590

GAAP net income per basic common share	$(0.63)	$0.79	$0.58	$1.22	$0.52
Core earnings per basic common share(2)	$0.58	$0.60	$0.59	$0.58	$0.62

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

Our core earnings for the year ended December 31, 2018 were $440 million, or $2.35 per average basic common share, which remained relatively unchanged compared to $440 million, or $2.34 per average basic common share, for the year ended December 31, 2017.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Equity
	(Ratios have been annualized)
For the Year Ended December 31, 2018	11.08%	15.98%	11.84%
For the Year Ended December 31, 2017	15.00%	16.85%	12.58%
For the Year Ended December 31, 2016	18.42%	18.59%	15.18%

For the Quarter Ended December 31, 2018	(10.80)%	16.13%	11.48%
For the Quarter Ended September 30, 2018	16.64%	15.61%	11.82%
For the Quarter Ended June 30, 2018	12.91%	16.05%	12.02%
For the Quarter Ended March 31, 2018	26.17%	15.92%	11.91%
* Includes effect of realized losses on interest rate swaps.

Return on average equity decreased by 392 basis points for the year ended December 31, 2018, as compared to the same period of 2017. Economic net interest income as a percentage of average equity decreased by 87 basis points, driven primarily by higher interest expense related to the increase in LIBOR rates. Core earnings as a percentage of average equity decreased by 74 basis points for the year ended December 31, 2018 compared to the year ended December 31, 2017, which was primarily driven by a higher average equity balance due to preferred stock issuance.

Financial Condition

Portfolio Review

During the year ended December 31, 2018, on an aggregate basis, we purchased $9.7 billion of investments, sold $791 million of investments and received $2.9 billion in principal payments related to our Agency, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
Interest earning assets at period-end (1)	$27,247,661	$20,894,407
Interest bearing liabilities at period-end	$22,645,796	$16,844,889
GAAP Leverage at period-end	6.1:1	4.6:1
GAAP Leverage at period-end (recourse)	3.8:1	2.0:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	4.7%	5.9%
Senior	2.8%	2.9%
Senior, interest only	1.1%	1.3%
Subordinated	0.8%	1.7%
Subordinated, interest only	0.0%	0.0%
RMBS transferred to consolidated VIEs	2.1%	4.6%
Agency MBS	46.7%	22.2%
Residential	35.0%	11.8%
Commercial	11.2%	9.8%
Interest-only	0.5%	0.6%
Loans held for investment	46.5%	67.3%
Fixed-rate percentage of portfolio	95.8%	93.7%
Adjustable-rate percentage of portfolio	4.2%	6.3%
(1) Excludes cash and cash equivalents.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at December 31, 2018 and December 31, 2017. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,122,782	$65.10	$82.79	4.7%	11.5%	11.4%	14.0%	16.8%	42.7%	7.7%	$4,145
Senior, interest only	$5,642,053	$5.05	$4.45	1.2%	8.3%	10.8%	13.4%	10.9%	53.3%	—%	$—
Subordinated	$394,037	$56.60	$70.16	4.0%	9.9%	11.3%	15.6%	10.3%	44.3%	9.4%	$3,478
Subordinated, interest only	$221,549	$4.48	$5.26	1.1%	16.4%	15.1%	15.1%	9.5%	29.2%	—%	$—
RMBS transferred to consolidated VIEs	$1,288,412	$42.33	$78.97	5.3%	30.2%	13.2%	15.0%	16.1%	51.0%	0.1%	$9,269
Agency Mortgage-Backed Securities
Residential	$8,984,249	$102.47	$102.12	4.0%	3.6%	5.9%	10.7%	0.1%	N/A	N/A	$—
Commercial	$2,895,680	$101.98	$99.50	3.6%	3.4%	—%	—%	—%	N/A	N/A	$—
Interest-only	$3,028,572	$4.49	$4.40	0.8%	4.3%	2.1%	4.9%	0.2%	N/A	N/A	$—
Loans held for investment	$12,432,582	$98.48	$101.27	6.6%	5.8%	10.0%	10.4%	7.7%	57.1%	N/A	$33,717
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$821,869	$68.97	$79.83	3.6%	7.4%	13.3%	13.7%	21.3%	45.8%	9.2%	$3,233
Senior, interest only	$4,834,289	$5.39	$4.27	1.3%	7.8%	13.6%	14.4%	17.1%	52.5%	0.0%	$—
Subordinated	$501,455	$66.77	$80.01	4.1%	9.6%	18.8%	15.4%	15.2%	45.1%	16.8%	$3,502
Subordinated, interest only	$201,378	$3.66	$3.89	0.8%	11.8%	13.7%	14.6%	13.0%	46.2%	0.0%	$—
RMBS transferred to consolidated VIEs	$1,940,229	$47.05	$81.42	4.9%	22.6%	15.0%	16.4%	17.9%	49.0%	1.3%	$10,678
Agency Mortgage-Backed Securities
Residential	$2,227,128	$105.53	$104.27	3.8%	2.9%	12.1%	14.5%	0.7%	N/A	N/A	$—
Commercial	$1,894,594	$102.26	$102.31	3.6%	3.2%	1.5%	—%	0.0%	N/A	N/A	$—
Interest-only	$3,021,840	$3.68	$3.45	0.7%	3.4%	4.9%	8.8%	0.1%	N/A	N/A	$—
Loans held for investment	$13,525,820	$98.44	$101.20	6.5%	5.9%	10.8%	11.0%	4.1%	45.8%	N/A	$30,469
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(dollars in thousands)
Balance, beginning of period	$539,020	$540,269	$555,444	$582,193	$622,982
Accretion of discount	(36,287)	(35,184)	(38,110)	(37,309)	(39,640)
Purchases	4,589	1,966	3,098	—	(2,914)
Sales and deconsolidation	(625)	(986)	(6,439)	174	—
Transfers from/(to) credit reserve, net	(934)	32,955	26,276	10,386	1,765
Balance, end of period	$505,763	$539,020	$540,269	$555,444	$582,193

Liquidity and Capital Resources

General

Liquidity measures our ability to meet cash requirements, including ongoing commitments to repay our borrowings, purchase RMBS, residential mortgage loans and other assets for our portfolio, pay dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities including warehouse facilities, and proceeds from equity or other securities offerings. We also maintain a certain amount of liquid, un-levered securities that we can either finance with recourse or sell if we have liquidity needs.

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts or the percentage that is subtracted from the value of RMBS that collateralizes the financing, purchase price maintenance requirements, and requirements that all disputes related to the repurchase agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders.

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

Current Period

We held cash and cash equivalents of approximately $47 million, $64 million and $178 million at December 31, 2018, 2017 and 2016, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $17 million from December 31, 2017 to December 31, 2018.

Our operating activities provided net cash of approximately $298 million, $487 million and $553 million for the years ended December 31, 2018, 2017 and 2016, respectively. The cash provided by our operations is primarily due to interest received in excess of interest paid during the period. For the years ended December 31, 2018, 2017 and 2016, interest received net of interest paid was $636 million, $580 million and $582 million, respectively.

Our investing activities used cash of $6.0 billion, $4.3 billion and $1.3 billion for the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, we used cash for investment purchases of $9.7 billion, primarily Agency MBS and Loans held for investments. This cash used was offset in part by cash received for principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $2.9 billion and sale of investments of $791 million. During the year ended December 31, 2017, we purchased investments of $7.9 billion, primarily Loans held for investments. This cash used was offset in part by cash received for principal repayments on our Agency MBS, Non-Agency MBS and securitized loans of $2.8 billion and investment sales of $749 million. During the year ended December 31, 2016, we purchased investments of $6.1 billion, primarily Loans held for investments. The cash used was offset in part by cash received on sales of investments of $2.7 billion, primarily Agency RMBS, and principal repayments on our Agency MBS, Non-Agency MBS and securitized loans of $2.2 billion.

Our financing activities provided cash of $5.7 billion, $3.7 billion and $781 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, we received cash from net proceeds on our repurchase agreements of $6.8 billion, debt issuance of $1.8 billion, and Series C preferred stock offering of $252 million. These receipts of cash were offset in part by cash used for repayment of principal on our securitized debt of $2.7 billion, common and preferred dividends paid of $418 million, and repurchase of common stock of $15 million. During the year ended December 31, 2017, we received cash of $5.2 billion from debt issuance, $1.6 billion from net proceeds received on repurchase agreements and $314 million from our Series B preferred stock offering. These receipts of cash provided were offset in part by repayment of principal on our securitized debt of $3.0 billion and common and preferred dividends paid of $412 million. During the year ended December 31, 2016, we received cash of $4.8 billion on debt issuance. The cash provided was offset in part by net proceeds paid on repurchase agreements of $1.8 billion, repayment of principal on our securitized debt of $1.9 billion, and dividends paid of $454 million.

Our recourse leverage was 3.8:1 and 2.0:1 for the year ended December 31, 2018, 2017, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to our assets and our equity.

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

At December 31, 2018 and December 31, 2017 the remaining maturities on our RMBS and loan repurchase agreements were as follows.

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	6,326,232	4,745,342
30 to 59 days	4,620,656	1,206,769
60 to 89 days	1,504,695	592,865
90 to 119 days	169,244	—
Greater than or equal to 120 days	1,409,638	705,476
Total	$14,030,465	$7,250,452

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	30 days	28 days
Non-agency MBS and Loans held for investment	231 days	93 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At December 31, 2018, and December 31, 2017, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 4.8% and 5.1%, respectively. At December 31, 2018, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS and Loans held for investments was 24.7% compared to 26.2% at December 31, 2017. At December 31, 2018, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 2.55% and Non-Agency MBS and Loans held for investments was 4.04%. At December 31, 2017, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 1.47% and Non-Agency MBS and Loans held for investment was 3.41%, respectively.

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

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Year Ended December 31, 2018	$9,816,170	$14,030,465
Year Ended December 31, 2017	$6,324,174	$7,250,452
Year Ended December 31, 2016	$6,482,334	$5,600,903

Quarter End December 31, 2018	$13,082,260	$14,030,465
Quarter End September 30, 2018	$10,235,288	$11,143,102
Quarter End June 30, 2018	$8,527,325	$9,127,048
Quarter End March 31, 2018	$7,257,048	$7,202,924

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2018 and December 31, 2017, the carrying value of our total debt was approximately $22.6 billion and $16.8 billion, respectively, which represented a leverage ratio for both periods of approximately 6.1:1 and 4.6:1. We include our repurchase agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At December 31, 2018, we had repurchase agreements with 30 counterparties. All of our repurchase agreements are secured by Agency, Non-Agency RMBS and Loans held for investments or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of December 31, 2018 and December 31, 2017, we had $15.8 billion and $8.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

At December 31, 2018, our repurchase agreements have original maturities ranging from less than 30 days to 1,817 days and a weighted average original maturity of 135 days. We expect to renew most of our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates.

We offset the interest rate risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at December 31, 2018 range from less than 1 year to 30 years and have a weighted average maturity of approximately 7 years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of December 31, 2018, we have two swaption counterparties and two futures counterparties.

Exposure to Financial Counterparties

We actively manage the number of repurchase agreement counterparties. The following table summarizes our exposure to our repurchase agreement counterparties at December 31, 2018:

December 31, 2018

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	14	$6,528,957	$(118,136)	$746,804
Japan	4	2,557,183	—	336,082
Canada	4	1,921,025	—	241,648
United Kingdom	2	870,710	—	46,882
Netherlands	1	596,285	—	30,761
France	2	590,103	35,798	84,071
Switzerland	1	514,303	—	198,240
South Korea	1	365,022	—	23,764
China	1	86,877	—	4,837
Total	30	$14,030,465	$(82,338)	$1,713,089
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with 6 counterparties as of December 31, 2018 that are either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.

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

At December 31, 2018, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In February 2018, our Board of Directors reauthorized $100 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, during the first quarter of 2018, we repurchased approximately 883 thousand shares of our common stock at an average price of $16.81 per share for a total of $15 million. There were no other stock repurchases during the year ended December 31, 2018. Other than a de minimis amount issued under our Dividend Reinvestment Plan and as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the years ended December 31, 2018 and 2017.

In September 2018, we issued 10,400,000 shares of 7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, or the Series C Preferred Stock, at a public offering price of $25.00 per share and for net proceeds to us of $252 million. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing in September 30, 2025, subject to our right, under limited circumstances, to redeem the Series C Preferred Stock prior to that date. The initial dividend rate for the Series C Preferred Stock, from and including September 20, 2018, to but not including September 30, 2025, will be equal to 7.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.9375 per share). On and after September 30, 2025, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 4.743% per annum. The Series C Preferred Stock is entitled to receive, when and as declared, a dividend at a rate of 7.75% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.

We declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the year ended December 31, 2018 and 2017, respectively.

We declared dividends to Series B preferred stockholders of $26 million and $22 million, or $2.00 and $1.68 per preferred share, during the year ended December 31, 2018 and 2017, respectively.

We declared dividends to Series C preferred stock holders of $6 million, or $0.54 per preferred share during the year ended December 31, 2018.

Restricted Stock Unit Grants

During the years ended December 31, 2018 and 2017, we granted certain of our employees and directors Restricted Stock Units, or RSU awards.  RSU awards are designed to reward our employees for services provided over the previous year. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. The RSU awards are valued at the market price of our common stock on the grant date and the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 335 thousand and 204 thousand RSU awards during the year ended December 31, 2018 and 2017, with a grant date fair value of $6 million and $4 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the years ended December 31, 2018 and 2017, we granted certain employees 133 thousand and 144 thousand Performance Share Units, or PSU awards, respectively. PSU awards are designed to align compensation with our future performance. The PSU awards include a three-year performance period ending on December 31, 2020 and December 31, 2019, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on our total shareholder return as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include our historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both us and the peer group of comparable financial institutions. Based on the model results, the 133 thousand PSU awards granted during 2018 had a grant date value of $2 million that will cliff vest on December 31, 2020. The 144 thousand PSU awards granted during 2017 had a grant date value of $3 million which will cliff vest on December 31, 2019.

At December 31, 2018 and December 31, 2017, there were approximately 1.2 million and 770 thousand unvested shares of restricted stock units issued to our employees, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2018 and December 31, 2017. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

December 31, 2018
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$13,521,878	$257,916	$250,671	$—	$14,030,465
Securitized debt, collateralized by Non-Agency RMBS	23,602	30,803	8,047	3,605	66,057
Securitized debt at fair value, collateralized by loans held for investment	1,608,381	2,587,635	1,949,060	2,237,259	8,382,335
Interest expense on RMBS repurchase agreements (1)	85,434	584	1,434	—	87,452
Interest expense on securitized debt (1)	372,841	536,560	320,566	422,531	1,652,498
Total	$15,612,136	$3,413,498	$2,529,778	$2,663,395	$24,218,807
(1) Interest is based on variable rates in effect as of December 31, 2018.

December 31, 2017
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$6,903,337	$347,115	$—	$—	$7,250,452
Securitized debt, collateralized by Non-Agency RMBS	42,217	45,916	16,524	4,867	109,524
Securitized debt at fair value, collateralized by loans held for investment	1,819,018	2,872,572	2,140,434	2,439,872	9,271,896
Interest expense on RMBS repurchase agreements (1)	30,091	978	—	—	31,069
Interest expense on securitized debt (1)	392,416	606,509	368,553	472,640	1,840,118
Total	$9,187,079	$3,873,090	$2,525,511	$2,917,379	$18,503,059
(1) Interest is based on variable rates in effect as of December 31, 2017.

Not included in the table above are the unfunded construction loan commitments of $1.1 billion and $567 million as of December 31, 2018 and December 31, 2017, respectively, which will primarily be paid within one year of reported periods and are reported under Payables for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $25 thousand investment to acquire 24.9% ownership interest in KAH Capital through one of our taxable REIT subsidiary. In addition to the investment in KAH Capital, we have made a $150 million capital commitment to Hains Point (Hains Point), which is KAH Capital’s initial fund for which we are the sole investor. KAH Capital will manage the investments in Hains Point including asset selection, repurchase and other financing arrangements as well as hedging transactions. Capital calls for investments made in Hains Point are subject to our consent and approval. We expect that KAH Capital will earn $6.5 million over approximately 3 years for its investment advisory services.

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

Capital Expenditure Requirements

At December 31, 2018 and December 31, 2017, we had no material commitments for capital expenditures.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income (subject to certain adjustments). We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, we must first meet any operating requirements and scheduled debt service on our financing facilities and other debt payable.

Inflation

A significant portion of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our Board of Directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income (subject to certain adjustments) on an annual basis in order to maintain our REIT qualification; in each case, our activities and financial condition are measured with reference to historical cost or fair market value without considering inflation.

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

Interest Income and Impairment on Non-Agency and Agency Residential Mortgage-Backed Securities

We invest in RMBS representing interests in obligations backed by pools of residential mortgage loans. We delineate between (1) Agency RMBS and (2) Non-Agency RMBS as follows: The Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other RMBS representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae. The Non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and are therefore subject to credit risk.

We hold certain of our RMBS as available-for-sale, record these investments at estimated fair value as described in Note 5 of our consolidated financial statements, and include unrealized gains and losses considered to be temporary in Other comprehensive income in our Consolidated Statements of Operations. The unrealized gains and losses on RMBS investments for which we have elected fair value option, are included in Net unrealized gains and losses on financial instruments at fair value in our Consolidated Statements of Operations. From time to time, as part of the overall management of our portfolio, we may sell any of our RMBS investments and recognize a realized gain or loss as a component of earnings in our Consolidated Statements of Operations utilizing the average method.

Our accounting policies for recognition of interest income and OTTI related to RMBS are described in Note 2 of the consolidated financial statements. As noted therein, there are three different accounting models that may be applicable for purposes of the recognition of interest income and OTTI on RMBS, and include the following:

ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20) - applies to certain Agency MBS and certain Non-Agency RMBS of high credit quality that, at the time of purchase, we expect to collect all contractual cash flows and the security cannot be contractually prepaid in such a way that we would not recover substantially all of our recorded investment.

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) - applies to Non-Agency RMBS where there is evidence of deterioration in credit quality and we do not expect to collect all contractual cash flows of the security.

ASC 325-40, Beneficial Interests in Securitized Financial Assets (ASC 325-40) - applies to certain Non-Agency RMBS and Agency MBS for which we have elected fair value option and are not within the scope of ASC 310-20 or ASC 310-30. These include Non-Agency RMBS which is not of high credit quality at the time of purchase or that can be contractually prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment.

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

For Agency and Non-Agency MBS accounted for under ASC 310-20, the amount of interest income recorded over the life of a security will be equal to the contractual cash flows of the security and the accretion/amortization of any purchase discount or premium. The amount of interest income reported in any particular financial reporting period will, however, vary depending on the actual and estimated prepayments on the security. For Agency MBS purchased at a premium to the principal amount, increases in prepayment speeds will generally result in a reduction of the recorded amount of interest income in a particular financial reporting period whereas decreases in prepayment speeds will generally result in an increase in the amount of interest income in a particular financial reporting period. The opposite is generally the case for Agency MBS purchased at a discount to the principal amount. That is, as prepayment speeds increase, interest income reported in a particular financial reporting period will generally increase, whereas interest income reported in a particular financial reporting period will generally decrease when prepayment speeds decline. However, volatility in the reported amount of interest income will result when there are significant changes in actual or future expected prepayment speeds regardless of the direction of those changes. This volatility is because the accounting model that we apply under ASC 310-20 requires us to record a cumulative adjustment, on a retrospective basis from the acquisition date of the security, when there are changes in prepayment speeds. That cumulative adjustment at each reporting date is intended to reflect the most current estimate of the timing of prepayments over the life of the security (both actual prepayments that have occurred in the past and the timing of prepayments that will occur in the future).

Agency MBS and Non-Agency RMBS accounted for under ASC 310-20 may experience an OTTI loss. The OTTI loss recognized in earnings will be calculated based on the present value of the contractual cash flows expected to be collected. Subsequent to recognition of an OTTI loss, we recognize income on these securities under ASC 310-30 as further described below.

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

Impact of prepayment assumptions on MBS accounted for under ASC 310-20

Changes in actual prepayments will impact the amount of interest income recognized in each financial reporting period for MBS accounted for under ASC 310-20. We estimate expected prepayment as further described below.

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

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to twenty-nine consolidated variable interest entities, or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

At December 31, 2018, we consolidated twenty-five residential mortgage loan securitizations and four RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime and sub prime residential mortgage loans. The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily what we classify as collateral backed by Alt-A first lien mortgages of 2005-2007 vintages. We categorize collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when we purchased the security more resembles typical Alt-A collateral. We define Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.

Our determination to consolidate these twenty-nine VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to direct the servicer resulted in us having the power that most significantly impacts the economic performance of the VIE. For the four consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these four entities.

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

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market. The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 55% and 79% of total assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively. Level 3 liabilities represent approximately 98% and 100% of total liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to credit risk, interest rate risk, prepayment risk, market value risk and real estate risk. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and we seek to actively manage that risk and to maintain capital levels consistent with the risks we undertake.

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

In connection with loan acquisitions, we or a third party performs an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the contractual rights in the mortgage.

Depending on the size of the loans, we may not review all of the loans in a pool, but rather a sample of loans for diligence review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk. Additionally, we obtain representations and warranties from each seller with respect to the residential mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property.  A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. Our resources include a portfolio management system, as well as third party software systems. We utilize third party due diligence firms to perform an independent mortgage loan file review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review.

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

Interest Rate Effects on Net Interest Income

Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and repurchase agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. The fixed spread varies depending on the type of underlying asset which collateralizes the financing. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our investments may remain substantially unchanged or decrease. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the residential mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

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

Interest Rate Cap Risk

We may also invest in adjustable-rate residential mortgage loans and RMBS. These are mortgages or RMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate residential mortgage loans and RMBS would effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in an RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate mortgages or RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisitions of RMBS with borrowings that have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and RMBS. In most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-K.

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio and related swaptions, Treasury futures and our swap portfolio, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2018 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2018
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	10.98%	(1.16)%
-50 Basis Points	5.58%	(0.30)%
Base Interest Rate	—	—
+50 Basis Points	(9.35)%	(0.24)%
+100 Basis Points	(21.10)%	(0.90)%
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

Extension Risk

Management computes the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when fixed-rate or hybrid adjustable-rate residential mortgage loans or RMBS are acquired via borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that attempts to fix our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates as the borrowing costs are managed to maintain a net interest spread for the duration of the fixed-rate portion of the related assets. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed and hybrid adjustable-rate assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2018. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate residential mortgage loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2018
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$237,187	$960,792	$—	$26,067,180	$27,265,159
Cash equivalents	47,486	—	—	—	47,486
Total rate sensitive assets	$284,673	$960,792	$—	$26,067,180	$27,312,645

Rate sensitive liabilities	16,599,654	5,886,188	—	—	22,485,842
Interest rate sensitivity gap	$(16,314,981)	$(4,925,396)	$—	$26,067,180	$4,826,803

Cumulative rate sensitivity gap	$(16,314,981)	$(21,240,377)	$(21,240,377)	$4,826,803

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(60)%	(78)%	(78)%	18%

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

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth beginning on page 69 of this 2018 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures covering the preparation and review of this 2018 annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in page 70 under Item 8. "Financial Statements and Supplementary Data."

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter and year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2019 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, or the Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 30, 2019. The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Table to be included in the Proxy Statement, which will contain information relating to beneficial ownership of the Company's capital stock required by 201(d) and 403 of Regulation S-K, is incorporated herein by reference.

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

Item 15. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1
Transition Services Agreement, dated as of August 5, 2015, by and between the Company and Fixed Income Discount Advisory Company (filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on August 5, 2015 and incorporated herein by reference)

2.2
Share Repurchase Agreement, dated as of August 5, 2015, by and between the Company and Annaly Capital Management, Inc. (filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on August 5, 2015 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference)

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.5
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation(filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.6
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.6 to the Company’s Report on Form 8-A filed on January 17, 2019 and incorporated herein by reference)

3.7
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (filed with the SEC as Exhibit 3.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference)

3.8
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (filed with the SEC as Exhibit 3.7 to the Company’s Registration Statement on Form 8-A filed on February 24, 2017 and incorporated herein by reference).

3.9
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (filed as Exhibit 3.8 to the Company’s Report on Form 8-A filed September 18, 2018 and incorporated herein by reference)

3.10
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (filed as Exhibit 3.10 to the Company’s Report on Form 8-A filed January 17, 2019 and incorporated herein by reference)

3.11
Amended and Restated Bylaws of Chimera Investment Corporation (filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017 and incorporated herein by reference).

4.1
Specimen Common Stock Certificate of Chimera Investment Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

4.2
Form of specimen certificate representing the shares of 8.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference)

4.3
Form of specimen certificate representing the shares of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (filed with the SEC as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 24, 2017 and incorporated herein by reference).

4.4
Form of specimen certificate representing the shares of 7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (filed with the SEC as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on September 18, 2018 and incorporated herein by reference).

4.5
Form of specimen certificate representing the shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (filed with the SEC as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 17, 2019 and incorporated herein by reference).

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
10.7†
Employment Agreement, dated August 5, 2015, between the Company and Matthew Lambiase (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)

10.8†
Employment Agreement, dated August 5, 2015, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.2 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)

10.9†
Employment Agreement, dated August 5, 2015, between the Company and Mohit Marria (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)

10.10†
Employment Agreement, dated August 5, 2015, between the Company and Robert Colligan (filed as Exhibit 10.4 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)

10.11†
Employment Agreement, dated August 5, 2015, between the Company and Phillip J. Kardis, II, Esq. (filed as Exhibit 10.5 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)

10.12†
Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Matthew Lambiase (filed as Exhibit 10.12 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)

10.13†
Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.13 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)

10.14†
Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Mohit Marria (filed as Exhibit 10.14 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)

10.15†
Amendment No. 1 to Employment Agreement, dated January 20, 2016, between the Company and Robert Colligan (filed as Exhibit 10.15 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)

10.16†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Matthew Lambiase (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.17†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.18†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Mohit Marria (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.19†
Amendment No. 2 to Employment Agreement, dated March 31, 2016, between the Company and Robert Colligan (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed on April 6, 2016 and incorporated herein by reference)

10.20†
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Matthew Lambiase (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.21
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.22
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Mohit Marria (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.23
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Robert Colligan (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.24
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Phillip J. Kardis II, Esq. (filed as Exhibit 10.5 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.25	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)
10.26
Form of Master Securities Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-145525) filed on November 13, 2007 and incorporated herein by reference)

21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
4.4
Form of specimen certificate representing the shares of 7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (filed as Exhibit 4.1 to the Company’s Report on Form 8-A filed September 18, 2018 and incorporated herein by reference)

31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Represents a management contract or compensatory plan or arrangement
*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimera Investment Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 21, 2019

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	December 31, 2018	December 31, 2017

Cash and cash equivalents	$47,486	$63,569
Non-Agency RMBS, at fair value	2,486,130	2,851,316
Agency MBS, at fair value	12,188,950	4,364,828
Loans held for investment, at fair value	12,572,581	13,678,263
Accrued interest receivable	123,442	100,789
Other assets	252,582	114,391
Derivatives, at fair value, net	37,468	48,914
Total assets (1)	$27,708,639	$21,222,070
Liabilities:
Repurchase agreements ($15.8 billion and $8.8 billion, pledged as collateral, respectively)	$14,030,465	$7,250,452
Securitized debt, collateralized by Non-Agency RMBS ($1.0 billion and $1.6 billion pledged as collateral, respectively)	159,955	205,780
Securitized debt at fair value, collateralized by loans held for investment ($12.3 billion and $13.3 billion pledged as collateral, respectively)	8,455,376	9,388,657
Payable for investments purchased	1,136,157	567,440
Accrued interest payable	110,402	61,888
Dividends payable	95,986	95,365
Accounts payable and other liabilities	16,469	17,191
Derivatives, at fair value, net	—	320
Total liabilities (1)	$24,004,810	$17,587,093

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 and 0 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	—
Common stock: par value $0.01 per share; 300,000,000 shares authorized, 187,052,398 and 187,809,288 shares issued and outstanding, respectively	1,871	1,878
Additional paid-in-capital	4,072,093	3,826,691
Accumulated other comprehensive income	626,832	796,902
Cumulative earnings	3,379,489	2,967,852
Cumulative distributions to stockholders	(4,376,748)	(3,958,534)
Total stockholders' equity	$3,703,829	$3,634,977
Total liabilities and stockholders' equity	$27,708,639	$21,222,070
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of December 31, 2018 and December 31, 2017, total assets of consolidated VIEs were $13,392,951 and $14,987,464, respectively, and total liabilities of consolidated VIEs were $8,652,158 and $9,631,820, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net interest income:
Interest income (1)	$1,273,316	$1,138,758	$934,068
Interest expense (2)	679,108	532,748	347,857
Net interest income	594,208	606,010	586,211
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,556)	(5,169)	(9,589)
Portion of loss recognized in other comprehensive income	(19,235)	(56,687)	(48,398)
Net other-than-temporary credit impairment losses	(21,791)	(61,856)	(57,987)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(141,162)	47,976	50,093
Realized gains (losses) on terminations of interest rate swaps	—	(16,143)	(60,616)
Net realized gains (losses) on derivatives	18,369	(25,645)	(44,886)
Net gains (losses) on derivatives	(122,793)	6,188	(55,409)
Net unrealized gains (losses) on financial instruments at fair value	46,632	111,410	59,552
Net realized gains (losses) on sales of investments	(2,743)	9,123	18,155
Gains (losses) on extinguishment of debt	26,376	(35,274)	(477)
Total other gains (losses)	(52,528)	91,447	21,821

Other income:
Other income	—	—	95,000
Total other income	—	—	95,000

Other expenses:
Compensation and benefits	35,114	30,212	26,901
General and administrative expenses	23,936	17,650	17,516
Servicing fees	40,773	41,690	31,178
Deal expenses	8,338	21,273	17,424
Total other expenses	108,161	110,825	93,019
Income (loss) before income taxes	411,728	524,776	552,026
Income taxes	91	108	83
Net income (loss)	$411,637	$524,668	$551,943

Dividends on preferred stock	43,197	33,484	2,449

Net income (loss) available to common shareholders	$368,440	$491,184	$549,494

Net income (loss) per share available to common shareholders:
Basic	$1.97	$2.62	$2.93
Diluted	$1.96	$2.61	$2.92

Weighted average number of common shares outstanding:
Basic	187,146,170	187,780,355	187,728,634
Diluted	187,748,862	188,287,320	188,024,838

(1) Includes interest income of consolidated VIEs of $904,830, $914,022 and $678,623 for the years ended December 31, 2018, 2017 and 2016 respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $395,255, $390,858 and $249,708 for the years ended December 31, 2018, 2017 and 2016, respectively . See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Comprehensive income (loss):
Net income (loss)	$411,637	$524,668	$551,943
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(185,570)	24,218	(88,527)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	21,791	61,856	57,987
Reclassification adjustment for net realized losses (gains) included in net income	(6,291)	(7,278)	(25,145)
Other comprehensive income (loss)	(170,070)	78,796	(55,685)
Comprehensive income (loss) before preferred stock dividends	$241,567	$603,464	$496,258
Dividends on preferred stock	$43,197	$33,484	$2,449
Comprehensive income (loss) available to common stock shareholders	$198,370	$569,980	$493,809

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2015	$—	$—	$—	$1,877	$3,366,566	$773,791	$1,891,241	$(3,087,287)	$2,946,188
Net income (loss)	—	—	—	—	—	—	551,943	—	551,943
Other comprehensive income (loss)	—	—	—	—	—	(55,685)	—	—	(55,685)
Stock based compensation	—	—	—	—	2,206	—	—	—	2,206
Common dividends declared	—	—	—	—	—	—	—	(458,735)	(458,735)
Preferred dividends declared	—	—	—	—	—	—	—	(2,449)	(2,449)
Issuance of preferred stock	58	—	—	—	140,007	—	—	—	140,065
Balance, December 31, 2016	$58	$—	$—	$1,877	$3,508,779	$718,106	$2,443,184	$(3,548,471)	$3,123,533

Balance, December 31, 2016	$58	$—	$—	$1,877	$3,508,779	$718,106	$2,443,184	$(3,548,471)	$3,123,533
Net income (loss)	—	—	—	—	—	—	524,668	—	524,668
Other comprehensive income (loss)	—	—	—	—	—	78,796	—	—	78,796
Stock based compensation	—	—	—	1	3,613	—	—	—	3,614
Common dividends declared	—	—	—	—	—	—	—	(376,579)	(376,579)
Preferred dividends declared	—	—	—	—	—	—	—	(33,484)	(33,484)
Issuance of preferred stock	—	130	—	—	314,299	—	—	—	314,429
Balance, December 31, 2017	$58	$130	$—	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977

Balance, December 31, 2017	$58	$130	$—	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977
Net income (loss)	—	—	—	—	—	—	411,637	—	411,637
Other comprehensive income (loss)	—	—	—	—	—	(170,070)	—	—	(170,070)
Repurchase of common stock	—	—	—	(8)	(14,826)	—	—	—	(14,834)
Stock based compensation	—	—	—	1	8,796	—	—	—	8,797
Common dividends declared	—	—	—	—	—	—	—	(375,017)	(375,017)
Preferred dividends declared	—	—	—	—	—	—	—	(43,197)	(43,197)
Issuance of preferred stock	—	—	104	—	251,432	—	—	—	251,536
Balance, December 31, 2018	$58	$130	$104	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net income	$411,637	$524,668	$551,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	28,633	(25,422)	(3,127)
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	(13,124)	7,395	1,543
Amortization of swaption premium	1,476	6,269	6,559
Net unrealized losses (gains) on derivatives	141,162	(47,976)	(50,093)
Margin (paid) received on derivatives	(320,899)	31,442	56,050
Net unrealized losses (gains) on financial instruments at fair value	(46,632)	(111,410)	(59,552)
Net realized losses (gains) on sales of investments	2,743	(9,123)	(18,155)
Net other-than-temporary credit impairment losses	21,791	61,856	57,987
(Gain) loss on extinguishment of debt	(26,376)	35,274	477
Equity-based compensation expense	8,797	3,614	2,204
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(22,652)	(21,091)	(13,450)
Decrease (increase) in other assets	63,235	18,080	3,994
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(722)	498	5,290
Increase (decrease) in accrued interest payable, net	48,515	13,217	11,237
Net cash provided by (used in) operating activities	$297,584	$487,291	$552,907
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(7,917,661)	$(1,326,178)	$(1,040,290)
Sales	16,184	743,937	2,570,025
Principal payments	524,989	423,506	649,961
Non-Agency RMBS portfolio:
Purchases	(133,247)	(15,262)	(203,400)
Sales	19,928	5,045	95,399
Principal payments	521,109	568,339	532,701
Loans held for investment:
Purchases	(1,671,330)	(6,120,543)	(4,897,370)
Sales	754,806	—	—
Principal payments	1,859,155	1,788,408	1,022,414
Acquisition of investments in consolidated VIEs	—	(398,261)	—
Net cash provided by (used in) investing activities	$(6,026,067)	$(4,331,009)	$(1,270,560)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$71,279,975	$44,120,574	$34,202,707
Payments on repurchase agreements	(64,499,287)	(42,471,025)	(36,041,143)
Net proceeds from preferred stock offerings	251,536	314,429	140,065
Payments on repurchase of common stock	(14,834)	—	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	1,769,539	5,152,469	4,797,255
Payments on securitized debt borrowings, collateralized by loans held for investment	(2,613,038)	(2,844,132)	(1,668,670)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(43,898)	(131,039)	(194,634)

Common dividends paid	(374,396)	(375,771)	(454,275)
Preferred dividends paid	(43,197)	(35,932)	—
Net cash provided by (used in) financing activities	$5,712,400	$3,729,573	$781,305
Net increase (decrease) in cash and cash equivalents	(16,083)	(114,145)	63,652
Cash and cash equivalents at beginning of period	63,569	177,714	114,062
Cash and cash equivalents at end of period	$47,486	$63,569	$177,714

Supplemental disclosure of cash flow information:
Interest received	$1,279,297	$1,092,245	$917,491
Interest paid	$643,717	$512,133	$335,077
Non-cash investing activities:
Payable for investments purchased	$1,136,157	$567,440	$520,532
Net change in unrealized gain (loss) on available-for sale securities	$(170,070)	$78,796	$(55,685)
Retained beneficial interests	$39,844	$—	$—

Acquisition of securities in Consolidated VIEs
Securitized loans held for investment, at fair value	$—	$419,222	$—
Securitized debt at fair value	$—	$(20,961)	$—

Non-cash financing activities:
Dividends declared, not yet paid	$95,986	$95,365	$94,557
Preferred dividends accrued	$—	$—	$2,449

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization

Chimera Investment Corporation, or the Company, was organized in Maryland on June 1, 2007. The Company commenced operations on November 21, 2007 when it completed its initial public offering. The Company elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, or the Code.

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has nine wholly owned direct subsidiaries: Chimera RMBS Whole Pool LLC, and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC, or CIM Trading, formed in July 2010; Chimera Funding TRS LLC, or CIM Funding TRS, a TRS formed in October 2013, Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera Insurance Company, LLC formed in July 2015; Chimera RR Holding LLC formed in April 2016, and Anacostia LLC, a TRS formed in June 2018.

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. Certain prior period amounts have been reclassified to conform to the current period's presentation.

The consolidated financial statements include, the Company’s accounts, the accounts of its wholly-owned subsidiaries, and variable interest entities, or VIEs, in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Determining the primary beneficiary of a VIE requires judgment. The Company determined that for the securitizations it consolidates, its ownership provides the Company with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, the Company has the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance, or power, such as rights to direct servicer activity or the Company was determined to have power in connection with its involvement with the structure and design of the VIE.

The Company’s interest in the assets held by these securitization vehicles, which are consolidated on the Company’s Consolidated Statements of Financial Condition, is restricted by the structural provisions of these trusts, and a recovery of the Company’s investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s Consolidated Statements of Financial Condition, are non-recourse to the Company, and can only be satisfied from each securitization vehicle’s respective asset pool.

The assets of securitization entities are comprised of residential mortgage backed securities (or RMBS), or residential mortgage loans. See Notes 3, 4 and 8 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2018 and December 31, 2017.

(d) Agency and Non-Agency Mortgage-Backed Securities

The Company invests in mortgage backed securities, or MBS, representing interests in obligations backed by pools of mortgage loans. The Company delineates between Agency MBS and Non-Agency MBS as follows: (1) Agency MBS are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other MBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation; and (2) Non-Agency MBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk. Repayment of principal and interest on Non-Agency MBS is not guaranteed and it is subject to the performance of the mortgage loans or MBS collateralizing the obligation.

The Company also invests in Interest Only Agency MBS strips and Interest Only Non-Agency RMBS strips, or IO MBS strips. IO MBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral. Interest income on IO MBS strips is accrued based on the outstanding notional balance and the security’s contractual terms, and amortization of any premium is calculated in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 325-40, Beneficial Interests in Securitized Financial Assets, or ASC 325-40. The Company accounts for IO MBS strips at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations.

The Company classifies its MBS as available-for-sale and records investments at estimated fair value as described in Note 5 of these consolidated financial statements. The Company includes unrealized gains and losses considered to be temporary on certain MBS in Other comprehensive income, or OCI, in the Consolidated Statements of Operations. For IO MBS strips and certain other MBS investments, the Company carries these investments at fair value with changes in fair value included in earnings in the Consolidated Statements of Operations. From time to time, as part of the overall management of its portfolio, the Company may sell any of its investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations utilizing the average cost method.

The Company’s accounting policy for interest income and impairment related to its MBS is as follows:

Interest Income Recognition

The recognition of interest income on MBS securities varies depending on the characteristics of the security as follows:

Agency MBS and Non-Agency RMBS of High Credit Quality

FASB ASC 310-20, Nonrefundable Fees and Other Costs, or ASC 310-20, is applied to the recognition of interest income for the following securities:

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

The Agency MBS, for which we have elected fair value option, we apply FASB ASC 325-40. For these securities accounted for under ASC 325-40, any positive or adverse change in cash flows results in a prospective increase or decrease in the effective interest rate used to recognize interest income.

Non-Agency RMBS Not of High Credit Quality

Non-Agency RMBS purchased at a discount and not of high credit quality at the time of purchase are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30, or ASC 325-40 (referred to hereafter as “Non-Agency RMBS Not of High Credit Quality”).

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

Interest income on Non-Agency RMBS Not of High Credit Quality is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate for each security of the projected cash flows, which are estimated based on observation of current market information and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. On a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgments about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either positive changes or adverse changes. For securities accounted for under ASC 325-40, any positive or adverse change in cash flows that does not result in the recognition of an other-than-temporary impairment, or OTTI, results in a prospective increase or decrease in the effective interest rate used to recognize interest income. For securities accounted for under ASC 310-30, only significant positive changes are reflected prospectively in the effective interest rate used to recognize interest income. Under ASC 310-30, adverse changes in cash flows expected to be collected for Non-Agency RMBS, in an unrealized loss position, generally result in recognition of an OTTI with no change in the effective interest rate used to recognize interest income.

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

The Company’s estimate of the amount and timing of cash flows for its MBS is based on its review of the underlying securities or mortgage loans securing the MBS. The Company considers historical information available and expected future performance of the underlying securities or mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation, or FICO, scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, current and forecast interest rates, general market assessments and dialogue with market participants. As a result, substantial judgment is used in the Company’s analysis to determine the expected cash flows for its MBS.

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

(e) Loans Held for Investment

The Company's loans held for investment portfolio is comprised of seasoned residential mortgage loans that are not guaranteed as to repayment of principal or interest. These loans are serviced and may be modified by a third-party servicer. Additionally, in certain cases, the Company has the ability to remove the servicer with or without cause upon prior notice. These residential mortgage loans are designated as held for investment. Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis and are carried at fair value with changes in fair value recorded in earnings.

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

Real estate owned

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a gain or loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at December 31, 2018 and 2017 was $17 million and $10 million, respectively, and were recorded in Other Assets on the Company’s Consolidated Statements of Financial Condition.

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

The Company recognizes interest expense on securitized debt over the contractual life of the debt using the interest method with changes in yield reflected in earnings on a retrospective basis. For securitized debt, where the Company has elected fair value option, the interest expense is recognized using the interest method with changes in yield reflected in earnings on a prospective basis.

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

Changes in fair value of the overcollateralization classes are presented in Net unrealized gains (losses) on financial instruments at fair value on the Consolidated Statements of Operations. The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings was $12 million and $14 million as of December 31, 2018 and 2017, respectively.

Interest-Only MBS:

The Company accounts for the IO MBS strips at fair value with changes in fair value reported in earnings. The IO MBS strips are included in MBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $267 million and $219 million as of December 31, 2018 and 2017. Included in Agency MBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $133 million and $104 million as of December 31, 2018 and 2017. Interest income reported on all IO MBS securities was $25 million and $31 million for the years ended December 31, 2018 and 2017, respectively.

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

(k) Income Taxes

The Company has elected to be taxed as a REIT and intends to comply with the provision of the Code, with respect thereto. Accordingly, the Company will generally not be subject to U.S. federal, state or local income taxes to the extent that qualifying distributions are made to stockholders and as long as certain asset, income, distribution and stock ownership tests are met. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost. The Company has made joint elections with CIM Funding TRS and Anacostia LLC to treat CIM Funding TRS and Anacostia LLC as TRSs. A TRS is taxable as a domestic C corporation and subject to U.S. federal, state, and local income taxes based upon its taxable income.

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of December 31, 2018 or 2017.

(l) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock.

(m) Stock-Based Compensation

Compensation expense for equity based awards granted to the Company’s independent directors and stock based compensation awards granted to employees of the Company subject only to service condition is recognized on a straight-line basis over the vesting period of such awards, based upon the fair value of such awards at the grant date. The Company recognizes forfeitures when they occur and does not adjust the fair value of the grants for estimated forfeitures. For awards subject to vesting on a straight line basis, the total amount of expense is at least equal to the measured expense of each vested tranche. Awards subject to only a service condition are valued according to the market price for the Company’s common stock at the date of grant. For awards based on the performance of the Company, it generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The values of these grants are expensed ratably over their respective vesting periods (irrespective of achievement of the performance criteria) adjusted, as applicable, for forfeitures.

(n) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates including in accounting for income recognition and OTTI on Agency and Non-Agency RMBS and IO MBS (Note 3), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4 and 5), securitized debt (Note 5 and 7) and derivative instruments (Notes 5 and 9). Actual results could differ materially from those estimates.

(o) Recent Accounting Pronouncements

Derivatives and Hedging (Topic 815):

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU No. 2018-16)

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. For entities that have not already adopted update 2017-12, the amendments in this update are required to be adopted concurrently with the amendments in update 2017-12, which is effective for the Company as of January 1, 2019. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company has not early adopted the ASU 2017-12, therefore, this ASU is effective for the Company as of January 1, 2019. The Company currently does not have any derivative instruments linked to SOFR and the Company currently does not apply hedge accounting for GAAP reporting purposes. The adoption of this guidance is not expected to have any material impact on the Company's consolidated financial statements.

Targeted improvements to Accounting for Hedging Activities (ASU No. 2017-12)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted improvements to Accounting for Hedging Activities. This update is issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The guidance in the ASU is effective for the Company as of January 1, 2019. The Company currently does not apply hedge accounting for GAAP reporting purposes, therefore, the adoption of this guidance is not expected to have any material impact on the Company's consolidated financial statements.

Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. It eliminates disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy and policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. It adds the following disclosure requirements, but it exempts nonpublic entities from these requirements: i) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and ii) For recurring and nonrecurring Level 3 fair value measurements, the range and weighted averages used to develop significant unobservable inputs and how the weighted average was calculated, with certain exceptions. The guidance in the ASU is effective for the Company as of January 1, 2019. The adoption of this guidance is not expected to have any impact on the Company's consolidated financial statements except disclosure changes suggested by the guidance.

Income Statement - Reporting Comprehensive Income - (Topic 220)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The guidance in the ASU is effective for the Company as of January 1, 2019. As of December 31, 2018, the Company does not have any material stranded tax effects from the Tax Cuts and Jobs Act. The adoption of this guidance is not expected to have any material impact on the Company's consolidated financial statements.

Financial Instruments - Credit Losses - (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current model for recognizing credit losses from an incurred credit loss model to a current expected credit loss (CECL) model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale (AFS) debt securities for all expected (rather than incurred) credit losses of the asset rather than reduce the carrying amount, as the Company does under the current OTTI model. This update also simplifies the accounting model for purchased credit-impaired debt securities and loans. The changes in the allowances created in accordance with this update will be recorded in earnings. The update also expands the disclosure requirements regarding the Company's assumptions, models, and methods for estimating the expected credit losses. In addition, the Company will disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The guidance in the ASU is effective for the Company as of January 1, 2020. Early adoption is allowed, beginning January 1, 2019. The standard requires entities to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. The Company is not planning to early adopt and is currently evaluating what impact this update will have on the consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in Agency residential, commercial and IO MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of December 31, 2018 and 2017.

		December 31, 2018
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,386,049	$537	$(1,112,368)	$1,274,218	$1,943,124	$669,356	$(450)	$668,906
Senior, interest-only	5,667,198	286,942	—	286,942	254,890	31,123	(63,175)	(32,052)
Subordinated	394,037	8,642	(179,669)	223,010	276,467	53,702	(245)	53,457
Subordinated, interest-only	221,549	9,932	—	9,932	11,649	2,000	(283)	1,717
Agency MBS
Residential	8,984,249	221,606	—	9,205,855	9,174,382	51,986	(83,459)	(31,473)
Commercial	2,895,679	61,727	(4,469)	2,952,937	2,881,222	6,303	(78,018)	(71,715)
Interest-only	3,028,572	136,026	—	136,026	133,346	1,986	(4,666)	(2,680)
Total	$23,577,333	$725,412	$(1,296,506)	$14,088,920	$14,675,080	$816,456	$(230,296)	$586,160

		December 31, 2017
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,733,926	$540	$(1,257,103)	$1,477,363	$2,231,415	$754,234	$(182)	$754,052
Senior, interest-only	4,862,461	262,996	—	262,996	210,850	15,761	(67,907)	(52,146)
Subordinated	501,455	10,571	(177,206)	334,820	401,225	66,704	(299)	66,405
Subordinated, interest-only	201,378	7,369	—	7,369	7,826	902	(445)	457
Agency MBS
Residential	2,227,128	123,245	—	2,350,373	2,322,180	5,706	(33,899)	(28,193)
Commercial	1,894,594	47,430	(4,685)	1,937,339	1,938,281	17,041	(16,099)	942
Interest-only	3,021,840	111,277	—	111,277	104,367	834	(7,744)	(6,910)
Total	$15,442,782	$563,428	$(1,438,994)	$6,481,537	$7,216,144	$861,182	$(126,575)	$734,607

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2018	December 31, 2017
	(dollars in thousands)
Balance at beginning of period	$1,303,589	$1,550,110
Purchases	43,866	20,962
Yield income earned	(231,205)	(266,214)
Reclassification (to) from non-accretable difference	157,117	18,909
Sales and deconsolidation	(25,058)	(20,178)
Balance at end of period	$1,248,309	$1,303,589

The table below presents the outstanding principal balance and related amortized cost at December 31, 2018 and 2017 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2018	December 31, 2017
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$2,673,350	$3,138,265
End of period	$2,325,154	$2,673,350
Amortized cost:
Beginning of period	$1,381,839	$1,695,079
End of period	$1,158,291	$1,381,839

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2018 and 2017. All securities in an unrealized loss position have been evaluated by the Company for OTTI as discussed in Note 2(d).

			December 31, 2018
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$33,303	$(450)	1	$33,303	$(450)	1
Senior, interest-only	34,236	(4,276)	29	95,108	(58,899)	91	129,344	(63,175)	120
Subordinated	13,404	(245)	7	—	—	8	13,404	(245)	15
Subordinated, interest-only	2,104	(158)	2	303	(125)	1	2,407	(283)	3
Agency MBS
Residential	779,322	(6,220)	17	1,809,566	(77,239)	114	2,588,888	(83,459)	131
Commercial	1,697,555	(56,382)	548	504,570	(21,636)	183	2,202,125	(78,018)	731
Interest-only	5,769	(48)	2	41,659	(4,618)	17	47,428	(4,666)	19
Total	$2,532,390	$(67,329)	605	$2,484,509	$(162,967)	415	$5,016,899	$(230,296)	1,020

			December 31, 2017
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$35,229	$(182)	1	$—	$—	—	$35,229	$(182)	1
Senior, interest-only	28,129	(1,724)	27	120,120	(66,183)	120	148,249	(67,907)	147
Subordinated	235	(38)	7	6,261	(261)	5	6,496	(299)	12
Subordinated, interest-only	—	—	—	945	(445)	3	945	(445)	3
Agency MBS
Residential	660,103	(5,197)	21	1,471,464	(28,702)	93	2,131,567	(33,899)	114
Commercial	830,889	(11,695)	176	161,980	(4,404)	91	992,869	(16,099)	267
Interest-only	15,142	(641)	7	57,875	(7,103)	24	73,017	(7,744)	31
Total	$1,569,727	$(19,477)	239	$1,818,645	$(107,098)	336	$3,388,372	$(126,575)	575

At December 31, 2018, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2018.

Gross unrealized losses on the Company’s Agency residential and commercial MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $95 million and $41 million as of December 31, 2018 and 2017, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2018 and 2017, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $601 thousand and $283 thousand at December 31, 2018 and 2017, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the years ended December 31, 2018, 2017 and 2016 are presented below.

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands)
Total other-than-temporary impairment losses	$(2,556)	$(5,169)	$(9,589)
Portion of loss recognized in other comprehensive income (loss)	(19,235)	(56,687)	(48,398)
Net other-than-temporary credit impairment losses	$(21,791)	$(61,856)	$(57,987)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands)
Cumulative credit loss beginning balance	$591,521	$556,485	$529,112
Additions:
Other-than-temporary impairments not previously recognized	9,379	12,669	25,959
Reductions for securities sold or deconsolidated during the period	(9,169)	(12,405)	(9,429)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	12,412	47,211	32,027
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(16,944)	(12,439)	(21,184)
Cumulative credit impairment loss ending balance	$587,199	$591,521	$556,485

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS for the periods reported are summarized as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017
Loss Severity
Weighted Average	59%	64%
Range	5% - 132%	28% - 89%
60+ days delinquent
Weighted Average	13%	21%
Range	0% - 30%	11% - 27%
Credit Enhancement (1)
Weighted Average	14%	16%
Range	0% - 55%	0% - 50%
3 Month CPR
Weighted Average	10%	10%
Range	0% - 39%	0% - 24%
12 Month CPR
Weighted Average	11%	11%
Range	1% - 28%	1% - 19%
(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at December 31, 2018 and 2017.

		December 31, 2018
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$669,356	$—	$669,356	$(450)	$—	$(450)
Senior, interest-only	—	31,123	31,123	—	(63,175)	(63,175)
Subordinated	50,235	3,467	53,702	(151)	(94)	(245)
Subordinated, interest-only	—	2,000	2,000	—	(283)	(283)
Agency MBS
Residential	1,708	50,278	51,986	(59,552)	(23,907)	(83,459)
Commercial	811	5,492	6,303	(35,125)	(42,893)	(78,018)
Interest-only	—	1,986	1,986	—	(4,666)	(4,666)
Total	$722,110	$94,346	$816,456	$(95,278)	$(135,018)	$(230,296)

		December 31, 2017
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$754,234	$—	$754,234	$(182)	$—	$(182)
Senior, interest-only	—	15,761	15,761	—	(67,907)	(67,907)
Subordinated	62,989	3,715	66,704	(102)	(197)	(299)
Subordinated, interest-only	—	902	902	—	(445)	(445)
Agency MBS
Residential	5,706	—	5,706	(29,083)	(4,816)	(33,899)
Commercial	15,462	1,579	17,041	(12,122)	(3,977)	(16,099)
Interest-only	—	834	834	—	(7,744)	(7,744)
Total	$838,391	$22,791	$861,182	$(41,489)	$(85,086)	$(126,575)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at December 31, 2018 and 2017.

	December 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,386,049	$53.40	$81.44	5.0%	19.5%
Senior, interest-only	5,667,198	5.06	4.50	1.2%	8.4%
Subordinated	394,037	56.60	70.16	4.0%	9.9%
Subordinated, interest-only	221,549	4.48	5.26	1.1%	16.4%
Agency MBS
Residential pass-through	8,984,249	102.47	102.12	4.0%	3.6%
Commercial pass-through	2,895,679	101.98	99.50	3.6%	3.4%
Interest-only	3,028,572	4.49	4.40	0.8%	4.3%
(1) Bond Equivalent Yield at period end.

	December 31, 2017
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,733,926	$54.04	$81.62	4.6%	16.7%
Senior, interest-only	4,862,461	5.41	4.34	1.3%	8.0%
Subordinated	501,455	66.77	80.01	4.1%	9.6%
Subordinated, interest-only	201,378	3.66	3.89	0.8%	11.8%
Agency MBS
Residential pass-through	2,227,128	105.53	104.27	3.8%	2.9%
Commercial pass-through	1,894,594	102.26	102.31	3.6%	3.2%
Interest-only	3,021,840	3.68	3.45	0.7%	3.4%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at December 31, 2018 and December 31, 2017 based on fair value. We believe fair value provides an improved representation of the credit rating distribution of the Company's Non-Agency RMBS portfolio.

	December 31, 2018	December 31, 2017
AAA	0.5%	—%
AA	0.1%	—%
A	0.3%	—%
BBB	0.4%	0.5%
BB	3.6%	0.7%
B	1.1%	0.6%
Below B or not rated	94.0%	98.2%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2018 and December 31, 2017 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	December 31, 2018
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,611	$357,543	$946,536	$631,434	$1,943,124
Senior interest-only	1,189	38,407	96,401	118,893	254,890
Subordinated	—	39,825	43,744	192,898	276,467
Subordinated interest-only	—	303	9,321	2,025	11,649
Agency MBS
Residential	—	640,713	8,524,211	9,458	9,174,382
Commercial	—	15,468	28,205	2,837,549	2,881,222
Interest-only	65,675	48,580	19,091	—	133,346
Total fair value	$74,475	$1,140,839	$9,667,509	$3,792,257	$14,675,080
Amortized cost
Non-Agency RMBS
Senior	$7,522	$277,025	$585,187	$404,484	$1,274,218
Senior interest-only	2,250	46,944	111,538	126,210	286,942
Subordinated	—	29,487	26,036	167,487	223,010
Subordinated interest-only	—	428	7,358	2,146	9,932
Agency MBS
Residential	—	645,368	8,550,766	9,721	9,205,855
Commercial	—	15,543	29,447	2,907,947	2,952,937
Interest-only	64,185	53,076	18,765	—	136,026
Total amortized cost	$73,957	$1,067,871	$9,329,097	$3,617,995	$14,088,920

	December 31, 2017
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$2,179	$681,086	$910,234	$637,916	$2,231,415
Senior interest-only	19	54,107	72,702	84,022	210,850
Subordinated	—	75,495	121,555	204,175	401,225
Subordinated interest-only	—	7,165	661	—	7,826
Agency MBS
Residential	—	21,777	2,300,403	—	2,322,180
Commercial	—	45,770	16,559	1,875,952	1,938,281
Interest-only	—	74,490	25,271	4,606	104,367
Total fair value	$2,198	$959,890	$3,447,385	$2,806,671	$7,216,144
Amortized cost
Non-Agency RMBS
Senior	$2,124	$493,965	$569,458	$411,816	$1,477,363
Senior interest-only	1,271	73,758	94,145	93,822	262,996
Subordinated	—	61,987	91,044	181,789	334,820
Subordinated interest-only	—	6,355	1,014	—	7,369
Agency MBS
Residential	—	22,069	2,328,304	—	2,350,373
Commercial	—	47,170	17,176	1,872,993	1,937,339
Interest-only	—	79,356	27,582	4,339	111,277
Total amortized cost	$3,395	$784,660	$3,128,723	$2,564,759	$6,481,537

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At December 31, 2018 and December 31, 2017, 71% and 66% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At December 31, 2018 and December 31, 2017, 12% and 13% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2018 and December 31, 2017.

	December 31, 2018		December 31, 2017
Weighted average maturity (years)		21.3		20.7
Weighted average amortized loan to value (1)		62.9%		64.4%
Weighted average FICO (2)		708		697
Weighted average loan balance (in thousands)		$308		$314
Weighted average percentage owner occupied		85.7%		84.4%
Weighted average percentage single family residence		63.8%		66.3%
Weighted average current credit enhancement		1.4%		2.2%
Weighted average geographic concentration of top four states	CA	33.8%	CA	31.7%
	FL	7.7%	NY	8.5%
	NY	7.4%	FL	8.3%
	NJ	2.1%	NJ	2.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2018 and December 31, 2017 based on fair value. We believe fair value provides an improved representation of the origination years of the Company's Non-Agency RMBS portfolio.

Origination Year	December 31, 2018	December 31, 2017
2003 and prior	1.3%	1.6%
2004	1.7%	0.9%
2005	12.9%	12.5%
2006	49.8%	46.4%
2007	31.0%	36.5%
2008 and later	3.3%	2.1%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the year ended December 31, 2018, 2017 and 2016 are as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands)
Proceeds from sales	$116,975	$812,005	$2,719,329

Gross realized gains	7,547	17,538	28,572
Gross realized losses	(10,391)	(8,415)	(10,417)
Net realized gain (loss)	$(2,844)	$9,123	$18,155

Included in the net realized gains for the year ended December 31, 2018 in the table above are exchanges of securities with a fair value of $81 million. The Company exchanged its investment in a Re-REMIC security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a net realized gain of $3 million, reflected in earnings for the year ended December 31, 2018. For the year ended December 31, 2017, the fair value of these exchanges of securities was $63 million, and resulted in a realized gain of $9 million.

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At December 31, 2018, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $12.2 billion and $13.3 billion as of December 31, 2018 and December 31, 2017, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at December 31, 2018 and December 31, 2017:

	For the Year Ended
	December 31, 2018	December 31, 2017
	(dollars in thousands)
Balance, beginning of period	$13,678,263	$8,753,653
Purchases	1,671,330	6,539,765
Principal paydowns	(1,859,155)	(1,788,409)
Sales and settlements	(807,364)	2,876
Net periodic accretion (amortization)	(83,393)	(35,803)
Realized gains (losses) on sales and settlements	101	—
Change in fair value	(27,201)	206,181
Balance, end of period	$12,572,581	$13,678,263

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans. During the year ended December 31, 2018, the Company purchased $415 million of loans which were subsequently sold to a trust and securitized, with the Company retaining $40 million of beneficial interests. There were no gains or losses incurred from the sale of these assets.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following years:

Origination Year	December 31, 2018	December 31, 2017
2002 and prior	7.3%	7.5%
2003	6.6%	6.7%
2004	13.6%	14.6%
2005	19.5%	20.4%
2006	22.7%	23.1%
2007	19.5%	19.0%
2008	6.2%	6.0%
2009	1.0%	0.7%
2010 and later	3.6%	2.0%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
Number of loans		140,345		149,172
Weighted average maturity (years)		18.6		18.8
Weighted average loan to value (1)		87.5%		88.0%
Weighted average FICO (1)		629		631
Weighted average loan balance (in thousands)		$89		$91
Weighted average percentage owner occupied		90.1%		95.0%
Weighted average percentage single family residence		86.3%		86.0%
Weighted average geographic concentration of top five states	CA	9.0%	CA	9.0%
	FL	7.3%	FL	7.2%
	OH	5.9%	OH	6.1%
	NY	5.7%	PA	5.6%
	PA	5.6%	VA	5.5%
(1) As provided by the Trustee.

The following tables show various characteristics of our residential loan portfolio and outstanding principal balance of the loans that are 30 days delinquent and greater for the year ended December 31, 2018 and 2017, respectively.

December 31, 2018
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	8,258	1.00% to 19.49%	6/1/1983 - 6/1/2058	$713,392	$80,781	$48,235
$250 to $500	456	2.00% to 12.75%	3/1/2023 - 2/1/2057	148,867	17,722	10,779
$500 to $750	65	2.00% to 10.00%	1/1/2034 - 8/1/2047	38,148	2,979	2,762
$750 to $1,000	7	4.13% to 5.13%	4/1/2035 - 4/1/2038	6,008	784	—
Over $1,000	7	4.00% to 5.00%	7/1/2037 - 8/1/2039	12,195	—	1,164
	8,793			$918,610	$102,266	$62,940

Fixed loans:
$1 to $250	126,085	0.00% to 24.00%	6/1/1989 - 5/1/2062	$9,566,517	$894,574	$591,283
$250 to $500	4,942	0.00% to 12.52%	4/1/2018 - 11/1/2061	1,595,673	160,015	128,876
$500 to $750	406	2.00% to 10.69%	7/1/2031 - 5/1/2058	238,292	12,239	10,600
$750 to $1,000	88	2.00% to 7.98%	3/1/2013 - 12/1/2055	75,289	2,677	1,805
Over $1,000	31	3.00% to 6.38%	6/1/2037 - 6/1/2057	38,200	—	—
	131,552			$11,513,971	$1,069,505	$732,564

Total	140,345			$12,432,581	$1,171,771	$795,504

The foreclosure, bankruptcy, and REO principal balances on our loans were $292 million, $266 million and $47 million, respectively, as of December 31, 2018, which are included in the table above.

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

The foreclosure, bankruptcy, and REO principal balances on our loans were $200 million, $273 million and $31 million, respectively, as of December 31, 2017, which are included in the table above.

The fair value of residential mortgage loans 90 days or more past due was $606 million and $577 million as of December 31, 2018 and December 31, 2017, respectively.

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

A description of the methodologies utilized by the Company to estimate the fair value of its financial instruments by instrument class follows:
Agency MBS and Non-Agency RMBS

The Company determines the fair value of all of its investment securities based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, delinquency, expected losses, expected default severity, credit enhancement, and other pertinent factors. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, the Company compares the fair values generated by the model to non-binding independent prices provided by two independent third party pricing services. For certain highly liquid asset classes, such as Agency fixed-rate pass-through bonds, the Company’s valuations are also compared to quoted prices for To-Be-Announced, or TBA, securities.

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At December 31, 2018, nineteen investment holdings with an internally developed fair value of $127 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $4 million higher than the third party prices provided of $123 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2018 in excess of the derived predetermined threshold for the period. At December 31, 2017, four investment holdings with an internally developed fair value of $25 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million lower than the third party prices provided of $28 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices.

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

At December 31, 2018, the internally developed fair value of three loan pools of $489 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third party price provided of $486 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. At December 31, 2017, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and third party prices.

The Company’s estimates of fair value of Loans held for investment involve management judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Loans collateralized by jumbo, prime residential mortgages:

The loans collateralized by jumbo, prime residential mortgages are carried at fair value. The loans are held as part of a consolidated Collateralized Financing Entity, or a CFE. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the loans collateralized by jumbo, prime residential mortgages is based on the fair value of the financial liabilities. See discussion of the fair value of Securitized Debt, collateralized by Loans Held for Investment at fair value below.

As the more observable financial liabilities are considered level 3 in the fair value hierarchy, the Loans collateralized by jumbo, prime residential mortgages are also level 3 in the fair value hierarchy.

Securitized Debt, collateralized by Non-Agency RMBS

The Company carries securitized debt, collateralized by Non-Agency RMBS at the principal balance outstanding plus unamortized premiums, less unaccreted discounts recorded in connection with the financing of the loans or RMBS with third parties. For disclosure purposes, the Company estimates the fair value of securitized debt, collateralized by Non-Agency RMBS by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding. The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, delinquency, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and other economic factors. This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein.

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

Fair value option

The table below shows the unpaid principal, fair value and impact of change in fair value on each of the financial instruments carried with fair value option as of December 31, 2018 and 2017, respectively:

	December 31, 2018
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$12,014	$(145)
Senior, interest-only	5,667,198	254,890	20,095
Subordinated, interest-only	221,549	11,649	1,261
Agency MBS
Residential Pass-through	7,573,835	7,739,382	31,185
Commercial Pass-through	1,607,626	1,595,681	(35,002)
Interest-only	3,028,572	133,346	4,230
Loans held for investment, at fair value	12,432,582	12,572,581	(27,201)
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,561,319	8,455,376	52,209

	December 31, 2017
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$13,993	$1,246
Senior, interest-only	4,862,461	210,850	(13,290)
Subordinated, interest-only	201,378	7,826	2,311
Agency MBS
Residential Pass-through	577,522	602,829	(4,816)
Commercial Pass-through	564,379	570,105	(2,398)
Interest-only	3,021,840	104,367	465
Loans held for investment, at fair value	13,525,820	13,678,263	206,181
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	9,395,854	9,388,657	(78,289)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2018 and December 31, 2017 are presented below.

	December 31, 2018
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,486,130	$—	$2,486,130
Agency MBS, at fair value	—	12,188,950	—	—	12,188,950
Loans held for investment, at fair value	—	—	12,572,581	—	12,572,581
Derivatives	—	89,121	—	(51,653)	37,468

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,455,376	—	8,455,376
Derivatives	13,375	169,790	—	(183,165)	—

	December 31, 2017
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,851,316	$—	$2,851,316
Agency MBS, at fair value	—	4,364,828	—	—	4,364,828
Loans held for investment, at fair value	—	—	13,678,263	—	13,678,263
Derivatives	3,553	46,978	—	(1,617)	48,914

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	9,388,657	—	9,388,657
Derivatives	—	1,937	—	(1,617)	320

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at December 31, 2018 and December 31, 2017.

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2018
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,851,316	$13,678,263	$9,388,657
Transfers in to Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases of assets/ issuance of debt	253,952	1,671,330	1,769,539
Principal payments	(521,109)	(1,859,155)	(1,778,625)
Sales and Settlements	(100,786)	(807,364)	(834,414)
Net accretion (amortization)	101,088	(83,393)	(11,197)
Gains (losses) included in net income
Other than temporary credit impairment losses	(21,791)	—	—
Realized gains (losses) on sales and settlements	201	101	(26,375)
Net unrealized gains (losses) included in income	21,208	(27,201)	(52,209)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(97,949)	—	—
Ending balance Level 3	$2,486,130	$12,572,581	$8,455,376

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2017
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$3,330,063	$8,753,653	$6,941,097
Transfers in to Level 3	6,112	—	—
Transfers out of Level 3	—	—	—
Purchases of assets/ issuance of debt	78,400	6,539,765	5,173,430
Principal payments	(568,339)	(1,788,409)	(1,787,368)
Sales and Settlements	(68,162)	2,876	(1,056,765)
Net accretion (amortization)	120,119	(35,803)	4,701
Gains (losses) included in net income
Other than temporary credit impairment losses	(59,881)	—	—
Realized gains (losses) on sales and settlements	12,031	—	35,273
Net unrealized gains (losses) included in income	(9,733)	206,181	78,289
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	10,706	—	—
Ending balance Level 3	$2,851,316	$13,678,263	$9,388,657

There were no transfers in or out from Level 3, during the year ended December 31, 2018. There were $6 million of IOs transferred to Level 3 and no transfers out from Level 3 for the year ended December 31, 2017. The primary cause of the changes in fair value of the loans and the securitized debt are due to market demand for these instruments and changes in credit risk of the portfolio.

The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and securitized debt are the weighted average discount rates, constant prepayment speed, or CPR, cumulative default rate, and the loss severity.

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

Constant Default Rates

Constant default rates represent an annualized rate of default on a group of mortgages. The constant default rate, or CDR, represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the home being past 60-day and 90-day notices and in the foreclosure process. When default rates increase, expected cash flows on the underlying collateral decreases. When default rates decrease, expected cash flows on the underlying collateral increases.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of December 31, 2018 and December 31, 2017 follows:

	December 31, 2018				December 31, 2017
	Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR	CDR	Loss Severity	Weighted Average Discount Rate	CPR	CDR	Loss Severity
		Range				Range
Non-Agency RMBS
Senior	4.5%	1% -25%	0% -60%	35% -95%	4.4%	1% -45%	0% -55%	35% -89%
Senior interest-only	11.1%	3% -32%	0% -60%	30% -95%	11.2%	3% -25%	0% -50%	35% -95%
Subordinated	5.8%	1% -19%	0% -34%	10% -70%	5.8%	1% -20%	0% -33%	35% -69%
Subordinated interest-only	12.0%	4% -25%	0% -24%	35% -68%	12.0%	6% -22%	0% -9%	35% -63%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of December 31, 2018 and December 31, 2017 follows:

		December 31, 2018				December 31, 2017
		Significant Inputs				Significant Inputs
	Weighted Average Discount Rate	CPR Range	CDR Range	Loss Severity Range	Weighted Average Discount Rate	CPR Range	CDR Range	Loss Severity Range
Securitized debt at fair value, collateralized by loans held for investment	4.3%	6% - 18%	0% - 23%	30% - 65%	4.1%	6% - 15%	0% - 6%	35% - 60%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of December 31, 2018 and December 31, 2017 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized by seasoned subprime mortgages at fair value as of December 31, 2018 and December 31, 2017 follows:

	December 31, 2018	December 31, 2017
Factor:
Coupon
Base Rate	5.2%	4.8%
Actual	6.9%	6.9%

FICO
Base Rate	638	636
Actual	626	627

Loan-to-value (LTV)
Base Rate	88%	89%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	90%	95%
Investor	1%	1%
Secondary	9%	4%
Property Type
Single family	86%	87%
Manufactured housing	4%	4%
Multi-family/mixed use/other	10%	9%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2018 and December 31, 2017.

	December 31, 2018
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	14,030,465	14,085,164
Securitized debt, collateralized by Non-Agency RMBS	3	159,955	140,711

	December 31, 2017
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	7,250,452	7,269,193
Securitized debt, collateralized by Non-Agency RMBS	3	205,780	192,259

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month and three-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average daily balances and the fair value of collateral pledged as of December 31, 2018 and December 31, 2017 were:

	December 31, 2018	December 31, 2017
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$10,193,272	$3,202,056
Non-agency MBS and Loans held for investment (in thousands)	3,837,193	4,048,396
Total:	$14,030,465	$7,250,452

Average balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$6,085,643	$3,120,474
Non-agency MBS and Loans held for investment (in thousands)	3,730,527	3,203,700
Total:	$9,816,170	$6,324,174

Average borrowing rate of Repurchase agreements secured by:
Agency MBS	2.55%	1.47%
Non-agency MBS and Loans held for investment	4.04%	3.41%

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	30 Days	28 Days
Non-agency MBS and Loans held for investment	231 Days	93 Days

Average original maturity of Repurchase agreements secured by:
Agency MBS	88 Days	87 Days
Non-agency MBS and Loans held for investment	259 Days	123 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$10,832,018	$3,450,123
Non-agency MBS and Loans held for investment (in thousands)	4,998,990	5,338,557
Total:	$15,831,008	$8,788,680

At December 31, 2018 and December 31, 2017, the repurchase agreements collateralized by MBS and Loans held for investment had the following remaining maturities.

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	6,326,232	4,745,342
30 to 59 days	4,620,656	1,206,769
60 to 89 days	1,504,695	592,865
90 to 119 days	169,244	—
Greater than or equal to 120 days	1,409,638	705,476
Total	$14,030,465	$7,250,452

At December 31, 2018, there was no amount at risk with any counterparty greater than 10% of the Company's equity. At December 31, 2017, the Company had an amount at risk with Credit Suisse of 12% of its equity related to the collateral posted on repurchase agreements. As of December 31, 2017, the weighted average maturity of the repurchase agreements with Credit Suisse was 25 days and the amount at risk was $451 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of December 31, 2017.

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

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2018 and December 31, 2017 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $175 million and $219 million, respectively. At December 31, 2018 and December 31, 2017, the debt carried a weighted average coupon equal to 6.4% and 6.2%, respectively. As of December 31, 2018, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

There were no securitized debt collateralized by Non-Agency RMBS acquisitions during the year ended December 31, 2018. During the year ended December 31, 2017, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $166 thousand for $167 thousand. This transaction resulted in a net loss on the extinguishment of debt of $1 thousand, which is reflected in earnings for the year ended December 31, 2017.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at December 31, 2018 and December 31, 2017, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Within One Year	$23,602	$42,217
One to Three Years	30,803	45,916
Three to Five Years	8,047	16,524
Greater Than Five Years	3,605	4,867
Total	$66,057	$109,524

Maturities of the Company’s securitized debt collateralized by Non-Agency RMBS are dependent upon cash flows received from the underlying collateral. The estimate of their repayment is based on scheduled principal payments on the underlying collateral. This estimate will differ from actual amounts to the extent prepayments or losses are experienced. See Note 3 for a more detailed discussion of the securities collateralizing the securitized debt.

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2018 and December 31, 2017 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $8.6 billion and $9.4 billion, respectively. At December 31, 2018 and December 31, 2017 the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 4.5% and 4.2%, respectively. As of December 31, 2018, the maturities of the debt range between the years 2023 and 2067.

During the year ended December 31, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $861 million for $835 million. These transactions resulted in a net gain on the extinguishment of debt of $26 million, which is reflected in earnings for the year ended December 31, 2018.

During the year ended December 31, 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $1.0 billion for $1.1 billion. This transaction resulted in a net loss on the extinguishment of debt of $35 million. As the Company's securitized debt is carried at fair value with changes in fair value reflected in earnings some of this loss was recognized during prior periods.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at December 31, 2018 and December 31, 2017, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Within One Year	$1,608,381	$1,819,018
One to Three Years	2,587,635	2,872,572
Three to Five Years	1,949,060	2,140,434
Greater Than Five Years	2,237,259	2,439,872
Total	$8,382,335	$9,271,896

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at December 31, 2018.

December 31, 2018
(dollars in thousands)
Year	Principal
2019	$324,966
2020	4,188,854
2021	3,457,006
2022	274,152
2023	130,811
Total	$8,375,789

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of December 31, 2018, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $13.4 billion and liabilities with a carrying value of $8.7 billion. As of December 31, 2017, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $15.0 billion and liabilities with a carrying value of $9.6 billion.

During the year ended December 31, 2018, the Company securitized and consolidated approximately $2.2 billion unpaid principal balance (of which $1.3 billion related to the collapse and repackaging of certain loan pools previously consolidated as of December 31, 2017) of seasoned residential subprime mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$1,017,442	$1,579,793
Loans held for investment, at fair value	12,263,265	13,263,338
Accrued interest receivable	72,389	75,489
Other assets	39,855	68,844
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$159,955	$205,780
Securitized debt at fair value, collateralized by loans held for investment	8,455,376	9,388,657
Accrued interest payable	33,541	33,870
Other liabilities	3,286	3,513

Income, OTTI and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$904,830	$914,022	$678,623
Interest expense, Non-recourse liabilities of VIEs	395,255	390,858	249,708
Net interest income	$509,575	$523,164	$428,915

Total other-than-temporary impairment losses	$(1,026)	$(2,174)	$(1,274)
Portion of loss recognized in other comprehensive income (loss)	(17,820)	(51,118)	(37,475)
Net other-than-temporary credit impairment losses	$(18,845)	$(53,292)	$(38,749)

Servicing fees	$39,313	$41,493	$31,178

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2018, ranged from less than $1 million to $52 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2017, ranged from less than $1 million to $52 million, with an aggregate amount of $1.3 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.2 billion at December 31, 2018 and December 31, 2017. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

9. Derivative Instruments

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, and Treasury futures. The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. Treasury futures are derivatives which track the prices of specific Treasury securities and are traded on an active exchange. It is generally the Company’s policy to close out any Treasury futures positions prior to taking delivery of the underlying security. The Company uses Treasury futures to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2018 and December 31, 2017.

		December 31, 2018
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$10,906,700	Derivatives, at fair value, net	$35,798	Derivatives, at fair value, net	$—
Swaptions	53,000	Derivatives, at fair value, net	1,670	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$11,579,400		$37,468		$—

		December 31, 2017
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$3,816,400	Derivatives, at fair value, net	$43,257	Derivatives, at fair value, net	$—
Swaptions	391,000	Derivatives, at fair value, net	2,105	Derivatives, at fair value, net	320
Treasury Futures	619,700	Derivatives, at fair value, net	3,552	Derivatives, at fair value, net	—
Total	$4,827,100		$48,914		$320

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the year ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2018	December 31, 2017	December 31, 2016
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(125,595)	$43,697	$47,170
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(1,488)	(31,593)	(88,722)
Treasury Futures	Net unrealized gains (losses) on derivatives	(16,928)	1,768	378
Treasury Futures	Net realized gains (losses) on derivatives	21,333	(4,061)	(9,170)
Swaptions	Net unrealized gains (losses) on derivatives	1,361	2,511	2,545
Swaptions	Net realized gains (losses) on derivatives	(1,476)	(6,134)	(7,044)
Other Derivative Assets	Net unrealized gains (losses) on derivatives	—	—	—
Other Derivative Assets	Net realized gains (losses) on derivatives	—	—	(566)
Total		$(122,793)	$6,188	$(55,409)
(1) Includes loss on terminations of interest rate swaps of $16 million and $61 million for the years ended December 31, 2017 and 2016, respectively. There were no swaps terminations during the year ended December 31, 2018.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2018 was 2.58% and the weighted average receive rate was 2.69%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2017 was 1.93% and the weighted average receive rate was 1.53%. The weighted average maturity on the Company’s interest rate swaps at December 31, 2018 and December 31, 2017 was 7 and 5 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features are in a net liability position at December 31, 2018 is approximately $99 million including accrued interest, which represents the maximum amount the Company would pay upon termination, which is fully collateralized.

10. Capital Stock

Preferred Stock

In September 2018, the Company issued 10,400,000 shares of 7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, or the Series C Preferred Stock, at a public offering price of $25.00 per share and for net proceeds to us of $252 million. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing in September 30, 2025, subject to the Company’s right, under limited circumstances, to redeem the Series C Preferred Stock prior to that date. The initial dividend rate for the Series C Preferred Stock, from and including September 20, 2018, to but not including September 30, 2025, will be equal to 7.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.9375 per share). On and after September 30, 2025, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 4.743% per annum. The Series C Preferred Stock is entitled to receive, when and as declared, a dividend at a rate of 7.75% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.

The Company declared dividends to Series C preferred stock holders of $6 million, or $0.54 per preferred share during the year ended December 31, 2018.

The Company declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the year ended December 31, 2018 and 2017, respectively.

The Company declared dividends to Series B preferred stockholders of $26 million and $22 million, or $2.00 and $1.68 per preferred share during the year ended December 31, 2018 and 2017, respectively.

Common Stock

In February 2018, our Board of Directors reauthorized $100 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, the Company repurchased approximately 883 thousand shares of its common stock at an average price of $16.81 per share for a total of $15 million during the year ended December 31, 2018. The Company did not repurchase any shares during the year ended December 31, 2017.

The Company declared dividends to common shareholders of $375 million and $377 million, or $2.00 per share during the years ended years ended December 31, 2018, and 2017, respectively.

Earnings per share for the years ended December 31, 2018, 2017 and 2016 respectively, are computed as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$368,440	$491,184	$549,494
Effect of dilutive securities:	—	—	—
Dilutive net income available to common shareholders	$368,440	$491,184	$549,494

Denominator:
Weighted average basic shares	187,146,170	187,780,355	187,728,634
Effect of dilutive securities	602,692	506,965	296,204
Weighted average dilutive shares	187,748,862	188,287,320	188,024,838

Net income per average share attributable to common stockholders - Basic	$1.97	$2.62	$2.93
Net income per average share attributable to common stockholders - Diluted	$1.96	$2.61	$2.92

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the year ended December 31, 2018 and 2017:

	December 31, 2018
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2017	$796,902	$796,902
OCI before reclassifications	(185,570)	(185,570)
Amounts reclassified from AOCI	15,500	15,500
Net current period OCI	(170,070)	(170,070)
Balance as of December 31, 2018	$626,832	$626,832

	December 31, 2017
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2016	$718,106	$718,106
OCI before reclassifications	24,218	24,218
Amounts reclassified from AOCI	54,578	54,578
Net current period OCI	78,796	78,796
Balance as of December 31, 2017	$796,902	$796,902

The following table presents the details of the reclassifications from AOCI for the year ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$6,291	$7,278	Net realized gains (losses) on sales of investments
	(21,791)	(61,856)	Net other-than-temporary credit impairment losses
	$(15,500)	$(54,578)	Income before income taxes
	—	—	Income taxes
	$(15,500)	$(54,578)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a restriction period lasting three years. During the vesting period, these shares may not be sold. There were approximately 5 million shares available for future grants under the Incentive Plan as of December 31, 2018.

During the first quarter of 2017, the Compensation Committee of the Board of Directors of the Company approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Equity Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award.

During the year ended December 31, 2018 and 2017, the Company granted certain of its employees Restricted Stock Units, or RSU awards.  RSU awards are designed to reward certain employees of the Company for services provided over the previous year. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. The RSU awards are valued at the market price of the Company’s common stock on the grant date and the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 335 thousand and 204 thousand RSU awards during the year ended December 31, 2018 and 2017, with a grant date fair value of $6 million and $4 million, respectively, which will be recognized as compensation expense on a straight-line basis over the three year vesting period.

During the year ended December 31, 2018 and 2017, the Company granted certain employees and directors 133 thousand and 144 thousand Performance Share Units, or PSU awards, respectively. PSU awards are designed to align compensation with the Company’s future performance. The PSU awards include a three year performance period ending on December 31, 2020 and December 31, 2019, respectively.  The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the total shareholder return of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period.  The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions.  Based on the model results, the 133 thousand PSU awards granted during 2018 had a grant date value of $2 million that will cliff vest on December 31, 2020. The 144 thousand PSU awards granted during 2017 had a grant date value of $3 million which will cliff vest on December 31, 2019.

The following table presents information with respect to the Company's stock awards during the years ended December 31, 2018 and 2017.

	For the Year Ended
	December 31, 2018		December 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	769,815	25.58	577,547	14.53
Granted	467,657	17.90	348,244	18.68
Vested	(69,303)	15.99	(155,976)	30.74
Forfeited	(8,986)	18.40	—	—
Unvested shares outstanding - end of period	1,159,183	16.51	769,815	25.58

The Company recognized stock based compensation expenses of $8 million and $4 million, for the years ended December 31, 2018 and 2017, respectively.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $18,500 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the years ended December 31, 2018 and 2017, were $434 thousand and $376 thousand, respectively.

13. Income Taxes

For the years ended December 31, 2018 and December 31, 2017, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. There were no significant income tax expenses for the years ended December 31, 2018, 2017 and 2016. The Company recorded a deferred tax asset of $7 million and $4 million for the years ended December 31, 2018 and 2017, respectively, relating to the activities of its TRSs. Of these amounts, the amount related to cumulative net operating losses was $550 thousand and $1 million as of December 31, 2018 and 2017, respectively, and the amount related to losses which were disallowed under Code Section 267(a) was $7 million and $3 million as of December 31, 2018 and 2017. The Company evaluates, based on both positive and negative evidence, the likelihood of realizing its deferred tax assets and established a valuation allowance of $7 million and $4 million for the years ended December 31, 2018 and 2017.

In general, cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital distributions.

The Company’s effective tax rate differs from its combined U.S. federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s 2017, 2016 and 2015 U.S. federal, state and local tax returns remain open for examination.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2018 and December 31, 2017.

	December 31, 2018
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(14,030,465)	$—	$(14,030,465)	$15,831,008	$—	$1,800,543
Interest Rate Swaps - Gross Assets	87,451	(51,653)	35,798	—	198,112	233,910
Interest Rate Swaps - Gross Liabilities	(169,790)	169,790	—	—	—	—
Treasury Futures - Gross Assets	—	—	—	—	3,220	3,220
Treasury Futures - Gross Liabilities	(13,375)	13,375	—	—	—	—
Swaptions - Gross Assets	1,670	—	1,670	—	—	1,670
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total Liabilities	$(14,124,509)	$131,512	$(13,992,997)	$15,831,008	$201,332	$2,039,343
(1) Included in other assets

	December 31, 2017
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(7,250,452)	$—	$(7,250,452)	$8,788,680	$1,156	$1,539,384
Interest Rate Swaps - Gross Assets	44,874	(1,617)	43,257	—	11,570	54,827
Interest Rate Swaps - Gross Liabilities	(1,617)	1,617	—	—	—	—
Treasury Futures - Gross Assets	3,552	—	3,552	—	376	3,928
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	2,105	—	2,105	—	—	2,105
Swaptions - Gross Liabilities	(320)	—	(320)	—	—	(320)
Total Liabilities	$(7,201,858)	$—	$(7,201,858)	$8,788,680	$13,102	$1,599,924
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

During the third quarter of 2018, Anacostia LLC, a TRS, acquired a 24.9% ownership interest in Kah Capital Management LLC, or KAH Capital, for $25 thousand. KAH Capital was formed to sponsor and manage one or more funds or accounts that focus on investments in U.S. housing related assets including reperforming and distressed loans, structured transactions and securities sourced from Government Sponsored Enterprises (GSEs) and private sellers, as well as other investments related to U.S. mortgage finance. KAH Capital will generate advisory and fee income and accordingly our investment is indirectly held through Anacostia LLC, a taxable REIT subsidiary.

In addition to the investment in KAH Capital, the Company has made a $150 million capital commitment to Hains Point (Hains Point), which is KAH Capital’s initial fund for which Chimera is the sole investor. As of December 31, 2018, the Company has funded $2 million towards that commitment. KAH Capital will manage the investments in Hains Point including asset selection, repurchase and other financing arrangements as well as hedging transactions. Capital calls for investments made in Hains Point are subject to our consent and approval. KAH Capital will earn $6.5 million over approximately 3 years for its investment advisory services.

KAH Capital is a registered investment advisor with the Securities and Exchange Commission (SEC). We do not believe we are a “control person” of KAH Capital given the structure of our investment. If we were deemed a control person by a court, the SEC or other regulatory body, under certain circumstances we could have liability for misconduct by KAH Capital.

16. Subsequent Events

Subsequent to December 31, 2018, the Company sold 8,000,000 shares of 8.00% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, or the Series D Preferred Stock, at a public offering price of $25.00 per share. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing in March 30, 2024, subject to the Company’s right, under limited circumstances, to redeem the Series D Preferred Stock prior to that date. The Series D Preferred Stock is entitled to receive a dividend at a rate of 8.00% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. This transaction was completed in January 2019, pursuant to which the company received net proceeds of $194 million.

17. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018.

	For the Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$348,033	$321,715	$306,436	$297,132
Interest expense	193,920	174,671	161,266	149,251
Net interest income	154,113	147,044	145,170	147,881
Net other-than-temporary credit impairment losses	(4,269)	(7,233)	(9,131)	(1,158)
Net gains (losses) on derivatives	(315,877)	74,078	24,502	94,504
Net unrealized gains (losses) on financial instruments at fair value	84,836	(34,306)	(18,364)	14,466
Net realized gains (losses) on sales of investments	1,213	(6,123)	2,167	—
Gain (loss) on Extinguishment of Debt	7,055	9,263	387	9,670
Total other expenses	29,855	25,395	26,587	26,322
Net income (loss)	$(102,798)	$157,321	$118,108	$239,007
Dividend on preferred stock	$14,437	$9,960	$9,400	$9,400
Net income (loss) available to common shareholders	$(117,235)	$147,361	$108,708	$229,607
Net income per common share-basic	$(0.63)	$0.79	$0.58	$1.22

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

CHIMERA INVESTMENT CORPORATION

Date: February 21, 2019	By:	/s/ Matthew Lambiase
Matthew Lambiase Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 21, 2019
Matthew Lambiase

/s/ Rob Colligan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2019
Rob Colligan

/s/ Mark Abrams	Director	February 21, 2019
Mark Abrams

/s/ Paul Donlin	Director	February 21, 2019
Paul Donlin

/s/ Gerard Creagh	Director	February 21, 2019
Gerard Creagh

/s/ Dennis Mahoney	Director	February 21, 2019
Dennis Mahoney

/s/ John P. Reilly	Director	February 21, 2019
John P. Reilly

/s/ Teresa Bryce Bazemore	Director	February 21, 2019
Teresa Bryce Bazemore

/s/ Debra Still	Director	February 21, 2019
Debra Still