Form 10-Q
period 2019-03-31
CHIMERA INVESTMENT CORP
filed 2019-05-02
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2019
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
10022
(Zip Code)
(212) 626-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	CIM	New York Stock Exchange
8.00% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	CIM PRA	New York Stock Exchange
8.00% Series B Cumulative Fixed-to-Floating Rate Redeemable Preferred Stock, par value $0.01 per share	CIM PRB	New York Stock Exchange
7.75% Series C Cumulative Fixed-to-Floating Rate Redeemable Preferred Stock, par value $0.01 per share	CIM PRC	New York Stock Exchange
8.00% Series D Cumulative Fixed-to-Floating Rate Redeemable Preferred Stock, par value $0.01 per share	CIM PRD	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2019
Common Stock, $0.01 par value	187,145,152

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$122,850	$47,486
Non-Agency RMBS, at fair value	2,538,043	2,486,130
Agency MBS, at fair value	12,238,044	12,188,950
Loans held for investment, at fair value	12,400,203	12,572,581
Receivable for investment sold	1,414,478	—
Accrued interest receivable	122,746	123,442
Other assets	500,593	252,582
Derivatives, at fair value, net	946	37,468
Total assets (1)	$29,337,903	$27,708,639
Liabilities:
Repurchase agreements ($17.2 billion and $15.8 billion pledged as collateral, respectively)	$15,323,874	$14,030,465
Securitized debt, collateralized by Non-Agency RMBS ($1.0 billion pledged as collateral, respectively)	153,179	159,955
Securitized debt at fair value, collateralized by loans held for investment ($11.8 billion and $12.3 billion pledged as collateral, respectively)	8,124,760	8,455,376
Payable for investments purchased	1,513,657	1,136,157
Accrued interest payable	124,759	110,402
Dividends payable	99,050	95,986
Accounts payable and other liabilities	45,447	16,469
Total liabilities (1)	$25,384,726	$24,004,810

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 and 0 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	—
Common stock: par value $0.01 per share; 500,000,000 and 300,000,000 shares authorized, 187,144,009 and 187,052,398 shares issued and outstanding, respectively	1,871	1,871
Additional paid-in-capital	4,268,063	4,072,093
Accumulated other comprehensive income	672,988	626,832
Cumulative earnings	3,497,636	3,379,489
Cumulative distributions to stockholders	(4,487,753)	(4,376,748)
Total stockholders' equity	$3,953,177	$3,703,829
Total liabilities and stockholders' equity	$29,337,903	$27,708,639
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of March 31, 2019 and December 31, 2018, total assets of consolidated VIEs were $13,076,640 and $13,392,951, respectively, and total liabilities of consolidated VIEs were $8,312,916 and $8,652,158, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended
	March 31, 2019	March 31, 2018
Net interest income:
Interest income (1)	$350,389	$297,132
Interest expense (2)	202,950	149,251
Net interest income	147,439	147,881
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(801)	(294)
Portion of loss recognized in other comprehensive income	(4,052)	(864)
Net other-than-temporary credit impairment losses	(4,853)	(1,158)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(89,315)	81,419
Realized gains (losses) on terminations of interest rate swaps	(108,046)	—
Net realized gains (losses) on derivatives	(7,277)	13,085
Net gains (losses) on derivatives	(204,638)	94,504
Net unrealized gains (losses) on financial instruments at fair value	200,812	14,466
Net realized gains (losses) on sales of investments	8,603	—
Gains (losses) on extinguishment of debt	—	9,670
Total other gains (losses)	4,777	118,640

Other expenses:
Compensation and benefits	14,370	8,411
General and administrative expenses	5,883	5,489
Servicing fees	8,963	11,334
Deal expenses	—	1,088
Total other expenses	29,216	26,322
Income (loss) before income taxes	118,147	239,041
Income taxes	—	34
Net income (loss)	$118,147	$239,007

Dividends on preferred stock	17,392	9,400

Net income (loss) available to common shareholders	$100,755	$229,607

Net income (loss) per share available to common shareholders:
Basic	$0.54	$1.22
Diluted	$0.54	$1.22

Weighted average number of common shares outstanding:
Basic	187,112,454	187,553,281
Diluted	188,199,711	188,176,753

(1) Includes interest income of consolidated VIEs of $207,112 and $235,026 for the quarters ended March 31, 2019 and 2018, respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $91,027 and $99,614 for the quarters ended March 31, 2019 and 2018, respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended
	March 31, 2019	March 31, 2018
Comprehensive income (loss):
Net income (loss)	$118,147	$239,007
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	26,385	(88,816)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	4,853	1,158
Reclassification adjustment for net realized losses (gains) included in net income	14,918	—
Other comprehensive income (loss)	46,156	(87,658)
Comprehensive income (loss) before preferred stock dividends	$164,303	$151,349
Dividends on preferred stock	$17,392	$9,400
Comprehensive income (loss) available to common stock shareholders	$146,911	$141,949

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total

Balance, December 31, 2017	$58	$130	$—	$—	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977
Net income (loss)	—	—	—	—	—	—	—	239,007	—	239,007
Other comprehensive income (loss)	—	—	—	—	—	—	(87,658)	—	—	(87,658)
Repurchase of common stock	—	—	—	—	(8)	(14,826)	—	—	—	(14,834)
Stock based compensation	—	—	—	—	—	2,526	—	—	—	2,526
Common dividends declared	—	—	—	—	—	—	—	—	(93,875)	(93,875)
Preferred dividends declared	—	—	—	—	—	—	—	—	(9,400)	(9,400)
Balance, March 31, 2018	$58	$130	$—	$—	$1,870	$3,814,391	$709,244	$3,206,859	$(4,061,809)	$3,670,743

Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829
Net income (loss)	—	—	—	—	—	—	—	118,147	—	118,147
Other comprehensive income (loss)	—	—	—	—	—	—	46,156	—	—	46,156
Stock based compensation	—	—	—	—	—	2,682	—	—	—	2,682
Common dividends declared	—	—	—	—	—	—	—	—	(93,613)	(93,613)
Preferred dividends declared	—	—	—	—	—	—	—	—	(17,392)	(17,392)
Issuance of preferred stock	—	—	—	80	—	193,288	—	—	—	193,368
Balance, March 31, 2019	$58	$130	$104	$80	$1,871	$4,268,063	$672,988	$3,497,636	$(4,487,753)	$3,953,177

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarters Ended
	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities:
Net income	$118,147	$239,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	6,030	2,521
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	(5,955)	(693)
Amortization of swaption premium	160	727
Net unrealized losses (gains) on derivatives	89,315	(81,419)
Margin (paid) received on derivatives	(98,565)	43,891
Net unrealized losses (gains) on financial instruments at fair value	(200,812)	(14,466)
Net realized losses (gains) on sales of investments	(8,603)	—
Net other-than-temporary credit impairment losses	4,853	1,158
(Gain) loss on extinguishment of debt	—	(9,670)
Equity-based compensation expense	2,682	2,526
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(662)	2,120
Decrease (increase) in other assets	1,025	12,501
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	15,655	(7,766)
Increase (decrease) in accrued interest payable, net	14,554	8,041
Net cash provided by (used in) operating activities	$(62,176)	$198,478
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(1,379,467)	$(217,579)
Sales	91,731	—
Principal payments	215,403	109,645
Non-Agency RMBS portfolio:
Purchases	(112,778)	—
Sales	4,394	—
Principal payments	78,689	96,988
Loans held for investment:
Purchases	(512,044)	(369,583)
Sales	358,175	—
Principal payments	375,087	443,755
Net cash provided by (used in) investing activities	$(880,810)	$63,226
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$25,994,053	$13,951,070
Payments on repurchase agreements	(24,700,865)	(13,997,248)
Net proceeds from preferred stock offerings	193,368	—
Payments on repurchase of common stock	—	(14,834)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	—	509,066
Payments on securitized debt borrowings, collateralized by loans held for investment	(354,361)	(558,917)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(5,905)	(10,353)
Common dividends paid	(93,526)	(93,905)
Preferred dividends paid	(14,414)	(9,400)

Net cash provided by (used in) financing activities	$1,018,350	$(224,521)
Net increase (decrease) in cash and cash equivalents	75,364	37,183
Cash and cash equivalents at beginning of period	47,486	63,569
Cash and cash equivalents at end of period	$122,850	$100,752

Supplemental disclosure of cash flow information:
Interest received	$357,111	$301,772
Interest paid	$194,549	$141,903
Non-cash investing activities:
Receivable for investments sold	$1,414,478	$—
Payable for investments purchased	$1,513,657	$766,250
Net change in unrealized gain (loss) on available-for sale securities	$46,156	$(87,658)
Retained beneficial interests	$40,825	$—

Non-cash financing activities:
Dividends declared, not yet paid	$99,050	$95,335

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

(c) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates including in accounting for income recognition and OTTI on Agency and Non-Agency RMBS and IO MBS (Note 3), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4), securitized debt (Note 7), derivative instruments (Notes 5 and 9) and compensation expense estimates (Note 12). Actual results could differ materially from those estimates.

(d) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2018, other than the significant accounting policies disclosed below.

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2019 or December 31, 2018.

Fair Value Disclosure

The Company has elected to account for certain Non- Agency RMBS investments acquired on or after January 1, 2019 under the fair value option. Under the fair value option, these investments will be carried at fair value, with changes in fair value reported in earnings (included as part of “Net unrealized gains (losses) on financial instruments at fair value”). Consistent with all other investments for which the Company has elected the fair value option, the Company will recognize revenue on a prospective basis in accordance with guidance in ASC 325-40.

The Company carries the majority of its financial instruments at fair value. The Company has elected fair value option on certain Non-Agency RMBS, Agency MBS, Loans held for investments and Securitized debt, collateralized by loans held for investment. The Company believes the fair value option election will provide its financial statements user with reduced complexity, greater consistency, understandability and comparability.

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

(e) Recent Accounting Pronouncements

Derivatives and Hedging (Topic 815):

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU No. 2018-16)

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The Company has adopted this guidance as of January 1, 2019. The Company does not have any derivative instruments linked to SOFR and the Company does not apply hedge accounting for GAAP reporting purposes. The adoption of this guidance did not have any impact on the Company's consolidated financial statements.

Targeted improvements to Accounting for Hedging Activities (ASU No. 2017-12)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted improvements to Accounting for Hedging Activities. This update is issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The Company has adopted this guidance as of January 1, 2019. The Company does not apply hedge accounting for GAAP reporting purposes. The adoption of this guidance did not have any impact on the Company's consolidated financial statements.

Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. It eliminates disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy and policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. It adds the following disclosure requirements, but it exempts nonpublic entities from these requirements: i) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and ii) For recurring and nonrecurring Level 3 fair value measurements, the range and weighted averages used to develop significant unobservable inputs and how the weighted average was calculated, with certain exceptions. The Company has adopted this guidance as of January 1, 2019. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

Income Statement - Reporting Comprehensive Income - (Topic 220)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The Company has adopted this guidance as of January 1, 2019. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

Financial Instruments - Credit Losses - (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current model for recognizing credit losses from an incurred credit loss model to a current expected credit loss (CECL) model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale (AFS) debt securities for all expected (rather than incurred) credit losses of the asset rather than reduce the carrying amount, as the Company does under the current OTTI model. This update also simplifies the accounting model for purchased credit-impaired debt securities and loans. The changes in the allowances created in accordance with this update will be recorded in earnings. The update also expands the disclosure requirements regarding the Company's assumptions, models, and methods for estimating the expected credit losses. In addition, the Company will disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The guidance in the ASU is effective for the Company as of January 1, 2020. Early adoption is allowed, beginning January 1, 2019. The standard requires entities to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. The Company did not early adopt and is currently evaluating what impact this update will have on the consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in Agency residential, commercial and IO MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of March 31, 2019 and December 31, 2018.

		March 31, 2019
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,347,459	$590	$(1,076,077)	$1,271,972	$1,922,984	$651,411	$(399)	$651,012
Senior, interest-only	6,227,847	289,604	—	289,604	281,757	42,464	(50,311)	(7,847)
Subordinated	446,450	8,729	(187,755)	267,424	321,355	54,101	(170)	53,931
Subordinated, interest-only	229,475	10,298	—	10,298	11,947	1,881	(232)	1,649
Agency MBS
Residential	8,686,945	209,197	—	8,896,142	8,952,414	94,066	(37,794)	56,272
Commercial	3,080,065	65,013	(5,185)	3,139,893	3,138,727	25,839	(27,005)	(1,166)
Interest-only	2,627,192	145,343	—	145,343	146,903	4,364	(2,804)	1,560
Total	$23,645,433	$728,774	$(1,269,017)	$14,020,676	$14,776,087	$874,126	$(118,715)	$755,411

		December 31, 2018
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,386,049	$537	$(1,112,368)	$1,274,218	$1,943,124	$669,356	$(450)	$668,906
Senior, interest-only	5,667,198	286,942	—	286,942	254,890	31,123	(63,175)	(32,052)
Subordinated	394,037	8,642	(179,669)	223,010	276,467	53,702	(245)	53,457
Subordinated, interest-only	221,549	9,932	—	9,932	11,649	2,000	(283)	1,717
Agency MBS
Residential	8,984,249	221,606	—	9,205,855	9,174,382	51,986	(83,459)	(31,473)
Commercial	2,895,679	61,727	(4,469)	2,952,937	2,881,222	6,303	(78,018)	(71,715)
Interest-only	3,028,572	136,026	—	136,026	133,346	1,986	(4,666)	(2,680)
Total	$23,577,333	$725,412	$(1,296,506)	$14,088,920	$14,675,080	$816,456	$(230,296)	$586,160

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarters Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Balance at beginning of period	$1,248,309	$1,303,590
Purchases	—	—
Yield income earned	(55,990)	(59,732)
Reclassification (to) from non-accretable difference	6,693	50,026
Sales and deconsolidation	(506)	112
Balance at end of period	$1,198,506	$1,293,996

The table below presents the outstanding principal balance and related amortized cost at March 31, 2019 and December 31, 2018 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarter Ended	For the Year Ended
	March 31, 2019	December 31, 2018
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$2,325,154	$2,673,350
End of period	$2,252,126	$2,325,154
Amortized cost:
Beginning of period	$1,158,291	$1,381,839
End of period	$1,119,307	$1,158,291

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018. All securities in an unrealized loss position have been evaluated by the Company for OTTI.

			March 31, 2019
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$32,777	$(399)	1	$32,777	$(399)	1
Senior, interest-only	31,447	(2,537)	18	103,525	(47,774)	88	134,972	(50,311)	106
Subordinated	1,097	(78)	1	725	(92)	11	1,822	(170)	12
Subordinated, interest-only	2,016	(113)	1	284	(119)	1	2,300	(232)	2
Agency MBS
Residential	425,019	(735)	2	1,515,009	(37,059)	88	1,940,028	(37,794)	90
Commercial	652,433	(9,357)	312	857,886	(17,648)	239	1,510,319	(27,005)	551
Interest-only	10,285	(100)	4	16,948	(2,704)	9	27,233	(2,804)	13
Total	$1,122,297	$(12,920)	338	$2,527,154	$(105,795)	437	$3,649,451	$(118,715)	775

			December 31, 2018
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$33,303	$(450)	1	$33,303	$(450)	1
Senior, interest-only	34,236	(4,276)	29	95,108	(58,899)	91	129,344	(63,175)	120
Subordinated	13,404	(245)	7	—	—	8	13,404	(245)	15
Subordinated, interest-only	2,104	(158)	2	303	(125)	1	2,407	(283)	3
Agency MBS
Residential	779,322	(6,220)	17	1,809,566	(77,239)	114	2,588,888	(83,459)	131
Commercial	1,697,555	(56,382)	548	504,570	(21,636)	183	2,202,125	(78,018)	731
Interest-only	5,769	(48)	2	41,659	(4,618)	17	47,428	(4,666)	19
Total	$2,532,390	$(67,329)	605	$2,484,509	$(162,967)	415	$5,016,899	$(230,296)	1,020

At March 31, 2019, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2019.

Gross unrealized losses on the Company’s Agency residential and commercial MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $38 million and $95 million as of March 31, 2019 and December 31, 2018, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2019 and December 31, 2018, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $477 thousand and $601 thousand at March 31, 2019 and December 31, 2018, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters ended March 31, 2019 and 2018 are presented below.

	For the Quarters Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Total other-than-temporary impairment losses	$(801)	$(294)
Portion of loss recognized in other comprehensive income (loss)	(4,052)	(864)
Net other-than-temporary credit impairment losses	$(4,853)	$(1,158)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarters Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Cumulative credit loss beginning balance	$587,199	$591,521
Additions:
Other-than-temporary impairments not previously recognized	1,479	1,140
Reductions for securities sold or deconsolidated during the period	—	(173)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	3,375	18
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(771)	(6,450)
Cumulative credit impairment loss ending balance	$591,282	$586,056

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS for the periods reported are summarized as follows:

	For the Quarters Ended
	March 31, 2019	March 31, 2018
Loss Severity
Weighted Average	69%	100%
Range	53% - 102%	34% - 132%
60+ days delinquent
Weighted Average	8%	18%
Range	2% - 18%	16% - 19%
Credit Enhancement (1)
Weighted Average	0%	17%
Range	0% - 0%	0% - 51%
3 Month CPR
Weighted Average	8%	27%
Range	3% - 21%	3% - 39%
12 Month CPR
Weighted Average	9%	15%
Range	3% - 12%	3% - 20%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at March 31, 2019 and December 31, 2018.

		March 31, 2019
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$651,184	$227	$651,411	$(399)	$—	$(399)
Senior, interest-only	—	42,464	42,464	—	(50,311)	(50,311)
Subordinated	49,318	4,783	54,101	(78)	(92)	(170)
Subordinated, interest-only	—	1,881	1,881	—	(232)	(232)
Agency MBS
Residential	2,868	91,198	94,066	(24,976)	(12,818)	(37,794)
Commercial	8,117	17,722	25,839	(13,046)	(13,959)	(27,005)
Interest-only	—	4,364	4,364	—	(2,804)	(2,804)
Total	$711,487	$162,639	$874,126	$(38,499)	$(80,216)	$(118,715)

		December 31, 2018
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$669,356	$—	$669,356	$(450)	$—	$(450)
Senior, interest-only	—	31,123	31,123	—	(63,175)	(63,175)
Subordinated	50,235	3,467	53,702	(151)	(94)	(245)
Subordinated, interest-only	—	2,000	2,000	—	(283)	(283)
Agency MBS
Residential	1,708	50,278	51,986	(59,552)	(23,907)	(83,459)
Commercial	811	5,492	6,303	(35,125)	(42,893)	(78,018)
Interest-only	—	1,986	1,986	—	(4,666)	(4,666)
Total	$722,110	$94,346	$816,456	$(95,278)	$(135,018)	$(230,296)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,347,459	$54.19	$81.92	5.1%	19.2%
Senior, interest-only	6,227,847	4.65	4.52	1.1%	8.1%
Subordinated	446,450	59.90	71.98	4.1%	9.3%
Subordinated, interest-only	229,475	4.49	5.21	1.1%	15.9%
Agency MBS
Residential pass-through	8,686,945	102.41	103.06	4.0%	3.6%
Commercial pass-through	3,080,065	101.94	101.90	3.6%	3.4%
Interest-only	2,627,192	5.53	5.59	1.0%	5.3%
(1) Bond Equivalent Yield at period end.

	December 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,386,049	$53.40	$81.44	5.0%	19.5%
Senior, interest-only	5,667,198	5.06	4.50	1.2%	8.4%
Subordinated	394,037	56.60	70.16	4.0%	9.9%
Subordinated, interest-only	221,549	4.48	5.26	1.1%	16.4%
Agency MBS
Residential pass-through	8,984,249	102.47	102.12	4.0%	3.6%
Commercial pass-through	2,895,679	101.98	99.50	3.6%	3.4%
Interest-only	3,028,572	4.49	4.40	0.8%	4.3%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
AAA	1.0%	0.5%
AA	0.1%	0.1%
A	0.3%	0.3%
BBB	0.8%	0.4%
BB	4.1%	3.6%
B	1.4%	1.1%
Below B or not rated	92.3%	94.0%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2019 and December 31, 2018 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	March 31, 2019
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$6,994	$355,416	$940,246	$620,328	$1,922,984
Senior interest-only	1,224	53,184	103,826	123,523	281,757
Subordinated	—	41,834	38,486	241,035	321,355
Subordinated interest-only	—	284	8,948	2,715	11,947
Agency MBS
Residential	—	5,556,080	3,396,334	—	8,952,414
Commercial	15,367	533	28,670	3,094,157	3,138,727
Interest-only	102,838	23,238	18,422	2,405	146,903
Total fair value	$126,423	$6,030,569	$4,534,932	$4,084,163	$14,776,087
Amortized cost
Non-Agency RMBS
Senior	$6,941	$284,202	$584,098	$396,731	$1,271,972
Senior interest-only	2,195	54,767	112,167	120,475	289,604
Subordinated	—	30,127	23,190	214,107	267,424
Subordinated interest-only	—	402	7,097	2,799	10,298
Agency MBS
Residential	—	5,494,865	3,401,277	—	8,896,142
Commercial	15,434	533	29,363	3,094,563	3,139,893
Interest-only	99,013	25,845	18,072	2,413	145,343
Total amortized cost	$123,583	$5,890,741	$4,175,264	$3,831,088	$14,020,676

	December 31, 2018
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,611	$357,543	$946,536	$631,434	$1,943,124
Senior interest-only	1,189	38,407	96,401	118,893	254,890
Subordinated	—	39,825	43,744	192,898	276,467
Subordinated interest-only	—	303	9,321	2,025	11,649
Agency MBS
Residential	—	640,713	8,524,211	9,458	9,174,382
Commercial	—	15,468	28,205	2,837,549	2,881,222
Interest-only	65,675	48,580	19,091	—	133,346
Total fair value	$74,475	$1,140,839	$9,667,509	$3,792,257	$14,675,080
Amortized cost
Non-Agency RMBS
Senior	$7,522	$277,025	$585,187	$404,484	$1,274,218
Senior interest-only	2,250	46,944	111,538	126,210	286,942
Subordinated	—	29,487	26,036	167,487	223,010
Subordinated interest-only	—	428	7,358	2,146	9,932
Agency MBS
Residential	—	645,368	8,550,766	9,721	9,205,855
Commercial	—	15,543	29,447	2,907,947	2,952,937
Interest-only	64,185	53,076	18,765	—	136,026
Total amortized cost	$73,957	$1,067,871	$9,329,097	$3,617,995	$14,088,920

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At March 31, 2019 and December 31, 2018, 66% and 71% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At March 31, 2019 and December 31, 2018, 19% and 12% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
Weighted average maturity (years)		22.0		21.3
Weighted average amortized loan to value (1)		63.3%		62.9%
Weighted average FICO (2)		713		708
Weighted average loan balance (in thousands)		$304		$308
Weighted average percentage owner occupied		85.9%		85.7%
Weighted average percentage single family residence		61.8%		63.8%
Weighted average current credit enhancement		1.5%		1.4%
Weighted average geographic concentration of top four states	CA	33.9%	CA	33.8%
	FL	7.6%	FL	7.7%
	NY	6.8%	NY	7.4%
	NJ	2.0%	NJ	2.1%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2019 and December 31, 2018.

Origination Year	March 31, 2019	December 31, 2018
2003 and prior	1.4%	1.3%
2004	1.7%	1.7%
2005	12.4%	12.9%
2006	50.3%	49.8%
2007	29.4%	31.0%
2008 and later	4.8%	3.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2019 and 2018 are as follows:

	For the Quarters Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Proceeds from sales	$1,509,281	$—

Gross realized gains	27,297	—
Gross realized losses	(18,694)	—
Net realized gain (loss)	$8,603	$—

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At March 31, 2019, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $12.0 billion and $12.2 billion as of March 31, 2019 and December 31, 2018, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at March 31, 2019 and December 31, 2018:

	For the Quarter Ended	For the Year Ended
	March 31, 2019	December 31, 2018
	(dollars in thousands)
Balance, beginning of period	$12,572,581	$13,678,263
Purchases	512,044	1,671,330
Principal paydowns	(375,087)	(1,859,155)
Sales and settlements	(401,901)	(807,364)
Net periodic accretion (amortization)	(13,979)	(83,393)
Realized gains (losses) on sales and settlements	—	101
Change in fair value	106,545	(27,201)
Balance, end of period	$12,400,203	$12,572,581

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans. During the quarter ended March 31, 2019, the Company purchased $399 million of loans which were subsequently sold to a trust and securitized, with the Company retaining $41 million of beneficial interests. During the year ended December 31, 2018, the Company purchased $415 million of loans which were subsequently sold to a trust and securitized, with the Company retaining $40 million of beneficial interests. There were no gains or losses incurred from the sale of these assets.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	March 31, 2019	December 31, 2018
2002 and prior	7.2%	7.3%
2003	6.5%	6.6%
2004	13.5%	13.6%
2005	19.4%	19.5%
2006	22.5%	22.7%
2007	19.4%	19.5%
2008	6.1%	6.2%
2009	1.0%	1.0%
2010 and later	4.4%	3.6%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Number of loans		136,791		140,345
Weighted average maturity (years)		18.3		18.6
Weighted average loan to value (1)		87.4%		87.5%
Weighted average FICO (1)		629		629
Weighted average loan balance (in thousands)		$89		$89
Weighted average percentage owner occupied		89.3%		90.1%
Weighted average percentage single family residence		86.1%		86.3%
Weighted average geographic concentration of top five states	CA	9.5%	CA	9.0%
	FL	7.2%	FL	7.3%
	OH	5.9%	OH	5.9%
	NY	5.8%	NY	5.7%
	PA	5.6%	PA	5.6%
(1) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at March 31, 2019 and December 31, 2018.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal/Notional
	(dollars in thousands)
March 31, 2019	$860,489	$290,509	$327,712	$281,078	$301,013	$51,993	$2,112,794	$12,139,229
% of Unpaid Principal Balance	7.1%	2.4%	2.7%	2.3%	2.5%	0.4%	17.4%

December 31, 2018	$855,423	$278,953	$342,944	$266,034	$292,307	$47,055	$2,082,716	$12,432,582
% of Unpaid Principal Balance	6.9%	2.2%	2.8%	2.1%	2.4%	0.4%	16.8%

The fair value of residential mortgage loans 90 days or more past due was $619 million and $606 million as of March 31, 2019 and December 31, 2018, respectively.

Real estate owned

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a gain or loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at March 31, 2019 and December 31, 2018 was $20 million and $17 million, respectively, and were recorded in Other Assets on the Company’s Consolidated Statements of Financial Condition.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At March 31, 2019, seventeen investment holdings with an internally developed fair value of $171 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third party prices provided of $168 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2019 in excess of the derived predetermined threshold for the period. At December 31, 2018,nineteen investment holdings with an internally developed fair value of $127 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $4 million higher than the third party prices provided of $123 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2018 in excess of the derived predetermined threshold for the period.

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

At March 31, 2019, the internally developed fair value of two loan pools of $1.2 billion had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $20 million lower than the third party price provided of $1.2 billion. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. At December 31, 2018, the internally developed fair value of three loan pools of $489 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third party price provided of $486 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price.

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

Fair value option

The table below shows the unpaid principal, fair value and impact of change in fair value on each of the financial instruments carried with fair value option as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Senior	44,913	45,212	227
Subordinated	57,256	59,800	1,319
Senior, interest-only	6,227,847	281,757	24,204
Subordinated, interest-only	229,475	11,947	(68)
Agency MBS
Residential Pass-through	7,645,236	7,881,274	52,011
Commercial Pass-through	1,796,747	1,828,837	41,162
Interest-only	2,627,192	146,903	4,241
Loans held for investment, at fair value	12,139,229	12,400,203	106,545
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,205,804	8,124,760	(28,829)

	December 31, 2018
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$12,014	$(145)
Senior, interest-only	5,667,198	254,890	20,095
Subordinated, interest-only	221,549	11,649	1,261
Agency MBS
Residential Pass-through	7,573,835	7,739,382	31,185
Commercial Pass-through	1,607,626	1,595,681	(35,002)
Interest-only	3,028,572	133,346	4,230
Loans held for investment, at fair value	12,432,582	12,572,581	(27,201)
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,561,319	8,455,376	52,209

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

Short-term Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, dividends payable, payable for investments purchased, receivable for investments sold and accrued interest payable are considered to be a reasonable estimate of fair value due to the short term nature and low credit risk of these short-term financial instruments.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2019 and December 31, 2018 are presented below.

	March 31, 2019
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,538,043	$—	$2,538,043
Agency MBS, at fair value	—	12,238,044	—	—	12,238,044
Loans held for investment, at fair value	—	—	12,400,203	—	12,400,203
Derivatives	—	39,127	—	(38,181)	946

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,124,760	—	8,124,760
Derivatives	8,050	214,595	—	(222,645)	—

	December 31, 2018
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,486,130	$—	$2,486,130
Agency MBS, at fair value	—	12,188,950	—	—	12,188,950
Loans held for investment, at fair value	—	—	12,572,581	—	12,572,581
Derivatives	—	89,121	—	(51,653)	37,468

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,455,376	—	8,455,376
Derivatives	13,375	169,790	—	(183,165)	—

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at March 31, 2019 and December 31, 2018.

Fair Value Reconciliation, Level 3
	For the Quarter Ended, March 31, 2019
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,486,130	$12,572,581	$8,455,376
Transfers in to Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases of assets/ issuance of debt	108,603	512,044	—
Principal payments	(78,689)	(375,087)	(354,361)
Sales and Settlements	(4,394)	(401,901)	—
Net accretion (amortization)	25,607	(13,979)	(5,084)
Gains (losses) included in net income
Other than temporary credit impairment losses	(4,853)	—	—
Realized gains (losses) on sales and settlements	(1,079)	—	—
Net unrealized gains (losses) included in income	25,683	106,545	28,829
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(18,965)	—	—
Ending balance Level 3	$2,538,043	$12,400,203	$8,124,760

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2018
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,851,316	$13,678,263	$9,388,657
Transfers in to Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases of assets/ issuance of debt	253,952	1,671,330	1,769,539
Principal payments	(521,109)	(1,859,155)	(1,778,625)
Sales and Settlements	(100,786)	(807,364)	(834,414)
Net accretion (amortization)	101,088	(83,393)	(11,197)
Gains (losses) included in net income
Other than temporary credit impairment losses	(21,791)	—	—
Realized gains (losses) on sales and settlements	201	101	(26,375)
Net unrealized gains (losses) included in income	21,208	(27,201)	(52,209)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(97,949)	—	—
Ending balance Level 3	$2,486,130	$12,572,581	$8,455,376

There were no transfers in or out from Level 3, during the quarter ended March 31, 2019 and during the year ended December 31, 2018.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of March 31, 2019 and December 31, 2018 follows:

	March 31, 2019
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	4.4%	1% -17%	6.3%	0% -60%	5.4%	35% -95%	48.2%
Senior interest-only	0% -100%	10.9%	2% -27%	10.6%	0% -35%	3.5%	30% -95%	43.7%
Subordinated	4% -15%	5.6%	1% -20%	7.8%	0% -39%	2.8%	10% -70%	41.4%
Subordinated interest-only	9% -100%	12.8%	4% -22%	10.0%	0% -7%	2.8%	30% -46%	39.8%

	December 31, 2018
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	4.5%	1% -25%	6.7%	0% -60%	6.1%	35% -95%	48.0%
Senior interest-only	8% -100%	11.1%	3% -32%	10.9%	0% -60%	4.5%	30% -95%	44.5%
Subordinated	4% -20%	5.8%	1% -19%	7.5%	0% -34%	2.9%	10% -70%	42.5%
Subordinated interest-only	9% -100%	12.0%	4% -25%	12.8%	0% -24%	5.6%	35% -68%	41.2%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of March 31, 2019 and December 31, 2018 follows:

	March 31, 2019
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	4.1%	6% - 15%	8.8%	0% - 36%	1.4%	30% - 70%	59.5%

	December 31, 2018
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	4.3%	6% - 18%	9.3%	0% - 23%	1.5%	30% - 65%	58.8%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of March 31, 2019 and December 31, 2018 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized primarily by seasoned subprime mortgages at fair value as of March 31, 2019 and December 31, 2018 follows:

	March 31, 2019	December 31, 2018
Factor:
Coupon
Base Rate	4.9%	5.2%
Actual	6.9%	6.9%

FICO
Base Rate	638	638
Actual	626	626

Loan-to-value (LTV)
Base Rate	88%	88%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	90%	90%
Investor	1%	1%
Secondary	9%	9%
Property Type
Single family	86%	86%
Manufactured housing	4%	4%
Multi-family/mixed use/other	10%	10%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

	March 31, 2019
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	15,323,874	15,377,158
Securitized debt, collateralized by Non-Agency RMBS	3	153,179	135,750

	December 31, 2018
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	14,030,465	14,085,164
Securitized debt, collateralized by Non-Agency RMBS	3	159,955	140,711

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month and three-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of collateral pledged as of March 31, 2019 and December 31, 2018 were:

	March 31, 2019	December 31, 2018
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$11,304,483	$10,193,272
Non-agency MBS and Loans held for investment (in thousands)	4,019,391	3,837,193
Total:	$15,323,874	$14,030,465

Average balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$10,695,015	$6,085,643
Non-agency MBS and Loans held for investment (in thousands)	3,898,372	3,730,527
Total:	$14,593,387	$9,816,170

Average borrowing rate of Repurchase agreements secured by:
Agency MBS	2.71%	2.55%
Non-agency MBS and Loans held for investment	4.06%	4.04%

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	34 Days	30 Days
Non-agency MBS and Loans held for investment	217 Days	231 Days

Average original maturity of Repurchase agreements secured by:
Agency MBS	82 Days	88 Days
Non-agency MBS and Loans held for investment	244 Days	259 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$11,925,748	$10,832,018
Non-agency MBS and Loans held for investment (in thousands)	5,283,063	4,998,990
Total:	$17,208,811	$15,831,008

At March 31, 2019 and December 31, 2018, the repurchase agreements collateralized by MBS and Loans held for investment had the following remaining maturities.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Overnight	$8,504	$—
1 to 29 days	6,455,405	6,326,232
30 to 59 days	4,897,931	4,620,656
60 to 89 days	1,507,408	1,504,695
90 to 119 days	683,716	169,244
Greater than or equal to 120 days	1,770,910	1,409,638
Total	$15,323,874	$14,030,465

At March 31, 2019 and December 31, 2018, there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2019 and December 31, 2018 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $169 million and $175 million, respectively. At March 31, 2019 and December 31, 2018, the debt carried a weighted average coupon equal to 6.4%, respectively. As of March 31, 2019, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

There were no securitized debt collateralized by Non-Agency RMBS acquisitions during the quarters ended March 31, 2019 and 2018.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at March 31, 2019 and December 31, 2018, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Within One Year	$20,863	$23,602
One to Three Years	26,858	30,803
Three to Five Years	6,182	8,047
Greater Than Five Years	2,862	3,605
Total	$56,765	$66,057

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

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2019 and December 31, 2018 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $8.2 billion and $8.6 billion, respectively. At March 31, 2019 and December 31, 2018 the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 4.5%, respectively. As of March 31, 2019, the maturities of the debt range between the years 2023 and 2067.

There were no securitized debt collateralized by loans acquisitions during the quarters ended March 31, 2019. During the quarter ended March 31, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $149 million for $139 million. This transaction resulted in a net gain on the extinguishment of debt of $10 million, which is reflected in earnings for the quarter ended March 31, 2018.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at March 31, 2019 and December 31, 2018, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Within One Year	$1,509,970	$1,608,381
One to Three Years	2,471,069	2,587,635
Three to Five Years	1,863,415	1,949,060
Greater Than Five Years	2,215,326	2,237,259
Total	$8,059,780	$8,382,335

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at March 31, 2019.

March 31, 2019
(dollars in thousands)
Year	Principal
2019	$307,944
2020	4,014,172
2021	3,314,461
2022	264,362
2023	124,136
Total	$8,025,075

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of March 31, 2019, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $13.1 billion and liabilities with a carrying value of $8.3 billion. As of December 31, 2018, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $13.4 billion and liabilities with a carrying value of $8.7 billion.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$985,588	$1,017,442
Loans held for investment, at fair value	11,986,287	12,263,265
Accrued interest receivable	66,560	72,389
Other assets	38,205	39,855
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$153,179	$159,955
Securitized debt at fair value, collateralized by loans held for investment	8,124,760	8,455,376
Accrued interest payable	32,035	33,541
Other liabilities	2,942	3,286

Income, OTTI and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$207,112	$235,026
Interest expense, Non-recourse liabilities of VIEs	91,027	99,614
Net interest income	$116,085	$135,412

Total other-than-temporary impairment losses	$(424)	$—
Portion of loss recognized in other comprehensive income (loss)	(3,831)	—
Net other-than-temporary credit impairment losses	$(4,255)	$—

Servicing fees	$8,739	$10,411

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2019, ranged from less than $1 million to $50 million, with an aggregate amount of $1.6 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2018, ranged from less than $1 million to $52 million, with an aggregate amount of $1.5 billion, respectively. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.3 billion and $1.2 billion at March 31, 2019 and December 31, 2018, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

9. Derivative Instruments

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, and Treasury futures. The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. Treasury futures are derivatives which track the prices of specific Treasury securities and are traded on an active exchange. It is generally the Company’s policy to close out any Treasury futures positions prior to delivering the underlying security. The Company uses Treasury futures to lock in a fixed rate related to a portion of its current and anticipated payments on its repurchase agreements.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2019 and December 31, 2018.

		March 31, 2019
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$9,508,200	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	53,000	Derivatives, at fair value, net	946	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$10,180,900		$946		$—

		December 31, 2018
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$10,906,700	Derivatives, at fair value, net	$35,798	Derivatives, at fair value, net	$—
Swaptions	53,000	Derivatives, at fair value, net	1,670	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$11,579,400		$37,468		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2019	March 31, 2018
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(94,075)	$84,964
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(102,584)	(2,612)
Treasury Futures	Net unrealized gains (losses) on derivatives	5,325	(6,587)
Treasury Futures	Net realized gains (losses) on derivatives	(12,579)	16,424
Swaptions	Net unrealized gains (losses) on derivatives	(565)	3,042
Swaptions	Net realized gains (losses) on derivatives	(160)	(727)
Total		$(204,638)	$94,504

(1) Includes loss on termination of interest rate swaps of $108 million during the quarter ended March 31, 2019. There were no swaps terminations during the quarter ended March 31, 2018.

The company paid $108 million to terminate interest rate swaps with a notional value of $1.5 billion during the quarter ended March 31, 2019. The terminated swaps had original maturities of 2028. There were no swap terminations during the quarter ended March 31, 2018

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2019 was 2.48% and the weighted average receive rate was 2.67%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2018 was 2.58% and the weighted average receive rate was 2.69%. The weighted average maturity on the Company’s interest rate swaps at March 31, 2019 and December 31, 2018 was 6 years and 7 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s ISDAs and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features are in a net liability position at March 31, 2019 is approximately $211 million including accrued interest, which represents the maximum amount the Company would pay upon termination, which is fully collateralized.

10. Capital Stock

Preferred Stock

In January 2019, the Company issued 8,000,000 shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, or the Series D Preferred Stock, at a public offering price of $25.00 per share and for net proceeds to us of $193 million. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing in March 30, 2024, subject to the Company’s right, under limited circumstances, to redeem the Series D Preferred Stock prior to that date. The initial dividend rate for the Series D Preferred Stock, from and including January 23, 2019, to but not including March 30, 2024, will be equal to 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). On and after March 30, 2024, dividends on the Series D Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.379% per annum. The Series D Preferred Stock is entitled to receive, when and as declared, a dividend at a rate of 8.00% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.

The first dividend on the Series D preferred stock is scheduled to be paid on or about June 28, 2019 (long first dividend period), in the amount of $0.87222 per share.

The Company declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2019 and 2018, respectively. The Company declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share during the quarters ended March 31, 2019 and 2018, respectively. The Company declared dividends to Series C preferred stock holders of $5 million, or $0.484375 per preferred share during the quarter ended March 31, 2019.

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

Pursuant to our Repurchase Program, the Company repurchased approximately 883 thousand shares of its common stock at an average price of $16.81 per share for a total of $15 million during the quarter ended March 31, 2018. The Company did not repurchase any of its common stock during the quarter ended March 31, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $85 million as of March 31, 2019.

The Company declared dividends to common shareholders of $94 million, or $0.50 per share during the quarters ended March 31, 2019, and 2018, respectively.

Earnings per share for the quarters ended March 31, 2019 and 2018 respectively, are computed as follows:

	For the Quarters Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$100,755	$229,607
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$100,755	$229,607

Denominator:
Weighted average basic shares	187,112,454	187,553,281
Effect of dilutive securities	1,087,257	623,472
Weighted average dilutive shares	188,199,711	188,176,753

Net income per average share attributable to common stockholders - Basic	$0.54	$1.22
Net income per average share attributable to common stockholders - Diluted	$0.54	$1.22

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the quarters ended March 31, 2019 and 2018:

	March 31, 2019
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2018	$626,832	$626,832
OCI before reclassifications	26,385	26,385
Amounts reclassified from AOCI	19,771	19,771
Net current period OCI	46,156	46,156
Balance as of March 31, 2019	$672,988	$672,988

	March 31, 2018
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2017	$796,902	$796,902
OCI before reclassifications	(88,816)	(88,816)
Amounts reclassified from AOCI	1,158	1,158
Net current period OCI	(87,658)	(87,658)
Balance as of March 31, 2018	$709,244	$709,244

The following table presents the details of the reclassifications from AOCI for the quarters ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$(14,918)	$—	Net realized gains (losses) on sales of investments
	(4,853)	(1,158)	Net other-than-temporary credit impairment losses
	$(19,771)	$(1,158)	Income before income taxes
	—	—	Income taxes
	$(19,771)	$(1,158)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. During the vesting period, these shares may not be sold. There were approximately 5 million shares available for future grants under the Incentive Plan as of March 31, 2019.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Equity Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award.

Grants of Restricted Stock Units or, RSUs
During the quarters ended March 31, 2019 and 2018, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to the Company plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 399 thousand RSU awards during the quarter ended March 31, 2019, with a grant date fair value of $7 million for the 2018 and 2019 performance years. The Company granted 241 thousand RSU awards during the quarters ended March 31, 2018, with a grant date fair value $4 million for the 2017 performance year.
Grants of Performance Share Units or, PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the quarter ended March 31, 2019, include a three-year performance period ending on December 31, 2021. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares which will vest. During the quarter ended March 31, 2019, the Company granted 152 thousand PSU awards to senior management with a grant date fair value of $3 million.
The 2018 PSU awards include a three years performance period ending on December 31, 2020. The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the total shareholder return of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period. The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions. Based on the model results, the 133 thousand PSU awards granted during quarter ended March 31, 2018, had a grant date fair value of $2 million which will cliff vest on December 31, 2020.
The Company recognized stock based compensation expenses of $5 million and $2 million, for the quarters ended March 31, 2019 and 2018, respectively.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $19,000 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended March 31, 2019 and 2018, were $142 thousand and $114 thousand, respectively.

13. Income Taxes

For the quarter ended March 31, 2019 and the year ended December 31, 2018, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the quarter ended March 31, 2019 and the year ended December 31, 2018.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(15,323,874)	$—	$(15,323,874)	$17,208,811	$—	$1,884,937
Interest Rate Swaps - Gross Assets	38,181	(38,181)	—	—	240,364	240,364
Interest Rate Swaps - Gross Liabilities	(214,595)	214,595	—	—	—	—
Treasury Futures - Gross Assets	—	—	—	—	6,581	6,581
Treasury Futures - Gross Liabilities	(8,050)	8,050	—	—	—	—
Swaptions - Gross Assets	946	—	946	—	—	946
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(15,507,392)	$184,464	$(15,322,928)	$17,208,811	$246,945	$2,132,828
(1) Included in other assets

	December 31, 2018
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(14,030,465)	$—	$(14,030,465)	$15,831,008	$—	$1,800,543
Interest Rate Swaps - Gross Assets	87,451	(51,653)	35,798	—	198,112	233,910
Interest Rate Swaps - Gross Liabilities	(169,790)	169,790	—	—	—	—
Treasury Futures - Gross Assets	—	—	—	—	3,220	3,220
Treasury Futures - Gross Liabilities	(13,375)	13,375	—	—	—	—
Swaptions - Gross Assets	1,670	—	1,670	—	—	1,670
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(14,124,509)	$131,512	$(13,992,997)	$15,831,008	$201,332	$2,039,343
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

In addition to the investment in KAH Capital, the Company has made a $150 million capital commitment to Hains Point, LLC (Hains Point), which is KAH Capital’s initial fund for which Chimera is the sole investor. As of March 31, 2019, the Company has funded $48 million towards that commitment. KAH Capital will manage the investments in Hains Point including asset selection, repurchase and other financing arrangements as well as hedging transactions. Capital calls for investments made in Hains Point are subject to our consent and approval. KAH Capital will earn $6.5 million over approximately 3 years for its investment advisory services.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about, among other things, possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our Form 10-K for fiscal year ended December 31, 2018. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We focus our investment activities primarily on acquiring residential mortgage loans and on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At March 31, 2019, based on the amortized cost balance of our interest earning assets, approximately 46% of our investment portfolio was residential mortgage loans, 47% of our investment portfolio was Agency MBS and 7% of our investment portfolio was Non-Agency RMBS, respectively. At December 31, 2018, based on the amortized cost balance of our interest earning assets, approximately 47% of our investment portfolio was residential mortgage loans, 47% of our investment portfolio was Agency MBS and 6% of our investment portfolio was Non-Agency RMBS, respectively.

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
After increasing the Fed Funds Target rate four times in 2018, the Federal Reserve is signaling that it will be patient with future rate hikes. Further, the Federal Reserve may stop shrinking its balance sheet, and may allow it to grow again. Medium term and longer-term interest rates generally decreased during the quarter and the front end of the curve was relatively unchanged. The shape of the yield curve is impacting many financial companies by keeping short-term borrowing costs high and portfolio reinvestment rate low. The longer the yield curve maintains the shape, the harder it will become to maintain net interest spreads.
Our core portfolio continues to perform well. The Case-Shiller housing index showed continued strength but the pace of growth continued to slow down since the first quarter of 2018. U.S. mortgage rates trended up for most of 2018 before slipping in November and continued to trend down through the first quarter of 2019. The recent decline in interest rates has spurred purchase and refinance activity. The rate of unemployment continues to be historically low, which is generally supportive of the U.S. housing economy.
The interest rate environment and investor demand was supportive of the value of the assets in our portfolio during the first quarter of 2019. We added to our interest earning assets in 2019, growing from an average of $24.6 billion in the fourth quarter of 2018 to $25.4 billion at the end of the first quarter of 2019. Our average interest-bearing liabilities are up from $21.8 billion in 2018 to $22.9 billion in 2019 and economic borrowing costs. Chimera’s net interest spread of 2.1% is consistent with the fourth quarter of 2018.
Our book value per common share was $16.15 as of March 31, 2019 up from $15.90 as of December 31, 2018 as interest rate declines during the quarter increased the value of our Agency MBS, Non-Agency RMBS and Loans held for investment portfolios, partially offset by losses incurred on our hedge portfolio. We continue to seek high yielding investment opportunities that will deliver a durable dividend to our shareholders while managing risk.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended March 31, 2019 and 2018.

Net Income
(dollars in thousands, except share and per share data)
	For the Quarters Ended
	March 31, 2019	March 31, 2018
Net interest income:
Interest income (1)	$350,389	$297,132
Interest expense (2)	202,950	149,251
Net interest income	147,439	147,881
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(801)	(294)
Portion of loss recognized in other comprehensive income	(4,052)	(864)
Net other-than-temporary credit impairment losses	(4,853)	(1,158)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(89,315)	81,419
Realized gains (losses) on terminations of interest rate swaps	(108,046)	—
Net realized gains (losses) on derivatives	(7,277)	13,085
Net gains (losses) on derivatives	(204,638)	94,504
Net unrealized gains (losses) on financial instruments at fair value	200,812	14,466
Net realized gains (losses) on sales of investments	8,603	—
Gains (losses) on extinguishment of debt	—	9,670
Total other gains (losses)	4,777	118,640

Other expenses:
Compensation and benefits	14,370	8,411
General and administrative expenses	5,883	5,489
Servicing fees	8,963	11,334
Deal expenses	—	1,088
Total other expenses	29,216	26,322
Income (loss) before income taxes	118,147	239,041
Income taxes	—	34
Net income (loss)	$118,147	$239,007

Dividends on preferred stock	17,392	9,400

Net income (loss) available to common shareholders	$100,755	$229,607

Net income (loss) per share available to common shareholders:
Basic	$0.54	$1.22
Diluted	$0.54	$1.22

Weighted average number of common shares outstanding:
Basic	187,112,454	187,553,281
Diluted	188,199,711	188,176,753

Dividends declared per share of common stock	$0.50	$0.50
(1) Includes interest income of consolidated VIEs of $207,112 and $235,026 for the quarters ended March 31, 2019 and 2018, respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $91,027 and $99,614 for the quarters ended March 31, 2019 and 2018, respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Quarters Ended March 31, 2019 and 2018.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Our net income available to common shareholders decreased by $129 million to $101 million, or $0.54 per average basic common share, for the quarter ended March 31, 2019 as compared to $230 million, or $1.22 per average basic common share, for the quarter ended March 31, 2018. The decrease in net income available to common shareholders for the quarter ended March 31, 2019 is primarily due to an increase in Net losses on derivatives of $299 million which was partially offset by an increase in Net unrealized gains on financial instruments at fair value of $186 million, compared to the same period of, 2018.

Interest Income

The changes in our interest income for the quarter ended March 31, 2019, as compared to the same period of 2018, are primarily driven by the repositioning of our balance sheet by significantly increasing Agency MBS investments.

Interest income increased by $53 million, or 18%, to $350 million for the quarter ended March 31, 2019, as compared to $297 million for the same period of 2018. The increase was primarily due to an increase in interest income earned on Agency MBS of $70 million, which was driven by higher average Agency MBS balances, as compared to the same period of 2018. This increase was offset in part by a decrease in interest income on Loans held for investment of $16 million, compared to the same period of 2018.

Interest Expense

Interest expense increased by $54 million, or 36%, to $203 million for the quarter ended March 31, 2019, as compared to $149 million for the same period of 2018. The increase was primarily due to higher interest expenses on repurchase agreements collateralized by Agency MBS of $53 million, which was driven by higher average repurchase agreements collateralized by Agency MBS balance, as compared to the same period of 2018, generally following the four Federal funds rate hikes in 2018. Interest expense is also higher as a result of higher interest rates in 2019 compared to 2018. LIBOR rates have increased during the quarter ended March 31, 2019 as compared to the same period of 2018. Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately in our GAAP financial statements.

Economic Net Interest Income

Our “Economic net interest income” is a non-GAAP financial measure, that equals interest income, less interest expense and realized gains or losses on our interest rate swaps. Realized gains or losses on our interest rate swaps are the periodic net settlement payments made or received.  For the purpose of computing Economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Net realized gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps are used to manage the increase in interest paid on repurchase agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing actual interest expense and net interest income. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as Economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended March 31, 2019	$350,389	$202,950	$(5,462)	$197,488	$147,439	$5,462	$(1,571)	$151,330
For the Quarter Ended December 31, 2018	$348,033	$193,920	$364	$194,284	$154,113	$(364)	$(140)	$153,609
For the Quarter Ended September 30, 2018	$321,715	$174,671	$(242)	$174,429	$147,044	$242	$321	$147,607
For the Quarter Ended June 30, 2018	$306,436	$161,266	$(1,246)	$160,020	$145,170	$1,246	$436	$146,852
For the Quarter Ended March 31, 2018	$297,132	$149,251	$2,612	$151,863	$147,881	$(2,612)	$143	$145,412
(1) Primarily interest expense/(income) on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income, and net interest rate spread for the periods presented.

	For the Quarter Ended
	March 31, 2019			March 31, 2018
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$11,448,243	$103,595	3.6%	$3,880,870	$33,342	3.4%
Non-Agency RMBS	1,272,073	32,758	10.3%	1,150,135	22,004	7.7%
Non-Agency RMBS transferred to consolidated VIEs	535,031	38,769	29.0%	896,139	52,107	23.3%
Residential mortgage loans held for investment	12,102,993	173,696	5.7%	13,265,821	189,822	5.7%
Total	$25,358,340	$348,818	5.5%	$19,192,965	$297,275	6.2%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$10,695,015	$69,311	2.6%	$3,253,529	$16,140	2.0%
Non-Agency RMBS (2)	634,481	5,691	3.6%	411,143	3,025	2.9%
Re-REMIC repurchase agreements	557,467	6,499	4.7%	828,745	7,727	3.7%
RMBS from loan securitizations	2,706,425	24,960	3.7%	2,763,631	25,358	3.7%
Securitized debt, collateralized by Non-Agency RMBS	156,277	1,934	5.0%	200,374	2,825	5.6%
Securitized debt, collateralized by loans	8,150,394	89,093	4.4%	9,185,049	96,788	4.2%
Total	$22,900,059	$197,488	3.4%	$16,642,471	$151,863	3.7%

Economic net interest income/net interest rate spread		$151,330	2.1%		$145,412	2.5%

Net interest-earning assets/net interest margin	$2,458,281		2.4%	$2,550,494		3.0%

Ratio of interest-earning assets to interest bearing liabilities	1.11			1.15

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $6 million to $151 million for the quarter ended March 31, 2019 from $145 million for the same period of 2018. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 40 basis points for the quarter ended March 31, 2019 as compared to the same period of 2018. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities decreased by 60 basis points for the quarter ended March 31, 2019, as compared to the same period of 2018. Average net interest-earning assets decreased by $92 million to $2.5 billion for the quarter ended March 31, 2019 compared to the same period of 2018.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2019	$22,900,059	$197,488	3.45%	2.50%	2.69%	(0.19)%
For The Quarter Ended December 31, 2018	$21,777,412	$194,284	3.57%	2.35%	2.62%	(0.27)%
For The Quarter Ended September 30, 2018	$19,348,075	$174,429	3.61%	2.11%	2.34%	(0.23)%
For The Quarter Ended June 30, 2018	$17,883,143	$160,020	3.58%	1.97%	2.34%	(0.37)%
For The Quarter Ended March 31, 2018	$16,642,471	$151,863	3.65%	1.65%	1.92%	(0.27)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $6.3 billion for the quarter ended March 31, 2019, as compared to the same period of 2018. Economic interest expense increased by $46 million for the quarter ended March 31, 2019, as compared to the same period of 2018. The increase in average interest-bearing liabilities and Economic interest expense is a result of the increase in the amount of our Agency repurchase agreements as well as the increase in LIBOR.

Average one-month and three-month LIBOR were up 85 basis points and 77 basis points, respectively, during the quarter ended March 31, 2019, as compared to the same period of 2018, contributing to the increase in Economic interest expense. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $5 million and $1 million for the quarters ended March 31, 2019 and 2018, respectively. Of the $5 million, $4 million of the OTTI for the quarter ended March 31, 2019 was related to securities included in our consolidated VIEs. As of March 31, 2019, we had two Non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $477 thousand for which we did not recognize impairment. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net Gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our floating rate debt. Therefore, we included the periodic interest costs of the interest rate swaps for the years ended March 31, 2019 and 2018 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the increase in interest rates and changes in our swap portfolio balance during the year.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended March 31, 2019 and 2018, respectively.

	For the Quarters Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Periodic interest income(expense) on interest rate swaps, net	$5,462	$(2,612)
Realized gains (losses) on derivative instruments, net:
Treasury Futures	(12,579)	16,424
Swaptions	(160)	(727)
Swaps - Terminations	(108,046)	—
Total realized gains (losses) on derivative instruments, net	(120,785)	15,697
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	(94,075)	84,964
Treasury Futures	5,325	(6,587)
Swaptions	(565)	3,042
Total unrealized gains (losses) on derivative instruments, net:	(89,315)	81,419
Total gains (losses) on derivative instruments, net	$(204,638)	$94,504

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

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. During the quarter ended March 31, 2019, we recognized total net losses on derivatives of $205 million, compared to net gains on derivatives of $95 million during the quarter ended March 31, 2018. This was primarily driven by realized losses on interest rate swap terminations and unrealized losses on interest rate swaps in 2019 as compared to 2018.

During the quarter ended March 31, 2019, we terminated interest rate swap agreements with a notional value of $1.5 billion. There were no swap terminations during the quarter ended March 31, 2018. Our Treasury futures positions remained unchanged at $620 million of notional value during the quarters ended March 31, 2019 and 2018. Our swaptions positions remained unchanged at $53 million of notional value during the quarters ended March 31, 2019 and 2018.

Changes in our derivative positions were primarily a result of changes in our portfolio composition and changes in interest rates.

We had net realized losses of $13 million and realized gains of $16 million on our short futures positions for the quarters ended March 31, 2019 and 2018, respectively. The realized gains and losses were driven primarily by changes in interest rates during these periods, which affects the Treasury futures prices, resulting in realized gains or losses on our short futures positions. Treasury futures are not included in our economic interest expense and economic net interest income.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected to account for certain Non- Agency RMBS investments acquired on or after January 1, 2019 under the fair value option. Under the fair value option, these investments will be carried at fair value, with changes in fair value reported in earnings (included as part of “Net unrealized gains (losses) on financial instruments at fair value”). All Non-Agency RMBS investments owned prior to this date will continue to be carried at fair value with changes in fair value reported in other comprehensive income (OCI) as available-for-sale investments.

We have elected the fair value option with changes in fair value reflected in earnings for our IO MBS securities, certain Non-Agency RMBS securities which receive residual cash flows, Agency MBS, Loans held for investment, and the related financing for the loans consolidated as a VIE in our statement of financial condition.

IO MBS securities represent the right to receive the interest on a pool of mortgage backed securities, including both Agency and Non-Agency mortgage pools. The fair values of IO MBS securities are heavily impacted by changes in expected prepayment rates. When IO securities prepay faster than expectations, the holder of the IO security will receive less interest on the investment due to the reduced principal.

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

The Net unrealized gains on financial instruments at fair value for the quarter ended March 31, 2019 were $201 million, which were primarily driven by unrealized gains on Loans held for investments of $107 million and Agency MBS of $97 million. For the quarter ended March 31, 2018, the Net unrealized gains on financial instruments at fair value were $14 million, which were primarily driven by unrealized gains on Loans held for investment of $42 million and secured debt of $8 million, offset in part by unrealized losses on Agency MBS of $33 million.

Gains and Losses on Sales of Assets and Extinguishment of Securitized Debt

For the quarter ended March 31, 2019, we had net realized gains of $9 million on sales of investments. We did not have any sales during the quarter ended March 31, 2018. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

There were no securitized debt collateralized by Non-Agency RMBS acquisitions during the quarter ended March 31, 2019 and 2018, respectively.

There were no securitized debt collateralized by loans during the quarter ended March 31, 2019. During the quarter ended March 31, 2018, we acquired securitized debt collateralized by loans with an amortized cost balance of $149 million for $139 million. This transaction resulted in a net loss on the extinguishment of debt of $10 million.

Compensation, General and Administrative Expenses and Deal Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and deal expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Deal Expenses	Total Compensation, G&A and Deal Expenses/Average Assets	Total Compensation, G&A and Deal Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2019	$20,253	0.28%	2.12%
For The Quarter Ended December 31, 2018	$20,126	0.30%	2.11%
For The Quarter Ended September 30, 2018	$15,629	0.26%	1.65%
For The Quarter Ended June 30, 2018	$16,644	0.30%	1.82%
For The Quarter Ended March 31, 2018	$14,988	0.28%	1.64%

Compensation and benefit costs were $14 million and $8 million for the quarters ended March 31, 2019 and 2018, respectively. The increase in Compensation and benefit costs was primarily driven by higher bonuses, retirement eligibility and stock based compensation.

G&A expenses were $6 million and $5 million for the quarters ended March 31, 2019 and 2018, respectively. The G&A expenses are primarily comprised of market data and research, auditing, information technology, due diligence on loan packages, legal and independent investment consulting expenses. The increases in G&A expenses for the quarter ended March 31, 2019 were primarily driven by higher due diligence fees and investment consulting fees as compared to the same period of 2018.

There were no deal expenses incurred during the quarter ended March 31, 2019. The Company incurred deal expenses of $1 million for the quarter ended March 31, 2018, respectively.

Servicing Fees

Servicing fees expenses were $9 million and $11 million during the quarters ended March 31, 2019 and 2018, respectively. These servicing fees are related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 20 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarters Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$100,755	$(117,235)	$147,361	$108,708	$229,607
Adjustments:
Net other-than-temporary credit impairment losses	4,853	4,269	7,233	9,131	1,158
Net unrealized (gains) losses on derivatives	89,315	319,673	(71,197)	(25,895)	(81,419)
Net unrealized (gains) losses on financial instruments at fair value	(200,812)	(84,836)	34,306	18,364	(14,466)
Net realized (gains) losses on sales of investments	(8,603)	(1,213)	6,123	(2,167)	—
(Gains) losses on extinguishment of debt	—	(7,055)	(9,263)	(387)	(9,670)
Realized (gains) losses on terminations of interest rate swaps	108,046	—	—	—	—
Net realized (gains) losses on Futures (1)	12,579	(4,320)	(2,799)	2,210	(16,424)
Core Earnings	$106,133	$109,283	$111,764	$109,964	$108,786

GAAP net income per basic common share	$0.54	$(0.63)	$0.79	$0.58	$1.22
Core earnings per basic common share(2)	$0.57	$0.58	$0.60	$0.59	$0.58

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

Our core earnings for the quarter ended March 31, 2019 were $106 million, or $0.57 per average basic common share, which remained relatively flat, as compared to $109 million, or $0.58 per average basic common share, for the quarter ended March 31, 2018.

Net Income (Loss) and Return on Total Stockholders' Equity

The table below shows our Net Income and Economic Net Interest Income as a percentage of average stockholders' equity and Core Earnings as a percentage of average common stockholders' equity. Return on average equity is defined as our GAAP net income (loss) as a percentage of average equity.  Average equity is defined as the average of our beginning and ending stockholders' equity balance for the period reported. Economic Net Interest Income and Core Earnings are non-GAAP measures as defined in previous sections.

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended March 31, 2019	12.34%	15.81%	14.03%
For the Quarter Ended December 31, 2018	(10.80)%	16.13%	14.09%
For the Quarter Ended September 30, 2018	16.64%	15.61%	13.96%
For the Quarter Ended June 30, 2018	12.91%	16.05%	13.72%
For the Quarter Ended March 31, 2018	26.17%	15.92%	13.61%
* Includes effect of realized losses on interest rate swaps.

Return on average equity decreased by 1,383 basis points for the quarter ended March 31, 2019, as compared to the same period of 2018 primarily driven by Net losses on derivatives during the quarter ended March 31, 2019. Economic net interest income as a percentage of average equity decreased slightly by 11 basis points for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. Core earnings as a percentage of average common equity increased slightly by 42 basis points for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018.

Financial Condition

Portfolio Review

During the quarter ended March 31, 2019, on an aggregate basis, we purchased $2.0 billion of investments, sold $454 million of investments and received $669 million in principal payments related to our Agency, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Interest earning assets at period-end (1)	$27,176,290	$27,247,661
Interest bearing liabilities at period-end	$23,601,813	$22,645,796
GAAP Leverage at period-end	6.0:1	6.1:1
GAAP Leverage at period-end (recourse)	3.9:1	3.8:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	5.0%	4.7%
Senior	2.9%	2.8%
Senior, interest only	1.1%	1.1%
Subordinated	1.0%	0.8%
Subordinated, interest only	0.0%	0.0%
RMBS transferred to consolidated VIEs	2.0%	2.1%
Agency MBS	46.9%	46.7%
Residential	34.2%	35.0%
Commercial	12.1%	11.2%
Interest-only	0.6%	0.5%
Loans held for investment	46.1%	46.5%
Fixed-rate percentage of portfolio	95.8%	95.8%
Adjustable-rate percentage of portfolio	4.2%	4.2%
(1) Excludes cash and cash equivalents.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at March 31, 2019 and December 31, 2018. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,127,033	$66.42	$83.55	4.7%	11.3%	12.0%	13.5%	16.0%	42.0%	8.9%	$3,863
Senior, interest only	$6,203,459	$4.64	$4.47	1.1%	7.9%	9.4%	12.8%	9.4%	52.4%	—%	$—
Subordinated	$446,450	$59.90	$71.98	4.1%	9.3%	10.7%	14.8%	9.4%	43.3%	8.6%	$807
Subordinated, interest only	$229,475	$4.49	$5.21	1.1%	15.9%	11.9%	15.0%	9.5%	23.3%	—%	$—
RMBS transferred to consolidated VIEs	$1,244,813	$42.21	$79.18	5.3%	30.4%	12.3%	14.8%	15.8%	50.7%	0.1%	$3,573
Agency Mortgage-Backed Securities
Residential	$8,686,944	$102.41	$103.06	4.0%	3.6%	7.0%	7.8%	0.1%	N/A	N/A	$—
Commercial	$3,080,065	$101.94	$101.90	3.6%	3.4%	—%	—%	0.9%	N/A	N/A	$—
Interest-only	$2,627,192	$5.53	$5.59	1.0%	5.3%	6.2%	5.9%	0.1%	N/A	N/A	$—
Loans held for investment	$12,139,229	$98.59	$102.32	6.3%	5.8%	8.7%	10.0%	8.0%	58.4%	N/A	$30,652
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,122,782	$65.10	$82.79	4.7%	11.5%	11.4%	14.0%	16.8%	42.7%	7.7%	$4,145
Senior, interest only	$5,642,053	$5.05	$4.45	1.2%	8.3%	10.8%	13.4%	10.9%	53.3%	0.0%	$—
Subordinated	$394,037	$56.60	$70.16	4.0%	9.9%	11.3%	15.6%	10.3%	44.3%	9.4%	$3,478
Subordinated, interest only	$221,549	$4.48	$5.26	1.1%	16.4%	15.1%	15.1%	9.5%	29.2%	0.0%	$—
RMBS transferred to consolidated VIEs	$1,288,412	$42.33	$78.97	5.3%	30.2%	13.2%	15.0%	16.1%	51.0%	0.1%	$9,269
Agency Mortgage-Backed Securities
Residential	$8,984,249	$102.47	$102.12	4.0%	3.6%	5.9%	10.7%	0.1%	N/A	N/A	$—
Commercial	$2,895,680	$101.98	$99.50	3.6%	3.4%	—%	—%	0.0%	N/A	N/A	$—
Interest-only	$3,028,572	$4.49	$4.40	0.8%	4.3%	2.1%	4.9%	0.2%	N/A	N/A	$—
Loans held for investment	$12,432,582	$98.48	$101.27	6.6%	5.8%	10.0%	10.4%	7.7%	57.1%	N/A	$33,717
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(dollars in thousands)
Balance, beginning of period	$505,763	$539,020	$540,269	$555,444	$582,193
Accretion of discount	(35,551)	(36,287)	(35,184)	(38,110)	(37,309)
Purchases	6,638	4,589	1,966	3,098	—
Sales and deconsolidation	127	(625)	(986)	(6,439)	174
Transfers from/(to) credit reserve, net	8,063	(934)	32,955	26,276	10,386
Balance, end of period	$485,040	$505,763	$539,020	$540,269	$555,444

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

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, or similar market accepted agreements, as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts or the percentage that is subtracted from the value of RMBS that collateralizes the financing, purchase price maintenance requirements, and requirements that all disputes related to the repurchase agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders.

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

Current Period

We held cash and cash equivalents of approximately $123 million and $47 million at March 31, 2019 and December 31, 2018, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $76 million from December 31, 2018 to March 31, 2019.

Our operating activities used net cash of approximately $62 million and provided cash of approximately $198 million for the quarters ended March 31, 2019 and 2018, respectively. The cash flows from operations are primarily driven by interest received in excess of interest paid during the period. For the quarters ended March 31, 2019 and 2018, interest received net of interest paid was $163 million and $160 million, respectively. The cash used for the quarter ended March 31, 2019 was primarily driven by payments on swap terminations of $108 million and derivative margin of $99 million.

Our investing activities used cash of $881 million and provided cash of $63 million for the quarters ended March 31, 2019 and 2018, respectively. During the quarter ended March 31, 2019, we used cash for investment purchases of $2.0 billion, primarily Agency MBS and Loans held for investments. This cash used was offset in part by cash received for principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $669 million and sale of investments of $454 million. During the quarter ended March 31, 2018, we received cash for principal repayments on our Agency MBS, Non-Agency MBS, and Loans held for investments of $650 million. This cash received was offset in part by investments of $4.3 billion, primarily Loans held for investments and Agency MBS. This cash used was offset in part by cash received on principal payments on our Agency MBS, Non-Agency MBS and securitized loans of $568 million.

Our financing activities provided cash of $1.0 billion and used cash of $225 million for the quarters ended March 31, 2019 and 2018, respectively. During the quarter ended March 31, 2019, we received cash from net proceeds on our repurchase agreements of $1.3 billion and Series D preferred stock offering of $193 million. These receipts of cash were offset in part by cash used for repayment of principal on our securitized debt of $360 million and common and preferred dividends paid of $108 million. During the quarter ended March 31, 2018, we used cash for repayment of principal on our securitized debt of $569 million, common and preferred dividends paid of $103 million, net proceeds paid on our repurchase agreements of $46 million, and repurchased common stock of $15 million. These uses of cash were offset in part by cash received of $509 million from debt issuance.

Our recourse leverage was 3.9:1 and 3.8:1 for the quarter ended March 31, 2019 and for the year ended December 31, 2018, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to our assets and our equity.

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

At March 31, 2019 and December 31, 2018 the remaining maturities on our RMBS and loan repurchase agreements were as follows.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Overnight	$8,504	$—
1 to 29 days	6,455,405	6,326,232
30 to 59 days	4,897,931	4,620,656
60 to 89 days	1,507,408	1,504,695
90 to 119 days	683,716	169,244
Greater than or equal to 120 days	1,770,910	1,409,638
Total	$15,323,874	$14,030,465

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	34 days	30 days
Non-agency MBS and Loans held for investment	217 days	231 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At March 31, 2019, and December 31, 2018, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 4.8%, respectively. At March 31, 2019, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS and Loans held for investments was 24.4% compared to 24.7% at December 31, 2018. At March 31, 2019, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 2.71% and Non-Agency MBS and Loans held for investments was 4.06%. At December 31, 2018, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 2.55% and Non-Agency MBS and Loans held for investment was 4.04%, respectively.

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

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End March 31, 2019	$14,593,387	$15,323,874
Quarter End December 31, 2018	$13,082,260	$14,030,465
Quarter End September 30, 2018	$10,235,288	$11,143,102
Quarter End June 30, 2018	$8,527,325	$9,127,048
Quarter End March 31, 2018	$7,257,048	$7,202,924

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2019 and December 31, 2018, the carrying value of our total debt was approximately $23.6 billion and $22.6 billion, respectively, which represented a leverage ratio for both periods of approximately 6.0:1 and 6.1:1. We include our repurchase agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At March 31, 2019, we had repurchase agreements with 31 counterparties. All of our repurchase agreements are secured by Agency, Non-Agency RMBS and Loans held for investments or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of March 31, 2019 and December 31, 2018, we had $17.2 billion and $15.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

At March 31, 2019, our repurchase agreements have original maturities ranging from less than 30 days to 1,708 days and a weighted average original maturity of 125 days. We expect to renew our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates.

We offset the interest rate risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at March 31, 2019 range from less than 1 year to 30 years and have a weighted average maturity of approximately 6 years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of March 31, 2019, we have two swaption counterparties and two futures counterparties.

Exposure to Financial Counterparties

We actively manage the number of repurchase agreement counterparties. The following table summarizes our exposure to our repurchase agreement counterparties at March 31, 2019:

March 31, 2019

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	14	$6,718,027	$(103,195)	$772,621
Japan	4	2,740,396	—	357,170
Canada	4	2,334,539	—	233,810
United Kingdom	2	924,222	—	37,352
Switzerland	2	619,102	—	232,617
France	2	595,080	(73,219)	91,393
Netherlands	1	515,162	—	24,284
China	1	495,638	—	22,527
South Korea	1	381,708	—	18,528
Total	31	$15,323,874	$(176,414)	$1,790,302
(1) Represents the amount of securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with 7 counterparties as of March 31, 2019 that are either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.

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

At March 31, 2019, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Pursuant to our Repurchase Program, during the first quarter of 2018, we repurchased approximately 883 thousand shares of our common stock at an average price of $16.81 per share for a total of $15 million. There were no other stock repurchases during the quarter ended March 31, 2019. Other than a de minimis amount issued under our Dividend Reinvestment Plan and as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the years ended March 31, 2019 and 2018.

In January 2019, we issued 8,000,000 shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, or the Series D Preferred Stock, at a public offering price of $25.00 per share and for net proceeds to us of $193 million. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing in March 30, 2024, subject to our right, under limited circumstances, to redeem the Series D Preferred Stock prior to that date. The initial dividend rate for the Series D Preferred Stock, from and including January 23, 2019, to but not including March 30, 2024, will be equal to 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). On and after March 30, 2024, dividends on the Series D Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.379% per annum. The Series D Preferred Stock is entitled to receive, when and as declared, a dividend at a rate of 8.00% per year on the $25.00 liquidation preference before the common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.

The first dividend on the Series D preferred stock is scheduled to be paid on or about June 28, 2019 (long first dividend period), in the amount of $0.87222 per share.

We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2019 and 2018, respectively. We declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share during the quarters ended March 31, 2019 and 2018, respectively. We declared dividends to Series C preferred stock holders of $5 million, or $0.484375 per preferred share during the quarter ended March 31, 2019.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units or, RSUs
During the quarters ended March 31, 2019 and 2018, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to us plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 399 thousand RSU awards during the quarter ended March 31, 2019, with a grant date fair value of $7 million for the 2018 and 2019 performance years. We granted 241 thousand RSU awards during the quarters ended March 31, 2018, with a grant date fair value $4 million for the 2017 performance year.
Grants of Performance Share Units or, PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the quarter ended March 31, 2019, include a three-year performance period ending on December 31, 2021. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares which will vest. During the quarter ended March 31, 2019, we granted 152 thousand PSU awards to senior management with a grant date fair value of $3 million.
The 2018 PSU awards include a three years performance period ending on December 31, 2020. The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on our total shareholder return as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period. The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include our historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both us and the peer group of comparable financial institutions. Based on the model results, the 133 thousand PSU awards granted during quarter ended March 31, 2018, had a grant date fair value of $2 million which will cliff vest on December 31, 2020.

At March 31, 2019 and December 31, 2018, there were approximately 1.8 million and 1.2 million unvested shares of restricted stock units issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2019 and December 31, 2018. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

March 31, 2019
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$14,953,697	$119,506	$250,671	$—	$15,323,874
Securitized debt, collateralized by Non-Agency RMBS	20,863	26,858	6,182	2,862	56,765
Securitized debt at fair value, collateralized by loans held for investment	1,509,970	2,471,069	1,863,415	2,215,326	8,059,780
Interest expense on RMBS repurchase agreements (1)	93,286	431	919	—	94,636
Interest expense on securitized debt (1)	356,606	504,418	302,178	418,740	1,581,942
Total	$16,934,422	$3,122,282	$2,423,365	$2,636,928	$25,116,997
(1) Interest is based on variable rates in effect as of March 31, 2019.

December 31, 2018
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$13,521,878	$257,916	$250,671	$—	$14,030,465
Securitized debt, collateralized by Non-Agency RMBS	23,602	30,803	8,047	3,605	66,057
Securitized debt at fair value, collateralized by loans held for investment	1,608,381	2,587,635	1,949,060	2,237,259	8,382,335
Interest expense on RMBS repurchase agreements (1)	85,434	584	1,434	—	87,452
Interest expense on securitized debt (1)	372,841	536,560	320,566	422,531	1,652,498
Total	$15,612,136	$3,413,498	$2,529,778	$2,663,395	$24,218,807
(1) Interest is based on variable rates in effect as of December 31, 2018.

Not included in the table above are the unfunded construction loan commitments of $1.2 billion and $1.1 billion as of March 31, 2019 and December 31, 2018, respectively, which will primarily be paid within one year of reported periods and are reported under Payables for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $25 thousand investment to acquire 24.9% ownership interest in KAH Capital through one of our taxable REIT subsidiary. In addition to the investment in KAH Capital, we have made a $150 million capital commitment to Hains Point, LLC (Hains Point), which is KAH Capital’s initial fund for which we are the sole investor. As of March 31, 2019, the Company has funded $48 million towards that commitment. KAH Capital will manage the investments in Hains Point including asset selection, repurchase and other financing arrangements as well as hedging transactions. Capital calls for investments made in Hains Point are subject to our consent and approval. We expect that KAH Capital will earn $6.5 million over approximately 3 years for its investment advisory services.

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

Capital Expenditure Requirements

At March 31, 2019 and December 31, 2018, we had no material commitments for capital expenditures.

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

Other Matters

None.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Management believes that the most critical accounting policies and estimates, since these estimates require significant judgment, are interest income and other-than temporary impairment, or OTTI, on Non-Agency RMBS, the determination of the appropriate accounting model for Non-Agency RMBS, the impact of default and prepayment assumptions on RMBS, fair value measurements, and compensation expense estimates. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

For a discussion of the Company’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Refer to Note 2(e) in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company or expected to be adopted by the Company in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to credit risk, interest rate risk, prepayment risk, extension risk, basis risk and market risk. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and we seek to actively manage that risk and to maintain capital levels consistent with the risks we undertake.

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

Additionally, the Non-Agency RMBS which we acquire for our portfolio are reviewed by us to ensure that they satisfy our risk based criteria. Our review of Non-Agency RMBS includes utilizing a portfolio management system. Our review of Non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on Non-Agency RMBS and other ABS. This analysis includes an evaluation of the collateral characteristics supporting the RMBS such as borrower payment history, credit profiles, geographic concentrations, credit enhancement, seasoning, and other pertinent factors.

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

Interest Rate Effects on Net Interest Income

Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and repurchase agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. The fixed spread varies depending on the type of underlying asset which collateralizes the financing. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our investments may remain substantially unchanged or decrease. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. We generally do not hedge against credit losses. Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the residential mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

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

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisitions of RMBS with borrowings that have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and RMBS. In most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio and related swaptions, Treasury futures and our swap portfolio, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2019 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2019
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	23.63%	(0.89)%
-50 Basis Points	11.55%	(0.14)%
Base Interest Rate	—	—
+50 Basis Points	(10.64)%	(0.44)%
+100 Basis Points	(25.73)%	(1.39)%
(1) Change in annual economic net interest income. Includes interest expense on interest rate swaps.
(2) Projected Percentage Change in Portfolio Value is based on instantaneous moves in interest rates.

Prepayment Risk

As we receive prepayments of principal on these investments, premiums and discounts on such investments will be amortized or accreted into interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accelerated and accreted into interest income increasing interest income when prepayments increase.

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

Real Estate Market Risk

We own assets secured by real property and may own real property directly. Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions and unemployment (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; natural disasters and other acts of God; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to incur losses.

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

•
using securitization financing to receive the benefit of attractive financing terms for an extended period of time in contrast to short term financing and maturity dates of the investments not included in the securitization; and

•
actively managing, through assets selection, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our investments and the interest rate indices and adjustment periods of our financings.

Our efforts to manage our assets and liabilities are focused on the timing and magnitude of the re-pricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity “gap,” which is the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2019. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate residential mortgage loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2019
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$364,107	$858,516	$102,838	$25,871,228	$27,196,689
Cash equivalents	122,850	—	—	—	122,850
Total rate sensitive assets	$486,957	$858,516	$102,838	$25,871,228	$27,319,539

Rate sensitive liabilities	18,834,279	4,614,355	—	—	23,448,634
Interest rate sensitivity gap	$(18,347,322)	$(3,755,839)	$102,838	$25,871,228	$3,870,905

Cumulative rate sensitivity gap	$(18,347,322)	$(22,103,161)	$(22,000,323)	$3,870,905

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(67)%	(81)%	(81)%	14%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2019.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under “Part I — Item 1A — Risk Factors” of our 2018 Form 10-K, we set forth risk factors related to (i) risks associated with our investments, (ii) risks related to financing and hedging, (iii) risks associated with our operations, (iv) risks related to regulatory matters and our 1940 act exemption, (v) U.S. federal income tax risks, (vi) risks related to our organization and structure, (vii) risks related to our capital stock and (viii) other business risks. You should carefully consider the risk factors set forth in our 2018 Form 10-K. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2018, our Board of Directors reauthorized $100 million under our share repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date.

We did not repurchase any common stock for the quarter ended March 31, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $85 million as of March 31, 2019.

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

31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: May 2, 2019

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: May 2, 2019