Form 10-Q
period 2019-06-30
CHIMERA INVESTMENT CORP
filed 2019-08-01
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2019
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
10022
(Zip Code)
(212) 626-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	CIM	New York Stock Exchange
8.00% Series A Cumulative Redeemable Preferred Stock	CIM PRA	New York Stock Exchange
8.00% Series B Cumulative Fixed-to-Floating Rate Redeemable Preferred Stock	CIM PRB	New York Stock Exchange
7.75% Series C Cumulative Fixed-to-Floating Rate Redeemable Preferred Stock	CIM PRC	New York Stock Exchange
8.00% Series D Cumulative Fixed-to-Floating Rate Redeemable Preferred Stock	CIM PRD	New York Stock Exchange

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at June 30, 2019
Common Stock, $0.01 par value	187,157,432

CHIMERA INVESTMENT CORPORATION

FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2019 (Unaudited) and December 31, 2018 (Derived from the audited consolidated financial statements as of December 31, 2018)	2

Consolidated Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2019 and 2018	3

Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2019 and 2018	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and six months ended June 30, 2019 and 2018	5

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3. Quantitative and Qualitative Disclosures about Market Risk	64

Item 4. Controls and Procedures	68

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	68

Item 1A. Risk Factors	68

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 6. Exhibits	69

SIGNATURES	71

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$54,034	$47,486
Non-Agency RMBS, at fair value	2,699,367	2,486,130
Agency MBS, at fair value	12,154,575	12,188,950
Loans held for investment, at fair value	12,301,263	12,572,581
Receivable for investments sold	75,059	—
Accrued interest receivable	121,393	123,442
Other assets	231,828	252,582
Derivatives, at fair value, net	211	37,468
Total assets (1)	$27,637,730	$27,708,639
Liabilities:
Repurchase agreements ($16.4 billion and $15.8 billion pledged as collateral, respectively)	$14,514,719	$14,030,465
Securitized debt, collateralized by Non-Agency RMBS ($962 million and $1.0 billion pledged as collateral, respectively)	145,130	159,955
Securitized debt at fair value, collateralized by loans held for investment ($11.5 billion and $12.3 billion pledged as collateral, respectively)	7,881,087	8,455,376
Payable for investments purchased	921,507	1,136,157
Accrued interest payable	84,234	110,402
Dividends payable	97,091	95,986
Accounts payable and other liabilities	25,012	16,469
Total liabilities (1)	$23,668,780	$24,004,810

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 and 0 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	—
Common stock: par value $0.01 per share; 500,000,000 and 300,000,000 shares authorized, 187,157,432 and 187,052,398 shares issued and outstanding, respectively	1,872	1,871
Additional paid-in-capital	4,272,001	4,072,093
Accumulated other comprehensive income	739,090	626,832
Cumulative earnings	3,556,396	3,379,489
Cumulative distributions to stockholders	(4,600,781)	(4,376,748)
Total stockholders' equity	$3,968,950	$3,703,829
Total liabilities and stockholders' equity	$27,637,730	$27,708,639
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2019 and December 31, 2018, total assets of consolidated VIEs were $12,715,740 and $13,392,951, respectively, and total liabilities of consolidated VIEs were $8,060,256 and $8,652,158, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net interest income:
Interest income (1)	$339,914	$306,436	$690,303	$603,567
Interest expense (2)	198,110	161,266	401,060	310,518
Net interest income	141,804	145,170	289,243	293,049
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(805)	(801)	(1,099)
Portion of loss recognized in other comprehensive income	—	(8,326)	(4,052)	(9,190)
Net other-than-temporary credit impairment losses	—	(9,131)	(4,853)	(10,289)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(132,171)	25,895	(221,486)	107,314
Realized gains (losses) on terminations of interest rate swaps	(95,211)	—	(203,257)	—
Net realized gains (losses) on derivatives	(9,697)	(1,393)	(16,974)	11,693
Net gains (losses) on derivatives	(237,079)	24,502	(441,717)	119,007
Net unrealized gains (losses) on financial instruments at fair value	190,748	(18,364)	391,561	(3,898)
Net realized gains (losses) on sales of investments	(7,526)	2,167	1,077	2,167
Gains (losses) on extinguishment of debt	(608)	387	(608)	10,057
Total other gains (losses)	(54,465)	8,692	(49,687)	127,333

Other expenses:
Compensation and benefits	12,114	8,689	26,484	17,100
General and administrative expenses	7,030	5,860	12,914	11,349
Servicing fees	9,280	9,943	18,243	21,277
Deal expenses	—	2,095	—	3,183
Total other expenses	28,424	26,587	57,641	52,909
Income (loss) before income taxes	58,915	118,144	177,062	357,184
Income taxes	155	36	155	68
Net income (loss)	$58,760	$118,108	$176,907	$357,116

Dividends on preferred stock	18,438	9,400	35,829	18,800

Net income (loss) available to common shareholders	$40,322	$108,708	$141,078	$338,316

Net income (loss) per share available to common shareholders:
Basic	$0.22	$0.58	$0.75	$1.81
Diluted	$0.21	$0.58	$0.75	$1.80

Weighted average number of common shares outstanding:
Basic	187,153,007	186,994,743	187,132,842	187,272,469
Diluted	188,271,483	187,422,145	188,254,266	187,738,443

(1) Includes interest income of consolidated VIEs of $200,703 and $229,746 for the quarters ended June 30, 2019 and 2018, respectively and $407,814 and $464,772 for the six months ended June 30, 2019 and 2018. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $87,529 and $99,507 for the quarters ended June 30, 2019 and 2018, respectively and $178,556 and $199,121 for the six months ended June 30, 2019 and 2018. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Comprehensive income (loss):
Net income (loss)	$58,760	$118,108	$176,907	$357,116
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	58,833	(42,341)	85,218	(131,157)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	—	9,131	4,853	10,289
Reclassification adjustment for net realized losses (gains) included in net income	7,269	(4,383)	22,187	(4,383)
Other comprehensive income (loss)	66,102	(37,593)	112,258	(125,251)
Comprehensive income (loss) before preferred stock dividends	$124,862	$80,515	$289,165	$231,865
Dividends on preferred stock	$18,438	$9,400	$35,829	$18,800
Comprehensive income (loss) available to common stock shareholders	$106,424	$71,115	$253,336	$213,065

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended June 30, 2019
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2019	$58	$130	$104	$80	$1,871	$4,268,063	$672,988	$3,497,636	$(4,487,753)	$3,953,177
Net income (loss)	—	—	—	—	—	—	—	58,760	—	58,760
Other comprehensive income (loss)	—	—	—	—	—	—	66,102	—	—	66,102
Stock based compensation	—	—	—	—	1	3,938	—	—	—	3,939
Common dividends declared	—	—	—	—	—	—	—	—	(94,590)	(94,590)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, June 30, 2019	$58	$130	$104	$80	$1,872	$4,272,001	$739,090	$3,556,396	$(4,600,781)	$3,968,950

For the Quarter Ended June 30, 2018
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2018	$58	$130	$—	$—	$1,870	$3,814,391	$709,244	$3,206,860	$(4,061,809)	$3,670,744
Net income (loss)	—	—	—	—	—	—	—	118,108	—	118,108
Other comprehensive income (loss)	—	—	—	—	—	—	(37,593)	—	—	(37,593)
Stock based compensation	—	—	—	—	—	2,240	—	—	—	2,240
Common dividends declared	—	—	—	—	—	—	—	—	(93,957)	(93,957)
Preferred dividends declared	—	—	—	—	—	—	—	—	(9,400)	(9,400)
Balance, June 30, 2018	$58	$130	$—	$—	$1,870	$3,816,631	$671,651	$3,324,968	$(4,165,166)	$3,650,142

For the Six Months Ended June 30, 2019
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829
Net income (loss)	—	—	—	—	—	—	—	176,907	—	176,907
Other comprehensive income (loss)	—	—	—	—	—	—	112,258	—	—	112,258
Stock based compensation	—	—	—	—	1	6,620	—	—	—	6,621
Common dividends declared	—	—	—	—	—	—	—	—	(188,204)	(188,204)
Preferred dividends declared	—	—	—	—	—	—	—	—	(35,829)	(35,829)
Issuance of preferred stock	—	—	—	80	—	193,288	—	—	—	193,368
Balance, June 30, 2019	$58	$130	$104	$80	$1,872	$4,272,001	$739,090	$3,556,396	$(4,600,781)	$3,968,950

For the Six Months Ended June 30, 2018
	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2017	$58	$130	$—	$—	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977
Net income (loss)	—	—	—	—	—	—	—	357,116	—	357,116
Other comprehensive income (loss)	—	—	—	—	—	—	(125,251)	—	—	(125,251)
Repurchase of common stock	—	—	—	—	(8)	(14,826)	—	—	—	(14,834)
Stock based compensation	—	—	—	—	—	4,766	—	—	—	4,766
Common dividends declared	—	—	—	—	—	—	—	—	(187,832)	(187,832)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,800)	(18,800)
Balance, June 30, 2018	$58	$130	$—	$—	$1,870	$3,816,631	$671,651	$3,324,968	$(4,165,166)	$3,650,142

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net income	$176,907	$357,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	29,557	11,301
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	(14,327)	(5,911)
Amortization of swaption premium	559	1,157
Net unrealized losses (gains) on derivatives	221,486	(107,314)
Margin (paid) received on derivatives	(157,052)	19,171
Net unrealized losses (gains) on financial instruments at fair value	(391,561)	3,898
Net realized losses (gains) on sales of investments	(1,077)	(2,167)
Net other-than-temporary credit impairment losses	4,853	10,289
(Gain) loss on extinguishment of debt	608	(10,057)
Equity-based compensation expense	6,621	4,766
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	2,048	(6,088)
Decrease (increase) in other assets	(2,166)	23,711
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	2,646	(3,374)
Increase (decrease) in accrued interest payable, net	(26,156)	9,518
Net cash provided by (used in) operating activities	$(147,054)	$306,016
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(2,374,316)	$(2,764,785)
Sales	1,919,230	172
Principal payments	605,724	205,093
Non-Agency RMBS portfolio:
Purchases	(265,062)	(70,043)
Sales	5,167	10,407
Principal payments	196,261	327,923
Loans held for investment:
Purchases	(1,137,244)	(924,283)
Sales	705,653	379,002
Principal payments	806,677	944,146
Net cash provided by (used in) investing activities	$462,090	$(1,892,368)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$57,358,115	$31,403,682
Payments on repurchase agreements	(56,874,303)	(29,525,962)
Net proceeds from preferred stock offerings	193,368	—
Payments on repurchase of common stock	—	(14,834)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	—	1,170,009
Payments on securitized debt borrowings, collateralized by loans held for investment	(748,949)	(1,188,154)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(13,792)	(25,097)
Common dividends paid	(187,098)	(187,390)
Preferred dividends paid	(35,829)	(18,800)

Net cash provided by (used in) financing activities	$(308,488)	$1,613,454
Net increase (decrease) in cash and cash equivalents	6,548	27,102
Cash and cash equivalents at beginning of period	47,486	63,569
Cash and cash equivalents at end of period	$54,034	$90,671

Supplemental disclosure of cash flow information:
Interest received	$721,909	$608,779
Interest paid	$441,557	$306,911
Non-cash investing activities:
Receivable for investments sold	$75,059	$—
Payable for investments purchased	$921,507	$784,425
Net change in unrealized gain (loss) on available-for sale securities	$112,258	$(125,251)
Retained beneficial interests	$74,339	$—

Non-cash financing activities:
Dividends declared, not yet paid	$97,091	$95,807

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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has ten wholly owned direct subsidiaries: Chimera RMBS Whole Pool LLC, and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC, or CIM Trading, formed in July 2010; Chimera Funding TRS LLC, or CIM Funding TRS, a TRS formed in October 2013, Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera Insurance Company, LLC formed in July 2015; Chimera RR Holding LLC formed in April 2016, Anacostia LLC, a TRS formed in June 2018, and NYH Funding LLC, a TRS formed in May 2019.

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

(c) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates including in accounting for income recognition and OTTI on Agency, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans, valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4), securitized debt (Note 7), derivative instruments (Notes 5 and 9) and compensation expense estimates (Note 12). Actual results could differ materially from those estimates.

(d) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2018, other than the significant accounting policies disclosed below.

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2019 or December 31, 2018.

Fair Value Disclosure

The Company has elected to account for certain Non-Agency RMBS investments acquired on or after January 1, 2019 under the fair value option. Under the fair value option, these investments will be carried at fair value, with changes in fair value reported in earnings (included as part of “Net unrealized gains (losses) on financial instruments at fair value”). Consistent with all other investments for which the Company has elected the fair value option, the Company will recognize revenue on a prospective basis in accordance with guidance in ASC 325-40.

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

(e) Recent Accounting Pronouncements

Financial Instruments - Credit Losses - (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current model for recognizing credit losses from an incurred credit loss model to a current expected credit loss

(CECL) model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale (AFS) debt securities for all expected (rather than incurred) credit losses of the asset rather than reduce the carrying amount, as the Company does under the current OTTI model. This update also revises the accounting model for purchased credit-impaired debt securities. The changes in the allowances created in accordance with this update will be recorded in earnings.

The update does not have any impact on financial instruments which are carried at fair value with changes in fair value recorded in earnings. As all Loans held for investment are carried at fair value, with changes in fair value recorded in earnings, the update will have no impact on the carrying value or revenue recognition of Loans held for investment.

The update supersedes subtopic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Upon the effective date of the update, all investments previously classified as AFS and accounted for under subtopic 310-30 will be accounted for under subtopic 326-30 Financial Instruments - Credit Losses; Available-for-Sale Debt Securities and subtopic 325-40, Investments -Other-Beneficial Interests in Securitized Financial Assets.

Under subtopic 310-30, when there is a significant increase in cash flows previously expected to be collected, the Company will increase the yield. When there is a significant decline in cash flows previously expected to be collected, and the fair value of the debt security has declined below its amortized cost basis, an OTTI is considered to have occurred and the amortized cost basis of the investment is reduced. The yield is not lowered under subtopic 310-30 as a result of declines in cash flows previously expected to be collected.

Subtopic 325-40 differs from subtopic 310-30 in that the increase in cash flows previously expected to be collected does not have to be considered significant to potentially result in an increase in the yield. In addition, a significant decline in cash flows previously expected to be collected will result in either an increase in the credit allowance (if the decline is due to an increase in expected losses), or a reduction in the yield (if decline is a result of prepayments or other factors).

With this change for AFS securities accounted for under subtopics 310-30 to subtopics 326-30 and 325-40 upon the effective date of the update, we expect a reduction in the yields on certain AFS investments previously accounted for under subtopic 310-30 for which there have been significant declines in cash flows expected to be collected but the fair values are in excess of the amortized cost basis of the investments at the transition date. The Company continues to analyze the impacts of adoption of the update. For further discussion of accounting for AFS investments under subtopic 310-30 and subtopic 325-40, see footnote 2, Summary of the Significant Accounting Policies, of the Company’s Form 10-K for the year ended December 31, 2018.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in Agency residential, commercial and IO MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of June 30, 2019 and December 31, 2018.

		June 30, 2019
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,264,168	$814	$(1,036,612)	$1,228,370	$1,879,292	$651,273	$(351)	$650,922
Senior, interest-only	6,649,398	292,233	—	292,233	295,897	55,124	(51,460)	3,664
Subordinated	723,303	9,434	(286,212)	446,525	511,879	66,020	(666)	65,354
Subordinated, interest-only	213,940	9,706	—	9,706	12,299	2,775	(182)	2,593
Agency MBS
Residential	8,458,870	193,919	—	8,652,789	8,786,850	146,606	(12,545)	134,061
Commercial	3,036,622	63,292	(5,100)	3,094,814	3,216,671	123,557	(1,700)	121,857
Interest-only	2,795,851	153,619	—	153,619	151,054	1,598	(4,163)	(2,565)
Total	$24,142,152	$723,017	$(1,327,924)	$13,878,056	$14,853,942	$1,046,953	$(71,067)	$975,886

		December 31, 2018
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,386,049	$537	$(1,112,368)	$1,274,218	$1,943,124	$669,356	$(450)	$668,906
Senior, interest-only	5,667,198	286,942	—	286,942	254,890	31,123	(63,175)	(32,052)
Subordinated	394,037	8,642	(179,669)	223,010	276,467	53,702	(245)	53,457
Subordinated, interest-only	221,549	9,932	—	9,932	11,649	2,000	(283)	1,717
Agency MBS
Residential	8,984,249	221,606	—	9,205,855	9,174,382	51,986	(83,459)	(31,473)
Commercial	2,895,679	61,727	(4,469)	2,952,937	2,881,222	6,303	(78,018)	(71,715)
Interest-only	3,028,572	136,026	—	136,026	133,346	1,986	(4,666)	(2,680)
Total	$23,577,333	$725,412	$(1,296,506)	$14,088,920	$14,675,080	$816,456	$(230,296)	$586,160

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,198,506	$1,293,996	$1,248,309	$1,303,590
Purchases	—	5,734	—	5,734
Yield income earned	(55,602)	(57,786)	(111,592)	(117,517)
Reclassification (to) from non-accretable difference	38,469	31,471	45,162	81,496
Sales and deconsolidation	—	(6,775)	(506)	(6,663)
Balance at end of period	$1,181,373	$1,266,640	$1,181,373	$1,266,640

The table below presents the outstanding principal balance and related amortized cost at June 30, 2019 and December 31, 2018 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Six Months Ended	For the Year Ended
	June 30, 2019	December 31, 2018
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$2,325,154	$2,673,350
End of period	$2,176,289	$2,325,154
Amortized cost:
Beginning of period	$1,158,291	$1,381,839
End of period	$1,084,810	$1,158,291

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018. All securities in an unrealized loss position have been evaluated by the Company for OTTI.

			June 30, 2019
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$32,445	$(351)	1	$32,445	$(351)	1
Senior, interest-only	38,157	(15,482)	23	75,976	(35,978)	69	114,133	(51,460)	92
Subordinated	24,467	(407)	3	1,747	(259)	11	26,214	(666)	14
Subordinated, interest-only	2,585	(182)	3	—	—	—	2,585	(182)	3
Agency MBS
Residential	287,950	(868)	3	954,437	(11,677)	37	1,242,387	(12,545)	40
Commercial	37,646	(169)	2	92,341	(1,531)	7	129,987	(1,700)	9
Interest-only	85,479	(1,625)	14	15,962	(2,538)	9	101,441	(4,163)	23
Total	$476,284	$(18,733)	48	$1,172,908	$(52,334)	134	$1,649,192	$(71,067)	182

			December 31, 2018
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$33,303	$(450)	1	$33,303	$(450)	1
Senior, interest-only	34,236	(4,276)	29	95,108	(58,899)	91	129,344	(63,175)	120
Subordinated	13,404	(245)	7	—	—	8	13,404	(245)	15
Subordinated, interest-only	2,104	(158)	2	303	(125)	1	2,407	(283)	3
Agency MBS
Residential	779,322	(6,220)	17	1,809,566	(77,239)	114	2,588,888	(83,459)	131
Commercial	1,697,555	(56,382)	548	504,570	(21,636)	183	2,202,125	(78,018)	731
Interest-only	5,769	(48)	2	41,659	(4,618)	17	47,428	(4,666)	19
Total	$2,532,390	$(67,329)	605	$2,484,509	$(162,967)	415	$5,016,899	$(230,296)	1,020

At June 30, 2019, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2019.

Gross unrealized losses on the Company’s Agency residential and commercial MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $7 million and $95 million as of June 30, 2019 and December 31, 2018, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2019 and December 31, 2018, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings) were $505 thousand and $601 thousand at June 30, 2019 and December 31, 2018, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and six months ended June 30, 2019 and 2018 are presented below.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)		(dollars in thousands)
Total other-than-temporary impairment losses	$—	$(805)	$(801)	$(1,099)
Portion of loss recognized in other comprehensive income (loss)	—	(8,326)	(4,052)	(9,190)
Net other-than-temporary credit impairment losses	$—	$(9,131)	$(4,853)	$(10,289)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)
Cumulative credit loss beginning balance	$591,282	$586,056	$587,199	$591,521
Additions:
Other-than-temporary impairments not previously recognized	—	—	1,479	1,140
Reductions for securities sold or deconsolidated during the period	—	(4,775)	—	(4,948)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	9,131	3,375	9,149
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(3,504)	(7,751)	(4,275)	(14,201)
Cumulative credit impairment loss ending balance	$587,778	$582,661	$587,778	$582,661

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS for the periods reported are summarized as follows:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Loss Severity
Weighted Average	69%	66%
Range	53% - 102%	34% - 132%
60+ days delinquent
Weighted Average	8%	23%
Range	2% - 18%	16% - 30%
Credit Enhancement (1)
Weighted Average	0%	32%
Range	0% - 0%	0% - 55%
3 Month CPR
Weighted Average	8%	10%
Range	3% - 21%	0% - 39%
12 Month CPR
Weighted Average	9%	8%
Range	3% - 12%	1% - 20%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at June 30, 2019 and December 31, 2018.

		June 30, 2019
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$650,653	$620	$651,273	$(351)	$—	$(351)
Senior, interest-only	—	55,124	55,124	—	(51,460)	(51,460)
Subordinated	55,039	10,981	66,020	(155)	(511)	(666)
Subordinated, interest-only	—	2,775	2,775	—	(182)	(182)
Agency MBS
Residential	4,990	141,616	146,606	(4,895)	(7,650)	(12,545)
Commercial	35,509	88,048	123,557	(1,700)	—	(1,700)
Interest-only	—	1,598	1,598	—	(4,163)	(4,163)
Total	$746,191	$300,762	$1,046,953	$(7,101)	$(63,966)	$(71,067)

		December 31, 2018
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$669,356	$—	$669,356	$(450)	$—	$(450)
Senior, interest-only	—	31,123	31,123	—	(63,175)	(63,175)
Subordinated	50,235	3,467	53,702	(151)	(94)	(245)
Subordinated, interest-only	—	2,000	2,000	—	(283)	(283)
Agency MBS
Residential	1,708	50,278	51,986	(59,552)	(23,907)	(83,459)
Commercial	811	5,492	6,303	(35,125)	(42,893)	(78,018)
Interest-only	—	1,986	1,986	—	(4,666)	(4,666)
Total	$722,110	$94,346	$816,456	$(95,278)	$(135,018)	$(230,296)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,264,168	$54.25	83.00	5.1%	19.4%
Senior, interest-only	6,649,398	4.39	4.45	1.1%	8.3%
Subordinated	723,303	61.73	70.77	3.6%	7.8%
Subordinated, interest-only	213,940	4.54	5.75	1.2%	16.3%
Agency MBS
Residential pass-through	8,458,870	102.29	103.88	4.0%	3.4%
Commercial pass-through	3,036,622	101.92	105.93	3.6%	3.5%
Interest-only	2,795,851	5.49	5.40	1.1%	5.5%
(1) Bond Equivalent Yield at period end.

	December 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,386,049	$53.40	$81.44	5.0%	19.5%
Senior, interest-only	5,667,198	5.06	4.50	1.2%	8.4%
Subordinated	394,037	56.60	70.16	4.0%	9.9%
Subordinated, interest-only	221,549	4.48	5.26	1.1%	16.4%
Agency MBS
Residential pass-through	8,984,249	102.47	102.12	4.0%	3.6%
Commercial pass-through	2,895,679	101.98	99.50	3.6%	3.4%
Interest-only	3,028,572	4.49	4.40	0.8%	4.3%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
AAA	0.6%	0.5%
AA	0.1%	0.1%
A	0.4%	0.3%
BBB	1.4%	0.4%
BB	3.6%	3.6%
B	1.5%	1.1%
Below B or not rated	92.4%	94.0%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2019 and December 31, 2018 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	June 30, 2019
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$6,540	$330,911	$939,511	$602,330	$1,879,292
Senior interest-only	1,324	62,876	99,185	132,512	295,897
Subordinated	—	32,432	107,962	371,485	511,879
Subordinated interest-only	—	—	10,296	2,003	12,299
Agency MBS
Residential	—	7,998,920	782,046	5,884	8,786,850
Commercial	18,387	—	29,391	3,168,893	3,216,671
Interest-only	111,723	21,430	17,901	—	151,054
Total fair value	$137,974	$8,446,569	$1,986,292	$4,283,107	$14,853,942
Amortized cost
Non-Agency RMBS
Senior	$6,515	$247,659	$596,934	$377,262	$1,228,370
Senior interest-only	2,133	72,768	95,007	122,325	292,233
Subordinated	—	22,855	89,540	334,130	446,525
Subordinated interest-only	—	—	7,595	2,111	9,706
Agency MBS
Residential	—	7,868,385	778,504	5,900	8,652,789
Commercial	18,229	—	29,167	3,047,418	3,094,814
Interest-only	112,421	23,856	17,342	—	153,619
Total amortized cost	$139,298	$8,235,523	$1,614,089	$3,889,146	$13,878,056

	December 31, 2018
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,611	$357,543	$946,536	$631,434	$1,943,124
Senior interest-only	1,189	38,407	96,401	118,893	254,890
Subordinated	—	39,825	43,744	192,898	276,467
Subordinated interest-only	—	303	9,321	2,025	11,649
Agency MBS
Residential	—	640,713	8,524,211	9,458	9,174,382
Commercial	—	15,468	28,205	2,837,549	2,881,222
Interest-only	65,675	48,580	19,091	—	133,346
Total fair value	$74,475	$1,140,839	$9,667,509	$3,792,257	$14,675,080
Amortized cost
Non-Agency RMBS
Senior	$7,522	$277,025	$585,187	$404,484	$1,274,218
Senior interest-only	2,250	46,944	111,538	126,210	286,942
Subordinated	—	29,487	26,036	167,487	223,010
Subordinated interest-only	—	428	7,358	2,146	9,932
Agency MBS
Residential	—	645,368	8,550,766	9,721	9,205,855
Commercial	—	15,543	29,447	2,907,947	2,952,937
Interest-only	64,185	53,076	18,765	—	136,026
Total amortized cost	$73,957	$1,067,871	$9,329,097	$3,617,995	$14,088,920

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At June 30, 2019 and December 31, 2018, 73% and 71% of the Non-Agency RMBS collateral was classified as Alt-A, respectively. At June 30, 2019 and December 31, 2018, 9% and 12% of the Non-Agency RMBS collateral was classified as prime, respectively. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
Weighted average maturity (years)		22.9		21.3
Weighted average amortized loan to value (1)		63.5%		62.9%
Weighted average FICO (2)		714		708
Weighted average loan balance (in thousands)		$294		$308
Weighted average percentage owner occupied		86.5%		85.7%
Weighted average percentage single family residence		60.7%		63.8%
Weighted average current credit enhancement		1.2%		1.4%
Weighted average geographic concentration of top four states	CA	32.9%	CA	33.8%
	FL	7.1%	FL	7.7%
	NY	6.6%	NY	7.4%
	TX	2.2%	NJ	2.1%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2019 and December 31, 2018.

Origination Year	June 30, 2019	December 31, 2018
2003 and prior	1.4%	1.3%
2004	1.6%	1.7%
2005	11.5%	12.9%
2006	52.9%	49.8%
2007	27.3%	31.0%
2008 and later	5.3%	3.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and six months ended June 30, 2019 and 2018 are as follows:

	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales	$426,188	$32,551	$1,935,469	$32,551

Gross realized gains	128	4,383	27,425	4,383
Gross realized losses	(7,654)	(2,216)	(26,348)	(2,216)
Net realized gain (loss)	$(7,526)	$2,167	$1,077	$2,167

Included in the gross realized gains for the quarter and six months ended June 30, 2018 in the table above are exchanges of securities with a fair value of $22 million. The Company exchanged its investment in a re-REMIC security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $2 million, reflected in earnings for the quarter and six months ended June 30, 2018. There were no such exchanges during the quarter and six months ended June 30, 2019.

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At June 30, 2019, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $11.8 billion and $12.2 billion as of June 30, 2019 and December 31, 2018, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at June 30, 2019 and December 31, 2018:

	For the Six Months Ended	For the Year Ended
	June 30, 2019	December 31, 2018
	(dollars in thousands)
Balance, beginning of period	$12,572,581	$13,678,263
Purchases	1,137,244	1,671,330
Principal paydowns	(806,677)	(1,859,155)
Sales and settlements	(784,373)	(807,364)
Net periodic accretion (amortization)	(43,896)	(83,393)
Realized gains (losses) on sales and settlements	—	101
Change in fair value	226,384	(27,201)
Balance, end of period	$12,301,263	$12,572,581

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans. During the six months ended June 30, 2019, the Company purchased $780 million of loans which were subsequently sold to a trust and securitized, with the Company retaining $74 million of beneficial interests. During the year ended December 31, 2018, the Company purchased $415 million of loans which were subsequently sold to a trust and securitized, with the Company retaining $40 million of beneficial interests. There were no gains or losses incurred from the sale of these assets to a trust.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	June 30, 2019	December 31, 2018
2002 and prior	7.4%	7.3%
2003	6.5%	6.6%
2004	14.1%	13.6%
2005	19.7%	19.5%
2006	22.9%	22.7%
2007	19.5%	19.5%
2008	5.9%	6.2%
2009	0.9%	1.0%
2010 and later	3.1%	3.6%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Number of loans		133,994		140,345
Weighted average maturity (years)		18.3		18.6
Weighted average loan to value (1)		87.4%		87.5%
Weighted average FICO (1)		629		629
Weighted average loan balance (in thousands)		$89		$89
Weighted average percentage owner occupied		87.8%		90.1%
Weighted average percentage single family residence		86.0%		86.3%
Weighted average geographic concentration of top five states	CA	9.6%	CA	9.0%
	FL	7.3%	FL	7.3%
	NY	6.0%	OH	5.9%
	OH	5.8%	NY	5.7%
	PA	5.6%	PA	5.6%
(1) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at June 30, 2019 and December 31, 2018.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal/Notional
	(dollars in thousands)
June 30, 2019	$712,046	$240,389	$278,915	$275,163	$306,417	$56,232	$1,869,162	$11,941,767
% of Unpaid Principal Balance	6.0%	2.0%	2.3%	2.3%	2.6%	0.5%	15.7%

December 31, 2018	$855,423	$278,953	$342,944	$266,034	$292,307	$47,055	$2,082,716	$12,432,582
% of Unpaid Principal Balance	6.9%	2.2%	2.8%	2.1%	2.4%	0.4%	16.8%

The fair value of residential mortgage loans 90 days or more past due was $593 million and $606 million as of June 30, 2019 and December 31, 2018, respectively.

Real estate owned

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a gain or loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at June 30, 2019 and December 31, 2018 was $22 million and $17 million, respectively, and were recorded in Other Assets on the Company’s Consolidated Statements of Financial Condition.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At June 30, 2019, ten investment holdings with an internally developed fair value of $80 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $9 million higher than the third party prices provided of $71 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at June 30, 2019 in excess of the derived predetermined threshold for the period. At December 31, 2018, nineteen investment holdings with an internally developed fair value of $127 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $4 million higher than the third party prices provided of $123 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2018 in excess of the derived predetermined threshold for the period.

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

At June 30, 2019, the internally developed fair value of one loan pool of $167 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $26 million higher than the third party price provided of $141 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. At December 31, 2018, the internally developed fair value of three loan pools of $489 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third party price provided of $486 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price.

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

Fair value option

The table below shows the unpaid principal, fair value and impact of change in fair value on each of the financial instruments carried with fair value option as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Senior	44,353	45,245	392	620
Subordinated	379,784	282,591	5,780	7,099
Senior, interest-only	6,649,398	295,897	11,511	35,716
Subordinated, interest-only	213,940	12,299	944	875
Agency MBS
Residential Pass-through	7,862,971	8,164,681	55,585	107,597
Commercial Pass-through	1,758,849	1,874,105	84,286	125,448
Interest-only	2,795,851	151,054	(4,125)	116
Loans held for investment, at fair value	11,941,767	12,301,263	119,839	226,384
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	7,884,686	7,881,087	(83,464)	(112,294)

	December 31, 2018
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$12,014	$404	$(145)
Senior, interest-only	5,667,198	254,890	22,924	20,095
Subordinated, interest-only	221,549	11,649	(270)	1,261
Agency MBS
Residential Pass-through	7,573,835	7,739,382	78,203	31,185
Commercial Pass-through	1,607,626	1,595,681	15,019	(35,002)
Interest-only	3,028,572	133,346	1,441	4,230
Loans held for investment, at fair value	12,432,582	12,572,581	(44,253)	(27,201)
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,561,319	8,455,376	11,368	52,209

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2019 and December 31, 2018 are presented below.

	June 30, 2019
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,699,367	$—	$2,699,367
Agency MBS, at fair value	—	12,154,575	—	—	12,154,575
Loans held for investment, at fair value	—	—	12,301,263	—	12,301,263
Derivatives	—	4,767	—	(4,556)	211

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	7,881,087	—	7,881,087
Derivatives	9,247	311,609	—	(320,856)	—

	December 31, 2018
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,486,130	$—	$2,486,130
Agency MBS, at fair value	—	12,188,950	—	—	12,188,950
Loans held for investment, at fair value	—	—	12,572,581	—	12,572,581
Derivatives	—	89,121	—	(51,653)	37,468

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,455,376	—	8,455,376
Derivatives	13,375	169,790	—	(183,165)	—

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at June 30, 2019 and December 31, 2018.

Fair Value Reconciliation, Level 3
	For the Six Months Ended, June 30, 2019
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,486,130	$12,572,581	$8,455,376
Transfers in to Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases of assets/ issuance of debt	339,401	1,137,244	75,054
Principal payments	(196,261)	(806,677)	(748,949)
Sales and Settlements	(5,167)	(784,373)	—
Net accretion (amortization)	50,704	(43,896)	(12,688)
Gains (losses) included in net income
Other than temporary credit impairment losses	(4,853)	—	—
Realized gains (losses) on sales and settlements	(1,095)	—	—
Net unrealized gains (losses) included in income	44,311	226,384	112,294
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(13,803)	—	—
Ending balance Level 3	$2,699,367	$12,301,263	$7,881,087

Fair Value Reconciliation, Level 3
	For the Year Ended, December 31, 2018
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,851,316	$13,678,263	$9,388,657
Transfers in to Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases of assets/ issuance of debt	253,952	1,671,330	1,769,539
Principal payments	(521,109)	(1,859,155)	(1,778,625)
Sales and Settlements	(100,786)	(807,364)	(834,414)
Net accretion (amortization)	101,088	(83,393)	(11,197)
Gains (losses) included in net income
Other than temporary credit impairment losses	(21,791)	—	—
Realized gains (losses) on sales and settlements	201	101	(26,375)
Net unrealized gains (losses) included in income	21,208	(27,201)	(52,209)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(97,949)	—	—
Ending balance Level 3	$2,486,130	$12,572,581	$8,455,376

There were no transfers in or out from Level 3, during the quarter ended June 30, 2019 and during the year ended December 31, 2018.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of June 30, 2019 and December 31, 2018 follows:

	June 30, 2019
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	4.2%	1% -20%	6.1%	0% -85%	4.6%	35% -95%	48.6%
Senior interest-only	0% -100%	10.9%	4% -32%	12.4%	0% -78%	3.2%	30% -95%	44.1%
Subordinated	3% -13%	5.5%	4% -25%	9.2%	0% -25%	1.8%	10% -65%	36.3%
Subordinated interest-only	9% -100%	11.7%	4% -25%	11.6%	0% -6%	2.8%	30% -46%	39.9%

	December 31, 2018
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	4.5%	1% -25%	6.7%	0% -60%	6.1%	35% -95%	48.0%
Senior interest-only	8% -100%	11.1%	3% -32%	10.9%	0% -60%	4.5%	30% -95%	44.5%
Subordinated	4% -20%	5.8%	1% -19%	7.5%	0% -34%	2.9%	10% -70%	42.5%
Subordinated interest-only	9% -100%	12.0%	4% -25%	12.8%	0% -24%	5.6%	35% -68%	41.2%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of June 30, 2019 and December 31, 2018 follows:

	March 31, 2019
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	3.5%	6% - 15%	9.0%	0% - 17%	1.4%	30% - 75%	60.8%

	December 31, 2018
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	4.3%	6% - 18%	9.3%	0% - 23%	1.4%	30% - 65%	58.7%

All of the significant inputs listed have some degree of market observability based on the Company’s knowledge of the market, information available to market participants, and use of common market data sources. Collateral default and loss severity projections are in the form of “curves” that are updated quarterly to reflect the Company’s collateral cash flow projections. Methods used to develop these projections conform to industry conventions. The Company uses assumptions it considers its best estimate of future cash flows for each security.

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of June 30, 2019 and December 31, 2018 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized primarily by seasoned subprime mortgages at fair value as of June 30, 2019 and December 31, 2018 follows:

	June 30, 2019	December 31, 2018
Factor:
Coupon
Base Rate	4.6%	5.2%
Actual	6.8%	6.9%

FICO
Base Rate	638	638
Actual	626	626

Loan-to-value (LTV)
Base Rate	88%	88%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	89%	90%
Investor	1%	1%
Secondary	10%	9%
Property Type
Single family	86%	86%
Manufactured housing	4%	4%
Multi-family/mixed use/other	10%	10%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

	June 30, 2019
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	14,514,719	14,548,583
Securitized debt, collateralized by Non-Agency RMBS	3	145,130	129,753

	December 31, 2018
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	14,030,465	14,085,164
Securitized debt, collateralized by Non-Agency RMBS	3	159,955	140,711

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month and three-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of collateral pledged as of June 30, 2019 and December 31, 2018 were:

	June 30, 2019	December 31, 2018
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$10,216,460	$10,193,272
Non-agency MBS and Loans held for investment (in thousands)	4,298,259	3,837,193
Total:	$14,514,719	$14,030,465

Average balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$10,475,509	$6,085,643
Non-agency MBS and Loans held for investment (in thousands)	4,040,729	3,730,527
Total:	$14,516,238	$9,816,170

Average borrowing rate of Repurchase agreements secured by:
Agency MBS	2.63%	2.55%
Non-agency MBS and Loans held for investment	3.92%	4.04%

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	31 Days	30 Days
Non-agency MBS and Loans held for investment	293 Days	231 Days

Average original maturity of Repurchase agreements secured by:
Agency MBS	60 Days	88 Days
Non-agency MBS and Loans held for investment	318 Days	259 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$10,771,827	$10,832,018
Non-agency MBS and Loans held for investment (in thousands)	5,621,556	4,998,990
Total:	$16,393,383	$15,831,008

At June 30, 2019 and December 31, 2018, the repurchase agreements collateralized by MBS and Loans held for investment had the following remaining maturities.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Overnight	$42,249	$—
1 to 29 days	4,981,306	6,326,232
30 to 59 days	6,711,006	4,620,656
60 to 89 days	510,500	1,504,695
90 to 119 days	405,762	169,244
Greater than or equal to 120 days	1,863,896	1,409,638
Total	$14,514,719	$14,030,465

At June 30, 2019 and December 31, 2018, there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2019 and December 31, 2018 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $162 million and $175 million, respectively. At June 30, 2019 and December 31, 2018, the debt carried a weighted average coupon equal to 6.5% and 6.4%, respectively. As of June 30, 2019, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the quarter and six months ended June 30, 2019, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in a net loss on extinguishment of debt of $608 thousand. There were no securitized debt collateralized by Non-Agency RMBS acquisitions during the quarter and six months ended June 30, 2018.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2019 and December 31, 2018, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Within One Year	$17,438	$23,602
One to Three Years	22,633	30,803
Three to Five Years	8,166	8,047
Greater Than Five Years	4,387	3,605
Total	$52,624	$66,057

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

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2019 and December 31, 2018 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $7.9 billion and $8.6 billion, respectively. At June 30, 2019 and December 31, 2018 the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 4.6%, respectively. As of June 30, 2019, the maturities of the debt range between the years 2023 and 2067.

There were no securitized debt collateralized by loans acquisitions during the quarters and six months ended June 30, 2019. During the quarter ended June 30, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $155 million for $154 million. This transaction resulted in a net gain on the extinguishment of debt of $387 thousand, which is reflected in earnings for the quarter ended June 30, 2018. During the six months ended June 30, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $304 million for $294 million. This transaction resulted in a net gain on extinguishment of debt of $10 million, which is reflected in earnings for the six months ended June 30, 2018.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at June 30, 2019 and December 31, 2018, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Within One Year	$1,522,234	$1,608,381
One to Three Years	2,501,201	2,587,635
Three to Five Years	1,785,806	1,949,060
Greater Than Five Years	1,957,686	2,237,259
Total	$7,766,927	$8,382,335

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at June 30, 2019.

June 30, 2019
(dollars in thousands)
Year	Principal
2019	$292,541
2020	3,898,158
2021	3,152,988
2022	250,404
2023	117,167
Total	$7,711,258

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of June 30, 2019, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.7 billion and liabilities with a carrying value of $8.1 billion. As of December 31, 2018, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $13.4 billion and liabilities with a carrying value of $8.7 billion.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$961,624	$1,017,442
Loans held for investment, at fair value	11,651,062	12,263,265
Accrued interest receivable	67,392	72,389
Other assets	35,662	39,855
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$145,130	$159,955
Securitized debt at fair value, collateralized by loans held for investment	7,881,087	8,455,376
Accrued interest payable	31,101	33,541
Other liabilities	2,938	3,286

Income, OTTI and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$200,703	$229,746
Interest expense, Non-recourse liabilities of VIEs	87,529	99,507
Net interest income	$113,174	$130,239

Total other-than-temporary impairment losses	$—	$(351)
Portion of loss recognized in other comprehensive income (loss)	—	(8,561)
Net other-than-temporary credit impairment losses	$—	$(8,912)

Servicing fees	$8,861	$9,722

	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$407,814	$464,772
Interest expense, Non-recourse liabilities of VIEs	178,556	199,121
Net interest income	$229,258	$265,651

Total other-than-temporary impairment losses	$(424)	$(351)
Portion of loss recognized in other comprehensive income (loss)	(3,831)	(8,561)
Net other-than-temporary credit impairment losses	$(4,255)	$(8,912)

Servicing fees of consolidated VIES	$17,600	$20,133

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2019, ranged from less than $1 million to $191 million, with an aggregate amount of $1.7 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2018, ranged from less than $1 million to $52 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.5 billion, and $1.2 billion at June 30, 2019 and December 31, 2018, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2019 and December 31, 2018.

		June 30, 2019
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$7,706,700	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	25,000	Derivatives, at fair value, net	211	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$8,351,400		$211		$—

		December 31, 2018
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$10,906,700	Derivatives, at fair value, net	$35,798	Derivatives, at fair value, net	$—
Swaptions	53,000	Derivatives, at fair value, net	1,670	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$11,579,400		$37,468		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2019	June 30, 2018
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(130,639)	$21,165
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(91,288)	1,246
Treasury Futures	Net unrealized gains (losses) on derivatives	(1,197)	5,984
Treasury Futures	Net realized gains (losses) on derivatives	(13,544)	(2,210)
Swaptions	Net unrealized gains (losses) on derivatives	(335)	(1,254)
Swaptions	Net realized gains (losses) on derivatives	(76)	(429)
Total		$(237,079)	$24,502

(1) Includes loss on termination of interest rate swaps of $95 million during the quarter ended June 30, 2019. There were no swaps terminations during the quarter ended June 30, 2018.

		Net gains (losses) on derivatives for the six months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2019	June 30, 2018
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(224,714)	$106,129
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(193,873)	(1,365)
Treasury Futures	Net unrealized gains (losses) on derivatives	4,128	(604)
Treasury Futures	Net realized gains (losses) on derivatives	(26,123)	14,215
Swaptions	Net unrealized gains (losses) on derivatives	(900)	1,789
Swaptions	Net realized gains (losses) on derivatives	(235)	(1,157)
Total		$(441,717)	$119,007
(1) Includes loss on termination of interest rate swaps of $203 million during the six months ended June 30, 2019. There were no swaps terminations during the six months ended June 30, 2018.

The company paid $95 million and $203 million to terminate interest rate swaps with a notional value of $1.3 billion and $2.8 billion during the quarter and six months ended June 30, 2019, respectively. The terminated swaps had original maturities of 2028. There were no swap terminations during the quarter and six months ended June 30, 2018.

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2019 was 2.44% and the weighted average receive rate was 2.49%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2018 was 2.58% and the weighted average receive rate was 2.69%. The weighted average maturity on the Company’s interest rate swaps at June 30, 2019 and December 31, 2018 was 6 years and 7 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange, or NYSE. Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s International Swaps and Derivative Association, or ISDA, and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features are in a net liability position at June 30, 2019 is approximately $323 million including accrued interest, which represents the maximum amount the Company would pay upon termination, which is fully collateralized.

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

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00, respectively, per preferred share, during the quarters and six months ended June 30, 2019 and 2018, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00, respectively, per preferred share during the quarters and six months ended June 30, 2019 and 2018, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97, respectively, per preferred share during the six months ended June 30, 2019.

The Company declared dividends to Series D preferred stockholders of $7 million, or $0.87 per share during the quarter ended June 30, 2019 (long first dividend period).

Common Stock

In February 2018, our Board of Directors reauthorized $100 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, the Company repurchased approximately 883 thousand shares of its common stock at an average price of $16.81 per share for a total of $15 million during the six months ended June 30, 2018. The Company did not repurchase any of its common stock during the quarter and six months ended June 30, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $85 million as of June 30, 2019.

During the quarter and six months ended June 30, 2019, the Company declared dividends to common shareholders of $95 million and $188 million, or $0.50 and $1.00, per share, respectively. During the quarter and six months ended June 30, 2018, the Company declared dividends to common shareholders of $94 million and $188 million, or $0.50 and $1.00, per share.

Earnings per share for the quarters and six months ended June 30, 2019 and 2018 respectively, are computed as follows:

	For the Quarters Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$40,322	$108,708
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$40,322	$108,708

Denominator:
Weighted average basic shares	187,153,007	186,994,743
Effect of dilutive securities	1,118,476	427,402
Weighted average dilutive shares	188,271,483	187,422,145

Net income per average share attributable to common stockholders - Basic	$0.22	$0.58
Net income per average share attributable to common stockholders - Diluted	$0.21	$0.58

	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Numerator:
Net income	$141,078	$338,316
Effect of dilutive securities:	—	—
Dilutive net income available to stockholders	$141,078	$338,316

Denominator:
Weighted average basic shares	187,132,842	187,272,469
Effect of dilutive securities	1,121,424	465,974
Weighted average dilutive shares	188,254,266	187,738,443

Net income per average share attributable to common stockholders - Basic	$0.75	$1.81
Net income per average share attributable to common stockholders - Diluted	$0.75	$1.80

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the six months ended June 30, 2019 and 2018:

	June 30, 2019
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2018	$626,832	$626,832
OCI before reclassifications	85,218	85,218
Amounts reclassified from AOCI	27,040	27,040
Net current period OCI	112,258	112,258
Balance as of June 30, 2019	$739,090	$739,090

	June 30, 2018
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2017	$796,902	$796,902
OCI before reclassifications	(131,157)	(131,157)
Amounts reclassified from AOCI	5,906	5,906
Net current period OCI	(125,251)	(125,251)
Balance as of June 30, 2018	$671,651	$671,651

The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$(22,187)	$4,383	Net realized gains (losses) on sales of investments
	(4,853)	(10,289)	Net other-than-temporary credit impairment losses
	$(27,040)	$(5,906)	Income before income taxes
	—	—	Income taxes
	$(27,040)	$(5,906)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. During the vesting period, these shares may not be sold. There were approximately 5 million shares available for future grants under the Incentive Plan as of June 30, 2019.

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

Grants of Restricted Stock Units or, RSUs
During the first quarters of 2019 and 2018, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to the Company plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 48 thousand RSU awards during the quarter ended June 30, 2019 with a grant date fair value of $1 million for the 2019 performance year. The Company granted 447 thousand RSU awards during the six months ended June 30, 2019, with a grant date fair value of $8 million for the 2018 and 2019 performance years. The Company granted 241 thousand RSU awards during the first quarter of 2018 with a grant date fair value $4 million for the 2017 performance year.
Grants of Performance Share Units or, PSUs

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the first quarter of 2019, include a three-year performance period ending on December 31, 2021. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares which will vest. During the first quarter of 2019, the Company granted 152 thousand PSU awards to senior management with a grant date fair value of $3 million.
The 2018 PSU awards include a three years performance period ending on December 31, 2020. The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the total shareholder return of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period. The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions. Based on the model results, the 133 thousand PSU awards granted during the first quarter of 2018, had a grant date fair value of $2 million which will cliff vest on December 31, 2020.
The Company recognized stock based compensation expenses of $3 million and $2 million, respectively and $8 million and $3 million, respectively for the quarters and six months ended June 30, 2019 and 2018.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $19,000 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended June 30, 2019 and 2018, were $126 thousand and $137 thousand, respectively. For the six months ended June 30, 2019 and 2018, the 401(k) expenses were $268 thousand and $251 thousand, respectively.

13. Income Taxes

For the quarter ended June 30, 2019 and the year ended December 31, 2018, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the quarter ended June 30, 2019 and the year ended December 31, 2018.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(14,514,719)	$—	$(14,514,719)	$16,393,383	$(2,336)	$1,876,328
Interest Rate Swaps - Gross Assets	4,556	(4,556)	—	—	168,804	168,804
Interest Rate Swaps - Gross Liabilities	(311,609)	311,609	—	—	—	—
Treasury Futures - Gross Assets	—	—	—	—	4,792	4,792
Treasury Futures - Gross Liabilities	(9,247)	9,247	—	—	—	—
Swaptions - Gross Assets	211	—	211	—	—	211
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(14,830,808)	$316,300	$(14,514,508)	$16,393,383	$171,260	$2,050,135
(1) Included in other assets

	December 31, 2018
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(14,030,465)	$—	$(14,030,465)	$15,831,008	$—	$1,800,543
Interest Rate Swaps - Gross Assets	87,451	(51,653)	35,798	—	198,112	233,910
Interest Rate Swaps - Gross Liabilities	(169,790)	169,790	—	—	—	—
Treasury Futures - Gross Assets	—	—	—	—	3,220	3,220
Treasury Futures - Gross Liabilities	(13,375)	13,375	—	—	—	—
Swaptions - Gross Assets	1,670	—	1,670	—	—	1,670
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(14,124,509)	$131,512	$(13,992,997)	$15,831,008	$201,332	$2,039,343

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

In addition to the investment in KAH Capital, the Company has made a $150 million capital commitment to Hains Point, LLC (Hains Point), which is KAH Capital’s initial fund which is consolidated by the Company as the sole investor in the fund. As of June 30, 2019, the Company has funded $59 million towards that commitment. KAH Capital will manage the investments in Hains Point including asset selection, repurchase and other financing arrangements as well as hedging transactions. Capital calls for investments made in Hains Point are subject to our consent and approval. KAH Capital will earn $6.5 million over approximately 3 years for its investment advisory services.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about, among other things, possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	availability of investment opportunities in real estate-related and other securities;

•	our expected investments;

•	changes in the value of our investments;

•	changes in interest rates and mortgage prepayment rates;

•	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

•	rates of default, delinquencies or decreased recovery rates on our investments;

•	general volatility of the securities markets in which we invest;

•	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;

•	our ability to effect our strategy to securitize residential mortgage loans;

•	interest rate mismatches between our investments and our borrowings used to finance such purchases;

•	effects of interest rate caps on our adjustable-rate investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the impact of and changes to various government programs;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	availability of qualified personnel;

•	our ability to maintain our classification as a real estate investment trust, or, REIT, for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act;

•	our expectations regarding materiality or significance; and

•	the effectiveness of our disclosure controls and procedures.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our Form 10-K for fiscal year ended December 31, 2018. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a publicly traded REIT that is primarily engaged in the business of investing directly or indirectly through our subsidiaries, on a leveraged basis, in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate related securities. Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We focus our investment activities primarily on acquiring residential mortgage loans and on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At June 30, 2019, based on the amortized cost balance of our interest earning assets, approximately 46% of our investment portfolio was residential mortgage loans, 46% of our investment portfolio was Agency MBS and 8% of our investment portfolio was Non-Agency RMBS, respectively. At December 31, 2018, based on the amortized cost balance of our interest earning assets, approximately 47% of our investment portfolio was residential mortgage loans, 47% of our investment portfolio was Agency MBS and 6% of our investment portfolio was Non-Agency RMBS, respectively.

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

We use leverage to increase returns and to finance the acquisition of our assets. Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We expect to finance our investments using a variety of financing sources including, when available, securitizations, warehouse facilities, repurchase agreements, structured asset financing and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options, swaptions and futures to reduce the effect of interest rate fluctuations related to our financing sources.

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

After increasing the Fed Funds Target rate four times in 2018, the Federal Reserve has signaled that it may start cutting interest rates this year. Medium term and longer-term interest rates decreased during the second quarter of 2019, and yield curve inversion continued. At the end of the quarter, the 10 Year U.S. Treasury rate was 2.00%, which was below 6 month and shorter tenor Treasuries. The shape of the yield curve is impacting many financial companies by, among other things, keeping short-term borrowing costs high relative to longer rates and portfolio reinvestment rate low. The longer the yield curve maintains its current shape, the harder it will become to maintain net interest spreads.

Our core portfolio continues to perform well. The Case-Shiller housing index showed strength but the pace of growth is slowing down. U.S. mortgage rates trended down through the second quarter of 2019. The recent decline in interest rates has spurred purchase and refinance activity. Also, the rate of unemployment is historically low, which is generally supportive of the U.S. housing economy.

Our book value per common share was $16.24 as of June 30, 2019, up from $16.15 as of March 31, 2019, as interest rate declines during the quarter increased the value of our Agency MBS, Non-Agency RMBS and Loans held for investment portfolios, partially offset by losses incurred on our hedge portfolio. We continue to seek high yielding investment opportunities that will deliver a durable dividend to our shareholders while managing risk.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and six months ended June 30, 2019 and 2018.

Net Income
(dollars in thousands, except share and per share data)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net interest income:
Interest income (1)	$339,914	$306,436	$690,303	$603,567
Interest expense (2)	198,110	161,266	401,060	310,518
Net interest income	141,804	145,170	289,243	293,049
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(805)	(801)	(1,099)
Portion of loss recognized in other comprehensive income	—	(8,326)	(4,052)	(9,190)
Net other-than-temporary credit impairment losses	—	(9,131)	(4,853)	(10,289)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(132,171)	25,895	(221,486)	107,314
Realized gains (losses) on terminations of interest rate swaps	(95,211)	—	(203,257)	—
Net realized gains (losses) on derivatives	(9,697)	(1,393)	(16,974)	11,693
Net gains (losses) on derivatives	(237,079)	24,502	(441,717)	119,007
Net unrealized gains (losses) on financial instruments at fair value	190,748	(18,364)	391,561	(3,898)
Net realized gains (losses) on sales of investments	(7,526)	2,167	1,077	2,167
Gains (losses) on extinguishment of debt	(608)	387	(608)	10,057
Total other gains (losses)	(54,465)	8,692	(49,687)	127,333

Other expenses:
Compensation and benefits	12,114	8,689	26,484	17,100
General and administrative expenses	7,030	5,860	12,914	11,349
Servicing fees	9,280	9,943	18,243	21,277
Deal expenses	—	2,095	—	3,183
Total other expenses	28,424	26,587	57,641	52,909
Income (loss) before income taxes	58,915	118,144	177,062	357,184
Income taxes	155	36	155	68
Net income (loss)	$58,760	$118,108	$176,907	$357,116

Dividends on preferred stock	18,438	9,400	35,829	18,800

Net income (loss) available to common shareholders	$40,322	$108,708	$141,078	$338,316

Net income (loss) per share available to common shareholders:
Basic	$0.22	$0.58	$0.75	$1.81
Diluted	$0.21	$0.58	$0.75	$1.80

Weighted average number of common shares outstanding:
Basic	187,153,007	186,994,743	187,132,842	187,272,469
Diluted	188,271,483	187,422,145	188,254,266	187,738,443

Dividends declared per share of common stock	$0.50	$0.50	$1.00	$1.00

(1) Includes interest income of consolidated VIEs of $200,703 and $229,746 for the quarters ended June 30, 2019 and 2018, respectively and $407,814 and $464,772 for the six months ended June 30, 2019 and 2018, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $87,529 and $99,507 for the quarters ended June 30, 2019 and 2018, respectively and $178,556 and $199,121 for the six months ended June 30, 2019 and 2018, respectively. See Note 8 to consolidated financial statements for further discussion.

.

Results of Operations for the Quarters and Six Months Ended June 30, 2019 and 2018.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

For the quarter ended June 30, 2019, our net income available to common shareholders was $40 million, or $0.22 per average basic common share, which decreased by $69 million, or $0.36, compared to the same period of 2018. This decrease in net income available to common shareholders for the quarter ended June 30, 2019, compared to the same period of 2018, was primarily due to Net losses on derivatives of $262 million, which was partially offset by Net unrealized gains on financial instruments at fair value of $209 million.

For the six months ended June 30, 2019, our net income available to common shareholders was $141 million, or $0.75, per average basic common share, which decreased by $197 million, or $1.06, compared to the same period of 2018. This decrease in net income available to common shareholders for the six months ended June 30, 2019, compared to the same period of 2018, was primarily due to Net losses on derivatives of $561 million, which was partially offset by Net unrealized gains on financial instruments at fair value of $395 million.

Interest Income

The changes in our interest income for the quarter and six months ended June 30, 2019, as compared to the same period of 2018, are primarily driven by the repositioning of our balance sheet by significantly increasing Agency MBS investments.

Interest income increased by $34 million, or 11%, to $340 million for the quarter ended June 30, 2019, as compared to $306 million for the same period of 2018. The increase was primarily due to an increase in interest income earned on Agency MBS of $50 million. This increase was offset in part by a decrease in interest income on Loans held for investment of $17 million, compared to the same period of 2018.

Interest income increased by $86 million, or 14%, to $690 million for the six months ended June 30, 2019, as compared to $604 million for the same period of 2018. The increase was primarily due to an increase in interest income earned on Agency MBS of $120 million, which was driven by higher average Agency MBS balances, as compared to the same period of 2018. This increase was offset in part by a decrease in interest income on Loans held for investment of $33 million, compared to the same period of 2018.

Interest Expense

Interest expense increased by $37 million, or 23%, to $198 million for the quarter ended June 30, 2019, compared to $161 million for the same period of 2018. The increase was primarily due to higher interest expense on repurchase agreements collateralized by Agency MBS of $46 million, which was driven by higher repurchase agreements balances and higher interest rates following the four Federal Funds rate hikes in 2018. The increase was offset in part by lower interest expense on Securitized debt, collateralized by loans held for investment of $11 million, compared to the same period of 2018.

Interest expense increased by $90 million, or 29%, to $401 million for the six months ended June 30, 2019, compared to $311 million for the same period of 2018. The increase was primarily due to higher interest expenses on repurchase agreements collateralized by Agency MBS of $99 million, which was driven by higher average repurchase agreements balances and higher interest rates following the four Federal Funds rate hikes in 2018. The increase was offset in part by lower interest expense on Securitized debt, collateralized by loans held for investment of $19 million, compared to the same period of 2018.

Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately in our GAAP financial statements.

Economic Net Interest Income

Our “Economic net interest income” is a non-GAAP financial measure that equals interest income less interest expense and realized gains or losses on our interest rate swaps. Realized gains or losses on our interest rate swaps are the periodic net settlement payments made or received.  For the purpose of computing Economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Net realized gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps are used to manage the increase in interest paid on repurchase agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing actual interest expense and net interest income. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as Economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended June 30, 2019	$339,914	$198,110	$(3,923)	$194,187	$141,804	$3,923	$(2,237)	$143,490
For the Quarter Ended March 31, 2019	$350,389	$202,950	$(5,462)	$197,488	$147,439	$5,462	$(1,571)	$151,330
For the Quarter Ended December 31, 2018	$348,033	$193,920	$364	$194,284	$154,113	$(364)	$(140)	$153,609
For the Quarter Ended September 30, 2018	$321,715	$174,671	$(242)	$174,429	$147,044	$242	$321	$147,607
For the Quarter Ended June 30, 2018	$306,436	$161,266	$(1,246)	$160,020	$145,170	$1,246	$436	$146,852
(1) Primarily interest expense/(income) on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	June 30, 2019			June 30, 2018
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$11,004,763	$93,225	3.4%	$5,149,790	$43,328	3.4%
Non-Agency RMBS	1,400,506	35,701	10.2%	1,146,623	27,133	9.5%
Non-Agency RMBS transferred to consolidated VIEs	517,945	38,917	30.1%	788,432	49,209	25.0%
Residential mortgage loans held for investment	11,906,654	169,834	5.7%	13,041,746	187,202	5.7%
Total	$24,829,868	$337,677	5.4%	$20,126,591	$306,872	6.1%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$10,463,245	$66,748	2.6%	$4,780,044	$20,661	1.7%
Non-Agency RMBS (2)	750,018	6,968	3.7%	371,968	3,391	3.6%
Re-REMIC repurchase agreements	534,978	6,187	4.6%	756,931	7,780	4.1%
RMBS from loan securitizations	2,892,756	26,755	3.7%	2,618,381	28,681	4.4%
Securitized debt, collateralized by Non-Agency RMBS	149,896	1,921	5.1%	187,355	2,637	5.6%
Securitized debt, collateralized by loans	7,793,608	85,608	4.4%	9,168,464	96,870	4.2%
Total	$22,584,501	$194,187	3.4%	$17,883,143	$160,020	3.6%

Economic net interest income/net interest rate spread		$143,490	2.0%		$146,852	2.5%

Net interest-earning assets/net interest margin	$2,245,367		2.3%	$2,243,448		2.9%

Ratio of interest-earning assets to interest bearing liabilities	1.10			1.13

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

	For the Six Months Ended
	June 30, 2019			June 30, 2018
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$11,250,900	$196,820	3.5%	$4,710,377	$76,670	3.3%
Non-Agency RMBS	1,339,490	68,459	10.2%	1,154,302	49,137	8.5%
Non-Agency RMBS transferred to consolidated VIEs	526,642	77,686	29.5%	829,918	101,316	24.4%
Residential mortgage loans held for investment	12,010,129	343,530	5.7%	13,132,886	377,024	5.7%
Total	$25,127,161	$686,495	5.5%	$19,827,483	$604,147	6.1%
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$10,475,509	$136,060	2.6%	$3,907,750	$36,800	1.9%
Non-Agency RMBS (2)	690,183	12,659	3.7%	394,354	6,417	3.3%
Re-REMIC repurchase agreements	547,126	12,685	4.6%	797,967	15,507	3.9%
RMBS from loan securitizations	2,803,420	51,715	3.7%	2,701,381	54,038	4.0%
Securitized debt, collateralized by Non-Agency RMBS	153,073	3,855	5.0%	193,496	5,462	5.6%
Securitized debt, collateralized by loans	7,971,657	174,701	4.4%	9,183,951	193,659	4.2%
Total	$22,640,968	$391,675	3.5%	$17,178,899	$311,883	3.6%

Economic net interest income/net interest rate spread		$294,820	2.0%		$292,264	2.5%

Net interest-earning assets/net interest margin	$2,486,193		2.3%	$2,648,584		2.9%

Ratio of interest-earning assets to interest bearing liabilities	1.11			1.15

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $4 million to $143 million for the quarter ended June 30, 2019 from $147 million for the same period of 2018. Our economic net interest income increased by $3 million to $295 million for the six months ended June 30, 2019 from $292 million for the same period of 2018. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 50 basis points for the quarter and six months ended June 30, 2019 as compared to the same periods of 2018. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities decreased by 60 basis points for the quarter and six months ended June 30, 2019, as compared to the same periods of 2018. Average net interest-earning assets remained relatively unchanged at $2.2 billion for the quarters ended June 30, 2019 and 2018. Our Average net interest-earnings assets decreased by $162 million to $2.5 billion for the six months ended June 30, 2019, compared to $2.6 billion for the same period of 2018.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2019	$22,584,501	$194,187	3.44%	2.44%	2.51%	(0.07)%
For The Quarter Ended March 31, 2019	$22,900,059	$197,488	3.45%	2.50%	2.69%	(0.19)%
For The Quarter Ended December 31, 2018	$21,777,412	$194,284	3.57%	2.35%	2.62%	(0.27)%
For The Quarter Ended September 30, 2018	$19,348,075	$174,429	3.61%	2.11%	2.34%	(0.23)%
For The Quarter Ended June 30, 2018	$17,883,143	$160,020	3.58%	1.97%	2.34%	(0.37)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $4.7 billion for the quarter ended June 30, 2019, as compared to the same period of 2018. Economic interest expense increased by $34 million for the quarter ended June 30, 2019, as compared to the same period of 2018. The increase in average interest-bearing liabilities and Economic interest expense is a result of the increase in the amount of our Agency repurchase agreements as well as the increase in LIBOR.

Average one-month and three-month LIBOR were up 47 basis points and 17 basis points, respectively, during the quarter ended June 30, 2019, as compared to the same period of 2018, contributing to the increase in Economic interest expense. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

There were no OTTI losses for the quarter ended June 30, 2019. For the six months ended June 30, 2019, OTTI losses were $5 million. For the quarters and six months ended June 30, 2018, OTTI losses were $9 million and $10 million, respectively.

Four million of OTTI losses for the six months ended, June 30, 2019, were related to securities included in our consolidated VIEs. For the quarter and six months ended June 30, 2018, OTTI losses amounts related to our consolidated VIEs were $9 million. As of June 30, 2019, we had two Non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $505 thousand for which we did not recognize impairment. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net Gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our repurchase agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters and six months ended June 30, 2019 and 2018 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the increase in interest rates and changes in our swap portfolio balance during the year.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters and six months ended June 30, 2019 and 2018, respectively.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$3,923	$1,246	$9,384	$(1,365)
Realized gains (losses) on derivative instruments, net:
Treasury Futures	(13,544)	(2,210)	(26,123)	14,215
Swaptions	(76)	(429)	(235)	(1,157)
Swaps - Terminations	(95,211)	—	(203,257)	—
Total realized gains (losses) on derivative instruments, net	(108,831)	(2,639)	(229,615)	13,058
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	(130,639)	21,165	(224,714)	106,129
Treasury Futures	(1,197)	5,984	4,128	(604)
Swaptions	(335)	(1,254)	(900)	1,789
Total unrealized gains (losses) on derivative instruments, net:	(132,171)	25,895	(221,486)	107,314
Total gains (losses) on derivative instruments, net	$(237,079)	$24,502	$(441,717)	$119,007

The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures and swaptions.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. During the quarter and six months ended June 30, 2019, we recognized total net losses on derivatives of $237 million and $442 million, compared to net gains on derivatives of $25 million and $119 million during the same period of 2018. This was primarily driven by realized and unrealized losses on interest rate swaps in 2019, as compared to 2018.

During the quarter and six months ended June 30, 2019, we terminated interest rate swap agreements with a notional value of $1.3 billion and $2.8 billion. There were no swap terminations during the quarter and six months ended June 30, 2018. Our Treasury futures positions remained unchanged at $620 million of notional value during the quarters and six months ended June 30, 2019 compared to the same periods of 2018. We reduced our swaptions by $28 million of notional value to $25 million at June 30, 2019, as compared to $53 million notional value at June 30, 2018.

Changes in our derivative positions were primarily a result of changes in our portfolio composition and changes in interest rates.

We had net realized losses of $14 million and $26 million on our short futures positions for the quarter and six months ended June 30, 2019. We had net realized losses of $2 million and net realized gains of $14 million during the quarter and six months ended and June 30, 2018. The realized gains and losses were driven primarily by changes in interest rates during these periods. Treasury futures are not included in our economic interest expense and economic net interest income.

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

We have elected the fair value option with changes in fair value reflected in earnings for our IO MBS securities, certain Non-Agency RMBS securities which receive residual cash flows, Agency MBS, Loans held for investment, and the related financing for the loans consolidated as a VIE in our consolidated statement of financial condition.

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

The Net unrealized gains on financial instruments at fair value for the quarter and six months ended June 30, 2019 were $191 million and $392 million, respectively. For the quarter and six months ended June 30, 2018, the Net unrealized losses on financial instruments at fair value were $18 million and $4 million, respectively.

Gains and Losses on Sales of Assets and Extinguishment of Securitized Debt

For the quarter and six months ended June 30, 2019, we had net realized losses of $8 million and net realized gains of $1 million on sales of investments. We had net realized gains on sales of investments of $2 million during the quarter and six months ended June 30, 2018. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

During the quarter and six months ended June 30, 2019, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in a net loss on extinguishment of debt of $608 thousand. There were no securitized debt collateralized by Non-Agency RMBS acquisitions during the quarter and six months ended June 30, 2018.

There were no securitized debt collateralized by loans acquisitions during the quarter and six months ended June 30, 2019. During the quarter ended June 30, 2018, we acquired securitized debt collateralized by loans with an amortized cost balance of $155 million for $154 million. This transaction resulted in a net gain on the extinguishment of debt of $387 thousand, which is reflected in earnings for the quarter ended June 30, 2018.

Compensation, General and Administrative Expenses and Deal Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and deal expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Deal Expenses	Total Compensation, G&A and Deal Expenses/Average Assets	Total Compensation, G&A and Deal Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2019	$19,144	0.27%	1.93%
For The Quarter Ended March 31, 2019	$20,253	0.28%	2.12%
For The Quarter Ended December 31, 2018	$20,126	0.30%	2.11%
For The Quarter Ended September 30, 2018	$15,629	0.26%	1.65%
For The Quarter Ended June 30, 2018	$16,644	0.30%	1.82%

Compensation and benefit costs were $12 million and $9 million for the quarters ended June 30, 2019 and 2018, respectively, and $26 million and $17 million, for the six months ended June 30, 2019 and 2018, respectively. The increase in Compensation and benefit costs was primarily driven by higher bonus accruals and stock based compensation.

G&A expenses were $7 million and $6 million for the quarters ended June 30, 2019 and 2018, respectively, and $13 million and $11 million for the six months ended June 30, 2019 and 2018, respectively. The G&A expenses are primarily comprised of market data and research, auditing, information technology, due diligence on loan packages, legal and independent investment consulting expenses. The increases in G&A expenses for the quarter and six months ended June 30, 2019 were primarily driven by higher due diligence fees and investment consulting fees as compared to the same period of 2018.

There were no deal expenses incurred during the quarter and six months ended June 30, 2019. The Company incurred deal expenses of $2 million and $3 million for the quarter and six months ended June 30, 2018.

Servicing Fees

Servicing fees expenses were $9 million and $10 million during the quarters ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, servicing fees were $18 million and $21 million. These servicing fees are primarily related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 20 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Core earnings

Core earnings is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains on the aggregate portfolio, impairment losses, realized gains on sales of investments, realized gains or losses on futures, realized gains or losses on swap terminations, gain on deconsolidation, extinguishment of debt and expenses incurred in relation to a securitization sponsored by us (deal expenses). In addition, stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (36 months) rather than reported as an immediate expense. In the current period we have adjusted our definition of core to remove expenses in relation to a securitization sponsored by us (deal expenses) and stock compensation expense charges incurred on awards to retirement eligible employees. Prior period core earnings have been updated to reflect changes in the definition of core in the current period.

As defined, core earnings include interest income and expense as well as periodic cash settlements on interest rate swaps used to hedge interest rate risk and other expenses. Core earnings is inclusive of preferred dividend charges, compensation and benefits (adjusted for awards to retirement eligible employees), general and administrative expenses, servicing fees, as well as income tax expenses incurred during the period. Management believes that the presentation of core earnings provides investors with a useful measure, but has important limitations. We believe core earnings as described above helps us evaluate our financial performance period over period without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, core earnings should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating core earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported core earnings may not be comparable to the core earnings reported by other REITs.

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts:

	For the Quarters Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$40,322	$100,755	$(117,235)	$147,361	$108,708
Adjustments:
Net other-than-temporary credit impairment losses	—	4,853	4,269	7,233	9,131
Net unrealized (gains) losses on derivatives	132,171	89,315	319,673	(71,197)	(25,895)
Net unrealized (gains) losses on financial instruments at fair value	(190,748)	(200,812)	(84,836)	34,306	18,364
Net realized (gains) losses on sales of investments	7,526	(8,603)	(1,213)	6,123	(2,167)
(Gains) losses on extinguishment of debt	608	—	(7,055)	(9,263)	(387)
Realized (gains) losses on terminations of interest rate swaps	95,211	108,046	—	—	—
Net realized (gains) losses on Futures (1)	13,544	12,579	(4,320)	(2,799)	2,210
Deal Expenses	—	—	3,782	1,372	2,095
Stock Compensation expense for retirement eligible awards	(144)	1,533	99	—	—
Core Earnings	$98,490	$107,666	$113,164	$113,136	$112,059

GAAP net income per basic common share	$0.22	$0.54	$(0.63)	$0.79	$0.58
Core earnings per basic common share (2)	$0.53	$0.58	$0.61	$0.60	$0.60

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

Our core earnings for the quarter ended June 30, 2019 were $98 million, or $0.53 per average basic common share, as compared to $112 million, or $0.60 per average basic common share, for the quarter ended June 30, 2018. The decrease in core earnings was primarily driven by an increase in interest expense due to higher LIBOR rates during the quarter and six months ended June 30, 2019, compared to the same period of 2018.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended June 30, 2019	5.93%	14.49%	13.02%
For the Quarter Ended March 31, 2019	12.34%	15.81%	14.16%
For the Quarter Ended December 31, 2018	(10.80)%	16.13%	14.20%
For the Quarter Ended September 30, 2018	16.64%	15.61%	14.05%
For the Quarter Ended June 30, 2018	12.91%	16.05%	13.79%
* Includes effect of realized losses on interest rate swaps.

Return on average equity decreased by 698 basis points for the quarter ended June 30, 2019, as compared to the same period of 2018 primarily driven by Net losses on derivatives during the quarter ended June 30, 2019. Economic net interest income as a percentage of average equity decreased 156 basis points for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. Core earnings as a percentage of average common equity decreased by 77 basis points for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. Decline in both these measures were driven by higher interest expense due to higher LIBOR rates during the quarter and six months ended June 30, 2019, compared to the same periods of 2018.

Financial Condition

Portfolio Review

During the six months ended June 30, 2019, on an aggregate basis, we purchased $3.8 billion of investments, sold $2.6 billion of investments and received $1.6 billion in principal payments related to our Agency, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Interest earning assets at period-end (1)	$27,155,205	$27,247,661
Interest bearing liabilities at period-end	$22,540,936	$22,645,796
GAAP Leverage at period-end	5.7:1	6.1:1
GAAP Leverage at period-end (recourse)	3.7:1	3.8:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	5.6%	4.7%
Senior	2.8%	2.8%
Senior, interest only	1.1%	1.1%
Subordinated	1.7%	0.8%
Subordinated, interest only	0.0%	0.0%
RMBS transferred to consolidated VIEs	2.0%	2.1%
Agency MBS	46.4%	46.7%
Residential	33.7%	35.0%
Commercial	12.1%	11.2%
Interest-only	0.6%	0.5%
Loans held for investment	46.0%	46.5%
Fixed-rate percentage of portfolio	95.8%	95.8%
Adjustable-rate percentage of portfolio	4.2%	4.2%
(1) Excludes cash and cash equivalents.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at June 30, 2019 and December 31, 2018. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,086,577	$66.41	$84.86	4.7%	11.1%	11.8%	12.9%	15.7%	44.8%	8.9%	$4,001
Senior, interest only	$6,625,671	$4.38	$4.40	1.1%	8.1%	14.6%	11.7%	8.1%	53.6%	—%	$—
Subordinated	$723,303	$61.73	$70.77	3.6%	7.8%	16.1%	15.2%	11.1%	43.8%	3.3%	$4,506
Subordinated, interest only	$213,940	$4.54	$5.75	1.2%	16.3%	16.4%	14.1%	9.5%	30.3%	—%	$—
RMBS transferred to consolidated VIEs	$1,201,316	$42.35	$80.05	5.4%	31.2%	13.7%	13.9%	15.3%	52.3%	0.1%	$3,485
Agency Mortgage-Backed Securities
Residential	$8,458,870	$102.29	$103.88	4.0%	3.4%	14.6%	8.0%	0.1%	N/A	N/A	$—
Commercial	$3,036,622	$101.92	$105.93	3.6%	3.5%	0.1%	—%	0.2%	N/A	N/A	$—
Interest-only	$2,795,851	$5.49	$5.40	1.1%	5.5%	5.2%	5.7%	—%	N/A	N/A	$—
Loans held for investment	$11,941,767	$98.40	$103.19	6.6%	5.7%	10.4%	9.9%	7.6%	57.3%	N/A	$34,082
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,122,782	$65.10	$82.79	4.7%	11.5%	11.4%	14.0%	16.8%	42.7%	7.7%	$4,145
Senior, interest only	$5,642,053	$5.05	$4.45	1.2%	8.3%	10.8%	13.4%	10.9%	53.3%	0.0%	$—
Subordinated	$394,037	$56.60	$70.16	4.0%	9.9%	11.3%	15.6%	10.3%	44.3%	9.4%	$3,478
Subordinated, interest only	$221,549	$4.48	$5.26	1.1%	16.4%	15.1%	15.1%	9.5%	29.2%	0.0%	$—
RMBS transferred to consolidated VIEs	$1,288,412	$42.33	$78.97	5.3%	30.2%	13.2%	15.0%	16.1%	51.0%	0.1%	$9,269
Agency Mortgage-Backed Securities
Residential	$8,984,249	$102.47	$102.12	4.0%	3.6%	5.9%	10.7%	0.1%	N/A	N/A	$—
Commercial	$2,895,680	$101.98	$99.50	3.6%	3.4%	—%	—%	0.0%	N/A	N/A	$—
Interest-only	$3,028,572	$4.49	$4.40	0.8%	4.3%	2.1%	4.9%	0.2%	N/A	N/A	$—
Loans held for investment	$12,432,582	$98.48	$101.27	6.6%	5.8%	10.0%	10.4%	7.7%	57.1%	N/A	$33,717
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(dollars in thousands)
Balance, beginning of period	$485,040	$505,763	$539,020	$540,269	$555,444
Accretion of discount	(35,964)	(35,551)	(36,287)	(35,184)	(38,110)
Purchases	48,736	6,638	4,589	1,966	3,098
Sales and deconsolidation	409	127	(625)	(986)	(6,439)
Transfers from/(to) credit reserve, net	15,874	8,063	(934)	32,955	26,276
Balance, end of period	$514,095	$485,040	$505,763	$539,020	$540,269

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

Current Period

We held cash and cash equivalents of approximately $54 million and $47 million at June 30, 2019 and December 31, 2018, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $7 million from December 31, 2018 to June 30, 2019.

Our operating activities used net cash of approximately $147 million and provided cash of approximately $306 million for the six months ended June 30, 2019 and 2018, respectively. The cash flows from operations are primarily driven by interest received in excess of interest paid during the period. For the six months ended June 30, 2019 and 2018, interest received net of interest paid was $280 million and $302 million, respectively. The cash used for the six months ended June 30, 2019 was primarily driven by payments on swap terminations of $203 million and derivative margin of $157 million.

Our investing activities provided cash of $462 million and used cash of $1.9 billion for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, we received cash for sale of investments of $2.6 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $1.6 billion. This cash provided was offset in part by cash used on investment purchases of $3.8 billion, consisting of $2.4 billion in Agency MBS purchases, $1.1 billion in purchases of Loans held for investments and $265 million in Non-Agency RMBS purchases. The $265 million in Non-Agency RMBS purchases comprised primarily of subordinate interest of $188 million in a Freddi Mac seasoned loan pool held in the Hains Point fund. This subordinate interest is not guaranteed by Freddie Mac for interest or principal. During the six months ended June 30, 2018, we used cash for investment purchases of $3.8 billion, primarily Agency MBS and Loans held for investments. This cash used was offset in part by cash received for principal repayments on our Agency MBS, Non-Agency MBS, and Loans held for investments of $1.5 billion and sale of investments of $390 million.

Our financing activities used cash of $308 million and provided cash of $1.6 billion for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, we used cash for repayment of principal on our securitized debt of $763 million and for common and preferred dividend paid of $223 million. This cash used was offset in part by cash received from net proceeds on our repurchase agreements of $484 million and Series D preferred stock offering of $193 million. During the six months ended June 30, 2018, we received cash from debt issuance of $1.2 billion and net proceeds received on our repurchase agreements of $1.9 billion. These receipts of cash were offset in part by cash used for repayment of principal on our securitized debt of $1.2 billion, common and preferred dividends paid of $206 million, and repurchased common stock of $15 million.

Our recourse leverage was 3.7:1 and 3.8:1 for the six months ended June 30, 2019 and for the year ended December 31, 2018, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to our assets and our equity.

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

At June 30, 2019 and December 31, 2018 the remaining maturities on our RMBS and loan repurchase agreements were as follows.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Overnight	$42,249	$—
1 to 29 days	4,981,306	6,326,232
30 to 59 days	6,711,006	4,620,656
60 to 89 days	510,500	1,504,695
90 to 119 days	405,762	169,244
Greater than or equal to 120 days	1,863,896	1,409,638
Total	$14,514,719	$14,030,465

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	31 days	30 days
Non-agency MBS and Loans held for investment	293 days	231 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At June 30, 2019, and December 31, 2018, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 4.9% and 4.8%, respectively. At June 30, 2019, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS and Loans held for investments was 24.0% compared to 24.7% at December 31, 2018. At June 30, 2019, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 2.63% and Non-Agency MBS and Loans held for investment was 3.92%. At December 31, 2018, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 2.55% and Non-Agency MBS and Loans held for investment was 4.04%, respectively.

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

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End June 30, 2019	$14,640,997	$14,514,719
Quarter End March 31, 2019	$14,593,387	$15,323,874
Quarter End December 31, 2018	$13,082,260	$14,030,465
Quarter End September 30, 2018	$10,235,288	$11,143,102
Quarter End June 30, 2018	$8,527,325	$9,127,048

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2019 and December 31, 2018, the carrying value of our total debt was approximately $22.5 billion and $22.6 billion, respectively, which represented a leverage ratio for both periods of approximately 5.7:1 and 6.1:1 . We include our repurchase agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At June 30, 2019, we had repurchase agreements with 33 counterparties. All of our repurchase agreements are secured by Agency, Non-Agency RMBS and Loans held for investments or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of June 30, 2019 and December 31, 2018, we had $16.4 billion and $15.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

At June 30, 2019, our repurchase agreements have original maturities ranging from less than 30 days to 1,768 days and a weighted average original maturity of 136 days. We expect to renew our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates.

We offset the interest rate risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at June 30, 2019 ranges from less than a year to 30 years and have a weighted average maturity of approximately six years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of June 30, 2019, we have one swaption counterparty and two futures counterparties.

Exposure to Financial Counterparties

We actively manage the number of repurchase agreement counterparties. The following table summarizes our exposure to our repurchase agreement counterparties at June 30, 2019:

June 30, 2019

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	15	$6,880,544	$(151,065)	$915,053
Canada	4	2,445,253	—	223,875
Japan	4	1,925,270	—	297,196
United Kingdom	1	683,386	—	32,302
France	3	680,939	(155,987)	86,137
Switzerland	2	532,481	—	186,000
China	1	490,152	—	21,673
South Korea	1	417,355	—	25,769
Netherlands	1	322,154	—	16,058
Spain	1	137,185	—	4,482
Total	33	$14,514,719	$(307,052)	$1,808,545
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with eight counterparties as of June 30, 2019 that are either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.

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

At June 30, 2019, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In February 2018, our Board of Directors reauthorized $100 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, during the first quarter of 2018, we repurchased approximately 883 thousand shares of our common stock at an average price of $16.81 per share for a total of $15 million. There were no stock repurchases during the six months ended June 30, 2019. Other than a de minimis amount issued under our Dividend Reinvestment Plan and as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the six months ended June 30, 2019 and 2018.

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

We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00, respectively, per preferred share, during the quarters and six months ended June 30, 2019 and 2018, respectively.

We declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00, respectively, per preferred share during the quarters and six months ended June 30, 2019 and 2018, respectively.

We declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.97, respectively, per preferred share during the six months ended June 30, 2019.

We declared dividends to Series D preferred stockholders of $7 million, or $0.87222 per share during the quarter ended June 30, 2019 (long first dividend period).

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units or, RSUs
During the first quarters of 2019 and 2018, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to us plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 48 thousand RSU awards during the quarter ended June 30, 2019 with a grant date fair value of $1 million for the 2019 performance year. We granted 447 thousand RSU awards during first quarter of 2019, with a grant date fair value of $8 million for the 2018 and 2019 performance years. We granted 241 thousand RSU awards during the first quarter of 2018, with a grant date fair value $4 million for the 2017 performance year.
Grants of Performance Share Units or, PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the first quarter of 2019, include a three-year performance period ending on December 31, 2021. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares which will vest. During the first quarter of 2019, we granted 152 thousand PSU awards to senior management with a grant date fair value of $3 million.
The 2018 PSU awards include a three years performance period ending on December 31, 2020. The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on our total shareholder return as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period. The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include our historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both us and the peer group of comparable financial institutions. Based on the model results, the 133 thousand PSU awards granted during quarter ended June 30, 2018, had a grant date fair value of $2 million which will cliff vest on December 31, 2020.
At June 30, 2019 and December 31, 2018, there were approximately 1.7 million and 1.2 million unvested shares of restricted stock units issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2019 and December 31, 2018. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

June 30, 2019
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$13,884,308	$119,324	$511,087	$—	$14,514,719
Securitized debt, collateralized by Non-Agency RMBS	17,438	22,633	8,166	4,387	52,624
Securitized debt at fair value, collateralized by loans held for investment	1,522,234	2,501,201	1,785,806	1,957,686	7,766,927
Interest expense on RMBS repurchase agreements (1)	65,740	435	1,606	—	67,781
Interest expense on securitized debt (1)	325,285	443,211	261,161	358,577	1,388,234
Total	$15,815,005	$3,086,804	$2,567,826	$2,320,650	$23,790,285
(1) Interest is based on variable rates in effect as of June 30, 2019.

December 31, 2018
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$13,521,878	$257,916	$250,671	$—	$14,030,465
Securitized debt, collateralized by Non-Agency RMBS	23,602	30,803	8,047	3,605	66,057
Securitized debt at fair value, collateralized by loans held for investment	1,608,381	2,587,635	1,949,060	2,237,259	8,382,335
Interest expense on RMBS repurchase agreements (1)	85,434	584	1,434	—	87,452
Interest expense on securitized debt (1)	372,841	536,560	320,566	422,531	1,652,498
Total	$15,612,136	$3,413,498	$2,529,778	$2,663,395	$24,218,807
(1) Interest is based on variable rates in effect as of December 31, 2018.

Not included in the table above are the unfunded construction loan commitments of $921 million and $1.1 billion as of June 30, 2019 and December 31, 2018, respectively, which will primarily be paid within one year of reported periods and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $25 thousand investment to acquire 24.9% ownership interest in KAH Capital through one of our taxable REIT subsidiary. In addition to the investment in KAH Capital, we have made a $150 million capital commitment to Hains Point, LLC (Hains Point), which is KAH Capital’s initial fund which is consolidated by us as the sole investor in the fund. As of June 30, 2019, the Company has funded $59 million towards that commitment. KAH Capital will manage the investments in Hains Point including asset selection, repurchase and other financing arrangements as well as hedging transactions. Capital calls for investments made in Hains Point are subject to our consent and approval. We expect that KAH Capital will earn $6.5 million over approximately three years for its investment advisory services.

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

Capital Expenditure Requirements

At June 30, 2019 and December 31, 2018, we had no material commitments for capital expenditures.

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

Other Matters

None.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Management believes that the most critical accounting policies and estimates, since these estimates require significant judgment, are interest income and other-than temporary impairment, or OTTI, on Agency MBS, Non-Agency RMBS and residential mortgage loans, the determination of the appropriate accounting model for Non-Agency RMBS, the impact of default and prepayment assumptions on RMBS, fair value measurements, and compensation expense estimates. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio and related swaptions, Treasury futures and our swap portfolio, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2019 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2019
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	33.66%	(0.77)%
-50 Basis Points	16.43%	(0.12)%
Base Interest Rate	—	—
+50 Basis Points	(15.04)%	(0.47)%
+100 Basis Points	(35.00)%	(1.47)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2019. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate residential mortgage loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2019
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$279,409	$916,507	$109,485	$25,871,682	$27,177,083
Cash equivalents	54,034	—	—	—	54,034
Total rate sensitive assets	$333,443	$916,507	$109,485	$25,871,682	$27,231,117

Rate sensitive liabilities	16,894,282	5,501,525	—	—	22,395,807
Interest rate sensitivity gap	$(16,560,839)	$(4,585,018)	$109,485	$25,871,682	$4,835,310

Cumulative rate sensitivity gap	$(16,560,839)	$(21,145,857)	$(21,036,372)	$4,835,310

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(61)%	(78)%	(77)%	18%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of 2019.

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

We did not repurchase any common stock for the quarter and six months ended June 30, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $85 million as of June 30, 2019.

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
Date: August 1, 2019

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: August 1, 2019