Form 10-Q
period 2019-09-30
CHIMERA INVESTMENT CORP
filed 2019-10-31
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at September 30, 2019
Common Stock, $0.01 par value	187,158,540

CHIMERA INVESTMENT CORPORATION

FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2019 (Unaudited) and December 31, 2018 (Derived from the audited consolidated financial statements as of December 31, 2018)	2

Consolidated Statements of Operations (Unaudited) for the quarters and nine months ended September 30, 2019 and 2018	3

Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2019 and 2018	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and nine months ended September 30, 2019 and 2018	5

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3. Quantitative and Qualitative Disclosures about Market Risk	65

Item 4. Controls and Procedures	69

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	70

Item 1A. Risk Factors	70

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 6. Exhibits	70

SIGNATURES	72

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$160,894	$47,486
Non-Agency RMBS, at fair value	2,649,834	2,486,130
Agency MBS, at fair value	11,615,323	12,188,950
Loans held for investment, at fair value	13,101,728	12,572,581
Accrued interest receivable	125,601	123,442
Other assets	973,681	252,582
Derivatives, at fair value, net	5,228	37,468
Total assets (1)	$28,632,289	$27,708,639
Liabilities:
Repurchase agreements ($17.0 billion and $15.8 billion pledged as collateral, respectively)	$15,002,106	$14,030,465
Securitized debt, collateralized by Non-Agency RMBS ($612 million and $1.0 billion pledged as collateral, respectively)	139,163	159,955
Securitized debt at fair value, collateralized by loans held for investment ($11.5 billion and $12.3 billion pledged as collateral, respectively)	7,800,786	8,455,376
Payable for investments purchased	1,484,572	1,136,157
Accrued interest payable	81,232	110,402
Dividends payable	98,006	95,986
Accounts payable and other liabilities	31,380	16,469
Total liabilities (1)	$24,637,245	$24,004,810

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 and 0 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	—
Common stock: par value $0.01 per share; 500,000,000 and 300,000,000 shares authorized, 187,158,540 and 187,052,398 shares issued and outstanding, respectively	1,872	1,871
Additional paid-in-capital	4,274,721	4,072,093
Accumulated other comprehensive income	769,070	626,832
Cumulative earnings	3,662,722	3,379,489
Cumulative distributions to stockholders	(4,713,713)	(4,376,748)
Total stockholders' equity	$3,995,044	$3,703,829
Total liabilities and stockholders' equity	$28,632,289	$27,708,639
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of September 30, 2019 and December 31, 2018, total assets of consolidated VIEs were $12,356,439 and $13,392,951, respectively, and total liabilities of consolidated VIEs were $7,972,942 and $8,652,158, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net interest income:
Interest income (1)	$330,144	$321,715	$1,020,448	$925,282
Interest expense (2)	188,551	174,671	589,611	485,189
Net interest income	141,593	147,044	430,837	440,093
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(772)	(801)	(1,871)
Portion of loss recognized in other comprehensive income	—	(6,461)	(4,052)	(15,651)
Net other-than-temporary credit impairment losses	—	(7,233)	(4,853)	(17,522)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	31,620	71,197	(189,865)	178,511
Realized gains (losses) on terminations of interest rate swaps	(148,114)	—	(351,372)	—
Net realized gains (losses) on derivatives	(20,178)	2,881	(37,151)	14,573
Net gains (losses) on derivatives	(136,672)	74,078	(578,388)	193,084
Net unrealized gains (losses) on financial instruments at fair value	130,825	(34,306)	522,386	(38,204)
Net realized gains (losses) on sales of investments	1,596	(6,123)	2,673	(3,956)
Gains (losses) on extinguishment of debt	—	9,263	(608)	19,320
Total other gains (losses)	(4,251)	42,912	(53,937)	170,244

Other expenses:
Compensation and benefits	12,191	8,642	38,675	25,741
General and administrative expenses	6,528	5,576	18,569	16,351
Servicing fees	8,881	9,766	27,125	31,044
Transaction expenses	3,415	1,411	4,289	5,168
Total other expenses	31,015	25,395	88,658	78,304
Income (loss) before income taxes	106,327	157,328	283,389	514,511
Income taxes	1	7	156	76
Net income (loss)	$106,326	$157,321	$283,233	$514,435

Dividends on preferred stock	18,438	9,960	54,267	28,760

Net income (loss) available to common shareholders	$87,888	$147,361	$228,966	$485,675

Net income (loss) per share available to common shareholders:
Basic	$0.47	$0.79	$1.22	$2.59
Diluted	$0.47	$0.79	$1.22	$2.59

Weighted average number of common shares outstanding:
Basic	187,158,167	187,006,777	187,141,377	187,182,932
Diluted	188,440,171	187,584,958	188,331,109	187,705,831

(1) Includes interest income of consolidated VIEs of $192,622 and $223,948 for the quarters ended September 30, 2019 and 2018, respectively, and $600,436 and $688,720 for the nine months ended September 30, 2019 and 2018, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $82,234 and $99,622 for the quarters ended September 30, 2019 and 2018, respectively, and $260,790 and $298,744 for the nine months ended September 30, 2019 and 2018, respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Comprehensive income (loss):
Net income (loss)	$106,326	$157,321	$283,233	$514,435
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	29,980	(50,728)	115,198	(181,885)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	—	7,233	4,853	17,522
Reclassification adjustment for net realized losses (gains) included in net income	—	(220)	22,187	(4,603)
Other comprehensive income (loss)	29,980	(43,715)	142,238	(168,966)
Comprehensive income (loss) before preferred stock dividends	$136,306	$113,606	$425,471	$345,469
Dividends on preferred stock	$18,438	$9,960	$54,267	$28,760
Comprehensive income (loss) available to common stock shareholders	$117,868	$103,646	$371,204	$316,709

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended September 30, 2019

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2019	$58	$130	$104	$80	$1,872	$4,272,001	$739,090	$3,556,396	$(4,600,781)	$3,968,950
Net income (loss)	—	—	—	—	—	—	—	106,326	—	106,326
Other comprehensive income (loss)	—	—	—	—	—	—	29,980	—	—	29,980
Stock based compensation	—	—	—	—	—	2,720	—	—	—	2,720
Common dividends declared	—	—	—	—	—	—	—	—	(94,494)	(94,494)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, September 30, 2019	$58	$130	$104	$80	$1,872	$4,274,721	$769,070	$3,662,722	$(4,713,713)	$3,995,044

For the Quarter Ended September 30, 2018

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2018	$58	$130	$—	$—	$1,870	$3,816,631	$671,651	$3,324,966	$(4,165,166)	$3,650,140
Net income (loss)	—	—	—	—	—	—	—	157,321	—	157,321
Other comprehensive income (loss)	—	—	—	—	—	—	(43,715)	—	—	(43,715)
Stock based compensation	—	—	—	—	—	1,805	—	—	—	1,805
Common dividends declared	—	—	—	—	—	—	—	—	(93,946)	(93,946)
Preferred dividends declared	—	—	—	—	—	—	—	—	(9,960)	(9,960)
Issuance of preferred stock	—	—	104	—	—	251,432	—	—	—	251,536
Balance, September 30, 2018	$58	$130	$104	$—	$1,870	$4,069,868	$627,936	$3,482,287	$(4,269,072)	$3,913,181

For the Nine Months Ended September 30, 2019

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829
Net income (loss)	—	—	—	—	—	—	—	283,233	—	283,233
Other comprehensive income (loss)	—	—	—	—	—	—	142,238	—	—	142,238
Stock based compensation	—	—	—	—	1	9,340	—	—	—	9,341
Common dividends declared	—	—	—	—	—	—	—	—	(282,698)	(282,698)
Preferred dividends declared	—	—	—	—	—	—	—	—	(54,267)	(54,267)
Issuance of preferred stock	—	—	—	80	—	193,288	—	—	—	193,368
Balance, September 30, 2019	$58	$130	$104	$80	$1,872	$4,274,721	$769,070	$3,662,722	$(4,713,713)	$3,995,044

For the Nine Months Ended September 30, 2018

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2017	$58	$130	$—	$—	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977
Net income (loss)	—	—	—	—	—	—	—	514,435	—	514,435
Other comprehensive income (loss)	—	—	—	—	—	—	(168,966)	—	—	(168,966)
Repurchase of common stock	—	—	—	—	(8)	(14,826)	—	—	—	(14,834)
Stock based compensation	—	—	—	—	—	6,571	—	—	—	6,571
Common dividends declared	—	—	—	—	—	—	—	—	(281,778)	(281,778)
Preferred dividends declared	—	—	—	—	—	—	—	—	(28,760)	(28,760)
Issuance of preferred stock	—	—	104	—	—	251,432	—	—	—	251,536
Balance, September 30, 2018	$58	$130	$104	$—	$1,870	$4,069,868	$627,936	$3,482,287	$(4,269,072)	$3,913,181

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities:
Net income	$283,233	$514,435
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	52,112	22,421
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	(22,207)	(9,957)
Amortization of swaption premium	635	1,316
Net unrealized losses (gains) on derivatives	189,865	(178,511)
Margin (paid) received on derivatives	(106,128)	27,653
Net unrealized losses (gains) on financial instruments at fair value	(522,386)	38,204
Net realized losses (gains) on sales of investments	(2,673)	3,956
Net other-than-temporary credit impairment losses	4,853	17,522
(Gain) loss on extinguishment of debt	608	(19,320)
Equity-based compensation expense	9,341	6,571
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(2,160)	(14,009)
Decrease (increase) in other assets	(15,600)	24,568
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	14,912	6,468
Increase (decrease) in accrued interest payable, net	(29,172)	48,426
Net cash provided by (used in) operating activities	$(144,767)	$489,743
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(2,598,807)	$(5,319,958)
Sales	1,919,230	16,184
Principal payments	1,273,006	346,476
Non-Agency RMBS portfolio:
Purchases	(301,481)	(73,149)
Sales	38,603	19,928
Principal payments	304,487	440,722
Loans held for investment:
Purchases	(3,001,701)	(1,339,514)
Sales	1,337,419	754,806
Principal payments	1,240,505	1,430,802
Net cash provided by (used in) investing activities	$211,261	$(3,723,703)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$93,523,542	$49,599,400
Payments on repurchase agreements	(92,552,568)	(45,705,850)
Net proceeds from preferred stock offerings	193,368	251,536
Payments on repurchase of common stock	—	(14,834)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	374,600	1,434,765
Payments on securitized debt borrowings, collateralized by loans held for investment	(1,138,025)	(1,927,854)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(19,059)	(36,633)
Common dividends paid	(280,677)	(280,893)
Preferred dividends paid	(54,267)	(28,200)

Net cash provided by (used in) financing activities	$46,914	$3,291,437
Net increase (decrease) in cash and cash equivalents	113,408	57,477
Cash and cash equivalents at beginning of period	47,486	63,569
Cash and cash equivalents at end of period	$160,894	$121,046

Supplemental disclosure of cash flow information:
Interest received	$1,070,399	$933,693
Interest paid	$640,990	$446,806
Non-cash investing activities:
Payable for investments purchased	$1,484,572	$903,424
Net change in unrealized gain (loss) on available-for sale securities	$142,238	$(168,966)
Retained beneficial interests	$124,150	$39,844
Non-cash financing activities:
Dividends declared, not yet paid	$98,006	$96,809

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

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. Certain prior period amounts have been reclassified to conform to the current period's presentation.

The consolidated financial statements include the Company’s accounts, the accounts of its wholly-owned subsidiaries, and variable interest entities, or VIEs, in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

(c) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates including in accounting for income recognition and OTTI on Agency, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans, valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4 and 5), securitized debt (Note 5 and 7), derivative instruments (Notes 5 and 9) and compensation expense estimates (Note 12). Actual results could differ materially from those estimates.

(d) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2018, other than the significant accounting policies disclosed below.

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2019 or December 31, 2018.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, senior IO, subordinated, or subordinated IO. The Company also invests in Agency residential, commercial and IO MBS. Senior interests in Non-Agency RMBS are considered to be entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of September 30, 2019 and December 31, 2018.

		September 30, 2019
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,105,577	$1,336	$(994,843)	$1,112,070	$1,752,045	$640,293	$(318)	$639,975
Senior, interest-only	7,795,886	309,533	—	309,533	296,916	47,593	(60,210)	(12,617)
Subordinated	808,647	10,609	(310,055)	509,201	589,955	81,147	(393)	80,754
Subordinated, interest-only	195,807	9,050	—	9,050	10,918	2,089	(221)	1,868
Agency MBS
Residential	7,790,386	180,508	—	7,970,894	8,137,984	170,596	(3,506)	167,090
Commercial	3,031,643	62,600	(5,029)	3,089,214	3,298,306	209,372	(280)	209,092
Interest-only	3,206,236	182,652	—	182,652	179,033	2,212	(5,831)	(3,619)
Total	$24,934,182	$756,288	$(1,309,927)	$13,182,614	$14,265,157	$1,153,302	$(70,759)	$1,082,543

		December 31, 2018
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,386,049	$537	$(1,112,368)	$1,274,218	$1,943,124	$669,356	$(450)	$668,906
Senior, interest-only	5,667,198	286,942	—	286,942	254,890	31,123	(63,175)	(32,052)
Subordinated	394,037	8,642	(179,669)	223,010	276,467	53,702	(245)	53,457
Subordinated, interest-only	221,549	9,932	—	9,932	11,649	2,000	(283)	1,717
Agency MBS
Residential	8,984,249	221,606	—	9,205,855	9,174,382	51,986	(83,459)	(31,473)
Commercial	2,895,679	61,727	(4,469)	2,952,937	2,881,222	6,303	(78,018)	(71,715)
Interest-only	3,028,572	136,026	—	136,026	133,346	1,986	(4,666)	(2,680)
Total	$23,577,333	$725,412	$(1,296,506)	$14,088,920	$14,675,080	$816,456	$(230,296)	$586,160

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$1,181,373	$1,266,640	$1,248,309	$1,303,590
Purchases	—	4,444	—	10,178
Yield income earned	(53,636)	(57,078)	(165,228)	(174,595)
Reclassification (to) from non-accretable difference	(8,921)	32,022	36,241	113,517
Sales and deconsolidation	(11,010)	(1,733)	(11,516)	(8,395)
Balance at end of period	$1,107,806	$1,244,295	$1,107,806	$1,244,295

The table below presents the outstanding principal balance and related amortized cost at September 30, 2019 and December 31, 2018 as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to ASC 310-30 guidance.

	For the Nine Months Ended	For the Year Ended
	September 30, 2019	December 31, 2018
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$2,325,154	$2,673,350
End of period	$2,070,603	$2,325,154
Amortized cost:
Beginning of period	$1,158,291	$1,381,839
End of period	$1,020,791	$1,158,291

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018. All available for sale securities in an unrealized loss position have been evaluated by the Company for OTTI.

			September 30, 2019
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$31,980	$(318)	1	$31,980	$(318)	1
Senior, interest-only	65,646	(22,863)	43	65,254	(37,347)	68	130,900	(60,210)	111
Subordinated	19,229	(198)	5	1,828	(195)	11	21,057	(393)	16
Subordinated, interest-only	2,499	(221)	3	—	—	—	2,499	(221)	3
Agency MBS
Residential	367	(3)	1	582,810	(3,503)	18	583,177	(3,506)	19
Commercial	—	—	—	45,391	(280)	4	45,391	(280)	4
Interest-only	102,161	(3,433)	18	10,738	(2,398)	7	112,899	(5,831)	25
Total	$189,902	$(26,718)	70	$738,001	$(44,041)	109	$927,903	$(70,759)	179

			December 31, 2018
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$33,303	$(450)	1	$33,303	$(450)	1
Senior, interest-only	34,236	(4,276)	29	95,108	(58,899)	91	129,344	(63,175)	120
Subordinated	13,404	(245)	7	—	—	8	13,404	(245)	15
Subordinated, interest-only	2,104	(158)	2	303	(125)	1	2,407	(283)	3
Agency MBS
Residential	779,322	(6,220)	17	1,809,566	(77,239)	114	2,588,888	(83,459)	131
Commercial	1,697,555	(56,382)	548	504,570	(21,636)	183	2,202,125	(78,018)	731
Interest-only	5,769	(48)	2	41,659	(4,618)	17	47,428	(4,666)	19
Total	$2,532,390	$(67,329)	605	$2,484,509	$(162,967)	415	$5,016,899	$(230,296)	1,020

At September 30, 2019, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2019.

Gross unrealized losses on the Company’s Agency residential and commercial MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $1 million and $95 million as of September 30, 2019 and December 31, 2018, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2019 and December 31, 2018, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings) were $379 thousand and $601 thousand at September 30, 2019 and December 31, 2018, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the quarters and nine months ended September 30, 2019 and 2018 are presented below.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)		(dollars in thousands)
Total other-than-temporary impairment losses	$—	$(772)	$(801)	$(1,871)
Portion of loss recognized in other comprehensive income (loss)	—	(6,461)	(4,052)	(15,651)
Net other-than-temporary credit impairment losses	$—	$(7,233)	$(4,853)	$(17,522)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)
Cumulative credit loss beginning balance	$587,778	$582,661	$587,199	$591,521
Additions:
Other-than-temporary impairments not previously recognized	—	4,929	1,479	6,069
Reductions for securities sold or deconsolidated during the period	—	(1,032)	—	(5,980)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	2,304	3,375	11,453
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(266)	(2,237)	(4,541)	(16,438)
Cumulative credit impairment loss ending balance	$587,512	$586,625	$587,512	$586,625

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS for the periods reported are summarized as follows:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Loss Severity
Weighted Average	69%	63%
Range	53% - 102%	34% - 132%
60+ days delinquent
Weighted Average	8%	21%
Range	2% - 18%	13% - 30%
Credit Enhancement (1)
Weighted Average	0%	24%
Range	0% - 0%	0% - 55%
3 Month CPR
Weighted Average	8%	12%
Range	3% - 21%	0% - 39%
12 Month CPR
Weighted Average	9%	12%
Range	3% - 12%	1% - 28%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at September 30, 2019 and December 31, 2018.

		September 30, 2019
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$640,293	$—	$640,293	$(318)	$—	$(318)
Senior, interest-only	—	47,593	47,593	—	(60,210)	(60,210)
Subordinated	59,702	21,445	81,147	(61)	(332)	(393)
Subordinated, interest-only	—	2,089	2,089	—	(221)	(221)
Agency MBS
Residential	7,659	162,937	170,596	(586)	(2,920)	(3,506)
Commercial	62,661	146,711	209,372	(280)	—	(280)
Interest-only	—	2,212	2,212	—	(5,831)	(5,831)
Total	$770,315	$382,987	$1,153,302	$(1,245)	$(69,514)	$(70,759)

		December 31, 2018
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$669,356	$—	$669,356	$(450)	$—	$(450)
Senior, interest-only	—	31,123	31,123	—	(63,175)	(63,175)
Subordinated	50,235	3,467	53,702	(151)	(94)	(245)
Subordinated, interest-only	—	2,000	2,000	—	(283)	(283)
Agency MBS
Residential	1,708	50,278	51,986	(59,552)	(23,907)	(83,459)
Commercial	811	5,492	6,303	(35,125)	(42,893)	(78,018)
Interest-only	—	1,986	1,986	—	(4,666)	(4,666)
Total	$722,110	$94,346	$816,456	$(95,278)	$(135,018)	$(230,296)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,105,577	$52.82	83.21	5.0%	20.5%
Senior, interest-only	7,795,886	3.97	3.81	1.0%	7.9%
Subordinated	808,647	62.97	72.96	3.8%	7.5%
Subordinated, interest-only	195,807	4.62	5.58	0.9%	15.1%
Agency MBS
Residential pass-through	7,790,386	102.32	104.46	4.0%	3.2%
Commercial pass-through	3,031,643	101.90	108.80	3.7%	3.5%
Interest-only	3,206,236	5.70	5.58	1.1%	3.9%
(1) Bond Equivalent Yield at period end.

	December 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,386,049	$53.40	$81.44	5.0%	19.5%
Senior, interest-only	5,667,198	5.06	4.50	1.2%	8.4%
Subordinated	394,037	56.60	70.16	4.0%	9.9%
Subordinated, interest-only	221,549	4.48	5.26	1.1%	16.4%
Agency MBS
Residential pass-through	8,984,249	102.47	102.12	4.0%	3.6%
Commercial pass-through	2,895,679	101.98	99.50	3.6%	3.4%
Interest-only	3,028,572	4.49	4.40	0.8%	4.3%

(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
AAA	0.6%	0.5%
AA	0.1%	0.1%
A	0.9%	0.3%
BBB	1.6%	0.4%
BB	3.8%	3.6%
B	1.6%	1.1%
Below B or not rated	91.4%	94.0%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2019 and December 31, 2018 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	September 30, 2019
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$5,763	$297,033	$855,174	$594,075	$1,752,045
Senior interest-only	6	72,833	87,014	137,063	296,916
Subordinated	—	40,185	111,390	438,380	589,955
Subordinated interest-only	—	—	8,927	1,991	10,918
Agency MBS
Residential	—	7,735,996	401,621	367	8,137,984
Commercial	15,995	—	29,729	3,252,582	3,298,306
Interest-only	—	25,419	153,614	—	179,033
Total fair value	$21,764	$8,171,466	$1,647,469	$4,424,458	$14,265,157
Amortized cost
Non-Agency RMBS
Senior	$5,731	$223,022	$525,205	$358,112	$1,112,070
Senior interest-only	—	94,064	88,549	126,920	309,533
Subordinated	—	26,215	95,919	387,067	509,201
Subordinated interest-only	—	—	6,969	2,081	9,050
Agency MBS
Residential	—	7,576,086	394,438	370	7,970,894
Commercial	15,958	—	29,089	3,044,167	3,089,214
Interest-only	—	27,447	155,205	—	182,652
Total amortized cost	$21,689	$7,946,834	$1,295,374	$3,918,717	$13,182,614

	December 31, 2018
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,611	$357,543	$946,536	$631,434	$1,943,124
Senior interest-only	1,189	38,407	96,401	118,893	254,890
Subordinated	—	39,825	43,744	192,898	276,467
Subordinated interest-only	—	303	9,321	2,025	11,649
Agency MBS
Residential	—	640,713	8,524,211	9,458	9,174,382
Commercial	—	15,468	28,205	2,837,549	2,881,222
Interest-only		48,580	84,766	—	133,346
Total fair value	$8,800	$1,140,839	$9,733,184	$3,792,257	$14,675,080
Amortized cost
Non-Agency RMBS
Senior	$7,522	$277,025	$585,187	$404,484	$1,274,218
Senior interest-only	2,250	46,944	111,538	126,210	286,942
Subordinated	—	29,487	26,036	167,487	223,010
Subordinated interest-only	—	428	7,358	2,146	9,932
Agency MBS
Residential	—	645,368	8,550,766	9,721	9,205,855
Commercial	—	15,543	29,447	2,907,947	2,952,937
Interest-only		53,076	82,950	—	136,026
Total amortized cost	$9,772	$1,067,871	$9,393,282	$3,617,995	$14,088,920

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At September 30, 2019 and December 31, 2018, 57% and 64% of the Non-Agency RMBS collateral was classified as Alt-A, respectively, based on fair value. At September 30, 2019 and December 31, 2018, 14% and 12% of the Non-Agency RMBS collateral was classified as prime, respectively, based on fair value. Previously issued financial statement filings were based on current face. We believe fair value provides improved representation of the credit quality of the Company's Non-Agency RMBS portfolio. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
Weighted average maturity (years)		23.6		21.3
Weighted average amortized loan to value (1)		63.0%		62.9%
Weighted average FICO (2)		717		708
Weighted average loan balance (in thousands)		$325		$308
Weighted average percentage owner occupied		87.7%		85.7%
Weighted average percentage single family residence		61.1%		63.8%
Weighted average current credit enhancement		1.0%		1.4%
Weighted average geographic concentration of top four states	CA	34.2%	CA	33.8%
	FL	6.6%	FL	7.7%
	NY	5.9%	NY	7.4%
	TX	2.5%	NJ	2.1%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2019 and December 31, 2018.

Origination Year	September 30, 2019	December 31, 2018
2003 and prior	1.4%	1.3%
2004	1.5%	1.7%
2005	11.0%	12.9%
2006	50.9%	49.8%
2007	28.2%	31.0%
2008 and later	7.0%	3.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and nine months ended September 30, 2019 and 2018 are as follows:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales	$33,437	$32,050	$1,968,906	$64,601

Gross realized gains	24	1,489	27,449	5,872
Gross realized losses	(17)	(7,713)	(26,366)	(9,929)
Net realized gain (loss)	$7	$(6,224)	$1,083	$(4,057)

Included in the gross realized gains for the quarter and nine months ended September 30, 2018 in the table above are exchanges of securities with a fair value of $7 million and $28 million. The Company exchanged its investment in a re-REMIC security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a realized gain of $114 thousand and $2 million, respectively, reflected in earnings for the quarter and nine months ended September 30, 2018. There were no such exchanges during the quarter and nine months ended September 30, 2019.

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At September 30, 2019, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $12.5 billion and $12.2 billion as of September 30, 2019 and December 31, 2018, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at September 30, 2019 and December 31, 2018:

	For the Nine Months Ended	For the Year Ended
	September 30, 2019	December 31, 2018
	(dollars in thousands)
Balance, beginning of period	$12,572,581	$13,678,263
Purchases	3,002,897	1,671,330
Principal paydowns	(1,240,505)	(1,859,155)
Sales and settlements	(1,467,110)	(807,364)
Net periodic accretion (amortization)	(64,664)	(83,393)
Realized gains (losses) on sales and settlements	1,589	101
Change in fair value	296,940	(27,201)
Balance, end of period	$13,101,728	$12,572,581

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans. The above table includes loan purchases of $1.5 billion during the nine months ended September 30, 2019, which were subsequently sold to a trust and securitized but not consolidated, with the Company retaining $124 million of beneficial interests. During the year ended December 31, 2018, the Company purchased $415 million of loans which were subsequently sold to a trust and securitized but not consolidated, with the Company retaining $40 million of beneficial interests.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	September 30, 2019	December 31, 2018
2002 and prior	7.1%	7.3%
2003	6.2%	6.6%
2004	13.2%	13.6%
2005	19.2%	19.5%
2006	23.0%	22.7%
2007	20.3%	19.5%
2008	6.2%	6.2%
2009	1.1%	1.0%
2010 and later	3.7%	3.6%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Number of loans		136,969		140,345
Weighted average maturity (years)		18.8		18.6
Weighted average loan to value (1)		87.2%		87.5%
Weighted average FICO (1)		630		629
Weighted average loan balance (in thousands)		$92		$89
Weighted average percentage owner occupied		89.2%		90.1%
Weighted average percentage single family residence		85.4%		86.3%
Weighted average geographic concentration of top five states	CA	10.9%	CA	9.0%
	FL	7.4%	FL	7.3%
	NY	6.6%	OH	5.9%
	OH	5.5%	NY	5.7%
	PA	5.4%	PA	5.6%
(1) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at September 30, 2019 and December 31, 2018.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal/Notional
	(dollars in thousands)
September 30, 2019	$847,165	$254,827	$259,859	$289,187	$301,664	$59,669	$2,012,371	$12,650,790
% of Unpaid Principal Balance	6.7%	2.0%	2.1%	2.3%	2.4%	0.5%	15.9%

December 31, 2018	$855,423	$278,953	$342,944	$266,034	$292,307	$47,055	$2,082,716	$12,432,582
% of Unpaid Principal Balance	6.9%	2.2%	2.8%	2.1%	2.4%	0.4%	16.8%

The fair value of residential mortgage loans 90 days or more past due was $577 million and $606 million as of September 30, 2019 and December 31, 2018, respectively.

Real estate owned and other assets.

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a gain or loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at September 30, 2019 and December 31, 2018 was $23 million and $17 million, respectively, and were recorded in Other Assets on the Company’s Consolidated Statements of Financial Condition.

During the third quarter of 2019, we entered into commitments to acquire up to $752 million of residential mortgage loans most of which we expect will settle during the fourth quarter. We may ultimately settle on less loans than we committed to purchase as the loans are subject to our diligence and review of loan level detail and definitive transaction agreements as well as payoffs and other events. These commitments are reflected in Other Assets on the Company's Consolidated Statements of Financial Condition.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At September 30, 2019, seven investment holdings with an internally developed fair value of $103 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $9 million higher than the third party prices provided of $94 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at September 30, 2019 in excess of the derived predetermined threshold for the period. At December 31, 2018, nineteen investment holdings with an internally developed fair value of $127 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $4 million higher than the third party prices provided of $123 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2018 in excess of the derived predetermined threshold for the period.

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

At September 30, 2019, the internally developed fair value of four loan pools of $1.89 billion had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $45 million lower than the third party price provided of $1.94 billion. After review and discussion, the Company affirmed and valued the investment at the lower internally developed price. At December 31, 2018, the internally developed fair value of three loan pools of $489 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third party price provided of $486 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price.

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

Fair value option

The table below shows the unpaid principal, fair value and impact of change in fair value on each of the financial instruments carried with fair value option as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Senior	—	—	(620)	—
Subordinated	471,602	358,716	10,643	17,742
Senior, interest-only	7,795,886	296,916	(16,280)	19,436
Subordinated, interest-only	195,807	10,918	(726)	150
Agency MBS
Residential Pass-through	7,224,907	7,541,881	26,052	133,649
Commercial Pass-through	1,758,796	1,932,748	58,663	184,111
Interest-only	3,206,236	179,033	(1,055)	(939)
Loans held for investment, at fair value	12,650,790	13,101,728	70,556	296,939
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	7,791,509	7,800,786	(16,408)	(128,702)

	December 31, 2018
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Quarter to Date Gain/(Loss) on Change in Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$12,014	$404	$(145)
Senior, interest-only	5,667,198	254,890	22,924	20,095
Subordinated, interest-only	221,549	11,649	(270)	1,261
Agency MBS
Residential Pass-through	7,573,835	7,739,382	78,203	31,185
Commercial Pass-through	1,607,626	1,595,681	15,019	(35,002)
Interest-only	3,028,572	133,346	1,441	4,230
Loans held for investment, at fair value	12,432,582	12,572,581	(44,253)	(27,201)
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,561,319	8,455,376	11,368	52,209

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2019 and December 31, 2018 are presented below.

	September 30, 2019
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,649,834	$—	$2,649,834
Agency MBS, at fair value	—	11,615,323	—	—	11,615,323
Loans held for investment, at fair value	—	—	13,101,728	—	13,101,728
Derivatives	5,173	55	—	—	5,228

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	7,800,786	—	7,800,786
Derivatives	—	289,772	—	(289,772)	—

	December 31, 2018
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,486,130	$—	$2,486,130
Agency MBS, at fair value	—	12,188,950	—	—	12,188,950
Loans held for investment, at fair value	—	—	12,572,581	—	12,572,581
Derivatives	—	89,121	—	(51,653)	37,468

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,455,376	—	8,455,376
Derivatives	13,375	169,790	—	(183,165)	—

The table below provides a summary of the changes in the fair value of securities classified as Level 3 at September 30, 2019 and December 31, 2018.

Fair Value Reconciliation, Level 3
	For the Nine Months Ended
	September 30, 2019
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,486,130	$12,572,581	$8,455,376
Transfers in to Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases of assets/ issuance of debt	425,632	3,002,897	374,600
Principal payments	(304,487)	(1,240,505)	(1,138,025)
Sales and Settlements	(38,605)	(1,467,110)	—
Net accretion (amortization)	69,151	(64,664)	(19,867)
Gains (losses) included in net income
Other than temporary credit impairment losses	(4,853)	—	—
Realized gains (losses) on sales and settlements	(1,088)	1,589	—
Net unrealized gains (losses) included in income	37,328	296,940	128,702
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(19,374)	—	—
Ending balance Level 3	$2,649,834	$13,101,728	$7,800,786

Fair Value Reconciliation, Level 3
	For the Year Ended
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

There were no transfers in or out from Level 3, during the nine months ended September 30, 2019 and during the year ended December 31, 2018.

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

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of September 30, 2019 and December 31, 2018 follows:

	September 30, 2019
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -9%	3.7%	2% -18%	6.7%	0% -17%	4.3%	35% -95%	48.0%
Senior interest-only	0% -100%	12.7%	4% -45%	14.5%	0% -58%	3.2%	30% -95%	41.5%
Subordinated	3% -10%	5.3%	3% -30%	9.9%	0% -58%	1.9%	10% -63%	36.3%
Subordinated interest-only	9% -100%	12.8%	4% -30%	9.4%	0% -5%	2.3%	30% -52%	42.4%

	December 31, 2018
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	4.5%	1% -25%	6.7%	0% -60%	6.1%	35% -95%	48.0%
Senior interest-only	8% -100%	11.1%	3% -32%	10.9%	0% -60%	4.5%	30% -95%	44.5%
Subordinated	4% -20%	5.8%	1% -19%	7.5%	0% -34%	2.9%	10% -70%	42.5%
Subordinated interest-only	9% -100%	12.0%	4% -25%	12.8%	0% -24%	5.6%	35% -68%	41.2%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of September 30, 2019 and December 31, 2018 follows:

	September 30, 2019
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	3.3%	6% - 15%	9.1%	0% - 26%	1.4%	30% - 75%	60.7%

	December 31, 2018
	Significant Inputs
	Discount Rate		CPR		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	4.3%	6% - 18%	9.3%	0% - 23%	1.4%	30% - 65%	58.7%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of September 30, 2019 and December 31, 2018 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized primarily by seasoned subprime mortgages at fair value as of September 30, 2019 and December 31, 2018 follows:

	September 30, 2019	December 31, 2018
Factor:
Coupon
Base Rate	4.3%	5.2%
Actual	6.7%	6.9%

FICO
Base Rate	636	638
Actual	627	626

Loan-to-value (LTV)
Base Rate	88%	88%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	90%	90%
Investor	1%	1%
Secondary	9%	9%
Property Type
Single family	86%	86%
Manufactured housing	3%	4%
Multi-family/mixed use/other	11%	10%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

	September 30, 2019
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	15,002,106	15,028,889
Securitized debt, collateralized by Non-Agency RMBS	3	139,163	122,258

	December 31, 2018
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	14,030,465	14,085,164
Securitized debt, collateralized by Non-Agency RMBS	3	159,955	140,711

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month and three-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of collateral pledged as of September 30, 2019 and December 31, 2018 were:

	September 30, 2019	December 31, 2018
Repurchase agreements outstanding secured by:
Agency MBS (in thousands)	$9,964,848	$10,193,272
Non-agency MBS and Loans held for investment (in thousands)	5,037,258	3,837,193
Total:	$15,002,106	$14,030,465

Average balance of Repurchase agreements secured by:
Agency MBS (in thousands)	$10,354,580	$6,085,643
Non-agency MBS and Loans held for investment (in thousands)	4,193,970	3,730,527
Total:	$14,548,550	$9,816,170

Average borrowing rate of Repurchase agreements secured by:
Agency MBS	2.28%	2.55%
Non-agency MBS and Loans held for investment	3.50%	4.04%

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	16 Days	30 Days
Non-agency MBS and Loans held for investment	295 Days	231 Days

Average original maturity of Repurchase agreements secured by:
Agency MBS	38 Days	88 Days
Non-agency MBS and Loans held for investment	317 Days	259 Days

MBS pledged as collateral at fair value on Repurchase agreements:
Agency MBS (in thousands)	$10,498,244	$10,832,018
Non-agency MBS and Loans held for investment (in thousands)	6,465,585	4,998,990
Total:	$16,963,829	$15,831,008

At September 30, 2019 and December 31, 2018, the repurchase agreements collateralized by MBS and Loans held for investment had the following remaining maturities.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Overnight	$35,252	$—
1 to 29 days	10,204,493	6,326,232
30 to 59 days	1,236,687	4,620,656
60 to 89 days	619,035	1,504,695
90 to 119 days	120,465	169,244
Greater than or equal to 120 days	2,786,174	1,409,638
Total	$15,002,106	$14,030,465

At September 30, 2019 and December 31, 2018, there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2019 and December 31, 2018 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $157 million and $175 million, respectively. At September 30, 2019 and December 31, 2018, the debt carried a weighted average coupon equal to 6.5% and 6.4%, respectively. As of September 30, 2019, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarter ended September 30, 2019. During the nine months ended September 30, 2019, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in a net loss on extinguishment of debt of $608 thousand. The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarter and nine months ended September 30, 2018.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at September 30, 2019 and December 31, 2018, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Within One Year	$17,633	$23,602
One to Three Years	22,414	30,803
Three to Five Years	6,208	8,047
Greater Than Five Years	1,493	3,605
Total	$47,748	$66,057

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2019 and December 31, 2018 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $7.8 billion and $8.6 billion, respectively. At September 30, 2019 and December 31, 2018 the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 4.5% and 6.4%, respectively. As of September 30, 2019, the maturities of the debt range between the years 2023 and 2067.

The Company did not acquire any securitized debt collateralized by loans during the quarters and nine months ended September 30, 2019. During the quarter ended September 30, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $277 million for $268 million. This transaction resulted in a net gain on the extinguishment of debt of $9 million, which is reflected in earnings for the quarter ended September 30, 2018. During the nine months ended September 30, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $580 million for $561 million. These transactions resulted in a net gain on the extinguishment of debt of $19 million, which is reflected in earnings for the nine months ended September 30, 2018.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at September 30, 2019 and December 31, 2018, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Within One Year	$1,531,084	$1,608,381
One to Three Years	2,497,564	2,587,635
Three to Five Years	1,759,899	1,949,060
Greater Than Five Years	1,896,946	2,237,259
Total	$7,685,493	$8,382,335

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at September 30, 2019.

September 30, 2019
(dollars in thousands)
Year	Principal
2019	$276,174
2020	3,708,949
2021	2,996,962
2022	531,179
2023	111,746
Total	$7,625,010

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of September 30, 2019, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.4 billion and liabilities with a carrying value of $8.0 billion. As of December 31, 2018, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $13.4 billion and liabilities with a carrying value of $8.7 billion.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these re-securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$611,801	$1,017,442
Loans held for investment, at fair value	11,642,447	12,263,265
Accrued interest receivable	67,185	72,389
Other assets	35,006	39,855
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$139,163	$159,955
Securitized debt at fair value, collateralized by loans held for investment	7,800,786	8,455,376
Accrued interest payable	30,117	33,541
Other liabilities	2,876	3,286

Income, OTTI and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	September 30, 2019	September 30, 2018
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$192,622	$223,948
Interest expense, Non-recourse liabilities of VIEs	82,234	99,622
Net interest income	$110,388	$124,326

Total other-than-temporary impairment losses	$—	$(665)
Portion of loss recognized in other comprehensive income (loss)	—	(6,518)
Net other-than-temporary credit impairment losses	$—	$(7,183)

Servicing fees	$8,444	$9,541

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$600,436	$688,720
Interest expense, Non-recourse liabilities of VIEs	260,790	298,744
Net interest income	$339,646	$389,976

Total other-than-temporary impairment losses	$(424)	$(1,016)
Portion of loss recognized in other comprehensive income (loss)	(3,831)	(15,079)
Net other-than-temporary credit impairment losses	$(4,255)	$(16,095)

Servicing fees of consolidated VIES	$26,046	$29,674

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2019, ranged from less than $1 million to $195 million, with an aggregate amount of $2.0 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2018, ranged from less than $1 million to $52 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.6 billion, and $1.2 billion at September 30, 2019 and December 31, 2018, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2019 and December 31, 2018.

		September 30, 2019
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$4,390,700	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	25,000	Derivatives, at fair value, net	55	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	5,173	Derivatives, at fair value, net	—
Total	$5,035,400		$5,228		$—

		December 31, 2018
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$10,906,700	Derivatives, at fair value, net	$35,798	Derivatives, at fair value, net	$—
Swaptions	53,000	Derivatives, at fair value, net	1,670	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$11,579,400		$37,468		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2019	September 30, 2018
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$17,281	$67,422
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(149,078)	242
Treasury Futures	Net unrealized gains (losses) on derivatives	14,420	3,285
Treasury Futures	Net realized gains (losses) on derivatives	(19,138)	2,799
Swaptions	Net unrealized gains (losses) on derivatives	(81)	490
Swaptions	Net realized gains (losses) on derivatives	(76)	(160)
Total		$(136,672)	$74,078

(1) Includes loss on termination of interest rate swaps of $148 million during the quarter ended September 30, 2019. There were no swaps terminations during the quarter ended September 30, 2018.

		Net gains (losses) on derivatives for the nine months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2019	September 30, 2018
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(207,432)	$173,550
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(342,951)	(1,125)
Treasury Futures	Net unrealized gains (losses) on derivatives	18,548	2,682
Treasury Futures	Net realized gains (losses) on derivatives	(45,261)	17,014
Swaptions	Net unrealized gains (losses) on derivatives	(981)	2,279
Swaptions	Net realized gains (losses) on derivatives	(311)	(1,316)
Total		$(578,388)	$193,084
(1) Includes loss on termination of interest rate swaps of $351 million during the nine months ended September 30, 2019. There were no swaps terminations during the nine months ended September 30, 2018.

The company paid $148 million and $351 million to terminate interest rate swaps with a notional value of $3.3 billion and $6.2 billion during the quarter and nine months ended September 30, 2019, respectively. The terminated swaps had original maturities of 2019 to 2029. There were no swap terminations during the quarter and nine months ended September 30, 2018.

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2019 was 2.60% and the weighted average receive rate was 2.22%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2018 was 2.58% and the weighted average receive rate was 2.69%. The weighted average maturity on the Company’s interest rate swaps at September 30, 2019 and December 31, 2018 was 6 years and 7 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange, or NYSE. Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s International Swaps and Derivative Association, or ISDA, and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features are in a net liability position at September 30, 2019 is approximately $311 million including accrued interest, which represents the maximum amount the Company would pay upon termination, which is fully collateralized.

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

The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50, respectively, per preferred share, during the quarters and nine months ended September 30, 2019 and 2018, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50, respectively, per preferred share during the quarters and nine months ended September 30, 2019 and 2018, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45, respectively, per preferred share during the quarter and nine months ended September 30, 2019.

The Company declared dividends to Series D preferred stockholders of $4 million and $11 million, or $0.50 and $1.37, respectively, per preferred share during the quarter and nine months ended September 30, 2019.

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

Pursuant to our Repurchase Program, the Company repurchased approximately 883 thousand shares of its common stock at an average price of $16.81 per share for a total of $15 million during the nine months ended September 30, 2018. The Company did not repurchase any of its common stock during the quarter and nine months ended September 30, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $85 million as of September 30, 2019.

During the quarter and nine months ended September 30, 2019, the Company declared dividends to common shareholders of $94 million and $283 million, or $0.50 and $1.50, per share, respectively. During the quarter and nine months ended September 30, 2018, the Company declared dividends to common shareholders of $94 million and $282 million, or $0.50 and $1.50, per share, respectively.

Earnings per share for the quarters and nine months ended September 30, 2019 and 2018 respectively, are computed as follows:

	For the Quarters Ended
	September 30, 2019	September 30, 2018
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$87,888	$147,361
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$87,888	$147,361

Denominator:
Weighted average basic shares	187,158,167	187,006,777
Effect of dilutive securities	1,282,004	578,181
Weighted average dilutive shares	188,440,171	187,584,958

Net income per average share attributable to common stockholders - Basic	$0.47	$0.79
Net income per average share attributable to common stockholders - Diluted	$0.47	$0.79

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(dollars in thousands)
Numerator:
Net income	$228,966	$485,675
Effect of dilutive securities:	—	—
Dilutive net income available to stockholders	$228,966	$485,675

Denominator:
Weighted average basic shares	187,141,377	187,182,932
Effect of dilutive securities	1,189,732	522,899
Weighted average dilutive shares	188,331,109	187,705,831

Net income per average share attributable to common stockholders - Basic	$1.22	$2.59
Net income per average share attributable to common stockholders - Diluted	$1.22	$2.59

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the nine months ended September 30, 2019 and 2018:

	September 30, 2019
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2018	$626,832	$626,832
OCI before reclassifications	115,198	115,198
Amounts reclassified from AOCI	27,040	27,040
Net current period OCI	142,238	142,238
Balance as of September 30, 2019	$769,070	$769,070

	September 30, 2018
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2017	$796,902	$796,902
OCI before reclassifications	(181,885)	(181,885)
Amounts reclassified from AOCI	12,919	12,919
Net current period OCI	(168,966)	(168,966)
Balance as of September 30, 2018	$627,936	$627,936

The following table presents the details of the reclassifications from AOCI for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$(22,187)	$4,603	Net realized gains (losses) on sales of investments
	(4,853)	(17,522)	Net other-than-temporary credit impairment losses
	$(27,040)	$(12,919)	Income before income taxes
	—	—	Income taxes
	$(27,040)	$(12,919)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. During the vesting period, these shares may not be sold. There were approximately 4 million shares available for future grants under the Incentive Plan as of September 30, 2019.

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

Grants of Restricted Stock Units or, RSUs
During the first quarters of 2019 and 2018, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to the Company plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. There were no RSU award grants during the quarter ended September 30, 2019. The Company granted 447 thousand RSU awards during the nine months ended September 30, 2019, with a grant date fair value of $8 million for the 2018 and 2019 performance years. The Company granted 241 thousand RSU awards during the first quarter of 2018 with a grant date fair value $4 million for the 2017 performance year.
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
The Company recognized stock based compensation expenses of $3 million and $2 million, respectively and $11 million and $5 million, respectively for the quarters and nine months ended September 30, 2019 and 2018.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $19,000 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended September 30, 2019 and 2018, were $88 thousand and $101 thousand, respectively. For the nine months ended September 30, 2019 and 2018, the 401(k) expenses were $356 thousand and $352 thousand, respectively.

13. Income Taxes

For the quarter ended September 30, 2019 and the year ended December 31, 2018, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions to which the Company is subject to tax-filing obligations, recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to federal, state and local taxes. There were no significant income tax expenses for the quarter ended September 30, 2019 and the year ended December 31, 2018.

The Company’s effective tax rate differs from its combined U.S. federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s 2018, 2017 and 2016 U.S. federal, state and local tax returns remain open for examination.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(15,002,106)	$—	$(15,002,106)	$16,963,829	$(450)	$1,961,273
Interest Rate Swaps - Gross Assets	—	—	—	—	148,490	148,490
Interest Rate Swaps - Gross Liabilities	(289,772)	289,772	—	—	—	—
Treasury Futures - Gross Assets	5,173	—	5,173	—	711	5,884
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	55	—	55	—	—	55
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(15,286,650)	$289,772	$(14,996,878)	$16,963,829	$148,751	$2,115,702
(1) Included in other assets

	December 31, 2018
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(14,030,465)	$—	$(14,030,465)	$15,831,008	$—	$1,800,543
Interest Rate Swaps - Gross Assets	87,451	(51,653)	35,798	—	198,112	233,910
Interest Rate Swaps - Gross Liabilities	(169,790)	169,790	—	—	—	—
Treasury Futures - Gross Assets	—	—	—	—	3,220	3,220
Treasury Futures - Gross Liabilities	(13,375)	13,375	—	—	—	—
Swaptions - Gross Assets	1,670	—	1,670	—	—	1,670
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(14,124,509)	$131,512	$(13,992,997)	$15,831,008	$201,332	$2,039,343

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

In addition to the investment in KAH Capital, the Company has made a $150 million capital commitment to Hains Point, LLC (Hains Point), which is KAH Capital’s initial fund which is consolidated by the Company as the sole investor in the fund. As of September 30, 2019, the Company has funded $61 million towards that commitment. KAH Capital will manage the investments in Hains Point including asset selection, repurchase and other financing arrangements as well as hedging transactions. Capital calls for investments made in Hains Point are subject to our consent and approval. KAH Capital will earn $6.5 million over approximately 3 years for its investment advisory services.

16. Subsequent Events

Subsequent to September 30, 2019, the Company exercised its call option to retire securitized debt, collateralized by loans held for investment with an unpaid principal amount of $276 million at par.

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

We focus our investment activities primarily on acquiring residential mortgage loans and on acquiring Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At September 30, 2019, based on the amortized cost balance of our interest earning assets, approximately 49% of our investment portfolio was residential mortgage loans, 44% of our investment portfolio was Agency MBS and 7% of our investment portfolio was Non-Agency RMBS, respectively. At December 31, 2018, based on the amortized cost balance of our interest earning assets, approximately 47% of our investment portfolio was residential mortgage loans, 47% of our investment portfolio was Agency MBS and 6% of our investment portfolio was Non-Agency RMBS, respectively.

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

Market Conditions and our Strategy
There are several key factors that impact our financial results, including the interest rate environment and changes in LIBOR rates, U.S. unemployment rates and residential home prices, as well as residential mortgage origination and refinance activity. The interest rate environment is sensitive to actual and anticipated U.S. Federal Reserve actions, availability of adequate and efficient financing sources, rate volatility and other market factors. As in recent periods, we continue to operate in a volatile interest rate environment.

After increasing the Fed Funds Target rate four times in 2018, the Federal Reserve cut interest rates twice in 2019 and has indicated that additional cuts may follow. Medium term and longer-term interest rates decreased during the third quarter of 2019, and yield curve inversion continued. At the end of the third quarter, the 10 Year U.S. Treasury rate was 1.66%, which was below 1 year and shorter tenor Treasuries. The shape of the yield curve is impacting many financial companies by, among other things, keeping short-term borrowing costs high relative to longer rates and portfolio reinvestment rate low. The longer the yield curve maintains its current shape, the harder it will become to maintain net interest spreads.

Our core portfolio continues to perform well and we were successful in acquiring loan pools during the quarter. The Case-Shiller housing index showed strength but the pace of growth is slowing down. U.S. mortgage rates trended down through the third quarter of 2019. The recent decline in interest rates has spurred purchase and refinance activity, which has accelerated mortgage prepayments. Also, the rate of unemployment is historically low, which is generally supportive of the U.S. housing economy.

Our book value per common share was $16.38 as of September 30, 2019, up from $16.24 as of June 30, 2019, as interest rate declines during the quarter increased the value of our Agency MBS, Non-Agency RMBS and Loans held for investment portfolios, and reduced the value of our hedge portfolio. We continue to seek high yielding investment opportunities that will deliver a durable dividend to our shareholders while managing risk.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and nine months ended September 30, 2019 and 2018.

Net Income
(dollars in thousands, except share and per share data)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net interest income:
Interest income (1)	$330,144	$321,715	$1,020,448	$925,282
Interest expense (2)	188,551	174,671	589,611	485,189
Net interest income	141,593	147,044	430,837	440,093
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(772)	(801)	(1,871)
Portion of loss recognized in other comprehensive income	—	(6,461)	(4,052)	(15,651)
Net other-than-temporary credit impairment losses	—	(7,233)	(4,853)	(17,522)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	31,620	71,197	(189,865)	178,511
Realized gains (losses) on terminations of interest rate swaps	(148,114)	—	(351,372)	—
Net realized gains (losses) on derivatives	(20,178)	2,881	(37,151)	14,573
Net gains (losses) on derivatives	(136,672)	74,078	(578,388)	193,084
Net unrealized gains (losses) on financial instruments at fair value	130,825	(34,306)	522,386	(38,204)
Net realized gains (losses) on sales of investments	1,596	(6,123)	2,673	(3,956)
Gains (losses) on extinguishment of debt	—	9,263	(608)	19,320
Total other gains (losses)	(4,251)	42,912	(53,937)	170,244

Other expenses:
Compensation and benefits	12,191	8,642	38,675	25,741
General and administrative expenses	6,528	5,576	18,569	16,351
Servicing fees	8,881	9,766	27,125	31,044
Transaction expenses	3,415	1,411	4,289	5,168
Total other expenses	31,015	25,395	88,658	78,304
Income (loss) before income taxes	106,327	157,328	283,389	514,511
Income taxes	1	7	156	76
Net income (loss)	$106,326	$157,321	$283,233	$514,435

Dividends on preferred stock	18,438	9,960	54,267	28,760

Net income (loss) available to common shareholders	$87,888	$147,361	$228,966	$485,675

Net income (loss) per share available to common shareholders:
Basic	$0.47	$0.79	$1.22	$2.59
Diluted	$0.47	$0.79	$1.22	$2.59

Weighted average number of common shares outstanding:
Basic	187,158,167	187,006,777	187,141,377	187,182,932
Diluted	188,440,171	187,584,958	188,331,109	187,705,831

Dividends declared per share of common stock	$0.50	$0.50	$1.50	$1.50
(1) Includes interest income of consolidated VIEs of $192,622 and $223,948 for the quarters ended September 30, 2019 and 2018, respectively, and $600,436 and $688,720 for the nine months ended September 30, 2019 and 2018, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $82,234 and $99,622 for the quarters ended September 30, 2019 and 2018, respectively, and $260,790 and $298,744 for the nine months ended September 30, 2019 and 2018, respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Quarters and Nine Months Ended September 30, 2019 and 2018.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

For the quarter ended September 30, 2019, our net income available to common shareholders was $88 million, or $0.47 per average basic common share, which decreased by $59 million, or $0.32, compared to the same period of 2018. This decrease in net income available to common shareholders for the quarter ended September 30, 2019, compared to the same period of 2018, was primarily due to the increase in Net losses on derivatives, which was partially offset by an increase in Net unrealized gains on financial instruments at fair value.

For the nine months ended September 30, 2019, our net income available to common shareholders was $229 million, or $1.22, per average basic common share, which decreased by $257 million, or $1.37, compared to the same period of 2018. This decrease in net income available to common shareholders for the nine months ended September 30, 2019, compared to the same period of 2018, was primarily due to the increase in Net losses on derivatives, which was partially offset by an increase in Net unrealized gains on financial instruments at fair value. As the 10 year U.S. Treasury rate has fallen during 2019, the losses on our hedge portfolio have outpaced gains on our financial instruments carried at fair value.

Interest Income

The changes in our interest income for the quarter and nine months ended September 30, 2019, as compared to the same period of 2018, are primarily driven by the repositioning of our balance sheet by increasing Agency MBS investments.

Interest income increased by $8 million, or 3%, to $330 million for the quarter ended September 30, 2019, as compared to $322 million for the same period of 2018. The increase was primarily due to an increase in interest income earned on Agency MBS of $22 million. This increase was offset in part by a decrease in interest income on Loans held for investment of $15 million, compared to the same period of 2018, as loan paydowns outpaced loan acquisitions.

Interest income increased by $95 million, or 10%, to $1.0 billion for the nine months ended September 30, 2019, as compared to $925 million for the same period of 2018. The increase was primarily due to an increase in interest income earned on Agency MBS of $142 million, which was driven by higher average Agency MBS balances, as compared to the same period of 2018. This increase was offset in part by a decrease in interest income on Loans held for investment of $49 million, compared to the same period of 2018, as loan paydowns outpaced loan acquisitions.

Interest Expense

Interest expense increased by $14 million, or 8%, to $189 million for the quarter ended September 30, 2019, compared to $175 million for the same period of 2018. The increase was primarily due to higher interest expense on repurchase agreements collateralized by Agency MBS of $26 million, which was driven by higher repurchase agreements balances and higher interest rates following the four Federal Funds rate hikes in 2018. The increase was offset in part by lower interest expense on Securitized debt, collateralized by loans held for investment of $17 million, compared to the same period of 2018, as average debt balances decreased.

Interest expense increased by $105 million, or 22%, to $590 million for the nine months ended September 30, 2019, compared to $485 million for the same period of 2018. The increase was primarily due to higher interest expenses on repurchase agreements collateralized by Agency MBS of $125 million and Non Agency RMBS of $11 million, which was driven by higher average repurchase agreements balances and higher interest rates following the four Federal Funds rate hikes in 2018. The increase was offset in part by lower interest expense on Securitized debt, collateralized by loans held for investment of $36 million, compared to the same period of 2018, as average debt balances decreased.

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

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended September 30, 2019	$330,144	$188,551	$963	$189,514	$141,593	$(963)	$(2,465)	$138,165
For the Quarter Ended June 30, 2019	$339,914	$198,110	$(3,923)	$194,187	$141,804	$3,923	$(2,237)	$143,490
For the Quarter Ended March 31, 2019	$350,389	$202,950	$(5,462)	$197,488	$147,439	$5,462	$(1,571)	$151,330
For the Quarter Ended December 31, 2018	$348,033	$193,920	$364	$194,284	$154,113	$(364)	$(140)	$153,609
For the Quarter Ended September 30, 2018	$321,715	$174,671	$(242)	$174,429	$147,044	$242	$321	$147,607
(1) Primarily interest expense/(income) on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	September 30, 2019			September 30, 2018
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$10,778,708	$89,163	3.3%	$7,776,334	$66,863	3.4%
Non-Agency RMBS	1,497,124	36,146	9.7%	1,186,945	29,213	9.8%
Non-Agency RMBS transferred to consolidated VIEs	459,508	34,228	29.8%	632,155	42,416	26.8%
Residential mortgage loans held for investment	12,017,663	168,142	5.6%	12,613,816	183,544	5.8%
Total	$24,753,003	$327,679	5.3%	$22,209,250	$322,036	5.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$10,108,425	$64,589	2.6%	$6,720,205	$38,492	2.3%
Non-Agency RMBS (2)	980,242	8,800	3.6%	428,363	4,186	3.9%
Re-REMIC repurchase agreements	395,972	4,116	4.2%	621,042	6,681	4.3%
RMBS from loan securitizations	3,112,001	29,775	3.8%	2,465,678	25,449	4.1%
Securitized debt, collateralized by Non-Agency RMBS	141,997	1,821	5.1%	173,825	2,471	5.7%
Securitized debt, collateralized by loans	7,677,138	80,413	4.2%	8,938,962	97,150	4.3%
Total	$22,415,775	$189,514	3.4%	$19,348,075	$174,429	3.6%

Economic net interest income/net interest rate spread		$138,165	1.9%		$147,607	2.2%

Net interest-earning assets/net interest margin	$2,337,228		2.2%	$2,861,175		2.7%

Ratio of interest-earning assets to interest bearing liabilities	1.10			1.15

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

	For the Nine Months Ended
	September 30, 2019			September 30, 2018
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency MBS	$11,089,140	$285,983	3.4%	$5,895,320	$143,532	3.2%
Non-Agency RMBS	1,389,691	104,605	10.0%	1,149,419	78,350	9.1%
Non-Agency RMBS transferred to consolidated VIEs	501,571	111,914	29.8%	780,808	143,732	24.5%
Residential mortgage loans held for investment	12,039,117	511,672	5.7%	12,953,921	560,569	5.8%
Total	$25,019,519	$1,014,174	5.4%	$20,779,468	$926,183	5.9%
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency MBS (2)	$10,354,579	$200,648	2.6%	$4,866,565	$75,291	2.1%
Non-Agency RMBS (2)	791,411	21,459	3.6%	407,242	10,602	3.5%
Re-REMIC repurchase agreements	488,379	16,801	4.6%	736,456	22,188	4.0%
RMBS from loan securitizations	2,914,181	81,491	3.7%	2,632,164	79,488	4.0%
Securitized debt, collateralized by Non-Agency RMBS	149,437	5,676	5.1%	187,053	7,933	5.7%
Securitized debt, collateralized by loans	7,886,288	255,114	4.3%	9,031,921	290,810	4.3%
Total	$22,584,275	$581,189	3.4%	$17,861,401	$486,312	3.6%

Economic net interest income/net interest rate spread		$432,985	2.0%		$439,871	2.3%

Net interest-earning assets/net interest margin	$2,435,244		2.3%	$2,918,067		2.8%

Ratio of interest-earning assets to interest bearing liabilities	1.11			1.16

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $10 million to $138 million for the quarter ended September 30, 2019 from $148 million for the same period of 2018. Our economic net interest income decreased by $7 million to $433 million for the nine months ended September 30, 2019 from $440 million for the same period of 2018. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds decreased by 30 basis points for both the quarter and nine months ended September 30, 2019, as compared to the same periods of 2018. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities decreased by 50 basis points for the quarter and nine months ended September 30, 2019, as compared to the same periods of 2018. Our Average net interest-earning assets decreased by $524 million to $2.3 billion for the quarters ended September 30, 2019, compared to $2.9 billion for the same period of 2018. Our Average net interest-earnings assets decreased by $483 million to $2.4 billion for the nine months ended September 30, 2019, compared to $2.9 billion for the same period of 2018.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2019	$22,415,775	$189,514	3.38%	2.18%	2.20%	(0.02)%
For The Quarter Ended June 30, 2019	$22,584,501	$194,187	3.44%	2.44%	2.51%	(0.07)%
For The Quarter Ended March 31, 2019	$22,900,059	$197,488	3.45%	2.50%	2.69%	(0.19)%
For The Quarter Ended December 31, 2018	$21,777,412	$194,284	3.57%	2.35%	2.62%	(0.27)%
For The Quarter Ended September 30, 2018	$19,348,075	$174,429	3.61%	2.11%	2.34%	(0.23)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $3.1 billion for the quarter ended September 30, 2019, as compared to the same period of 2018. Economic interest expense increased by $15 million for the quarter ended September 30, 2019, as compared to the same period of 2018. The increase in average interest-bearing liabilities and Economic interest expense is a result of the increase in the amount of our Agency repurchase agreements as well as the increase in average one-month LIBOR. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

There were no OTTI losses for the quarter ended September 30, 2019. For the nine months ended September 30, 2019, OTTI losses were $5 million. For the quarters and nine months ended September 30, 2018, OTTI losses were $7 million and $18 million, respectively.

Four million of OTTI losses for the nine months ended September 30, 2019, were related to securities included in our consolidated VIEs. For the quarter and nine months ended September 30, 2018, OTTI losses amounts related to our consolidated VIEs were $7 million. As of September 30, 2019, we had two Non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $379 thousand for which we did not recognize impairment. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net Gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our repurchase agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters and nine months ended September 30, 2019 and 2018 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the increase in interest rates and changes in our swap portfolio balance during the year.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters and nine months ended September 30, 2019 and 2018, respectively.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$(964)	$242	$8,421	$(1,125)
Realized gains (losses) on derivative instruments, net:
Swaps - Terminations	(148,114)	—	(351,372)	—
Treasury Futures	(19,138)	2,799	(45,261)	17,014
Swaptions	(76)	(160)	(311)	(1,316)
Total realized gains (losses) on derivative instruments, net	(167,328)	2,639	(396,944)	15,698
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	17,281	67,422	(207,432)	173,550
Treasury Futures	14,420	3,285	18,548	2,682
Swaptions	(81)	490	(981)	2,279
Total unrealized gains (losses) on derivative instruments, net:	31,620	71,197	(189,865)	178,511
Total gains (losses) on derivative instruments, net	$(136,672)	$74,078	$(578,388)	$193,084

The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures and swaptions.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. During the quarter and nine months ended September 30, 2019, we recognized total net losses on derivatives of $137 million and $578 million, compared to net gains on derivatives of $74 million and $193 million during the same period of 2018. This was primarily driven by changes to the yield curve which resulted in realized and unrealized losses on interest rate swaps in 2019, as compared to 2018.

During the quarter and nine months ended September 30, 2019, we terminated interest rate swap agreements with a notional value of $3.3 billion and $6.2 billion, respectively. There were no swap terminations during the quarter and nine months ended September 30, 2018. Our Treasury futures positions remained unchanged at $620 million of notional value during the quarters and nine months ended September 30, 2019 compared to the same periods of 2018. We reduced our swaptions by $28 million of notional value to $25 million at September 30, 2019, as compared to $53 million notional value at September 30, 2018.

Changes in our derivative positions were primarily a result of changes in our portfolio composition and changes in interest rates.

We had net realized losses of $19 million and $45 million on our short Treasury futures positions for the quarter and nine months ended September 30, 2019. We had net realized gains of $3 million and $17 million during the quarter and nine months ended and September 30, 2018. The realized gains and losses were driven primarily by changes in interest rates during these periods. Treasury futures are not included in our economic interest expense and economic net interest income.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We have elected to account for certain Non- Agency RMBS investments acquired on or after January 1, 2019 under the fair value option. Under the fair value option, these investments are carried at fair value, with changes in fair value reported in earnings (included as part of “Net unrealized gains (losses) on financial instruments at fair value”). All Non-Agency RMBS investments owned prior to this date will continue to be carried at fair value with changes in fair value reported in other comprehensive income (OCI) as available-for-sale investments.

We have elected the fair value option with changes in fair value reflected in earnings for our IO MBS securities, certain Non-Agency RMBS securities which receive residual cash flows, Agency MBS, acquired after the second quarter of 2017, Loans held for investment, and the related financing for the loans consolidated as a VIE in our consolidated statement of financial condition.

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

The Net unrealized gains on financial instruments at fair value for the quarter and nine months ended September 30, 2019 were $131 million and $522 million, respectively. For the quarter and nine months ended September 30, 2018, the Net unrealized losses on financial instruments at fair value were $34 million and $38 million, respectively.

Gains and Losses on Sales of Assets and Extinguishment of Securitized Debt

For the quarter and nine months ended September 30, 2019, we had net realized gains of $2 million and $3 million on sales of investments. We had net realized losses on sales of investments of $6 million and $4 million during the quarter and nine months ended September 30, 2018. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarter ended September 30, 2019. During the nine months ended September 30, 2019, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in a net loss on extinguishment of debt of $608 thousand. We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarter and nine months ended September 30, 2018.

We did not acquire any securitized debt collateralized by loans during the quarters and nine months ended September 30, 2019. During the quarter ended September 30, 2018, we acquired securitized debt collateralized by loans with an amortized cost balance of $277 million for $268 million. This transaction resulted in a net gain on the extinguishment of debt of $9 million, which is reflected in earnings for the quarter ended September 30, 2018. During the nine months ended September 30, 2018, we acquired securitized debt collateralized by loans with an amortized cost balance of $580 million for $561 million. This transaction resulted in a net gain on the extinguishment of debt of $19 million, which is reflected in the earnings for the nine months ended September 30, 2018.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2019	$22,134	0.32%	2.22%
For The Quarter Ended June 30, 2019	$19,144	0.27%	1.93%
For The Quarter Ended March 31, 2019	$20,253	0.28%	2.12%
For The Quarter Ended December 31, 2018	$20,126	0.30%	2.11%
For The Quarter Ended September 30, 2018	$15,629	0.26%	1.65%

Compensation and benefit costs were $12 million and $9 million for the quarters ended September 30, 2019 and 2018, respectively, and $39 million and $26 million, for the nine months ended September 30, 2019 and 2018, respectively. The increase in Compensation and benefit costs was primarily driven by higher bonus accruals and stock based compensation.

G&A expenses were $7 million and $6 million for the quarters ended September 30, 2019 and 2018, respectively, and $19 million and $16 million for the nine months ended September 30, 2019 and 2018, respectively. The G&A expenses are primarily comprised of market data and research, auditing, information technology, legal and independent investment consulting expenses. The increases in G&A expenses for the quarter and nine months ended September 30, 2019 were primarily driven by higher investment consulting fees and legal fees as compared to the same period of 2018.

The Company incurred transaction expenses of $3 million and $1 million for the quarters ended September 30, 2019 and 2018, respectively, and $4 million and $5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in transaction expenses during the quarter ended September 30, 2019 was driven by higher securitization activity compared to the same period of 2018.

Servicing Fees

Servicing fees expenses were $9 million and $10 million during the quarters ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, servicing fees were $27 million and $31 million. These servicing fees are primarily related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 20 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Core earnings

Core earnings is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains on the aggregate portfolio, impairment losses, realized gains on sales of investments, realized gains or losses on futures, realized gains or losses on swap terminations, gain on deconsolidation, extinguishment of debt and expenses incurred in relation to securitizations. In addition, stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (36 months) rather than reported as an immediate expense.

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

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts. Certain prior period amounts have been reclassified to conform to the current period's presentation.

	For the Quarters Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$87,888	$40,322	$100,755	$(117,235)	$147,361
Adjustments:
Net other-than-temporary credit impairment losses	—	—	4,853	4,269	7,233
Net unrealized (gains) losses on derivatives	(31,620)	132,171	89,315	319,673	(71,197)
Net unrealized (gains) losses on financial instruments at fair value	(130,825)	(190,748)	(200,812)	(84,836)	34,306
Net realized (gains) losses on sales of investments	(1,596)	7,526	(8,603)	(1,213)	6,123
(Gains) losses on extinguishment of debt	—	608	—	(7,055)	(9,263)
Realized (gains) losses on terminations of interest rate swaps	148,114	95,211	108,046	—	—
Net realized (gains) losses on Futures (1)	19,138	13,544	12,579	(4,320)	(2,799)
Transaction expenses	3,415	812	62	4,441	1,411
Stock Compensation expense for retirement eligible awards	(145)	(144)	1,533	99	—
Core Earnings	$94,369	$99,302	$107,728	$113,823	$113,175

GAAP net income per basic common share	$0.47	$0.22	$0.54	$(0.63)	$0.79
Core earnings per basic common share (2)	$0.50	$0.53	$0.58	$0.61	$0.60

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

Our core earnings for the quarter ended September 30, 2019 were $94 million, or $0.50 per average basic common share, as compared to $113 million, or $0.60 per average basic common share, for the quarter ended September 30, 2018. The decrease in core earnings was primarily driven by an increase in interest expense due to an increase in Agency repurchase agreement balances, higher one-month LIBOR rates and higher preferred stock dividends during the quarter ended September 30, 2019, compared to the same period of 2018.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended September 30, 2019	10.68%	13.88%	12.37%
For the Quarter Ended June 30, 2019	5.93%	14.49%	13.10%
For the Quarter Ended March 31, 2019	12.34%	15.81%	14.37%
For the Quarter Ended December 31, 2018	(10.80)%	16.13%	14.79%
For the Quarter Ended September 30, 2018	16.64%	15.61%	14.23%
* Includes effect of realized losses on interest rate swaps.

Return on average equity decreased by 596 basis points for the quarter ended September 30, 2019, as compared to the same period of 2018 primarily driven by an increase in Net losses on derivatives during the quarter ended September 30, 2019. Economic net interest income as a percentage of average equity decreased 173 basis points for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018. The decrease was driven by higher interest expense due to an increase in Agency repurchase agreement balances and higher one-month LIBOR rates during the quarter ended September 30, 2019, compared to the same period of 2018. Core earnings as a percentage of average common equity decreased by 186 basis points for the quarter ended September 30, 2019 compared to the same period of 2018. This decline was primarily driven by higher interest expense due to an increase in repurchase agreement balances, higher one-month LIBOR rates and higher preferred stock dividend payment during the quarter ended September 30, 2019, compared to the same period of 2018.

Financial Condition

Portfolio Review

During the nine months ended September 30, 2019, on an aggregate basis, we purchased $5.9 billion of investments, sold $3.3 billion of investments and received $2.8 billion in principal payments related to our Agency, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Interest earning assets at period-end (1)	$27,366,885	$27,247,661
Interest bearing liabilities at period-end	$22,942,055	$22,645,796
GAAP Leverage at period-end	5.7:1	6.1:1
GAAP Leverage at period-end (recourse)	3.8:1	3.8:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	6.3%	4.7%
Senior	3.1%	2.8%
Senior, interest only	1.2%	1.1%
Subordinated	2.0%	0.8%
Subordinated, interest only	0.0%	0.0%
RMBS transferred to consolidated VIEs	1.3%	2.1%
Agency MBS	43.8%	46.7%
Residential	31.1%	35.0%
Commercial	12.0%	11.2%
Interest-only	0.7%	0.5%
Loans held for investment	48.6%	46.5%
Fixed-rate percentage of portfolio	95.9%	95.8%
Adjustable-rate percentage of portfolio	4.1%	4.2%
(1) Excludes cash and cash equivalents.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over GAAP book value.

The following table presents details of each asset class in our portfolio at September 30, 2019 and December 31, 2018. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,346,440	$58.16	$84.69	4.7%	14.5%	13.7%	13.1%	14.9%	48.6%	5.8%	$5,764
Senior, interest only	$7,795,886	$3.97	$3.81	1.0%	7.9%	18.0%	12.0%	7.3%	57.9%	—%	$—
Subordinated	$808,647	$62.97	$72.96	3.8%	7.5%	11.2%	13.4%	10.7%	46.6%	3.4%	$1,679
Subordinated, interest only	$195,807	$4.62	$5.58	0.9%	15.1%	12.9%	12.9%	8.7%	41.9%	—%	$—
RMBS transferred to consolidated VIEs	$759,135	$43.33	$80.59	5.6%	34.8%	12.7%	12.7%	16.2%	52.8%	0.1%	$5,294
Agency Mortgage-Backed Securities
Residential	$7,790,386	$102.32	$104.46	4.0%	3.2%	25.6%	13.4%	0.2%	N/A	N/A	$—
Commercial	$3,031,643	$101.90	$108.74	3.7%	3.5%	—%	—%	0.4%	N/A	N/A	$—
Interest-only	$3,206,236	$5.70	$5.58	1.1%	3.9%	6.9%	6.0%	0.1%	N/A	N/A	$—
Loans held for investment	$12,650,790	$98.66	$103.75	6.5%	5.5%	10.3%	9.7%	7.4%	55.4%	N/A	$33,356
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month CPR at Period-End	Weighted Average 12 Month CPR at Period-End	Weighted Average Delinquency Pipeline 60+	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement	Principal Writedowns During the Quarter (dollars in thousands)
Non-Agency Mortgage-Backed Securities
Senior	$1,122,782	$65.10	$82.79	4.7%	11.5%	11.4%	14.0%	16.8%	42.7%	7.7%	$4,145
Senior, interest only	$5,642,053	$5.05	$4.45	1.2%	8.3%	10.8%	13.4%	10.9%	53.3%	0.0%	$—
Subordinated	$394,037	$56.60	$70.16	4.0%	9.9%	11.3%	15.6%	10.3%	44.3%	9.4%	$3,478
Subordinated, interest only	$221,549	$4.48	$5.26	1.1%	16.4%	15.1%	15.1%	9.5%	29.2%	0.0%	$—
RMBS transferred to consolidated VIEs	$1,288,412	$42.33	$78.97	5.3%	30.2%	13.2%	15.0%	16.1%	51.0%	0.1%	$9,269
Agency Mortgage-Backed Securities
Residential	$8,984,249	$102.47	$102.12	4.0%	3.6%	5.9%	10.7%	0.1%	N/A	N/A	$—
Commercial	$2,895,680	$101.98	$99.50	3.6%	3.4%	—%	—%	0.0%	N/A	N/A	$—
Interest-only	$3,028,572	$4.49	$4.40	0.8%	4.3%	2.1%	4.9%	0.2%	N/A	N/A	$—
Loans held for investment	$12,432,582	$98.48	$101.27	6.6%	5.8%	10.0%	10.4%	7.7%	57.1%	N/A	$33,717
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(dollars in thousands)
Balance, beginning of period	$514,095	$485,040	$505,763	$539,020	$540,269
Accretion of discount	(33,256)	(35,964)	(35,551)	(36,287)	(35,184)
Purchases	(13,772)	48,736	6,638	4,589	1,966
Sales and deconsolidation	1,536	409	127	(625)	(986)
Transfers from/(to) credit reserve, net	26,177	15,874	8,063	(934)	32,955
Balance, end of period	$494,780	$514,095	$485,040	$505,763	$539,020

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

Current Period

We held cash and cash equivalents of approximately $161 million and $47 million at September 30, 2019 and December 31, 2018, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $114 million from December 31, 2018 to September 30, 2019.

Our operating activities used net cash of approximately $145 million and provided cash of approximately $490 million for the nine months ended September 30, 2019 and 2018, respectively. The cash flows from operations are primarily driven by interest received in excess of interest paid during the period. For the nine months ended September 30, 2019 and 2018, interest received net of interest paid was $429 million and $487 million, respectively. The cash used for the nine months ended September 30, 2019 was primarily driven by payments on swap terminations of $351 million and derivative margin of $106 million.

Our investing activities provided cash of $211 million and used cash of $3.7 billion for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, we received cash for sale of investments of $3.3 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $2.8 billion. This cash provided was offset in part by cash used on investment purchases of $5.9 billion, consisting of $2.6 billion in Agency MBS purchases, $3.0 billion in purchases of Loans held for investments and $301 million in Non-Agency RMBS purchases. During the nine months ended September 30, 2018, we used cash for investment purchases of $6.7 billion, primarily Agency MBS and Loans held for investments. This cash used was offset in part by cash received for principal repayments on our Agency MBS, Non-Agency MBS, and Loans held for investments of $2.2 billion and sale of investments of $791 million.

Our financing activities provided cash of $47 million and $3.3 billion for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, we received cash from net proceeds on our repurchase agreements of $971 million, debt issuance of $375 million, and Series D preferred stock offering of $193 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $1.2 billion and for common and preferred dividends paid of $335 million. During the nine months ended September 30, 2018, we received cash from Series C preferred stock offering of $252 million, debt issuance of $1.4 billion and net proceeds received on our repurchase agreements of $3.9 billion. These receipts of cash were offset in part by cash used for repayment of principal on our securitized debt of $2.0 billion, common and preferred dividends paid of $309 million, and repurchases of common stock of $15 million.

Our recourse leverage was 3.8:1 for the nine months ended September 30, 2019 and for the year ended December 31, 2018. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to our assets and our equity.

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

At September 30, 2019 and December 31, 2018, the remaining maturities on our RMBS and loan repurchase agreements were as follows.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Overnight	$35,252	$—
1 to 29 days	10,204,493	6,326,232
30 to 59 days	1,236,687	4,620,656
60 to 89 days	619,035	1,504,695
90 to 119 days	120,465	169,244
Greater than or equal to 120 days	2,786,174	1,409,638
Total	$15,002,106	$14,030,465

Average remaining maturity of Repurchase agreements secured by:
Agency MBS	16 days	30 days
Non-agency MBS and Loans held for investment	295 days	231 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At September 30, 2019, and December 31, 2018, the weighted average haircut on our repurchase agreements collateralized by Agency MBS was 5.0% and 4.8%, respectively. At September 30, 2019, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS and Loans held for investments was 22.8% compared to 24.7% at December 31, 2018. At September 30, 2019, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 2.28% and Non-Agency MBS and Loans held for investment was 3.50%. At December 31, 2018, the weighted average borrowing rates for our repurchase agreements collateralized by Agency MBS was 2.55% and Non-Agency MBS and Loans held for investment was 4.04%, respectively.

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

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End September 30, 2019	$14,596,641	$15,002,106
Quarter End June 30, 2019	$14,640,997	$14,514,719
Quarter End March 31, 2019	$14,593,387	$15,323,874
Quarter End December 31, 2018	$13,082,260	$14,030,465
Quarter End September 30, 2018	$10,235,288	$11,143,102

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2019 and December 31, 2018, the carrying value of our total debt was approximately $22.9 billion and $22.6 billion, respectively, which represented a leverage ratio for both periods of approximately 5.7:1 and 6.1:1. We include our repurchase agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At September 30, 2019, we had repurchase agreements with 31 counterparties. All of our repurchase agreements are secured by Agency, Non-Agency RMBS and Loans held for investments or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of September 30, 2019 and December 31, 2018, we had $17.0 billion and $15.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

At September 30, 2019, our repurchase agreements have original maturities ranging from less than 30 days to 1,676 days and a weighted average original maturity of 131 days. We expect to renew our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates.

We offset the interest rate risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at September 30, 2019 ranges from three years to 29 years and have a weighted average maturity of approximately six years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of September 30, 2019, we have one swaption counterparty and one futures counterparty.

Exposure to Financial Counterparties

We actively manage the number of repurchase agreement counterparties. The following table summarizes our exposure to our repurchase agreement counterparties at September 30, 2019:

September 30, 2019

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	15	$7,824,600	$(82,490)	$1,002,243
Canada	4	2,287,645	—	215,510
Japan	4	1,666,024	—	299,993
Switzerland	2	799,372	—	240,560
Netherlands	1	696,330	—	34,461
United Kingdom	1	602,651	—	29,446
South Korea	1	445,508	—	22,305
France	2	352,464	(207,282)	54,486
Spain	1	327,512	—	15,937
Total	31	$15,002,106	$(289,772)	$1,914,941
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with seven counterparties as of September 30, 2019 that are either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.

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

At September 30, 2019, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Pursuant to our Repurchase Program, during the first quarter of 2018, we repurchased approximately 883 thousand shares of our common stock at an average price of $16.81 per share for a total of $15 million. There were no stock repurchases during the nine months ended September 30, 2019. Other than a de minimis amount issued under our Dividend Reinvestment Plan and as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the nine months ended September 30, 2019 and 2018.

During the quarter and nine months ended September 30, 2019, we declared dividends to common shareholders of $94 million and $283 million, or $0.50 and $1.50, per share, respectively. During the quarter and nine months ended September 30, 2018, we declared dividends to common shareholders of $94 million and $282 million, or $0.50 and $1.50, per share, respectively.

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

We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50, respectively, per preferred share, during the quarters and nine months ended September 30, 2019 and 2018, respectively.

We declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50, respectively, per preferred share during the quarters and nine months ended September 30, 2019 and 2018, respectively.

We declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45, respectively, per preferred share during the nine months ended September 30, 2019.

We declared dividends to Series D preferred stockholders of $4 million and $11 million, or $0.50 and $1.37, respectively, per preferred share during the quarter and nine months ended September 30, 2019.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units or, RSUs

During the first quarters of 2019 and 2018, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to us plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. There were no RSU award grants during the quarter ended September 30, 2019. We granted 447 thousand RSU awards during the nine months ended September 30, 2019, with a grant date fair value of $8 million for the 2018 and 2019 performance years. We granted 241 thousand RSU awards during the first quarter of 2018, with a grant date fair value $4 million for the 2017 performance year.
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
The 2018 PSU awards include a three years performance period ending on December 31, 2020. The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on our total shareholder return as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period. The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include our historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both us and the peer group of comparable financial institutions. Based on the model results, the 133 thousand PSU awards granted during quarter ended September 30, 2018, had a grant date fair value of $2 million which will cliff vest on December 31, 2020.
At September 30, 2019 and December 31, 2018, there were approximately 1.7 million and 1.2 million unvested shares of restricted stock units issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2019 and December 31, 2018. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal writedowns on the underlying collateral of the debt.

September 30, 2019
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$13,838,441	$660,512	$503,153	$—	$15,002,106
Securitized debt, collateralized by Non-Agency RMBS	17,633	22,414	6,208	1,493	47,748
Securitized debt at fair value, collateralized by loans held for investment	1,531,084	2,497,564	1,759,899	1,896,946	7,685,493
Interest expense on RMBS repurchase agreements (1)	42,635	2,139	1,559	—	46,333
Interest expense on securitized debt (1)	312,186	421,260	238,885	311,749	1,284,080
Total	$15,741,979	$3,603,889	$2,509,704	$2,210,188	$24,065,760
(1) Interest is based on variable rates in effect as of September 30, 2019.

December 31, 2018
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$13,521,878	$257,916	$250,671	$—	$14,030,465
Securitized debt, collateralized by Non-Agency RMBS	23,602	30,803	8,047	3,605	66,057
Securitized debt at fair value, collateralized by loans held for investment	1,608,381	2,587,635	1,949,060	2,237,259	8,382,335
Interest expense on RMBS repurchase agreements (1)	85,434	584	1,434	—	87,452
Interest expense on securitized debt (1)	372,841	536,560	320,566	422,531	1,652,498
Total	$15,612,136	$3,413,498	$2,529,778	$2,663,395	$24,218,807
(1) Interest is based on variable rates in effect as of December 31, 2018.

Not included in the table above are the unfunded construction loan commitments of $732 million and $1.1 billion as of September 30, 2019 and December 31, 2018, respectively, which will primarily be paid within one year of reported periods and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $25 thousand investment to acquire 24.9% ownership interest in KAH Capital through one of our taxable REIT subsidiary. In addition to the investment in KAH Capital, we have made a $150 million capital commitment to Hains Point, LLC (Hains Point), which is KAH Capital’s initial fund which is consolidated by us as the sole investor in the fund. As of September 30, 2019, the Company has funded $61 million towards that commitment. KAH Capital will manage the investments in Hains Point including asset selection, repurchase and other financing arrangements as well as hedging transactions. Capital calls for investments made in Hains Point are subject to our consent and approval. We expect that KAH Capital will earn $6.5 million over approximately three years for its investment advisory services.

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

Capital Expenditure Requirements

At September 30, 2019 and December 31, 2018, we had no material commitments for capital expenditures.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio and all of our swaptions, Treasury futures and swap portfolio, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2019 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	September 30, 2019
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	29.78%	0.62%
-50 Basis Points	14.29%	0.35%
Base Interest Rate	—	—
+50 Basis Points	(12.34)%	(0.64)%
+100 Basis Points	(28.71)%	(1.66)%
(1) Change in annual economic net interest income. Includes interest expense on interest rate swaps.
(2) Projected Percentage Change in Portfolio Value is based on instantaneous moves in interest rates.

Prepayment Risk

As we receive prepayments of principal on these investments, premiums and discounts on such investments will be amortized or accreted into interest income. In general, an increase in actual or expected prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accelerated and accreted into interest income increasing interest income when prepayments increase.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2019. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate residential mortgage loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2019
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$254,849	$857,367	$139,730	$26,137,977	$27,389,923
Cash equivalents	160,894	—	—	—	160,894
Total rate sensitive assets	$415,743	$857,367	$139,730	$26,137,977	$27,550,817

Rate sensitive liabilities	17,807,835	4,995,057	—	—	22,802,892
Interest rate sensitivity gap	$(17,392,092)	$(4,137,690)	$139,730	$26,137,977	$4,747,925

Cumulative rate sensitivity gap	$(17,392,092)	$(21,529,782)	$(21,390,052)	$4,747,925

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(63)%	(78)%	(78)%	17%

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

Cybersecurity Risk

We have a suite of controls including technology hardware and software solutions as well as regular training sessions on cybersecurity risks and mitigation strategies. We have established an incident response team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. There is no assurance that these efforts will fully mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third quarter of 2019.

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

We did not repurchase any common stock for the quarter and nine months ended September 30, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $85 million as of September 30, 2019.

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
Date: October 31, 2019

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: October 31, 2019