Form 10-K
period 2019-12-31
CHIMERA INVESTMENT CORP
filed 2020-02-24
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:  December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Yes   ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and files).

Yes   ☑ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

At June 28, 2019, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,476,633,954 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2020 was 187,226,081.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

CHIMERA INVESTMENT CORPORATION

2019 FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about, among other things, possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	availability of investment opportunities in real estate-related and other securities;

•	our expected investments;

•	changes in the value of our investments;

•	changes in interest rates and mortgage prepayment rates;

•	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

•	rates of default, delinquencies or decreased recovery rates on our investments;

•	general volatility of the securities markets in which we invest;

•	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;

•	our ability to effect our strategy to securitize residential mortgage loans;

•	interest rate mismatches between our investments and our borrowings used to finance such purchases;

•	effects of interest rate caps on our adjustable-rate investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the impact of and changes to various government programs;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	availability of qualified personnel;

•	our ability to maintain our classification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act;

•	our expectations regarding materiality or significance; and

•	the effectiveness of our disclosure controls and procedures.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this Form 10-K for our fiscal year ended December 31, 2019. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to Chimera Investment Corporation and its subsidiaries unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this Annual Report on Form 10-K: Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency.

PART I

Item 1.    Business

The Company

We are a publicly traded real estate investment trust, or REIT, that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate-related securities. We were incorporated in Maryland on June 1, 2007 and commenced operations on November 21, 2007.

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

Our Investment Strategy

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends. We intend to achieve this objective by investing in a diversified investment portfolio of residential mortgage loans, Agency CMBS, Agency RMBS, Non-Agency RMBS, real estate-related securities and various other real estate-related asset classes, subject to maintaining our REIT status and exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. The MBS, and real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated classes.

We make investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, credit fundamentals, macroeconomic considerations, supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and our exemption from registration under the 1940 Act. Our primary source of income is net interest income from our investment portfolio. Net interest income is the interest income we earn on investments less the interest expense we incur on borrowed funds.

Our investment decisions depend on prevailing market conditions and our available business opportunities, and we expect that both of these will change over time.  As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes of investments.  We may change our investment strategy and policies without a vote of our stockholders.

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

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We expect to finance our investments using a variety of financing sources including, repurchase agreements, warehouse facilities and securitizations.  We seek to manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

Currently, we focus our investment activities primarily on acquiring pools of residential mortgage loans and Non-Agency RMBS. Some of the mortgage loans we may purchase include residential transition loans, also referred to as fix and flip loans. We believe these residential transition loans have strengthened our portfolio in 2019 because they are short duration assets and have a high average coupon, which are good asset traits in times of rate volatility. We may also acquire Agency RMBS, and Agency CMBS, subject to market conditions. We use leverage, such as securitization or other traditional financing arrangements to increase returns on our investments.

At December 31, 2019, based on the amortized cost balance of our interest earning assets, approximately 55% of our investment portfolio was residential mortgage loans, 26% of our investment portfolio was Agency RMBS, 11% of our investment portfolio was Agency CMBS, and 8% of our investment portfolio was Non-Agency RMBS. At December 31, 2018, based on the amortized cost balance of our interest earning assets, approximately 47% of our investment portfolio was residential mortgage loans, 35% of our investment portfolio was Agency RMBS, 12% of our investment portfolio was Agency CMBS, and 6% of our investment portfolio was Non-Agency RMBS.

As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the change in the composition of our assets during 2019 relates primarily to our strategy to take advantage of opportunities in the current interest rate and credit environment.

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

Investment Portfolio

The following briefly discusses the principal types of investments that we have made and may in the future make:

Residential Mortgage Loans

We invest in residential mortgage loans (mortgage loans secured by residential real property) through secondary market purchases from banks, non-bank financial institutions, and the Agencies. These mortgage loans are secured primarily by residential properties in the United States.

We acquire residential mortgage loans primarily to securitize them or to retain them in our portfolio as loans held for investment. When we securitize mortgage loans, we typically retain the most subordinate classes of securities, which means we are the first-loss security holder. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. In addition, most of these subordinate securities are subject to the Dodd-Frank Act and related laws and regulations relating to credit risk retention for securitizations, or the Risk Retention Rules, which significantly limits the liquidity of these securities. See “ Risk Factors - Risks Associated with Our Investments - A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed” discussion in Item 1A “Risk Factors” section for more details. We finance these subordinate securities with repurchase agreements. The securities we do not retain are sold through securities underwriters. There is no limit on the amount we may retain of these below-investment-grade subordinate certificates. Until we securitize our residential mortgage loans, we finance our residential mortgage loan portfolio through warehouse facilities and repurchase agreements.

We currently do not intend to establish a loan origination or loan servicing platform. Currently, we acquire mortgage loans originated by third parties, that are not underwritten to our specifications, primarily in the secondary market. Third-party servicers service the mortgage loans in our portfolio. We conduct a due diligence review of each servicer before the servicer is retained and periodically thereafter. Servicing procedures typically follow Fannie Mae guidelines but are specified in each servicing agreement. In addition, we have purchased residential mortgage loans on a servicing-retained basis, which means a third-party servicer (which may or may not be the seller of the mortgage loans) retained the right to service the loans. In the future, however, we may decide to originate mortgage loans or other types of financing, and we may elect to service mortgage loans and other types of assets.

We engage a third party to perform an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the mortgage. We may not review all the loans in a pool, but rather select loans for diligence review utilizing random sampling based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score, delinquency status and other criteria we believe to be important indicators of credit risk. Additionally, we typically obtain representations and warranties with respect to the mortgage loans from each seller, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property. If any of the representations and warranties with respect to a mortgage loan we acquire are breached, the related seller may be obligated to repurchase the loan from us.

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

Agency CMBS

The Agency CMBS we acquire are Ginnie Mae Construction Loan Certificates, or CLCs, and the resulting project loan certificates, or PLCs, when the construction project is complete. Each CLC is backed by a single multifamily property or health care facility. The investor in the CLC is committed to fund the full amount of the project; however, actual funding generally occurs monthly as construction progresses on the property. Before each construction advance is funded, it is insured by the Federal Housing Administration or, the FHA and issued by Ginnie Mae. The principal balance of the CLC increases as payments by the investor fund each construction advance. Each Ginnie Mae approved mortgage originator must provide the agency with supporting documentation regarding advances and disbursements before each construction advance is issued by Ginnie Mae. We also review this documentation prior to funding each Ginnie Mae guaranteed advance. Upon completion of the construction project, the CLC is replaced with a PLC. Ginnie Mae guarantees the timely payment of principal and interest on each CLC and PLC. This obligation is backed by the full faith and credit of the United States.

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

Other Real Estate-Related Assets

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2019, and 2018, our ratio of debt-to-equity was 5.5:1 and 6.1:1, respectively. For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of repurchase agreements, warehouse facilities and securitized debt.

Subject to maintaining our qualification as a REIT, we may use a number of sources to finance our investments, including the following primary sources:

•
Securitization.  A significant element of our financing strategy is to acquire residential mortgage loans for our portfolio with the intention of securitizing them. In our securitizations, we generally create subordinate certificates, providing a specified amount of credit enhancement, which we intend or are required to retain in our portfolio. We have acquired and may in the future acquire Non-Agency RMBS for our portfolio with the intention of re-securitizing them and retaining a portion of the re-securitized Non-Agency RMBS in our portfolio, typically the subordinate certificates.

•
Warehouse Facilities.  We have utilized and may in the future utilize credit facilities for capital needed to fund our assets.  We seek to maintain formal relationships with multiple counterparties to maintain warehouse lines on favorable terms.

•
Repurchase Agreements.  We have financed certain of our assets through repurchase agreements.  We anticipate that repurchase agreements will be one of the sources we will use to achieve our desired amount of leverage for our real estate assets.  We seek to maintain formal relationships with many counterparties with the intent to obtain financing on the most favorable terms available while diversifying counterparty credit risk.

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

Employees

At December 31, 2019, we had 39 employees, all of whom were full-time. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

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

Available Information

Our investor relations website is www.chimerareit.com.  We make available on the website under “Filings & Reports,” free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports that we file with the Securities and Exchange Commission, or SEC, (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of or incorporated by reference into this Annual Report on Form 10-K. In addition, all our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2019 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Associated with Our Investments

The nature of the mortgage loans we acquire and that underlie the MBS we acquire, exposes us to credit risk that could negatively affect the value of those assets and investments.

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

In addition, credit losses on residential real estate loans can occur for many reasons (many of which are beyond our control), including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, wildfire and severe weather), and other natural disaster events; uninsured property loss; borrower over-leveraging; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for borrowers and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income and job loss. Additionally, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

We have investments in Non-Agency RMBS that are the most subordinate securities making us the first-loss security holder in those securitizations.

A significant portion of our RMBS are subordinate classes we have acquired through securitization. When we securitize mortgage loans, we retain the most subordinate classes of securities, which means we are the first-loss security holder. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. If the losses incurred upon loan default exceed any reserve fund, letter of credit, and classes of securities junior to those we own (if any), we may not be able to recover our investment in such securities. Also, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline resulting in less collateral available to satisfy interest and principal payments due on the related security, as the first-loss security holder, we may suffer a total loss of principal, followed by losses on the more senior securities (or other RMBS that we may own).

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

The illiquidity of our investments may make it difficult, or impossible for certain assets subject to the Risk Retention Rules, for us to sell. See below “A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed” section for details. Also, if we quickly liquidate all or a portion of our portfolio (for example, to meet a margin call), we may realize significantly less than the value at which we have previously recorded our investments. Thus, our ability to adjust our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations, financial condition and the value of our capital stock. This risk may be more pronounced during any severe market disruption in the mortgage, housing or related sectors.

A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed.

A significant part of our business and growth strategy is to engage in securitization transactions to finance the acquisition of residential mortgage loans. Pursuant to the Risk Retention Rules, when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5%, or the Required Credit Risk. We typically own the eligible horizontal residual interest. We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, Sunset Date). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. We have financed our Required Credit Risk in full recourse transactions. Our Required Credit Risk subjects us to the first losses on our securitizations and is illiquid which may make it more difficult to meet our liquidity needs, each of which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold.

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

There are seldom any restrictions on borrowers’ abilities to prepay their residential mortgage loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. A significant portion of the loans underlying our RMBS was originated before the 2008 financial crisis and possess higher than current prevailing interest rates. Accordingly, we may experience higher prepayment rates even in a rising interest rate environment due to the strong economy and origination profiles of the loans underlying our RMBS.

Volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage and return on our portfolio of residential mortgage loans and RMBS and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders. In addition, if we purchased an investment at a premium, faster than expected prepayments will result in a faster than expected amortization of the premium paid, which would adversely affect our earnings.  Conversely, if these investments were purchased at a discount, faster than expected prepayments accelerate our recognition of income. Increased prepayments also increase our reinvestment risk as we look to replace those assets with new investments. See below “New assets we acquire may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share over time” for details.

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

The future roles of the GSEs may be reduced (perhaps significantly) and the nature of their guarantee obligations could be limited relative to historical measurements. Alternatively, it is possible that the GSEs could be dissolved entirely or privatized, and, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (limiting or removing the guarantee obligation), we could be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

We could be negatively affected in several ways depending on how events unfold for the GSEs. We could be unable to acquire additional Agency MBS or negatively affect the spreads at which they trade, and the value of our existing Agency MBS could be materially adversely impacted. Also, we rely on our Agency MBS as collateral for a significant portion of our financings. Any decline in our Agency MBS value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency MBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.

A significant portion of our Non-Agency MBS and residential loans are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, regulatory changes, or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency MBS and Loans held for investments are concentrated in certain geographic areas. For example, we have significant exposure in California, Florida and New York. For further information on the geographic concentration of our investments see Note 3 and 4 to the consolidated financial statements within this 2019 Form 10-K. Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS and Loans held for investments. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default, and foreclosure of mortgage loans underlying our Non-Agency MBS and residential loan investments and the risk of loss upon liquidation of these assets. This could have a material adverse effect on our Non-Agency MBS credit loss experience and residential loan investments in the affected market if higher-than-expected rates of default or higher-than-expected loss severities on such loans were to occur.

In addition, the occurrence of a natural disaster or a terrorist attack may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency MBS or Loans held for investments. Because certain natural disasters such as hurricanes or certain flooding are not typically covered by the standard hazard insurance policies maintained by borrowers, or the proceeds payable under any such policy are not sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves. Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages. This would cause defaults and credit loss severities to increase.

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

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2019 Form 10-K. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2019 Form 10-K. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our qualification as a REIT or our exemption from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new asset types or businesses, it could have an adverse effect on our business, results of operations and financial condition.

Interest rate fluctuations may have various negative effects on us and may lead to reduced earnings and increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility may have negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates may harm the credit performance of our assets. We generally seek to hedge some but not all interest rate risks. Our hedging may not work effectively, and we may change our hedging strategies or the degree or type of interest rate risk we assume.

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

Higher interest rates generally reduce the fair value of many of our assets and increase the cost of our financing. This may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity. Higher interest rates could reduce borrowers’ ability to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets. In addition, when short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

Changes in the fair values of our assets, liabilities, and derivatives can have various negative effects on us, including reduced earnings, increased earnings volatility, and volatility in our book value.

Fair values for our assets and liabilities, including derivatives, can be volatile and our revenue and income can be impacted by changes in fair values. The fair values can change rapidly and significantly, and changes can result from changes in interest rates, perceived risk, supply, demand, and actual and projected cash flows, prepayments, and credit performance. A decrease in fair value may not necessarily be the result of deterioration in future cash flows. Fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings and book value.

For GAAP purposes, we may mark to market most, but not all, of the assets and liabilities on our Consolidated Statements of Financial Condition. In addition, valuation adjustments on certain consolidated assets and our derivatives are reflected in our Consolidated Statements of Operations. Assets that are funded with certain liabilities and hedges may have different mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our Consolidated Statements of Operations at a reduced market price relative to its cost basis, our reported earnings will be reduced.

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

We report the fair values of securities, loans, derivatives, and certain other assets on our Consolidated Statements of Financial Condition. In computing the fair values for these assets, we may make several market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. For further information regarding our assets recorded at fair value see Note 5 to the consolidated financial statements within this 2019 Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the immediately following risk factor.

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

 Our business strategy involves the use of borrowing, or leverage. Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our assets and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. We are not required to maintain any particular debt-to-equity ratio. Future increases in the amount by which the collateral value is required to contractually exceed the amount borrowed in such leverage financing transactions, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. If the interest income on the investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant because of our leveraged structure. The use of leverage to finance our investments involves many other risks, including, among other things, the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability, and liquidity. As of December 31, 2019, we had amounts outstanding under repurchase agreements with 31 separate lenders. A material adverse development involving one or more major financial institutions or the financial markets, in general, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because substantially all our repurchase agreements are uncommitted and renewable at our lenders’ discretion, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a few of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including assets in unrealized loss positions, to maintain liquidity. Forced sales, particularly under adverse market conditions, may result in lower sale prices than ordinary market sales made in the normal course of business. If our investments were liquidated at prices below our amortized cost of such assets, we would incur losses, which could adversely affect our earnings. In addition, uncertainty in the global finance market and weak economic conditions in Europe, including the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”), could cause the conditions described above to have a more pronounced effect on our European counterparties.

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

•
An increase in our borrowing costs relative to the interest we receive on our assets may materially adversely affect our profitability. Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. We rely primarily on borrowings under repurchase agreements to finance our investments, which have short-term contractual maturities. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. In general, we finance the acquisition of our investments through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets. The cost of our borrowings is based on prevailing market interest rates. Because the terms of our repurchase transactions typically range from one to three months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered upon the maturity of existing repurchase transactions) than the interest rates on our investments. During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods.

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

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally sell assets to the counterparty to the agreement for cash. Because the cash we receive from the counterparty is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2019 Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.) Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2019, there was no amount at risk with any counterparty greater than 10% of the Company's equity. In addition, generally, if we default on a repurchase transaction, we could incur a loss equal to the haircut and the counterparty can elect to terminate the transaction and cease entering into additional repurchase transactions with us. In addition, if we default on a transaction under any one agreement and fail to honor the related guarantee, the counterparties on our other repurchase agreements could also declare a default under their respective repurchase agreements. Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

•
Our financing facilities may contain covenants that restrict our operations. Certain financing facilities we may enter contain restrictions, covenants, and representations and warranties that, among other things, may require us to satisfy specified financial, asset quality, loan eligibility, and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective rights against collateral pledged under such agreements, and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions by a guarantor so that if a default occurs under any guaranty agreement, the lenders under our other agreements could also declare a default under their respective agreements. Further, under our agreements, we are typically required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may have a significant negative impact on our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our capital stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could lower our investment returns.

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

Changes in banks’ inter-bank lending rate reporting practices, the method pursuant to which LIBOR is determined or elimination of LIBOR may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR as well as adjustable-rate mortgage loans we hold.

The interest rates on our repurchase agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into whether the banks that contribute information to the British Bankers’ Association, or BBA, in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the way LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

Currently, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our repurchase facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. One such alternative rate being discussed and tested in the United States is the Secured Overnight Funding Rate, or SOFR. There are significant differences between LIBOR and SOFR such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, another is SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk difference between LIBOR and SOFR may negatively affect our net interest margin. Any of these alternative methods may result in interest rates that are higher than if the LIBOR Rate was available in its current form, which could have a material adverse effect on our net interest margin. In addition, the manner and timing of the shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments.

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

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate swaps, are traded may require us to post additional collateral against our hedging instruments. Generally, the initial margin goes up in times of interest rate volatility. If future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

We have elected not to qualify for hedge accounting treatment for GAAP reporting.

We record derivative and hedge transactions in accordance with GAAP.  Our interest rate swaps have not been designated as hedging instruments for accounting purposes. Consequently, all changes in the fair value of swaps are reported as a component of net income in the Consolidated Statements of Operations rather than Accumulated other comprehensive income, (or AOCI), a component of stockholders' equity, which can make our GAAP net income volatile.

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

Diligence Risk: We engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. When conducting due diligence, we rely on resources and data available to us and on a review of the collateral by third parties, each of which may be limited. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our due diligence efforts may not reveal matters which could lead to losses. If our due diligence process is not robust enough, or the scope of our due diligence is limited, we may incur losses. Losses could occur because a counterparty that sold us a loan or other asset refuses or is unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine after purchase that one or more of the representations or warranties made to us was inaccurate or because we don’t get a representation or warranty that covers a discovered defect or violation. In addition, losses with respect to such loans will generally be borne by us as the holder of the “first-loss” securities in our securitizations.

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

Documentation Defects: In recent years, there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans and establish their rights as priority lien holders on underlying mortgaged property. If there are problems with the establishment of title and lien priority rights are transferred, securitization transactions that we sponsored and third-party sponsored securitizations that we hold investments in may experience losses, which could expose us to losses and could damage our ability to engage in future securitization transactions.

Our ability to profitably execute or participate in future securitizations transactions, including securitizations of residential mortgage loans, is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we incur losses when executing or participating in future securitizations, it could have a material adverse impact on our business and financial results.

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

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, the terms of their engagement and the transaction costs incurred in such securitizations can also impact the profitability of our securitizations. Also, any liability that we may incur, or may be required to reserve for when executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

We rely on third parties to perform certain services particularly as it relates to servicing, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

To conduct our business of acquiring loans, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. Thus, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. We rely on third-party servicers to service and manage the mortgage loans we own and that underlie our MBS. The ultimate returns generated by these investments may depend on the quality of the servicer. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in higher default rates. If a servicer takes longer than expected to liquidate non-performing loans, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages or to competently manage and dispose of the related real properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans we own, other than our securitized loans (including all direct interface with the borrowers) we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation (See “Risks Related to Regulatory Matters and Our 1940 Act Exemption” for further discussion). Considering the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

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

The expanding body of federal, state and local regulations and the investigations of servicers may increase their cost of compliance and the risks of noncompliance and may adversely affect their ability to perform their servicing obligations.

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

We also face the risk of operational failure, termination, or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents, mortgage servicers, trustees, business counterparties or other financial intermediaries we use to facilitate our business.

Risks Related to Regulatory Matters, Accounting, and Our 1940 Act Exemption

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
Although we do not originate or directly service residential mortgage loans, we must comply with various federal and state laws, rules, and regulations because we purchase residential mortgage loans. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Act and the Gramm-Leach-Bliley Financial Modernization Act of 1999. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative proceedings concerning the mortgage industry generally. Although we believe that we have structured our operations and investments to comply with existing legal and regulatory requirements and interpretations, changes in regulatory and legal requirements, including changes in their interpretation and enforcement by lawmakers and regulators, could materially and adversely affect our business and our financial condition, liquidity, and results of operations.

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

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income, which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of taxable income, which impacts our dividend distribution requirements, and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

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

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

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

Certain of our subsidiaries rely on the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act.  Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate”, or Qualifying Real Estate Assets, and at least 80% of our assets in Qualifying Real Estate Assets plus real estate-related assets.  The assets that we acquire, therefore, are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act.   If the SEC determines that any of our securities are not Qualifying Real Estate Assets or real estate-related assets or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

Certain of our subsidiaries may rely on Section 3(c)(7) for their 1940 Act exemption and, therefore, our interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether we pass the 40% test.

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

We Have an Ownership Interest in a Registered Investment Adviser

We own 24.9% of a registered investment adviser and we are the sole investor in a fund managed by that adviser. While we believe we have structured our investment so that we are not deemed a “control person” with respect to that adviser such as our equity interest is non-voting; we do not have consent rights to the budget or other significant control rights; none of our employees is an officer of the adviser, or have any consent rights or other control of the adviser’s personnel; and we do not have a board seat or similar role in the oversight of the adviser, we cannot assure you that the SEC or a court will not determine that we are a “control person”. Control Persons may be held liable for violations committed by persons under their control. Sanctions the SEC may impose on control persons include industry bars and suspensions, financial penalties, disgorgement of financial proceeds obtained through the violation, and cease and desist orders. Civil litigants may recover financial compensation from control persons for damages suffered because of misconduct by controlled persons. Control persons are not automatically liable for violations committed by the persons under their control. It is a defense to regulatory and private civil liability if the control person acted in good faith and did not induce the act or acts constituting the violation or cause of action. This defense can be established by showing that the control person exercised due care in his supervision of the violator’s activities by maintaining and enforcing a reasonable and proper system of supervision and internal control.

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

To maintain our qualification as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investments in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualifying real estate assets, and stock in one or more taxable REIT subsidiaries, or TRSs) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs.  If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. Thus, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge our assets and related borrowings. Under these provisions, our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our annual gross income. In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement certain hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we sold or securitized our assets in a manner that was treated as a sale for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of assets at the REIT level and may securitize assets in transactions that are treated as financing transactions and not as sales for tax purposes even though such transactions may not be the optimal execution on a pre-tax basis. We could avoid any prohibited transactions tax concerns by engaging in securitization transactions through a TRS, subject to certain limitations described above. To the extent that we engage in such activities through domestic TRSs, the income associated with such activities will be subject to U.S. federal (and applicable state and local) corporate income tax. There can be no assurance, however, that we will avoid the application of the 100% tax on net income from prohibited transactions described above.

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

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, senior or subordinated notes and series or classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our capital stock, or both. Preferred stock, including our Series A, Series B, Series C, and Series D Preferred Stock, may have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our capital stock, including our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our capital stock bear the risk of our future offerings reducing the market price of our capital stock and diluting their stock holdings in us.

There is a risk that you may not receive dividend distributions, or those dividend distributions may decrease over time. Changes in the amount of dividend distributions we pay or in the tax characterization of dividend distributions we pay may adversely affect the market price of our common stock or may result in holders of our common stock being taxed on dividend distributions at a higher rate than initially expected.

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

For 2019, we maintained a regular common dividend at a rate of $0.50 per share of common stock per quarter and in February 2020 our Board of Directors announced its intention to continue to pay regular dividends during 2020 at a rate of $0.50 per share of common stock per quarter. The announcement of the Board's intention does not create an obligation to maintain the regular quarterly common stock dividend at this rate, and despite this intention, we may reduce or eliminate our regular quarterly dividend during 2020. Our ability to pay a dividend of $0.50 per common share per quarter and the dividend on each series of our preferred stock at the stated dividend rate, per quarter in 2020 may be adversely affected by many factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the number of dividends you would receive as a holder of our common stock but could also have the effect of reducing the market price of our common stock.

We may not be able to pay dividends or other distributions on our Capital Stock.

Under Maryland law, no distributions on stock may be made if, after giving effect to the distribution, (i) the corporation would not be able to pay the indebtedness of the corporation as such indebtedness becomes due in the usual course of business or (ii) except in certain limited circumstances when distributions are made from net earnings, the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter provides otherwise (which our charter does, with respect to any outstanding series of preferred stock), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. There can be no guarantee that we will have sufficient cash to pay dividends on any series of our capital stock. Our ability to pay dividends may be impaired if any of the risks described in this Item 1A Risk Factors were to occur. In addition, payment of our dividends depends upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock or any series of our preferred stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2019, we do not own any property.  Our executive and administrative office is located in leased space at 520 Madison Avenue, 32nd Floor, New York, New York 10022, telephone (212) 626-2300. Our office lease expires on August 2021. We believe that this space is suitable and adequate for our current needs. In addition, we have leases through November 2021, for our off-site back-up facilities and data centers located in Wappingers Falls, New York and Norwalk, Connecticut.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007.  As of January 31, 2020, we had 187,226,081 shares of common stock issued and outstanding which were held by 224 holders of record.

Dividends

We pay quarterly dividends and distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This enables us to qualify for the tax benefits accorded to a REIT under the Code. While our Board of Directors announced its intention to continue to pay regular dividends during 2020 at a rate of $0.50 per share of common stock per quarter, we have not established a set minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our Board of Directors and will depend on our taxable income, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

The Board of Directors declared dividends of $2.00 per share during 2019 and 2018.

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

The Company did not repurchase any common stock under the Repurchase Program during the year ended December 31, 2019.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs. The comparison is for the period from December 31, 2014 to December 31, 2019 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock and each of the two other indices on December 31, 2014.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Chimera	100	98	144	173	186	237
S&P 500 Index	100	101	113	138	132	174
BBG REIT Index	100	90	110	133	129	159

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

The following table provides information as of December 31, 2019 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Stockholders	3,165,507	—	4,385,527
Equity Compensation Plans Not Approved by Stockholders (3)	—	—	—
Total	3,165,507	—	4,385,527
(1) Includes unvested RSUs, PSUs, deferred stock units and related dividends.
(2) Available shares are reduced by the items outstanding in column 1 plus shares previously vested and issued net of units withheld to cover tax withholding requirements.
(3) We do not have any equity plans that have not been approved by our stockholders.

Item 6.  Selected Financial Data

The following selected financial data are as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto contained in Part IV, Financial Statements, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, included elsewhere in this 2019 Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)
	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Non-Agency Mortgage-Backed Securities	$2,614,408	$2,486,130	$2,851,316	$3,330,063	$3,675,841
Agency RMBS	$6,490,293	$9,240,057	$2,329,059	$2,727,047	$5,302,035
Agency CMBS	$2,850,717	$2,948,893	$2,035,769	$1,440,706	$1,212,788
Loans held for investment, at fair value	$14,292,815	$12,572,581	$13,678,263	$8,753,653	$4,768,416
Total assets	$27,118,671	$27,708,639	$21,222,070	$16,684,908	$15,344,646
Repurchase agreements	$13,427,545	$14,030,465	$7,250,452	$5,600,903	$7,439,339
Securitized debt, collateralized by Non-Agency RMBS	$133,557	$159,955	$205,780	$334,124	$529,415
Securitized debt at fair value, loans held for investment	$8,179,608	$8,455,376	$9,388,657	$6,941,097	$3,720,496
Total liabilities	$23,165,378	$24,004,810	$17,587,093	$13,561,375	$12,398,458
Shareholders' equity	$3,953,293	$3,703,829	$3,634,977	$3,123,533	$2,946,188
Book value per common share	$16.15	$15.90	$16.85	$15.87	$15.70
Number of shares outstanding	187,226,081	187,052,398	187,809,288	187,739,634	187,711,868

Consolidated Statements of Operations Highlights
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Interest income	$1,361,110	$1,273,316	$1,138,758	$934,068	$872,737
Interest expense	$758,814	$679,108	$532,748	$347,857	$259,365
Net interest income	$602,296	$594,208	$606,010	$586,211	$613,372
Net income	$413,551	$411,637	$524,668	$551,943	$250,349
Income per share-basic	$1.82	$1.97	$2.62	$2.93	$1.25
Core earnings per basic common share (1)	$2.25	$2.35	$2.34	$2.42	$2.37
Weighted average shares-basic	187,156,990	187,146,170	187,780,355	187,728,634	199,563,196
Dividends declared per share (2)	$2.00	$2.00	$2.00	$2.44	$1.92
(1) Core Earnings is a non-GAAP measure. See discussion of Core Earnings per basic common share in Management's Discussion and Analysis of Financial Condition and Results of Operations - Core Earnings.
(2) For applicable period as reported in our earnings announcements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2019 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2019 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

This section of this 2019 Form 10-K generally discusses 2019 and 2018 items and year-to year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this 2019 Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Executive Summary

We are a publicly traded REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate-related securities. We use leverage to increase returns while managing the difference or spread between longer duration assets and shorter duration financing. Risks related to this investment strategy are discussed in the “Risk Factors” section of this 2019 Form 10-K. Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We currently focus our investment activities primarily on acquiring residential mortgage loans and Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At December 31, 2019, based on the amortized cost balance of our interest earning assets, approximately 55% of our investment portfolio was residential mortgage loans, 26% of our investment portfolio was Agency RMBS, 11% of our investment portfolio was Agency CMBS, and 8% of our investment portfolio was Non-Agency RMBS. At December 31, 2018, based on the amortized cost balance of our interest earning assets, approximately 47% of our investment portfolio was residential mortgage loans, 35% of our investment portfolio was Agency RMBS, 12% of our investment portfolio was Agency CMBS, and 6% of our investment portfolio was Non-Agency RMBS.

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
After increasing the Fed Funds Target rate four times in 2018, the Federal Reserve cut interest rates three times in 2019. The yield curve was inverted for most of the year, but started to steepen at year end with the short end of the curve falling below medium and long term rates. The repo markets experienced volatility beginning in September when overnight repo rates approached 10%.  The Fed stepped in and started providing additional liquidity to stabilize the markets and repo rates. The fed also reduced interest on excess reserves or IOER which gives banks an incentive to lend. The combination of rate cuts and fed actions led to a reduction in repo rates toward the end of the year. The drop in short term rates provided some welcome relief to repo borrowers and generally resulted in lower interest expense in the 4th quarter of 2019.
Our core portfolio continues to perform well and we were successful in acquiring loan pools, especially in the second half of 2019. The Case-Shiller housing index showed strength but the pace of growth is slowing down. U.S. mortgage rates trended down through 2019. The recent decline in interest rates has spurred purchase and refinance activity, which has accelerated mortgage prepayments. Also, the rate of unemployment is historically low, which is generally supportive of the U.S. housing economy.
Our book value per common share was $16.15 as of December 31, 2019, up from $15.90 as of December 31, 2018, as interest rate declines during the year increased the value of our Agency MBS, Non-Agency RMBS and Loans held for investment, and reduced the value of our hedge portfolio. We continue to seek high yielding investment opportunities that will deliver a durable dividend to our shareholders while managing risk.
Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the year ended December 31, 2019, 2018 and 2017.

Net Income
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net interest income:
Interest income (1)	$1,361,110	$1,273,316	$1,138,758
Interest expense (2)	758,814	679,108	532,748
Net interest income	602,296	594,208	606,010
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(801)	(2,556)	(5,169)
Portion of loss recognized in other comprehensive income	(4,052)	(19,235)	(56,687)
Net other-than-temporary credit impairment losses	(4,853)	(21,791)	(61,856)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(106,209)	(141,162)	47,976
Realized gains (losses) on terminations of interest rate swaps	(359,726)	—	(16,143)
Net realized gains (losses) on derivatives	(34,423)	18,369	(25,645)
Net gains (losses) on derivatives	(500,358)	(122,793)	6,188
Net unrealized gains (losses) on financial instruments at fair value	409,634	46,632	111,410
Net realized gains (losses) on sales of investments	20,360	(2,743)	9,123
Gains (losses) on extinguishment of debt	9,318	26,376	(35,274)
Total other gains (losses)	(61,046)	(52,528)	91,447

Other expenses:
Compensation and benefits	48,880	35,114	30,212
General and administrative expenses	26,555	22,664	17,650
Servicing fees	36,290	40,773	41,690
Transaction expenses	10,928	9,610	21,273
Total other expenses	122,653	108,161	110,825
Income (loss) before income taxes	413,744	411,728	524,776
Income taxes	193	91	108
Net income (loss)	$413,551	$411,637	$524,668

Dividends on preferred stock	72,704	43,197	33,484

Net income (loss) available to common shareholders	$340,847	$368,440	$491,184

Net income (loss) per share available to common shareholders:
Basic	$1.82	$1.97	$2.62
Diluted	$1.81	$1.96	$2.61

Weighted average number of common shares outstanding:
Basic	187,156,990	187,146,170	187,780,355
Diluted	188,406,444	187,748,862	188,287,320

Dividends declared per share of common stock	$2.00	$2.00	$2.00

(1) Includes interest income of consolidated VIEs of $780,746, $904,830 and $914,022 for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $337,387, $395,255 and $390,858 for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Years Ended December 31, 2019, 2018 and 2017.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

For the year ended December 31, 2019, our net income available to common shareholders was $341 million, or $1.82 per average basic common share, which decreased by $28 million, or $0.15, compared to the same period of 2018. This decrease in net income available to common shareholders for the year ended December 31, 2019, compared to the same period of 2018, was primarily due to the increase in dividends paid to preferred stockholders and an increase in total other expenses.

Interest Income

The changes in our interest income for the year ended December 31, 2019, as compared to the same period of 2018, are primarily driven by the repositioning of our Agency MBS and Loans held for investments portfolios.

Interest income increased by $88 million, or 7%, to $1.4 billion for the year ended December 31, 2019, as compared to $1.3 billion for the same period of 2018. The increase was primarily due to an increase in interest income earned on Agency RMBS of $108 million and an increase on Agency CMBS of $27 million. This increase was offset in part by a decrease in interest income on Loans held for investment of $59 million, compared to the same period of 2018, as loan paydowns and sales outpaced loan acquisitions.

Interest Expense

Interest expense increased by $80 million, or 12%, to $759 million for the year ended December 31, 2019, compared to $679 million for the same period of 2018. The increase was primarily due to higher interest expense on repurchase agreements collateralized by Agency MBS of $90 million and Agency CMBS of $25 million, driven by higher repurchase agreements balances and higher interest rates following the four Federal Funds rate hikes in 2018. The increase was offset in part by lower interest expense on Securitized debt, collateralized by loans held for investment of $58 million, compared to the same period of 2018, as average debt balances decreased.

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

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Year Ended December 31, 2019	$1,361,110	$758,814	$(3,012)	$755,802	$602,296	$3,012	$(7,938)	$597,370
For the Year Ended December 31, 2018	$1,273,316	$679,108	$1,488	$680,596	$594,208	$(1,488)	$760	$593,480
For the Year Ended December 31, 2017	$1,138,758	$532,748	$15,450	$548,198	$606,010	$(15,450)	$(1,097)	$589,463

For the Quarter Ended December 31, 2019	$340,662	$169,203	$5,409	$174,612	$171,459	$(5,409)	$(1,664)	$164,386
For the Quarter Ended September 30, 2019	$330,144	$188,551	$963	$189,514	$141,593	$(963)	$(2,465)	$138,165
For the Quarter Ended June 30, 2019	$339,914	$198,110	$(3,923)	$194,187	$141,804	$3,923	$(2,237)	$143,490
For the Quarter Ended March 31, 2019	$350,389	$202,950	$(5,462)	$197,488	$147,439	$5,462	$(1,571)	$151,330
(1) Primarily interest expense/(income) on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	December 31, 2019			December 31, 2018
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$7,417,646	$63,108	3.4%	$8,753,062	$80,131	3.7%
Agency CMBS	2,298,601	24,856	4.3%	1,824,176	15,810	3.5%
Non-Agency RMBS	1,976,632	81,429	16.5%	1,808,020	72,628	16.1%
Loans held for investment	12,851,351	169,605	5.3%	12,228,206	179,323	5.9%
Total	$24,544,230	$338,998	5.5%	$24,613,464	$347,892	5.7%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency RMBS	$7,015,513	$37,949	2.2%	$7,989,603	$52,942	2.7%
Agency CMBS	2,272,069	14,819	2.6%	1,545,695	9,845	2.5%
Non-Agency RMBS	1,404,981	11,466	3.3%	1,111,030	11,540	4.2%
Loans held for investment	3,786,840	33,781	3.6%	2,435,931	23,445	3.8%
Securitized debt	7,758,406	76,597	3.9%	8,695,152	96,511	4.4%
Total	$22,237,809	$174,612	3.1%	$21,777,411	$194,283	3.6%

Economic net interest income/net interest rate spread		$164,386	2.4%		$153,609	2.1%

Net interest-earning assets/net interest margin	$2,306,421		2.7%	$2,836,053		2.5%

Ratio of interest-earning assets to interest bearing liabilities	1.10			1.13

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

	For the Year Ended
	December 31, 2019			December 31, 2018
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$8,544,127	$290,389	3.4%	$5,462,534	$182,588	3.3%
Agency CMBS	2,167,044	83,558	3.9%	1,653,530	56,884	3.4%
Non-Agency RMBS	1,913,792	297,948	15.6%	1,903,206	294,710	15.5%
Loans held for investment	12,255,009	681,277	5.6%	12,776,512	739,894	5.8%
Total	$24,879,972	$1,353,172	5.4%	$21,795,782	$1,274,076	5.8%
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency RMBS	$8,062,881	$197,624	2.5%	$4,651,613	$107,239	2.3%
Agency CMBS	1,993,372	55,793	2.8%	1,434,030	30,839	2.2%
Non-Agency RMBS	1,308,615	49,726	3.8%	1,142,151	44,331	3.9%
Loans held for investment	3,127,518	115,272	3.7%	2,588,376	102,933	4.0%
Securitized debt	7,977,011	337,387	4.2%	9,085,281	395,254	4.4%
Total	$22,469,397	$755,802	3.4%	$18,901,451	$680,596	3.6%

Economic net interest income/net interest rate spread		$597,370	2.0%		$593,480	2.2%

Net interest-earning assets/net interest margin	$2,410,575		2.4%	$2,894,331		2.7%

Ratio of interest-earning assets to interest bearing liabilities	1.11			1.15

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $4 million to $597 million for the year ended December 31, 2019 from $593 million for the same period of 2018. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 20 basis points for the year ended December 31, 2019, as compared to the same period of 2018. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 30 basis points for the year ended December 31, 2019, as compared to the same period of 2018. Our Average net interest-earning assets decreased by $484 million to $2.4 billion for the year ended December 31, 2019, compared to $2.9 billion for the same period of 2018.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2019	$22,469,397	$755,802	3.36%	2.22%	2.33%	(0.11)%
For The Year Ended December 31, 2018	$18,901,451	$680,596	3.60%	2.02%	2.30%	(0.28)%
For The Year Ended December 31, 2017	$15,512,536	$548,198	3.53%	1.11%	1.26%	(0.15)%

For The Quarter Ended December 31, 2019	$22,237,809	$174,612	3.14%	1.79%	1.93%	(0.14)%
For The Quarter Ended September 30, 2019	$22,415,775	$189,514	3.38%	2.18%	2.20%	(0.02)%
For The Quarter Ended June 30, 2019	$22,584,501	$194,187	3.44%	2.44%	2.51%	(0.07)%
For The Quarter Ended March 31, 2019	$22,900,059	$197,488	3.45%	2.50%	2.69%	(0.19)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities increased by $3.6 billion for the year ended December 31, 2019, as compared to the same period of 2018. Economic interest expense increased by $75 million for the year ended December 31, 2019, as compared to the same period of 2018. The increase in average interest-bearing liabilities and Economic interest expense is a result of the increase in the amount of our Agency repurchase agreements as well as the increase in average one-month LIBOR. While we do acquire interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

OTTI losses were $5 million, $22 million and $62 million for the years ended December 31, 2019, 2018 and 2017, respectively. Of these amounts, $4 million, $19 million and $53 million of the OTTI for the years ended December 31, 2019, 2018 and 2017, respectively, were related to securities included in our consolidated VIEs. As of December 31, 2019, we had two Non-agency RMBS securities subject to OTTI in an unrealized loss position totaling $348 thousand for which we did not recognize impairment. We continue to monitor our investment portfolio and will record an OTTI for all investments in an unrealized loss position for which we do not believe we will recover our amortized cost prior to maturity or sale.

Net Gains (losses) on derivatives

Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our repurchase agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the years ended December 31, 2019 and 2018 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The decrease in the net periodic interest cost of the interest rate swaps are primarily due to the lower notional and shorter life on our swap portfolio balances during the year.

The table below shows a summary of our net gains (losses) on derivative instruments, for the years ended December 31, 2019, 2018 and 2017, respectively.

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$3,013	$(1,488)	$(15,450)
Realized gains (losses) on derivative instruments, net:
Swaps - Terminations	(359,726)	—	(16,143)
Treasury Futures	(37,032)	21,333	(4,061)
Swaptions	(404)	(1,476)	(6,134)
Total realized gains (losses) on derivative instruments, net	(397,162)	19,857	(26,338)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	(122,272)	(125,595)	43,697
Treasury Futures	16,986	(16,928)	1,768
Swaptions	(923)	1,361	2,511
Total unrealized gains (losses) on derivative instruments, net:	(106,209)	(141,162)	47,976
Total gains (losses) on derivative instruments, net	$(500,358)	$(122,793)	$6,188

The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures and swaptions.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. During the year ended December 31, 2019, we recognized total net losses on derivatives of $500 million, compared to net losses on derivatives of $123 million during the same period of 2018. This was primarily driven by realized losses on swap terminations and changes to the yield curve which resulted in realized and unrealized losses on interest rate swaps in 2019, as compared to 2018.

We paid $360 million to terminate interest rate swaps with a notional value of $6.4 billion during the year ended December 31, 2019. The terminated swaps had original maturities of 2019 to 2029. There were no swap terminations during the year ended December 31, 2018. Our Treasury futures positions remained unchanged at $620 million of notional value during the year ended December 31, 2019 compared to the same period of 2018. We closed our swaption position during the year ended December 31, 2019.

Changes in our derivative positions were primarily a result of changes in our portfolio composition and changes in interest rates.

We had net realized losses of $37 million and net realized gains of $21 million on our short Treasury futures positions for the year ended December 31, 2019 and 2018, respectively. The realized gains and losses were driven primarily by changes in interest rates during these periods. Treasury futures are not included in our economic interest expense and economic net interest income.

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

The Net unrealized gains on financial instruments at fair value for the year ended December 31, 2019 and 2018 were $410 million and $47 million, respectively. The increase in the fair value of financial instruments was primarily driven by interest rate declines due to three Fed Funds Target Rate cuts during the year ended 2019.

Gains and Losses on Sales of Assets and Extinguishment of Securitized Debt

For the years ended December 31, 2019 and 2018, we had net realized gains of $20 million and net realized losses of $3 million, respectively, on sales of investments. We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

During the year ended December 31, 2019, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in a net loss on extinguishment of debt of $608 thousand, which is reflected in the earnings for the year ended December 31, 2019. We did not acquire any securitized debt collateralized by Non-Agency RMBS during the year ended December 31, 2018.

During the year ended December 31, 2019, we acquired securitized debt collateralized by loans with an amortized cost balance of $324 million for $314 million. This transaction resulted in a net gain on the extinguishment of debt of $10 million, which is reflected in earnings for the year ended December 31, 2019. During the year ended December 31, 2018, we acquired securitized debts collateralized by loans with an amortized cost balance of $861 million for $835 million. These transactions resulted in a net gain on the extinguishment of debt of $26 million, which is reflected in earnings for the year ended December 31, 2018.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2019	$86,362	0.31%	2.21%
For The Year Ended December 31, 2018	$67,388	0.28%	1.81%
For The Year Ended December 31, 2017	$69,135	0.34%	1.98%

For The Quarter Ended December 31, 2019	$24,831	0.36%	2.50%
For The Quarter Ended September 30, 2019	$22,134	0.32%	2.22%
For The Quarter Ended June 30, 2019	$19,144	0.27%	1.93%
For The Quarter Ended March 31, 2019	$20,253	0.28%	2.12%

Compensation and benefit costs were $49 million, and $35 million for the years ended December 31, 2019 and 2018, respectively. The increase in Compensation and benefit costs was primarily driven by higher bonus and stock-based compensation.

G&A expenses were $27 million and $23 million for the years ended December 31, 2019 and 2018, respectively. The G&A expenses are primarily comprised of market data and research, auditing, consulting, information technology, legal and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $11 million and $10 million for the years ended December 31, 2019 and 2018.

Servicing Fees

Servicing fees expenses were $36 million and $41 million for the years ended December 31, 2019 and 2018, respectively. These servicing fees are primarily related to the consolidation of the whole loan securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 20 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

As defined, core earnings include interest income and expense as well as periodic cash settlements on interest rate swaps used to hedge interest rate risk and other expenses. Core earnings is inclusive of preferred dividend charges, compensation and benefits (adjusted for awards to retirement eligible employees), general and administrative expenses, servicing fees, as well as income tax expenses incurred during the period. Management believes that the presentation of core earnings provides investors with a useful measure but has important limitations. We believe core earnings as described above helps us evaluate our financial performance period over period without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, core earnings should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating core earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported core earnings may not be comparable to the core earnings reported by other REITs.

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts. Certain prior period amounts have been reclassified to conform to the current period's presentation.

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$340,847	$368,440	$491,184
Adjustments:
Net other-than-temporary credit impairment losses	4,853	21,791	61,856
Net unrealized (gains) losses on derivatives	106,209	141,162	(47,976)
Net unrealized (gains) losses on financial instruments at fair value	(409,634)	(46,632)	(111,410)
Net realized (gains) losses on sales of investments	(20,360)	2,743	(9,123)
(Gains) losses on extinguishment of debt	(9,318)	(26,376)	35,274
Realized (gains) losses on terminations of interest rate swaps	359,726	—	16,143
Net realized (gains) losses on Futures (1)	37,032	(21,333)	4,061
Transaction expenses	10,928	9,610	21,273
Stock Compensation expense for retirement eligible awards	1,199	99	—
Core Earnings	$421,482	$449,504	$461,282

GAAP net income per basic common share	$1.82	$1.97	$2.62
Core earnings per basic common share (2)	$2.25	$2.40	$2.46

(1) Included in net realized gains (losses) on derivatives in the Consolidated Statements of Operations.
(2) We note that core and taxable earnings will typically differ, and may materially differ, due to differences on realized gains and losses on investments and related hedges, credit loss recognition, timing differences in premium amortization, accretion of discounts, equity compensation and other items.

	For the Quarters Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$111,881	$87,888	$40,322	$100,755	$(117,235)
Adjustments:
Net other-than-temporary credit impairment losses	—	—	—	4,853	4,269
Net unrealized (gains) losses on derivatives	(83,656)	(31,620)	132,171	89,315	319,673
Net unrealized (gains) losses on financial instruments at fair value	112,751	(130,825)	(190,748)	(200,812)	(84,836)
Net realized (gains) losses on sales of investments	(17,687)	(1,596)	7,526	(8,603)	(1,213)
(Gains) losses on extinguishment of debt	(9,926)	—	608	—	(7,055)
Realized (gains) losses on terminations of interest rate swaps	8,353	148,114	95,211	108,046	—
Net realized (gains) losses on Futures (1)	(8,229)	19,138	13,544	12,579	(4,320)
Transaction expenses	6,639	3,415	812	62	4,441
Stock Compensation expense for retirement eligible awards	(45)	(145)	(144)	1,533	99
Core Earnings	$120,081	$94,369	$99,302	$107,728	$113,823

GAAP net income per basic common share	$0.60	$0.47	$0.22	$0.54	$(0.63)
Core earnings per basic common share (2)	$0.64	$0.50	$0.53	$0.58	$0.61

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

Our core earnings for the year ended December 31, 2019 were $421 million, or $2.25 per average basic common share, as compared to $450 million, or $2.40 per average basic common share, for the year ended December 31, 2018. The decrease in core earnings was primarily driven by higher interest expense due to an increase in average repurchase agreement balances, an increase in preferred stock dividends and total other expenses during the year ended December 31, 2019, compared to the same period of 2018.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Common Equity
	(Ratios have been annualized)
For the Year Ended December 31, 2019	10.56%	15.26%	13.93%
For the Year Ended December 31, 2018	11.08%	15.98%	14.31%
For the Year Ended December 31, 2017	15.00%	16.85%	14.91%

For the Quarter Ended December 31, 2019	13.12%	16.55%	15.78%
For the Quarter Ended September 30, 2019	10.68%	13.88%	12.37%
For the Quarter Ended June 30, 2019	5.93%	14.49%	13.10%
For the Quarter Ended March 31, 2019	12.34%	15.81%	14.37%
* Includes effect of realized losses on interest rate swaps.

Return on average equity decreased by 52 basis points for the year ended December 31, 2019, as compared to the same period of 2018, primarily driven by an increase in Net losses on derivatives during the year ended December 31, 2019. Economic net interest income as a percentage of average equity decreased by 72 basis points for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was driven by higher interest expense due to an increase in average Agency repurchase agreement balances and higher one-month LIBOR rates during the year ended December 31, 2019, compared to the same period of 2018. Core earnings as a percentage of average common equity decreased by 38 basis points for the year ended December 31, 2019 compared to the same period of 2018. This decline was primarily driven by higher interest expense due to an increase in average repurchase agreement balances, higher one-month LIBOR rates and higher preferred stock dividend payment during the year ended December 31, 2019, compared to the same period of 2018.

Financial Condition

Portfolio Review

During the year ended December 31, 2019, on an aggregate basis, we purchased $7.7 billion of investments, sold $4.5 billion of investments and received $4.4 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018
Interest earning assets at period-end (1)	$26,248,233	$27,247,661
Interest bearing liabilities at period-end	$21,740,710	$22,645,796
GAAP Leverage at period-end	5.5:1	6.1:1
GAAP Leverage at period-end (recourse)	3.4:1	3.8:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	7.9%	6.8%
Senior	4.5%	4.9%
Subordinated	2.2%	0.8%
Interest-only	1.2%	1.1%
Agency RMBS	25.7%	35.2%
Pass-through	25.1%	35.0%
Interest-only	0.6%	0.2%
Agency CMBS	11.0%	11.5%
Project loans	10.8%	11.2%
Interest-only	0.2%	0.3%
Loans held for investment	55.4%	46.5%
Fixed-rate percentage of portfolio	95.9%	95.8%
Adjustable-rate percentage of portfolio	4.1%	4.2%
(1) Excludes cash and cash equivalents.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at December 31, 2019 and December 31, 2018. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$2,024,567	$52.98	$84.01	5.0%	20.8%	9.6%	9.3%	4.5%	4.5%	48.7%	3.8%
Subordinated	$876,592	$63.15	$71.25	3.7%	6.9%	10.1%	11.3%	1.0%	2.8%	42.6%	3.9%
Interest-only	$7,458,653	$4.04	$3.87	1.1%	8.4%	18.3%	11.0%	1.6%	2.4%	56.0%	—%
Agency RMBS
Pass-through	$6,080,547	$102.15	$104.64	4.0%	3.4%	37.4%	21.9%	N/A	N/A	N/A	N/A
Interest-only	$1,539,941	$9.06	$8.29	1.6%	4.0%	14.9%	9.9%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$2,621,938	$101.82	$106.86	3.7%	3.6%	—%	0.1%	N/A	N/A	N/A	N/A
Interest-only	$1,817,246	$2.81	$2.70	0.7%	4.7%	5.3%	2.5%	N/A	N/A	N/A	N/A
Loans held for investment	$13,924,291	$98.61	$102.83	5.7%	5.2%	8.6%	8.5%	1.6%	1.7%	52.0%	N/A
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$2,386,048	$53.40	$81.44	5.0%	19.5%	8.0%	10.2%	5.0%	5.0%	47.0%	3.7%
Subordinated	$394,037	$56.60	$70.16	4.0%	9.9%	8.0%	11.8%	3.8%	4.4%	44.3%	9.4%
Interest-only	$5,888,747	$5.04	$4.53	1.2%	8.7%	8.3%	10.1%	3.2%	3.8%	52.0%	0.0%
Agency RMBS
Pass-through	$8,984,249	$102.47	$102.12	4.0%	3.6%	5.9%	10.7%	N/A	N/A	N/A	N/A
Interest-only	$578,284	$11.10	$11.36	1.5%	5.5%	2.6%	N/A	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$2,895,680	$101.98	$99.50	3.6%	3.4%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,450,288	$2.93	$2.76	0.6%	3.2%	2.0%	4.9%	N/A	N/A	N/A	N/A
Loans held for investment	$12,432,582	$98.48	$101.27	6.6%	5.8%	9.0%	9.7%	1.1%	0.9%	57.1%	N/A
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(dollars in thousands)
Balance, beginning of period	$494,780	$514,095	$485,040	$505,763	$539,020
Accretion of discount	(44,342)	(33,256)	(35,964)	(35,551)	(36,287)
Purchases	(12,541)	(13,772)	48,736	6,638	4,589
Sales and deconsolidation	(786)	1,536	409	127	(625)
Transfers from/(to) credit reserve, net	57,144	26,177	15,874	8,063	(934)
Balance, end of period	$494,255	$494,780	$514,095	$485,040	$505,763

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

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, or similar market accepted agreements, as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, net asset value, required haircuts or the percentage that is subtracted from the value of MBS that collateralizes the financing, purchase price maintenance requirements, and requirements that all disputes related to the repurchase agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders.

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

To meet our longer-term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, as well as proceeds from equity or other securities offerings.

In addition to the principal sources of capital described above, we may enter into warehouse facilities and use longer dated structured repurchase agreements. The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $110 million and $47 million at December 31, 2019 and 2018, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $63 million from December 31, 2018 to December 31, 2019.

Our operating activities used net cash of approximately $65 million and $298 million for the years ended December 31, 2019 and 2018, respectively. The cash flows from operations are primarily driven by interest received in excess of interest paid during the period. For the year ended December 31, 2019 and 2018 interest received net of interest paid was $592 million and $636 million, respectively.

Our investing activities provided cash of $1.2 billion and used cash of $6.0 billion for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we received cash for sale of investments of $4.5 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $4.4 billion. This cash provided was offset in part by cash used on investment purchases of $7.7 billion, consisting of $4.4 billion in purchases of Loans held for investments, $2.9 billion in Agency MBS purchases, and $374 million in Non-Agency RMBS purchases. During the year ended December 31, 2018, we used cash for investment purchases of $9.7 billion, primarily Agency MBS and Loans held for investments. This cash used was offset in part by cash received for principal repayments on our Agency MBS, Non-Agency MBS, and Loans held for investments of $2.9 billion and sale of investments of $791 million.

Our financing activities used cash of $1.2 billion and provided cash of $5.7 billion for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we used cash for repayment of principal on our securitized debt of $1.9 billion, paid net proceeds on our repurchase agreements of $604 million, and paid common and preferred dividends of $447 million. This cash paid was offset in part by cash received for debt issuance of $1.5 billion and Series D preferred stock offering of $193 million. During the year ended December 31, 2018, we received cash from net proceeds on our repurchase agreements of $6.8 billion, debt issuance of $1.8 billion, and Series C preferred stock offering of $252 million. These receipts of cash were offset in part by cash used for repayment of principal on our securitized debt of $2.7 billion, common and preferred dividends paid of $418 million, and repurchases of common stock of $15 million.

Our recourse leverage was 3.4:1 and 3.8:1 for the year ended December 31, 2019 and 2018, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to our assets and our equity.

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

At December 31, 2019 and December 31, 2018, the remaining maturities on our RMBS and loan repurchase agreements were as follows.

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	9,709,387	6,326,232
30 to 59 days	800,648	4,620,656
60 to 89 days	608,520	1,504,695
90 to 119 days	—	169,244
Greater than or equal to 120 days	2,308,990	1,409,638
Total	$13,427,545	$14,030,465

Average remaining maturity of Repurchase agreements secured by:
Agency RMBS (in thousands)	14 days	29 days
Agency CMBS (in thousands)	13 days	33 days
Non-agency RMBS and Loans held for investment (in thousands)	255 days	231 days
We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At December 31, 2019, and 2018, the weighted average haircut on our repurchase agreements collateralized by Agency RMBS was 5.0% and 4.8%, respectively. At December 31, 2019, and 2018, the weighted average haircut on our repurchase agreements collateralized by Agency CMBS was 5.0% and 5.2%, respectively. At December 31, 2019, the weighted average haircut on our repurchase agreements collateralized by Non-Agency MBS and Loans held for investments was 22.9% compared to 24.7% at December 31, 2018. At December 31, 2019, the weighted average borrowing rates for our repurchase agreements collateralized by Agency RMBS was 2.10%, Agency CMBS was 2.1% and Non-Agency MBS and Loans held for investment was 3.19%. At December 31, 2018, the weighted average borrowing rates for our repurchase agreements collateralized by Agency RMBS was 2.55%, Agency CMBS was 2.58% and Non-Agency MBS and Loans held for investment was 4.04%, respectively.

As the fair value of the Non-Agency MBS is more difficult to determine, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage. We continue to deploy capital for strategic purchases of investments.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Year Ended December 31, 2019	$14,492,386	$13,427,545
Year Ended December 31, 2018	$9,816,170	$14,030,465
Year Ended December 31, 2017	$6,324,174	$7,250,452

Quarter End December 31, 2019	$14,479,405	$13,427,545
Quarter End September 30, 2019	$14,596,640	$15,002,106
Quarter End June 30, 2019	$14,640,997	$14,514,719
Quarter End March 31, 2019	$14,593,387	$15,323,874

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2019 and December 31, 2018, the carrying value of our total interest-bearing debt was approximately $21.7 billion and $22.6 billion, respectively, which represented a leverage ratio for both periods of approximately 5.5:1 and 6.1:1. We include our repurchase agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At December 31, 2019, we had repurchase agreements with 31 counterparties. All of our repurchase agreements are secured by Agency, Non-Agency RMBS and Loans held for investments or, in limited circumstances, cash. Under these repurchase agreements we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by spreading our exposure to multiple counterparties, as well as ensuring our counterparties are highly rated. Therefore, we believe the risk of loss of our collateral posted is mitigated by the terms of our agreements. As of December 31, 2019, and December 31, 2018, we had $15.4 billion and $15.8 billion, respectively, of securities pledged against our repurchase agreement obligations.

We expect to renew our repurchase agreements at maturity. When we renew our repurchase agreements, there is a risk that we will not be able to obtain as favorable an interest rate as a result of rising rates. We offset the interest rate risk of our repurchase agreements primarily through the use of interest rate swaps, swaptions and treasury futures. The average remaining maturities on our interest rate swaps at December 31, 2019 ranges from three years to 29 years and have a weighted average maturity of approximately 6 years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. As of December 31, 2019, we have one futures counterparty.

Exposure to Financial Counterparties

We actively manage the number of repurchase agreement counterparties. The following table summarizes our exposure to our repurchase agreement counterparties at December 31, 2019:

December 31, 2019

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	15	$6,842,721	$(62,795)	$997,919
Canada	4	1,991,494	—	216,834
Japan	4	1,676,191	—	316,258
Switzerland	2	1,039,806	—	283,712
United Kingdom	1	475,320	—	23,522
Netherlands	1	474,973	—	23,536
South Korea	1	447,506	—	23,412
France	2	291,311	(141,816)	58,302
Spain	1	188,223	—	9,035
Total	31	$13,427,545	$(204,611)	$1,952,530
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions. Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions. We have entered into repurchase agreements or exchange cleared interest rate swaps with seven counterparties as of December 31, 2019 that are either domiciled in Europe or is a U.S.-based subsidiary of a European-domiciled financial institution.

If the European credit volatility, including countries that may choose to leave the Euro zone as Britain has, continues to impact these major European financial institutions, it is possible that it will also impact the operations of their U.S. subsidiaries. Our financings and operations could be adversely affected by such events. We monitor our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions, financial relief plans, credit spreads or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements or the fair value of swaps with our counterparties. We make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements or interest rate swaps or may try to take other actions to reduce the amount of our exposure to a counterparty when necessary.

At December 31, 2019, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In February 2018, our Board of Directors reauthorized $100 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, during the first quarter of 2018, we repurchased approximately 883 thousand shares of our common stock at an average price of $16.81 per share for a total of $15 million. There were no stock repurchases during the year ended December 31, 2019. Other than a de minimis amount issued under our Dividend Reinvestment Plan and as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the years ended December 31, 2019 and 2018.

We declared dividends to common shareholders of $377 million and $375 million, or $2.00 per share, during the years ended December 31, 2019 and December 31, 2018, respectively.

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

We declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2019 and 2018, respectively.

We declared dividends to Series B preferred stockholders $26 million, or $2.00 per preferred share, during the years ended December 31, 2019 and 2018, respectively.

We declared dividends to Series C preferred stockholders of $20 million and $6 million, or $1.94 and $0.54, respectively, per preferred share, during the years ended December 31, 2019 and 2018.

We declared dividends to Series D preferred stockholders of $15 million, or $1.87 per preferred share, during the year ended December 31, 2019.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units or RSUs
During the first quarters of 2019 and 2018, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to us plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 487 thousand RSU awards during the year ended December 31, 2019, with a grant date fair value of $9 million for the 2018 and 2019 performance years. We granted 335 thousand RSU awards during the year ended December 31, 2018 with a grant date fair value $6 million for the 2017 performance year.
Grants of Performance Share Units or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the year ended December 31, 2019, include a three-year performance period ending on December 31, 2021. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares which will vest. During the year ended December 31, 2019, we granted 318 thousand PSU awards to senior management with a grant date fair value of $5 million.
The 2018 PSU awards include a three years performance period ending on December 31, 2020. The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on our total shareholder return as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period. The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market-based conditions. Inputs into the model include our historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both us and the peer group of comparable financial institutions. Based on the model results, the 133 thousand PSU awards granted during year ended December 31, 2018, had a grant date fair value of $2 million which will cliff vest on December 31, 2020.
At December 31, 2019 and December 31, 2018, there were approximately 1.7 million and 1.2 million unvested shares of restricted stock units issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2019 and December 31, 2018. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

December 31, 2019
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$12,508,518	$427,981	$491,046	$—	$13,427,545
Securitized debt, collateralized by Non-Agency RMBS	18,826	18,332	4,453	665	42,276
Securitized debt at fair value, collateralized by loans held for investment	1,582,646	2,563,699	1,791,756	2,129,460	8,067,561
Interest expense on MBS repurchase agreements (1)	36,789	1,249	1,340	—	39,378
Interest expense on securitized debt (1)	311,848	435,462	259,004	361,241	1,367,555
Total	$14,458,627	$3,446,723	$2,547,599	$2,491,366	$22,944,315
(1) Interest is based on variable rates in effect as of December 31, 2019.

December 31, 2018
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$13,521,878	$257,916	$250,671	$—	$14,030,465
Securitized debt, collateralized by Non-Agency RMBS	23,602	30,803	8,047	3,605	66,057
Securitized debt at fair value, collateralized by loans held for investment	1,608,381	2,587,635	1,949,060	2,237,259	8,382,335
Interest expense on MBS repurchase agreements (1)	85,434	584	1,434	—	87,452
Interest expense on securitized debt (1)	372,841	536,560	320,566	422,531	1,652,498
Total	$15,612,136	$3,413,498	$2,529,778	$2,663,395	$24,218,807
(1) Interest is based on variable rates in effect as of December 31, 2018.

Not included in the table above are the unfunded construction loan commitments of $540 million and $1.1 billion as of December 31, 2019 and December 31, 2018, respectively, which will primarily be paid within one year of reported periods and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

During 2018, we made a $25 thousand investment to acquire 24.9% ownership interest in KAH Capital through one of our taxable REIT subsidiaries. In addition to the investment in KAH Capital, we made a $150 million capital commitment to Hains Point, LLC (Hains Point), which is KAH Capital’s initial fund which is consolidated by us as the sole investor in the fund. As of December 31, 2019, the Company has funded $101 million towards that commitment. KAH Capital will manage the investments in Hains Point including asset selection, repurchase and other financing arrangements as well as hedging transactions. Capital calls for investments made in Hains Point are subject to our consent and approval. As of December 31, 2019, KAH Capital has earned $4.2 million out of a total of $6.5 million for its investment advisory services to the Company.

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

Capital Expenditure Requirements

At December 31, 2019 and December 31, 2018, we had no material commitments for capital expenditures.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially adversely impact our results of operations and our financial condition. Management has made significant estimates in several areas, including OTTI of Non-Agency RMBS, valuation of Loans held for investments, Agency and Non-Agency MBS and interest rate swaps and income recognition on Loans held for investments and Non-Agency RMBS. Actual results could differ materially from those estimates.

Interest Income and Impairment on Non-Agency and Agency Mortgage-Backed Securities

We invest in MBS representing interests in obligations backed by pools of mortgage loans. We delineate between (1) Agency MBS and (2) Non-Agency RMBS as follows: The Agency MBS are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other RMBS representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae. The Non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and are therefore subject to credit risk.

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

•
If there is a negative (or adverse) change in the amount and timing of future cash flows expected to be collected from the previous estimate used for accounting purposes, and the security's fair value is below its amortized cost, an OTTI loss equal to the adverse change in cash flows expected to be collected, discounted using the security's effective rate before impairment, is required to be recorded in current period earnings. For Non-Agency RMBS accounted for under ASC 310-30, while the effective interest rate used to accrete interest income after an OTTI has been recognized will be the same, the amount of interest income recorded in future periods will decline because of the reduced balance of the amortized cost basis of the investment to which such effective interest rate is applied.

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

Interest Income on Loans held for investment at fair value

Interest income on Loans held for investment at fair value is accounted for under ASC 325-40. Interest income on these Loans held for investment at fair value is recognized initially and in subsequent periods based on the timing and amount of cash flows expected to be collected, as opposed to being based on contractual cash flows. The accounting models in ASC 325-40 do not provide for delineations between individual changes in cash flow estimates based on expected defaults or prepayments. Accordingly, we are required to consider the overall impact on the amount and timing of future cash flows whether due to changes in default expectations or prepayments to determine the amount of interest income to recognize. At the original acquisition date, we estimate the timing and amount of cash flows expected to be collected and calculate the present value of those amounts to our purchase price. In each subsequent financial reporting period, we are required to revise our estimates of the remaining timing and amount of cash flows expected to be collected.

Determination of appropriate accounting model for Non-Agency RMBS

As discussed in Note 2 to the consolidated financial statements, the determination of the appropriate accounting model for Non-Agency RMBS, for which the fair value option is not elected, is dependent on management’s assessment and judgment related to the following factors made as of the acquisition date:

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

Variable Interest Entities

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs’ that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIEs’ economic performance may be determined by an entity’s involvement with the design of the VIE.

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to twenty-nine consolidated variable interest entities or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

At December 31, 2019, we consolidated twenty-six residential mortgage loan securitizations and three RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime and sub prime residential mortgage loans. The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily what we classify as collateral backed by Alt-A first lien mortgages of 2005-2007 vintages. We categorize collateral as Alt-A regardless of whether the loans were originally described as “prime” if the behavior of the collateral when we purchased the security more resembles typical Alt-A collateral. We define Alt-A collateral characteristics to be evidenced by the 60+ day delinquency bucket of the pool being greater than 5% and the weighted average FICO scores at the time of origination as greater than 650.

Our determination to consolidate these twenty-nine VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to direct the servicer resulted in us having the power that most significantly impacts the economic performance of the VIE. For the three consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these three entities.

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

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market. The Company’s estimate of prepayment, default and severity curves all involve adjustments that are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 64% and 55% of total assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively. Level 3 liabilities represent approximately 98% total liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively.

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

Additionally, the Non-Agency RMBS which we acquire for our portfolio are reviewed by us to ensure that they satisfy our risk-based criteria. Our review of Non-Agency RMBS includes utilizing a portfolio management system. Our review of Non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on Non-Agency RMBS and other ABS. This analysis includes an evaluation of the collateral characteristics supporting the RMBS such as borrower payment history, credit profiles, geographic concentrations, credit enhancement, seasoning, and other pertinent factors.

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

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio and all of our swaptions, Treasury futures and swap portfolio, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2019 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2019
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	42.70%	0.90%
-50 Basis Points	20.85%	0.55%
Base Interest Rate	—	—
+50 Basis Points	(19.28)%	(0.91)%
+100 Basis Points	(41.53)%	(2.20)%
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

Basis Risk

We seek to limit our interest rate risk by hedging portions of our portfolio through interest rate swaps and other types of hedging instruments. Interest rate swaps are generally tied to underlying Treasury benchmark interest rates. Basis risk relates to the risk of the spread between our MBS and underlying hedges widening. Such a widening may cause a decline in the fair value of our MBS that is greater than the increase in fair value of our hedges resulting in a net decline in book value. The widening of mortgage-backed securities yields and Treasury benchmark interest rates may result from a variety of factors such as anticipated or actual monetary policy actions or other market factors.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2019. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate residential mortgage loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2019
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$167,359	$940,736	$141,064	$25,023,960	$26,273,119
Cash equivalents	109,878	—	—	—	109,878
Total rate sensitive assets	$277,237	$940,736	$141,064	$25,023,960	$26,382,997

Rate sensitive liabilities	15,718,268	5,532,358	356,522	—	21,607,148
Interest rate sensitivity gap	$(15,441,031)	$(4,591,622)	$(215,458)	$25,023,960	$4,775,849

Cumulative rate sensitivity gap	$(15,441,031)	$(20,032,653)	$(20,248,111)	$4,775,849

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(59)%	(76)%	(77)%	18%

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

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth in Part IV of this 2019 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures covering the preparation and review of this 2019 Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report under Item 8. "Financial Statements and Supplementary Data."

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter and year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART II

Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2020 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, or the Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 28, 2020. The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables to be included in the Proxy Statement, which will contain information relating to securities authorized for issuance under equity compensation plans and beneficial ownership of the Company's capital stock required by Items 201(d) and 403 of Regulation S-K, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information to be included in the Proxy Statement regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information to be included in the Proxy Statement concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference.

PART IV

Item 15. Exhibits

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

4.1	Description of the registrant's securities registered pursuant to section 12 of the securities exchange act of 1934
4.2
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

4.4
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

4.6
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

10.8†
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.9†
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Mohit Marria (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.10†
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Robert Colligan (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.11†
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Phillip J. Kardis II, Esq. (filed as Exhibit 10.5 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.12	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)
10.13
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

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chimera Investment Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of financial instruments using significant unobservable inputs
Description of the Matter
As of December 31, 2019, the Company had recognized on its consolidated statement of financial condition the following financial instruments that are categorized as Level 3 in the fair value hierarchy (Level 3 financial instruments): $2.6 billion of Non-Agency RMBS, at fair value; $14.3 billion of Loans held for investment, at fair value; and $8.2 billion of Securitized debt at fair value, collateralized by loans held for investment. Management determines the fair value of these Level 3 financial instruments by applying the methodologies described in Note 5 to the financial statements and using significant unobservable inputs. Determining the fair value of each Level 3 financial instrument requires management to make significant judgments about the valuation methodologies (i.e., market approach or income approach), including the unobservable inputs and other assumptions and estimates used in the measurements.

Auditing the fair value of the Company's Level 3 financial instruments involved complex judgment due to the judgment and estimation uncertainty used by the Company in determining the fair value of the financial instruments. In particular, to value its Level 3 financial instruments, the Company used significant unobservable inputs such as discount rates, prepayment speeds, default rates, loss severities, baseline interest rates and delinquency histories, which are significant to the valuation of these Level 3 financial instruments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's financial instrument valuation process. This included controls over management's review of the appropriateness of significant assumptions and data inputs and the validation of fair values developed by the Company through comparison to information from third party pricing services, as well as, controls over management’s review and approval of the fair value estimates.
Our audit procedures included, among others, evaluating the valuation methodologies used by the Company and testing the mathematical accuracy of the Company's valuation models. With the assistance of our valuation specialists, we independently developed a range of fair value estimates for a sample of financial instruments based on market data and compared them to the Company's estimates. We also evaluated subsequent events and transactions and considered whether they corroborate or contradict the Company's year-end valuations. In addition, we searched for and evaluated information that corroborates or contradicts the Company's fair value estimates.

Interest Income on Non-Agency RMBS and Loans held for investment
Description of the Matter
As disclosed in Note 5 to the consolidated financial statements, the Company recorded $95.6 million of income related to the net accretion of purchase discounts on the Company’s Non-Agency RMBS portfolio and $77.5 million of expense related to the net amortization of purchase premiums on the Company’s Loans held for investment portfolio, both of which are included in the interest income line item within the consolidated statements of operations for the year ending December 31, 2019. As discussed in Note 2 to the consolidated financial statements, the Company recognizes interest income on these investments using the interest method based on management’s estimates of cash flows, which incorporates significant assumptions regarding the timing and amount of expected future cash flows, prepayment speeds, expected default severities, loss severities, delinquency rates, and other pertinent factors.

Auditing management’s estimate of interest income was complex due to the significant judgment required in determining the appropriateness of the Company’s cash flow estimations used to determine interest income, including the amount and timing of such cash flows. In particular, the estimate was sensitive to significant assumptions with little to no available market data, such as the prepayment speeds and loss assumptions for each investment, which are based on management’s best estimate of future investment and market performance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s processes for determining interest income on Non-Agency RMBS and Loans held for investment. This included the controls over management’s review and approval of significant assumptions utilized for cash flow estimates as well as the Company’s quarterly analysis of yield income.

Our audit procedures included, among others, evaluating the appropriateness of the income recognition model applied to each of the Company’s investments, testing the mathematical accuracy of the models used to calculate and evaluate yields, and testing the Company’s cash flow estimates. With the assistance of our valuation specialists, we independently developed a range of loss projections for a sample of investments based on market data and compared them to the Company’s estimates utilized for income recognition. We also tested the completeness and accuracy of the underlying data used in management’s cash flow projections. In addition, we utilized third-party data to test management’s estimate and identify potential sources of contrary information.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2012.
New York, New York
February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimera Investment Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 24, 2020

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	December 31, 2019	December 31, 2018
Cash and cash equivalents	$109,878	$47,486
Non-Agency RMBS, at fair value	2,614,408	2,486,130
Agency RMBS, at fair value	6,490,293	9,240,057
Agency CMBS, at fair value	2,850,717	2,948,893
Loans held for investment, at fair value	14,292,815	12,572,581
Receivable for investments sold	446,225	—
Accrued interest receivable	116,423	123,442
Other assets	194,301	252,582
Derivatives, at fair value, net	3,611	37,468
Total assets (1)	$27,118,671	$27,708,639
Liabilities:
Repurchase agreements ($15.4 billion and $15.8 billion pledged as collateral, respectively)	$13,427,545	$14,030,465
Securitized debt, collateralized by Non-Agency RMBS ($598 million and $1.0 billion pledged as collateral, respectively)	133,557	159,955
Securitized debt at fair value, collateralized by loans held for investment ($12.1 billion and $12.3 billion pledged as collateral, respectively)	8,179,608	8,455,376
Payable for investments purchased	1,256,337	1,136,157
Accrued interest payable	63,600	110,402
Dividends payable	98,568	95,986
Accounts payable and other liabilities	6,163	16,469
Total liabilities (1)	$23,165,378	$24,004,810

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 and 0 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	—
Common stock: par value $0.01 per share; 500,000,000 and 300,000,000 shares authorized, 187,226,081 and 187,052,398 shares issued and outstanding, respectively	1,873	1,871
Additional paid-in-capital	4,275,963	4,072,093
Accumulated other comprehensive income	708,336	626,832
Cumulative earnings	3,793,040	3,379,489
Cumulative distributions to stockholders	(4,826,291)	(4,376,748)
Total stockholders' equity	$3,953,293	$3,703,829
Total liabilities and stockholders' equity	$27,118,671	$27,708,639
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of December 31, 2019, and December 31, 2018, total assets of consolidated VIEs were $12,544,744 and $13,392,951, respectively, and total liabilities of consolidated VIEs were $8,064,235 and $8,652,158, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net interest income:
Interest income (1)	$1,361,110	$1,273,316	$1,138,758
Interest expense (2)	758,814	679,108	532,748
Net interest income	602,296	594,208	606,010
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(801)	(2,556)	(5,169)
Portion of loss recognized in other comprehensive income	(4,052)	(19,235)	(56,687)
Net other-than-temporary credit impairment losses	(4,853)	(21,791)	(61,856)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(106,209)	(141,162)	47,976
Realized gains (losses) on terminations of interest rate swaps	(359,726)	—	(16,143)
Net realized gains (losses) on derivatives	(34,423)	18,369	(25,645)
Net gains (losses) on derivatives	(500,358)	(122,793)	6,188
Net unrealized gains (losses) on financial instruments at fair value	409,634	46,632	111,410
Net realized gains (losses) on sales of investments	20,360	(2,743)	9,123
Gains (losses) on extinguishment of debt	9,318	26,376	(35,274)
Total other gains (losses)	(61,046)	(52,528)	91,447

Other expenses:
Compensation and benefits	48,880	35,114	30,212
General and administrative expenses	26,555	22,664	17,650
Servicing fees	36,290	40,773	41,690
Transaction expenses	10,928	9,610	21,273
Total other expenses	122,653	108,161	110,825
Income (loss) before income taxes	413,744	411,728	524,776
Income taxes	193	91	108
Net income (loss)	$413,551	$411,637	$524,668

Dividends on preferred stock	72,704	43,197	33,484

Net income (loss) available to common shareholders	$340,847	$368,440	$491,184

Net income (loss) per share available to common shareholders:
Basic	$1.82	$1.97	$2.62
Diluted	$1.81	$1.96	$2.61

Weighted average number of common shares outstanding:
Basic	187,156,990	187,146,170	187,780,355
Diluted	188,406,444	187,748,862	188,287,320

(1) Includes interest income of consolidated VIEs of $780,746, $904,830 and $914,022 for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $337,387, $395,255 and $390,858 for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Comprehensive income (loss):
Net income (loss)	$413,551	$411,637	$524,668
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	70,855	(185,570)	24,218
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	4,853	21,791	61,856
Reclassification adjustment for net realized losses (gains) included in net income	5,796	(6,291)	(7,278)
Other comprehensive income (loss)	81,504	(170,070)	78,796
Comprehensive income (loss) before preferred stock dividends	$495,055	$241,567	$603,464
Dividends on preferred stock	$72,704	$43,197	$33,484
Comprehensive income (loss) available to common stock shareholders	$422,351	$198,370	$569,980

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

For the Year Ended December 31, 2019

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829
Net income (loss)	—	—	—	—	—	—	—	413,551	—	413,551
Other comprehensive income (loss)	—	—	—	—	—	—	81,504	—	—	81,504
Stock based compensation	—	—	—	—	2	10,582	—	—	—	10,584
Common dividends declared	—	—	—	—	—	—	—	—	(376,839)	(376,839)
Preferred dividends declared	—	—	—	—	—	—	—	—	(72,704)	(72,704)
Issuance of preferred stock	—	—	—	80	—	193,288	—	—	—	193,368
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293

For the Year Ended December 31, 2018

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2017	$58	$130	$—	$—	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977
Net income (loss)	—	—	—	—	—	—	—	411,637	—	411,637
Other comprehensive income (loss)	—	—	—	—	—	—	(170,070)	—	—	(170,070)
Repurchase of common stock	—	—	—	—	(8)	(14,826)	—	—	—	(14,834)
Stock based compensation	—	—	—	—	1	8,796	—	—	—	8,797
Common dividends declared	—	—	—	—	—	—	—	—	(375,017)	(375,017)
Preferred dividends declared	—	—	—	—	—	—	—	—	(43,197)	(43,197)
Issuance of preferred stock	—	—	104	—	—	251,432	—	—	—	251,536
Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829

For the Year Ended December 31, 2017

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2016	$58	$—	$—	$—	$1,877	$3,508,779	$718,106	$2,443,184	$(3,548,471)	$3,123,533
Net income (loss)	—	—	—	—	—	—	—	524,668	—	524,668
Other comprehensive income (loss)	—	—	—	—	—	—	78,796	—	—	78,796
Stock based compensation	—	—	—	—	1	3,613	—	—	—	3,614
Common dividends declared	—	—	—	—	—	—	—	—	(376,579)	(376,579)
Preferred dividends declared	—	—	—	—	—	—	—	—	(33,484)	(33,484)
Issuance of preferred stock	—	130	—	—	—	314,299	—	—		314,429
Balance, December 31, 2017	$58	$130	$—	$—	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities:
Net income	$413,551	$411,637	$524,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	58,902	28,633	(25,422)
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	(29,423)	(13,124)	7,395
Amortization of swaption premium	747	1,476	6,269
Net unrealized losses (gains) on derivatives	106,209	141,162	(47,976)
Margin (paid) received on derivatives	7,250	(320,899)	31,442
Net unrealized losses (gains) on financial instruments at fair value	(409,634)	(46,632)	(111,410)
Net realized losses (gains) on sales of investments	(20,360)	2,743	(9,123)
Net other-than-temporary credit impairment losses	4,853	21,791	61,856
(Gain) loss on extinguishment of debt	(9,318)	(26,376)	35,274
Equity-based compensation expense	10,584	8,797	3,614
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	6,334	(22,652)	(21,091)
Decrease (increase) in other assets	(20,049)	63,235	18,080
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(10,306)	(722)	498
Increase (decrease) in accrued interest payable, net	(44,304)	48,515	13,217
Net cash provided by (used in) operating activities	$65,036	$297,584	$487,291
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(2,929,500)	$(7,917,661)	$(1,326,178)
Sales	2,815,394	16,184	743,937
Principal payments	2,237,980	524,989	423,506
Non-Agency RMBS portfolio:
Purchases	(373,697)	(133,247)	(15,262)
Sales	38,604	19,928	5,045
Principal payments	415,518	521,109	568,339
Loans held for investment:
Purchases	(4,366,411)	(1,671,330)	(6,120,543)
Sales	1,681,227	754,806	—
Principal payments	1,717,745	1,859,155	1,788,408
Acquisition of investments in consolidated VIEs	—	—	(398,261)
Net cash provided by (used in) investing activities	$1,236,860	$(6,026,067)	$(4,331,009)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$133,892,203	$71,279,975	$44,120,574
Payments on repurchase agreements	(134,495,789)	(64,499,287)	(42,471,025)
Net proceeds from preferred stock offerings	193,368	251,536	314,429
Payments on repurchase of common stock	—	(14,834)	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	1,487,286	1,769,539	5,152,469
Payments on securitized debt borrowings, collateralized by loans held for investment	(1,845,272)	(2,613,038)	(2,844,132)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(24,340)	(43,898)	(131,039)
Common dividends paid	(374,256)	(374,396)	(375,771)

Preferred dividends paid	(72,704)	(43,197)	(35,932)
Net cash provided by (used in) financing activities	$(1,239,504)	$5,712,400	$3,729,573
Net increase (decrease) in cash and cash equivalents	62,392	(16,083)	(114,145)
Cash and cash equivalents at beginning of period	47,486	63,569	177,714
Cash and cash equivalents at end of period	$109,878	$47,486	$63,569

Supplemental disclosure of cash flow information:
Interest received	$1,427,030	$1,279,297	$1,092,245
Interest paid	$835,041	$643,717	$512,133
Non-cash investing activities:
Payable for investments purchased	$1,256,337	$1,136,157	$567,440
Receivable for investments sold	$446,225	$—	$—
Net change in unrealized gain (loss) on available-for sale securities	$81,504	$(170,070)	$78,796
Retained beneficial interests	$141,484	$39,844	$—

Acquisition of securities in Consolidated VIEs
Securitized loans held for investment, at fair value	$—	$—	$419,222
Securitized debt at fair value	$—	$—	$(20,961)

Non-cash financing activities:
Dividends declared, not yet paid	$98,568	$95,986	$95,365

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

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. Investment securities transactions are recorded on the trade date. Certain prior period amounts have been reclassified to conform to the current period's presentation.

The consolidated financial statements include the Company’s accounts, the accounts of its wholly-owned subsidiaries, and variable interest entities, or VIEs, in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The Company uses securitization trusts considered to be VIEs in its securitization and re-securitization transactions. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly impact the VIEs’ economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIEs’ economic performance may be determined by an entity’s involvement with the design and structure of the VIE.

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

The Company’s interest in the assets held by these securitization vehicles, which are consolidated on the Company’s Consolidated Statements of Financial Condition, is restricted by the structural provisions of these trusts, and a recovery of the Company’s investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s Consolidated Statements of Financial Condition, are non-recourse to the Company, and can only be satisfied using proceeds from each securitization vehicle’s respective asset pool.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2019 and December 31, 2018.

(d) Agency and Non-Agency Mortgage-Backed Securities

The Company invests in mortgage backed securities, or MBS, representing interests in obligations backed by pools of mortgage loans. The Company delineates between Agency MBS and Non-Agency MBS as follows: (1) Agency MBS are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other MBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation; and (2) Non-Agency MBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk. Repayment of principal and interest on Non-Agency MBS is not guaranteed and it is subject to the performance of the mortgage loans or MBS collateralizing the obligation. Agency MBS collectively refers to include Agency CMBS and Agency RMBS as defined in Part I of this annual report.

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

Interest income on Non-Agency RMBS Not of High Credit Quality is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate for each security of the projected cash flows, which are estimated based on observation of current market information and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. On a quarterly basis, the Company reviews and, if appropriate, adjusts its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgments about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either positive changes or adverse changes. For securities accounted for under ASC 325-40, any positive or adverse change in cash flows that does not result in the recognition of an other-than-temporary impairment, or OTTI, results in a prospective increase or decrease in the effective interest rate used to recognize interest income. For securities accounted for under ASC 310-30, only significant positive changes are reflected prospectively in the effective interest rate used to recognize interest income. Under ASC 310-30, adverse changes in cash flows expected to be collected for Non-Agency RMBS, in an unrealized loss position, generally result in recognition of an OTTI with no change in the effective interest rate used to recognize interest income.

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

(e) Loans Held for Investment

The Company's Loans held for investments is comprised of seasoned residential mortgage loans that are not guaranteed as to repayment of principal or interest. These loans are serviced and may be modified by a third-party servicer. Additionally, in certain cases, the Company has the ability to remove the servicer with or without cause upon prior notice. These residential mortgage loans are designated as held for investment. Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis and are carried at fair value with changes in fair value recorded in earnings.

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

Real estate owned

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a gain or loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at December 31, 2019 and 2018 was $25 million and $17 million, respectively, and were recorded in Other Assets on the Company’s Consolidated Statements of Financial Condition.

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

Certain transactions involving residential mortgage loans are accounted for as secured borrowings and are recorded as Securitized loans held for investment and the corresponding debt as Securitized debt, collateralized by loans held for investment in the Consolidated Statements of Financial Condition. These securitizations are collateralized by residential adjustable or fixed rate mortgage loans that have been placed in a trust and pay interest and principal to the debt holders of that securitization. The Securitized debt, collateralized by loans held for investment, is carried at fair value.

The Company recognizes interest expense on securitized debt over the contractual life of the debt using the interest method with changes in yield reflected in earnings on a retrospective basis. For securitized debt, where the Company has elected fair value option, the interest expense is recognized using the interest method with changes in yield reflected in earnings on a prospective basis. The Company recognizes a gain or loss on extinguishment of debt when it acquires its outstanding debt at discount or premium.

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

Non-Agency RMBS:

The Company has elected to account for all Non-Agency RMBS investments acquired on or after January 1, 2019 under the fair value option. Under the fair value option, these investments will be carried at fair value, with changes in fair value reported in earnings (included as part of “Net unrealized gains (losses) on financial instruments at fair value”). Consistent with all other investments for which the Company has elected the fair value option, the Company will recognize revenue on a prospective basis in accordance with guidance in ASC 325-40.

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

The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings was $423 million and $12 million as of December 31, 2019 and 2018, respectively.

Interest-Only MBS:

The Company accounts for the IO MBS strips at fair value with changes in fair value reported in earnings. The IO MBS strips are included in MBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $289 million and $267 million as of December 31, 2019 and 2018. Included in Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $128 million and $66 million as of December 31, 2019 and 2018. Included in Agency CMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $49 million and $68 million as of December 31, 2019 and 2018. Interest income reported on all IO MBS securities was $27 million and $25 million for the years ended December 31, 2019 and 2018, respectively.

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

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. The credit support annex provisions of the Company’s derivative contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of derivative contracts, it also nets by counterparty any cash collateral exchanged as part of the derivative. Refer to Note 9 Derivative Instruments for further details.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of December 31, 2019 or 2018.

(l) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock.

(m) Stock-Based Compensation

Compensation expense for equity based awards granted to the Company’s independent directors and stock based compensation awards granted to employees of the Company subject only to service condition is recognized on a straight-line basis over the vesting period of such awards, based upon the fair value of such awards at the grant date. The Company recognizes forfeitures when they occur and does not adjust the fair value of the grants for estimated forfeitures. For awards subject to vesting on a straight line basis, the total amount of expense is at least equal to the measured expense of each vested tranche. Awards subject to only a service condition are valued according to the market price for the Company’s common stock at the date of grant. For awards based on the performance of the Company, it engages an independent appraisal company to determine the value of the shares at the date of grant or estimates the value based on the Company's performance relative to an established peer group. The Company considers the underlying contingency risks associated with the performance criteria. The values of these grants are expensed ratably over their respective vesting periods (irrespective of achievement of the performance criteria) adjusted, as applicable, for forfeitures.

(n) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates including in accounting for income recognition and OTTI on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4 and 5), securitized debt (Note 5 and 7), derivative instruments (Notes 5 and 9) and compensation expense estimates (Note 12). Actual results could differ materially from those estimates.

(o) Recent Accounting Pronouncements

Financial Instruments - Credit Losses - (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current model for recognizing credit losses from an incurred credit loss model to a current expected credit loss (CECL) model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale (AFS) debt securities for all expected (rather than incurred) credit losses of the asset rather than reduce the carrying amount, as the Company does under the current OTTI model. This update also revises the accounting model for purchased credit-impaired debt securities. The changes in the allowances created in accordance with this update will be recorded in earnings. Expected credit losses are limited to the amount of the unrealized loss on the debt securities impacted by the update. If at the end of a reporting period the debt security with an expected loss is in an unrealized gain position, no expected credit losses will be recorded.

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

With this change for AFS securities accounted for under subtopics 310-30 to subtopics 326-30 and 325-40 upon the effective date of the update, there will be a reduction in the yields on certain AFS investments previously accounted for under subtopic 310-30 for which there have been significant declines in cash flows expected to be collected but the fair values are in excess of the amortized cost basis of the investments at the transition date.

The guidance in the ASU will be applied prospectively and is effective for the Company as of January 1, 2020. The standard requires the company to record a cumulative-effect adjustment to the statement of financial position as the effective date. As all debt securities impacted by the update are in an unrealized gain position as of the transition date, there is no impact on the financial statements at January 1, 2020. AFS securities on which other-than-temporary impairment had been recognized prior to the effective date of the new standard will transition to the new guidance prospectively with no change in the amortized cost basis of the security. The effective interest rate on such a debt security before the adoption date will be retained and locked in and changes in cash flows will not impact the yield of the security. Amounts previously recognized in accumulated other comprehensive income related to cash flow improvements will continue to be accreted to interest income over the remaining life of the debt security on a level-yield basis. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recognized in income in the period received. Increases in expected losses will result in the Company recording an allowance.

The update expands the disclosure requirements regarding the Company's assumptions, models, and methods for estimating the expected credit losses. In addition, the Company will disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, fair value and unrealized gain/losses of Company's MBS investments as of December 31, 2019 and 2018.

		December 31, 2019
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,024,564	$2,038	$(953,916)	$1,072,686	$1,700,911	$628,518	$(293)	$628,225
Subordinated	876,592	9,915	(332,913)	553,594	624,598	76,272	(5,268)	71,004
Interest-only	7,458,653	301,170	—	301,170	288,899	51,481	(63,752)	(12,271)
Agency RMBS
Pass-through	6,080,547	131,023	—	6,211,570	6,362,626	152,271	(1,215)	151,056
Interest-only	1,539,941	139,536	—	139,536	127,667	220	(12,089)	(11,869)
Agency CMBS
Project loans	2,621,938	52,681	(4,961)	2,669,658	2,801,692	132,700	(666)	132,034
Interest-only	1,817,246	51,140	—	51,140	49,025	586	(2,701)	(2,115)
Total	$22,419,481	$687,503	$(1,291,790)	$10,999,354	$11,955,418	$1,042,048	$(85,984)	$956,064

		December 31, 2018
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,386,049	$537	$(1,112,368)	$1,274,218	$1,943,124	$669,356	$(450)	$668,906
Subordinated	394,037	8,642	(179,669)	223,010	276,467	53,702	(245)	53,457
Interest-only	5,888,747	296,874	—	296,874	266,539	33,123	(63,458)	(30,335)
Agency RMBS
Pass-through	8,984,249	221,606	—	9,205,855	9,174,382	51,986	(83,459)	(31,473)
Interest-only	578,284	64,185	—	64,185	65,675	1,490	—	1,490
Agency CMBS
Project loans	2,895,679	61,727	(4,469)	2,952,937	2,881,222	6,303	(78,018)	(71,715)
Interest-only	2,450,288	71,841	—	71,841	67,671	496	(4,666)	(4,170)
Total	$23,577,333	$725,412	$(1,296,506)	$14,088,920	$14,675,080	$816,456	$(230,296)	$586,160

The table below presents changes in accretable yield, or the excess of the security’s cash flows expected to be collected over the Company’s investment, solely as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to the provisions of ASC 310-30.

	For the Year Ended
	December 31, 2019	December 31, 2018
	(dollars in thousands)
Balance at beginning of period	$1,248,309	$1,303,589
Purchases	—	43,866
Yield income earned	(228,208)	(231,205)
Reclassification (to) from non-accretable difference	59,957	157,117
Sales and deconsolidation	(26,378)	(25,058)
Balance at end of period	$1,053,680	$1,248,309

The table below presents the outstanding principal balance and related amortized cost at December 31, 2019 and 2018, as it pertains to the Company’s Non-Agency RMBS portfolio accounted for according to ASC 310-30 guidance.

	For the Year Ended
	December 31, 2019	December 31, 2018
	(dollars in thousands)
Outstanding principal balance:
Beginning of period	$2,325,154	$2,673,350
End of period	$1,964,143	$2,325,154
Amortized cost:
Beginning of period	$1,158,291	$1,381,839
End of period	$965,546	$1,158,291

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2019 and 2018. All available for sale securities in an unrealized loss position have been evaluated by the Company for OTTI.

			December 31, 2019
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$31,635	$(293)	1	$31,635	$(293)	1
Subordinated	69,178	(5,064)	9	1,836	(204)	11	71,014	(5,268)	20
Interest-only	50,376	(22,737)	46	64,129	(41,015)	66	114,505	(63,752)	112
Agency RMBS
Pass-through	11,398	(605)	4	67,552	(610)	5	78,950	(1,215)	9
Interest-only	121,228	(12,089)	22	—	—	—	121,228	(12,089)	22
Agency CMBS
Project loans	41,971	(277)	3	44,896	(389)	4	86,867	(666)	7
Interest-only	15,045	(295)	6	9,930	(2,406)	7	24,975	(2,701)	13
Total	$309,196	$(41,067)	90	$219,978	$(44,917)	94	$529,174	$(85,984)	184

			December 31, 2018
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$33,303	$(450)	1	$33,303	$(450)	1
Subordinated	13,404	(245)	7	—	—	8	13,404	(245)	15
Interest-only	36,340	(4,434)	31	95,411	(59,024)	92	131,751	(63,458)	123
Agency RMBS
Pass-through	779,322	(6,220)	17	1,809,566	(77,239)	114	2,588,888	(83,459)	131
Interest-only	—	—	—	—	—	—	—	—	—
Agency CMBS
Project loans	1,697,555	(56,382)	548	504,570	(21,636)	183	2,202,125	(78,018)	731
Interest-only	5,769	(48)	2	41,659	(4,618)	17	47,428	(4,666)	19
Total	$2,532,390	$(67,329)	605	$2,484,509	$(162,967)	415	$5,016,899	$(230,296)	1,020

At December 31, 2019, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2019.

Gross unrealized losses on the Company’s Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $1 million and $95 million as of December 31, 2019 and 2018, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2019 and 2018, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings) were $348 thousand and $601 thousand at December 31, 2019 and 2018, respectively. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but rather are due to other factors. The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral.

A summary of the OTTI included in earnings for the years ended December 31, 2019, 2018 and 2017 and are presented below.

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands)
Total other-than-temporary impairment losses	$(801)	$(2,556)	$(5,169)
Portion of loss recognized in other comprehensive income (loss)	(4,052)	(19,235)	(56,687)
Net other-than-temporary credit impairment losses	$(4,853)	$(21,791)	$(61,856)

The following table presents a roll forward of the credit loss component of OTTI on the Company’s Non-Agency RMBS for which a portion of loss was recognized in OCI. The table delineates between those securities that are recognizing OTTI for the first time as opposed to those that have previously recognized OTTI.

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands)
Cumulative credit loss beginning balance	$587,199	$591,521	$556,485
Additions:
Other-than-temporary impairments not previously recognized	1,479	9,379	12,669
Reductions for securities sold or deconsolidated during the period	(175)	(9,169)	(12,405)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	3,375	12,412	47,211
Reductions for increases in cash flows expected to be collected over the remaining life of the securities	(5,593)	(16,944)	(12,439)
Cumulative credit impairment loss ending balance	$586,285	$587,199	$591,521

Cash flows generated to determine net other-than-temporary credit impairment losses recognized in earnings are estimated using significant unobservable inputs. The significant inputs used to measure the component of OTTI recognized in earnings for the Company’s Non-Agency RMBS for the periods reported are summarized as follows:

	For the Year Ended
	December 31, 2019	December 31, 2018
Loss Severity
Weighted Average	69%	59%
Range	53% - 102%	5% - 132%
60+ days delinquent
Weighted Average	8%	13%
Range	2% - 18%	0% - 30%
Credit Enhancement (1)
Weighted Average	0%	14%
Range	0% - 0%	0% - 55%
3 Month Prepay Rate
Weighted Average	8%	10%
Range	3% - 21%	0% - 39%
12 Month Prepay Rate
Weighted Average	9%	11%
Range	3% - 12%	1% - 28%

(1) Calculated as the combined credit enhancement to the Re-REMIC and underlying from each of their respective capital structures.

The following tables present a summary of unrealized gains and losses at December 31, 2019 and 2018.

		December 31, 2019
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$628,518	$—	$628,518	$(293)	$—	$(293)
Subordinated	57,174	19,098	76,272	(55)	(5,213)	(5,268)
Interest-only	—	51,481	51,481	—	(63,752)	(63,752)
Agency RMBS
Pass-through	—	152,271	152,271	—	(1,215)	(1,215)
Interest-only	—	220	220	—	(12,089)	(12,089)
Agency CMBS
Project loans	23,643	109,057	132,700	(651)	(15)	(666)
Interest-only	—	586	586	—	(2,701)	(2,701)
Total	$709,335	$332,713	$1,042,048	$(999)	$(84,985)	$(85,984)

		December 31, 2018
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$669,356	$—	$669,356	$(450)	$—	$(450)
Subordinated	50,235	3,467	53,702	(151)	(94)	(245)
Interest-only	—	33,123	33,123	—	(63,458)	(63,458)
Agency RMBS
Pass-through	1,708	50,278	51,986	(59,552)	(23,907)	(83,459)
Interest-only	—	1,490	1,490	—	—	—
Agency CMBS
Project loans	811	5,492	6,303	(35,125)	(42,893)	(78,018)
Interest-only	—	496	496	—	(4,666)	(4,666)
Total	$722,110	$94,346	$816,456	$(95,278)	$(135,018)	$(230,296)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at December 31, 2019 and 2018.

	December 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,024,564	$52.98	84.01	5.0%	20.8%
Subordinated	876,592	63.15	71.25	3.7%	6.9%
Interest-only	7,458,653	4.04	3.87	1.1%	8.4%
Agency RMBS
Pass-through	6,080,547	102.15	104.64	4.0%	3.4%
Interest-only	1,539,941	9.06	8.29	1.6%	4.0%
Agency CMBS
Project loans	2,621,938	101.82	106.86	3.7%	3.6%
Interest-only	1,817,246	2.81	2.70	0.7%	4.7%
(1) Bond Equivalent Yield at period end.

	December 31, 2018
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,386,049	$53.40	$81.44	5.0%	19.5%
Subordinated	394,037	56.60	70.16	4.0%	9.9%
Interest-only	5,888,747	5.04	4.53	1.2%	8.7%
Agency RMBS
Pass-through	8,984,249	102.47	102.12	4.0%	3.6%
Interest-only	578,284	11.10	11.36	1.5%	5.5%
Agency CMBS
Project loans	2,895,679	101.98	99.50	3.6%	3.4%
Interest-only	2,450,288	2.93	2.76	0.6%	3.2%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
AAA	0.4%	0.5%
AA	0.1%	0.1%
A	0.9%	0.3%
BBB	1.6%	0.4%
BB	3.8%	3.6%
B	1.6%	1.1%
Below B or not rated	91.6%	94.0%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2019 and 2018 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	December 31, 2019
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,343	$450,185	$676,382	$558,001	$1,700,911
Subordinated	—	43,796	95,973	484,829	624,598
Interest-only	—	126,631	159,057	3,211	288,899
Agency RMBS
Pass-through	—	5,939,408	421,539	1,679	6,362,626
Interest-only	—	1,614	126,053	—	127,667
Agency CMBS
Project loans	15,065	—	29,385	2,757,242	2,801,692
Interest-only	—	20,528	28,497	—	49,025
Total fair value	$31,408	$6,582,162	$1,536,886	$3,804,962	$11,955,418
Amortized cost
Non-Agency RMBS
Senior	$15,206	$304,850	$409,958	$342,672	$1,072,686
Subordinated	—	29,085	86,033	438,476	553,594
Interest-only	—	150,221	148,889	2,060	301,170
Agency RMBS
Pass-through	—	5,796,044	414,482	1,044	6,211,570
Interest-only	—	2,260	137,276	—	139,536
Agency CMBS
Project loans	15,084	—	28,954	2,625,620	2,669,658
Interest-only	—	22,950	28,190	—	51,140
Total amortized cost	$30,290	$6,305,410	$1,253,782	$3,409,872	$10,999,354

	December 31, 2018
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,611	$357,543	$946,536	$631,434	$1,943,124
Subordinated	—	39,825	43,744	192,898	276,467
Interest-only	1,189	38,710	105,722	120,918	266,539
Agency RMBS
Pass-through	—	640,713	8,524,211	9,458	9,174,382
Interest-only	—	—	65,675	—	65,675
Agency CMBS
Project loans	—	15,468	28,205	2,837,549	2,881,222
Interest-only	—	48,580	19,091	—	67,671
Total fair value	$8,800	$1,140,839	$9,733,184	$3,792,257	$14,675,080
Amortized cost
Non-Agency RMBS
Senior	$7,522	$277,025	$585,187	$404,484	$1,274,218
Subordinated	—	29,487	26,036	167,487	223,010
Interest-only	2,250	47,372	118,896	128,356	296,874
Agency RMBS
Pass-through	—	645,368	8,550,766	9,721	9,205,855
Interest-only		—	64,185	—	64,185
Agency CMBS
Project loans	—	15,543	29,447	2,907,947	2,952,937
Interest-only	—	53,076	18,765	—	71,841
Total amortized cost	$9,772	$1,067,871	$9,393,282	$3,617,995	$14,088,920

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At December 31, 2019 and December 31, 2018, 58% and 64% of the Non-Agency RMBS collateral was classified as Alt-A, respectively, based on fair value. At December 31, 2019 and 2018, 12% of the Non-Agency RMBS collateral was classified as prime, respectively, based on fair value. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
Weighted average maturity (years)		23.6		21.3
Weighted average amortized loan to value (1)		63.2%		62.9%
Weighted average FICO (2)		719		708
Weighted average loan balance (in thousands)		$313		$308
Weighted average percentage owner occupied		80.6%		85.7%
Weighted average percentage single family residence		60.0%		63.8%
Weighted average current credit enhancement		1.1%		1.4%
Weighted average geographic concentration of top four states	CA	32.5%	CA	33.8%
	FL	6.6%	FL	7.7%
	NY	6.3%	NY	7.4%
	TX	2.0%	NJ	2.1%
(1) Value represents appraised value of the collateral at the time of loan origination.

(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2019 and 2018.

Origination Year	December 31, 2019	December 31, 2018
2003 and prior	1.3%	1.3%
2004	1.5%	1.7%
2005	10.7%	12.9%
2006	52.9%	49.8%
2007	26.6%	31.0%
2008 and later	7.0%	3.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2019, 2018 and 2017 are as follows:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	38,659	100,791	68,164
Agency RMBS	2,915,545	7,064	570,195
Agency CMBS	375,489	9,120	173,646

Gross realized gains:
Non-Agency RMBS	422	7,424	12,171
Agency RMBS	35,221	—	3,068
Agency CMBS	11,328	122	2,300
Gross realized losses:
Non-Agency RMBS	(1,445)	(7,234)	(20)
Agency RMBS	(24,531)	(1,919)	(7,740)
Agency CMBS	(2,225)	(1,237)	(656)
Net realized gain (loss)	$18,770	$(2,844)	$9,123

Included in the gross realized gains for the year ended December 31, 2018 in the table above are exchanges of securities with a fair value of $81 million. The Company exchanged its investment in a re-REMIC security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a net realized gain of $3 million, reflected in earnings for the year ended December 31, 2018. There were no such exchanges during the year ended December 31, 2019. For the year ended December 31, 2017, the fair value of these exchanges of securities was $63 million, and resulted in a realized gain of $9 million.

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At December 31, 2019, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $13.7 billion and $12.2 billion as of December 31, 2019 and 2018, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at December 31, 2019 and 2018:

	For the Year Ended
	December 31, 2019	December 31, 2018
	(dollars in thousands)
Balance, beginning of period	$12,572,581	$13,678,263
Purchases	5,086,491	1,671,330
Principal paydowns	(1,717,745)	(1,859,155)
Sales and settlements	(1,812,760)	(807,364)
Net periodic accretion (amortization)	(77,491)	(83,393)
Realized gains (losses) on sales and settlements	1,590	101
Change in fair value	240,149	(27,201)
Balance, end of period	$14,292,815	$12,572,581

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans. During the year ended December 31, 2019, the Company sold $1.8 billion of loans to a trust, with the Company retaining $124 million of beneficial interests. During the year ended December 31, 2018, the Company sold $415 million of loans to a trust, with the Company retaining $40 million of beneficial interests.

During the year ended December 31, 2019, the Company transferred loans with an unpaid principal balance of $343 million to a third party. The Company evaluated the sale under current accounting guidance and determined that the sale did not effectively transfer control of the loans from the Company, the transferor, to the third party, the transferee, due to a right by the Company to call the loans at a fixed price at a future date. As such, the transfer has been accounted for by the Company as a secured borrowing and no gain or loss was recorded upon the transfer of the loans. The proceeds received, net of any collateral received in the transfer, has been recorded as a Securitized debt at fair value, collateralized by loans held for investment on the Consolidated Statements of Financial Condition. The secured borrowing related to unpaid principal amount of these loans is non-recourse to the Company and these loans can only be used to satisfy the obligations of the transferee and the obligations of the transferee are non-recourse to the Company. See footnote 7 for more details regarding Securitized debt.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	December 31, 2019 (1)	December 31, 2018
2002 and prior	6.8%	7.3%
2003	6.0%	6.6%
2004	12.6%	13.6%
2005	18.6%	19.5%
2006	22.5%	22.7%
2007	20.7%	19.5%
2008	6.4%	6.2%
2009	1.5%	1.0%
2010 and later	4.9%	3.6%
Total	100.0%	100.0%

(1) The table above excludes approximately $754 million of Loans held for investments which were purchased prior to December 31, 2019 and will settle subsequent to December 31, 2019.

The following table presents a summary of key characteristics of the residential loan portfolio at December 31, 2019 and 2018:

	December 31, 2019 (1)		December 31, 2018
Number of loans		139,194		140,345
Weighted average maturity (years)		19.3		18.6
Weighted average loan to value (2)		87.4%		87.5%
Weighted average FICO (2)		627		629
Weighted average loan balance (in thousands)		$95		$89
Weighted average percentage owner occupied		88.0%		90.1%
Weighted average percentage single family residence		84.4%		86.3%
Weighted average geographic concentration of top five states	CA	11.6%	CA	9.0%
	FL	7.4%	FL	7.3%
	NY	6.9%	OH	5.9%
	OH	5.3%	NY	5.7%
	PA	5.3%	PA	5.6%
(1) The table above excludes approximately $754 million of Loans held for investments which were purchased prior to December 31, 2019 and will settle subsequent to December 31, 2019.
(2) As provided by the Trustee.

The following tables show various characteristics of our residential loan portfolio and outstanding principal balance of the loans that are 30 days delinquent and greater for the year ended December 31, 2019 and 2018, respectively.

December 31, 2019 (1)
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	7,776	1.00% to 19.24%	6/1/1983 - 3/13/2057	$655,914	$75,436	$44,117
$250 to $500	497	2.00% to 13.13%	3/1/2023 - 7/1/2057	163,972	18,117	10,950
$500 to $750	96	2.00% to 9.38%	1/1/2034 - 10/1/2056	56,661	2,224	2,747
$750 to $1,000	20	1.97% to 8.13%	10/1/2036 - 11/1/2048	16,947	759	862
Over $1,000	12	2.00% to 6.63%	5/1/2036 - 10/1/2048	19,499	1,222	3,869
	8,401			$912,993	$97,758	$62,545

Fixed loans:
$1 to $250	123,580	0.00% to 24.00%	6/1/1989 - 5/1/2062	$9,482,855	$1,021,054	$571,242
$250 to $500	6,259	0.00% to 11.69%	12/1/2019 - 3/1/2065	2,059,131	275,574	131,472
$500 to $750	712	2.00% to 10.69%	8/1/2019 - 9/1/2059	418,044	46,972	12,137
$750 to $1,000	137	2.00% to 8.00%	3/1/2013 - 1/1/2058	116,993	6,224	5,312
Over $1,000	105	2.00% to 9.50%	9/1/2019 - 12/1/2057	179,827	10,497	—
	130,793			$12,256,850	$1,360,321	$720,163

Total	139,194			$13,169,843	$1,458,079	$782,708
(1) The table above excludes approximately $754 million of Loans held for investments which were purchased prior to December 31, 2019 and will settle subsequent to December 31, 2019.

The foreclosure, bankruptcy, and REO principal balances on our loans were $299 million, $322 million and $59 million, respectively, as of December 31, 2019, which are included in the table above.

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

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third party pricing service. The Company obtains the inputs used by the third party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third party pricing service review market factors that may not have been considered by the third party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At December 31, 2019, six investment holdings with an internally developed fair value of $22 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third party prices provided of $19 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2019 in excess of the derived predetermined threshold for the period. At December 31, 2018, nineteen investment holdings with an internally developed fair value of $127 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $4 million higher than the third party prices provided of $123 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2018 in excess of the derived predetermined threshold for the period.

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

At December 31, 2019, the internally developed fair value of one loan pool of $147 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $20 million higher than the third party price provided of $127 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. At December 31, 2018, the internally developed fair value of three loan pools of $489 million had a difference between the model generated prices and third party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third party price provided of $486 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price.

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

Fair value option

The table below shows the unpaid principal, fair value and impact of change in fair value on each of the financial instruments carried with fair value option as of December 31, 2019 and 2018, respectively:

	December 31, 2019
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	580,761	422,826	10,513
Interest-only	7,458,653	288,899	18,064
Agency RMBS
Pass-through	6,080,549	6,362,628	124,685
Interest-only	1,539,941	127,667	(13,359)
Agency CMBS
Project loans	1,753,755	1,889,923	146,441
Interest-only	1,817,246	49,025	2,054
Loans held for investment, at fair value	13,924,291	14,292,815	240,148
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,184,369	8,179,608	(118,911)

	December 31, 2018
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Year to Date Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Subordinated	N/A	$12,014	$(145)
Interest-only	5,888,747	266,539	21,356
Agency RMBS
Pass-through	7,573,835	7,739,382	31,185
Interest-only	578,284	65,675	3,785
Agency CMBS
Project loans	1,607,626	1,595,681	(35,002)
Interest-only	2,450,288	67,670	444
Loans held for investment, at fair value	12,432,582	12,572,581	(27,201)
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,561,319	8,455,376	52,209

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2019 and 2018 are presented below.

	December 31, 2019
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,614,408	$—	$2,614,408
Agency RMBS, at fair value	—	6,490,293	—	—	6,490,293
Agency CMBS, at fair value	—	2,850,717	—	—	2,850,717
Loans held for investment, at fair value	—	—	14,292,815	—	14,292,815
Derivatives	3,611	1,092	—	(1,092)	3,611

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,179,608	—	8,179,608
Derivatives	—	205,703	—	(205,703)	—

	December 31, 2018
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,486,130	$—	$2,486,130
Agency RMBS, at fair value	—	9,240,057	—	—	9,240,057
Agency CMBS, at fair value	—	2,948,893	—	—	2,948,893
Loans held for investment, at fair value	—	—	12,572,581	—	12,572,581
Derivatives	—	89,121	—	(51,653)	37,468

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,455,376	—	8,455,376
Derivatives	13,375	169,790	—	(183,165)	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at December 31, 2019 and 2018.

Fair Value Reconciliation, Level 3
	For the Year Ended
	December 31, 2019
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,486,130	$12,572,581	$8,455,376
Transfers in to Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases of assets/ issuance of debt	497,848	5,086,491	1,487,286
Principal payments	(415,518)	(1,717,745)	(1,530,818)
Sales and Settlements	(38,605)	(1,812,760)	(314,454)
Net accretion (amortization)	95,562	(77,491)	(26,758)
Gains (losses) included in net income
Other than temporary credit impairment losses	(4,853)	—	—
Realized gains (losses) on sales and settlements	(1,088)	1,590	(9,925)
Net unrealized gains (losses) included in income	28,577	240,149	118,901
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(33,645)	—	—
Ending balance Level 3	$2,614,408	$14,292,815	$8,179,608

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

There were no transfers in or out from Level 3, during the year ended December 31, 2019 and 2018, respectively.

The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and securitized debt are the weighted average discount rates, prepayment rate, constant default rate, and the loss severity.

Discount Rate

The discount rate refers to the interest rate used in the discounted cash flow analysis to determine the present value of future cash flows. The discount rate takes into account not just the time value of money, but also the risk or uncertainty of future cash flows. An increased uncertainty of future cash flows results in a higher discount rate. The discount rate used to calculate the present value of the expected future cash flows is based on the discount rate implicit in the security as of the last measurement date. As discount rates move up, the values of the discounted cash flows are reduced.

The discount rates applied to the expected cash flows to determine fair value are derived from a range of observable prices on securities backed by similar collateral. As the market becomes more or less liquid, the availability of these observable inputs will change.

Prepayment Rate

The prepayment rate specifies the percentage of the collateral balance that is expected to prepay at each point in the future. The prepayment rate is based on factors such as collateral FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis and is scaled up or down to reflect recent collateral-specific prepayment experience as obtained from remittance reports and market data services.

For securitized debt carried at fair value issued at a premium, as prepayment rates increase, the amount of interest expense the Company recognizes decreases as the issued premium on the debt amortizes faster than expected. Conversely, decreases in prepayment rates result in increased expense and can extend the period over which the Company amortizes the premium.

For debt issued at a discount, as prepayment rates increase, the amount of interest the Company expenses increases from the acceleration of the accretion of the discount into interest expense. Conversely, decreases in prepayment rates result in decreased expense as the accretion of the discount into interest expense occurs over a longer period.

Constant Default Rate

Constant default rate represent an annualized rate of default on a group of mortgages. The constant default rate, or CDR, represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the home being past 60-day and 90-day notices and in the foreclosure process. When default rates increase, expected cash flows on the underlying collateral decreases. When default rates decrease, expected cash flows on the underlying collateral increases.

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

The curve generated to reflect the Company’s expected loss severity is based on collateral-specific experience with consideration given to other mitigating collateral characteristics. Collateral characteristics such as loan size, loan-to-value, seasoning or loan age and geographic location of collateral also effect loss severity.

Sensitivity of Significant Inputs – Non-Agency RMBS and securitized debt, collateralized by loans held for investment

Prepayment rates vary according to interest rates, the type of financial instrument, conditions in financial markets, and other factors, none of which can be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans, and as a result, prepayment speeds tend to decrease. When interest rates fall, prepayment speeds tend to increase. For RMBS investments purchased at a premium, as prepayment rates increase, the amount of income the Company earns decreases as the purchase premium on the bonds amortizes faster than expected. Conversely, decreases in prepayment rates result in increased income and can extend the period over which the Company amortizes the purchase premium. For RMBS investments purchased at a discount, as prepayment rates increase, the amount of income the Company earns increases from the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment rates result in decreased income as the accretion of the purchase discount into interest income occurs over a longer period.

A summary of the significant inputs used to estimate the fair value of Non-Agency RMBS held for investment at fair value as of December 31, 2019 and 2018 follows:

	December 31, 2019
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	3.8%	6% -20%	9.4%	0% -9%	1.8%	26% -82%	42.0%
Subordinated	0% -13%	5.1%	6% -35%	9.6%	0% -6%	1.3%	27% -55%	36.7%
Interest-only	0% -100%	12.5%	6% -43%	18.5%	0% -6%	1.0%	26% -83%	35.3%

	December 31, 2018
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	4.5%	1% -25%	6.7%	0% -11%	2.5%	35% -81%	44.6%
Subordinated	4% -20%	5.8%	1% -19%	7.9%	0% -6%	1.9%	30% -65%	40.3%
Interest-only	8% -100%	11.1%	3% -32%	10.7%	0% -8%	1.9%	30% -86%	42.1%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of December 31, 2019 and 2018 follows:

	December 31, 2019
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	3.3%	6% - 20%	9.1%	0% - 3%	1.4%	30% - 75%	59.8%

	December 31, 2018
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	4.5%	6% - 18%	9.3%	0% - 23%	1.4%	30% - 65%	58.7%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of December 31, 2019 and 2018 include coupon, FICO score at origination, loan-to-value ratios

(LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized primarily by seasoned subprime mortgages at fair value as of December 31, 2019 and 2018 follows:

	December 31, 2019	December 31, 2018
Factor:
Coupon
Base Rate	4.3%	5.2%
Actual	6.6%	6.9%

FICO
Base Rate	636	638
Actual	624	626

Loan-to-value (LTV)
Base Rate	86%	88%
Actual	88%	88%

Loan Characteristics:
Occupancy
Owner Occupied	89%	90%
Investor	2%	1%
Secondary	9%	9%
Property Type
Single family	85%	86%
Manufactured housing	4%	4%
Multi-family/mixed use/other	11%	10%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2019 and 2018.

	December 31, 2019
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	13,427,545	13,450,193
Securitized debt, collateralized by Non-Agency RMBS	3	133,557	117,552

	December 31, 2018
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	14,030,465	14,085,164
Securitized debt, collateralized by Non-Agency RMBS	3	159,955	140,711

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month and three-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of collateral pledged as of December 31, 2019 and 2018 were:

	December 31, 2019	December 31, 2018
Repurchase agreements outstanding secured by:
Agency RMBS (in thousands)	$6,247,275	$8,588,446
Agency CMBS (in thousands)	2,013,515	1,604,826
Non-agency RMBS and Loans held for investment (in thousands)	5,166,755	3,837,193
Total:	$13,427,545	$14,030,465

MBS pledged as collateral at fair value on Repurchase agreements:
Agency RMBS (in thousands)	$6,602,039	$9,123,369
Agency CMBS (in thousands)	2,102,520	1,708,648
Non-agency RMBS and Loans held for investment (in thousands)	6,694,685	4,998,990
Total:	$15,399,244	$15,831,007

Average balance of Repurchase agreements secured by:
Agency RMBS (in thousands)	$8,062,881	$4,651,613
Agency CMBS (in thousands)	1,993,372	1,434,030
Non-agency RMBS and Loans held for investment (in thousands)	4,436,133	3,730,527
Total:	$14,492,386	$9,816,170

Average borrowing rate of Repurchase agreements secured by:
Agency RMBS (in thousands)	2.10%	2.55%
Agency CMBS (in thousands)	2.10%	2.58%
Non-agency RMBS and Loans held for investment (in thousands)	3.19%	4.04%

Average remaining maturity of Repurchase agreements secured by:
Agency RMBS (in thousands)	14 Days	29 Days
Agency CMBS (in thousands)	13 Days	33 Days
Non-agency RMBS and Loans held for investment (in thousands)	255 Days	231 Days

Average original maturity of Repurchase agreements secured by:
Agency RMBS (in thousands)	38 Days	89 Days
Agency CMBS (in thousands)	34 Days	84 Days
Non-agency RMBS and Loans held for investment (in thousands)	279 Days	259 Days

At December 31, 2019 and 2018, the repurchase agreements collateralized by MBS and Loans held for investment had the following remaining maturities.

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Overnight	$—	$—
1 to 29 days	9,709,387	6,326,232
30 to 59 days	800,648	4,620,656
60 to 89 days	608,520	1,504,695
90 to 119 days	—	169,244
Greater than or equal to 120 days	2,308,990	1,409,638
Total	$13,427,545	$14,030,465

At December 31, 2019 and 2018, there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2019 and 2018 the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $152 million and $175 million, respectively. At December 31, 2019 and 2018, the debt carried a weighted average coupon equal to 6.5% and 6.4%, respectively. As of December 31, 2019, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the year ended December 31, 2019, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in a net loss on extinguishment of debt of $608 thousand, which is reflected in the earnings for the year ended December 31, 2019. The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the year ended December 31, 2018. During the year ended December 31, 2017, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $166 thousand for $167 thousand. This transaction resulted in a net loss on the extinguishment of debt of $1 thousand, which is reflected in earnings for the year ended December 31, 2017.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at December 31, 2019 and 2018, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Within One Year	$18,826	$23,602
One to Three Years	18,332	30,803
Three to Five Years	4,453	8,047
Greater Than Five Years	665	3,605
Total	$42,276	$66,057

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2019 and 2018 the Company’s securitized debt collateralized by loans held for investment had a principal balance of $8.2 billion and $8.6 billion, respectively. At December 31, 2019 and 2018 the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 4.2% and 4.5%, respectively. As of December 31, 2019, the maturities of the debt range between the years 2023 and 2067.

During the year ended December 31, 2019, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $324 million for $314 million. This transaction resulted in a net gain on the extinguishment of debt of $10 million, which is reflected in earnings for the year ended December 31, 2019. During the year ended December 31, 2018, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $861 million for $835 million. These transactions resulted in a net gain on the extinguishment of debt of $26 million, which is reflected in earnings for the year ended December 31, 2018. During the year ended December 31, 2017, the Company acquired securitized debt collateralized by loans with an amortized cost balance of $1.0 billion for $1.1 billion. This transaction resulted in a net loss on the extinguishment of debt of $35 million .

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at December 31, 2019 and 2018, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Within One Year	$1,582,646	$1,608,381
One to Three Years	2,563,699	2,587,635
Three to Five Years	1,791,756	1,949,060
Greater Than Five Years	2,129,460	2,237,259
Total	$8,067,561	$8,382,335

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at December 31, 2019.

December 31, 2019
(dollars in thousands)
Year	Principal
2020	3,527,114
2021	2,841,599
2022	795,683
2023	105,417
Total	$7,269,813

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of December 31, 2019, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.5 billion and liabilities with a carrying value of $8.1 billion. As of December 31, 2018, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $13.4 billion and liabilities with a carrying value of $8.7 billion.

During the year ended December 31, 2019, the Company securitized and consolidated approximately $1.5 billion unpaid principal balance of seasoned residential subprime mortgage loans. During the year ended December 31, 2018, the Company securitized and consolidated approximately $2.2 billion unpaid principal balance (of which $1.3 billion related to the collapse and repackaging of certain loan pools previously consolidated as of December 31, 2017) of seasoned residential subprime mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$598,080	$1,017,442
Loans held for investment, at fair value	11,853,659	12,263,265
Accrued interest receivable	63,218	72,389
Other assets	29,787	39,855
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$133,557	$159,955
Securitized debt at fair value, collateralized by loans held for investment	7,899,259	8,455,376
Accrued interest payable	28,775	33,541
Other liabilities	2,644	3,286

Income, OTTI and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$780,746	$904,830	$914,022
Interest expense, Non-recourse liabilities of VIEs	337,387	395,255	390,858
Net interest income	$443,359	$509,575	$523,164

Total other-than-temporary impairment losses	$(424)	$(1,026)	$(2,174)
Portion of loss recognized in other comprehensive income (loss)	(3,831)	(17,820)	(51,118)
Net other-than-temporary credit impairment losses	$(4,255)	$(18,845)	$(53,292)

Servicing fees	$33,920	$39,313	$41,493

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2019, ranged from less than $1 million to $191 million, with an aggregate amount of $2.0 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2018, ranged from less than $1 million to $52 million, with an aggregate amount of $1.5 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.6 billion, and $1.2 billion at December 31, 2019 and 2018, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2019 and 2018.

		December 31, 2019
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$4,111,300	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	—	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	3,611	Derivatives, at fair value, net	—
Total	$4,731,000		$3,611		$—

		December 31, 2018
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$10,906,700	Derivatives, at fair value, net	$35,798	Derivatives, at fair value, net	$—
Swaptions	53,000	Derivatives, at fair value, net	1,670	Derivatives, at fair value, net	—
Treasury Futures	619,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$11,579,400		$37,468		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the year ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2019	December 31, 2018	December 31, 2017
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(122,272)	$(125,595)	$43,697
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(356,713)	(1,488)	(31,593)
Treasury Futures	Net unrealized gains (losses) on derivatives	16,986	(16,928)	1,768
Treasury Futures	Net realized gains (losses) on derivatives	(37,032)	21,333	(4,061)
Swaptions	Net unrealized gains (losses) on derivatives	(923)	1,361	2,511
Swaptions	Net realized gains (losses) on derivatives	(404)	(1,476)	(6,134)
Total		$(500,358)	$(122,793)	$6,188

(1) Includes loss on termination of interest rate swaps of $360 million and $16 million during the year ended December 31, 2019 and 2017, respectively. There were no swaps terminations during the year ended December 31, 2018.

The company paid $360 million to terminate interest rate swaps with a notional value of $6.4 billion during the year ended December 31, 2019. The terminated swaps had original maturities of 2019 to 2029. There were no swap terminations during the year ended December 31, 2018.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2019 was 2.62% and the weighted average receive rate was 1.94%. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2018 was 2.58% and the weighted average receive rate was 2.69%. The weighted average maturity on the Company’s interest rate swaps at December 31, 2019 and 2018 was 6 and 7 years, respectively.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange, or NYSE. Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s International Swaps and Derivative Association, or ISDA, and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps. The aggregate fair value of all derivative instruments with credit-risk-related contingent features are in a net liability position at December 31, 2019 is approximately $215 million including accrued interest, which represents the maximum amount the Company would pay upon termination, which is fully collateralized.

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

The Company declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share during the years ended December 31, 2019 and 2018, respectively.

The Company declared dividends to Series B preferred stockholders $26 million, or $2.00 per preferred share during the years ended December 31, 2019 and 2018, respectively.

The Company declared dividends to Series C preferred stockholders of $20 million and $6 million, or $1.94 and $0.54, respectively, per preferred share during the years ended December 31, 2019 and 2018.

The Company declared dividends to Series D preferred stockholders of $15 million, or $1.87 per preferred share during the year ended December 31, 2019.

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

Pursuant to our Repurchase Program, the Company repurchased approximately 883 thousand shares of its common stock at an average price of $16.81 per share for a total of $15 million during the year ended December 31, 2018. The Company did not repurchase any of its common stock during the year ended December 31, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $85 million as of December 31, 2019.

The Company declared dividends to common shareholders of $377 million and $375 million, or $2.00, per share during the years ended December 31, 2019 and December 31, 2018, respectively.

Earnings per share for the years ended December 31, 2019, 2018 and 2017 respectively, are computed as follows:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$340,847	$368,440	$491,184
Effect of dilutive securities:	—	—	—
Dilutive net income available to common shareholders	$340,847	$368,440	$491,184

Denominator:
Weighted average basic shares	187,156,990	187,146,170	187,780,355
Effect of dilutive securities	1,249,454	602,692	506,965
Weighted average dilutive shares	188,406,444	187,748,862	188,287,320

Net income per average share attributable to common stockholders - Basic	$1.82	$1.97	$2.62
Net income per average share attributable to common stockholders - Diluted	$1.81	$1.96	$2.61

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the year ended December 31, 2019 and 2018:

	December 31, 2019
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2018	$626,832	$626,832
OCI before reclassifications	70,855	70,855
Amounts reclassified from AOCI	10,649	10,649
Net current period OCI	81,504	81,504
Balance as of December 31, 2019	$708,336	$708,336

	December 31, 2018
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2017	$796,902	$796,902
OCI before reclassifications	(185,570)	(185,570)
Amounts reclassified from AOCI	15,500	15,500
Net current period OCI	(170,070)	(170,070)
Balance as of December 31, 2018	$626,832	$626,832

The following table presents the details of the reclassifications from AOCI for the year ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$(5,796)	$6,291	Net realized gains (losses) on sales of investments
	(4,853)	(21,791)	Net other-than-temporary credit impairment losses
	$(10,649)	$(15,500)	Income before income taxes
	—	—	Income taxes
	$(10,649)	$(15,500)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. During the vesting period, these shares may not be sold. There were approximately 4 million shares available for future grants under the Incentive Plan as of December 31, 2019.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Equity Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award.

Grants of Restricted Stock Units or, RSUs
During the first quarters of 2019 and 2018, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to the Company plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 487 thousand RSU awards during the year ended December 31, 2019, with a grant date fair value of $9 million for the 2018 and 2019 performance years. The Company granted 335 thousand RSU awards during the year ended December 31, 2018 with a grant date fair value $6 million for the 2017 performance year.
Grants of Performance Share Units or, PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the year ended December 31, 2019, include a three-year performance period ending on December 31, 2021. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares which will vest. During the year ended December 31, 2019, the Company granted 318 thousand PSU awards to senior management with a grant date fair value of $5 million.
The 2018 PSU awards include a three years performance period ending on December 31, 2020. The final number of shares that will vest will be between 0% to 150% of the total PSU awards granted based on the total shareholder return of the Company as compared to an index of comparable financial institutions and will cliff vest at the end of the performance period. The PSU awards are measured at fair value on the grant date which will be recognized as compensation expense ratably over the three-year vesting period.  Fair value is determined using a Monte Carlo valuation model developed to value the specific features of the PSU awards, including market based conditions. Inputs into the model include the Company’s historical volatility, the peer average historical volatility, and the correlation coefficient of the volatility.  In addition, inputs also included the share price at the beginning of the measurement period and an estimated total shareholder return for both the Company and the peer group of comparable financial institutions. Based on the model results, the 133 thousand PSU awards granted during year ended December 31, 2018, had a grant date fair value of $2 million which will cliff vest on December 31, 2020.
The following table presents information with respect to the Company's stock awards during the years ended December 31, 2019 and 2018.

	For the Year Ended
	December 31, 2019		December 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	1,159,183	16.51	769,815	25.58
Granted	804,738	17.91	467,657	17.90
Vested	(207,827)	16.11	(69,303)	15.99
Forfeited	(10,132)	18.63	(8,986)	18.40
Unvested shares outstanding - end of period	1,745,962	17.19	1,159,183	16.51

The Company recognized stock based compensation expenses of $13 million and $8 million, respectively for the years ended December 31, 2019 and 2018.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. for the year ended December 31, 2019, employees may contribute, through payroll deductions, up to $19,000 if under the age of 50 years and an additional $6,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the years ended December 31, 2019 and 2018, were $434 thousand, respectively.

13. Income Taxes

For the years ended December 31, 2019 and December 31, 2018, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. There were no significant income tax expenses for the years ended December 31, 2019, 2018 and 2017. The Company recorded a deferred tax asset of $5 million and $7 million for the years ended December 31, 2019 and 2018, respectively, relating to the activities of its TRSs. Of these amounts, the amount related to cumulative net operating losses was $22 thousand and $550 thousand as of December 31, 2019 and 2018, respectively, and the amount related to losses which were disallowed under Code Section 267(a) was $4 million and $7 million as of December 31, 2019 and 2018, respectively. The amount related to interest disallowed under Code Section 163(j) was $1 million as of December 31, 2019. There were no amounts disallowed under Code Section 163(j) as of December 31, 2018. The Company evaluates, based on both positive and negative evidence, the likelihood of realizing its deferred tax assets and established a valuation allowance of $5 million and $7 million for the years ended December 31, 2019 and 2018.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2019 and 2018.

	December 31, 2019
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(13,427,545)	$—	$(13,427,545)	$15,399,244	$20,211	$1,991,910
Interest Rate Swaps - Gross Assets	1,092	(1,092)	—	—	119,469	119,469
Interest Rate Swaps - Gross Liabilities	(205,703)	205,703	—	—	—	—
Treasury Futures - Gross Assets	3,611	—	3,611	—	1,514	5,125
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	—	—	—	—	—	—
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(13,628,545)	$204,611	$(13,423,934)	$15,399,244	$141,194	$2,116,504
(1) Included in other assets

	December 31, 2018
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(14,030,465)	$—	$(14,030,465)	$15,831,008	$—	$1,800,543
Interest Rate Swaps - Gross Assets	87,451	(51,653)	35,798	—	198,112	233,910
Interest Rate Swaps - Gross Liabilities	(169,790)	169,790	—	—	—	—
Treasury Futures - Gross Assets	—	—	—	—	3,220	3,220
Treasury Futures - Gross Liabilities	(13,375)	13,375	—	—	—	—
Swaptions - Gross Assets	1,670	—	1,670	—	—	1,670
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(14,124,509)	$131,512	$(13,992,997)	$15,831,008	$201,332	$2,039,343
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

In addition to the investment in KAH Capital, the Company has made a $150 million capital commitment to Hains Point, LLC (Hains Point), which is KAH Capital’s initial fund which is consolidated by the Company as the sole investor in the fund. As of

December 31, 2019, the Company has funded $101 million towards that commitment. KAH Capital will manage the investments in Hains Point including asset selection, repurchase and other financing arrangements as well as hedging transactions. Capital calls for investments made in Hains Point are subject to our consent and approval. As of December 31, 2019 KAH Capital has earned $4.2 million out of a total of $6.5 million for its investment advisory services to the Company.

16. Subsequent Events

None.

17. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019.

	For the Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$340,662	$330,144	$339,914	$350,389
Interest expense	169,203	188,551	198,110	202,950
Net interest income	171,459	141,593	141,804	147,439
Net other-than-temporary credit impairment losses	—	—	—	(4,853)
Net gains (losses) on derivatives	78,030	(136,671)	(237,079)	(204,638)
Net unrealized gains (losses) on financial instruments at fair value	(112,751)	130,825	190,748	200,812
Net realized gains (losses) on sales of investments	17,687	1,596	(7,526)	8,603
Gain (loss) on Extinguishment of Debt	9,926	—	(608)	—
Total other expenses	33,998	31,015	28,424	29,216
Net income (loss)	$130,318	$106,326	$58,760	$118,147
Dividend on preferred stock	$18,438	$18,438	$18,438	$17,392
Net income (loss) available to common shareholders	$111,880	$87,888	$40,322	$100,755
Net income per common share-basic	$0.60	$0.47	$0.22	$0.54

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

CHIMERA INVESTMENT CORPORATION

Date: February 24, 2020	By:	/s/ Matthew Lambiase
Matthew Lambiase Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Matthew Lambiase	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 24, 2020
Matthew Lambiase

/s/ Rob Colligan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2020
Rob Colligan

/s/ Mark Abrams	Director	February 24, 2020
Mark Abrams

/s/ Paul Donlin	Director	February 24, 2020
Paul Donlin

/s/ Gerard Creagh	Director	February 24, 2020
Gerard Creagh

/s/ Dennis Mahoney	Director	February 24, 2020
Dennis Mahoney

/s/ John P. Reilly	Director	February 24, 2020
John P. Reilly

/s/ Teresa Bryce Bazemore	Director	February 24, 2020
Teresa Bryce Bazemore

/s/ Debra Still	Director	February 24, 2020
Debra Still

/s/ Brian Patrick Reilly	Director	February 24, 2020
Brian Patrick Reilly